Form 10-Q
period 1993-12-31
PARKER HANNIFIN CORP
filed 1994-02-11
CIK 76334

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1993

                                    OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File number 1-4982


                    PARKER-HANNIFIN CORPORATION
          (Exact name of registrant as specified in its charter)


           OHIO                                  34-0451060
    (State or other                            (IRS Employer
     jurisdiction of                            Identification No.)
     incorporation)


        17325 Euclid Avenue, Cleveland, Ohio                  44112
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:        (216) 531-3000

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X .       No    .

Number of Common Shares outstanding at December 31, 1993      48,696,276

The Exhibit Index appears on sequential page 12.

                        PARKER-HANNIFIN CORPORATION

                                   INDEX

                                                                   Page No.

PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Statement of Income - Three
                   Months and Six Months Ended December 31,
                   1993 and 1992                                       3

                   Consolidated Balance Sheet -
                   December 31, 1993 and June 30, 1993                 4

                   Consolidated Statement of Cash Flows -
                   Six Months Ended December 31, 1993
                   and 1992                                            5

                   Business Segment Information by Industry -
                   Three Months and Six Months Ended
                   December 31, 1993 and 1992                          6

                   Notes to Consolidated Financial Statements         7-8

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                      9-10



PART II - OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                    11

         EXHIBIT 11   - Computation of Earnings per Common Share*      13

*Numbered in accordance with Item 601 of Regulation S-K.

                        PART I - FINANCIAL INFORMATION

                         PARKER-HANNIFIN CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                         Three Months Ended          Six Months Ended
                                                              December 31,             December 31,
                                                           1993       1992          1993         1992
Net sales                                              $ 592,226  $ 588,676   $ 1,199,637  $ 1,196,850
Cost of sales                                            485,145    475,860       979,199      968,702
Gross profit                                             107,081    112,816       220,438      228,148

Selling, general and administrative expenses              70,070     75,009       142,840      152,426
Provision for business restructuring activities            5,044      3,013         6,705        3,945
Income from operations                                    31,967     34,794        70,893       71,777

Other income (deductions):
   Interest expense                                      (10,206)   (11,837)      (21,817)     (23,232)
   Interest and other income, net                          1,222      1,103         3,171        1,790
                                                          (8,984)   (10,734)      (18,646)     (21,442)

Income before income taxes and extraordinary item         22,983     24,060        52,247       50,335
Income taxes                                               8,922      9,384        22,121       19,631
Income before extraordinary item                          14,061     14,676        30,126       30,704

Extraordinary item - extinguishment of debt               (4,207)                  (4,207)
Net income                                             $   9,854  $  14,676   $    25,919  $    30,704

Earnings per share before extraordinary item           $     .29  $     .30   $       .62  $       .63
Earnings per share                                     $     .20  $     .30   $       .53  $       .63

Cash dividends per common share                        $     .24  $     .24   $       .48  $       .48

See accompanying notes to consolidated financial statements.

                         PARKER-HANNIFIN CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)

                                                    December 31,      June 30,
                                                           1993          1993
                                                     (Unaudited)
   ASSETS
Current assets:
  Cash and cash equivalents                         $    29,756   $   159,985
  Accounts receivable, net                              327,195       354,338
  Inventories:
   Finished products                                    237,071       236,160
   Work in process                                      185,506       191,957
   Raw materials                                         74,841        71,591
                                                        497,418       499,708

  Prepaid expenses                                       14,062        13,934
  Deferred income taxes                                  34,159        28,478
     Total current assets                               902,590     1,056,443

Plant and equipment                                   1,598,398     1,569,349
  Less accumulated depreciation                         875,380       833,293
                                                        723,018       736,056

Other assets                                            192,771       171,091
     Total assets                                   $ 1,818,379   $ 1,963,590

   LIABILITIES
Current liabilities:
  Notes payable                                     $    83,352   $    86,641
  Accounts payable, trade                               110,264       125,127
  Accrued liabilities                                   200,153       215,569
  Accrued domestic and foreign taxes                     31,119        40,917
     Total current liabilities                          424,888       468,254

Long-term debt                                          269,276       378,476
Pensions and other postretirement benefits              165,744       157,513
Deferred income taxes                                    14,794        17,349
Other liabilities                                         7,057         9,098
     Total liabilities                                  881,759     1,030,690

   SHAREHOLDERS' EQUITY
Serial preferred stock, $.50 par value;
  authorized 3,000,000 shares; none issued
Common stock, $.50 par value; authorized
  150,000,000 shares; issued 49,265,074 shares at
  December 31 and 49,265,074 shares at June 30           24,633        24,633
Additional capital                                      163,882       164,430
Retained earnings                                       808,603       806,033
Deferred compensation related to guarantee
   of ESOP debt                                         (31,367)      (36,764)
Currency translation adjustment                         (16,361)      (10,533)
                                                        949,390       947,799
Less treasury shares, at cost: 568,798 shares
  at December 31 and 663,701 shares at June 30          (12,770)      (14,899)
     Total shareholders' equity                         936,620       932,900

     Total liabilities and shareholders' equity     $ 1,818,379   $ 1,963,590


See accompanying notes to consolidated financial statements.

                         PARKER-HANNIFIN CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Dollars in thousands)
                                (Unaudited)

                                                             Six Months Ended
                                                                December 31,
                                                              1993        1992
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $  25,919   $  30,704
  Adjustments to reconcile net income to
        net cash provided by operations:
     Net effect of extraordinary loss                        4,207
     Depreciation                                           54,489      56,777
     Amortization                                            2,624       2,112
     Deferred income taxes                                 (16,381)     (6,245)
     Foreign currency transaction loss (gain)                2,116        (374)
     Gain on sale of plant and equipment                       (62)        125
     Provision for restructuring                            (6,874)        502
  Changes in assets and liabilities:
       Accounts receivable                                  17,474      21,024
       Inventories                                           3,344       4,342
       Prepaid expenses                                       (431)      1,970
       Other assets                                         (3,712)     (1,014)
       Accounts payable, trade                             (11,841)     (6,176)
       Accrued payrolls and other compensation             (18,049)    (19,020)
       Accrued domestic and foreign taxes                   (4,845)      2,661
       Other accrued liabilities                            15,814       5,289
       Pensions and other postretirement benefits            8,756       8,575
       Other liabilities                                    (2,029)     (2,028)
         Net cash provided by operating activities          70,519      99,224

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions (excluding cash of $2,095 in 1993)          (29,798)
  Capital expenditures                                     (41,554)    (43,129)
  Proceeds from sale of plant and equipment                  1,827       1,459
  Proceeds from disposition of business                      3,205
  Other                                                      1,884      (1,212)
         Net cash used in investing activities             (64,436)    (42,882)

CASH FLOWS FROM FINANCING ACTIVITIES
  Exercise of stock options                                  1,581         459
  Proceeds from (payments of) notes payable, net             2,113       7,273
  Proceeds from long-term borrowings                         1,637       5,584
  Payments of long-term borrowings                        (110,179)    (10,060)
  Extraordinary loss on early retirement of debt            (6,922)
  Dividends                                                (23,349)    (23,242)
         Net cash used in financing activities            (135,119)    (19,986)

  Effect of exchange rate changes on cash                   (1,193)     (2,249)

  Net increase in cash and cash equivalents               (130,229)     34,107
  Cash and cash equivalents at beginning of year           159,985     100,053
  Cash and cash equivalents at end of period            $   29,756   $ 134,160


See accompanying notes to consolidated financial statements.

                     PARKER-HANNIFIN CORPORATION
             BUSINESS SEGMENT INFORMATION BY INDUSTRY
                       (Dollars in thousands)
                            (Unaudited)


Parker operates in two industry segments: Industrial and Aerospace. The Industrial Segment is the largest and includes the International operations.

Industrial - This segment produces a broad range of motion-control and fluid systems and components used in all kinds of manufacturing, packaging, processing, transportation, mobile construction, and agricultural and military machinery and equipment. Sales are direct to major original equipment manufacturers (OEMs) and through a broad distribution network to smaller OEMs and the aftermarket.

Aerospace - This segment designs and manufactures products and provides aftermarket support for commercial, military and general-aviation aircraft, missile and spacecraft markets. The Aerospace Segment provides a full range of systems and components for hydraulic, pneumatic, cryogenic and fuel applications.


Results by Business Segment:
                                        Three Months Ended             Six Months Ended
                                             December 31,                  December 31,
                                           1993       1992            1993         1992
Net sales, including intersegment sales
   Industrial                          $ 457,987  $ 440,943     $   922,765  $   893,222
   Aerospace                             134,297    147,806         277,020      303,793
   Intersegment sales                        (58)       (73)           (148)        (165)
Total                                  $ 592,226  $ 588,676     $ 1,199,637  $ 1,196,850

Income from operations before corporate
  general and administrative expenses
   Industrial                          $  31,449  $  31,261     $    67,532  $    65,139
   Aerospace                               9,499     12,488          22,143       25,109
Total                                     40,948     43,749          89,675       90,248
Corporate general and administrative
  expenses                                 8,981      8,955          18,782       18,471
Income from operations                 $  31,967  $  34,794     $    70,893  $    71,777


See accompanying notes to consolidated financial statements.

                           PARKER-HANNIFIN CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Dollars in thousands, except per share amounts


1.  Management Representation
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1993, the results of operations for the three and six months ended December 31, 1993 and 1992 and cash flows for the six months then ended.


2.  Extraordinary Item
In November 1993 the Company early-retired $100 million of 9.45 percent debentures due November 1997 through 2016. The resulting pre-payment premium and unamortized deferred debt costs were reported as an extraordinary charge.


3.  Restatement
On June 30, 1993 the Company changed the reporting period for subsidiaries outside of North America to provide uniform reporting on a global basis. The following table compares the fiscal 1993 quarterly results if restated for the change to uniform reporting periods. For example, the Second Quarter was originally reported as the period September - November, but restated as the period October - December.

Fiscal 1993   First Quarter   Second Quarter   Third Quarter   Fourth Quarter
As Reported:
   Net Sales     $ 608,174        $ 588,676       $ 607,225        $ 685,248
   Net Income       16,028           14,676          14,934           19,418
   Earnings
    per share    $     .33        $     .30       $     .31        $     .40

If Restated:
   Net Sales     $ 609,287        $ 567,016       $ 621,843        $ 640,376
   Net Income       16,085           10,137          18,505           19,272
   Earnings
    per share    $     .33        $     .21       $     .38        $     .40

4.  Earnings per share
Primary earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share are not presented because such dilution is not material.

5.  Acquisitions
In November 1993 the Company acquired the Electro-pneumatic Division of Telemecanique of France, a leading European manufacturer of pneumatic products for industrial applications. In December 1993 the Company acquired the remaining 60 percent of LDI Pneutronics, which specializes in advanced-technology pneumatic valves and components for medical, semiconductor, and analytical instrumentation markets. The combined purchase price for the two businesses was $31.9 million. Both acquisitions will be accounted for by the purchase method. Prior year sales for these operations exceeded $51.5 million for the last fiscal year.

In December 1992, the company purchased the assets of Gromelle S.A., a manufacturer of hydraulic and pneumatic quick couplings in Annemasse, France. In August 1993, a French Court of Appeals rescinded the purchase and on September 1 control of the operations was returned to an administrator. On November 9, 1993 the Court of Appeals accepted a purchase proposal submitted by another party and ordered the return of the purchase price to the Company. The effects of this transaction are not material to the Company's consolidated financial statements and were reported as a disposition of business in fiscal 1994.

                    PARKER-HANNIFIN CORPORATION
                             FORM 10-Q
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1993
          AND COMPARABLE PERIODS ENDED DECEMBER 31, 1992


CONSOLIDATED STATEMENT OF INCOME

Net sales remained nearly level, increasing only 0.6 percent for the second quarter and 0.2 percent for the first half of fiscal 1994. If Net sales for fiscal 1993 were restated to report consistent periods (July through December) for subsidiaries outside of North America, results would have shown an increase of 4.4 percent for the quarter and
2.0 percent for the half. The improvement in sales was due to continuing increases in the North American Industrial markets which were offset by the continuing recession in Europe and ongoing declines in the Aerospace business.

Income before the extraordinary item decreased slightly for the quarter and for the six months. Improvements in North American Industrial margins were more than offset by the losses incurred by the International Industrial businesses. This decrease was also due to a higher current year provision for business restructuring, primarily involving the European operations, and a higher current year effective tax rate. Income taxes for the period ended September 30, 1993 included a cumulative charge of $1.6 million for tax law changes in Germany and the United States. The decreases to income were partially offset by an insurance recovery for previously expensed environmental costs.

If Income before the extraordinary item is compared to equivalent reporting periods for fiscal 1993 (July through December), the results would have shown an increase of 38.7 percent for the quarter and 14.9 percent for the half. The difference between the reported results and the restated comparison reflect the losses incurred by operations outside of North America in the month of December.

Net income decreased 32.9 percent for the quarter and 15.6 percent for the half. An extraordinary charge of $4,207 was recorded in the second quarter of fiscal 1994 for the early-retirement of $100 million of 9.45 percent debentures.

Income from operations as a percent of sales decreased to 5.4 percent from 5.9 percent for the quarter and to 5.9 percent from 6.0 percent for the six months. Cost of sales, as a percent of sales, increased slightly to 81.9 percent from 80.8 percent for the quarter and to 81.6 percent from 80.9 percent for the six months. The effects of lower production levels in relation to fixed costs continues to cause lower margins for the International operations. Selling, general and administrative expenses, as a percent of sales, decreased to 11.8 percent from 12.7 percent for the quarter and to 11.9 percent from 12.7 percent for the six months. Prior years' restructuring efforts have contributed to this decrease.

Interest expense decreased 13.8 percent for the quarter and 6.1 percent for the six months, primarily due to lower borrowings.

Backlog declined to $824.4 million at December 31, 1993 as compared to $953.7 million the prior year. Backlog at June 30, 1993 was $856.5 million. The continuing decline is due to lower Aerospace orders.


BUSINESS SEGMENT INFORMATION BY INDUSTRY

Net sales of the Industrial Segment increased 3.9 percent for the second quarter, and 3.3 percent for the six month period. Without the effect of currency rate changes, sales would have increased 6.6 percent for the quarter and 7.0 percent for the half. North American Industrial sales were up substantially for the quarter and the half, while sales were down for the International Industrial business.

Operating income for the Industrial Segment was up 0.6 percent for the quarter and 3.7 percent for the six months. Earnings in North America were up substantially for the quarter and the half, while the International business recorded a loss for both the quarter and the half. Benefits are being realized in North America as a result of prior years' restructuring activities and increased volume, while restructuring charges continue to be recorded by the International operations and lower production levels are not covering fixed costs. Operating income as a percent of sales decreased to 6.9 percent from 7.1 percent for the second quarter, and remained steady at 7.3 percent for the six months.

Management expects these trends to continue through the second half.
The Industrial business in North America is expected to continue to grow. Improvement is not expected in the International business until the overseas economies improve. Industrial Segment backlog increased
11.4 percent compared to a year ago and 9.1 percent since June 30, 1993.

Net sales of the Aerospace Segment were down 9.1 percent for the quarter and 8.8 percent for the six months. Operating income decreased 23.9 percent for the quarter and 11.8 percent for the six months. Operating income as a percent of sales decreased to 7.1 percent from 8.4 percent for the quarter and to 8.0 percent from 8.3 percent for the six months. The reduced level of military original equipment business combined with reduced aftermarket sales to the commercial airlines has lowered sales and production levels, causing margins to decline. The Segment continues to restructure to reflect this shift in business to current markets.

Management believes the Aerospace business is stabilizing and expects to maintain favorable margins despite the lower volume. Backlog for the Aerospace Segment decreased 22.5 percent compared to a year ago, and 9.2 percent since June 30, 1993.


CONSOLIDATED BALANCE SHEET

Working capital decreased to $477.7 million at December 31, 1993 from $588.2 million at June 30, 1993 primarily due to the reduction in cash as a result of the retirement of the $100 million 9.45 percent debentures. The ratio of current assets to current liabilities decreased to 2.1 to 1 at December 31, 1993 from 2.3 to 1 at June 30, 1993.

Accounts receivable, net decreased $27.1 million since June 30, 1993, $11.6 million of which was due to changes in foreign exchange rates. Inventories have remained fairly steady since June 30, 1993.

The debt to debt-equity ratio, excluding the effect of the ESOP loan guarantee on both Long-term debt and Shareholders' equity, decreased to
24.9 percent at December 31, 1993 from 30.6 percent at June 30, 1993.
The decrease is the result of the retirement of the $100 million 9.45 percent debentures.


CONSOLIDATED STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $70.5 million and $99.2 million for the six months ended December 31, 1993 and 1992, respectively. Changes in the principal working capital items - Accounts receivable, Inventories, and Accounts payable, trade - provided cash of $9.0 million in fiscal 1994 as compared to $19.2 million in fiscal 1993. An increase in the Deferred income taxes asset and the reduction of the Deferred income taxes liability lowered cash provided by operating activities by $10.1 million more in fiscal 1994 than in fiscal 1993.

Net cash used in investing activities increased to $64.4 million from $42.9 million for the six months ended December 31, 1993 and 1992 as a result of several acquisitions in fiscal 1994.

Net cash used in financing activities was $135.1 million and $20.0 million for the six months ended December 31, 1993 and 1992, respectively. This increase of $115.1 million is due to the payments of long-term borrowings and the extraordinary loss for the early-retirement of debt.

                        PARKER-HANNIFIN CORPORATION

                        PART II - OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K.

         (a) The following document is furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

              Exhibit 11 - Statement regarding computation of per share earnings.

         (b) No reports on Form 8-K have been filed during the quarter for which this Report is filed.


                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PARKER-HANNIFIN CORPORATION
                                          (Registrant)


                                         Michael J. Hiemstra
                                         Michael J. Hiemstra
                             Vice President - Finance and Administration


Date:  February 11, 1994

                               EXHIBIT INDEX


                                                               Sequential
Exhibit No.                  Description of Exhibit               Page

    11                       Computation of Earnings
                             Per Common Share                      13

                                 EXHIBIT 11

                        PARKER-HANNIFIN CORPORATION

                                 FORM 10-Q
                  COMPUTATION OF EARNINGS PER COMMON SHARE
              (Dollars in thousands, except per share amounts)
                                 (Unaudited)

                                   Three Months Ended        Six Months Ended
                                       December 31,             December 31,
                                    1993        1992         1993        1992
Net income applicable
   to common shares            $    9,854  $   14,676   $   25,919  $   30,704

Weighted average common shares
   outstanding for the period  48,671,373  48,429,079   48,643,784  48,420,706

Increase in weighted average from:
  Dilutive effect of exercise
    of stock options              262,733      95,880      233,678     118,077
  Conversions of 4% convertible
    debentures                       --          --           --         1,743

Weighted average common shares,
  assuming issuance of the
  above securities             48,934,106  48,524,959   48,877,462  48,540,526

Earnings per common share:

   Primary                     $      .20  $      .30   $      .53  $      .63

   Fully diluted (A)           $      .20  $      .30   $      .53  $      .63


[FN]
(A) This calculation is submitted in accordance with Regulation S-K Item 601(b)(11) although not required for income statement presentation because it results in dilution of less than 3 percent.