Form 10-Q
period 1994-03-31
PARKER HANNIFIN CORP
filed 1994-05-12
CIK 76334

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

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


                        Yes  X .       No    .

Number of Common Shares outstanding at March 31, 1994         48,784,789

The Exhibit Index appears on sequential page 14.

                        PARKER-HANNIFIN CORPORATION

                                   INDEX

                                                                   Page No.

PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Statement of Income -
                   Three Months and Nine Months Ended
                   March 31, 1994 and 1993                             3

                   Consolidated Balance Sheet -
                   March 31, 1994 and June 30, 1993                    4

                   Consolidated Statement of Cash Flows -
                   Nine Months Ended March 31, 1994
                   and 1993                                            5

                   Business Segment Information by Industry -
                   Three Months and Nine Months Ended
                   March 31, 1994 and 1993                             6

                   Notes to Consolidated Financial Statements          7-8

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                      9-12



PART II - OTHER INFORMATION


         Item 6.   Exhibits and Reports on Form 8-K                   13

         EXHIBIT 11   - Computation of Earnings per Common Share*     15

*Numbered in accordance with Item 601 of Regulation S-K.

                         PART I - FINANCIAL INFORMATION

                           PARKER-HANNIFIN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                      Three Months Ended           Nine Months Ended
                                                           March 31,                   March 31,
                                                        1994        1993           1994         1993
Net sales                                           $ 677,353   $ 607,225    $ 1,876,990  $ 1,804,075
Cost of sales                                         537,964     492,620      1,517,163    1,461,322
Gross profit                                          139,389     114,605        359,827      342,753

Selling, general and administrative expenses           78,417      73,785        221,257      226,211
Provision for business restructuring activities        11,369       5,601         18,074        9,546
Impairment of long-term assets                         35,483                     35,483
Income from operations                                 14,120      35,219         85,013      106,996

Other income (deductions):
   Interest expense                                    (7,791)    (11,598)       (29,608)     (34,830)
   Interest and other income, net                         297       1,877          3,405        3,807
   Loss on disposal of assets                         (16,839)        (23)       (16,776)        (163)
                                                      (24,333)     (9,744)       (42,979)     (31,186)
Income (loss) before income taxes
     and extraordinary item                           (10,213)     25,475         42,034       75,810
Income taxes                                            8,870      10,541         30,991       30,172
Income (loss) before extraordinary item               (19,083)     14,934         11,043       45,638

Extraordinary item - extinguishment of debt                                        4,207
Net income (loss)                                   $ (19,083)  $  14,934    $     6,836  $    45,638

Earnings per share before extraordinary item        $    (.39)  $     .31    $       .23  $       .94
Earnings per share                                  $    (.39)  $     .31    $       .14  $       .94

Cash dividends per common share                     $     .25   $     .24    $       .73  $       .72

See accompanying notes to consolidated financial statements.

                                    - 3 -

                         PARKER-HANNIFIN CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)

                                                   March 31,       June 30,
                                                       1994           1993
                                                 (Unaudited)
   ASSETS
Current assets:
 Cash and cash equivalents                       $    70,253    $   159,985
 Accounts receivable, net                            383,328        354,338
 Inventories:
    Finished products                                228,265        236,160
    Work in process                                  177,804        191,957
    Raw materials                                     74,387         71,591
                                                     480,456        499,708

 Prepaid expenses                                     14,735         13,934
 Deferred income taxes                                42,142         28,478
    Total current assets                             990,914      1,056,443

Plant and equipment                                1,587,130      1,569,349
  Less accumulated depreciation                      883,732        833,293
                                                     703,398        736,056

Other assets                                         163,521        171,091
    Total assets                                 $ 1,857,833    $ 1,963,590


     LIABILITIES
Current liabilities:
 Notes payable                                   $    69,633    $    86,641
 Accounts payable, trade                             131,726        125,127
 Accrued liabilities                                 248,495        215,569
 Accrued domestic and foreign taxes                   45,816         40,917
    Total current liabilities                        495,670        468,254

Long-term debt                                       267,552        378,476
Pensions and other postretirement benefits           169,545        157,513
Deferred income taxes                                  7,616         17,349
Other liabilities                                      7,454          9,098
    Total liabilities                                947,837      1,030,690

     SHAREHOLDERS' EQUITY
Serial preferred stock, $.50 par value;
 authorized 3,000,000 shares; none issued
Common stock, $.50 par value; authorized
 150,000,000 shares; issued 49,265,074 shares at
 March 31 and 49,265,074 shares at June 30            24,633         24,633
Additional capital                                   164,026        164,430
Retained earnings                                    777,328        806,033
Deferred compensation related to guarantee
  of ESOP debt                                       (31,367)       (36,764)
Currency translation adjustment                      (13,841)       (10,533)
                                                     920,779        947,799
Less treasury shares, at cost: 480,285 shares at
 March 31 and 663,701 shares at June 30              (10,783)       (14,899)
    Total shareholders' equity                       909,996        932,900

    Total liabilities and shareholders' equity   $ 1,857,833    $ 1,963,590

See accompanying notes to consolidated financial statements.

                                    - 4 -

                         PARKER-HANNIFIN CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Dollars in thousands)
                                (Unaudited)

                                                         Nine Months Ended
                                                             March 31,
                                                         1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $   6,836    $   45,638
  Adjustments to reconcile net income to net cash
        provided by operations:
     Net effect of extraordinary loss                   4,207
     Depreciation                                      80,819        80,237
     Amortization                                       4,491         3,091
     Deferred income taxes                            (35,664)       (6,766)
     Foreign currency transaction loss                  2,727           249
     Loss on sale of plant and equipment                  170           350
     Provision for restructuring                        1,811         3,263
     Impairment losses on long-term assets             52,422

  Changes in assets and liabilities:
     Accounts receivable                              (41,106)       (5,276)
     Inventories                                       21,923        26,682
     Prepaid expenses                                   1,086         1,620
     Other assets                                      (2,086)       (1,364)
     Accounts payable, trade                           10,178        (9,335)
     Accrued payrolls and other compensation           (5,129)       (6,840)
     Accrued domestic and foreign taxes                10,524         8,531
     Other accrued liabilities                         35,472        11,428
     Pensions and other postretirement benefits        11,756        11,158
     Other liabilities                                 (1,624)       (2,125)
        Net cash provided by operating activities     158,813       160,541

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions (excluding cash of $2,548 in 1994)     (30,006)       (4,258)
  Capital expenditures                                (65,325)      (60,952)
  Proceeds from sale of plant and equipment             4,366         2,979
  Proceeds from disposition of business                 3,205
  Other                                                 2,480        (3,208)
        Net cash used in investing activities         (85,280)      (65,439)

CASH FLOWS FROM FINANCING ACTIVITIES
  Exercise of stock options                             3,711         1,748
  Proceeds from (payments of) notes payable, net      (12,042)        8,756
  Proceeds from long-term borrowings                    4,000         6,654
  Payments of long-term borrowings                   (115,311)      (15,768)
  Extraordinary loss on early retirement of debt       (6,922)
  Dividends                                           (35,542)      (34,881)
        Net cash used in financing activities        (162,106)      (33,491)

  Effect of exchange rate changes on cash              (1,159)       (2,437)

  Net (decrease) increase in cash and
      cash equivalents                                (89,732)       59,174

  Cash and cash equivalents at beginning of year      159,985       100,053

  Cash and cash equivalents at end of period        $  70,253    $  159,227


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

Results by Business Segment:
                                                      Three Months Ended         Nine Months Ended
                                                           March 31,                  March 31,
                                                      1994         1993           1994         1993
Net sales, including intersegment sales
Industrial                                       $ 540,604    $ 450,363    $ 1,463,369  $ 1,343,585
Aerospace                                          136,823      156,946        413,843      460,739
Intersegment sales                                     (74)         (84)          (222)        (249)
Total                                            $ 677,353    $ 607,225    $ 1,876,990  $ 1,804,075


Income (loss) from operations before corporate
  general and administrative expenses
Industrial                                       $  45,200    $  28,996    $   112,732  $    94,135
Aerospace                                          (20,569)      15,213          1,574       40,322
Total                                               24,631       44,209        114,306      134,457
Corporate general and administrative
  expenses                                          10,511        8,990         29,293       27,461
Income from operations                           $  14,120    $  35,219    $    85,013  $   106,996


See accompanying notes to consolidated financial statements.

                       PARKER-HANNIFIN CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Dollars in thousands, except per share amounts
                         _______________________


1.  Management Representation
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and other significant known adjustments) necessary to present fairly the financial position as of March 31, 1994, the results of operations for the three and nine months ended March 31, 1994 and 1993 and cash flows for the nine months then ended.

2.  Extraordinary Item
In November 1993 the Company early-retired $100 million of 9.45 percent debentures due November 1997 through 2016. The resulting pre-payment premium and unamortized deferred debt costs were reported as an extraordinary charge.

3.  Restatement
On June 30, 1993 the Company changed the reporting period for subsidiaries outside of North America to provide uniform reporting on a global basis. The following table presents the fiscal 1993 quarterly results if restated for the change to uniform reporting periods. For example, the Third Quarter was originally reported as the period December - February, but restated is the period January - March.

Fiscal 1993  Third Quarter   Year-to-Date    Fourth Quarter   Total Year

As Reported:
  Net Sales     $ 607,225    $ 1,804,075        $ 685,248    $ 2,489,323
  Net Income       14,934         45,638           19,418         65,056
  Earnings per
      share     $     .31    $       .94        $     .40    $      1.34

If Restated:
  Net Sales     $ 621,843    $ 1,798,146        $ 640,376    $ 2,438,522
  Net Income       18,505         44,727           19,272         63,999
  Earnings per
      share     $     .38    $       .92        $     .40    $      1.32


4.  Earnings per share
Primary earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share are not presented because such dilution is not material.

5.  Acquisitions
Effective April 1, 1994, the Company purchased Finn-Filter Oy from Kemira Oy of Helsinki, Finland, one of Scandinavia's leading filter manufacturers. Sales for this operation were approximately $11.7 million for their most recent fiscal year.

In December 1993 the Company acquired the remaining 60 percent of LDI Pneutronics, which specializes in advanced-technology pneumatic valves and components for medical, semiconductor, and analytical instrumentation markets. In November 1993 the Company acquired the Electro-pneumatic Division of Telemecanique of France, a leading European manufacturer of pneumatic products for industrial applications. The combined purchase price for these businesses, which will be accounted for by the purchase method, was $31.9 million. Prior year sales for these operations exceeded $51.5 million during their most recent fiscal year.

6.  Disposition of business
Effective April 1, 1994 the Company divested nearly all of the assets related to its Metal Bellows operations, which manufactured welded and formed bellows, accumulators and other fabricated assemblies, principally for the aerospace market. The sale resulted in proceeds of approximately $14 million. Annual sales for this product line were approximately $30 million.

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

                       PARKER-HANNIFIN CORPORATION

                                FORM 10-Q
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1994
               AND COMPARABLE PERIODS ENDED MARCH 31, 1993


CONSOLIDATED STATEMENT OF INCOME

Net sales increased 11.5 percent for the third quarter and 4.0 percent for the nine-month periods. If Net sales for fiscal 1993 were restated for the change in reporting period described in note 3 to the Consolidated Financial Statements, results would have shown an increase of 8.9 percent for the quarter and 4.4 percent for the nine months. The improvement in sales was driven by continuing increases in the North American Industrial markets and third quarter increases in the International Industrial business. These improvements were offset by the continuing lower volume in the Aerospace business.

Net loss for the quarter was $19.1 million or $.39 per share after charges totaling $52.7 million, or $1.08 per share to reduce the book value of certain long-term assets to their current values, and to recognize the cost of downsizing and relocation activities. During the same quarter last year, the Company reported Net income of $14.9 million or $.31 per share, after $5.6 million or $.07 per share of restructuring charges. However, if Net income were restated for the change in reporting periods described in note 3 to the Consolidated Financial Statements, results would have been Net income of $18.5 million, and earnings per share of $.38. The difference in the quarterly results between the reported amounts and the restated comparison reflects the losses incurred by operations outside of North America in the month of December 1992.

Net income for the nine months decreased $38.8 million to $6.8 million after unusual charges of $56.9 million in 1994 and $6.0 million in 1993. In addition to these charges, an extraordinary charge of $4.2 million was recorded in the second quarter of fiscal 1994 for the early-retirement of $100 million of 9.45 percent debentures.

Provision for business restructuring activities: The Industrial Segment's third quarter restructuring charges were $7.7 million and included $5.2 million in North America and $2.5 million in International operations. The North American charge primarily involved the relocation or consolidation of higher-cost and under-utilized facilities. Severance charges of $1.3 million were recorded for the planned reduction of 63 employees in fiscal 1994 and 91 employees in fiscal 1995. Savings for North American operations as a result of these actions are estimated to be $.8 million in fiscal 1995 and $1.4 million in fiscal 1996. Net cash outflow is estimated to be $2.6 million in fiscal 1995 and $.9 million in fiscal 1996.

The International Industrial restructuring charges were primarily for severance costs for 105 employees (38 employees in fiscal 1994 and the remainder in fiscal 1995). The reduction in workforce is due to lower volume levels and efficiencies in manufacturing and administrative processes. The savings from these planned actions are anticipated to be $1.1 million in fiscal 1995 and $1.8 million in fiscal 1996. Net cash outflow is estimated to be $1.1 million in fiscal 1995.

The Aerospace business restructuring charges were $3.7 million and included a workforce reduction of 233 employees (105 in fiscal 1994 and 128 in fiscal 1995) and relocation costs for three facilities which will result in lower costs and enhanced capacity utilization in fiscal 1995. The savings from these planned actions are estimated to be $2.6 million in fiscal 1995 and $5.6 million in fiscal 1996. Net cash outflow is estimated to be $1.5 million in fiscal 1995 and $.5 million in fiscal 1996.

Impairment of long-term assets: The Industrial Segment recognized the impairment of long-term assets ($6.6 million pretax), primarily relating to certain machinery and equipment used in operations for unprofitable product lines in Brazil and Germany. The future cash flows of these operations were anticipated to be less than the value of the related assets. The machinery and equipment was written down to net recoverable value. The effect of these charges will have no cash impact and will reduce depreciation expense $.7 million per year in fiscal 1995 and 1996.

The Aerospace Segment recognized impairment losses of $28.9 million pretax in the third quarter related to the write-down of goodwill and permanently impaired assets of the continuing operations of the heat-transfer components product line. The completion of major contracts and the decline of aerospace markets have caused anticipated future cash flows to be less than the value of the assets related to that product line. The goodwill was incurred with the purchase of this product line in 1987, during a period of heavy defense spending, and has been determined to be without value in the current environment. The goodwill was being amortized over 40 years. The effect of this charge will have no cash impact and will reduce amortization and depreciation expenses $1.6 million per year.

Selling, general and administrative expenses for the quarter were affected by a $2.2 million charge relating to the impairment of an investment in a community development fund.

Income from operations as a percent of sales decreased to 2.1 percent from 5.8 percent for the quarter and to 4.5 percent from 5.9 percent for the nine months. Without the effect of business restructuring and asset impairment, Income from operations as a percent of sales increased to 9.0 percent from 6.7 percent for the quarter and to 7.4 percent from 6.5 percent for the nine months. Cost of sales, as a percent of sales, decreased to 79.4 percent from
81.1 percent for the quarter and to 80.8 percent from 81.0 percent for the nine months. Increasing production levels in relation to fixed costs will continue to improve the gross profit margin. Selling, general and administrative expenses, as a percent of sales, decreased to 11.6 percent from 12.2 percent for the quarter and to
11.8 percent from 12.5 percent for the nine months. Prior years' restructuring efforts have contributed to this decrease.

Interest expense decreased 32.8 percent for the quarter and 15.0 percent for the nine months, primarily due to lower borrowings.

Loss on disposal of assets increased $16.8 million during the quarter, $14.7 million of which was due to impairment of idle properties. These facilities, primarily Aerospace properties, became idle due to the downsizing activities. Several facilities are in very weak real estate markets such as southern California. Management has decided to sell or lease these facilities in the near term. The assets were written-down to their estimated recoverable value based on today's markets.

The Loss on disposal of assets for the current quarter was also affected by a charge of $1.3 million for the estimated loss on the sale of the Metal Bellows operations.

Income taxes for the nine months of fiscal 1994 resulted in an effective tax rate of 73.7 percent, compared to 39.8 percent for fiscal 1993. This increase was primarily due to receiving no tax benefit for the charge taken in the current quarter to write down goodwill and due to increased reserves for minor litigation matters. Also, Income taxes for the period ended September 30, 1993 included a cumulative charge of $1.6 million for tax law changes in Germany and the United States.

Backlog declined to $865.3 million at March 31, 1994 as compared to $909.2 million the prior year, but increased from the June 30, 1993 backlog of $856.5 million. The decline from a year ago is due to lower Aerospace orders.

BUSINESS SEGMENT INFORMATION BY INDUSTRY

Industrial Segment Net sales increased 20.0 percent for the third quarter, and 8.9 percent for the nine month period. Without the effect of currency-rate changes, sales would have increased 22.1 percent for the quarter and 12.3 percent for the nine months. If Net sales for fiscal 1993 were restated for the change in reporting period described in note 3 to the Consolidated Financial Statements, results for the Industrial Segment would have shown an increase of
16.3 percent for the quarter and 8.4 percent for the nine months. During the third quarter, North American Industrial operations set all-time records for sales and orders. These increased levels are expected to continue as the markets continue to show recovery. International Industrial business is still hampered by the recession overseas, but has shown encouraging signs of recovery during the last quarter.

Operating income for the Industrial Segment was up 55.9 percent for the quarter and 19.8 percent for the nine months, even after the impact of $14.5 million of downsizing and asset impairment charges in the current quarter as compared to $3.9 million in the prior-year quarter. Earnings in North America were up substantially for the quarter and the nine months, while the International business reported losses. Benefits are being realized in North America as a result of increased volume and prior years' downsizing activities, while restructuring continues in the International operations and lower production levels are not covering fixed costs. Without the effect of business restructuring and asset impairment, Operating income as a percent of sales increased to 11.0 percent from 7.3 percent for the quarter and to 9.0 percent from 7.4 percent for the nine months.

Management expects North American Industrial will continue to benefit from the ongoing strengths of its markets. Modest signs of improvement are beginning to be seen in the order entry rates in Europe. Total Industrial Segment backlog increased 19.7 percent compared to a year ago and 20.0 percent since June 30, 1993.

Aerospace Segment Net sales were down 12.8 percent for the quarter and 10.2 percent for the nine months. Operating losses of $20.6 million for the quarter and income of $1.6 million year-to-date were impacted by the charges ($33.0 million for the quarter and $35.1 million year-to-date) taken for asset impairment and downsizing activities. Prior-year operating income for the quarter was $15.2 million after restructuring charges of $1.7 million, and for the nine months was $40.3 million, after restructuring charges of $4.5 million. Without the effect of business restructuring and asset impairment, Operating income as a percent of sales decreased to 8.8 percent from 10.8 percent for the quarter and to 8.8 percent from
9.7 percent for the nine months. In addition to the charges already mentioned, the reduced levels of commercial spare parts and military aftermarket sales has lowered production levels, causing margins to decline. The Segment has continued to restructure to reflect this shift in business to current markets.

Management believes the Aerospace business is stabilizing and expects to maintain favorable margins despite the lower volume.
Backlog for the Aerospace Segment decreased 14.6 percent compared to a year ago, and 7.1 percent since June 30, 1993.


CONSOLIDATED BALANCE SHEET

Working capital decreased to $495.2 million at March 31, 1994 from $588.2 million at June 30, 1993 primarily due to the reduction in cash as a result of the retirement of the $100 million 9.45 percent debentures. The ratio of current assets to current liabilities decreased to 2.0 to 1 at March 31, 1994 from 2.3 to 1 at June 30, 1993.

Accounts receivable, net increased $29.0 million since June 30,
1993.   The increase would have been $42.6 million without the
effect of changes in foreign exchange rates. Inventories decreased $19.2 million since June 30, 1993.

The reduction of goodwill due to the impairment recognized during the quarter was offset by increases in deferred income taxes and intangibles associated with new acquisitions. As a result, Other assets decreased only $7.6 million since June 30, 1993.

The debt to debt-equity ratio, excluding the effect of the ESOP loan guarantee on both Long-term debt and Shareholders' equity, decreased to 24.5 percent at March 31, 1994 from 30.6 percent at June 30, 1993. The decrease is the result of the retirement of the $100 million 9.45 percent debentures.


CONSOLIDATED STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $158.8 million for the nine months ended March 31, 1994, nearly even with the $160.5 million for the same nine months in 1993. Changes in the principal working capital items - Accounts receivable, Inventories, and Accounts payable, trade - reflect the use of $9.0 million cash in fiscal 1994 as compared to providing cash of $12.1 million in fiscal 1993. This change is due to increased Accounts receivable in 1994.

Net cash used in investing activities increased to $85.3 million from $65.4 million for the nine months ended March 31, 1994 and 1993 as a result of several acquisitions in fiscal 1994.

Net cash used in financing activities was $162.1 million and $33.5 million for the nine months ended March 31, 1994 and 1993, respectively. This increase of $128.6 million is due to payments of long-term borrowings and notes payable, as well as the extraordinary loss for the early-retirement of debt.

                        PARKER-HANNIFIN CORPORATION

                        PART II - OTHER INFORMATION


         Item 6.   Exhibits and Reports on Form 8-K.

         (a) The following document is furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

         Exhibit 11 - Statement regarding computation of per share earnings.

         (b) The Registrant filed a report on Form 8-K on April 15, 1994 with respect to its April 14, 1994 announcement of its intention to record a charge of $52.7 million or $1.08 per share in the third quarter, ended March 31, 1994, to reduce the value of certain long-term assets and to recognize downsizing and relocation activities.



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


                                   PARKER-HANNIFIN CORPORATION
                                          (Registrant)


                                         Michael J. Hiemstra
                                         Michael J. Hiemstra
                             Vice President - Finance and Administration


Date:  May 12, 1994

                               EXHIBIT INDEX

                                                              Sequential
Exhibit No.                  Description of Exhibit               Page

    11                       Computation of Earnings
                             Per Common Share                      15

                                  EXHIBIT 11

                          PARKER-HANNIFIN CORPORATION

                                   FORM 10-Q
                   COMPUTATION OF EARNINGS PER COMMON SHARE
               (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                    Three Months Ended             Nine Months Ended
                                                          March 31,                     March 31,
                                                      1994          1993            1994          1993
Net income (loss) applicable to common shares  $   (19,083)  $    14,934     $     6,836   $    45,638


Weighted average common shares outstanding
   for the period                               48,767,809    48,485,757      48,685,126    48,442,390
Increase in weighted average from dilutive
   effect of exercise of stock options             242,638       182,172         236,665       139,442

Weighted average common shares, assuming
   issuance of the above securities             49,010,447    48,667,929      48,921,791    48,581,832

Earnings per common share:

     Primary                                   $      (.39)  $       .31     $       .14   $       .94
     Fully diluted (A)                         $      (.39)  $       .31     $       .14   $       .94

[FN]
(A) This calculation is submitted in accordance with Regulation S-K Item 601(b)(11) although not required for income statement presentation because it results in dilution of less than 3 percent.