Form 10-K
period 1994-06-30
PARKER HANNIFIN CORP
filed 1994-09-28
CIK 76334

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1994

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission File No. 1-4982


                          PARKER-HANNIFIN CORPORATION

           (Exact name of registrant as specified in its charter)

                Ohio                                     34-0451060
     (State of Incorporation)                        (I.R.S. Employer
                                                     Identification No.)

  17325 Euclid Avenue, Cleveland, Ohio                     44112
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's telephone number, including area code     (216) 531-3000



Securities registered pursuant to Section 12(b) of the Act:


                                               Name of Each Exchange on
              Title of Each Class                   which Registered

        Common Shares, $.50 par value           New York Stock Exchange



Securities registered pursuant to Section 12(g) of the Act:  None


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
  Yes   X  .    No     .

         The sequential page in this Report where the Exhibit Index appears is page 23.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 18, 1994, excluding, for purposes of this computation, only stock holdings of the Registrant's Directors and Officers. $1,958,010,570.


    The number of Common Shares outstanding on August 18, 1994 was 48,966,848.



Portions of the following documents are incorporated by reference:


(1) Annual Report to Shareholders of the Company for the fiscal year ended June 30, 1994. Incorporated by reference into Parts I, II and IV hereof.

(2) Definitive Proxy Statement for the Company's 1994 Annual Meeting of Shareholders. Incorporated by reference into Part III hereof.

                         PARKER-HANNIFIN CORPORATION

                                  FORM 10-K

                       Fiscal Year Ended June 30, 1994


                                   PART I

            ITEM 1. Business. Parker-Hannifin Corporation is a leading worldwide full-line manufacturer of motion control products, including fluid power systems, electromechanical controls and related components. Fluid power involves the transfer and control of power through the medium of liquid, gas or air, in both hydraulic and pneumatic applications. Fluid power systems move and position materials, control machines, vehicles and equipment and improve industrial efficiency and productivity. Components of a simple fluid power system include a pump which generates pressure, valves which control the fluid's flow, a cylinder which translates the pressure in the fluid into mechanical energy, a filter to remove contaminants and numerous hoses, couplings, fittings and seals. Electromechanical control involves the use of electronic components and systems to control motion and precisely locate or vary speed in automation applications.

            The Company was incorporated in Ohio in 1938. Its principal executive offices are located at 17325 Euclid Avenue, Cleveland, Ohio 44112, telephone (216) 531-3000. As used in this Report, unless the context otherwise requires, the term "Company" or "Parker" refers to Parker-Hannifin Corporation and its subsidiaries.

            The Company's manufacturing, service, distribution and administrative facilities are located in 33 states, Puerto Rico and worldwide in 30 foreign countries. Its motion control technology is used in the products of its two business Segments: Industrial and Aerospace. The products are sold as original and replacement equipment through product and distribution centers worldwide. The Company markets its products through its direct-sales employees and more than 5,000 independent distributors. Parker products are supplied to over a quarter million customer outlets in virtually every major manufacturing, transportation and processing industry. For the fiscal year ended June 30, 1994, net sales were $2,576,337,000; Industrial Segment products accounted for 79% of net sales and Aerospace Segment products for 21%.

            During the fiscal year the Company made three acquisitions. In November, 1993, the Company acquired the Electro-pneumatic Division of Telemecanique in Evreux, France, a leading European manufacturer of pneumatic products. In December, 1993, the Company increased its ownership from 40% to 100% in LDI Pneutronics Corp., located in Hollis, New Hampshire, which specializes in advanced-technology pneumatic valves and components. In April, 1994, the Company purchased the assets of Finn-Filter Oy, a leading Scandinavian filter manufacturer with manufacturing locations in Urjala and Hyrynsalmi, Finland and a sales subsidiary in Sweden.

Markets

            Motion control systems are used throughout industry in applications which require substantial amounts of energy. Such applications include moving of materials, controlling machines, vehicles and equipment and positioning materials during the manufacturing process. Motion control systems contribute to the efficient use of energy and improve industrial productivity.

            The more than a quarter million customer outlets which carry the Company's parts are found throughout virtually every significant manufacturing, transportation and processing industry. No customer accounted for more than 3% of the Company's total net sales for the fiscal year.

            The major markets for products of the Fluid Connector, Motion & Control, Filtration and Seal Groups of the Industrial Segment are agricultural machinery, construction equipment, food production, industrial machinery, instrumentation, lumber and paper, machine tools, marine, mining, mobile equipment, chemicals, petrochemicals, robotics, textiles, transportation and every other major production and processing industry. Products manufactured by the Industrial Segment's Automotive and Refrigeration Group are utilized principally in automotive and mobile air conditioning systems, industrial refrigeration systems and home and commercial air conditioning equipment. Sales of Industrial Segment products are made to original equipment manufacturers and their replacement markets.

            Aerospace Segment sales are made primarily to the commercial, military and general aviation markets and are made to original equipment manufacturers and to end users for maintenance, repair and overhaul.


Principal Products, Methods of Distribution and Competitive Conditions

            Industrial Segment. The product lines of the Company's Industrial Segment cover most of the components of motion control systems. The Motion
& Control Group manufactures components and systems used to provide motion, control and conditioning through the medium of pressurized fluids and electricity. Products include hydraulic and precision metering pumps, power units, control valves, accumulators, cylinders, servo actuators, rotary actuators and motors, pneumatic control valves, pressure regulators, lubricators, hydrostatic steering components, electronic controls and systems and automation devices. The Filtration Group manufactures filters to remove contaminants from fuel, air, oil, water and other fluids in industrial, process, mobile and environmental applications. The Fluid Connectors Group manufactures connectors, including tube fittings and hose fittings, hoses and couplers which transmit and contain fluid. The Seal Group manufactures sealing devices, including o-rings and o-seals, gaskets and packings which insure leak proof connections. The Automotive and Refrigeration Group manufactures components for use in industrial and automotive air conditioning and refrigeration systems and other automotive applications, including pressure regulators, solenoid valves, expansion valves, filter-dryers, gerotors and hose assemblies.

            Industrial Segment products include both standard items which are produced in large quantities and custom units which are engineered and produced to original equipment manufacturers' specifications for application to a particular end product. Both standard and custom products are also used in the replacement of original motion control system components. Industrial Segment products are marketed primarily through field sales employees and more than 5,000 independent distributors.

            Aerospace Segment. The principal products of the Company's Aerospace Segment are hydraulic, pneumatic, and fuel systems and components which are utilized on virtually every domestic commercial, military and general aviation aircraft.

            Hydraulic systems and components include precision hydraulic and electro-hydraulic servo systems used for precise control of rudders, elevators, ailerons, and other aerodynamic control surfaces of aircraft, utility hydraulic components such as reservoirs, accumulators, selector valves, nose wheel steering systems, engine controls, electromechanical actuators, and electronic controllers.

            Pneumatic systems and components include bleed air control systems, pressure regulators, low pressure pneumatic controls, heat transfer systems, engine start systems, engine bleed control and anti-ice systems, and electronic control and monitoring computers.

            Fuel systems and components include fuel transfer and pressurization control, in-flight refueling systems, fuel pumps, quantity gaging systems and center of gravity control, fuel injection nozzles and augmentor controls, fuel tank inerting systems, fuel tank ducting and hose assemblies, and electronic monitoring computers.

            The Aerospace Segment also designs and manufactures lightweight aircraft wheels and brakes for the general aviation market and supplies to the space market propellant control systems, tankage, and environmental control components used extensively on the Space Shuttle and on unmanned satellites and launch vehicles.

            The Aerospace Segment products are marketed by Parker's field sales force and are sold directly to the manufacturer and to the end user.

            Competition. All aspects of the Company's business are highly competitive. No single manufacturer competes with respect to all products manufactured and sold by the Company and the degree of competition varies with different products. In the Industrial Segment, the Company competes on the basis of product quality and innovation, customer service, its manufacturing and distribution capability, and price. The Company believes that, in most of its major product markets, it is one of the principal suppliers of motion control systems and components. In the Aerospace Segment, the Company utilizes its advanced technological capability to obtain original equipment business on new aircraft programs for its fluid handling systems and components and, thereby, to obtain the follow-on repair and replacement business for these programs. The Company believes that it is one of the primary suppliers in this area.

Research and Product Development

            The Company continually researches the feasibility of new products through its development laboratories and testing facilities in many of its worldwide manufacturing locations. Its research and product development staff includes chemists, mechanical, electronic and electrical engineers and physicists.

            Research and development costs relating to the development of new products or services and the improvement of existing products or services amounted to $64,518,000 in fiscal 1994, $60,054,000 in 1993, and $50,019,000 in 1992. Customer reimbursements included in the total cost for each of the respective years were $22,640,000, $16,648,000, and $20,089,000.

Patents, Trademarks, Licenses

            The Company owns a number of patents, trademarks and licenses related to its products and has exclusive and non-exclusive rights under patents owned by others. In addition, patent applications on certain products are now pending, although there can be no assurance that patents will be issued. The Company is not dependent to any material extent on any single patent or group of patents.

Backlog and Seasonal Nature of Business

            The Company's backlog at June 30, 1994 was approximately $852,482,000 and at June 30, 1993 was approximately $856,517,000.
Approximately 75% of the Company's backlog at June 30, 1994 is scheduled for delivery in the succeeding twelve months. The Company's business generally is not seasonal in nature.

Environmental Regulation

            The Company is subject to federal, state and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. Among other environmental laws, the Company is subject to the federal "Superfund" law, under which the Company has been designated as a "potentially responsible party" and may be liable for clean up costs associated with various waste sites, some of which are on the U.S. Environmental Protection Agency Superfund priority list. The Company believes that its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the Company. Compliance with environmental laws and regulations requires continuing management effort and expenditures by the Company. Compliance with environmental laws and regulations has not had in the past, and, the Company believes, will not have in the future, material effects on the capital expenditures, earnings, or competitive position of the Company. The information set forth in Footnote 12 to the Financial Statements contained on page 37 of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1994 ("Annual Report") as specifically excerpted on pages 13-31 and 13-32 of Exhibit 13 hereto is incorporated herein by reference.

Energy Matters and Sources and Availability of Raw Materials

            The Company's primary energy source for each of its business segments is electric power. While the Company cannot predict future costs of such electric power, the primary source for production of the required electric power will be coal from substantial, proven reserves. The Company is subject to governmental regulations in regard to energy supplies both in the United States and elsewhere. To date the Company has not experienced any significant disruptions of its operations due to energy curtailments.

            Steel, brass, aluminum and elastomeric materials are the principal raw materials used by the Company. These materials are available from numerous sources in quantities sufficient to meet the requirements of the Company.

Employees

            The Company employed approximately 26,730 persons as of June 30, 1994, of whom approximately 7,993 were employed by foreign subsidiaries.

Business Segment Information

            The net sales, income from operations before corporate general and administrative expenses and identifiable assets by business segment and by geographic area for the past three fiscal years, as set forth on page 31 of the Annual Report and specifically excerpted on pages 13-16 through 13-18 of
Exhibit 13 hereto is incorporated herein by reference.

Item 1A.  Executive Officers of the Company

            The Company's Executive Officers are as follows:

                                                              Officer
Name                    Position                              Since(1)    Age
Duane E. Collins        President, Chief Executive Officer      1983       58
                          and Director

Dennis W. Sullivan      Executive Vice President - Industrial   1978       55
                          and Automotive and Director

Paul L. Carson          Vice President, Information             1993       58
                          Services

Richard F. Ferrel       Vice President and President,           1993       60
                          Applied Technologies Operations
                          of the Motion and Control Group

John L. Hanson          Vice President - Human Resources        1981       61

Stephen L. Hayes        Vice President and President,           1993       53
                          Aerospace

Michael J. Hiemstra     Vice President - Finance and            1987       47
                          Administration and Chief
                          Financial Officer

Lawrence J. Hopcraft    Vice President and President,           1990       51
                          Automotive and Refrigeration

Joseph D. Whiteman      Vice President, General Counsel         1977       61
                          and Secretary

William D. Wilkerson    Vice President - Technical Director     1987       58

Lawrence M. Zeno        Vice President and President,           1993       52
                          Motion and Control

Donald A. Zito          Vice President and President,           1988       54
                          Fluid Connectors

Harold C. Gueritey, Jr. Controller                              1980       55

Timothy K. Pistell      Treasurer                               1993       47



       (1) Officers of Parker-Hannifin serve for a term of office from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Sullivan, Hanson, Hiemstra, Gueritey, Whiteman, Wilkerson and Zito have served in the executive capacities indicated above during the past five years.

       Mr. Collins was elected as President and Chief Executive Officer of the Company effective July, 1993. He was elected as Vice Chairman of the Board in July, 1992 and Executive Vice President in July, 1988. He was President of the International Sector from January, 1987 until June, 1992.

       Mr. Carson was elected a Vice President in October, 1993. He was Vice President of Management Information Systems from July 1, 1983 to October, 1993.

       Mr. Ferrel was elected a Vice President in October, 1993. He has been President of Applied Technologies Operation since July, 1993 and was President of the Applied Technology Group from July, 1990 to June, 1993; President of the Nichols\Electromechanical Group from January, 1990 to June, 1990; and President of the Nichols Group from March, 1985 to December, 1989.

       Mr. Hayes was elected as Vice President and named President of the Aerospace Group in April, 1993. He was a Group Vice President of the Aerospace Group from February, 1985 to April, 1993.

       Mr. Hopcraft was elected a Vice President in October, 1990. He has been President of the Automotive and Refrigeration Group since 1989 and was President of the Refrigeration Group from 1980 to 1989.

       Mr. Zeno was elected a Vice President in October, 1993. He has been President of the Motion and Control Group since January, 1994 and was Vice President-Operations of the Motion and Control Group (formerly the Fluidpower Group) from July, 1988 to December, 1993.

       Mr. Pistell was elected as Treasurer of the Company in July, 1993. He was Director of Business Planning from January, 1993 to July, 1993; and Vice President-Finance\Controller of the International Sector from October, 1988 to December, 1992.

       ITEM 2. Properties. The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries. The leased properties are indicated with an asterisk.

                                UNITED STATES

           State                                    City
           __________________                       _________________

           Alabama                                  Boaz(1)
                                                    Decatur(1)
                                                    Huntsville(1)
                                                    Jacksonville(1)
           Arizona                                  Glendale(2)
                                                    Tolleson(2)
                                                    Tucson*(1)
           Arkansas                                 Trumann(1)
           California                               City of Industry(2)
                                                    Culver City*(1)
                                                    Irvine(1)(2)
                                                    Modesto(1)
                                                    Moorpark*(2)
                                                    Rohnert Park(1)
           Colorado                                 Sheridan*(1)
           Connecticut                              Enfield(1)
           Florida                                  Longwood(1)
                                                    Miami*(1)
           Georgia                                  Fulton*(1)
           Illinois                                 Broadview(1)
                                                    Des Plaines(1)
                                                    Elgin(1)
                                                    Niles*(1)
           Indiana                                  Albion(1)
                                                    Ashley(1)
                                                    Ft. Wayne(1)
                                                    Lebanon(1)
                                                    Tell City(1)

           State                                    City
           __________________                       _________________

           Iowa                                     Red Oak(1)
           Kansas                                   Manhattan(1)
           Kentucky                                 Berea(1)
                                                    Lexington(1)
           Louisiana                                Harvey*(1)
           Maine                                    Portland(1)
           Massachusetts                            Sharon(2)
                                                    Waltham(2)
           Michigan                                 Lakeview(1)
                                                    Otsego(1)
                                                    Oxford(1)
                                                    Richland(1)
                                                    Troy*(1)
           Minnesota                                Golden Valley(1)
           Mississippi                              Batesville(1)
                                                    Booneville(1)
                                                    Madison(1)
           Missouri                                 Kennett(1)
           Nebraska                                 Lincoln(1)
           New Hampshire                            Portsmouth*(1)
                                                    Hollis*(1)
           New Jersey                               North Brunswick(1)
           New York                                 Clyde(2)
                                                    Lyons(1)
                                                    Smithtown(2)
           North Carolina                           Forest City(1)
                                                    Hillsborough(1)
                                                    Mooresville(1)
                                                    Sanford(1)
                                                    Wake Forest*(1)
           Ohio                                     Akron(1)
                                                    Andover(2)
                                                    Avon(2)
                                                    Brookville(1)
                                                    Cleveland(1)(2)
                                                    Columbus(1)
                                                    Cuyahoga Falls*(1)
                                                    Eastlake(1)
                                                    Eaton(1)
                                                    Elyria(1)(2)
                                                    Forest(2)
                                                    Green Camp(1)
                                                    Kent(1)
                                                    Lewisburg(1)
                                                    Metamora(1)
                                                    Ravenna(1)
                                                    St. Marys(1)
                                                    Wadsworth(1)
                                                    Waverly(1)
                                                    Wickliffe(1)
           Oregon                                   Eugene(1)

                                     - 10 -
           State                                    City
           __________________                       _________________

           Pennsylvania                             Canton(1)
                                                    Harrison City(1)
                                                    Reading(1)
           South Carolina                           Spartanburg(1)
           Tennessee                                Greenfield(1)
                                                    Greenville(1)
           Texas                                    Cleburne(1)
                                                    Ft. Worth(1)(2)
                                                    Mansfield(2)
                                                    McAllen(1)
           Utah                                     Ogden(2)
                                                    Salt Lake City(1)
           Wisconsin                                Grantsburg(1)
                                                    Mauston(1)

            Territory                                       City

           Puerto Rico                              Ponce*(2)


                              FOREIGN COUNTRIES
           Country                                  City
           __________________                       _________________

           Argentina                                Buenos Aires(1)
           Australia                                Castle Hill(1)
                                                    Wodonga*(1)
           Austria                                  Wiener Neustadt(1)
           Belgium                                  Brussels*(1)
           Brazil                                   Jacarei(1)
                                                    Sao Paulo(1)
           Canada                                   Burlington(1)
                                                    Grimsby(1)
                                                    Owen Sound(1)
           Czech Republic                           Prague*(1)
           Denmark                                  Copenhagen*(1)
                                                    Helsingor(1)
           England                                  Barnstaple(1)
                                                    Cannock(1)
                                                    Derby(1)
                                                    Hemel Hempstead(1)
                                                    Littlehampton(1)
                                                    Morley(1)
                                                    Poole*(1)
                                                    Rotherham(1)
                                                    Watford(1)
           Finland                                  Helsinki*(1)
                                                    Hyrynsalmi(1)
                                                    Urjala(1)

           Country                                  City
           __________________                       _________________

           France                                   Annemasse(1)
                                                    Contamine(1)
                                                    Evreux(1)
                                                    Pontarlier(1)
           Germany                                  Bielefeld(1)
                                                    Bietigheim-Bissingen(1)
                                                    Cologne(1)
                                                    Hamburg*(2)
                                                    Hildburghausen(1)
                                                    Hochmossingen(1)
                                                    Kaarst(1)
                                                    Mucke(1)
                                                    Pleidelsheim(1)
                                                    Quekborn(1)
                                                    Velbert(1)
           Hong Kong                                Hong Kong(1)
           Hungary                                  Budapest*(1)
           India                                    Bombay*(1)
           Italy                                    Arsago Seprio(1)
                                                    Capriolo*(1)
                                                    Gessate(1)
                                                    Milan(1)
           Japan                                    Yokohama(1)
           Mexico                                   Matamoros(1)
                                                    Monterrey(1)
                                                    Tijuana(1)
           Netherlands                              Hoogezand(1)
                                                    Naarden(1)
                                                    0ldenzaal(1)
           New Zealand                              Mt. Wellington(1)
           Norway                                   Langhus(1)
           Peoples Republic of China                Shanghai*(1)
           Poland                                   Warsaw*(1)
           Singapore                                Singapore*(1)(2)
           South Africa                             Johannesburg*(1)
           South Korea                              Seoul*(1)
           Spain                                    Madrid*(1)
           Sweden                                   Falkoping(1)
                                                    Stockholm(1)
                                                    Ulricehamn(1)
           Taiwan                                   Taipei*(1)
           Venezuela                                Caracas*(1)
                                                    Puerto Ordaz*(1)


       The Company believes that its properties have been adequately maintained, are in good condition generally and are suitable and adequate for its business as presently conducted. The extent of utilization of the Company's properties varies among its plants and from time to time. The Company's restructuring efforts over the past several years have brought capacity levels closer to present and anticipated needs. Although capacity has been reduced and production volume has increased over the last fiscal year, most of the Company's material manufacturing facilities remain capable of handling additional volume increases.

       (1) Indicates properties occupied by the Company's industrial segment.
       (2) Indicates properties occupied by the Company's aerospace segment.


           ITEM 3.   Legal Proceedings.  Not applicable.


           ITEM 4. Submission of Matters to a Vote of Security Holders. Not applicable.


                                   PART II

       ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters. As of August 30, 1994, the approximate number of shareholders of record of the Company was 4,071. The Company's common shares are traded on the New York Stock Exchange ("NYSE"). Set forth below is a quarterly summary of the high and low sales prices on the NYSE for the Company's common shares and dividends declared for the two most recent fiscal years:


Fiscal Year            1st        2nd        3rd        4th     Full Year

1994  High         $    35  $  38-1/8  $  39-1/2  $  44-7/8     $  44-7/8
      Low               30     33-7/8     34-3/4         34            30
      Dividends        .24        .24        .25        .25           .98

1993  High         $    32  $  30-1/2  $  34-1/4  $  34-1/8     $  34-1/4
      Low           27-5/8     26-1/8     29-1/2         28        26-1/8
      Dividends        .24        .24        .24        .24           .96



       ITEM 6. Selected Financial Data. The information set forth on pages 38 and 39 of the Annual Report as specifically excerpted on page 13-36 of
Exhibit 13 hereto is incorporated herein by reference.

       ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The information set forth on pages 23, 24, 26, 28 and 30 of the Annual Report as specifically excerpted on pages 13-1 through 13-10 of Exhibit 13 hereto is incorporated herein by reference.

       ITEM 8. Financial Statements and Supplementary Data. The information set forth on pages 22, 25, 27, 29 and 31 through 37 of the Annual Report as specifically excerpted on pages 13-11 to 13-35 of Exhibit 13 hereto is incorporated herein by reference.

       ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. Not applicable.

                                  PART III

       ITEM 10. Directors and Executive Officers of the Registrant. Information required as to the Directors of the Company is contained on pages 1 to 3 of the Company's definitive Proxy Statement dated September 26, 1994 (the "Proxy Statement") under the caption "Election of Directors." Information required with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the first paragraph on page 13 of the Proxy Statement. The foregoing information is incorporated herein by reference. Information as to the executive officers of the Company is included in Part I hereof.

       ITEM 11. Executive Compensation. The information set forth under the caption "Compensation of Directors" on page 3 of the Proxy Statement, under the caption "Executive Compensation" on pages 5 to 9 of the Proxy Statement and under the caption "Common Share Price Performance Graph" on page 11 of the Proxy Statement is incorporated herein by reference.

       ITEM 12. Security Ownership of Certain Beneficial Owners and Management. The information set forth under the caption "Officer Agreements Effective Upon "Change in Control"" on page 10 of the Proxy Statement and under the caption "Principal Shareholders of the Corporation" on page 12 of the Proxy Statement is incorporated herein by reference.

       ITEM 13. Certain Relationships and Related Transactions. The information set forth under the caption "Transactions With Management" on page 11 of the Proxy Statement is incorporated herein by reference.


                                   PART IV

       ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form
                  8-K.

                a.  The following are filed as part of this report:

                    1.  Financial Statements and Schedules

                        The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed or incorporated by reference as part of this Report.

                    2.  The exhibits listed in the accompanying
                        Exhibit Index and required by Item 601 of Regulation S-K (numbered in accordance with Item 601 of Regulation S-K) are filed or incorporated by reference as part of this Report.

                b. The Registrant filed a report on Form 8-K on April 15, 1994 with respect to its April 14, 1994 announcement of its intention to record a charge of $52.7 million or $1.08 per share in the third quarter, ended March 31, 1994, to reduce the value of certain long-term assets and to recognize downsizing and relocation activities.

                                 SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PARKER-HANNIFIN CORPORATION



                                                    Michael J. Hiemstra

                                            By:     Michael J. Hiemstra
                                                 Vice President - Finance and
                                                       Administration


September 28, 1994



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


                  Signature and Title

PATRICK S. PARKER, Chairman of the Board of Directors;
DUANE E. COLLINS, President, Chief Executive Officer and
Director; HAROLD C. GUERITEY, JR., Controller and Principal
Accounting Officer; JOHN G. BREEN, Director; PAUL C.
ELY, JR., Director; ALLEN H. FORD, Director; FRANK A.
LePAGE, Director; PETER W. LIKINS, Director; ALLAN L.
RAYFIELD, Director; PAUL G. SCHLOEMER, Director;
WOLFGANG R. SCHMITT, Director; WALTER SEIPP, Director;
and DENNIS W. SULLIVAN, Director.


                         Date:  September 28, 1994




        Michael J. Hiemstra

By:     Michael J. Hiemstra,
        Vice President - Finance and Administration,
        Principal Financial Officer
        and Attorney-in-Fact

                             PARKER-HANNIFIN CORPORATION
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                   Reference
                                                           Excerpt from Annual
                                           Form 10-K       Report as set forth
                                         Annual Report     in Exhibit 13
                                            (Page)               (Page)

Data incorporated by reference from the
  Annual Report as specifically excerpted
  in Exhibit 13 hereto:

Report of Independent Accountants              ---                 13-35

Consolidated Statement of Income for the
  years ended June 30, 1994, 1993 and 1992     ---                 13-11

Consolidated Balance Sheet at June 30, 1994
  and 1993                                     ---            13-12 and 13-13

Consolidated Statement of Cash Flows for
  the years ended June 30, 1994, 1993 and 1992 ---            13-14 and 13-15

Notes to Consolidated Financial Statements     ---            13-19 to 13-33

Consent and Report of Independent Accountants  F-2                  ---

Schedules:

   V - Property, Plant and Equipment           F-3                  ---
  VI - Accumulated Depreciation, Depletion
       and Amortization of Property, Plant
       and Equipment                           F-4                  ---
VIII - Valuation and Qualifying Accounts       F-5                  ---
  IX - Short-Term Borrowings                   F-6                  ---
   X - Supplementary Income Statement
       Information                             F-7                  ---


     Individual financial statements and related applicable schedules for the Registrant (separately) have been omitted because the Registrant is primarily an operating company and its subsidiaries are considered to be totally-held.

     Schedules other than those listed above have been omitted from this Annual Report because they are not required, are not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

Coopers               certified public accountants
& Lybrand



            CONSENT AND REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Parker Hannifin Corporation

Our report on the consolidated financial statements of Parker Hannifin Corporation has been incorporated by reference from page 22 of the 1994 Annual Report to Shareholders of Parker Hannifin Corporation, as specifically excerpted on page 13-35 of Exhibit 13 to this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedules listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statements schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

We consent to the incorporation by reference in the registration statement of Parker Hannifin Corporation on Forms S-8 (File Nos. 33-53193, 33-43938 and 2-66732) of our report dated August 4, 1994 on our audit of the consolidated financial statements and financial statement schedules of Parker Hannifin Corporation as of June 30, 1994 and 1993, and for the years ended June 30, 1994, 1993, and 1992, which report is included in Exhibit 13 of this Form 10-K.


                                          Coopers & Lybrand LLP

                                          Coopers & Lybrand L.L.P.

Cleveland, Ohio
September 28, 1994

                               PARKER-HANNIFIN CORPORATION

                      SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                     FOR THE YEARS ENDED JUNE 30, 1992, 1993 and 1994
                                   (Dollars in Thousands)

       Column A                       Column B      Column C      Column D        Column E (A)       Column F

                                      Balance at                                    Other            Balance
                                      Beginning     Additions                     Changes -           At End
    Classification                    Of Period      At Cost     Retirements    Add (Deduct)        Of Period
    ______________                   ____________   __________   ____________   _____________      ____________
Year Ended June 30, 1992:
  Land and land improvements         $    73,381    $   6,133      $     996      $   1,509        $    80,027
  Buildings and building equipment       346,989       10,186          3,263         15,811            369,723
  Machinery and equipment                954,259       81,852         31,701         29,548          1,033,958
  Construction in progress                57,316      (13,216)            81         (8,640)            35,379
                                     ____________   __________     __________     __________       ____________
                                     $ 1,431,945    $  84,955      $  36,041      $  38,228  (A)   $ 1,519,087
                                     ============   ==========     ==========     ==========       ============

Year Ended June 30, 1993:
  Land and land improvements         $    80,027    $   1,971      $     232      $    (311)       $    81,455
  Buildings and building equipment       369,723       10,485          2,120         (1,512)           376,576
  Machinery and equipment              1,033,958       74,225         27,366         (1,921)         1,078,896
  Construction in progress                35,379        4,803             17         (7,743)            32,422
                                     ____________   __________     __________     __________       ____________
                                     $ 1,519,087    $  91,484      $  29,735      $ (11,487) (A)   $ 1,569,349
                                     ============   ==========     ==========     ==========       ============

Year Ended June 30, 1994:
  Land and land improvements         $    81,455    $     854      $   2,482      $   2,073        $    81,900
  Buildings and building equipment       376,576       15,419         13,711          9,480            387,764
  Machinery and equipment              1,078,896       68,194         58,329         25,947          1,114,708
  Construction in progress                32,422       15,447            637         (9,776)            37,456
                                     ____________   __________     __________     __________       ____________
                                     $ 1,569,349    $  99,914      $  75,159      $  27,724  (A)   $ 1,621,828
                                     ============   ==========     ==========     ==========       ============

NOTES:
(A) Includes assets of companies acquired during the year, foreign currency translation adjustments, and FAS 109 adjustments as follows:

                                            1992         1993           1994
                                     ____________   __________     __________
   Assets                            $     6,127     $ 23,491       $ 10,299
   Translation adjustments                20,627      (34,978)      $ 17,425
   FAS 109 adjustments *                  11,474
                                     ____________   __________     __________
   Total                             $    38,228     $(11,487)      $ 27,724
                                     ============   ==========     ==========

* FAS 109 adjustments reflect the write-up of assets obtained through purchase acquisitions due to adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

(B)  The estimated useful lives of depreciable assets are as follows:

     Classification of Properties                Life
     ____________________________             ___________
     Roadways and grounds                      6-40 years
     Buildings                                10-40 years
     Building equipment                        5-40 years
     Machinery & equipment                     3-15 years
     Furniture and fixtures                    3-15 years
     Transportation equipment                     5 years
     Leasehold improvements                    2-25 years


                                     PARKER-HANNIFIN CORPORATION

                        SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                            AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                           FOR THE YEARS ENDED JUNE 30, 1992, 1993 and 1994
                                        (Dollars in Thousands)

     Column A                         Column B       Column C      Column D       Column E         Column F

                                                    Additions
                                     Balance at     Charged to                     Other            Balance
                                      Beginning     Costs and                     Changes -         At End
    Description                       Of Period      Expenses     Retirements    Add (Deduct)      Of Period
    ___________                      ___________    ___________   ____________   ____________      __________
Year Ended June 30, 1992:
  Land and land improvements          $   8,653      $   1,320      $     330      $     281       $   9,924
  Buildings and building equipment      110,505         15,102          1,731          2,437         126,313
  Machinery and equipment               554,850         86,206         23,955         13,259         630,360
                                      __________     __________     __________     __________      __________
                                      $ 674,008      $ 102,628      $  26,016      $  15,977  (A)  $ 766,597
                                      ==========     ==========     ==========     ==========      ==========

Year Ended June 30, 1993:
  Land and land improvements          $   9,924      $   1,406      $      30      $    (151)      $  11,149
  Buildings and building equipment      126,313         15,730          1,300         (2,170)        138,573
  Machinery and equipment               630,360         92,537         23,962        (15,364)        683,571
                                      __________     __________     __________     __________      __________
                                      $ 766,597      $ 109,673      $  25,292      $ (17,685) (A)  $ 833,293
                                      ==========     ==========     ==========     ==========      ==========

Year Ended June 30, 1994:
  Land and land improvements          $  11,149      $   1,389      $     345      $      66       $  12,259
  Buildings and building equipment      138,573         15,588          2,065          1,690         153,786
  Machinery and equipment               683,571         89,569         43,067          8,410         738,483
                                      __________     __________     __________     __________      __________
                                      $ 833,293      $ 106,546      $  45,477      $  10,166  (A)  $ 904,528
                                      ==========     ==========     ==========     ==========      ==========

NOTES:
(A) Includes foreign currency translation adjustments, and FAS 109 adjustments as follows:

                                           1992           1993           1994
                                      __________     __________     __________
   Translation adjustments            $  10,708      $ (17,685)     $  10,166
   FAS 109 adjustments                    5,269
                                      __________     __________     __________
   Total                              $  15,977      $ (17,685)     $  10,166
                                      ==========     ==========     ==========


                                        PARKER-HANNIFIN CORPORATION

                             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             FOR THE YEARS ENDED JUNE 30, 1992, 1993 and 1994
                                           (Dollars in Thousands)

      Column A                      Column B      Column C     Column D         Column E

                                                 Additions
                                   Balance at    Charged to                      Balance
                                   Beginning     Costs and                       At End
     Description                   Of Period     Expenses     Deductions (A)    Of Period
     ___________                   _________     __________   __________        _________
Allowance for doubtful accounts:

Year Ended June 30, 1992            $ 3,848        $ 2,882       $ 2,867          $ 3,863
Year Ended June 30, 1993              3,863          1,940         1,657            4,146
Year Ended June 30, 1994              4,146          2,597         2,012            4,731

NOTES:
(A)  Uncollectible accounts charged off, less recoveries.



                                    PARKER-HANNIFIN CORPORATION

                               SCHEDULE IX - SHORT-TERM BORROWINGS
                         FOR THE YEARS ENDED JUNE 30, 1992, 1993 and 1994
                                       (Dollars in Thousands)

     Column A                 Column B        Column C     Column D        Column E          Column F

                                                            Maximum         Average          Weighted
    Category of                               Weighted       Amount          Amount           Average
     Aggregate               Balance at       Average     Outstanding     Outstanding     Interest Rate
     Short-Term                End of         Interest     During the      During the       During the
    Borrowings (A)             Period           Rate         Period        Period (B)       Period (C)
    ___________              __________       ________    ___________     ___________     _____________
Year Ended June 30, 1992:
  Notes payable to banks      $ 11,281         11.5%        $ 29,313        $ 21,395          14.3%

Year Ended June 30, 1993:
  Notes payable to banks      $ 23,733          9.8%        $ 26,121        $ 19,908          10.5%

Year Ended June 30, 1994:
  Notes payable to banks      $  6,422          7.6%        $ 35,188        $ 22,343           7.3%

NOTES:

(A) Notes payable to banks primarily represent short-term borrowings from foreign banks.
(B)  Average of month-end balances.
(C) The Weighted Average Interest Rate During the Period was computed by dividing actual interest expense by the average short-term debt outstanding during the period.


                  PARKER-HANNIFIN CORPORATION

   SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
       FOR THE YEARS ENDED JUNE 30, 1992, 1993 and 1994
                    (Dollars in Thousands)


    Column A                              Column B

                                         Charged to
     Items                           Costs and Expenses
     _____                    ______________________________
                                  1992       1993       1994
                              ________   ________   ________
Maintenance and repairs       $ 72,447   $ 76,833    $80,767


Note:
(A) Items other than those presented above have been omitted because the amounts individually are less than one percent of sales and revenues.


                                    Exhibit Index


Exhibit No.             Description of Exhibit

   (3)                  Articles of Incorporation and By-Laws

  (3)(a)                Amended Articles of Incorporation (A).

  (3)(b)                Code of Regulations, as amended (A).

   (4)                  Instruments Defining Rights of Security Holders:

  (4)(a) Rights Agreement, dated February 10, 1987, between the Registrant and Society National Bank (as successor to Ameritrust Company National Association) (A).

                        The Registrant is a party to other instruments, copies of which will be furnished to the Commission upon request, defining the rights of holders of its long-term debt identified in Note 7 of the Notes to Consolidated Financial Statements appearing on page 34 in the Annual Report as specifically excerpted on pages 13-24 and 13-25 of Exhibit 13 hereto, which Note is incorporated herein by reference.

   (10)                 Material Contracts:

  (10)(a) Form of Change in Control Agreement entered into by the Registrant and certain executive officers (1981).*

  (10)(b) Form of Change in Control Agreement entered into by the Registrant and certain executive officers (1984).*

  (10)(c) Form of Change in Control Agreement entered into by the Registrant and certain executive officers (1988).*

  (10)(d) Form of Change in Control Agreement entered into by the Registrant and certain executive officers (1991).*

  (10)(e) Form of Change in Control Agreement entered into by the Registrant and certain executive officers (1994).*

  (10)(f) Form of Indemnification Agreement entered into by the Registrant and its directors and certain executive officers.

  (10)(g)               Executive Liability and Indemnification Insurance
                        Policy.

  (10)(h) Parker-Hannifin Corporation Supplemental Executive Retirement Benefits Program. (July 16, 1992 Restatement)(B).*

  (10)(i) Parker-Hannifin Corporation 1982 Employees Stock Option Plan, as amended October 25, 1984 and January 29, 1987.*

Exhibit No.             Description of Exhibit


  (10)(j)               Parker-Hannifin Corporation 1987 Employees Stock
                        Option Plan.*

  (10)(k)               Parker-Hannifin Corporation 1990 Employees Stock
                        Option Plan.*

  (10)(l) Amendment to Parker-Hannifin Corporation 1990 Employees Stock Option Plan (C).*

  (10)(m)               Parker-Hannifin Corporation 1993 Stock Incentive
                        Plan (D).*

  (10)(n)               Retirement Plan for Outside Directors of Parker-
                        Hannifin Corporation.*

  (10)(o) Parker-Hannifin Corporation 1994 Target Incentive Bonus Plan Description(E).*

  (10)(p) Parker-Hannifin Corporation 1995 Target Incentive Bonus Plan Description.*

  (10)(q) Parker-Hannifin Corporation 1993-94-95 Long Term Incentive Plan Description(F).*

  (10)(r) Parker-Hannifin Corporation 1994-95-96 Long Term Incentive Plan Description(G).*

  (10)(s) Parker-Hannifin Corporation 1995-96-97 Long Term Incentive Plan Description.*

   (11)                 Computation of Common Shares Outstanding and Earnings
                        Per Share.

   (13) Excerpts from Annual Report to Shareholders for the fiscal year ended June 30, 1994 which are incorporated herein by reference thereto.

   (21)                 List of subsidiaries of the Registrant.

   (24) Consents of Experts (contained in Consent and Report of Independent Accountants appearing on Page F-2 of this Form 10-K).

   (25)                 Power of Attorney

   (27)                 Financial Data Schedules


*Management contracts or compensatory plans or arrangements.

   (A) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-8 (No. 333193) filed with the Commission on April 20, 1994.

   (B) Incorporated by reference to Exhibit 10(e) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1992.

   (C) Incorporated by reference to Exhibit 10(i) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1993.

   (D) Incorporated by reference to Exhibit 10(j) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1993.

   (E) Incorporated by reference to the pertinent information contained in the Compensation and Management Development Committee Report on Executive Compensation contained on pages 4 and 5 of the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders (the "1994 Proxy Statement").

   (F) Incorporated by reference to the table captioned "Long Term Incentive Plan-Awards in Fiscal 1993" contained on page 7 of the Company's Proxy Statement for the 1993 Annual Meeting of Shareholders.

   (G) Incorporated by reference to the table captioned "Long Term Incentive Plan-Awards in Fiscal 1994" on page 9 of the 1994 Proxy Statement.



Shareholders may request a copy of any of the exhibits to this Annual Report on Form 10-K by writing to the Secretary, Parker-Hannifin Corporation, 17325 Euclid Avenue, Cleveland, Ohio 44112.

                             Exhibit (10)(a)* to Report
                               on Form 10-K for Fiscal
                              Year Ended June 30, 1994
                           by Parker-Hannifin Corporation



                         Form of Change in Control Agreement
                         entered into by the Registrant and
                          certain executive officers (1981)



              *Numbered in accordance with Item 601 of Regulation S-K.

                                A G R E E M E N T
                                     between
                           PARKER-HANNIFIN CORPORATION
                                       and
                               __________________
                             dated ___________, 1981

                                TABLE OF CONTENTS
Section                                                                 Page
            Recitals                                                      1
    1       Operation of Agreement                                        1
    2       Employment; Period of Employment                              2
    3       Position, Duties, Responsibilities                            2
    4       Compensation, Compensation Plans, Perquisites                 4
    5       Employee Benefit Plans                                        6
    6       Effect of Death or Disability                                 7
    7       Termination                                                   8
    8       Obligation to Mitigate Damages                               16
    9       Confidential Information                                     17
   10       Severance Allowance                                          18
   11       Withholding                                                  19
   12       Notices                                                      19
   13       General Provisions                                           19
   14       Amendment or Modification, Waiver                            21
   15       Severability                                                 22
   16       Successors to the Company                                    22
   17       Change in Control                                            22
            Exhibits  (5)

            AGREEMENT between PARKER-HANNIFIN
CORPORATION, an Ohio Corporation (the "Company"), and _____________________ (the "Executive"), dated the ______ day of ___________, 1981.

                              W I T N E S S E T H :
            WHEREAS,
            A. The Executive is a principal officer of the Company and an integral part of its management.
            B. The Company wishes to assure both itself and the Executive of continuity of management in the event of any actual or threatened change in control of the Company.
            C. This agreement is not intended to alter materially the compensation and benefits that the Executive could reasonably expect in the absence of a change in control of the Company and, accordingly, this Agreement, though taking effect upon execution thereof, will be operative only upon a change in control of the Company, as that term is hereafter defined.

            NOW, THEREFORE, it is hereby agreed by and between the parties as follows:

     1.  OPERATION OF AGREEMENT
            This Agreement shall be effective immediately upon its execution by the parties hereto, but, anything in this Agreement to the contrary notwithstanding, neither the Agreement nor any provision thereof shall be operative unless and until there has been a

Change in Control of the Company, as defined in Section 17 below while the Executive is in the employ of the Company. Upon such a Change in Control of the Company, this Agreement and all provisions thereof shall become operative immediately.

     2.  EMPLOYMENT; PERIOD OF EMPLOYMENT

     2.01 The Company hereby agrees to continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company, for the period set forth in paragraph 2.02 below (the Period of Employment), in the position and with the duties and responsibilities set forth in Section 3 below, and upon the other terms and conditions hereinafter stated.

     2.02 The Period of Employment shall be deemed to have commenced on the date of this Agreement and, subject only to the provisions of Section 6 below, relating to death or Disability, shall continue until the close of business on the date stated in Exhibit A attached to and made part of this Agreement. In the event that the Executive shall continue in the full-time employment of the Company after the latter date, such continued employment shall be subject to the terms and conditions of this Agreement and the Period of Employment shall include the period during which the Executive in fact so continues in such employment.

     3.  POSITION, DUTIES, RESPONSIBILITIES

     3.01  (a)   It is contemplated that during the Period of Employment the
Executive shall continue to serve as a principal officer of the Company with the office(s) and title(s), set forth in Exhibit B attached to and made part of this Agreement, reporting as set in such Exhibit B and with duties and responsibilities including those specifically set forth in such Exhibit B.

           (b) At all times during the Period of Employment, the Executive shall hold a position of responsibility and importance and a position of scope, with the functions, duties and responsibilities attached thereto, at least equal in responsibility and importance and in scope to and commensurate with his position on the date of this Agreement described in general terms in subparagraph 3.01(a) above.

     3.02 During the Period of Employment, the Executive shall also serve and continue to serve, if and when elected and reelected, as an officer or director, or both, of any subsidiary, division or affiliate of the Company.

     3.03 Throughout the Period of Employment the Executive shall devote his full time and undivided attention during normal business hours to the business and affairs of the Company, except for reasonable vacations and except for illness or incapacity, but nothing in this Agreement shall preclude the Executive from devoting reasonable periods required for serving as a director or member of a committee of any organization involving no conflict of interest with the interests of the Company, from engaging in charitable and community activities, and from managing his personal investments, provided that such activities do not materially interfere with the regular performance of his duties and responsibilities under this Agreement.

     3.04 The office of the Executive shall be located at the principal offices of the Company within the area described in Exhibit C attached to and made part of this Agreement, and the Executive shall not be required to locate his office elsewhere without his prior written consent, nor shall he be required to be absent therefrom on travel status or otherwise more than the total number of working days in any calendar year stated in such Exhibit C.

     4.  COMPENSATION, COMPENSATION PLANS, PERQUISITES

     4.01 (a) For all services rendered by the Executive in any capacity during the Period of Employment, including, without limitation, services as an executive, officer, director or member of any committee of the Company or of any subsidiary, division or affiliate thereof, the Executive shall be paid as compensation:

           (i) A base salary, payable not less often than monthly, at a rate of no less than $_____________ per month, with such increases in such rate as shall be awarded from time to time in accordance with the Company's regular administrative practices of salary increases applicable to executives of the Company in effect and on the date of this Agreement, and

          (ii) An executive performance award or bonus under the Company's Executive Compensation Plan, or such equivalent successor plan as may be adopted by the Company, upon a basis that will render total compensation for any calendar month, consisting of the minimum base salary provided in clause (i) of this subparagraph 4.01(a) plus bonus for such month determined by dividing the award made for the fiscal year of the Company in which such month occurred by the number of months in such fiscal year, equal to no less than the amount set forth from time to time in Exhibit D to this Agreement, which amount shall be equal to $_____________ plus such salary increases as may have been granted pursuant to clause (i) of this subparagraph 4.01(a).

           (b) Subject to the provisions of clause (ii) of subparagraph 4.01(a) above, nothing in this Agreement shall preclude a change in the mix between the base salary and bonus of the Executive by increasing the base salary of the Executive.

           (c) Any increase in salary pursuant to clause (i) of subparagraph 4.01(a) or in bonus or other compensation shall in no way diminish any other obligation of the Company under this Agreement.

     4.02 During the Period of Employment the Executive shall be and continue to be a full participant in the Company's Deferred Compensation Plan, its 1977 Employees Stock Option Plan and 1977 Stock Appreciation Rights Plan, or equivalent successor plans that may be adopted by the Company, with at least the same reward opportunities as that have been heretofore provided. Nothing in this Agreement shall preclude improvement of reward opportunities in such plans or other plans in accordance with the present practice of the Company.

     4.03 During the Period of Employment, the Executive shall be entitled to perquisites, including, without limitation, an office, secretarial and clerical staff, and to fringe benefits, including, without limitation, the business and personal use of an automobile and payment or reimbursement of club dues, in each case at least equal to those attached to his office on the date of this Agreement, as well as to reimbursement, upon proper accounting, of reasonable expenses and disbursements incurred by him in the course of his duties.

     5.  EMPLOYEE BENEFIT PLANS

     5.01 The compensation provided for in Section 4 above, together with other matters therein set forth, is in addition to the benefits provided for in this Section 5.

     5.02 In the event that the Executive shall not heretofore have been designated a Participant in the Supplemental Executive Retirement Benefits Program of the Company, the Executive shall be and hereby is designated a Participant in that Program on and as of the date this Agreement becomes operative in accordance with the provisions of Section 1 of this Agreement.

     5.03 The Executive, his dependents and beneficiaries shall be entitled to all payments and benefits and service credit for benefits during the Period of Employment to which officers of the Company, their dependents and beneficiaries are entitled as the result of the employment of such officers during the Period of Employment under the terms of employee plans and practices of the Company, including, without limitation, the Company's retirement program (consisting of its Retirement Plan for Salaried Employees, its Excess Benefits Plan, if any, and its Supplemental Executive Retirement Benefits Program) the Company's stock purchase and savings, thrift and investment plans, if any, the Company's Group Life Insurance Plan, its accidental death and dismemberment insurance, disability, medical, dental and health and welfare plans) and other present or equivalent successor plans and practices of the Company, its subsidiaries and divisions, for which officers, their dependents and beneficiaries are eligible, and to all payments or other benefits under any such plan or practice after the Period of Employment as a result of participation in such plan or practice during the Period of Employment.

     5.04 Nothing in this Agreement shall preclude the Company from amending or terminating any employee benefit plan or practice, but, it being the intent of the parties that the Executive shall continue to be entitled during the Period of Employment to perquisites as set forth in paragraph 4.03 above, and to benefits and service credit for benefits under paragraph 5.03 above at least equal to those attached to his position on the date of this Agreement, nothing in this Agreement shall operate as, or be construed or reduce or authorize, a reduction without the Executive's written consent in the level of such perquisites, benefits or service credit for benefits; in the event of any such reduction, by amendment or termination of any plan or practice or otherwise, the Executive, his dependents and beneficiaries shall continue to be entitled to perquisites, benefits and service credit for benefits at least equal to the perquisites and to benefits and service credit for benefits under such plans or practices that he or his dependents and beneficiaries would have received if such reduction had not taken place.

     6.  EFFECT OF DEATH OR DISABILITY

     6.01 In the event of the death of the Executive during the Period of Employment, the legal representative of the Executive shall be entitled to the compensation provided for in paragraph 4.01 above for the month in which death shall have taken place at the rate being paid at the time of death, and the Period of Employment shall be deemed to have ended as of the close of business on the last day of the month in which death shall have occurred, but without prejudice to any payments due in respect of the Executive's death.

     6.02 (a) The term "Disability", as used in this Agreement, shall mean an illness or accident which prevents the Executive from performing his duties under this Agreement for a period of six consecutive months. The Period of Employment shall be deemed to have ended as of the close of business on the last day of such six months period but without prejudice to any payments due the Executive in respect of disability.

           (b) In the event of the Disability of the Executive during the Period of Employment, the Executive shall be paid an amount equal to the Minimum Total Monthly Compensation for the month in which such Disability commenced. Such amount shall be paid at the end of each month during the period of such Disability but not in excess of six months.

           (c) The amount of any payments due under this paragraph 6.02 shall be reduced by any payments to which the Executive may be entitled for the same period because of disability under any disability or pension plan of the Company or of any subsidiary or affiliate thereof.

     7.  TERMINATION

     7.01 In the event of a Termination, as defined in paragraph 7.03 below, during the Period of Employment, the provisions of this Section 7 shall apply.

     7.02  In the event of a Termination and subject to the provisions of
Section 8 of this

Agreement relating to mitigation of damages and to compliance by the Executive with the provisions of paragraph 7.04 below, relating to Competition, and of Section 9 below, relating to confidential information, the Company shall, as liquidated damages or severance pay, or both, pay to the Executive and provide him, his dependents, beneficiaries and estate, with the following:

      (a) The Company shall pay the Executive (i) the compensation provided in paragraph 4.01 above for the month in which Termination shall have occurred at the rate being paid at the time of Termination and (ii) during the remainder of the Period of Employment an amount equal to the total compensation provided in clause (ii) of subparagraph 4.01(a). Such amount shall be paid in monthly installments at the end of each month commencing with the month next following the month in which Termination occurred and continuing during the remainder of the Period of Employment or through the month in which the death of the Executive shall have occurred if earlier.

      (b)  During the period that the payments provided for in subparagraph
(a) of this paragraph 7.02 are required to be made, the Executive, his dependents, beneficiaries and estate, shall continue to be entitled to all benefits and service credit for benefits under employee benefit plans of the Company as if still employed during such period under this Agreement and, if and to the extent that such benefits or service credit for benefits shall not be payable or provided under any such plans to the Executive, his dependents, beneficiaries and estate, by reason of his no longer being an employee of the Company as the result of Termination, the Company shall itself pay or provide for payment of such benefits and service credit for benefits to the Executive, his dependents, beneficiaries and estate.

      (c) The remainder of the period of Employment shall be considered service with the Company for the purpose (i) of continued credits under the Company's retirement program, (consisting of its Retirement Plan for Salaried Employees, its Excess Benefits Plan, if any, and its Supplemental Executive Retirement Benefits Program) as each such plan or program was in effect immediately prior to Termination and (ii) of all other benefit plans of the Company as in effect immediately prior to Termination.

      (d) In the event that the Executive shall at the time of Termination hold an outstanding and unexercised (whether or not exercisable at the time) option or options theretofore granted by the Company, the Company shall, in addition to the amounts provided for in subparagraphs 7.02(a) and 7.02(b), pay to the Executive in a lump sum an amount equal to the excess above the option price under each such option of the Fair Market Value at the time of Termination of the shares subject to each such option. Solely for the purpose of this subparagraph (d), Fair Market Value at the time of Termination shall be deemed to mean the higher of (i) the average of the reported closing prices of the Common Shares of the Company, as reported on the New York Stock Exchange-Composite Transactions, on the last trading day prior to the Termination and on the last trading day of each of the two preceding thirty-day periods, and (ii) in the event that a Change in Control, as defined in
Section 17 below, prior to Termination shall have taken place as the result of a tender offer and such Change in Control was consummated within twelve months of Termination, the highest consideration paid for Common Shares of the Company in the course of such tender or exchange offer. Upon receiving the payment from the Company called for by clause (i) of subparagraph (a) of this paragraph 7.02, the Executive shall execute and deliver to the Company a general release in favor of the Company, its successors and assigns, in respect of any and all matters, including, without limitation, any and all rights under any outstanding and unexercisable options at the time of Termination, except for the payments and obligations required to be made or assumed by the Company under this Agreement which at the time had not yet been made or assumed by the Company and except for such other valid obligations of the Company as shall be set forth in such release.

     7.03 The word "Termination", for the purpose of this Section 7 and any other provision of this Agreement, shall mean:

      (a) Termination by the Company of the employment of the Executive by the Company and its subsidiaries for any reason other than for Cause as defined in paragraph 7.05 below or for Disability as defined in subparagraph 6.02(a) above; or

      (b) Termination by the Executive of his employment by the Company and its subsidiaries upon the occurrence of any of the following events:

         (i) Failure to elect or reelect the Executive to, or removal of the Executive from, any of the offices described in paragraph 3.01 above.

        (ii) A significant change in the nature or scope of the authorities, powers, functions or duties attached to the position summarized in paragraph 3.01 above, or a reduction in compensation, which is not remedied within 30 days after receipt by the Company of written notice from the Executive.

       (iii) A determination by the Executive made in good faith that as a result of a Change in Control of the Company, as defined in Section 17 below, and a change in circumstances thereafter and since the date of this Agreement significantly affecting his position, he is unable to carry out the authorities, powers, functions or duties attached to his position and contemplated by Section 3 of this Agreement and the situation is not remedied within 30 days after receipt by the Company of written notice from the Executive of such determination.

        (iv) A breach by the Company of any provision of this Agreement not embraced within the foregoing clauses (i), (ii) and (iii) of this subparagraph 7.03(b) which is not remedied within 30 days after receipt by the Company of written notice from the Executive.

         (v) The liquidation, dissolution, consolidation or merger of the Company or transfer of all or a significant portion of its assets unless a successor or successors (by merger, consolidation or otherwise) to which all or a significant portion of its assets have been transferred shall have assumed all duties and obligations of the Company under this Agreement, provided that in any event set forth in this subparagraph 7.03(b) above, the Executive shall have elected to terminate his employment under this Agreement upon not less than forty and not more than ninety days' advance written notice to the Board of Directors of the Company, Attention of the Secretary, given, except in the case of a continuing breach, within three calendar months after (A) failure to be so elected or reelected, or removal, (B) expiration of the thirty-day cure period with respect to such event, or (C) the closing date of such liquidation, dissolution, consolidation, merger or transfer of assets, as the case may be.

     An election by the Executive to terminate his employment given under the provisions of this paragraph 7.03 shall not be deemed a voluntary termination of employment by the Executive for the purpose of this Agreement or any plan or practice of the Company.

     7.04 (a) There shall be no obligation on the part of the Company to make any further payments provided for in paragraph 7.02 above or to provide any further benefits specified in such paragraph 7.02 if the Executive shall, during the period that such payments are being made or benefits provided, engage in Competition with the Company as hereinafter defined, provided all of the following shall have taken place:

           (i) the Secretary of the Company, pursuant to resolution of the Board of Directors of the Company, shall have given written notice to the Executive that, in the opinion of the Board of Directors, the Executive is engaged in such Competition, specifying the details;

          (ii) the Executive shall have been give a reasonable opportunity to appear before the Board of Directors prior to the determination of the Board evidenced by such resolution; and

         (iii) the Executive shall neither have ceased to engage in such Competition within thirty days from his receipt of such notice nor diligently taken all reasonable steps to that end during such thirty-day period and thereafter.

      (b) The word "Competition" for purposes of this paragraph 7.04 and any other provision of this Agreement shall mean taking a management position with or control of a business engaged in the manufacture, processing, purchase of distribution of products which constituted 15% or more of the sales of the Company and its subsidiaries and divisions during the last fiscal year of the Company preceding the termination of the Executive's employment (or during any fiscal year of the Company during the Period of Employment);

provided, however, that in no event shall ownership of less than 5% of the outstanding capital stock entitled to vote for the election of directors of a corporation with a class of equity securities held of record by more than 500 persons, standing alone, be deemed Competition with the Company within the meaning of this paragraph 7.04.

     7.05 For the purpose of any provision of this Agreement, the termination of the Executive's employment shall be deemed to have been for Cause only

     (a) if termination of his employment shall have been the result of an act or acts of dishonesty on the part of the Executive constituting a felony and resulting or intended to result directly or indirectly in gain or personal enrichment at the expense of the Company, or

     (b) if there has been a breach by the Executive during the Period of Employment of the provisions of paragraph 3.03 above, relating to the time to be devoted to the affairs of the Company, or of Section 9, relating to confidential information, and such breach results in demonstrably material injury to the Company, and with respect to any alleged breach of paragraph
3.03 hereof, the Executive shall have both failed to remedy such alleged breach within thirty days from his receipt of written notice by the Secretary of the Company pursuant to resolution duly adopted by the Board of Directors of the Company after notice to the Executive and an opportunity to be heard demanding that he remedy such alleged breach, and failed to take all reasonable steps to that end during such thirty-day period and thereafter; provided that there shall have been delivered to the Executive a certified copy of a resolution of the Board of Directors of the Company adopted by the affirmative vote of not less than three-fourths of the entire membership of the Board of Directors called and held for that purpose and at which the Executive was given an opportunity to be heard, finding that the Executive was guilty of conduct set forth in subparagraphs (a) or (b) above, specifying the particulars thereof in detail.

     Anything in this paragraph 7.05 or elsewhere in this Agreement to the contrary notwithstanding, the employment of the Executive shall in no event be considered to have been terminated by the Company for Cause if termination of his employment took place (i) as the result of bad judgment or negligence on the part of the Executive, or (ii) as the result of an act or omission without intent of gaining therefrom directly or indirectly a profit to which the Executive was not legally entitled, or (iii) because of an act or omission believed by the Executive in good faith to have been in or not opposed to the interests of the Company, or (iv) for any act or omission in respect of which a determination could properly be made that the Executive met the applicable standard of conduct prescribed for indemnification or reimbursement or payment of expenses under the Code of Regulations of the Company or the laws of the State of Ohio or the directors' and officers' liability insurance of the Company, in each case as in effect at the time of such act or omission, or (v) as the result of an act or omission which occurred more than twelve calendar months prior to the Executive's having been given notice of the termination of his employment for such act or omission unless the commission of such act or such omission could not at the time of such commission or omission have been known to a member of the Board of Directors of the Company (other than the Executive, if he is then a member of the Board of Directors), in which case more than twelve calendar months from the date that the commission of such act or such omission was or could reasonably have been so known, or (vi) as the result of a continuing course of action which commenced and was or could reasonably have been known to a member of the Board of Directors of the Company (other than the Executive) more than twelve calendar months prior to notice having been given to the Executive of the termination of his employment.

     7.06 In the event that the Executive's employment shall be terminated by the Company during the Period of Employment and such termination is alleged to be for Cause, or the Executive's right to terminate his employment under paragraph 7.03(b) above shall be questioned by the Company, or the Company shall withhold payments or provision of benefits because the Executive is alleged to be engaged in Competition in breach of the provisions of paragraph 7.04 above or for any other reason, the Executive shall have the right, in addition to all other rights and remedies provided by law, at his election either to seek arbitration within the area described in Exhibit C attached hereto and made part of this Agreement under the rules of the American Arbitration Association by serving a notice to arbitrate upon the Company or to institute a judicial proceeding, in either case within ninety days after having received notice of termination of his employment or notice in any form that the termination of his employment under paragraph 7.03(b) is subject to question or that the Company is withholding or proposed to withhold payments or provision of benefits or within such longer period as may reasonably be necessary for the Executive to take action in the event that his illness or incapacity should preclude his taking such action within such ninety-day period.

     8.  OBLIGATION TO MITIGATE DAMAGES

     8.01 In the event of a Termination, as defined in paragraph 7.03 above, the

Executive shall make reasonable efforts to mitigate damages by seeking other employment; provided, however, that he shall not be required to accept a position of less dignity and importance or of substantially different character than the highest position theretofore held by him with the Company or a position that would call upon him to engage in competition within the meaning of paragraph 7.04(b) above, nor shall he be required to accept a position other than in a location reasonably convenient to his principal residence immediately prior to such Termination.

     8.02 To the extent that the Executive shall receive compensation, benefits and service credit for benefits from other employment secured pursuant to the provisions of paragraph 8.01 above, the payments to be made and the benefits and service credit for benefits to be provided by the Company under the provisions of paragraph 7.02 above shall be correspondingly reduced. Such reduction shall, in the event of any question, be determined jointly by the firm of certified public accountants selected by the Executive, in each case upon the advice of actuaries to the extent the certified public accountants consider necessary, and, in the event such accountants are unable to agree on a resolution of the question, such reduction shall be determined by an independent firm of certified public accountants selected jointly by both firms of accountants.

     9.  CONFIDENTIAL INFORMATION

     9.01 The Executive agrees not to disclose, either while in the Company's employ or at any time thereafter, to any person not employed by the Company, or not engaged to render services to the Company, any confidential information obtained by him while in the employ of the Company, including, without limitation, any of the Company's inventions, processes, methods of distribution or customers or trade secrets; provided, however, that this provision shall not preclude the Executive from use or disclosure of information known generally to the public or of information not considered confidential by persons engaged in the business conducted by the Company or from disclosure required by law or Court order.

     9.02 The Executive also agrees that upon leaving the Company's employ, he will not take with him, without the prior written consent of an officer authorized to act in the matter by the Board of Directors of the Company, any drawing, blueprint, specification or other document of the Company, its subsidiaries, affiliates and divisions, which is of a confidential nature relating to the Company, its subsidiaries, affiliates and divisions, or without limitation, relating to its or their methods of distribution, or any description of any formulae or secret processes.

     10.  SEVERANCE ALLOWANCE

     In the event that, following the specific date set forth in paragraph
2.02 of this Agreement, the employment of the Executive shall be terminated by the Company prior to his normal retirement date and such termination shall be for any reason other than for Cause, as defined in paragraph 7.05 above, the Company shall pay the Executive as a severance allowance a lump sum equal to 50% of his annual compensation for one year, consisting of base salary at the rate paid for the month prior to such termination of employment plus his most recent executive performance award of bonus under the Company's annual incentive plan.

     11.  WITHHOLDING

        Anything to the contrary notwithstanding, all payments required to be made by the Company hereunder to the Executive or his estate or beneficiaries shall be subject to the withholding of such amounts, if any, relating to tax and other payroll deductions as the Company may reasonably determine it should withhold pursuant to any applicable law or regulation. In lieu of withholding such amounts, the Company may accept other provisions to the end that it has sufficient funds to pay all taxes required by law to be withheld in respect of any or all of such payments.

     12.  NOTICES

        All notices, requests, demands and other communications provided for by this Agreement shall be in writing and shall be sufficiently given if and when mailed in the continental United States by registered or certified mail or personally delivered to the party entitled thereto at the address stated from time to time in Exhibit E to this Agreement which address shall be such address as the addressee may have given most recently by a similar notice. Any such notice, request, demand or other communication delivered in person shall be deemed to have been received on the date of delivery.

     13.  GENERAL PROVISIONS

     13.01 There shall be no right of set-off or counter-claim, in respect of any claim, debt or obligation, against any payments to the Executive, his dependents, beneficiaries or estate provided for in this Agreement.

     13.02 The Company and the Executive recognize that each party will have no adequate remedy at law for breach by the other of any of the agreements contained herein and, in the event of any such breach, the Company and the Executive hereby agree and consent that the other shall be entitled to a decree of specific performance, mandamus or other appropriate remedy to enforce performance of such agreements.

     13.03 No right or interest to or in any payments shall be assignable by the Executive; provided, however, that this provision shall not preclude him from designating one or more beneficiaries to receive any amount that may be payable after his death and shall not preclude the legal representative of his estate from assigning any right hereunder to the person or persons entitled thereto under his will or, in the case of intestacy, to the person or persons entitled thereto under the laws of intestacy applicable to his estate. The term "beneficiaries" as used in this Agreement shall mean a beneficiary or beneficiaries so designated to receive any such amount or, if no beneficiary has been so designated, the legal representative of the Executive's estate.

     13.04 No right, benefit or interest hereunder, shall be subject to anticipation, alienation, sale, assignment, encumbrance, charge, pledge, hypothecation, or set-off in respect of any claim, debt or obligation, or to execution, attachment, levy or similar process, or assignment by operation of law. Any attempt, voluntary or involuntary, to effect any action specified in the immediately preceding sentence shall, to the full extent permitted by law, be null, void and of no effect.

     13.05 In the event of the Executive's death or a judicial determination of his incompetence, reference in this Agreement to the Executive shall be deemed, where appropriate, to refer to his legal representative or, where appropriate, to his beneficiary or beneficiaries.

     13.06 The titles to sections in this Agreement are intended solely for convenience and no provision of this Agreement is to be construed by reference to the title of any section.

     13.07 This Agreement shall be binding upon and shall inure to the benefit of the Executive, his heirs and legal representatives, and the Company and its successors as provided in Section 16 hereof.

     14.  AMENDMENT OR MODIFICATION; WAIVER

     No provision of this Agreement may be amended, modified or waived unless such amendment, modification or waiver shall be authorized by the Board of Directors of the Company or any authorized committee of the Board of Directors and shall be agreed to in writing, signed by the Executive and by an officer of the Company thereunto duly authorized. Except as otherwise specifically provided in this Agreement, no waiver by either party hereto of any breach by the other party hereto of any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of a subsequent breach of such condition or provision or a waiver of a similar or dissimilar provision or condition at the same or at any prior or subsequent time.

     15.  SEVERABILITY

     In the event that any provision of this Agreement, or portion thereof, shall be determined to be invalid or unenforceable for any reason, in whole or in part, the remaining provisions of this Agreement and parts of such provision not so invalid or unenforceable shall be unaffected thereby and shall remain in full force and effect to the fullest extent permitted by law.

     16.  SUCCESSORS TO THE COMPANY

     Except as otherwise provided herein, this Agreement shall be binding upon and inure to the benefit of the Company and any successor of the Company, including, without limitation, any corporation or corporations acquiring directly or indirectly all or substantially all of the assets of the Company whether by merger, consolidation, sale or otherwise (and such successor shall thereafter be deemed "the Company" for the purposes of this Agreement), but shall not otherwise be assignable by the Company.

     17.  CHANGE IN CONTROL

     For the purpose of this Agreement, the term "Change in Control of the Company" shall mean a change in control of a nature that would be required to be reported in response to Item 5(f) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934 as in effect on the date of this Agreement; provided that, without limitation, such a change in control shall be deemed to have occurred if and when (a) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes a beneficial owner, directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities or (b) during any period of 24 consecutive months, commencing before or after the date of this Agreement, individuals who at the beginning of such twenty-four month period were directors of the Company for whom the Executive shall have voted cease for any reason to constitute at least a majority of the Board of Directors of the Company.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as the day and year first above written.


[seal]

ATTEST:                                    PARKER-HANNIFIN CORPORATION,
                                           an Ohio corporation


_______________________________            By:_________________________




                                           THE EXECUTIVE


                                           _____________________________

                             Exhibit (10)(b)* to Report
                               on Form 10-K for Fiscal
                              Year Ended June 30, 1994
                           by Parker-Hannifin Corporation



                         Form of Change in Control Agreement
                         entered into by the Registrant and
                          certain executive officers (1984)


              *Numbered in accordance with Item 601 of Regulation S-K.

                                A G R E E M E N T
                                     between
                           PARKER-HANNIFIN CORPORATION
                                       and
                               __________________
                             dated ___________, 1984

                                TABLE OF CONTENTS
Section                                                                 Page
            Recitals                                                      1
    1       Operation of Agreement                                        1
    2       Employment; Period of Employment                              2
    3       Position, Duties, Responsibilities                            2
    4       Compensation, Compensation Plans, Perquisites                 4
    5       Employee Benefit Plans                                        6
    6       Effect of Death or Disability                                 7
    7       Termination                                                   8
    8       Obligation to Mitigate Damages                               16
    9       Confidential Information                                     17
   10       Severance Allowance                                          18
   11       Withholding                                                  19
   12       Notices                                                      19
   13       General Provisions                                           19
   14       Amendment or Modification, Waiver                            21
   15       Severability                                                 22
   16       Successors to the Company                                    22
   17       Change in Control                                            22
            Exhibits  (5)

           AGREEMENT between PARKER-HANNIFIN CORPORATION, an Ohio
Corporation (the "Company"), and _____________________ (the "Executive"), dated the______ day of ___________, 1984.

                              W I T N E S S E T H :
            WHEREAS,
            A. The Executive is a principal officer of the Company and an integral part of its management.

            B. The Company wishes to assure both itself and the Executive of continuity of management in the event of any actual or threatened change in control of the Company.

            C. This agreement is not intended to alter materially the compensation and benefits that the Executive could reasonably expect in the absence of a change in control of the Company and, accordingly, this Agreement, though taking effect upon execution thereof, will be operative only upon a change in control of the Company, as that term is hereafter defined.

            NOW, THEREFORE, it is hereby agreed by and between the parties as follows:

                           1.  OPERATION OF AGREEMENT

            This Agreement shall be effective immediately upon its execution by the parties hereto, but, anything in this Agreement to the contrary notwithstanding, neither the Agreement nor any provision thereof shall be operative unless and until there has been a

Change in Control of the Company, as defined in Section 17 below while the Executive is in the employ of the Company. Upon such a Change in Control of the Company, this Agreement and all provisions thereof shall become operative immediately.

                           2.  EMPLOYMENT; PERIOD OF EMPLOYMENT

2.01 The Company hereby agrees to continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company, for the period set forth in paragraph 2.02 below (the Period of Employment), in the position and with the duties and responsibilities set forth in Section 3 below, and upon the other terms and conditions hereinafter stated.


2.02 The Period of Employment shall be deemed to have commenced on the date of this Agreement and, subject only to the provisions of Section 6 below, relating to death or Disability, shall continue until the close of business on the date stated in Exhibit A attached to and made part of this Agreement. In the event that the Executive shall continue in the full-time employment of the Company after the latter date, such continued employment shall be subject to the terms and conditions of this Agreement and the Period of Employment shall include the period during which the Executive in fact so continues in such employment.

                     3.  POSITION, DUTIES, RESPONSIBILITIES

3.01  (a)   It is contemplated that during the Period of Employment the
Executive shall continue to serve as a principal officer of the Company with the office(s) and title(s), set forth in Exhibit B attached to and made part of this Agreement, reporting as set in such Exhibit B and with duties and responsibilities including those specifically set forth in such Exhibit B.

      (b) At all times during the Period of Employment, the Executive shall hold a position of responsibility and importance and a position of scope, with the functions, duties and responsibilities attached thereto, at least equal in responsibility and importance and in scope to and commensurate with his position on the date of this Agreement described in general terms in subparagraph 3.01(a) above.

3.02 During the Period of Employment, the Executive shall also serve and continue to serve, if and when elected and reelected, as an officer or director, or both, of any subsidiary, division or affiliate of the Company.

3.03 Throughout the Period of Employment the Executive shall devote his full time and undivided attention during normal business hours to the business and affairs of the Company, except for reasonable vacations and except for illness or incapacity, but nothing in this Agreement shall preclude the Executive from devoting reasonable periods required for serving as a director or member of a committee of any organization involving no conflict of interest with the interests of the Company, from engaging in charitable and community activities, and from managing his personal investments, provided that such activities do not materially interfere with the regular performance of his duties and responsibilities under this Agreement.

3.04 The office of the Executive shall be located at the principal offices of the Company within the area described in Exhibit C attached to and made part of this Agreement, and the Executive shall not be required to locate his office elsewhere without his prior written consent, nor shall he be required to be absent therefrom on travel status or otherwise more than the total number of working days in any calendar year stated in such Exhibit C.

                4.  COMPENSATION, COMPENSATION PLANS, PERQUISITES

4.01  (a)   For all services rendered by the Executive in any capacity during the Period of Employment, including, without limitation, services as an executive, officer, director or member of any committee of the Company or of any subsidiary, division or affiliate thereof, the Executive shall be paid as compensation:

            (i) A base salary, payable not less often than monthly, at a rate of no less than $_____________ per month, with such increases in such rate as shall be awarded from time to time in accordance with the Company's regular administrative practices of salary increases applicable to executives of the Company in effect and on the date of this Agreement, and

           (ii) An executive performance award or bonus under the Company's Executive Compensation Plan, or such equivalent successor plan as may be adopted by the Company, upon a basis that will render total compensation for any calendar month, consisting of the minimum base salary provided in clause
(i) of this subparagraph 4.01(a) plus bonus for such month determined by dividing the award made for the fiscal year of the Company in which such month occurred by the number of months in such fiscal year, equal to no less than the amount set forth from time to time in Exhibit D to this Agreement, which amount shall be equal to $_____________ plus such salary increases as may have been granted pursuant to clause (i) of this subparagraph 4.01(a).

      (b) Subject to the provisions of clause (ii) of subparagraph 4.01(a) above, nothing in this Agreement shall preclude a change in the mix between the base salary and bonus of the Executive by increasing the base salary of the Executive.

      (c) Any increase in salary pursuant to clause (i) of subparagraph 4.01(a) or in bonus or other compensation shall in no way diminish any other obligation of the Company under this Agreement.

4.02 During the Period of Employment the Executive shall be and continue to be a full participant in the Company's Deferred Compensation Plan, its 1977 and 1982 Employees Stock Option Plan, or equivalent successor plans that may be adopted by the Company, with at least the same reward opportunities as that have been heretofore provided. Nothing in this Agreement shall preclude improvement of reward opportunities in such plans or other plans in accordance with the present practice of the Company.

4.03 During the Period of Employment, the Executive shall be entitled to perquisites, including, without limitation, an office, secretarial and clerical staff, and to fringe benefits, including, without limitation, the business and personal use of an automobile and payment or reimbursement of club dues, in each case at least equal to those attached to his office on the date of this Agreement, as well as to reimbursement, upon proper accounting, of reasonable expenses and disbursements incurred by him in the course of his duties.

                           5.  EMPLOYEE BENEFIT PLANS

5.01 The compensation provided for in Section 4 above, together with other matters therein set forth, is in addition to the benefits provided for in this Section 5.

5.02 In the event that the Executive shall not heretofore have been designated a Participant in the Supplemental Executive Retirement Benefits Program of the Company, the Executive shall be and hereby is designated a Participant in that Program on and as of the date this Agreement becomes operative in accordance with the provisions of Section 1 of this Agreement.

5.03 The Executive, his dependents and beneficiaries shall be entitled to all payments and benefits and service credit for benefits during the Period of Employment to which officers of the Company, their dependents and beneficiaries are entitled as the result of the employment of such officers during the Period of Employment under the terms of employee plans and practices of the Company, including, without limitation, the Company's retirement program (consisting of its Retirement Plan for Salaried Employees, its Excess Benefits Plan, if any, and its Supplemental Executive Retirement Benefits Program) the Company's stock purchase and savings, thrift and investment plans, if any, the Company's Group Life Insurance Plan, its accidental death and dismemberment insurance, disability, medical, dental and health and welfare plans) and other present or equivalent successor plans and practices of the Company, its subsidiaries and divisions, for which officers, their dependents and beneficiaries are eligible, and to all payments or other benefits under any such plan or practice after the Period of Employment as a result of participation in such plan or practice during the Period of Employment.

5.04 Nothing in this Agreement shall preclude the Company from amending or terminating any employee benefit plan or practice, but, it being the intent of the parties that the Executive shall continue to be entitled during the Period of Employment to perquisites as set forth in paragraph 4.03 above, and to benefits and service credit for benefits under paragraph 5.03 above at least equal to those attached to his position on the date of this Agreement, nothing in this Agreement shall operate as, or be construed or reduce or authorize, a reduction without the Executive's written consent in the level of such perquisites, benefits or service credit for benefits; in the event of any such reduction, by amendment or termination of any plan or practice or otherwise, the Executive, his dependents and beneficiaries shall continue to be entitled to perquisites, benefits and service credit for benefits at least equal to the perquisites and to benefits and service credit for benefits under such plans or practices that he or his dependents and beneficiaries would have received if such reduction had not taken place.

                        6.  EFFECT OF DEATH OR DISABILITY

6.01 In the event of the death of the Executive during the Period of Employment, the legal representative of the Executive shall be entitled to the compensation provided for in paragraph 4.01 above for the month in which death shall have taken place at the rate being paid at the time of death, and the Period of Employment shall be deemed to have ended as of the close of business on the last day of the month in which death shall have occurred, but without prejudice to any payments due in respect of the Executive's death.

6.02  (a)   The term "Disability", as used in this Agreement, shall mean an illness or accident which prevents the Executive from performing his duties under this Agreement for a period of six consecutive months. The Period of Employment shall be deemed to have ended as of the close of business on the last day of such six months period but without prejudice to any payments due the Executive in respect of disability.

      (b) In the event of the Disability of the Executive during the Period of Employment, the Executive shall be paid an amount equal to the Minimum Total Monthly Compensation for the month in which such Disability commenced. Such amount shall be paid at the end of each month during the period of such Disability but not in excess of six months.

      (c) The amount of any payments due under this paragraph 6.02 shall be reduced by any payments to which the Executive may be entitled for the same period because of disability under any disability or pension plan of the Company or of any subsidiary or affiliate thereof.

                                 7.  TERMINATION

7.01 In the event of a Termination, as defined in paragraph 7.03 below, during the Period of Employment, the provisions of this Section 7 shall apply.

7.02  In the event of a Termination and subject to the provisions of
Section 8 of this Agreement relating to mitigation of damages and to compliance by the Executive with the provisions of paragraph 7.04 below, relating to Competition, and of Section 9 below, relating to confidential information, the Company shall, as liquidated damages or severance pay, or both, pay to the Executive and provide him, his dependents, beneficiaries and estate, with the following:

      (a) The Company shall pay the Executive (i) the compensation provided in paragraph 4.01 above for the month in which Termination shall have occurred at the rate being paid at the time of Termination and (ii) during the remainder of the Period of Employment an amount equal to the total compensation provided in clause (ii) of subparagraph 4.01(a). Such amount shall be paid in monthly installments at the end of each month commencing with the month next following the month in which Termination occurred and continuing during the remainder of the Period of Employment or through the month in which the death of the Executive shall have occurred if earlier.

      (b)   During the period that the payments provided for in subparagraph
(a) of this paragraph 7.02 are required to be made, the Executive, his dependents, beneficiaries and estate, shall continue to be entitled to all benefits and service credit for benefits under employee benefit plans of the Company as if still employed during such period under this Agreement and, if and to the extent that such benefits or service credit for benefits shall not be payable or provided under any such plans to the Executive, his dependents, beneficiaries and estate, by reason of his no longer being an employee of the Company as the result of Termination, the Company shall itself pay or provide for payment of such benefits and service credit for benefits to the Executive, his dependents, beneficiaries and estate.

      (c) The remainder of the period of Employment shall be considered service with the Company for the purpose (i) of continued credits under the Company's retirement program, (consisting of its Retirement Plan for Salaried Employees, its Excess Benefits Plan, if any, and its Supplemental Executive Retirement Benefits Program) as each such plan or program was in effect immediately prior to Termination and (ii) of all other benefit plans of the Company as in effect immediately prior to Termination.

      (d) In the event that the Executive shall at the time of Termination hold an outstanding and unexercised (whether or not exercisable at the time) option or options theretofore granted by the Company, the Company shall, in addition to the amounts provided for in subparagraphs 7.02(a) and 7.02(b), pay to the Executive in a lump sum an amount equal to the excess above the option price under each such option of the Fair Market Value at the time of Termination of the shares subject to each such option. Solely for the purpose of this subparagraph (d), Fair Market Value at the time of Termination shall be deemed to mean the higher of (i) the average of the reported closing prices of the Common Shares of the Company, as reported on the New York Stock Exchange-Composite Transactions, on the last trading day prior to the Termination and on the last trading day of each of the two preceding thirty-day periods, and (ii) in the event that a Change in Control, as defined in
Section 17 below, prior to Termination shall have taken place as the result of a tender offer and such Change in Control was consummated within twelve months of Termination, the highest consideration paid for Common Shares of the Company in the course of such tender or exchange offer. Upon receiving the payment from the Company called for by clause (i) of subparagraph (a) of this paragraph 7.02, the Executive shall execute and deliver to the Company a general release in favor of the Company, its successors and assigns, in respect of any and all matters, including, without limitation, any and all rights under any outstanding and unexercisable options at the time of Termination, except for the payments and obligations required to be made or assumed by the Company under this Agreement which at the time had not yet been made or assumed by the Company and except for such other valid obligations of the Company as shall be set forth in such release.

7.03 The word "Termination", for the purpose of this Section 7 and any other provision of this Agreement, shall mean:

      (a) Termination by the Company of the employment of the Executive by the Company and its subsidiaries for any reason other than for Cause as defined in paragraph 7.05 below or for Disability as defined in subparagraph 6.02(a) above; or

      (b) Termination by the Executive of his employment by the Company and its subsidiaries upon the occurrence of any of the following events:

            (i) Failure to elect or reelect the Executive to, or removal of the Executive from, any of the offices described in paragraph 3.01 above.

           (ii) A significant change in the nature or scope of the authorities, powers, functions or duties attached to the position summarized in paragraph 3.01 above, or a reduction in compensation, which is not remedied within 30 days after receipt by the Company of written notice from the Executive.

          (iii) A determination by the Executive made in good faith that as a result of a Change in Control of the Company, as defined in Section 17 below, and a change in circumstances thereafter and since the date of this Agreement significantly affecting his position, he is unable to carry out the authorities, powers, functions or duties attached to his position and contemplated by Section 3 of this Agreement and the situation is not remedied within 30 days after receipt by the Company of written notice from the Executive of such determination.

           (iv) A breach by the Company of any provision of this Agreement not embraced within the foregoing clauses (i), (ii) and (iii) of this subparagraph 7.03(b) which is not remedied within 30 days after receipt by the company of written notice from the Executive.

            (v) The liquidation, dissolution, consolidation or merger of the Company or transfer of all or a significant portion of its assets unless a successor or successors (by merger, consolidation or otherwise) to which all or a significant portion of its assets have been transferred shall have assumed all duties and obligations of the Company under this Agreement, provided, however, that in any event set forth in this subparagraph 7.03(b) above, the Executive shall have elected to terminate his employment under this Agreement upon not less than forty and not more than ninety days' advance written notice to the Board of Directors of the Company, Attention of the Secretary, given, except in the case of a continuing breach, within three calendar months after (A) failure to be so elected or reelected, or removal,
(B) expiration of the thirty-day cure period with respect to such event, or
(C) the closing date of such liquidation, dissolution, consolidation, merger or transfer of assets, as the case may be.


            An election by the Executive to terminate his employment given under the provisions of this paragraph 7.03 shall not be deemed a voluntary termination of employment by the Executive for the purpose of this Agreement or any plan or practice of the Company.

7.04  (a)   There shall be no obligation on the part of the Company to make any further payments provided for in paragraph 7.02 above or to provide any further benefits specified in such paragraph 7.02 if the Executive shall, during the period that such payments are being made or benefits provided, engage in Competition with the Company as hereinafter defined, provided all of the following shall have taken place:

            (i) the Secretary of the Company, pursuant to resolution of the Board of Directors of the Company, shall have given written notice to the Executive that, in the opinion of the Board of Directors, the Executive is engaged in such Competition, specifying the details;

           (ii) the Executive shall have been give a reasonable opportunity to appear before the Board of Directors prior to the determination of the Board evidenced by such resolution; and

          (iii) the Executive shall neither have ceased to engage in such Competition within thirty days from his receipt of such notice nor diligently taken all reasonable steps to that end during such thirty-day period and thereafter.

      (b) The word "Competition" for purposes of this paragraph 7.04 and any other provision of this Agreement shall mean taking a management position with or control of a business engaged in the manufacture, processing, purchase of distribution of products which constituted 15% or more of the sales of the Company and its subsidiaries and divisions during the last fiscal year of the Company preceding the termination of the Executive's employment (or during any fiscal year of the Company during the Period of Employment); provided, however in no event shall ownership of less than 5% of the outstanding capital stock entitled to vote for the election of directors of a corporation with a class of equity securities held of record by more than 500 persons, standing alone, be deemed Competition with the Company within the meaning of this paragraph 7.04.

7.05 For the purpose of any provision of this Agreement, the termination of the Executive's employment shall be deemed to have been for Cause only

      (a) if termination of his employment shall have been the result of an act or acts of dishonesty on the part of the Executive constituting a felony and resulting or intended to result directly or indirectly in gain or personal enrichment at the expense of the Company, or

      (b) if there has been a breach by the Executive during the Period of Employment of the provisions of paragraph 3.03 above, relating to the time to be devoted to the affairs of the Company, or of Section 9, relating to confidential information, and such breach results in demonstrably material injury to the Company, and with respect to any alleged breach of paragraph
3.03 hereof, the Executive shall have both failed to remedy such alleged breach within thirty days from his receipt of written notice by the Secretary of the Company pursuant to resolution duly adopted by the Board of Directors of the Company after notice to the Executive and an opportunity to be heard demanding that he remedy such alleged breach, and failed to take all reasonable steps to that end during such thirty-day period and thereafter; provided that there shall have been delivered to the Executive a certified copy of a resolution of the Board of Directors of the Company adopted by the affirmative vote of not less than three-fourths of the entire membership of the Board of Directors called and held for that purpose and at which the Executive was given an opportunity to be heard, finding that the Executive was guilty of conduct set forth in subparagraphs (a) or (b) above, specifying the particulars thereof in detail.

            Anything in this paragraph 7.05 or elsewhere in this Agreement to the contrary notwithstanding, the employment of the Executive shall in no event be considered to have been terminated by the Company for Cause if termination of his employment took place (i) as the result of bad judgment or negligence on the part of the Executive, or (ii) as the result of an act or omission without intent of gaining therefrom directly or indirectly a profit to which the Executive was not legally entitled, or (iii) because of an act or omission believed by the Executive in good faith to have been in or not opposed to the interests of the Company, or (iv) for any act or omission in respect of which a determination could properly be made that the Executive met the applicable standard of conduct prescribed for indemnification or reimbursement or payment of expenses under the Code of Regulations of the Company or the laws of the State of Ohio or the directors' and officers' liability insurance of the Company, in each case as in effect at the time of such act or omission, or (v) as the result of an act or omission which occurred more than twelve calendar months prior to the Executive's having been given notice of the termination of his employment for such act or omission unless the commission of such act or such omission could not at the time of such commission or omission have been known to a member of the Board of Directors of the Company (other than the Executive, if he is then a member of the Board of Directors), in which case more than twelve calendar months from the date that the commission of such act or such omission was or could reasonably have been so known, or (vi) as the result of a continuing course of action which commenced and was or could reasonably have been known to a member of the Board of Directors of the Company (other than the Executive) more than twelve calendar months prior to notice having been given to the Executive of the termination of his employment.

7.06 In the event that the Executive's employment shall be terminated by the Company during the Period of Employment and such termination is alleged to be for Cause, or the Executive's right to terminate his employment under paragraph 7.03(b) above shall be questioned by the Company, or the Company shall withhold payments or provision of benefits because the Executive is alleged to be engaged in Competition in breach of the provisions of paragraph
7.04 above or for any other reason, the Executive shall have the right, in addition to all other rights and remedies provided by law, at his election either to seek arbitration within the area described in Exhibit C attached hereto and made part of this Agreement under the rules of the American Arbitration Association by serving a notice to arbitrate upon the Company or to institute a judicial proceeding, in either case within ninety days after having received notice of termination of his employment or notice in any form that the termination of his employment under paragraph 7.03(b) is subject to question or that the Company is withholding or proposed to withhold payments or provision of benefits or within such longer period as may reasonably be necessary for the Executive to take action in the event that his illness or incapacity should preclude his taking such action within such ninety-day period.

                       8.  OBLIGATION TO MITIGATE DAMAGES

8.01 In the event of a Termination, as defined in paragraph 7.03 above, the Executive shall make reasonable efforts to mitigate damages by seeking other employment; provided, however, that he shall not be required to accept a position of less dignity and importance or of substantially different character than the highest position theretofore held by him with the Company or a position that would call upon him to engage in competition within the meaning of paragraph 7.04(b) above, nor shall he be required to accept a position other than in a location reasonably convenient to his principal residence immediately prior to such Termination.

8.02 To the extent that the Executive shall receive compensation, benefits and service credit for benefits from other employment secured pursuant to the provisions of paragraph 8.01 above, the payments to be made and the benefits and service credit for benefits to be provided by the Company under the provisions of paragraph 7.02 above shall be correspondingly reduced. Such reduction shall, in the event of any question, be determined jointly by the firm of certified public accountants selected by the Executive, in each case upon the advice of actuaries to the extent the certified public accountants consider necessary, and, in the event such accountants are unable to agree on a resolution of the question, such reduction shall be determined by an independent firm of certified public accountants selected jointly by both firms of accountants.

                          9.  CONFIDENTIAL INFORMATION

9.01 The Executive agrees not to disclose, either while in the Company's employ or at any time thereafter, to any person not employed by the Company, or not engaged to render services to the Company, any confidential information obtained by him while in the employ of the Company, including, without limitation, any of the Company's inventions, processes, methods of distribution or customers or trade secrets; provided, however, that this provision shall not preclude the Executive from use or disclosure of information known generally to the public or of information not considered confidential by persons engaged in the business conducted by the Company or from disclosure required by law or Court order.

9.02 The Executive also agrees that upon leaving the Company's employ, he will not take with him, without the prior written consent of an officer authorized to act in the matter by the Board of Directors of the Company, any drawing, blueprint, specification or other document of the Company, its subsidiaries, affiliates and divisions, which is of a confidential nature relating to the Company, its subsidiaries, affiliates and divisions, or without limitation, relating to its or their methods of distribution, or any description of any formulae or secret processes.

                            10.  SEVERANCE ALLOWANCE

            In the event that, following the specific date set forth in paragraph 2.02 of this Agreement, the employment of the Executive shall be terminated by the Company prior to his normal retirement date and such termination shall be for any reason other than for Cause, as defined in paragraph 7.05 above, the Company shall pay the Executive as a severance allowance a lump sum equal to 50% of his annual compensation for one year, consisting of base salary at the rate paid for the month prior to such termination of employment plus his most recent executive performance award of bonus under the Company's annual incentive plan.

                                11.  WITHHOLDING

            Anything to the contrary notwithstanding, all payments required to be made by the Company hereunder to the Executive or his estate or beneficiaries shall be subject to the withholding of such amounts, if any, relating to tax and other payroll deductions as the Company may reasonably determine it should withhold pursuant to any applicable law or regulation. In lieu of withholding such amounts, the Company may accept other provisions to the end that it has sufficient funds to pay all taxes required by law to be withheld in respect of any or all of such payments.

                                  12.  NOTICES

      All notices, requests, demands and other communications provided for by this Agreement shall be in writing and shall be sufficiently given if and when mailed in the continental United States by registered or certified mail or personally delivered to the party entitled thereto at the address stated from time to time in Exhibit E to this Agreement which address shall be such address as the addressee may have given most recently by a similar notice.
Any such notice, request, demand or other communication delivered in person shall be deemed to have been received on the date of delivery.

                             13.  GENERAL PROVISIONS

13.01 There shall be no right of set-off or counter-claim, in respect of any claim, debt or obligation, against any payments to the Executive, his dependents, beneficiaries or estate provided for in this Agreement.

13.02 The Company and the Executive recognize that each party will have no adequate remedy at law for breach by the other of any of the agreements contained herein and, in the event of any such breach, the Company and the Executive hereby agree and consent that the other shall be entitled to a decree of specific performance, mandamus or other appropriate remedy to enforce performance of such agreements.

13.03 No right or interest to or in any payments shall be assignable by the Executive; provided, however, that this provision shall not preclude him from designating one or more beneficiaries to receive any amount that may be payable after his death and shall not preclude the legal representative of his estate from assigning any right hereunder to the person or persons entitled thereto under his will or, in the case of intestacy, to the person or persons entitled thereto under the laws of intestacy applicable to his estate. The term "beneficiaries" as used in this Agreement shall mean a beneficiary or beneficiaries so designated to receive any such amount or, if no beneficiary has been so designated, the legal representative of the Executive's estate.

13.04 No right, benefit or interest hereunder, shall be subject to anticipation, alienation, sale, assignment, encumbrance, charge, pledge, hypothecation, or set-off in respect of any claim, debt or obligation, or to execution, attachment, levy or similar process, or assignment by operation of law. Any attempt, voluntary or involuntary, to effect any action specified in the immediately preceding sentence shall, to the full extent permitted by law, be null, void and of no effect.

13.05 In the event of the Executive's death or a judicial determination of his incompetence, reference in this Agreement to the Executive shall be deemed, where appropriate, to refer to his legal representative or, where appropriate, to his beneficiary or beneficiaries.

13.06 The titles to sections in this Agreement are intended solely for convenience and no provision of this Agreement is to be construed by reference to the title of any section.

13.07 This Agreement shall be binding upon and shall inure to the benefit of the Executive, his heirs and legal representatives, and the Company and its successors as provided in Section 16 hereof.

                     14.  AMENDMENT OR MODIFICATION; WAIVER

            No provision of this Agreement may be amended, modified or waived unless such amendment, modification or waiver shall be authorized by the Board of Directors of the Company or any authorized committee of the Board of Directors and shall be agreed to in writing, signed by the Executive and by an officer of the Company thereunto duly authorized. Except as otherwise specifically provided in this Agreement, no waiver by either party hereto of any breach by the other party hereto of any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of a subsequent breach of such condition or provision or a waiver of a similar or dissimilar provision or condition at the same or at any prior or subsequent time.

                                15.  SEVERABILITY

      In the event that any provision of this Agreement, or portion thereof, shall be determined to be invalid or unenforceable for any reason, in whole or in part, the remaining provisions of this Agreement and parts of such provision not so invalid or unenforceable shall be unaffected thereby and shall remain in full force and effect to the fullest extent permitted by law.

                         16.  SUCCESSORS TO THE COMPANY

            Except as otherwise provided herein, this Agreement shall be binding upon and inure to the benefit of the Company and any successor of the Company, including, without limitation, any corporation or corporations acquiring directly or indirectly all or substantially all of the assets of the Company whether by merger, consolidation, sale or otherwise (and such successor shall thereafter be deemed "the Company" for the purposes of this Agreement), but shall not otherwise be assignable by the Company.

                             17.  CHANGE IN CONTROL

            For the purpose of this Agreement, the term "Change in Control of the Company" shall mean a change in control of a nature that would be required to be reported in response to Item 5(f) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934 as in effect on the date of this Agreement; provided that, without limitation, such a change in control shall be deemed to have occurred if and when (a) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes a beneficial owner, directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities or (b) during any period of 24 consecutive months, commencing before or after the date of this Agreement, individuals who at the beginning of such twenty-four month period were directors of the Company for whom the Executive shall have voted cease for any reason to constitute at least a majority of the Board of Directors of the Company.

            IN WITNESS WHEREOF, the parties hereto have executed this Agreement as the day and year first above written.


[seal]

ATTEST:                                    PARKER-HANNIFIN CORPORATION,
                                           an Ohio corporation


______________________________________     By:_____________________________




                                           THE EXECUTIVE


                                           ________________________________

                             Exhibit (10)(c)* to Report
                               on Form 10-K for Fiscal
                              Year Ended June 30, 1994
                           by Parker-Hannifin Corporation


                        Form of Change in Control Agreement
                         entered into by the Registrant and
                          certain executive officers (1988)




              *Numbered in accordance with Item 601 of Regulation S-K.

                                A G R E E M E N T
                                     between
                           PARKER-HANNIFIN CORPORATION
                                       and
                             _______________________
                            dated _____________, 1988

                                TABLE OF CONTENTS
Section                                                                    Page
            Recitals                                                      1
    1       Operation of Agreement                                        1
    2       Employment; Period of Employment                              2
    3       Position, Duties, Responsibilities                            3
    4       Compensation, Compensation Plans, Perquisites                 5
    5       Employee Benefit Plans                                        9
    6       Effect of Death or Disability                                10
    7       Termination                                                  11
    8       Obligation to Mitigate Damages                               21
    9       Confidential Information                                     22
   10       Severance Allowance                                          23
   11       Withholding                                                  24
   12       Notices                                                      24
   13       General Provisions                                           25
   14       Amendment or Modification; Waiver                            27
   15       Severability                                                 28
   16       Successors to the Company                                    28
   17       Change in Control                                            28
   18       Intention Relating to Recent Legislation;                    29
            Possible Future Amendments
            Exhibits  (6)

            AGREEMENT between PARKER HANNIFIN CORPORATION, an Ohio Corporation (the Company), and ___________________ (the Executive), dated the _____ day of _______________, 1988.

                              W I T N E S S E T H :
            WHEREAS:

            A. The Executive is a principal officer of the Company and an integral part of its management.

            B. The Company wishes to assure both itself and the Executive of continuity of management in the event of any actual or threatened change in control of the Company.

            C. This agreement is not intended to alter materially the compensation and benefits that the Executive could reasonably expect in the absence of a change in control of the Company and, accordingly, this Agreement, though taking effect upon execution thereof, will be operative only upon a change in control of the Company, as that term is hereafter defined.

            NOW, THEREFORE, it is hereby agreed by and between the parties as follows:

                           1.  OPERATION OF AGREEMENT

            This Agreement shall be effective immediately upon its execution by the parties hereto, but, anything in this Agreement to the contrary notwithstanding, neither this Agreement nor any provision thereof, except for this Section 1, Sections 14 through 18 inclusive, paragraph 13.01, paragraphs 13.07 through 13.10 inclusive, and provisions of subparagraphs 3.01 (a)(ii), 3.04(b) and 4.01(b) and of Section 12 providing for automatic updating of Exhibits B, D, E and F from time to time prior to the date this Agreement becomes operative, shall be operative unless and until there has been a Change in Control of the Company as defined in Section 17 below while the Executive is in the employ of the Company.
Upon such a Change in Control of the Company, this Agreement and all provisions thereof shall become operative immediately.

                      2.  EMPLOYMENT; PERIOD OF EMPLOYMENT

2.01 The Company hereby agrees to continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company, for the period set forth in paragraph 2.02 below (the Period of Employment), in the position and with the duties and responsibilities set forth in Section 3 below, and upon the other terms and conditions hereinafter stated.

2.02 The Period of Employment shall commence on the date this Agreement becomes operative pursuant to the provisions of Section 1 above (the Operative Date) and, subject only to the provisions of Section 6 below, relating to death or Disability, shall continue until the close of business on the date stated in Exhibit A attached to and made part of this Agreement. In the event that the Executive shall continue in the full-time employment of the Company after the latter date, such continued employment shall be subject to the terms and conditions of this Agreement and the Period of Employment shall include the period during which the Executive in fact so continues in such employment.

                     3.  POSITION, DUTIES, RESPONSIBILITIES

3.01  (a)   (i)   It is contemplated that during the Period of Employment the
Executive shall continue to serve as a principal officer of the Company and as a member of its Board of Directors if serving as a member of its Board of Directors immediately prior to the Operative Date, with the office(s) and title(s), reporting responsibility, and duties and responsibilities of the Executive immediately prior to the Operative Date.

           (ii) The office(s), title(s), reporting responsibility, duties and responsibilities of the Executive on the date of this Agreement, as the same may be changed from time to time prior to the Operative Date, shall be summarized in Exhibit B to this Agreement to the end that, if this Agreement becomes operative pursuant to the provisions of Section 1 above, Exhibit B will reflect accurately the office(s), title(s), reporting responsibility, duties and responsibilities of the Executive immediately prior to the Operative Date, it being understood and agreed that if, as and when the office(s), title(s), reporting responsibility, duties or responsibilities of the Executive shall be changed prior to the Operative Date, Exhibit B shall be deemed to be and shall be updated by the parties to reflect such change; provided, however, that Exhibit B is intended only as a memorandum for the convenience of the parties and shall be disregarded if and to the extent that, on the Operative Date, Exhibit B shall fail to reflect accurately the office(s), title(s), reporting responsibility, duties or responsibilities of the Executive immediately prior to the Operative Date because the parties shall have failed to update Exhibit B as contemplated hereby.

      (b) At all times during the Period of Employment, the Executive shall hold a position of responsibility and importance and a position of scope, with the functions, duties and responsibilities attached thereto, at least equal in responsibility and importance and in scope to and commensurate with his position described in general terms in subparagraph 3.01(a) above and intended to be summarized in Exhibit B to this Agreement.

3.02 During the Period of Employment the Executive shall also serve and continue to serve, if and when elected and reelected, as an officer or director, or both, of any subsidiary, division or affiliate of the Company.

3.03 Throughout the Period of Employment the Executive shall devote his full time and undivided attention during normal business hours to the business and affairs of the Company, except for reasonable vacations and except for illness or incapacity, but nothing in this Agreement shall preclude the Executive from devoting reasonable periods required for serving as a director or member of a committee of any organization involving no conflict of interest with the interests of the Company, from engaging in charitable and community activities, and from managing his personal investments, provided that such activities do not materially interfere with the regular performance of his duties and responsibilities under this Agreement.

3.04  (a)   The office of the Executive shall be located at the principal offices of the Company within the area within which the office of the Executive is located immediately prior to the Operative Date, and the Executive shall not be required to locate his office elsewhere without his prior written consent, nor shall he be required to be absent therefrom on travel status or otherwise more than the total number of working days in any calendar year stated in Exhibit C attached to and made part of this Agreement nor more than the number of consecutive days at any one time stated in such Exhibit C.

      (b) The area within which the office of the Executive is located on the date of this Agreement, as the same may be changed from time to time prior to the Operative Date, shall be described in Exhibit D to this Agreement to the end that, if this Agreement becomes operative pursuant to the provisions of Section 1 above, Exhibit D will reflect accurately the area within which the office of the Executive was located immediately prior to the Operative Date, it being understood and agreed that if, as and when the area within which the office of the Executive is located shall be changed prior to the Operative Date, Exhibit D shall be deemed to be and shall be updated by the parties to reflect such change; provided, however, that Exhibit D is intended only as a memorandum for the convenience of the parties and shall be disregarded if and to the extent that, on the Operative Date, Exhibit D shall fail to reflect accurately the area within which the office of the Executive was located immediately prior to the Operative Date because the parties shall have failed to update Exhibit D as contemplated hereby.

                4.  COMPENSATION, COMPENSATION PLANS, PERQUISITES

4.01  (a)   For all services rendered by the Executive in any capacity during the Period of Employment, including, without limitation, services as an executive, officer, director or member of any committee of the Company or of any subsidiary, division or affiliate thereof, the Executive shall be paid as compensation:

            (i) A base salary, payable not less often than monthly, at a monthly rate (before reduction for any deduction including, without limitation, any deduction for withholding of income taxes or F.I.C.A. taxes and any deduction pursuant to Section 401(k) of the Internal Revenue Code of 1954 as amended) at least equal to the monthly rate (before reduction for any such deduction) of salary which was payable to the Executive immediately prior to the Operative Date, with increases in such rate after the Operative Date in accordance with the Company's regular administrative practices, relating to salary increases applicable to executives of the Company, in effect immediately prior to the Operative Date (the Minimum Base Salary), and

            (ii) An executive performance award or bonus under the Company's Executive Compensation Plan, or such equivalent successor plan as may be adopted by the Company, upon a basis that will render an executive performance award or bonus for each calendar month which is within the calendar year to which such executive performance award or bonus relates, and within the Period of Employment or within the calendar year in which the Period of Employment commences, equal to no less than the highest executive performance award or bonus awarded by the Company to the Executive (whether on a current or deferred payment basis) prior to the Operative Date, divided by twelve (the Minimum Monthly Bonus), so that total compensation for any such calendar month (the Minimum Total Monthly Compensation) shall consist of the Minimum Base Salary for such month provided for in clause (i) if this subparagraph 4.01(a), plus the Minimum Monthly

Bonus for such month provided for in clause (ii) of this subparagraph
4.01(a).

      (b) The Minimum Total Monthly Compensation that is applicable from time to time after the date of this Agreement pursuant to the provisions of subparagraph 4.01(a) above, or that would be applicable if this Agreement were operative at such time, shall be set forth in Exhibit E to this Agreement, the intent of this subparagraph 4.01(b) being that such Exhibit E shall be deemed to be and shall be updated from time to time after the date of this Agreement, whether or not this Agreement shall then be operative, to reflect the Minimum Total Monthly Compensation that applies at the time, or that would apply at the time if this Agreement were then operative, provided, however, that such Exhibit E is intended only as a memorandum for the convenience of the parties hereto and, in the event that there is at any time any conflict, disparity or discrepancy between the Minimum Total Monthly Compensation provided by subparagraph 4.01(a) above and the amount then set forth in Exhibit E hereto, the provisions of subparagraph 4.01(a) shall in all events control.

      (c) Subject to the provisions of subparagraph 4.01(a) above relating to the Minimum Total Monthly Compensation, nothing in this Agreement shall preclude a change in the mix between the Minimum Base Salary and Minimum Monthly Bonus of the Executive by increasing the Minimum Base Salary of the Executive.

      (d) Any increase in salary pursuant to clause (i) of subparagraph 4.01(a) or in bonus or other compensation shall in no way diminish any other obligation of the Company under this Agreement.


4.02  (a)   During the Period of Employment the Executive shall be and continue to be
a full participant in the Company's Executive Compensation Plan, Deferred Compensation Plan, any Employees Stock Option Plan, including its 1977 Employees Stock Option Plan and 1977 Stock Appreciation Rights Plan and its 1982 Employees Stock Option Plan, or equivalent successor plans that may be adopted by the Company, with at least the same reward opportunities as shall have been provided immediately prior to the Operative Date. Nothing in this Agreement shall preclude improvement of reward opportunities in such plans or other plans in accordance with the practice of the Company immediately prior to the Operative Date.

      (b) Any provision of the Company's Executive Compensation Plan (or any successor plan) to the contrary notwithstanding, any executive performance award or bonus awarded to the Executive during the Period of Employment (whether for services rendered during or prior to the Period of Employment) shall, unless the Executive shall have approved otherwise in writing, be paid wholly in cash as soon as practicable after the awards are made.

4.03 During the Period of Employment, the Executive shall be entitled to perquisites, including, without limitation, an office, secretarial and clerical staff, and to fringe benefits, including, without limitation, the business and personal use of an automobile and payment or reimbursement of club dues, in each case at least equal to those attached to his office immediately prior to the Operative Date, as well as to reimbursement, upon proper accounting, of reasonable expenses and disbursements incurred by him in the course of his duties.

                           5.  EMPLOYEE BENEFIT PLANS

5.01 The compensation provided for in Section 4 above, together with other matters therein set forth, is in addition to the benefits provided for in this Section 5.

5.02 In the event that the Executive shall not have been designated a Participant in the Supplemental Executive Retirement Benefits Program of the Company prior to the Operative Date, the Executive shall be and hereby is designated, on and as of the Operative Date, a Participant in that Program as in effect immediately prior to the Operative Date.

5.03 The Executive, his dependents and beneficiaries shall be entitled to all payments and benefits and service credit for benefits during the Period of Employment to which officers of the Company, their dependents and beneficiaries are entitled as the result of the employment of such officers during the Period of Employment under the terms of employee plans and practices of the Company, including, without limitation, the Company's retirement program (consisting of its Retirement Plan for Salaried Employees, its Excess Benefits Plan, if any, and its Supplemental Executive Retirement Benefits Program), the Company's stock purchase and savings, thrift and investment plans, if any, its Group Life Insurance Plan, its accidental death and dismemberment insurance, disability, medical, dental and health and welfare plans and other preset or equivalent successor plans and practices of the Company, its subsidiaries and divisions, for which officers, their dependents and beneficiaries are eligible, and to all payments or other benefits under any such plan or practice after the Period of Employment as a result of participation in such plan or practice during the Period of Employment.

5.04 Nothing in this Agreement shall preclude the Company from amending or terminating any employee benefit plan or practice, but, it being the intent of the parties that the Executive shall continue to be entitled during the Period of Employment to perquisites as set forth in paragraph 4.03 above and to benefits and service credit for benefits under paragraph 5.03 above at least equal to those attached to his position immediately prior to the Operative Date, nothing in this Agreement shall operate as, or be construed to reduce or authorize, a reduction without the Executive's written consent in the level of such perquisites, benefits or service credit for benefits; in the event of any such reduction, by amendment or termination of any plan or practice or otherwise, the Executive, his dependents and beneficiaries shall continue to be entitled to perquisites, benefits and service credit for benefits at least equal to the perquisites and to benefits and service credit for benefits under such plans or practices that he or his dependents and beneficiaries would have received if such reduction had not taken place.

                        6.  EFFECT OF DEATH OR DISABILITY

6.01 In the event of the death of the Executive during the Period of Employment, the legal representative of the Executive shall be entitled to the Minimum Total Monthly Compensation for the month in which death shall have occurred, and the Period of Employment shall be deemed to have ended as of the close of business on the last day of such month but without prejudice to any payments due in respect of the Executive's death.

6.02 (a) The term "Disability", as used in this Agreement, shall mean an illness or accident which prevents the Executive from performing his duties under this Agreement for a period of six consecutive months. The Period of Employment shall be deemed to have ended as of the close of business on the last day of such six-month period but without prejudice to any payments due the Executive in respect of disability.

      (b) In the event of the Disability of the Executive during the Period of Employment, the Executive shall be paid an amount, equal to the Minimum Total Monthly Compensation for the month in which such Disability commenced, at the end of each month during the period of such Disability but not in excess of six months.

      (c) The amount of any payments due under this paragraph 6.02 shall be reduced by any payments to which the Executive may be entitled for the same period because of disability under any disability or pension plan of the Company or of any subsidiary or affiliate thereof.

                                 7.  TERMINATION

7.01 In the event of a Termination, as defined in paragraph 7.03 below, during the Period of Employment, the provisions of this Section 7 shall apply.

7.02        In the event of a Termination and subject to the provisions of
Section 8 of this Agreement, relating to mitigation of damages, and to compliance by the Executive with the provisions of paragraph 7.04 below, relating to Competition, and of Section 9 below, relating to confidential information, the Company shall, as liquidated damages or severance pay, or both, pay to the Executive and provide him, his dependents, beneficiaries and estate, with the following:

      (a) The Company shall pay the Executive an amount equal to the Minimum Total Monthly Compensation that would have been paid to the Executive for the month in which Termination occurred had such Termination not occurred,
            (i)   at the end of the month in which Termination occurred, and
            (ii) at the end of each month thereafter during the remainder of the Period of Employment,

provided, however, that in no event shall the Company be required to pay such an amount after the month in which the death of the Executive shall have occurred or after the twelfth month following the occurrence of an illness or accident which would constitute a "Disability" under subparagraph 6.02(b) above in the absence of such Termination.

      (b)   During the period that the payments provided for in subparagraph
(a) of this paragraph 7.02 are required to be made, the Executive, his dependents, beneficiaries and estate, shall continue to be entitled to all benefits and service credit for benefits under employee benefit plans of the Company as if still employed during such period under this Agreement and, if and to the extent that such benefits or service credit for benefits shall not be payable or provided under any such plans to the Executive, his dependents, beneficiaries and estate, by reason of his no longer being an employee of the Company as the result of Termination, the Company shall itself pay or provide for payment of such benefits and service credit for benefits to the Executive, his dependents, beneficiaries and estate.

      (c)   The period in which the payments provided for in subparagraph
(a) of this
paragraph 7.02 are required to be made shall be considered service with the Company for the purpose (i) of continued credits under the Company's retirement program (consisting of its Retirement Plan for Salaried Employees, its Excess Benefits Plan, if any, and its Supplemental Executive Retirement Benefits Program) as each such plan or program was in effect immediately prior to Termination (but without giving effect to any reduction of benefits thereunder as the result of amendment or termination of any such Plan or Program during the Period of Employment) and (ii) of all other benefit plans of the Company as in effect immediately prior to Termination.

      (d) In the event that the Executive shall at the time of Termination hold an outstanding and unexercised (whether or not exercisable at the time) non-statutory stock option or options theretofore granted by the Company, the Company shall, in addition to the amounts provided for in subparagraphs 7.02(a) and 7.02(b), pay to the Executive in a lump sum an amount equal to the excess above the option price under each such non-statutory stock option of the Fair Market Value at the time of Termination of the shares subject to each such non-statutory stock option. Solely for the purpose of this subparagraph (d), Fair Market Value at the time of Termination shall be deemed to mean the higher of (i) the average of the reported closing prices of the Common Shares of the Company, as reported on the New York Stock Exchange-Composite Transactions, on the last trading day prior to the Termination and on the last trading day of each of the two preceding thirty-day periods, and (ii) in the event that a Change in Control, as defined in
Section 17 below, prior to Termination shall have taken place as the result of a tender or exchange offer and such Change in Control was consummated within twelve months of Termination, the highest consideration paid for Common Shares of the Company in the course of such tender or exchange offer. Upon receiving the payment from the Company called for by clause (i) of subparagraph (a) of this paragraph 7.02, the Executive shall execute and deliver to the Company a general release in favor of the Company, its successors and assigns, in respect of any and all matters, including, without limitation, any and all rights under any outstanding and unexercisable non-statutory stock options at the time of Termination, except for the payments and obligations required to be made or assumed by the Company under this Agreement which at the time had not yet been made or assumed by the Company and except for such other valid obligations of the Company as shall be set forth in such release.

      (e) If as a result of a termination of employment pursuant to the provisions of paragraph 7.03(b), the Executive (or anyone claiming under or through him) loses any part or all of the benefits he would have received as a Participant in the Supplemental Executive Retirement Benefits Program of the Company as in effect immediately prior to the Operative Date, the Company will provide him with a substantially equivalent benefit.

7.03 The work "Termination", for the purpose of this Section 7 and any other provision of this Agreement, shall mean:

      (a) Termination by the Company of the employment of the Executive by the Company and its subsidiaries for any reason other than for Cause as defined in paragraph 7.05 below or for Disability as defined in subparagraph 6.02(a) above; or

      (b) Termination by the Executive of his employment by the Company and its subsidiaries upon the occurrence of any of the following events:

            (i) Failure to elect or reelect the Executive to the Board of Directors of the Company, if the Executive shall have been a member of the Board of Directors immediately prior to the Operative Date, or failure to elect or reelect the Executive to, or removal of the Executive from, any of the office(s) described in paragraph 3.01(a)(i) above and intended to be summarized in Exhibit B to this Agreement.

            (ii) A significant change in the nature or scope of the authorities, powers, functions or duties attached to the position described in paragraph 3.01(a)(i) above and intended to be summarized in Exhibit B to this Agreement, or a reduction in compensation, which is not remedied within 30 days after receipt by the Company of written notice from the Executive.

            (iii) A determination by the Executive made in good faith that as a result of a Change in Control of the Company, as defined in Section 17 below, and a change in circumstances on or after the Operative Date significantly affecting his position, he is unable to carry out the authorities, powers, functions or duties attached to his position and contemplated by Section 3 of this Agreement and the situation is not remedied within 30 days after receipt by the Company of written notice from the Executive of such determination.

            (iv) A breach by the Company of any provision of this Agreement not embraced within the foregoing clauses (i), (ii) and (iii) of this subparagraph 7.03(b) which is not remedied within 30 days after receipt by the Company of written notice from the Executive.

            (v) The liquidation, dissolution, consolidation or merger of the Company or transfer of all or a significant portion of its assets unless a successor or successors (by merger, consolidation or otherwise) to which all or a significant portion of its assets have been transferred shall have assumed all duties and obligations of the Company under this Agreement; provided that in any event set forth in this subparagraph 7.03(b) above, the Executive shall have elected to terminate his employment under this Agreement upon not less than forty and not more than ninety days' advance written notice to the Board of Directors of the Company, Attention of the Secretary, given, except in the case of a continuing breach, within three calendar months after (A) failure to be so elected or reelected, or removal, (B) expiration of the thirty-day cure period with respect to such event, or (C) the closing date of such liquidation, dissolution, consolidation, merger or transfer of assets, as the case may be.

            An election by the Executive to terminate his employment given under the provisions of this paragraph 7.03 shall not be deemed a voluntary termination of employment by the Executive for the purpose of this Agreement or any plan or practice of the Company.

7.04 (a) There shall be no obligation on the part of the Company to make any further payments provided for in paragraph 7.02 above or to provide any further benefits specified in such paragraph 7.02 if the Executive shall, during the period that such payments are being made or benefits provided, engage in Competition with the Company as hereinafter defined, provided all of the following shall have taken place:

            (i) the Secretary of the Company, pursuant to resolution of the Board of

Directors of the Company, shall have given written notice to the Executive that, in the opinion of the Board of Directors, the Executive is engaged in such Competition, specifying the details;

            (ii) the Executive shall have been given a reasonable opportunity to appear before the Board of Directors prior to the determination of the Board evidenced by such resolution;

            (iii) the Executive shall neither have ceased to engage in such Competition within thirty days from his receipt of such notice nor diligently taken all reasonable steps to that end during such thirty-day period and thereafter.

      (b) The word "Competition" for purposes of this paragraph 7.04 and any other provision of this Agreement shall mean taking a management position with, or control of, a business engaged in the manufacture, processing, purchase of distribution of products which constituted 15% or more of the sales of the Company and its subsidiaries and divisions during the last fiscal year of the Company preceding the termination of the Executive's employment (or during any fiscal year of the Company during the Period of Employment); provided, however, that in no event shall ownership of less than 5% of the outstanding capital stock entitled to vote for the election of directors of a corporation with a class of equity securities held of record by more than 500 persons, standing alone, be deemed Competition with the Company within the meaning of this paragraph 7.04.

7.05 For the purpose of any provision of this Agreement, the termination of the Executive's employment shall be deemed to have been for Cause only

      (a) if termination of his employment shall have been the result of an act or acts of dishonesty on the part of the Executive constituting a felony and resulting or intended to result directly or indirectly in gain or personal enrichment at the expense of the Company, or

      (b) if there has been a breach by the Executive during the Period of Employment of the provisions of paragraph 3.03 above, relating to the time to be devoted to the affairs of the Company, or of Section 9, relating to confidential information, and such breach results in demonstrably material injury to the Company, and with respect to any alleged breach of paragraph
3.03 hereof, the Executive shall have both failed to remedy such alleged breach within thirty days from his receipt of written notice by the Secretary of the Company pursuant to resolution duly adopted by the Board of Directors of the Company after notice to the Executive and an opportunity to be heard demanding that he remedy such alleged breach, and failed to take all reasonable steps to that end during such thirty-day period and thereafter; provided that there shall have been delivered to the Executive a certified copy of a resolution of the Board of Directors of the Company adopted by the affirmative vote of not less than three-fourths of the entire membership of the Board of Directors called and held for that purpose and at which the Executive was given an opportunity to be heard, finding that the Executive was guilty of conduct set forth in subparagraphs (a) or (b) above, specifying the particulars thereof in detail.

            Anything in this paragraph 7.05 or elsewhere in this Agreement to the contrary notwithstanding, the employment of the Executive shall in no event be considered to have been terminated by the Company for Cause if termination of his employment took place (i) as the result of bad judgment or negligence on the part of the Executive, or
(ii) as the result of an act or omission without intent of gaining therefrom directly or indirectly a profit to which the Executive was not legally entitled, or (iii) because of an act or omission believed by the Executive in good faith to have been in or not opposed to the interests of the Company, or
(iv) for any act or omission in respect of which a determination could properly be made that the Executive met the applicable standard of conduct prescribed for indemnification or reimbursement or payment of expenses under the Code of Regulations of the Company or the laws of the State of Ohio or the directors' and officers' liability insurance of the Company, in each case as in effect at the time of such act or omission, or (v) as the result of an act or omission which occurred more than twelve calendar months prior to the Executive's having been given notice of the termination of his employment for such act or omission unless the commission of such act or such omission could not at the time of such commission or omission have been known to a member of the Board of Directors of the Company (other than the Executive, if he is then a member of the Board of Directors), in which case more than twelve calendar months from the date that the commission of such act or such omission was or could reasonably have been so known, or (vi) as the result of a continuing course of action which commenced and was or could reasonably have been known to a member of the Board of Directors of the Company (other than the Executive) more than twelve calendar months prior to notice having been given to the Executive of the termination of his employment.

7.06 In the event that the Executive's employment shall be terminated by the Company during the Period of Employment and such termination is alleged to be for Cause, or the Executive's right to terminate his employment under paragraph 7.03(b) above shall be questioned by the Company, or the Company shall withhold payments or provision of benefits because the Executive is alleged to be engaged in Competition in breach of the provisions of paragraph 7.04 above or for any other reason, the Executive shall have the right, in addition to all other rights and remedies provided by law, at his election either to seek arbitration within the area within which the office of the Executive was located immediately prior to the Operative Date and intended to be described in Exhibit D to this Agreement under the rules of the American Arbitration Association by serving a notice to arbitrate upon the Company or to institute a judicial proceeding, in either case within ninety days after having received notice of termination of his employment or notice in any form that the termination of his employment under paragraph 7.03(b) is subject to question or that the Company is withholding or proposed to withhold payments or provision of benefits or within such longer period as may reasonably be necessary for the Executive to take action in the event that his illness or incapacity should preclude his taking such action within such ninety-day period.

7.07 Any provision above in this Section 7 to the contrary notwithstanding, if the Company should default on any obligation set forth in this Section 7 and shall have failed to remedy such default within thirty
(30) days after having received written notice of such default from the Executive or his beneficiaries, then, in that event:

      (a) any and all undischarged, future obligations of the Company under this Section 7 shall, at the sole option of the Executive or his beneficiaries, exercised in writing signed by the Executive or his beneficiaries, as the case may be, and delivered to the Company within ninety days after the expiration of such thirty-day period, become immediately due and payable in a lump sum discounted to present value using the "Federal short-term rate", "Federal mid-term rate" or "Federal long-term rate" that would apply at the time under section 1274(d) of the Internal Revenue Code of 1986 as amended (the "Code") to a debt instrument having a term equal to the period extending from the date such option is exercised in writing to the date or dates such future obligations of the Company would otherwise have become due and payable; and

      (b) in addition to, and not in substitution for, interest for any other period properly payable to the Executive as a result of such default, the Company agrees to pay pre-judgment interest on any such obligation in default, calculated at the "Federal short-term rate", "Federal mid-term rate" or "Federal long-term rate" that would apply at the time under section 1274(d) of the Code to a debt instrument having a term equal to the period extending from the date that the Company's obligation became due and payable hereunder to the date the Executive or his beneficiaries obtain a money judgment therefor (whether in litigation or arbitration).

                       8.  OBLIGATION TO MITIGATE DAMAGES

8.01 In the event of a Termination, as defined in paragraph 7.03 above, the Executive shall make reasonable efforts to mitigate damages by seeking other employment;

provided, however, that he shall not be required to accept a position of less dignity and importance or of substantially different character than the highest position theretofore held by him with the Company or a position that would call upon him to engage in competition within the meaning of paragraph 7.04(b) above, nor shall he be required to accept a position other than in a location reasonably convenient to his principal residence immediately prior to such Termination.

8.02 To the extent that the Executive shall receive compensation, benefits and service credit for benefits from other employment secured pursuant to the provisions of paragraph 8.01 above, the payments to be made and the benefits and service credit for benefits to be provided by the Company under the provisions of paragraph 7.02 above shall be correspondingly reduced. Such reduction shall, in the event of any question, be determined jointly by the firm of certified public accountants of the Company and the firm of certified public accountants selected by the Executive, in each case upon the advice of actuaries to the extent the certified public accountants consider necessary, and, in the event such accountants are unable to agree on a resolution of the question, such reduction shall be determined by an independent firm of certified public accountants selected jointly by both firms of accountants.

                          9.  CONFIDENTIAL INFORMATION

9.01 The Executive agrees not to disclose, either while in the Company's employ or at any time thereafter, to any person not employed by the Company, or not engaged to render services to the Company, any confidential information obtained by him while in the employ of the Company, including, without limitation, any of the Company's inventions, processes, methods of distribution, customers or trade secrets; provided, however, that this provision shall not preclude the Executive from use or disclosure of information known generally to the public or of information not considered confidential by persons engaged in the business conducted by the Company or from disclosure required by law or Court order.

9.02 The Executive also agrees that upon leaving the Company's employ, he will not take with him, without the prior written consent of an officer authorized to act in the matter by the Board of Directors of the Company, any drawing, blueprint, specification or other document of the Company, its subsidiaries, affiliates and divisions, which is of a confidential nature relating to the Company, its subsidiaries, affiliates and divisions, or without limitation, relating to its or their methods of distribution, or any description of any formulae or secret processes.

                            10.  SEVERANCE ALLOWANCE

            In the event that, following the date stated in Exhibit A attached to and made part of this Agreement, the employment of the Executive shall be terminated by the Company prior to his normal retirement date and such termination shall be for any reason other than for Cause, as defined in paragraph 7.05 above, the Company shall pay the Executive as a severance allowance a lump sum equal to the Minimum Total Monthly Compensation for the month prior to such termination of employment, multiplied by six.

                                11.  WITHHOLDING

            Anything to the contrary notwithstanding, all payments required to be made by the Company hereunder to the Executive or his estate or beneficiaries shall be subject to the withholding of such amounts, if any, relating to tax and other payroll deductions as the Company may reasonably determine it should withhold pursuant to any applicable law or regulation. In lieu of withholding such amounts, the Company may accept other provisions to the end that it has sufficient funds to pay all taxes required by law to be withheld in respect of any or all of such payments.

                                  12.  NOTICES

      (a) All notices, requests, demands and other communications provided for by this Agreement shall be in writing and shall be sufficiently given if and when mailed in the continental United States by registered or certified mail to, or personally delivered to the party entitled thereto at, (i) the address set forth below, unless the addressee shall have given notice of a different address by a similar notice, in which case (ii) the latest address given by the addressee by a similar notice (the Official Address):

          To the Company:           Attention:  Secretary
                                    17325 Euclid Avenue
                                    Cleveland, Ohio 44112

          To the Executive:         Mr. ____________________
                                    Parker-Hannifin Corporation
                                    17325 Euclid Avenue
                                    Cleveland, Ohio 44112

          With additional copy to:  Mr. ____________________
                                    ________________________
                                    ________________________

Any such notice, request, demand or other communication delivered in person shall be deemed to have been received on the date of delivery.

      (b) The Official Address of each party to this Agreement, as the same may be changed from time to time after the date of this Agreement pursuant to the provisions of subparagraph 12(a) above, shall be set forth in Exhibit F to this Agreement to the end that Exhibit F will reflect accurately the Official Address of each party hereto from time to time after the date of this Agreement, it being understood and agreed that if, as and when any party hereto shall change his Official Address after the date of this Agreement by giving the notice required by subparagraph 12(a) above, Exhibit F shall be deemed to be and shall be updated by the parties to reflect such change; provided, however, that Exhibit F is intended only as a memorandum for the convenience of the parties and shall be disregarded if and to the extent that, subsequent to the date of this Agreement, Exhibit F shall fail to reflect accurately the Official Address in accordance with the provisions of subparagraph 12(a) above because the parties shall have failed to update Exhibit F as contemplated hereby.

                             13.  GENERAL PROVISIONS

13.01 This Agreement is not intended to and shall not infer or imply any right on the part of the Executive to continue in the employ of the Company, or any subsidiary or affiliate of the Company, prior to a Change in Control of the Company, and is not intended in any way to limit the right of the Company to terminate the employment of the Executive, with or without assigning a reason therefor, at any time prior to a Change in Control of the Company. Nor is this Agreement intended to nor shall it infer or imply any obligation on the part of the Executive to continue in the employment of the Company, or any subsidiary or affiliate of the Company, prior to a Change in Control of the Company. Neither the Company nor the Executive shall incur any liability under this Agreement if the employment of the Executive shall be terminated by the Company or by the Executive prior to a Change in Control of the Company.

13.02 There shall be no right of set-off or counter-claim, in respect of any claim, debt or obligation, against any payments to the Executive, his dependents, beneficiaries or estate provided for in this Agreement.

13.03 The Company and the Executive recognize that each party will have no adequate remedy at law for breach by the other of any of the agreements contained herein and, in the event of any such breach, the Company and the Executive hereby agree and consent that the other shall be entitled to a decree of specific performance, mandamus or other appropriate remedy to enforce performance of such agreements.

13.04 No right or interest to or in any payments shall be assignable by the Executive; provided, however, that this provision shall not preclude him from designating one or more beneficiaries to receive any amount that may be payable after his death and shall not preclude the legal representative of his estate from assigning any right hereunder to the person or persons entitled thereto under his will or, in the case of intestacy, to the person or persons entitled thereto under the laws of intestacy applicable to his estate. The term "beneficiaries" as used in this Agreement shall mean a beneficiary or beneficiaries so designated to receive any such amount or, if no beneficiary has been so designated, the legal representative of the Executive's estate.

13.05 No right, benefit or interest hereunder, shall be subject to anticipation, alienation, sale, assignment, encumbrance, charge, pledge, hypothecation, or set-off in respect of any claim, debt or obligation, or to execution, attachment, levy or similar process, or assignment by operation of law. Any attempt, voluntary or involuntary, to effect any action specified in the immediately preceding sentence shall, to the full extent permitted by law, be null, void and of no effect.

13.06 In the event of the Executive's death or a judicial determination of his incompetence, reference in this Agreement to the Executive shall be deemed, where appropriate, to refer to his legal representative, or, where appropriate, to his beneficiary or beneficiaries.

13.07 If any event provided for in this Agreement is scheduled to take place on a legal holiday, such event shall take place on the next succeeding day that is not a legal holiday.

13.08 The titles to sections in this Agreement are intended solely for convenience and no provision of this Agreement is to be construed by reference to the title of any section.

13.09 This Agreement shall be binding upon and shall inure to the benefit of the Executive, his heirs and legal representatives, and the Company and its successors as provided in Section 16 hereof.

13.10 This instrument contains the entire agreement of the parties relating to the subject matter of this Agreement and supersedes and replaces all prior agreements and understandings with respect to such subject matter, and the parties hereto have made no agreements, representations or warranties relating to the subject matter of this Agreement which are not set forth herein.

                     14.  AMENDMENT OR MODIFICATION; WAIVER

            No provision of this Agreement may be amended, modified or waived unless such amendment, modification or waiver shall be authorized by the Board of Directors of the Company or any authorized committee of the Board of Directors and shall be agreed to in writing, signed by the Executive and by an officer of the Company thereunto duly authorized. Except as otherwise specifically provided in this Agreement, no waiver by either party hereto of any breach by the other party hereto of any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of a subsequent breach of such condition or provision or a waiver of a similar or dissimilar provision or condition at the same or at any prior or subsequent time.

                                15.  SEVERABILITY

            Anything in this Agreement to the contrary notwithstanding:

      (a) In the event that any provision of this Agreement, or portion thereof, shall be determined to be invalid or unenforceable for any reason, in whole or in part, the remaining provisions of this Agreement and parts of such provision not so invalid or unenforceable shall be unaffected thereby and shall remain in full force and effect to the fullest extent permitted by law.

      (b) Any provision of this Agreement, or portion thereof, which may be invalid or unenforceable in any jurisdiction shall be limited by construction thereof, to the end that such provision, or portion thereof, shall be valid and enforceable in such jurisdiction; and

      (c) Any provision of this Agreement, or portion thereof, which may for any reason be invalid or unenforceable in any jurisdiction shall remain in effect and be enforceable in any jurisdiction in which such provision, or portion thereof, shall be valid and enforceable.

                         16.  SUCCESSORS TO THE COMPANY

            Except as otherwise provided herein, this Agreement shall be binding upon and inure to the benefit of the Company and any successor of the Company, including, without limitation, any corporation or corporations acquiring directly or indirectly all or substantially all of the assets of the Company whether by merger, consolidation, sale or otherwise (and such successor shall thereafter be deemed "the Company" for the purposes of this Agreement), but shall not otherwise be assignable by the Company.

                             17.  CHANGE IN CONTROL

            For the purpose of this Agreement, the term "Change in Control of the Company" shall mean a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934 as in effect on the date of this Agreement; provided that, without limitation, such a change in control shall be deemed to have occurred if and when (a) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes a beneficial owner, directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities or (b) during any period of 24 consecutive months, commencing before or after the date of this Agreement, individuals who at the beginning of such twenty-four (24) month period were directors of the Company for whom the Executive shall have voted cease for any reason (other than death, disability or retirement pursuant to the Company's policy relating to retirement of directors, if any, in effect on the date of this Agreement) to constitute at least a majority of the Board of Directors of the Company.

                 18.  INTENTION RELATING TO RECENT LEGISLATION;
                           POSSIBLE FUTURE AMENDMENTS

18.01 The Company and the Executive intend that this Agreement shall be performed according to its terms hereinbefore set forth, and that such performance shall not give rise to or result in any payment or benefit being subject to the Excise tax imposed by Section 4999 of the Code or the related loss of deduction mandated by Section 280G(a) of the Code. Each and every provision of this Agreement shall be administered, interpreted and construed to carry out such intention.

18.02 The Company and the Executive recognize that the legislation which introduced Sections 280G(a) and 4999 of the Code was enacted very recently and that there are as yet no regulations or rulings under, or official interpretations of, any of these Code Sections. Accordingly, the Company and the Executive agree that, when Treasury Regulations are issued in proposed or final form under Section 280G or 4999 of the Code or relevant rulings or official interpretations are promulgated, they will at that time, or from time to time, review this Agreement and take such action, including executing amendments hereto, as the Company and the Executive may agree to be necessary or appropriate to carry out the aforesaid intention.

            IN WITNESS WHEREOF, the parties hereto have executed this Agreement as the day and year first above written.

[seal]

ATTEST:                                    PARKER-HANNIFIN CORPORATION


___________________________________        By__________________________
   Secretary                                   President


                                             __________________________

                                               The Executive

                             Exhibit (10)(d)* to Report
                               on Form 10-K for Fiscal
                              Year Ended June 30, 1994
                           by Parker-Hannifin Corporation



                         Form of Change in Control Agreement
                         entered into by the Registrant and
                          certain executive officers (1991)




              *Numbered in accordance with Item 601 of Regulation S-K.

                                A G R E E M E N T
                                     between
                           PARKER-HANNIFIN CORPORATION
                                       and
                               __________________
                             dated ___________, 1991

                                TABLE OF CONTENTS
Section                                                             Page

              Recitals                                                1
    1         Operation of Agreement                                  1
    2         Employment; Period of Employment                        2
    3         Position, Duties, Responsibilities                      3
    4         Compensation, Compensation Plans, Perquisites           5
    5         Employee Benefit Plans                                  8
    6         Effect of Death or Disability                          10
    7         Termination                                            11
              [Intentionally Left Blank]                             21
    9         Confidential Information                               21
   10         Severance Allowance                                    22
   11         Withholding                                            22
   12         Notices                                                22
   13         General Provisions                                     23
   14         Amendment or Modification; Waiver                      25
   15         Severability                                           26
   16         Successors to the Company                              26
   17         Change in Control                                      27

              Exhibits  (6)

              AGREEMENT between PARKER-HANNIFIN CORPORATION, an Ohio Corporation (the Company), and _____________________ (the Executive), dated the ______ day of ___________, 1991.

                                W I T N E S S E T H :
              WHEREAS:

              A. The Executive is a principal officer of the Company and an integral part of its management.

              B. The Company wishes to assure both itself and the Executive of continuity of management in the event of any actual or threatened change in control of the Company

              C. This agreement is not intended to alter materially the compensation and benefits that the Executive could reasonably expect in the absence of a change in control of the Company and, accordingly, this Agreement, though taking effect upon execution thereof, will be operative only upon a change in control of the Company, as that term is hereafter defined.

              NOW, THEREFORE, it is hereby agreed by and between the parties as follows:

     1.  OPERATION OF AGREEMENT

     This Agreement shall be effective immediately upon its execution by the parties hereto, but, anything in this Agreement to the contrary notwithstanding, neither this Agreement nor any provision thereof, except for this Section 1, Sections 14 through 17 inclusive, paragraph 13.01, paragraphs 13.07 through 13.10 inclusive, and provisions of subparagraphs 3.01 (a)(ii), 3.04(b) and 4.01(b) and of Section 12 providing for automatic updating of Exhibits B, D, E and F from time to time prior to the date this Agreement becomes operative, shall be operative unless and until there has been a Change in Control of the Company as defined in Section 17 below while the Executive is in the employ of the Company. Upon such a Change in Control of the Company, this Agreement and all provisions thereof shall become operative immediately.

     2.  EMPLOYMENT; PERIOD OF EMPLOYMENT

     2.01 The Company hereby agrees to continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company, for the period set forth in paragraph 2.02 below (the Period of Employment), in the position and with the duties and responsibilities set forth in Section 3 below, and upon the other terms and conditions hereinafter stated.

     2.02 The Period of Employment shall commence on the date this Agreement becomes operative pursuant to the provisions of Section 1 above (the Operative Date) and, subject only to the provisions of
Section 6 below, relating to death or Disability, shall continue until the close of business on the date stated in Exhibit A attached to and made part of this Agreement. In the event that the Executive shall continue in the full-time employment of the Company after the latter date, such continued employment shall be subject to the terms and conditions of this Agreement and the Period of Employment shall include the period during which the Executive in fact so continues in such employment.

     3.  POSITION, DUTIES, RESPONSIBILITIES

     3.01   (a)   (i)  It is contemplated that during the Period of
Employment the Executive shall continue to serve as a principal officer of the Company and as a member of its Board of Directors if serving as a member of its Board of Directors immediately prior to the Operative Date, with the office(s) and title(s), reporting responsibility, and duties and responsibilities of the Executive immediately prior to the Operative Date.

                 (ii)  The office(s), title(s), reporting
responsibility, duties and responsibilities of the Executive on the date of this Agreement, as the same may be changed from time to time prior to the Operative Date, shall be summarized in Exhibit B to this Agreement to the end that, if this Agreement becomes operative pursuant to the provisions of Section 1 above, Exhibit B will reflect accurately the office(s), title(s), reporting responsibility, duties and responsibilities of the Executive immediately prior to the Operative Date, it being understood and agreed that if, as and when the office(s), title(s), reporting responsibility, duties or responsibilities of the Executive shall be changed prior to the Operative Date, Exhibit B shall be deemed to be and shall be updated by the parties to reflect such change; provided, however, that Exhibit B is intended only as a memorandum for the convenience of the parties and shall be disregarded if and to the extent that, on the Operative Date, Exhibit B shall fail to reflect accurately the office(s), title(s), reporting responsibility, duties or responsibilities of the Executive immediately prior to the Operative Date because the parties shall have failed to update Exhibit B as contemplated hereby.

            (b) At all times during the Period of Employment, the Executive shall hold a position of responsibility and importance and a position of scope, with the functions, duties and responsibilities attached thereto, at least equal in responsibility and importance and in scope to and commensurate with his position described in general terms in subparagraph 3.01(a) above and intended to be summarized in Exhibit B to this Agreement.

     3.02 During the Period of Employment the Executive shall also serve and continue to serve, if and when elected and reelected, as an officer or director, or both, of any subsidiary, division or affiliate of the Company.

     3.03 Throughout the Period of Employment the Executive shall devote his full time and undivided attention during normal business hours to the business and affairs of the Company, except for reasonable vacations and except for illness or incapacity, but nothing in this Agreement shall preclude the Executive from devoting reasonable periods required for serving as a director or member of a committee of any organization involving no conflict of interest with the interests of the Company, from engaging in charitable and community activities, and from managing his personal investments, provided that such activities do not materially interfere with the regular performance of his duties and responsibilities under this Agreement.

     3.04 (a) The office of the Executive shall be located at the principal offices of the Company within the area within which the office of the Executive is located immediately prior to the Operative Date, and the Executive shall not be required to locate his office elsewhere without his prior written consent, nor shall he be required to be absent therefrom on travel status or otherwise more than the total number of working days in any calendar year stated in Exhibit C attached to and made part of this Agreement nor more than the number of consecutive days at any one time stated in such Exhibit C.

            (b) The area within which the office of the Executive is located on the date of this Agreement, as the same may be changed from time to time prior to the Operative Date, shall be described in Exhibit D to this Agreement to the end that, if this Agreement becomes operative pursuant to the provisions of Section 1 above, Exhibit D will reflect accurately the area within which the office of the Executive was located immediately prior to the Operative Date, it being understood and agreed that if, as and when the area within which the office of the Executive is located shall be changed prior to the Operative Date, Exhibit D shall be deemed to be and shall be updated by the parties to reflect such change; provided, however, that Exhibit D is intended only as a memorandum for the convenience of the parties and shall be disregarded if and to the extent that, on the Operative Date, Exhibit D shall fail to reflect accurately the area within which the office of the Executive was located immediately prior to the Operative Date because the parties shall have failed to update Exhibit D as contemplated hereby.

     4.  COMPENSATION, COMPENSATION PLANS, PERQUISITES

     4.01 (a) For all services rendered by the Executive in any capacity during the Period of Employment, including, without limitation, services as an executive, officer, director or member of any committee of the Company or of any subsidiary, division or affiliate thereof, the Executive shall be paid as compensation:

                  (i) A base salary, payable not less often than monthly, at a monthly rate (before reduction for any deduction including, without limitation, any deduction for withholding of income taxes or F.I.C.A. taxes and any deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986 as amended (the "Code") at least equal to the monthly rate (before reduction for any such deduction) of salary which was payable to the Executive immediately prior to the Operative Date, with increases in such rate after the Operative Date in accordance with the Company's regular administrative practices, relating to salary increases applicable to executives of the Company, in effect immediately prior to the Operative Date (the Minimum Base Salary), and

                 (ii) An executive performance award or bonus under the Company's Executive Compensation Plan, or such equivalent successor plan as may be adopted by the Company, upon a basis that will render an executive performance award or bonus for each calendar month which is within the calendar year to which such executive performance award or bonus relates, and within the Period of Employment or within the calendar year in which the Period of Employment commences, equal to no less than the highest executive performance award or bonus awarded by the Company to the Executive (whether on a current or deferred payment basis) prior to the Operative Date, divided by twelve (the Minimum Monthly Bonus), so that total compensation for any such calendar month (the Minimum Total Monthly Compensation) shall consist of the Minimum Base Salary for such month provided for in clause (i) if this subparagraph 4.01(a), plus the Minimum Monthly Bonus for such month provided for in clause (ii) of this subparagraph 4.01(a).

            (b) The Minimum Total Monthly Compensation that is applicable from time to time after the date of this Agreement pursuant to the provisions of subparagraph 4.01(a) above, or that would be applicable if this Agreement were operative at such time, shall be set forth in Exhibit E to this Agreement, the intent of this subparagraph 4.01(b) being that such Exhibit E shall be deemed to be and shall be updated from time to time after the date of this Agreement, whether or not this Agreement shall then be operative, to reflect the Minimum Total Monthly Compensation that applies at the time, or that would apply at the time if this Agreement were then operative, provided, however, that such Exhibit E is intended only as a memorandum for the convenience of the parties hereto and, in the event that there is at any time any conflict, disparity or discrepancy between the Minimum Total Monthly Compensation provided by subparagraph 4.01(a) above and the amount then set forth in Exhibit E hereto, the provisions of subparagraph 4.01(a) shall in all events control.

            (c) Subject to the provisions of subparagraph 4.01(a) above relating to the Minimum Total Monthly Compensation, nothing in this Agreement shall preclude a change in the mix between the Minimum Base Salary and Minimum Monthly Bonus of the Executive by increasing the Minimum Base Salary of the Executive.

            (d) Any increase in salary pursuant to clause (i) of subparagraph 4.01(a) or in bonus or other compensation shall in no way diminish any other obligation of the Company under this Agreement.

     4.02 (a) During the Period of Employment the Executive shall be and continue to be a full participant in the Company's Executive Compensation Plan, Deferred Compensation Plan, any Employees Stock Option Plan, including its 1977 Stock Option Plan and 1977 Stock Appreciation Rights Plan and 1982 Employees Stock Option Plan, or equivalent successor plans that may be adopted by the Company, with at least the same reward opportunities as shall have been provided immediately prior to the Operative Date. Nothing in this Agreement shall preclude improvement of reward opportunities in such plans or other plans in accordance with the practice of the Company immediately prior to the Operative Date.

            (b) Any provision of the Company's Executive Compensation Plan (or any successor plan) to the contrary notwithstanding, any executive performance award or bonus awarded to the Executive during the Period of Employment (whether for services rendered during or prior to the Period of Employment) shall, unless the Executive shall have approved otherwise in writing, be paid wholly in cash as soon as practicable after the awards are made.

     4.03 During the Period of Employment, the Executive shall be entitled to perquisites, including, without limitation, an office, secretarial and clerical staff, and to fringe benefits, including, without limitation, the business and personal use of an automobile and payment or reimbursement of club dues, in each case at least equal to those attached to his office immediately prior to the Operative Date, as well as to reimbursement, upon proper accounting, of reasonable expenses and disbursements incurred by him in the course of his duties.

     5.  EMPLOYEE BENEFIT PLANS

     5.01 The compensation provided for in Section 4 above, together with other matters therein set forth, is in addition to the benefits provided for in this Section 5.

     5.02 In the event that the Executive shall not have been designated a Participant in the Supplemental Executive Retirement
Benefits Program of the Company prior to the Operative Date, the Executive shall be and hereby is designated, on and as of the Operative Date, a Participant in that Program as in effect immediately prior to the Operative Date.

     5.03 The Executive, his dependents and beneficiaries shall be entitled to all payments and benefits and service credit for benefits during the Period of Employment to which officers of the Company, their dependents and beneficiaries are entitled as the result of the employment of such officers during the Period of Employment under the terms of employee plans and practices of the Company, including, without limitation, the Company's retirement program (consisting of its Retirement Plan for Salaried Employees, its Excess Benefits Plan, if any, and its Supplemental Executive Retirement Benefits Program) the Company's stock purchase and savings, thrift and investment plans, if any, its Group Life Insurance Plan, its accidental death and dismemberment insurance, disability, medical, dental and health and welfare plans and other present or equivalent successor plans and practices of the Company, its subsidiaries and divisions, for which officers, their dependents and beneficiaries are eligible, and to all payments or other benefits under any such plan or practice after the Period of Employment as a result of participation in such plan or practice during the Period of Employment.

     5.04 Nothing in this Agreement shall preclude the Company from amending or terminating any employee benefit plan or practice, but, it being the intent of the parties that the Executive shall continue to be entitled during the Period of Employment to perquisites as set forth in paragraph 4.03 above and to benefits and service credit for benefits under paragraph 5.03 above at least equal to those attached to his position immediately prior to the Operative Date, nothing in this Agreement shall operate as, or be construed to reduce or authorize, a reduction without the Executive's written consent in the level of such perquisites, benefits or service credit for benefits; in the event of any such reduction, by amendment or termination of any plan or practice or otherwise, the Executive, his dependents and beneficiaries shall continue to be entitled to perquisites, benefits and service credit for benefits at least equal to the perquisites and to benefits and service credit for benefits under such plans or practices that he or his dependents and beneficiaries would have received if such reduction had not taken place.

     6.  EFFECT OF DEATH OR DISABILITY

     6.01 In the event of the death of the Executive during the Period of Employment, the legal representative of the Executive shall be entitled to the Minimum Total Monthly Compensation for the month in which death shall have occurred, and the Period of Employment shall be deemed to have ended as of the close of business on the last day of such month but without prejudice to any payments due in respect of the Executive's death.

     6.02 (a) The term "Disability", as used in this Agreement, shall mean an illness or accident which prevents the Executive from performing his duties under this Agreement for a period of six consecutive months. The Period of Employment shall be deemed to have ended as of the close of business on the last day of such six month period but without prejudice to any payments due the Executive in respect of disability.

            (b) In the event of the Disability of the Executive during the Period of Employment, the Executive shall be paid an amount, equal to the Minimum Total Monthly Compensation for the month in which such Disability commenced, at the end of each month during the period of such Disability but not in excess of six months.

            (c)  The amount of any payments due under this paragraph
6.02 shall be reduced by any payments to which the Executive may be entitled for the same period because of disability under any disability or pension plan of the Company or of any subsidiary or affiliate thereof.

     7.  TERMINATION

     7.01 In the event of a Termination, as defined in paragraph 7.03 below, during the Period of Employment, the provisions of this Section 7 shall apply.

     7.02 In the event of a Termination and subject to compliance by the Executive with the provisions of paragraph 7.04 below, relating to Competition, and of Section 9 below, relating to confidential information, the Company shall, as liquidated damages, pay to the Executive and provide him, his dependents, beneficiaries and estate with the following:

            (a) The Company shall pay the Executive an amount equal to the Minimum Total Monthly Compensation that would have been paid to the Executive for the month in which Termination occurred had such Termination not occurred,

                  (i) at the end of the month in which Termination occurred, and

                 (ii) at the end of each month thereafter during the remainder of the Period of Employment, provided, however, that in no event shall the Company be required to pay such an amount after the month in which the death of the Executive shall have occurred or after the twelfth month following the occurrence of an illness or accident which would constitute a "Disability" under subparagraph 6.02(b) above in the absence of such Termination.

            (b) During the period that the payments provided for in subparagraph (a) of this paragraph 7.02 are required to be made, the Executive, his dependents, beneficiaries and estate, shall continue to be entitled to all benefits and service credit for benefits under employee benefit plans of the Company as if still employed during such period under this Agreement and, if and to the extent that such benefits or service credit for benefits shall not be payable or provided under any such plans to the Executive, his dependents, beneficiaries and estate, by reason of his no longer being an employee of the Company as the result of Termination, the Company shall itself pay or provide for payment of such benefits and service credit for benefits to the Executive, his dependents, beneficiaries and estate.

            (c) The period in which the payments provided for in subparagraph (a) of this paragraph 7.02 are required to be made shall be considered service with the Company for the purpose (i) of continued credits under the Company's retirement program (consisting of its Retirement Plan for Salaried Employees, its Excess Benefits Plan, if any, and its Supplemental Executive Retirement Benefits Program) as each such plan or program was in effect immediately prior to Termination (but without giving effect to any reduction of benefits thereunder as the result of amendment or termination of any such Plan or Program during the Period of Employment) and (ii) of all other benefit plans of the Company as in effect immediately prior to Termination.

            (d) In the event that the Executive shall at the time of Termination hold an outstanding and unexercised (whether or not exercisable at the time) non-statutory stock option or options theretofore granted by the Company, the Company shall, in addition to the amounts provided for in subparagraphs 7.02(a) and 7.02(b), pay to the Executive in a lump sum an amount equal to the excess above the option price under each such non-statutory stock option of the Fair Market Value at the time of Termination of the shares subject to each such non-statutory stock option. Solely for the purpose of this subparagraph (d), Fair Market Value at the time of Termination shall be deemed to mean the higher of (i) the average of the reported closing prices of the Common Shares of the Company, as reported on the New York Stock Exchange-Composite Transactions, on the last trading day prior to the Termination and on the last trading day of each of the two preceding thirty day periods, and (ii) in the event that a Change in Control, as defined in Section 17 below, prior to Termination shall have taken place as the result of a tender or exchange offer and such Change in Control was consummated within twelve months of Termination, the highest consideration paid for Common Shares of the Company in the course of such tender or exchange offer. Upon receiving the payment from the Company called for by clause (i) of subparagraph (a) of this paragraph 7.02, the Executive shall execute and deliver to the Company a general release in favor of the Company, its successors and assigns, in respect of any and all matters, including, without limitation, any and all rights under any outstanding and unexercisable non-statutory stock options at the time of Termination, except for the payments and obligations required to be made or assumed by the Company under this Agreement which at the time had not yet been made or assumed by the Company and except for such other valid obligations of the Company as shall be set forth in such release.

            (e) If as a result of a termination of employment pursuant to the provisions of paragraph 7.03(b) the Executive (or anyone claiming under or through him) loses any part or all of the benefits he would have received as a Participant in the Supplemental Executive Retirement Benefits Program of the Company as in effect immediately prior to the Operative Date, the Company will provide him with a substantially equivalent benefit.

     7.03 The word "Termination", for the purpose of this Section 7 and any other provision of this Agreement, shall mean:

            (a) Termination by the Company of the employment of the Executive by the Company and its subsidiaries for any reason other than for Cause as defined in paragraph 7.05 below or for Disability as defined in subparagraph 6.02(a) above; or

            (b) Termination by the Executive of his employment by the Company and its subsidiaries upon the occurrence of any of the following events:

                  (i) Failure to elect or reelect the Executive to the Board of Directors of the Company, if the Executive shall have been a member of the Board of Directors immediately prior to the Operative Date, or failure to elect or reelect the Executive to, or removal of the Executive from, any of the office(s) described in paragraph 3.01(a)(i) above and intended to be summarized in Exhibit B to this Agreement.

                 (ii) A significant change in the nature or scope of the authorities, powers, functions or duties attached to the position described in paragraph 3.01(a)(i) above and intended to be summarized in Exhibit B to this Agreement, or a reduction in compensation, which is not remedied within 30 days after receipt by the Company of written notice from the Executive.

                (iii) A determination by the Executive made in good faith that as a result of a Change in Control of the Company, as defined in Section 17 below, and a change in circumstances on or after the Operative Date significantly affecting his position, he is unable to carry out the authorities, powers, functions or duties attached to his position and contemplated by Section 3 of this Agreement and the situation is not remedied within 30 days after receipt by the Company of written notice from the Executive of such determination.

                 (iv) A breach by the Company of any provision of this Agreement not embraced within the foregoing clauses (i), (ii) and (iii) of this subparagraph 7.03(b) which is not remedied within 30 days after receipt by the Company of written notice from the Executive.

                  (v) The liquidation, dissolution, consolidation or merger of the Company or transfer of all or a significant portion of its assets unless a successor or successors (by merger, consolidation or otherwise) to which all or a significant portion of its assets have been transferred shall have assumed all duties and obligations of the Company under this Agreement; provided that in any event set forth in this subparagraph 7.03(b) above, the Executive shall have elected to terminate his employment under this Agreement upon not less than forty and not more than ninety days' advance written notice to the Board of Directors of the Company, Attention of the Secretary, given, except in the case of a continuing breach, within three calendar months after (A) failure to be so elected or reelected, or removal, (B) expiration of the thirty-day cure period with respect to such event, or (C) the closing date of such liquidation, dissolution, consolidation, merger or transfer of assets, as the case may be. An election by the Executive to terminate his employment given under the provisions of this paragraph 7.03 shall not be deemed a voluntary termination of employment by the Executive for the purpose of this Agreement or any plan or practice of the Company.

     7.04 (a) There shall be no obligation on the part of the Company to make any further payments provided for in paragraph 7.02 above or to provide any further benefits specified in such paragraph 7.02 if the Executive shall, during the period that such payments are being made or benefits provided, engage in Competition with the Company as hereinafter defined, provided all of the following shall have taken place:

                  (i) the Secretary of the Company, pursuant to resolution of the Board of Directors of the Company, shall have given written notice to the Executive that, in the opinion of the Board of Directors, the Executive is engaged in such Competition, specifying the details;

                 (ii) the Executive shall have been given a reasonable opportunity to appear before the Board of Directors prior to the determination of the Board evidenced by such resolution; and

                (iii) the Executive shall neither have ceased to engage in such Competition within thirty days from his receipt of such notice nor diligently taken all reasonable steps to that end during such thirty-day period and thereafter.

            (b)  The word "Competition" for purposes of this paragraph
7.04 and any other
provision of this Agreement shall mean taking a management position with, or control of, a business engaged in the manufacture, processing, purchase of distribution of products which constituted 15% or more of the sales of the Company and its subsidiaries and divisions during the last fiscal year of the Company preceding the termination of the Executive's employment (or during any fiscal year of the Company during the Period of Employment); provided, however, that in no event shall ownership of less than 5% of the outstanding capital stock entitled to vote for the election of directors of a corporation with a class of equity securities held of record by more than 500 persons, standing alone, be deemed Competition with the Company within the meaning of this paragraph 7.04.

     7.05 For the purpose of any provision of this Agreement, the termination of the Executive's employment shall be deemed to have been for Cause only:

            (a) if termination of his employment shall have been the result of an act or acts of dishonesty on the part of the Executive constituting a felony and resulting or intended to result directly or indirectly in gain or personal enrichment at the expense of the Company, or
            (b) if there has been a breach by the Executive during the Period of Employment of the provisions of paragraph 3.03 above, relating to the time to be devoted to the affairs of the Company, or of Section 9, relating to confidential information, and such breach results in demonstrably material injury to the Company, and with respect to any alleged breach of paragraph 3.03 hereof, the Executive shall have both failed to remedy such alleged breach within thirty days from his receipt of written notice by the Secretary of the Company pursuant to resolution duly adopted by the Board of Directors of the Company after notice to the Executive and an opportunity to be heard demanding that he remedy such alleged breach, and failed to take all reasonable steps to that end during such thirty-day period and thereafter; provided that there shall have been delivered to the Executive a certified copy of a resolution of the Board of Directors of the Company adopted by the affirmative vote of not less than three-fourths of the entire membership of the Board of Directors called and held for that purpose and at which the Executive was given an opportunity to be heard, finding that the Executive was guilty of conduct set forth in subparagraphs (a) or (b) above, specifying the particulars thereof in detail.

     Anything in this paragraph 7.05 or elsewhere in this Agreement to the contrary notwithstanding, the employment of the Executive shall in no event be considered to have been terminated by the Company for Cause if termination of his employment took place (i) as the result of bad judgment or negligence on the part of the Executive, or (ii) as the result of an act or omission without intent of gaining therefrom directly or indirectly a profit to which the Executive was not legally entitled, or (iii) because of an act or omission believed by the Executive in good faith to have been in or not opposed to the interests of the Company, or (iv) for any act or omission in respect of which a determination could properly be made that the Executive met the applicable standard of conduct prescribed for indemnification or reimbursement or payment of expenses under the Code of Regulations of the Company or the laws of the State of Ohio or the directors' and officers' liability insurance of the Company, in each case as in effect at the time of such act or omission, or (v) as the result of an act or omission which occurred more than twelve calendar months prior to the Executive's having been given notice of the termination of his employment for such act or omission unless the commission of such act or such omission could not at the time of such commission or omission have been known to a member of the Board of Directors of the Company (other than the Executive, if he is then a member of the Board of Directors), in which case more than twelve calendar months from the date that the commission of such act or such omission was or could reasonably have been so known, or (vi) as the result of a continuing course of action which commenced and was or could reasonably have been known to a member of the Board of Directors of the Company (other than the Executive) more than twelve calendar months prior to notice having been given to the Executive of the termination of his employment.

     7.06 In the event that the Executive's employment shall be terminated by the Company during the Period of Employment and such termination is alleged to be for Cause, or the Executive's right to terminate his employment under paragraph 7.03(b) above shall be questioned by the Company, or the Company shall withhold payments or provision of benefits because the Executive is alleged to be engaged in Competition in breach of the provisions of paragraph 7.04 above or for any other reason, the Executive shall have the right, in addition to all other rights and remedies provided by law, at his election either to seek arbitration within the area within which the office of the Executive was located immediately prior to the Operative Date and intended to be described in Exhibit D to this Agreement under the rules of the American Arbitration Association by serving a notice to arbitrate upon the Company or to institute a judicial proceeding, in either case within ninety days after having received notice of termination of his employment or notice in any form that the termination of his employment under paragraph 7.03(b) is subject to question or that the Company is withholding or proposed to withhold payments or provision of benefits or within such longer period as may reasonably be necessary for the Executive to take action in the event that his illness or incapacity should preclude his taking such action within such ninety-day period.

     7.07 Any provision above in this Section 7 to the contrary notwithstanding, if the Company should default on any obligation set forth in this Section 7 and shall have failed to remedy such default within thirty (30) days after having received written notice of such default from the Executive or his beneficiaries, then, in that event:

            (a) any and all undischarged, future obligations of the Company under this Section 7 shall, at the sole option of the Executive or his beneficiaries, exercised in writing signed by the Executive or his beneficiaries, as the case may be, and delivered to the Company within ninety (90) days after the expiration of such thirty-day period, become immediately due and payable in a lump sum discounted to present value using the "Federal short-term rate," "Federal mid-term rate" or "Federal long-term rate" that would apply at the time under section 1274(d) of the Code to a debt instrument having a term equal to the period extending from the date such option is exercised in writing to the date or dates such future obligations of the Company would otherwise have become due and payable; and

            (b) in addition to, and not in substitution for, interest for any other period properly payable to the Executive as a result of such default, the Company agrees to pay pre-judgment interest on any such obligation in default, calculated at the "Federal short-term rate," "Federal mid-term rate" or "Federal long-term rate" that would apply at the time under section 1274(d) of the Code to a debt instrument having a term equal to the period extending from the date that the Company's obligation became due and payable hereunder to the date the Executive or his beneficiaries obtain a money judgment therefor (whether in litigation or arbitration).

     8.  [INTENTIONALLY LEFT BLANK]

     9.  CONFIDENTIAL INFORMATION

     9.01 The Executive agrees not to disclose, either while in the Company's employ or at any time thereafter, to any person not employed by the Company, or not engaged to render services to the Company, any confidential information obtained by him while in the employ of the Company, including, without limitation, any of the Company's inventions, processes, methods of distribution, customers or trade secrets; provided, however, that this provision shall not preclude the Executive from use or disclosure of information known generally to the public or of information not considered confidential by persons engaged in the business conducted by the Company or from disclosure required by law or Court order.

     9.02 The Executive also agrees that upon leaving the Company's employ, he will not take with him, without the prior written consent of an officer authorized to act in the matter by the Board of Directors of the Company, any drawing, blueprint, specification or other document of the Company, its subsidiaries, affiliates and divisions, which is of a confidential nature relating to the Company, its subsidiaries, affiliates and divisions, or without limitation, relating to its or their methods of distribution, or any description of any formulae or secret processes.

    10.  SEVERANCE ALLOWANCE

     In the event that, following the date stated in Exhibit A attached to and made part of this Agreement, the employment of the Executive shall be terminated by the Company prior to his normal retirement date and such termination shall be for any reason other than for Cause, as defined in paragraph 7.05 above, the Company shall pay the Executive as a severance allowance a lump sum equal to the Minimum Total Monthly Compensation for the month prior to such termination of employment, multiplied by six.

    11.  WITHHOLDING

     Anything to the contrary notwithstanding, all payments required to be made by the Company hereunder to the Executive or his estate or beneficiaries shall be subject to the withholding of such amounts, if any, relating to tax and other payroll deductions as the Company may reasonably determine it should withhold pursuant to any applicable law or regulation. In lieu of withholding such amounts, the Company may accept other provisions to the end that it has sufficient funds to pay all taxes required by law to be withheld in respect of any or all of such payments.

     12.  NOTICES

            (a) All notices, requests, demands and other communications provided for by this Agreement shall be in writing and shall be sufficiently given if and when mailed in the continental United States by registered or certified mail to, or personally delivered to the party entitled thereto at, (i) the address set forth below, unless the addressee shall have given notice of a different address by a similar notice, in which case (ii) the latest address given by the addressee by a similar notice (the Official Address):

              To the Company:              Attention:  Secretary
                                           _____________________
                                           17325 Euclid Avenue
                                           Cleveland, Ohio 44112

              To the Executive:            Mr. _______________________
                                           Parker-Hannifin Corporation
                                           17325 Euclid Avenue
                                           Cleveland, Ohio 44112

              With additional copy to:     Mr. _______________________
                                           ___________________________
                                           ___________________________


Any such notice, request, demand or other communication delivered in person shall be deemed to have been received on the date of delivery.

            (b) The Official Address of each party to this Agreement, as the same may be changed from time to time after the date of this Agreement pursuant to the provisions of subparagraph 12(a) above, shall be set forth in Exhibit F to this Agreement to the end that Exhibit F will reflect accurately the Official Address of each party hereto from time to time after the date of this Agreement, it being understood and agreed that if, as and when any party hereto shall change his Official Address after the date of this Agreement by giving the notice required by subparagraph 12(a) above, Exhibit F shall be deemed to be and shall be updated by the parties to reflect such change; provided, however, that Exhibit F is intended only as a memorandum for the convenience of the parties and shall be disregarded if and to the extent that, subsequent to the date of this Agreement, Exhibit F shall fail to reflect accurately the Official Address in accordance with the provisions of subparagraph 12(a) above because the parties shall have failed to update Exhibit F as contemplated hereby.

    13.  GENERAL PROVISIONS

    13.01 This Agreement is not intended to and shall not infer or imply any right on the part of the Executive to continue in the employ of the Company, or any subsidiary or affiliate of the Company, prior to a Change in Control of the Company, and is not intended in any way to limit the right of the Company to terminate the employment of the Executive, with or without assigning a reason therefor, at any time prior to a Change in Control of the

Company. Nor is this Agreement intended to nor shall it infer or imply any obligation on the part of the Executive to continue in the employment of the Company, or any subsidiary or affiliate of the Company, prior to a Change in Control of the Company. Neither the Company nor the Executive shall incur any liability under this Agreement if the employment of the Executive shall be terminated by the Company or by the Executive prior to a Change in Control of the Company.

    13.02 There shall be no right of set-off or counter-claim, in respect of any claim, debt or obligation, against any payments to the Executive, his dependents, beneficiaries or estate provided for in this Agreement.

    13.03 The Company and the Executive recognize that each party will have no adequate remedy at law for breach by the other of any of the agreements contained herein and, in the event of any such breach, the Company and the Executive hereby agree and consent that the other shall be entitled to a decree of specific performance, mandamus or other appropriate remedy to enforce performance of such agreements.

    13.04 No right or interest to or in any payments shall be assignable by the Executive; provided, however, that this provision shall not preclude him from designating one or more beneficiaries to receive any amount that may be payable after his death and shall not preclude the legal representative of his estate from assigning any right hereunder to the person or persons entitled thereto under his will or, in the case of intestacy, to the person or persons entitled thereto under the laws of intestacy applicable to his estate. The term "beneficiaries" as used in this Agreement shall mean a beneficiary or beneficiaries so designated to receive any such amount or, if no beneficiary has been so designated, the legal representative of the Executive's estate.

    13.05 No right, benefit or interest hereunder, shall be subject to anticipation, alienation, sale, assignment, encumbrance, charge, pledge, hypothecation, or set-off in respect of any claim, debt or obligation, or to execution, attachment, levy or similar process, or assignment by operation of law. Any attempt, voluntary or involuntary, to effect any action specified in the immediately preceding sentence shall, to the full extent permitted by law, be null, void and of no effect.

    13.06 In the event of the Executive's death or a judicial determination of his incompetence, reference in this Agreement to the Executive shall be deemed, where appropriate, to refer to his legal representative or, where appropriate, to his beneficiary or beneficiaries.

    13.07 If any event provided for in this Agreement is scheduled to take place on a legal holiday, such event shall take place on the next succeeding day that is not a legal holiday.

    13.08 The titles to sections in this Agreement are intended solely for convenience and no provision of this Agreement is to be construed by reference to the title of any section.

    13.09 This Agreement shall be binding upon and shall inure to the benefit of the Executive, his heirs and legal representatives, and the Company and its successors as provided in Section 16 hereof.

    13.10 This instrument contains the entire agreement of the parties relating to the subject matter of this Agreement and supersedes and replaces all prior agreements and understandings with respect to such subject matter, and the parties hereto have made no agreements, representations or warranties relating to the subject matter of this Agreement which are not set forth herein.

    14.  AMENDMENT OR MODIFICATION; WAIVER

     No provision of this Agreement may be amended, modified or waived unless such amendment, modification or waiver shall be authorized by the Board of Directors of the Company or any authorized committee of the Board of Directors and shall be agreed to in writing, signed by the Executive and by an officer of the Company thereunto duly authorized. Except as otherwise specifically provided in this Agreement, no waiver by either party hereto of any breach by the other party hereto of any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of a subsequent breach of such condition or provision or a waiver of a similar or dissimilar provision or condition at the same or at any prior or subsequent time.

    15.  SEVERABILITY

     Anything in this Agreement to the contrary notwithstanding:

            (a) In the event that any provision of this Agreement, or portion thereof, shall be determined to be invalid or unenforceable for any reason, in whole or in part, the remaining provisions of this Agreement and parts of such provision not so invalid or unenforceable shall be unaffected thereby and shall remain in full force and effect to the fullest extent permitted by law.

            (b) Any provision of this Agreement, or portion thereof, which may be invalid or unenforceable in any jurisdiction shall be limited by construction thereof, to the end that such provision, or portion thereof, shall be valid and enforceable in such jurisdiction; and

            (c) Any provision of this Agreement, or portion thereof, which may for any reason be invalid or unenforceable in any jurisdiction shall remain in effect and be enforceable in any jurisdiction in which such provision, or portion thereof, shall be valid and enforceable.

    16.  SUCCESSORS TO THE COMPANY

     Except as otherwise provided herein, this Agreement shall be binding upon and inure to the benefit of the Company and any successor of the Company, including, without limitation, any corporation or corporations acquiring directly or indirectly all or substantially all of the assets of the Company whether by merger, consolidation, sale or otherwise (and such successor shall thereafter be deemed "the Company" for the purposes of this Agreement), but shall not otherwise be assignable by the Company.

    17.  CHANGE IN CONTROL

     For the purpose of this Agreement, the term "Change in Control of the Company" shall mean a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934 as in effect on the date of this Agreement; provided that, without limitation, such a change in control shall be deemed to have occurred if and when (a) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes a beneficial owner, directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities or (b) during any period of 24 consecutive months, commencing before or after the date of this Agreement, individuals who at the beginning of such twenty-four month period were directors of the Company for whom the Executive shall have voted cease for any reason (other than death, disability or retirement pursuant to the Company's policy relating to retirement of directors, if any, in effect on the date of this Agreement) to constitute at least a majority of the Board of Directors of the Company.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as the day and year first above written.


[seal]

ATTEST:                                           PARKER-HANNIFIN CORPORATION,
                                                  an Ohio corporation


________________________________                  By:___________________




                                                  THE EXECUTIVE



                                                  ______________________

                             Exhibit (10)(e)* to Report
                               on Form 10-K for Fiscal
                              Year Ended June 30, 1994
                           by Parker-Hannifin Corporation




                         Form of Change in Control Agreement
                         entered into by the Registrant and
                          certain executive officers (1994)




              *Numbered in accordance with Item 601 of Regulation S-K.

                           A G R E E M E N T
                                between
                      PARKER-HANNIFIN CORPORATION
                                  and
                          __________________
                       dated ____________, 1994

                           TABLE OF CONTENTS

Section                                                             Page

              Recitals                                                1
    1         Operation of Agreement                                  1
    2         Employment; Period of Employment                        2
    3         Position, Duties, Responsibilities                      3
    4         Compensation, Compensation Plans, Perquisites           5
    5         Employee Benefit Plans                                  8
    6         Effect of Death or Disability                          10
    7         Termination                                            11
    8         Obligation to Mitigate Damages                         21
    9         Confidential Information                               22
   10         Severance Allowance                                    23
   11         Withholding                                            23
   12         Notices                                                24
   13         General Provisions                                     25
   14         Amendment or Modification, Waiver                      27
   15         Severability                                           27
   16         Successors to the Company                              28
   17         Change in Control                                      28
   18         Intention Relating to Recent Legislation,              29
              Possible Future Amendments
              Exhibits  (A, B, C, D, E, and F)

            AGREEMENT between PARKER-HANNIFIN CORPORATION, an Ohio Corporation (the Company), and ___________________ (the Executive), dated the ____ day of _____________, 1994.
                              W I T N E S S E T H :
            WHEREAS:

            A. The Executive is a principal officer of the Company and an integral part of its management.

            B. The Company wishes to assure both itself and the Executive of continuity of management in the event of any actual or threatened change in control of the Company.

            C. This agreement is not intended to alter materially the compensation and benefits that the Executive could reasonably expect in the absence of a change in control of the Company and, accordingly, this Agreement, though taking effect upon execution thereof, will be operative only upon a change in control of the Company, as that term is hereafter defined.

            NOW, THEREFORE, it is hereby agreed by and between the parties as follows:

     1.  OPERATION OF AGREEMENT

     This Agreement shall be effective immediately upon its execution by the parties hereto, but, anything in this Agreement to the contrary notwithstanding, neither this Agreement nor any provision thereof, except for this Section 1, Sections 14 through 18 inclusive, paragraph 13.01, paragraphs 13.07 through 13.10 inclusive, and provisions of subparagraphs 3.01 (a)(ii), 3.04(b) and 4.01(b) and of
Section 12 providing for automatic updating of Exhibits B, D, E and F from time to time prior to the date this Agreement becomes operative, shall be operative unless and until there has been a Change in Control of the Company as defined in Section 17 below while the Executive is in the employ of the Company. Upon such a Change in Control of the Company, this Agreement and all provisions thereof shall become operative immediately.

     2.  EMPLOYMENT, PERIOD OF EMPLOYMENT

     2.01 The Company hereby agrees to continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company, for the period set forth in paragraph 2.02 below (the Period of Employment), in the position and with the duties and responsibilities set forth in Section 3 below, and upon the other terms and conditions hereinafter stated.

     2.02 The Period of Employment shall commence on the date this Agreement becomes operative pursuant to the provisions of Section 1 above (the Operative Date) and, subject only to the provisions of
Section 6 below, relating to death or Disability, shall continue until the close of business on the date stated in Exhibit A attached to and made part of this Agreement. In the event that the Executive shall continue in the full-time employment of the Company after the latter date, such continued employment shall be subject to the terms and conditions of this Agreement and the Period of Employment shall include the period during which the Executive in fact so continues in such employment.

     3.  POSITION, DUTIES, RESPONSIBILITIES

     3.01   (a)   (i)  It is contemplated that during the Period of
Employment the Executive shall continue to serve as a principal officer of the Company and as a member of its Board of Directors if serving as a member of its Board of Directors immediately prior to the Operative Date, with the office(s) and title(s), reporting responsibility, and duties and responsibilities of the Executive immediately prior to the Operative Date.

                 (ii)  The office(s), title(s), reporting
responsibility, duties and responsibilities of the Executive on the date of this Agreement, as the same may be changed from time to time prior to the Operative Date, shall be summarized in Exhibit B to this Agreement to the end that, if this Agreement becomes operative pursuant to the provisions of Section 1 above, Exhibit B will reflect accurately the office(s), title(s), reporting responsibility, duties and responsibilities of the Executive shall be changed prior to the Operative Date, Exhibit B shall be deemed to be and shall be updated by the parties to reflect such change; provided, however, that Exhibit B is intended only as a memorandum for the convenience of the parties and shall be disregarded if and to the extent that, on the Operative Date, Exhibit B shall fail to reflect accurately the office(s), title(s), reporting responsibility, duties or responsibilities of the Executive immediately prior to the Operative Date because the parties shall have failed to update Exhibit B as contemplated hereby.

            (b) At all times during the Period of Employment, the Executive shall hold a position of responsibility and importance and a position of scope, with the functions, duties and responsibilities attached thereto, at least equal in responsibility and importance and in scope to and commensurate with his position described in general terms in subparagraph 3.01(a) above and intended to be summarized in Exhibit B to this Agreement.

     3.02 During the Period of Employment the Executive shall also serve and continue to serve, if and when elected and reelected, as an officer or director, or both, of any subsidiary, division or affiliate of the Company.

     3.03 Throughout the Period of Employment the Executive shall devote his full time and undivided attention during normal business hours to the business and affairs of the Company, except for reasonable vacations and except for illness or incapacity, but nothing in this Agreement shall preclude the Executive from devoting reasonable periods required for serving as a director or member of a committee of any organization involving no conflict of interest with the interests of the Company, from engaging in charitable and community activities, and from managing his personal investments, provided that such activities do not materially interfere with the regular performance of his duties and responsibilities under this Agreement.

     3.04 (a) The office of the Executive shall be located at the principal offices of the Company within the area within which the office of the Executive is located immediately prior to the Operative Date, and the Executive shall not be required to locate his office elsewhere without his prior written consent, nor shall he be required to be absent therefrom on travel status or otherwise more than the total number of working days in any calendar year stated in Exhibit C attached to and made part of this Agreement nor more than the number of consecutive days at any one time stated in such Exhibit C.

            (b) The area within which the office of the Executive is located on the date of this Agreement, as the same may be changed from time to time prior to the Operative Date, shall be described in Exhibit D to this Agreement to the end that, if this Agreement becomes operative pursuant to the provisions of Section 1 above, Exhibit D will reflect accurately the area within which the office of the Executive was located immediately prior to the Operative Date, it being understood and agreed that if, as and when the area within which the office of the Executive is located shall be changed prior to the Operative Date, Exhibit D shall be deemed to be and shall be updated by the parties to reflect such change; provided, however, that Exhibit D is intended only as a memorandum for the convenience of the parties and shall be disregarded if and to the extent that, on the Operative Date, Exhibit D shall fail to reflect accurately the area within which the office of the Executive was located immediately prior to the Operative Date because the parties shall have failed to update Exhibit D as contemplated hereby.

     4.  COMPENSATION, COMPENSATION PLANS, PERQUISITES

     4.01 (a) For all services rendered by the Executive in any capacity during the Period of Employment, including, without limitation, services as an executive, officer, director or member of any committee of the Company or of any subsidiary, division or affiliate thereof, the Executive shall be paid as compensation:

                  (i) A base salary, payable not less often than monthly, at a monthly rate (before reduction for any deduction including, without limitation, any deduction for withholding of income taxes or F.I.C.A. taxes and any deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code")) at least equal to the monthly rate (before reduction for any such deduction) of salary which was payable to the Executive immediately prior to the Operative Date, with increases in such rate after the Operative Date in accordance with the Company's regular administrative practices, relating to salary increases applicable to executives of the Company, in effect immediately prior to the Operative Date (the Minimum Base Salary), and

                 (ii) An executive performance award or bonus under the Company's Executive Compensation Plan, or such equivalent successor plan as may be adopted by the Company, upon a basis that will render an executive performance award or bonus for each calendar month which is within the calendar year to which such executive performance award or bonus relates, and within the Period of Employment or within the calendar year in which the Period of Employment commences, equal to no less than the highest executive performance award or bonus awarded by the Company to the Executive (whether on a current or deferred payment basis) prior to the Operative Date, divided by twelve (the Minimum Monthly Bonus), so that total compensation for any such calendar month (the Minimum Total Monthly Compensation) shall consist of the Minimum Base Salary for such month provided for in clause (i) if this subparagraph 4.01(a), plus the Minimum Monthly Bonus for such month provided for in clause (ii) of this subparagraph 4.01(a)

            (b) The Minimum Total Monthly Compensation that is applicable from time to time after the date of this Agreement pursuant to the provisions of subparagraph 4.01(a) above, or that would be applicable if this Agreement were operative at such time, shall be set forth in Exhibit E to this Agreement, the intent of this subparagraph 4.01(b) being that such Exhibit E shall be deemed to be and shall be updated from time to time after the date of this Agreement, whether or not this Agreement shall then be operative, to reflect the Minimum Total Monthly Compensation that applies at the time, or that would apply at the time if this Agreement were then operative, provided, however, that such Exhibit E is intended only as a memorandum for the convenience of the parties hereto and, in the event that there is at any time any conflict, disparity or discrepancy between the Minimum Total Monthly Compensation provided by subparagraph 4.01(a) above and the amount then set forth in Exhibit E hereto, the provisions of subparagraph 4.01(a) shall in all events control.

            (c) Subject to the provisions of subparagraph 4.01(a) above relating to the Minimum Total Monthly Compensation, nothing in this Agreement shall preclude a change in the mix between the Minimum Base Salary and Minimum Monthly Bonus of the Executive by increasing the Minimum Base Salary of the Executive.

            (d) Any increase in salary pursuant to clause (i) of subparagraph 4.01(a) or in bonus or other compensation shall in no way diminish any other obligation of the Company under this Agreement.

     4.02 (a) During the Period of Employment the Executive shall be and continue to be a full participant in the Company's annual executive compensation plan, return on net assets bonus plan, any other annual cash incentive bonus plan, deferred compensation plan, Long-Term Incentive Plan, any Employees Stock Option Plan, including its 1982 Employees Stock Option Plan, 1987 Employees Stock Option Plan, 1990 Employees Stock Option Plan and

1993 Stock Incentive Program, or equivalent successor plans that may be adopted by the Company, with at least the same reward opportunities as shall have been provided immediately prior to the Operative Date. Nothing in this Agreement shall preclude improvement of reward opportunities in such plans or other plans in accordance with the practice of the Company immediately prior to the Operative Date.

            (b) Any provision of the Company's Executive Compensation Plan (or any successor plan) to the contrary notwithstanding, any executive performance award or bonus awarded to the Executive during the Period of Employment (whether for services rendered during or prior to the Period of Employment) shall, unless the Executive shall have approved otherwise in writing, be paid wholly in cash as soon as practicable after the awards are made.

     4.03 During the Period of Employment, the Executive shall be entitled to perquisites, including, without limitation, an office, secretarial and clerical staff, and to fringe benefits, including, without limitation, the business and personal use of an automobile and payment or reimbursement of club dues, in each case at least equal to those attached to his office immediately prior to the Operative Date, as well as to reimbursement, upon proper accounting, of reasonable expenses and disbursements incurred by him in the course of his duties.

     5.  EMPLOYEE BENEFIT PLANS

     5.01 The compensation provided for in Section 4 above, together with other matters therein set forth, is in addition to the benefits provided for in this Section 5.

     5.02 In the event that the Executive shall not have been designated a Participant in the Supplemental Executive Retirement
Benefits Program of the Company prior to the Operative Date, the Executive shall be and hereby is designated, on and as of the Operative Date, a Participant in that Program as in effect immediately prior to the Operative Date.

     5.03 The Executive, his dependents and beneficiaries shall be entitled to all payments and benefits and service credit for benefits during the Period of Employment to which officers of the Company, their dependents and beneficiaries are entitled as the result of the employment of such officers during the Period of Employment under the terms of employee plans and practices of the Company, including, without limitation, the Company's retirement program (consisting of the Parker-Hannifin Corporation Retirement Plan, any excess benefits plan, or other program designed to restore benefits unavailable under tax-qualified plans of the Company solely by application of the requirements of the Code, if any, and its Supplemental Executive Retirement Benefits Program if applicable, and any other applicable plan of deferred compensation), the Parker-Hannifin Employees' Savings Plus Stock Ownership Plan, other Company stock purchase and savings, thrift and investment plans or programs, if any, the Benefits Plus Plan (including the group life insurance, accidental death and dismemberment insurance, disability, medical, dental and health and welfare plans) and other present or equivalent successor plans and practices of the Company, its subsidiaries and divisions, for which officers, their dependents and beneficiaries are eligible, and to all payments or other benefits under any such plan or practice after the Period of Employment as a result of participation in such plan or practice during the Period of Employment.

     5.04 Nothing in this Agreement shall preclude the Company from amending or terminating any employee benefit plan or practice, but, it being the intent of the parties that the Executive shall continue to be entitled during the Period of Employment to perquisites as set forth in paragraph 4.03 above and to benefits and service credit for benefits under paragraph 5.03 above at least equal to those attached to his position immediately prior to the Operative Date, nothing in this Agreement shall operate as, or be construed to reduce or authorize, a reduction without the Executive's written consent in the level of such perquisites, benefits or service credit for benefits; in the event of any such reduction, by amendment or termination of any plan or practice or otherwise, the Executive, his dependents and beneficiaries shall continue to be entitled to perquisites, benefits and service credit for benefits at least equal to the perquisites and to benefits and service credit for benefits under such plans or practices that he or his dependents and beneficiaries would have received if such reduction had not taken place.

     6.  EFFECT OF DEATH OR DISABILITY

     6.01 In the event of the death of the Executive during the Period of Employment, the legal representative of the Executive shall be entitled to the Minimum Total Monthly Compensation for the month in which death shall have occurred, and the Period of Employment shall be deemed to have ended as of the close of business on the last day of such month but without prejudice to any payments due in respect of the Executive's death.

     6.02 (a) The term "Disability", as used in this Agreement, shall mean an illness or accident which prevents the Executive from performing his duties under this Agreement for a period of six (6) consecutive months. The Period of Employment shall be deemed to have ended as of the close of business on the last day of such six (6) month period but without prejudice to any payments due the Executive in respect of disability.

            (b) In the event of the Disability of the Executive during the Period of Employment, the Executive shall be paid an amount equal to the Minimum Total Monthly Compensation for the month in which such Disability commenced. Such amount shall be paid at the end of each month during the period of such Disability but not in excess of six (6) months.

            (c)  The amount of any payments due under this paragraph
6.02 shall be reduced by any payments to which the Executive may be entitled for the same period because of disability under any disability or pension plan of the Company or of any subsidiary or affiliate thereof.

     7.  TERMINATION

     7.01 In the event of a Termination, as defined in paragraph 7.03 below, during the Period of Employment, the provisions of this Section 7 shall apply.

     7.02 In the event of a Termination and subject to the provisions of Section 8 of this Agreement relating to mitigation of damages and to compliance by the Executive with the provisions of paragraph 7.04 below relating to Competition and of Section 9 below relating to confidential information, the Company shall, as liquidated damages or severance pay or both, pay to the Executive and provide him, his dependents, beneficiaries and estate with the following:

            (a) The Company shall pay the Executive an amount equal to the Minimum Total Monthly Compensation that would have been paid to the Executive for the month in which Termination occurred had such Termination not occurred,

                  (i) at the end of the month in which Termination occurred, and

                 (ii) at the end of each month thereafter during the remainder of the Period of Employment, provided, however, that in no event shall the Company be required to pay such an amount after the month in which the death of the Executive shall have occurred or after the twelfth month following the occurrence of an illness or accident which would constitute a "Disability" under subparagraph 6.02(a) above in the absence of such Termination.

            (b) During the period that the payments provided for in subparagraph (a) of this paragraph 7.02 are required to be made, the Executive, his dependents, beneficiaries and estate, shall continue to be entitled to all benefits and service credit for benefits under employee benefit plans of the Company as if still employed during such period under this Agreement and, if and to the extent that such benefits or service credit for benefits shall not be payable or provided under any such plans to the Executive, his dependents, beneficiaries and estate by reason of his no longer being an employee of the Company as the result of Termination, the Company shall itself pay or provide for payment of such benefits and service credit for benefits to the Executive, his dependents, beneficiaries and estate.

            (c) The period in which the payments provided for in subparagraph (a) of this paragraph 7.02 are required to be made shall be considered service with the Company for the purpose (i) of continued credits under the Company's retirement program (consisting of the Parker-Hannifin Corporation Retirement Plan, any excess benefits plan or other program designed to restore benefits unavailable under the tax-qualified plans of the Company solely by application of the requirements of the Code, if any, and its Supplemental Executive Retirement Benefits Program) as each such plan or program was in effect immediately prior to Termination (but without giving effect to any reduction of benefits thereunder as the result of amendment or termination of any such Plan or Program during the Period of Employment) and (ii) of all other benefit plans of the Company as in effect immediately prior to Termination.

           (d) In the event that the Executive shall at the time of Termination hold an outstanding and unexercised (whether or not exercisable at the time) non-statutory stock option or options theretofore granted by the Company, the Company shall, in addition to the amounts provided for in subparagraphs 7.02(a) and 7.02(b), pay to the Executive in a lump sum an amount equal to the excess above the option price under each such non-statutory stock option of the Fair Market Value at the time of Termination of the shares subject to each such non-statutory stock option. Solely for the purpose of this subparagraph (d), Fair Market Value at the time of Termination shall be deemed to mean the higher of (i) the average of the reported closing prices of the Common Shares of the Company, as reported on the New York Stock Exchange-Composite Transactions, on the last trading day prior to the Termination and on the last trading day of each of the two preceding thirty (30) day periods, and (ii) in the event that a Change in Control, as defined in Section 17 below, prior to Termination shall have taken place as the result of a tender or exchange offer and such Change in Control was consummated within twelve (12) months of Termination, the highest consideration paid for Common Shares of the Company in the course of such tender or exchange offer. Upon receiving the payment from the Company called for by clause (i) of subparagraph (a) of this paragraph 7.02, the Executive shall execute and deliver to the Company a general release in favor of the Company, its successors and assigns, in respect of any and all matters, including, without limitation, any and all rights under any outstanding and unexercisable non-statutory stock options at the time of Termination, except for the payments and obligations required to be made or assumed by the Company under this Agreement which at the time had not yet been made or assumed by the Company and except for such other valid obligations of the Company as shall be set forth in such release.

            (e) If as a result of a termination of employment pursuant to the provisions of paragraph 7.03(b) the Executive (or anyone claiming under or through him) loses any part or all of the benefits he would have received as a Participant in the Supplemental Executive Retirement Benefits Program of the Company as in effect immediately prior to the Operative Date, the Company will provide him with a substantially equivalent benefit.

     7.03 The word "Termination", for the purpose of this Section 7 and any other provision of this Agreement, shall mean:

            (a) Termination by the Company of the employment of the Executive by the Company and its subsidiaries for any reason other than for Cause as defined in paragraph 7.05 below or for Disability as defined in subparagraph 6.02(a) above; or

            (b) Termination by the Executive of his employment by the Company and its subsidiaries upon the occurrence of any of the following events:

                  (i) Failure to elect or reelect the Executive to the Board of Directors of the Company, if the Executive shall have been a member of the Board of Directors immediately prior to the Operative Date, or failure to elect or reelect the Executive to, or removal of the Executive from, any of the office(s) described in paragraph 3.01(a)(i) above and intended to be summarized in Exhibit B to this Agreement.

                 (ii) A significant change in the nature or scope of the authorities, powers, functions or duties attached to the position described in paragraph 3.01(a)(i) above and intended to be summarized in Exhibit B to this Agreement, or a reduction in compensation, which is not remedied within 30 days after receipt by the Company of written notice from the Executive.

                (iii) A determination by the Executive made in good faith that as a result of a Change in Control of the Company, as defined in Section 17 below, and a change in circumstances on or after the Operative Date significantly affecting his position, he is unable to carry out the authorities, powers, functions or duties attached to his position and contemplated by Section 3 of this Agreement and the situation is not remedied within 30 days after receipt by the Company of written notice from the Executive of such determination.

                 (iv) A breach by the Company of any provision of this Agreement not embraced within the foregoing clauses (i), (ii) and (iii) of this subparagraph 7.03(b) which is not remedied within 30 days after receipt by the Company of written notice from the Executive.

                  (v) The liquidation, dissolution, consolidation or merger of the Company or transfer of all or a significant portion of its assets unless a successor or successors (by merger, consolidation or otherwise) to which all or a significant portion of its assets have been transferred shall have assumed all duties and obligations of the Company under this Agreement; provided that in any event set forth in this subparagraph 7.03(b) above, the Executive shall have elected to terminate his employment under this Agreement upon not less than forty and not more than ninety days' advance written notice to the Board of Directors of the Company, Attention of the Secretary, given, except in the case of a continuing breach, within three calendar months after (A) failure to be so elected or reelected, or removal, (B) expiration of the thirty (30) day cure period with respect to such event, or (C) the closing date of such liquidation, dissolution, consolidation, merger or transfer of assets, as the case may be. An election by the Executive to terminate his employment given under the provisions of this paragraph
7.03 shall not be deemed a voluntary termination of employment by the Executive for the purpose of this Agreement or any plan or practice of the Company.

     7.04 (a) There shall be no obligation on the part of the Company to make any further payments provided for in paragraph 7.02 above or to provide any further benefits specified in such paragraph 7.02 if the Executive shall, during the period that such payments are being made or benefits provided, engage in Competition with the Company as hereinafter defined, provided all of the following shall have taken place:

                  (i) the Secretary of the Company, pursuant to resolution of the Board of Directors of the Company, shall have given written notice to the Executive that, in the opinion of the Board of Directors, the Executive is engaged in such Competition, specifying the details;

                 (ii) the Executive shall have been give a reasonable opportunity to appear before the Board of Directors prior to the determination of the Board evidenced by such resolution; and

                (iii) the Executive shall neither have ceased to engage in such Competition within thirty (30) days from his receipt of such notice nor diligently taken all reasonable steps to that end during such thirty (30) day period and thereafter.

            (b)  The word "Competition" for purposes of this paragraph
7.04 and any other provision of this Agreement shall mean taking a management position with, or control of, a business engaged in the manufacture, processing, purchase of distribution of products which constituted 15% or more of the sales of the Company and its subsidiaries and divisions during the last fiscal year of the Company preceding the termination of the Executive's employment (or during any fiscal year of the Company during the Period of Employment); provided, however, that in no event shall ownership of less than 5% of the outstanding capital stock entitled to vote for the election of directors of a corporation with a class of equity securities held of record by more than 500 persons, standing alone, be deemed Competition with the Company within the meaning of this paragraph 7.04.

     7.05 For the purpose of any provision of this Agreement, the termination of the Executive's employment shall be deemed to have been for Cause only:

            (a) if termination of his employment shall have been the result of an act or acts of dishonesty on the part of the Executive constituting a felony and resulting or intended to result directly or indirectly in gain or personal enrichment at the expense of the Company, or

            (b) if there has been a breach by the Executive during the Period of Employment of the provisions of paragraph 3.03 above, relating to the time to be devoted to the affairs of the Company, or of Section 9, relating to confidential information, and such breach results in demonstrably material injury to the Company, and with respect to any alleged breach of paragraph 3.03 hereof, the Executive shall have both failed to remedy such alleged breach within thirty (30) days from his receipt of written notice by the Secretary of the Company pursuant to resolution duly adopted by the Board of Directors of the Company after notice to the Executive and an opportunity to be heard demanding that he remedy such alleged breach, and failed to take all reasonable steps to that end during such thirty (30) day period and thereafter; provided that there shall have been delivered to the Executive a certified copy of a resolution of the Board of Directors of the Company adopted by the affirmative vote of not less than three-fourths (3/4) of the entire membership of the Board of Directors called and held for that purpose and at which the Executive was given an opportunity to be heard, finding that the Executive was guilty of conduct set forth in subparagraphs (a) or (b) above, specifying the particulars thereof in detail.

     Anything in this paragraph 7.05 or elsewhere in this Agreement to the contrary notwithstanding, the employment of the Executive shall in no event be considered to have been terminated by the Company for Cause if termination of his employment took place (i) as the result of bad judgment or negligence on the part of the Executive, or (ii) as the result of an act or omission without intent of gaining therefrom directly or indirectly a profit to which the Executive was not legally entitled, or (iii) because of an act or omission believed by the Executive in good faith to have been in or not opposed to the interests of the Company, or (iv) for any act or omission in respect of which a determination could properly be made that the Executive met the applicable standard of conduct prescribed for indemnification or reimbursement or payment of expenses under the Code of Regulations of the Company or the laws of the State of Ohio or the directors' and officers' liability insurance of the Company, in each case as in effect at the time of such act or omission, or (v) as the result of an act or omission which occurred more than twelve (12) calendar months prior to the Executive's having been given notice of the termination of his employment for such act or omission unless the commission of such act or such omission could not at the time of such commission or omission have been known to a member of the Board of Directors of the Company (other than the Executive, if he is then a member of the Board of Directors), in which case more than twelve (12) calendar months from the date that the commission of such act or such omission was or could reasonably have been so known, or (vi) as the result of a continuing course of action which commenced and was or could reasonably have been known to a member of the Board of Directors of the Company (other than the Executive) more than twelve (12) calendar months prior to notice having been given to the Executive of the termination of his employment.

     7.06 In the event that the Executive's employment shall be terminated by the Company during the Period of Employment and such termination is alleged to be for Cause, or the Executive's right to terminate his employment under paragraph 7.03(b) above shall be questioned by the Company, or the Company shall withhold payments or provision of benefits because the Executive is alleged to be engaged in Competition in breach of the provisions of paragraph 7.04 above or for any other reason, the Executive shall have the right, in addition to all other rights and remedies provided by law, at his election either to seek arbitration within the area within which the office of the Executive was located immediately prior to the Operative Date and intended to be described in Exhibit D to this Agreement under the rules of the American Arbitration Association by serving a notice to arbitrate upon the Company or to institute a judicial proceeding, in either case within ninety (90) days after having received notice of termination of his employment or notice in any form that the termination of his employment under paragraph 7.03(b) is subject to question or that the Company is withholding or proposed to withhold payments or provision of benefits or within such longer period as may reasonably be necessary for the Executive to take action in the event that his illness or incapacity should preclude his taking such action within such ninety (90) day period.

     7.07 Any provision above in this Section 7 to the contrary notwithstanding, if the Company should default on any obligation set forth in this Section 7 and shall have failed to remedy such default within thirty (30) days after having received written notice of such default from the Executive or his beneficiaries, then, in that event:

            (a) any and all undischarged, future obligations of the Company under this Section 7 shall, at the sole option of the Executive or his beneficiaries, exercised in writing signed by the Executive or his beneficiaries, as the case may be, and delivered to the Company within ninety (90) days after the expiration of such thirty (30) day period, become immediately due and payable in a lump sum discounted to present value using the "Federal short-term rate," "Federal mid-term rate" or "Federal long-term rate" that would apply at the time under section 1274(d) of the Code to a debt instrument having a term equal to the period extending from the date such option is exercised in writing to the date or dates such future obligations of the Company would otherwise have become due and payable; and

            (b) in addition to, and not in substitution for, interest for any other period properly payable to the Executive as a result of such default, the Company agrees to pay pre-judgment interest on any such obligation in default, calculated at the "Federal short-term rate," "Federal mid-term rate" or "Federal long-term rate" that would apply at the time under section 1274(d) of the Code to a debt instrument having a term equal to the period extending from the date that the Company's obligation became due and payable hereunder to the date the Executive or his beneficiaries obtain a money judgment therefor (whether in litigation or arbitration).

     8.  OBLIGATION TO MITIGATE DAMAGES

     8.01 In the event of a Termination, as defined in paragraph 7.03 above, the Executive shall make reasonable efforts to mitigate damages by seeking other employment; provided, however, that he shall not be required to accept a position of less dignity and importance or of substantially different character than the highest position theretofore held by him with the Company or a position that would call upon him to engage in competition within the meaning of paragraph 7.04(b) above, nor shall he be required to accept a position other than in a location reasonably convenient to his principal residence immediately prior to such Termination.

     8.02 To the extent that the Executive shall receive compensation, benefits and service credit for benefits from other employment secured pursuant to the provisions of paragraph 8.01 above, the payments to be made and the benefits and service credit for benefits to be provided by the Company under the provisions of paragraph
7.02 above shall be correspondingly reduced. Such reduction shall, in the event of any question, be determined jointly by the firm of certified public accountants of the Company and the firm of certified public accountants selected by the Executive, in each case upon the advice of actuaries to the extent the certified public accountants consider necessary, and, in the event such accountants are unable to agree on a resolution of the question, such reduction shall be determined by an independent firm of certified public accountants selected jointly by both firms of accountants.

     9.  CONFIDENTIAL INFORMATION

     9.01 The Executive agrees not to disclose, either while in the Company's employ or at any time thereafter, to any person not employed by the Company, or not engaged to render services to the Company, any confidential information obtained by him while in the employ of the Company, including, without limitation, any of the Company's inventions, processes, methods of distribution, customers or trade secrets; provided, however, that this provision shall not preclude the Executive from use or disclosure of information known generally to the public or of information not considered confidential by persons engaged in the business conducted by the Company or from disclosure required by law or Court order.

     9.02 The Executive also agrees that upon leaving the Company's employ, he will not take with him, without the prior written consent of an officer authorized to act in the matter by the Board of Directors of the Company, any drawing, blueprint, specification or other document of the Company, its subsidiaries, affiliates and divisions, which is of a confidential nature relating to the Company, its subsidiaries, affiliates and divisions, or without limitation, relating to its or their methods of distribution, or any description of any formulae or secret processes.

     9.03 The Executive further agrees that upon leaving the Company's employ (or prior to leaving, if in connection with an intention of the Executive to leave), he will not solicit any other employee of the Company or otherwise cause any other employee to consider terminating employment with the Company without the prior written consent of an officer authorized to act in the matter by the Board of Directors of the Company.

    10.  SEVERANCE ALLOWANCE

     In the event that, following the date stated in Exhibit A attached to and made part of this Agreement, the employment of the Executive shall be terminated by the Company prior to his normal retirement date and such termination shall be for any reason other than for Cause, as defined in paragraph 7.05 above, the Company shall pay the Executive as a severance allowance a lump sum equal to the Minimum Total Monthly Compensation for the month prior to such termination of employment, multiplied by six.

    11.  WITHHOLDING

     Anything to the contrary notwithstanding, all payments required to be made by the Company hereunder to the Executive or his estate or beneficiaries shall be subject to the withholding of such amounts, if any, relating to tax and other payroll deductions as the Company may reasonably determine it should withhold pursuant to any applicable law or regulation. In lieu of withholding such amounts, the Company may accept other provisions to the end that it has sufficient funds to pay all taxes required by law to be withheld in respect of any or all of such payments.

    12.  NOTICES

            (a) All notices, requests, demands and other communications provided for by this Agreement shall be in writing and shall be sufficiently given if and when mailed in the continental United States by registered or certified mail to, or personally delivered to the party entitled thereto at, (i) the address set forth below, unless the addressee shall have given notice of a different address by a similar notice, in which case (ii) the latest address given by the addressee by a similar notice (the Official Address):

          To the Company:           Attention:  Secretary
                                    Parker-Hannifin Corporation
                                    17325 Euclid Avenue
                                    Cleveland, Ohio 44112

          To the Executive:         Mr. _______________________
                                    Parker-Hannifin Corporation
                                    17325 Euclid Avenue
                                    Cleveland, Ohio 44112


          With additional copy to:  Mr. _______________________
                                    ___________________________
                                    ___________________________


Any such notice, request, demand or other communication delivered in person shall be deemed to have been received on the date of delivery.

            (b) The Official Address of each party to this Agreement, as the same may be changed from time to time after the date of this Agreement pursuant to the provisions of subparagraph 12(a) above, shall be set forth in Exhibit F to this Agreement to the end that Exhibit F will reflect accurately the Official Address of each party hereto from time to time after the date of this Agreement, it being understood and agreed that if, as and when any party hereto shall change his Official Address after the date of this Agreement by giving the notice required by subparagraph 12(a) above, Exhibit F shall be deemed to be and shall be updated by the parties to reflect such change; provided, however, that Exhibit F is intended only as a memorandum for the convenience of the parties and shall be disregarded if and to the extent that, subsequent to the date of this Agreement, Exhibit F shall fail to reflect accurately the Official Address in accordance with the provisions of subparagraph 12(a) above because the parties shall have failed to update Exhibit F as contemplated hereby.

    13.  GENERAL PROVISIONS

    13.01 This Agreement is not intended to and shall not infer or imply any right on the part of the Executive to continue in the employ of the Company, or any subsidiary or affiliate of the Company, prior to a Change in Control of the Company, and is not intended in any way to limit the right of the Company to terminate the employment of the Executive, with or without assigning a reason therefor, at any time prior to a Change in Control of the Company. Nor is this Agreement intended to nor shall it infer or imply any obligation on the part of the Executive to continue in the employment of the Company, or any subsidiary or affiliate of the Company, prior to a Change in Control of the Company. Neither the Company nor the Executive shall incur any liability under this Agreement if the employment of the Executive shall be terminated by the Company or by the Executive prior to a Change in Control of the Company.

    13.02 There shall be no right of set-off or counter-claim, in respect of any claim, debt or obligation, against any payments to the Executive, his dependents, beneficiaries or estate provided for in this Agreement.

    13.03 The Company and the Executive recognize that each party will have no adequate remedy at law for breach by the other of any of the agreements contained herein and, in the event of any such breach, the Company and the Executive hereby agree and consent that the other shall be entitled to a decree of specific performance, mandamus or other appropriate remedy to enforce performance of such agreements.

    13.04 No right or interest to or in any payments shall be assignable by the Executive; provided, however, that this provision shall not preclude him from designating one or more beneficiaries to receive any amount that may be payable after his death and shall not preclude the legal representative of his estate from assigning any right hereunder to the person or persons entitled thereto under his will or, in the case of intestacy, to the person or persons entitled thereto under the laws of intestacy applicable to his estate. The term "beneficiaries" as used in this Agreement shall mean a beneficiary or beneficiaries so designated to receive any such amount or, if no beneficiary has been so designated, the legal representative of the Executive's estate.

    13.05 No right, benefit or interest hereunder, shall be subject to anticipation, alienation, sale, assignment, encumbrance, charge, pledge, hypothecation, or set-off in respect of any claim, debt or obligation, or to execution, attachment, levy or similar process, or assignment by operation of law. Any attempt, voluntary or involuntary, to effect any action specified in the immediately preceding sentence shall, to the full extent permitted by law, be null, void and of no effect.

    13.06 In the event of the Executive's death or a judicial determination of his incompetence, reference in this Agreement to the Executive shall be deemed, where appropriate, to refer to his legal representative, or, where appropriate, to his beneficiary or beneficiaries.

    13.07 If any event provided for in this Agreement is scheduled to take place on a legal holiday, such event shall take place on the next succeeding day that is not a legal holiday.

    13.08 The titles to sections in this Agreement are intended solely for convenience and no provision of this Agreement is to be construed by reference to the title of any section.

    13.09 This Agreement shall be binding upon and shall inure to the benefit of the Executive, his heirs and legal representatives, and the Company and its successors as provided in Section 16 hereof.

    13.10 This instrument contains the entire agreement of the parties relating to the subject matter of this Agreement and supersedes and replaces all prior agreements and understandings with respect to such subject matter, and the parties hereto have made no agreements, representations or warranties relating to the subject matter of this Agreement which are not set forth herein.

    14.  AMENDMENT OR MODIFICATION, WAIVER

     No provision of this Agreement may be amended, modified or waived unless such amendment, modification or waiver shall be authorized by the Board of Directors of the Company or any authorized committee of the Board of Directors and shall be agreed to in writing, signed by the Executive and by an officer of the Company thereunto duly authorized. Except as otherwise specifically provided in this Agreement, no waiver by either party hereto of any breach by the other party hereto of any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of a subsequent breach of such condition or provision or a waiver of a similar or dissimilar provision or condition at the same or at any prior or subsequent time.

    15.  SEVERABILITY

     Anything in this Agreement to the contrary notwithstanding:

            (a) In the event that any provision of this Agreement, or portion thereof, shall be determined to be invalid or unenforceable for any reason, in whole or in part, the remaining provisions of this Agreement and parts of such provision not so invalid or unenforceable shall be unaffected thereby and shall remain in full force and effect to the fullest extent permitted by law.

            (b) Any provision of this Agreement, or portion thereof, which may be invalid or unenforceable in any jurisdiction shall be limited by construction thereof, to the end that such provision, or portion thereof, shall be valid and enforceable in such jurisdiction; and

            (c) Any provision of this Agreement, or portion thereof, which may for any reason be invalid or unenforceable in any jurisdiction shall remain in effect and be enforceable in any jurisdiction in which such provision, or portion thereof, shall be valid and enforceable.

    16.  SUCCESSORS TO THE COMPANY

     Except as otherwise provided herein, this Agreement shall be binding upon and inure to the benefit of the Company and any successor of the Company, including, without limitation, any corporation or corporations acquiring directly or indirectly all or substantially all of the assets of the Company whether by merger, consolidation, sale or otherwise (and such successor shall thereafter be deemed "the Company" for the purposes of this Agreement), but shall not otherwise be assignable by the Company.

    17.  CHANGE IN CONTROL

     For the purpose of this Agreement, the term "Change in Control of the Company" shall mean a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934 as in effect on the date of this Agreement; provided that, without limitation, such a change in control shall be deemed to have occurred if and when (a) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes a beneficial owner, directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities or (b) during any period of 24 consecutive months, commencing before or after the date of this Agreement, individuals who at the beginning of such twenty-four (24) month period were directors of the Company for whom the Executive shall have voted cease for any reasons (other than death, disability or retirement pursuant to the Company's policy relating to retirement of directors, if any, in effect on the date of this Agreement) to constitute at least a majority of the Board of Directors of the Company.

    18.  INTENTION RELATING TO RECENT LEGISLATION,
         POSSIBLE FUTURE AMENDMENTS

    18.01 The Company and the Executive intend that this Agreement shall be performed according to its terms hereinbefore set forth, and that such performance shall not give rise to or result in any payment or benefit being subject to the Excise tax imposed by Section 4999 of the Code or the related loss of deduction mandated by Section 280G(a) of the Code. Each and every provision of this Agreement shall be administered, interpreted and construed to carry out such intention.

    18.02 As a result of the issuance of proposed regulations on May 5, 1989, and with respect to paragraph 18.01 of this Agreement, the amount to be paid to the Executive under this Agreement upon a Change in Control of the Company shall be limited to an amount not to exceed two hundred ninety-nine percent (299%) of the "disqualified individual's base amount" as those terms are defined in Regulation 1.280G-1. The Company and the Executive recognize that there are as yet no final regulations or rulings under, or official interpretations of Sections 280G(a) and 4999. Accordingly, the Company and the Executive agree that, when Treasury Regulations are issued in proposed or final form under Section 280G or 4999 of the Code or relevant rulings or official interpretations are promulgated, they will at that time, or from time to time, review this Agreement and take such action, including executing amendments hereto, as the Company and the Executive may agree to be necessary or appropriate to carry out the aforesaid intention.

            IN WITNESS WHEREOF, the parties hereto have executed this Agreement as the day and year first above written.

[seal]

ATTEST:                                    PARKER-HANNIFIN CORPORATION,
                                           an Ohio corporation


_______________________________            By:_________________________



                                           THE EXECUTIVE


                                           _____________________________

                             Exhibit (10)(f)* to Report
                               on Form 10-K for Fiscal
                              Year Ended June 30, 1994
                           by Parker-Hannifin Corporation



                      Form of Indemnification Agreement entered into by the Registrant and its directors and certain executive officers



              *Numbered in accordance with Item 601 of Regulation S-K.

                    INDEMNIFICATION AGREEMENT



          This Indemnification Agreement ("Agreement") is made as of the ____ day of ______, 19__, by and between Parker-Hannifin
Corporation, an Ohio corporation (the "Company"), and __________
_____ (the "Indemnitee"), a Director of the Company.


                            RECITALS

          A. The Indemnitee is presently serving as a Director of the Company and the Company desires the Indemnitee to continue in that capacity. The Indemnitee is willing, subject to certain conditions including without limitation the execution and perfor-mance of this Agreement by the Company, to continue in that capacity.

          B. In addition to the indemnification to which the Indemnitee is entitled under the Regulations of the Company (the "Regulations"), the Company has obtained, as its sole expense, insurance protecting the Company and its officers and directors including the Indemnitee against certain losses arising out of actual or threatened actions, suits, or proceedings to which such persons may be made or threatened to be made parties. However, as a result of circumstances having no relation to, and beyond the control of, the Company and the Indemnitee, the scope of that insurance has been reduced and there can be no assurance of the continuation or renewal of that insurance.

          Accordingly, and in order to induce the Indemnitee to continue to serve in his present capacity, the Company and the Indemnitee agree as follows:

          1. Continued Service. The Indemnitee shall continue to serve at the will of the Company as a Director of the Company so long as he is duly elected and qualified in accordance with the Regulations or until he resigns in writing in accordance with applicable law.

          2. Initial Indemnity. (a) The Company shall indemnify the Indemnitee, if or when he is a party or is threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the Company), by reason of the fact that he is or was a Director of the Company or by reason of any action alleged to have been taken or omitted in any such capacity, against any and all costs, charges, expenses (including without limitation fees and expenses of attorneys and/or others; all such costs, charges and expenses being herein jointly referred to as "Expenses"), judgments, fines, and amounts paid in settlement, actually and reasonably incurred by the Indemnitee in connection therewith including any appeal of or from any judgment or decision, unless it is proved by clear and convincing evidence in a court of competent jurisdiction that the Indemnitee's action or failure to act involved an act or omission undertaken with deliberate intent to cause injury to the Company or undertaken with reckless disregard for the best interests of the Company. In addition, with respect to any criminal action or proceeding, indemnification hereunder shall be made only if the Indemnitee had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the Indemnitee did not satisfy the foregoing standard of conduct to the extent applicable thereto.

          (b) The Company shall indemnify the Indemnitee, if or when he is a party or is threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding by or in the right of the Company to procure a judgment in its favor, by reason of the fact that the Indemnitee is or was a Director of the Company against any and all Expenses actually and reasonably incurred by the Indemnitee in connection with the defense or settlement thereof or any appeal of or from any judgment or decision, unless it is proved by clear and convincing evidence in a court of competent jurisdiction that the Indemnitee's action or failure to act involved an act or omission undertaken with deliberate intent to cause injury to the Company or undertaken with reckless disregard for the best interests of the Company, except that no indemnification shall be made in respect of any action or suit in which the only liability asserted against Indemnitee is pursuant to Section 1701.95 of the Ohio Revised Code.

          (c) Any indemnification under Section 2(a) or 2(b) (unless ordered by a court) shall be made by the Company only as authorized in the specific case upon a determination that indemni-fication of the Indemnitee is proper in the circumstances because he has met the applicable standard of conduct set forth in Section 2(a) or 2(b). Such authorization shall be made (i) by the Directors of the Company (the "Board") by a majority vote of a quorum consisting of Directors who were not and are not parties to or threatened with such action, suit, or proceeding, or (ii) if such a quorum of disinterested Directors is not available or if a majority of such quorum so directs, in a written opinion by independent legal counsel (designated for such purpose by the Board) which shall not be an attorney, or a firm having associated with it an attorney, who has been retained by or who has performed services for the Company, or any person to be indemnified, within the five years preceding such determination, or (iii) by the shareholders of the Company (the "Shareholders"), or (iv) by the court in which such action, suit, or proceeding was brought.

          (d) To the extent that the Indemnitee has been successful on the merits or otherwise, including without limitation the dismissal of an action without prejudice, in defense of any action, suit, or proceeding referred to in Section 2(a) or 2(b), or in defense of any claim, issue, or matter therein, he shall be indemnified against Expenses actually and reasonably incurred by him in connection therewith. Expenses actually and reasonably incurred by the Indemnitee in defending any such action, suit, or proceeding shall be paid by the Company as they are incurred in advance of the final disposition of such action, suit, or proceeding under the procedure set forth in Section 4(b) hereof.

          (e) For purposes of this Agreement, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on the Indemnitee with respect to any employee benefit plan; references to "serving at the request of the Company" shall include any service as a director, officer, employee, or agent of the Company which imposes duties on, or involves services by, the Indemnitee with respect to an employee benefit plan, its participants or beneficiaries; references to the masculine shall include the feminine; and references to the singular shall include the plural and vice versa.

          3. Additional Indemnification. Pursuant to Section 1701.13(E)(6) of the Ohio Revised Code (the "ORC"), without limiting any right which the Indemnitee may have pursuant to
Section 2 hereof or any other provision of this Agreement or the Articles, the Regulations, the ORC, any policy of insurance, or otherwise, but subject to any limitation on the maximum permissible indemnity which may exist under applicable law at the time of any request for indemnity hereunder and subject to the following provisions of this Section 3, the Company shall indemnify the Indemnitee against any amount which he is or becomes obligated to pay relating to or arising out of any claim made against him because of any act, failure to act, or neglect or breach of duty, including any actual or alleged error, misstatement, or misleading statement, which he commits, suffers, permits, or acquiesces in while acting in his capacity as a Director of the Company. The payments which the Company is obligated to make pursuant to this
Section 3 shall include without limitation, judgments, fines, and amounts paid in settlement and any and all Expenses actually and reasonably incurred by the Indemnitee in connection therewith including any appeal of or from any judgment or decision; provided, however, that the Company shall not be obligated under this Section 3 to make any payment in connection with any claim against the
Indemnitee:

          (a) to the extent of any fine or similar governmental imposition which the Company is prohibited by applicable law from paying which results from a final, nonappealable order;
     or

          (b) to the extent based upon or attributable to the Indemnitee having actually realized a personal gain or profit to which he was not legally entitled, including without limitation profit from the purchase and sale by the Indemnitee of equity securities of the Company which are recoverable by the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934, or profit arising from transactions in publicly traded securities of the Company which were effected by the Indemnitee in violation of Section 10(b) of the Securities Exchange Act of 1934, or Rule 10b-5 promulgated thereunder.

A determination as to whether the Indemnitee shall be entitled to indemnification under this Section 3 shall be made in accordance with Section 4(a) hereof. Expenses incurred by the Indemnitee in defending any claim to which this Section 3 applies shall be paid by the Company as they are actually and reasonably incurred in advance of the final disposition of such claim under the procedure set forth in Section 4(b) hereof.

          4.   Certain Procedures Relating to Indemnification.
(a) For purposes of pursuing his rights to indemnification under
Section 3 hereof, the Indemnitee shall (i) submit to the Board a sworn statement of request for indemnification substantially in the form of Exhibit 1 attached hereto and made a part hereof (the "Indemnification Statement") averring that he is entitled to indemnification hereunder and (ii) present to the Company reasonable evidence of all amounts for which indemnification is requested. Submission of an Indemnification Statement to the Board shall create a presumption that the Indemnitee is entitled to indemnification hereunder, and the Company shall, within 60 calendar days after submission of the Indemnification Statement, make the payments requested in the Indemnification Statement to or for the benefit of the Indemnitee, unless (i) within such 60-calendar-day period the Board shall resolve by vote of a majority of the Directors at a meeting at which a quorum is present that the Indemnitee is not entitled to indemnification under Section 3 hereof, (ii) such vote shall be based upon clear and convincing evidence (sufficient to rebut the foregoing presumption), and (iii) the Indemnitee shall have received within such period notice in writing of such vote, which notice shall disclose with particular-ity the evidence upon which the vote is based. The foregoing notice shall be sworn to by all persons who participated in the vote and voted to deny indemnification. The provisions of this
Section 4(a) are intended to be procedural only and shall not affect the right of Indemnitee to indemnification under Section 3 of this Agreement so long as Indemnitee follows the prescribed procedure and any determination by the Board that Indemnitee is not entitled to indemnification and any failure to make the payments requested in the Indemnification Statement shall be subject to judicial review by any court of competent jurisdiction.

          (b) For purposes of obtaining payments of Expenses in advance of final disposition pursuant to the second sentence of
Section 2(d) or the last sentence of Section 3 hereof, the Indemnitee shall submit to the Company a sworn request for advancement of Expenses substantially in the form of Exhibit 2 attached hereto and made a part hereof (the "Undertaking"), averring that he has reasonably incurred actual Expenses in defending an action, suit or proceeding referred to in Section 2(a) or 2(b) or any claim referred to in Section 3, or pursuant to
Section 8 hereof. Unless at the time of the Indemnitee's act or omission at issue, the Articles of Incorporation or Regulations of the Company prohibit such advances by specific reference to ORC
Section 1701.13(E)(5)(a) and unless the only liability asserted against the Indemnitee in the subject action, suit or proceeding is pursuant to ORC Section 1701.95, the Indemnitee shall be eligible to execute Part A of the Undertaking by which he undertakes to (a) repay such amount if it is proved by clear and convincing evidence in a court of competent jurisdiction that the Indemnitee's action or failure to act involved an act or omission undertaken with deliberate intent to cause injury to the Company or undertaken with reckless disregard for the best interests of the Company and (b) reasonably cooperate with the Company concerning the action, suit, proceeding or claim. In all cases, the Indemnitee shall be eligible to execute Part B of the Undertaking by which he under-takes to repay such amount if it ultimately is determined that he is not entitled to be indemnified by the Company under this Agreement or otherwise. In the event that the Indemnitee is eligible to and does execute both Part A and Part B of the

Undertaking, the Expenses which are paid by the Company pursuant thereto shall be required to be repaid by the Indemnitee only if he is required to do so under the terms of both Part A and Part B of the Undertaking. Upon receipt of the Undertaking, the Company shall thereafter promptly pay such Expenses of the Indemnitee as are noticed to the Company in writing and in reasonable detail arising out of the matter described in the Undertaking. No security shall be required in connection with any Undertaking.

          5. Limitation on Indemnity. Notwithstanding anything contained herein to the contrary, the Company shall not be required hereby to indemnify the Indemnitee with respect to any action, suit, or proceeding that was initiated by the Indemnitee unless (i) such action, suit, or proceeding was initiated by the Indemnitee to enforce any rights to indemnification arising hereunder and such person shall have been formally adjudged to be entitled to indemnity by reason hereof, (ii) authorized by another agreement to which the Company is a party whether heretofore or hereafter entered, or (iii) otherwise ordered by the court in which the suit was brought.

          6. Subrogation; Duplication of Payments. (a) In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and shall do everything that may be necessary to secure such rights, including the execution of such documents necessary to enable the Company effectively to bring suit to enforce such rights.

          (b) The Company shall not be liable under this Agreement to make any payment in connection with any claim made against Indemnitee to the extent Indemnitee has actually received payment (under any insurance policy, the Company's Regulations or other-wise) of the amounts otherwise payable hereunder.

          7. Ratification. The Company may, at its option, propose at any future meeting of Shareholders that this Agreement be ratified by the Shareholders; if the Shareholders vote not to ratify this Agreement, the Company shall have the right to amend this Agreement without the consent of the Indemnitee; provided, however, that no such amendment or termination shall deny or diminish the Indemnitee's rights to indemnity pursuant hereto (or the procedures set forth herein to obtain indemnification) as applied to any act or failure to act occurring in whole or in part prior to the date of such amendment or termination (whether or not a claim hereunder is made before or after such date).

          8. Fees and Expenses of Enforcement. It is the intent of the Company that the Indemnitee not be required to incur the expenses associated with the enforcement of his rights under this Agreement by litigation or other legal action because the cost and expense thereof would substantially detract from the benefits intended to be extended to the Indemnitee hereunder. Accordingly, if it should appear to the Indemnitee that the Company has failed to comply with any of its obligations under this Agreement or in the event that the Company or any other person takes any action to declare this Agreement void or unenforceable, or institutes any action, suit or proceeding to deny, or to recover from, the Indemnitee the benefits intended to be provided to the Indemnitee hereunder, the Company irrevocably authorizes the Indemnitee from time to time to retain counsel of his choice, at the expense of the Company as hereafter provided, to represent the Indemnitee in connection with the initiation or defense of any litigation or other legal action, whether by or against the Company or any director, officer, shareholder, or other person affiliated with the Company, in any jurisdiction. Regardless of the outcome thereof, the Company shall pay and be solely responsible for any and all costs, charges, and expenses including, without limitation fees and expenses of attorneys and others, reasonably incurred by the Indemnitee pursuant to this Section 8.

          9. Merger of Consolidation. In the event that the Company shall be a constituent corporation in a consolidation, merger, or other reorganization, the Company, if it shall not be the surviving, resulting, or acquiring corporation therein, shall require as a condition thereto that the surviving, resulting, or acquiring corporation agree to assume all of the obligations of the Company hereunder and to indemnify the Indemnitee to the full extent provided herein. Whether or not the Company is the resulting, surviving, or acquiring corporation in any such transaction, the Indemnitee shall also stand in the same position under the Agreement with respect to the resulting, surviving, or acquiring corporation as he would have with respect to the Company if its separate existence had continued.

          10. Nonexclusivity and Severability. (a) The rights to indemnification provided by this Agreement shall not be exclusive of any other rights of indemnification to which the Indemnitee may be entitled under the Articles, the Regulations, the ORC or any other statute, any insurance policy, agreement, or vote of shareholders or directors or otherwise, as to any actions or failures to act by the Indemnitee, and shall continue after he has ceased to be a Director, officer, employee, or agent of the Company or other entity for which his service gives rise to a right hereunder, and shall inure to the benefit of his heirs, executors, and administrators. In the event of any payment under this Agreement, the Company shall be subrogated to the extent thereof to all rights of recovery previously vested in the Indemnitee, who shall execute all instruments and take all other actions as shall be reasonably necessary for the Company to enforce such right.

          (b) If any provision of this Agreement or the applica-tion of any provision hereof to any person or circumstances is held invalid, unenforceable, or otherwise illegal, the remainder of this Agreement and the application of such provision to other persons or circumstances shall not be affected, and the provision so held to be invalid, unenforceable, or otherwise illegal shall be reformed to the extent (and only to the extent) necessary to make it enforceable, valid, and legal.

          11. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Ohio, without giving effect to the principles of conflict of laws thereof.

          12. Modification. This Agreement and the rights and duties of the Indemnitee and the Company hereunder may be modified only by an instrument in writing signed by both parties hereto.

          IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.


                                   PARKER-HANNIFIN CORPORATION



                                   By____________________________
                                     [Title]



                                   ______________________________
                                      [Signature of Indemnitee]

                            Exhibit 1

                    INDEMNIFICATION STATEMENT



STATE OF _______________)
                        )  SS
COUNTY OF ______________)


          I, _______________, being first duly sworn, do depose and say as follows:

          1. This Indemnification Statement is submitted pursuant to the Indemnification Agreement, dated __________, 19__, between Parker-Hannifin Corporation (the "Company"), an Ohio corporation, and the undersigned.

          2. I am requesting indemnification against costs, charges, expenses (which may include fees and expenses of attorneys and/or others), judgments, fines, and amounts paid in settlement (collectively, "Liabilities"), which have been actually and reasonably incurred by me in connection with a claim referred to in
Section 3 of the aforesaid Indemnification Agreement.

          3. With respect to all matters related to any such claim, I am entitled to be indemnified as herein contemplated pursuant to the aforesaid Indemnification Agreement.

          4. Without limiting any other rights which I have or may have, I am requesting indemnification against Liabilities which have or may arise out of ________________________________________
_________________________________________________________________
________________________________.

                                   ______________________________
                                     [Signature of Indemnitee]

          Subscribed and sworn to before me, a Notary Public in and for said County and State, this _____ day of __________, 19__.

                                   ______________________________


[Seal]


          My commission expires the _____ day of __________, 19__.

                            Exhibit 2

                           UNDERTAKING


STATE OF ________________)
                         ) SS
COUNTY OF _______________)


          I, ___________________, being first duly sworn do depose and say as follows:

          1. This Undertaking is submitted pursuant to the Indemnification Agreement, dated _______________, 19__, between
Parker-Hannifin Corporation (the "Company"), an Ohio corporation and the undersigned.

          2. I am requesting payment of costs, charges, and expenses which I have reasonably incurred or will reasonably incur in defending an action, suit or proceeding, referred to in Section 2(a) or 2(b) or any claim referred to in Section 3, or pursuant to
Section 8, of the aforesaid Indemnification Agreement.

          3.   The costs, charges, and expenses for which payment
is requested are, in general, all expenses related to ___________
_________________________________________________________________
_________________.

          4.   Part A

          I hereby undertake to (a) repay all amounts paid pursuant hereto if it is proved by clear and convincing evidence in a court of competent jurisdiction that my action or failure to act which is the subject of the matter described herein involved an act or omission undertaken with deliberate intent to cause injury to the Company or undertaken with reckless disregard for the best interests of the Company, and (b) reasonably cooperate with the Company concerning the action, suit, proceeding or claim.



                                   ______________________________
                                      [Signature of Indemnitee]

          4.   Part B

          I hereby undertake to repay all amounts paid pursuant hereto if it ultimately is determined that I am not entitled to be indemnified by the Company under the aforesaid Indemnification
Agreement or otherwise.



                                   ______________________________
                                      [Signature of Indemnitee]



          Subscribed and sworn to before me, a Notary Public in and for said County and State, this _____ day of __________, 19__.



                                   ______________________________



[Seal]



          My commission expires the _____ day of _______________, 19__.

                             Exhibit (10)(g)* to Report
                               on Form 10-K for Fiscal
                              Year Ended June 30, 1994
                           by Parker-Hannifin Corporation




                        Executive Liability and Indemnification
                                  Insurance Policy




              *Numbered in accordance with Item 601 of Regulation S-K.

                        Executive Protection Policy for:
                          PARKER HANNIFIN CORPORATION


Form 14-02-0941 (Ed. 1-92)                                     Page 1 of 5

Executive Protection Policy

                                  DECLARATIONS

                                  EXECUTIVE PROTECTION POLICY

                                  Policy Number 8125-69-4lC

                            Federal Insurance Company, a stock insurance company, incorporated under the laws of Indiana, herein called the Company.

Item 1. Parent Organization:
        PARKER HANNIFIN CORPORATION

        17325 EUCLID AVENUE
        CLEVELAND, OHIO
        44112


Item 2. Policy Period:         From 12:01 A.M. on JANUARY 31, 1994
                               To   12:01 A.M.    JANUARY 31, 1995
                               Local time at the address shown in Item 1.

Item 3. Coverage Summary
        Description
        GENERAL TERMS AND CONDITIONS
        EXECUTIVE LIABILITY AND INDEMNIFICATION
        FIDUCIARY LIABILITY
        CRIME INSURANCE
        KIDNAP/RANSOM AND EXTORTION
        OUTSIDE DIRECTORSHIP LIABILITY

Item 4. Termination of
        Prior Policies: 81256941-B

THE EXECUTIVE LIABILITY AND INDEMNIFICATION, FIDUCIARY LIABILITY,
OUTSIDE DIRECTORSHIP LIABILITY AND EMPLOYMENT PRACTICES LIABILITY
COVERAGE SECTIONS (WHICHEVER ARE APPLICABLE) ARE ALL WRITTEN ON A
CLAIMS MADE BASIS. EXCEPT AS OTHERWISE PROVIDED, THESE COVERAGE SECTIONS COVER ONLY CLAIMS FIRST MADE AGAINST THE INSURED DURING THE POLICY PERIOD. PLEASE READ CAREFULLY.

In witness whereof, the Company issuing this policy has caused this policy to be signed by its authorized officers, but it shall not be valid unless also signed by a duly authorized representative of the Company.

                  FEDERAL INSURANCE COMPANY


________________________             ____________________________
       Secretary                               President



________________________             ____________________________
    Date                               Authorized Representative

Form 14-02-0941 (Ed. 1-92)                            Page 2 of 5

General Terms
and Conditions

Territory               1.  Coverage shall extend anywhere in the world.

Terms and Conditions    2.  Except for the General Terms and Conditions
                            or unless stated to the contrary in any
                            coverage section, the terms and conditions of each coverage section of this policy apply only to that section and shall not be construed to apply to any other coverage section of this policy.


Limits of Liability     3.  Unless stated to the contrary in any
and Deductible Amounts      coverage section, the limits of liability
                            and deductible amounts shown for each
                            coverage section of this policy are separate limits of liability and separate deductible amounts pertaining to the coverage section for which they are shown; the application of a deductible amount to a loss under one coverage section of this policy shall not reduce the deductible amount under any other coverage section of this policy.


Notice                  4.  Notice to the Company under this policy
                            shall be given in writing addressed to:

                            Notice of Claim:

                                      National Claims Department
                                  Chubb Group of Insurance Companies
                                        15 Mountain View Road
                                       Warren, New Jersey 07059

                            All Other Notices:

                                    Executive Protection Department
                                  Chubb Group of Insurance Companies
                                        15 Mountain View Road
                                       Warren, New Jersey 07059

                            Such notice shall be effective on the date of receipt by the Company at such address.


Investigation           5.  The Company may make any investigation it
and Settlement              deems necessary and may, with the written
                            consent of the Insured, make any settlement of a claim it deems expedient. If the Insured withholds consent to such settlement, the Company's liability for all loss on account of such claim shall not exceed the amount for which the Company could have settled such claim plus costs, charges and expenses accrued as of the date such settlement was proposed in writing by the Company to the Insured.



Form 14-02-0941 (Ed 1-92)                                      Page 3 of 5

General Terms
and Conditions

Valuation and           6.    All premiums, limits, retentions, loss
Foreign Currency              and other amounts under this policy are
                              expressed and payable in the currency of the United States of America. Except as otherwise provided in any coverage section, if judgment is rendered, settlement is denominated or another element of loss under this policy is stated in a currency other than United
                              States of America dollars, payment under this policy shall be made in United
                              States dollars at the rate of exchange
                              published in the Wall Street Journal on
                              the date the final judgment is reached,
                              the amount of the settlement is agreed
                              upon or the other element of loss is
                              due, respectively.


Subrogation             7.   In the event of any payment under this
                             policy, the Company shall be subrogated
                             to the extent of such payment to all the Insured's rights of recovery, and the Insured shall execute all papers required and shall do everything necessary to secure and preserve such rights, including the execution of such documents necessary to enable the Company effectively to bring suit in the name of the Insured.


Action Against          8.   No action shall lie against the Company
the Company                  unless, as a condition precedent thereto,
                             there shall have been full compliance with all the terms of this policy. No person or organization shall have any right under this policy to join the Company as a party to any action against the Insured to determine the Insured's liability nor shall the Company be impleaded by the Insured or his legal representatives.
                             Bankruptcy or insolvency of an Insured
                             or of the estate of an Insured shall not relieve the Company of its obligations nor deprive the Company of its rights under this policy.


Authorization Clause    9.   By acceptance of this policy, the Parent
                             Organization agrees to act on behalf
                             of all Insureds with respect to the
                             giving and receiving of notice of claim
                             or termination, the payment of premiums
                             and the receiving of any return premiums that may become due under this policy, the negotiation, agreement to and acceptance of endorsements, and the giving or receiving of any notice provided for in this policy (except the giving of notice to apply for the Extended Reporting Period), and the
                             Insureds agree that the Parent
                             Organization shall act on their behalf.


Alteration             10.   No change in, modification of, or
and Assignment               assignment of interest under this policy
                             shall be effective except when made by a written endorsement to this policy which is signed by an authorized employee of Chubb & Son Inc.


Termination of         11.   This policy or any coverage section shall
Policy or                    terminate at the earliest of the following
Coverage Section             times:
                             (A) sixty days after the receipt by the Parent
                                 Organization of a written notice
                                 of termination from the Company,

                             (B) upon the receipt by the Company of
                                 written notice of termination from the
                                 Parent Organization,

Form 14-02-0941 (Ed. 1-92)                                   Page 4 of 5

General Terms
and Conditions

Termination of               (C) upon expiration of the Policy Period as
Policy or                        set forth in Item 2 of the
Coverage Section                 Declarations of this policy, or
(continued)
                             (D) at such other time as may be agreed upon
                                 by the Company and the Parent
                                 Organization.


                             The Company shall refund the unearned premium computed at customary short rates if the policy or any coverage section is terminated by the Parent Organization. Under any other circumstances the refund shall be computed pro rata.


Termination of         12.   Any bonds or policies issued by the Company
Prior Bonds                  or its affiliates and specified in
or Policies                  Item 4 of the Declarations of this policy
                             shall terminate, if not already terminated, as of the inception date of this policy.
                             Such prior bonds or policies shall not
                             cover any loss under the Crime or
                             Kidnap/Ransom & Extortion coverage sections not discovered and notified to the Company prior to the inception date of this policy.


Definitions            13.   When used in this policy:

                             Parent Organization means the organization designated in Item 1 of the Declarations of this policy.

                             Policy Period means the period of time
                             specified in Item 2 of the Declarations
                             of this policy, subject to prior termination in accordance with Subsection 11 above. If this period is less than or greater than one year, then the Limits of Liability specified in the Declarations for each coverage section shall be the Company's maximum limit of liability under such coverage section for the entire period.







Form 14-02-0941 (Ed. 1-92)                                    Page 5 of 5

Effective date of
this endorsement: JANUARY 31, 1994

To be attached to and form part of        Company: FEDERAL INSURANCE COMPANY
Policy No. 8125-69-4lC


Issued to: PARKER HANNIFIN CORPORATION


The following is a schedule of endorsements issued with the policy at inception:



GENERAL TERMS AND CONDITIONS

ENDORSEMENT NUMBER                             FORM NUMBER

       1                                       14-02-0961

EXECUTIVE LIABILITY AND INDEMNIFICATION

ENDORSEMENT NUMBER                             FORM NUMBER

       1                                       14-02-0961
       2                                       14-02-0961
       3                                       14-02-0961
       4                                       14-02-1049
       5                                       14-02-1106
       6                                       14-02-1166

FIDUCIARY LIABILITY

ENDORSEMENT NUMBER                             FORM NUMBER

       1                                       14-02-0961
       2                                       14-02-0961

CRIME INSURANCE

ENDORSEMENT NUMBER                             FORM NUMBER

       1                                       14-02-0976
       2                                       14-02-0998

KIDNAP/RANSOM AND EXTORTION

ENDORSEMENT NUMBER                             FORM NUMBER

       1                                       14-02-0961
       2                                       14-02-0961
       3                                       14-02-1024



Page 1 Continued
Form 14-02-1252 (Ed. 12/92)

OUTSIDE DIRECTORSHIP LIABILITY

ENDORSEMENT NUMBER                             FORM NUMBER

       1                                       14-02-0961
       2                                       14-02-0961
       3                                       14-02-0961




Page 2 Last page
Form 14-02-1252 (Ed. 12/92)

                                                                 ENDORSEMENT

Coverage Section: GENERAL TERMS       Company: FEDERAL INSURANCE COMPANY

Effective date of                     Endorsement No: 1
this endorsement: JANUARY 31, 1994

                                      To be attached to and form part of
                                      Policy No. 8125-69-41C


Issued to: PARKER HANNIFIN CORPORATION



It is agreed that subsection 5, Investigation and Settlement, is deleted in its entirety and replaced with the following:

     5. The Company may make any investigation it deems necessary and may, with the written consent of the Insured, make any settlement of a claim it deems expedient.
         With respect to any coverage section other than the Executive Liability and
         Indemnification and Outside Directorship
         Liability coverage sections, if the Insured withholds consent to such settlement, the Company's liability for all loss on account of such claim shall not exceed the amount for which the Company could have settled such claim plus costs, charges and expenses accrued as of the date such settlement was proposed in writing by the Company to the Insured.

ALL OTHER TERMS AND CONDITIONS REMAIN UNCHANGED.


                                               ___________________________
                                                Authorized Representative


                                               ___________________________
                                                           Date



Page 1 Last page
Form 14-02-0961 (Rev. 1-92)

                                             DECLARATIONS

                                             EXECUTIVE LIABILITY AND
                                             INDEMNIFICATION COVERAGE SECTION
Item 1.        Parent Organization:
               PARKER HANNIFIN CORPORATION








Item 2.        Limits of Liability:

              (A)   Each Loss            $ 25,000,000.00
              (B)   Each Policy Period   $ 25,000,000.00

              Note that the limits of liability and any deductible or retention are reduced or exhausted by Defense Costs.

Item 3.       Coinsurance Percent: NONE

Item 4.       Deductible Amount:

                    Insuring Clause 2    $ 750,000.00

Item 5.       Insured Organization:
              PARKER HANNIFIN CORPORATION
              and its Subsidiaries and its
              Operating Groups;
              PARKER HANNIFIN FOUNDATION


Item 6.       Insured Persons:
              Any person who has been, now is, or shall become a duly elected director or a duly elected or appointed officer of the Insured Organization.




Item 7.       Extended Reporting Period:

              (A) Additional Premium: 80% of the Annual Premium
              (B) Additional Period:  One Year

Item 8.       Pending or Prior Date: May 22, 1970

Item 9.       Continuity Date: May 22, 1970



Form 14-02 0943 (Ed. 1/92)                                    Page 1 of 10

Executive Liability     In consideration of payment of the premium and
and Indemnification     subject to the Declarations, General
Coverage Section        Terms and Conditions, and the limitations,
                        conditions, provisions and other terms of this coverage section, the Company agrees as follows:

Insuring Clauses

Executive               1.   The Company shall pay on behalf of each of the
Liability Coverage           Insured Persons all Loss for which the Insured
Insuring Clause 1            Person is not indemnified by the Insured
                             Organization and which the Insured Person becomes legally obligated to pay on account of any claim first made against him, individually or otherwise, during the Policy Period or, if exercised, during the Extended Reporting
                             Period, for a Wrongful Act committed, attempted, or allegedly committed or attempted by such Insured Person before or during the Policy
                             Period.


Executive               2.   The Company shall pay on behalf of the Insured
Indemnification              Organization all Loss for which the Insured
Coverage                     Organization grants indemnification to each
Insuring Clause 2            Insured Person, as permitted or required by
                             law, which the Insured Person has become legally obligated to pay on account of any Claim first made against him, individually or otherwise, during the Policy Period or, if exercised, during the Extended Reporting Period, for a Wrongful Act committed, attempted, or allegedly committed or attempted by such Insured Person before or during the Policy Period.


Estates and Legal       3.   Subject otherwise to the General Terms and
Representatives              Conditions and the limitations, conditions,
                             provisions and other terms of this coverage section, coverage shall extend to Claims for the Wrongful Acts of Insured Persons made against the estates, heirs, legal representatives or assigns of Insured Persons who are deceased or against the legal representatives or assigns of Insured
                             Persons who are incompetent, insolvent or bankrupt.


Extended                4.   If the Company terminates or refuses to renew
Reporting Period             this coverage section other than for nonpayment
                             of premium, the Parent Organization and the Insured Persons shall have the right, upon payment of the additional premium set forth in Item 7(A) of the Declarations for this coverage section, to an extension of the coverage granted by this coverage section for the period set forth in Item 7(B) of the Declarations for this coverage section (Extended
                             Reporting Period) following the effective date of termination or nonrenewal, but only for any Wrongful Act committed, attempted, or allegedly committed or attempted, prior to the effective date of termination or nonrenewal. This right of extension shall lapse unless written notice of such election, together with payment of the additional premium due, is received by the Company within 30 days following the effective date of termination or nonrenewal. Any Claim made during the Extended Reporting Period shall be deemed to have been made during the immediately preceding Policy Period.

                             If the Parent Organization terminates or declines to accept renewal, the Company may, if requested, at its sole option, grant an Extended Reporting Period. The offer of renewal terms and conditions or premiums different from those in effect prior to renewal shall not constitute refusal to renew.



Form 14-02-0943 (Ed. 1/92)                                    Page 2 of 10

Exclusions

Exclusions Applicable   5.   The Company shall not be liable for Loss on
to Insuring                  account of any Claim made against any Insured
Clauses 1 and 2              Person:

                             (a) based upon, arising from, or in consequence
                                 of any circumstance if written notice of such circumstance has been given under any policy or coverage section of which this coverage section is a renewal or replacement and is such prior policy or coverage section affords coverage (or would afford such coverage except for the exhaustion of its limits of liability) for such Loss, in whole or in part, as a result of such notice;

                             (b) based upon, arising from, or in consequence
                                 of any demand, suit or other proceeding
                                 pending, or order, decree or judgement
                                 entered against any Insured on or prior to the Pending or Prior Date set forth in
                                 Item 8 of the Declarations for this coverage section, or the same or any substantially similar fact, circumstance or situation underlying or alleged therein;

                             (c) brought or maintained by or on behalf of any
                                 Insured except:
                                 (i) a Claim that is a derivative action
                                     brought or maintained on behalf of
                                     an Insured Organization by one or more
                                     persons who are not Insured Persons and
                                     who bring and maintain the Claim without the solicitation, assistance or participation of any Insured,
                                (ii) a Claim brought or maintained by an
                                     Insured Person for the actual or alleged wrongful termination of the Insured Person, or
                               (iii) a Claim brought or maintained by an
                                     Insured Person for contribution or
                                     indemnity, if the Claim directly results from another Claim covered under this coverage section;

                             (d) for an actual or alleged violation of the
                                 responsibilities, obligations or duties
                                 imposed by the Employee Retirement Income
                                 Security Act of 1974 and amendments thereto or similar provisions of any federal, state or local statutory law or common law upon fiduciaries of any pension, profit sharing, health and welfare or other employee benefit plan or trust established or maintained for the purpose of providing benefits to employees of an Insured Organization;

                             (e) for bodily injury, mental or emotional
                                 distress, sickness, disease or death
                                 of any person or damage to or destruction of any tangible property including loss of use thereof; or

                             (f) based upon, arising from, or in consequence
                                 of (i) the actual, alleged or threatened discharge, release, escape or disposal of Pollutants into or on real or personal property, water or the atmosphere; or (ii) any direction or request that the Insured test for, monitor, clean up, remove, contain, treat, detoxify or neutralize Pollutants, or any voluntary decision to do so; including but not limited to any Claim for financial loss to the Insured Organization, its security holders or its creditors based upon, arising from, or in consequence of the matter described in (i) or (ii) of this exclusion.




Form 14-02-0943 (Ed. 1/92)                                    Page 3 of 10

Exclusions
(continued)

Exclusions Applicable   6.   The Company shall not be liable under Insuring
to Insuring                  Clause 1 for Loss on account of any Claim made
Clause 1 Only                against any Insured Person:
                             (a) for an accounting of profits made from the
                                 purchase or sale by such Insured Person of securities of the Insured Organization within the meaning of Section 16 (b) of the Securities Exchange Act of 1934 and amendments thereto or similar provisions of any federal, state or local statutory law or common law;

                             (b) based upon, arising from, or in consequence
                                 of any deliberately fraudulent act or
                                 omission or any willful violation of any statute or regulation by such Insured Person, if a judgement or other final adjudication adverse to the Insured Person establishes such a deliberately fraudulent act or omission or willful violation; or

                             (c) based upon, arising from, or in consequence
                                 of such Insured Person having gained in fact any personal profit, remuneration or advantage to which such Insured Person was not legally entitled.


Severability            7.   With respect to the Exclusions in Subsections 5
of Exclusions                and 6 of this coverage section, no fact
                             pertaining to or knowledge possessed by any Insured Person shall be imputed to any other
                             Insured Person to determine if coverage is available.


Limit of Liability,     8.   For the purposes of this coverage section, all
Deductible and               Loss arising out of the same Wrongful Act and
Coinsurance                  all Interrelated Wrongful Acts of any Insured
                             Person shall be deemed one Loss, and such Loss shall be deemed to have originated in the earliest Policy Period in which a Claim is first made against any Insured Person alleging any such Wrongful Act or Interrelated Wrongful Acts.

                             The Company's maximum liability for each Loss, whether covered under Insuring Clause 1 or Insuring Clause 2 or both, shall be the Limit of Liability for each Loss set forth in Item 2(A) of the Declarations for this coverage section.
                             The Company's maximum aggregate liability for all Loss on account of all Claims first made during the same Policy Period, whether covered under Insuring Clause 1 or Insuring Clause 2 or both, shall be the Limit of Liability for each Policy Period set forth in Item 2(B) of the Declarations for this coverage section.

                             The Company's liability under Insuring Clause 2 shall apply only to that part of each Loss which is excess of the Deductible Amount set forth in
                             Item 4 of the Declarations for this coverage section and such Deductible Amount shall be borne by the Insureds uninsured and at their own risk.

                             If a single Loss is covered in part under Insuring Clause 1 and in part under Insuring Clause 2, the Deductible Amount applicable to the Loss shall be the Insuring Clause 2 deductible set forth in Item 4 of the Declarations for this coverage section.




Form 14-02-0943 (Ed. 1/92)                                    Page 4 of 10

Limit of Liability,          With respect to all Loss (excess of the
Deductible and               applicable Deductible Amount) originating
Coinsurance                  in any one Policy Period, the Insureds shall bear
(continued)                  uninsured and at their own risk that percent of
                             all such Loss specified as the Coinsurance
                             Percent in Item 3 of the Declarations for this coverage section, and the Company's liability hereunder shall apply only to the remaining percent of all such Loss.

                             Any Loss covered in whole or in part by this coverage section and the Employment Practices Liability coverage section of this policy (if purchased) shall be subject to the limits of liability, deductible and coinsurance percent applicable to such other coverage section; provided, however, if any limit of liability applicable to such other coverage section is exhausted with respect to such Loss, any remaining portion of such Loss otherwise covered by this coverage section shall be subject to the Limits of Liability and Coinsurance Percent applicable to this coverage section, as reduced by the amount of such Loss otherwise covered by this coverage section which is paid by the Company pursuant to such other coverage section.

                             For purposes of this Subsection 8 only, the Extended Reporting Period, if exercised, shall be part of and not in addition to the immediately preceding Policy Period.


Presumptive             9.   If the Insured Organization:
Indemnification              (a) fails or refuses, other than for reason of
                                 Financial Impairment, to indemnify the
                                 Insured Person for Loss; and

                             (b) is permitted or required to indemnify the
                                 Insured Person for such Loss pursuant to:

                                 (i) the by-laws or certificate of
                                     incorporation of the Insured Organization in effect at the inception of this coverage section, or

                                (ii) any subsequently amended or superseding
                                     by-laws or certificate of incorporation
                                     of the Insured Organization provided,
                                     however, that such amended or superseding by-laws or certificate of incorporation expand or broaden, and do not restrict or in any way limit, the Insured
                                     Organization's ability to indemnify the
                                     Insured Person;

                             then, notwithstanding any other conditions, provisions or terms of this coverage section to the contrary, any payment by the Company of such Loss shall be subject to (i) the Insuring Clause 2 Deductible Amount set forth in Item 4 of the Declarations for this coverage section, and (ii) all of the Exclusions set forth in Subsections 5 and 6 of this coverage section.

                             For purposes of this Subsection 9, the
                             shareholder and board of director resolutions of the Insured Organization shall be deemed to provide indemnification for such Loss to the fullest extent permitted by such by-laws or certificate of incorporation.




Form 14-02-0943 (Ed. 1/92)                                    Page 5 of 10

Reporting              10.   The Insureds shall, as a condition precedent to
and Notice                   exercising their rights under this coverage
                             section, give to the Company written notice as soon as practicable of any Claim made against any of them for a Wrongful Act.

                             If during the Policy Period or Extended Reporting Period (if exercised) an Insured becomes aware of circumstances which could give rise to a Claim and gives written notice of such circumstance(s) to the Company, then any Claims subsequently arising from such circumstances shall be considered to have been made during the Policy Period or the Extended Reporting Period in which the circumstances were first reported to the Company.

                             The Insureds shall, as a condition precedent to exercising their rights under this coverage section, give to the Company such information and cooperation as it may reasonably require, including but not limited to a description of the Claim or circumstances, the nature of the alleged Wrongful Act, the nature of the alleged or potential damage, the names of actual or potential claimants, and the manner in which the Insured first became aware of the Claim or circumstances.


Defense and            11.   Subject to this Subsection, it shall be the duty
Settlement                   of the Insured Persons and not the duty of the
                             Company to defend Claims made against the Insured
                             Persons.

                             The Insureds agree not to settle any Claim, incur any Defense Costs or otherwise assume any contractual obligation or admit any liability with respect to any Claim without the Company's written consent, which shall not be unreasonably withheld. The Company shall not be liable for any settlement, Defense Costs, assumed obligation or admission to which it has not consented.

                             The Company shall have the right and shall be given the opportunity to effectively associate with the Insureds in the investigation, defense and settlement, including but not limited to the negotiation of a settlement, of any Claim that appears reasonably likely to be covered in whole or in part by this coverage section.

                             The Insureds agree to provide the Company with all information, assistance and cooperation which the Company reasonably requests and agree that in the event of a Claim the Insureds will do nothing that may prejudice the Company's position or its potential or actual rights of recovery.

                             Defense Costs are part of and not in addition to the Limits of Liability set forth in Item 2 of the Declarations for this coverage section, and the payment by the Company of Defense Costs reduces such Limits of Liability.


Allocation             12.   If both Loss covered by this coverage section and
                             loss not covered by this coverage section are incurred, either because a claim against the Insured Persons includes both covered and uncovered matters or because a Claim is made against both an Insured Person and others, including the Insured Organization, the Insureds and the Company shall use their best efforts to agree upon a fair and proper allocation of such amount between covered Loss and uncovered loss.



Form 14-02-0943 (Ed. 1/92)                                    Page 6 of 10

Allocation                   If the Insureds and the Company agree on an
(continued)                  allocation of Defense Costs, the Company shall
                             advance on a current basis Defense Costs allocated to the covered Loss. If the Insureds and the Company cannot agree on an allocation:

                             (a) no presumption as to allocation shall exist
                                 in any arbitration, suit or other proceeding;

                             (b) the Company shall advance on a current basis
                                 Defense Costs which the Company believes to be covered under this coverage section until a different allocation is negotiated, arbitrated or judicially determined; and

                             (c) the Company, if requested by the Insureds,
                                 shall submit the dispute to binding
                                 arbitration. The rules of the American
                                 Arbitration Association shall apply except with respect to the selection of the arbitration panel, which shall consist of one arbitrator selected by the Insureds, one arbitrator selected by the Company, and a third independent arbitrator selected by the first two arbitrators.

                             Any negotiated, arbitrated or judicially determined allocation of Defense Costs on account of a Claim shall be applied retroactively to all Defense Costs on account of such Claim, notwithstanding any prior advancement to the contrary. Any allocation or advancement of Defense Costs on account of a Claim shall not apply to or create any presumption with respect to the allocation of other Loss on account of such Claim.


Other                  13.   If any Loss arising from any Claim made against
Insurance                    any Insured Persons is insured under any other
                             valid policy(ies), prior or current, then this coverage section shall cover such Loss, subject to its limitations, conditions, provisions and other terms, only to the extent that the amount of such Loss is in excess of the amount of payment from such other insurance whether such other insurance is stated to be primary, contributory, excess, contingent or otherwise, unless such other insurance is written only as specific excess insurance over the Limits of Liability provided in this coverage section.


Changes in
Exposure

Acquisition or         14.   If the Insured Organization (i) acquires
Creation of                  securities or voting rights in another
Another Organization         organization or creates another organization,
                             which as a result of such acquisition or creation becomes a Subsidiary, or (ii) acquires any organization by merger into or consolidation with an Insured Organization, such organization and its Insured Persons shall be Insureds under this coverage section but only with respect to Wrongful Acts committed, attempted, or allegedly committed or attempted, after such acquisition or creation unless the Company agrees, after presentation of a complete application and all appropriate information, to provide coverage by endorsement for Wrongful Acts committed, attempted, or allegedly committed or attempted, by such Insured Persons prior to such acquisition or creation.




Form 14-02-0943 (Ed. 1/92)                                    Page 7 of 10

Changes in
Exposure

Acquisition or               If the fair value of all cash, securities,
Creation of                  assumed indebtedness and other consideration paid
Another Organization         by the Insured Organization for any such
(continued)                  acquisition or creation exceeds 10% of the total
                             assets of the Parent Organization as reflected in the Parent Organization's most recent audited consolidated financial statements, the Parent
                             Organization shall give written notice of such acquisition or creation to the Company as soon as practicable together with such information as the Company may require and shall pay any reasonable additional premium required by the Company.




Acquisition of Parent  15.   If (i) the Parent Organization merges into or
Organization by              consolidates with another organization, or (ii)
Another Organization         another organization or person or group of
                             organizations and/or persons acting in concert acquires securities or voting rights which result in ownership or voting control by the other organization(s) or person(s) of more than 50% of the outstanding securities representing the present right to vote for the election of directors of the Parent Organization, coverage under this coverage section shall continue until termination of this coverage section, but only with respect to Claims for Wrongful Acts committed, attempted, or allegedly committed or attempted, by Insured Persons prior to such merger, consolidation or acquisition. The Parent
                             Organization shall give written notice of such merger, consolidation or acquisition to the Company as soon as practicable together with such information as the Company may require.


Cessation of           16.   In the event an organization ceases to be a
Subsidiaries                 Subsidiary before or after the Inception Date of
                             this coverage section, coverage with respect to such Subsidiary and its Insured Persons shall continue until termination of this coverage section but only with respect to Claims for Wrongful Acts committed, attempted or allegedly committed or attempted prior to the date such organization ceased to be a Subsidiary.


Representations        17.   In granting coverage to any one of the Insureds,
and Severability             the Company has relied upon the declarations and
                             statements in the written application for this coverage section and upon any declarations and statements in the original written application submitted to another insurer in respect of the prior coverage incepting as of the Continuity
                             Date set forth in Item 9 of the Declarations for this coverage section. All such declarations and statements are the basis of such coverage and shall be considered as incorporated in and constituting part of this coverage section.

                             Such written application(s) for coverage shall be construed as a separate application for coverage by each of the Insured Persons. With respect to the declarations and statements contained in such written application(s) for coverage, no statement in the application or knowledge possessed by any Insured Person shall be imputed to any other Insured Person for the purpose of determining if coverage is available.




Form 14-02-0943 (Ed. 1/92)                                    Page 8 of 10

Definitions            18.   When used in this coverage section:

                             Claim means:

                             (i) a written demand for monetary damages,

                            (ii) a civil proceeding commenced by the service
                                 of a complaint or similar pleading,

                           (iii) a criminal proceeding commenced by a return
                                 of an indictment, or

                            (iv) a formal administrative or regulatory
                                 proceeding commenced by the filing of a
                                 notice of charges, formal investigative order of similar document,

                             against any Insured Person for a Wrongful Act, including any appeal therefrom.

                             Defense Costs means that part of Loss consisting of reasonable costs, charges, fees (including but not limited to attorneys' fees and experts' fees) and expenses (other than regular or overtime wages, salaries or fees of the directors, officers or employees of the Insured Organization) incurred in defending or investigating claims and the premium for appeal, attachment or similar bonds.

                             Financial Impairment means the status of the Insured Organization resulting from (i) the appointment by any state or federal official, agency or court of any receiver, conservator, liquidator, trustee, rehabilitator or similar official to take control of, supervise, manage or liquidate the Insured Organization, or (ii) the Insured Organization becoming a debtor in possession.

                             Insured, either in the singular or plural, means the Insured Organization and any Insured Person.

                             Insured Capacity means the position or capacity designated in Item 6 of the Declarations for this coverage section held by any Insured Person but shall not include any position or capacity in any organization other than the Insured Organization, even if the Insured Organization directed or requested the Insured Person to serve in such other position or capacity.

                             Insured Organization means, collectively, those organizations designated in Item 5 of the Declarations for this coverage section.

                             Insured Person, either in the singular or plural, means any one or more of those persons designated in Item 6 of the Declarations for this coverage section.

                             Interrelated Wrongful Acts means all causally connected Wrongful Acts.

                             Loss means the total amount which any Insured Person becomes legally obligated to pay on account of each Claim and for all Claims in each Policy Period and the Extended Reporting Period, if exercised, made against them for Wrongful Acts for which coverage applies, including, but not limited to, damages, judgements, settlements, costs and Defense Costs. Loss does not include
                             (i) any amount not indemnified by the Insured Organization for which the Insured Person is absolved from payment by reason of any covenant, agreement or court order, (ii) any amount incurred by the Insured Organization (including its board of directors or any committee of the board of directors) in connection with the investigation or evaluation of any Claim or potential Claim by or on behalf of the Insured Organization, (iii) fines or penalties imposed by law or the multiple portion of any multiplied damage award, or (iv) matters uninsurable under the law pursuant to which this coverage section is construed.



Form 14-024-0943 (Ed. 1/92)                                   Page 9 of 10

Definitions                  Pollutants means any substance located anywhere
(continued)                  in the world exhibiting any hazardous
                             characteristics as defined by, or identified on a list of hazardous substances issued by, the United States Environmental Protection Agency or a state, county, municipality or locality counterpart thereof. Such substances shall include. without limitation, solids, liquids, gaseous or thermal irritants, contaminants or smoke, vapor, soot, fumes, acids, alkalis, chemicals or waste materials. Pollutants shall also mean any other air emission, odor, waste water, oil or oil products, infectious or medical waste. asbestos or asbestos products and any noise.

                             Subsidiary, either in the singular or plural, means any organization in which more than 50% of the outstanding securities or voting rights representing the present right to vote for election of directors is owned or controlled, directly or indirectly, in any combination, by one or more Insured Organizations.

                             Wrongful Act means any error, misstatement, misleading statement, act, omission, neglect, or breach of duty committed, attempted, or allegedly committed or attempted, by an Insured Person, individually or otherwise, in his Insured Capacity, or any matter claimed against him solely by reason of his serving in such Insured Capacity.



Form 14-02-0943 (Ed. 1/92)                                   Page 10 of 10

                                                                  ENDORSEMENT

Coverage Section: EXECUTIVE LIABILITY      Company: FEDERAL INSURANCE COMPANY

Effective date of                          Endorsement No:  1
this endorsement: JANUARY 31, 1994

                                           To be attached to and form part of
                                           Policy No. 8125-69-41C


Issued to: PARKER HANNIFIN CORPORATION


It is understood and agreed that:

     1. The premium for the insurance coverage under Insuring Clause 1 of this policy for Insured
         Persons of any Insured Organization
         incorporated under the laws of Australia shall be $1,000.00 (Australian Dollars);

     2. Some or all of the Insured Persons of such Insured Organization(s) have paid personally such premium in its entirety.

ALL OTHER TERMS AND CONDITIONS REMAIN UNCHANGED.


                                                  ___________________________
                                                   Authorized Representative


                                                  ___________________________
                                                               Date




Page 1 Last page
Form 14-02-0961 (Rev. 1-92)

                                                                  ENDORSEMENT

Coverage Section: EXECUTIVE LIABILITY      Company: FEDERAL INSURANCE COMPANY

Effective date of                          Endorsement No: 2
this endorsement: JANUARY 31, 1994

                                           to be attached to and form part of
                                           Policy No. 8125-69-41C


Issued to: PARKER HANNIFIN CORPORATION



It is hereby agreed and understood that Item 5 of the Declarations, Insured Organization, is amended to include:

    Assoc. Hydraulics & Pneumatics Pty. Ltd.,
    Parker Enzed Equipment (Australia)
    Pty. Limited, Parker Enzed Technology
    Pty. Limited, Parker Enzed (Australia)
    Pty. Limited, Parker Hannifin (Australia)
    Pty. Ltd., Schrader Bellows (Australia)
    Pty. Ltd., Schrader Pongrass (W.A.) Pty. Ltd.
    and Schrader Scovill Holdings Pty. Ltd.

It is further agreed that as respects the additional
Insured Organizations listed above only, Item 6 of the Declarations, Insured Persons, is amended to read as follows:

All Directors and Officers (as defined in the Corporations Act of 1989)

It is further agreed that there shall be no coverage under this policy for Trustees or Administrators of any Superannuation Funds, Pension Plans, Employee
Benefit Plans, Employee Welfare Plans or any similar Funds, Trust or Plan.

ALL OTHER TERMS AND CONDITIONS REMAIN UNCHANGED.



                                                  ___________________________
                                                   Authorized Representative


                                                  ___________________________
                                                               Date


Page 1 Last page
Form 14-02-0961 (Rev. 1-92)

                                                                  ENDORSEMENT

Coverage Section: EXECUTIVE LIABILITY      Company: FEDERAL INSURANCE COMPANY

Effective date of                          Endorsement No: 3
this endorsement: JANUARY 31, 1994

                                           To be attached to and form part of
                                           Policy No. 8125-69-4lC


Issued to: PARKER HANNIFIN CORPORATION




It is agreed that subsection 5, "Exclusions:  Exclusions
Applicable to Insuring Clauses 1 and 2", is amended by adding the following:

    (g) based upon, arising from, or in consequence of Wrongful Acts or Interrelated Wrongful Acts where all or any part of such acts were committed, attempted or allegedly committed or attempted prior to February 19, 1988, but only as respects: Gull, Inc. and its Subsidiaries

ALL OTHER TERMS AND CONDITIONS REMAIN UNCHANGED.


                                                  ___________________________
                                                   Authorized Representative


                                                  ___________________________
                                                               Date




Page 1 Last page
Form 14-02-0961 (Rev. 1-92)

                                                                  ENDORSEMENT

Coverage Section: EXECUTIVE LIABILITY      Company: FEDERAL INSURANCE COMPANY

Effective date of                          Endorsement No: 4
this endorsement: JANUARY 31, 1994

                                           To be attached to and form part of
                                           Policy No. 8125-69-41C


Issued to: PARKER HANNIFIN CORPORATION




It is agreed that subsection 5, "Exclusions: Exclusions Applicable to Insuring Clauses 1 and 2", is amended by deleting paragraph (e) in its entirety and replacing it with the following:

(e) based upon, arising from, or in consequence of bodily injury, mental or emotional distress, sickness, disease, death, disability, shock, mental injury, false arrest, false imprisonment, wrongful eviction, wrongful entry, wrongful detention, malicious prosecution, libel, slander, defamation, humiliation, invasion of privacy, or damage to or destruction of any tangible property including loss of use thereof. However, this exclusion shall not apply to Loss on account of any Claim brought by any shareholder in his capacity as such, whether in his own right or on behalf of the Insured Organization, provided that such Claim is brought and maintained without the solicitation, assistance or participation of any Insured; or




ALL OTHER TERMS AND CONDITIONS REMAIN UNCHANGED.


                                                  ___________________________
                                                   Authorized Representative


                                                  ___________________________
                                                               Date



Form 14-02-1049 (Ed. 4/92)

                                                                  ENDORSEMENT

Coverage Section: EXECUTIVE LIABILITY      Company: FEDERAL INSURANCE COMPANY

Effective date of                          Endorsement No: 5
this endorsement: JANUARY 31, 1994

                                           To be attached to and form part of
                                           Policy No. 8125-69-41C


Issued to: PARKER HANNIFIN CORPORATION




It is agreed that subsection 5, "Exclusions: Exclusions Applicable to Insuring Clauses 1 and 2", is amended by deleting paragraph (f) in its entirety and replacing it with the following:

  (f)   based upon, arising from, or in consequence of:

        (1) the actual, alleged or threatened discharge, release, escape or disposal of Pollutants into or on real or personal property, water or the atmosphere; or

        (2) any direction or request that the Insured test for, monitor, clean up, remove, contain, treat, detoxify or neutralize Pollutants, or any voluntary decision to do so;

  including but not limited to any Claim for financial loss to the Insured Organization, its security holders or its creditors based upon, arising from or in consequence of the matters described in (1) and (2) above. However, this exclusion shall not apply to Loss (i) which is on account of any Claim brought by any shareholder of the Insured Organization in his capacity as such, whether in his own right or on behalf of the Insured Organization, provided that such Claim is brought and maintained without the assistance, participation or solicitation of any Insured, and (ii) for which the Insured Organization either is not permitted or required, or fails or refuses by reason of Financial Impairment, to indemnify the Insured Person(s). For purposes of this endorsement, the certificate of incorporation, by-laws and shareholder and board of director resolutions of the Insured Organization shall be deemed to provide indemnification to the Insured Person(s) to the fullest extent permitted by law.



ALL OTHER TERMS AND CONDITIONS REMAIN UNCHANGED.


                                                  ___________________________
                                                   Authorized Representative


                                                  ___________________________
                                                               Date



Form 14-02-1106 (Ed. 4/92)

                                                                  ENDORSEMENT

Coverage Section: EXECUTIVE LIABILITY      Company: FEDERAL INSURANCE COMPANY

Effective date of                          Endorsement No: 6
this endorsement: JANUARY 31, 1994

                                           To be attached to and form part of
                                           Policy No. 8125-69-41C


Issued to: PARKER HANNIFIN CORPORATION


It is agreed that if a Claim against an Insured Person includes a claim against the Insured Person's lawful spouse solely by reason of (i) such spouse's status as a spouse of the Insured Person, or (ii) such spouse's ownership interest in property which the claimant seeks as recovery for alleged Wrongful Acts of the Insured Person, all loss which such spouse becomes legally obligated to pay on account of such Claim shall be treated for purposes of this coverage section as Loss which the Insured Person becomes legally obligated to pay on account of the Claim made against the Insured Person. All limitations, conditions, provisions and other terms of coverage (including the deductible) applicable to the Insured Person's Loss shall also be applicable to such spousal loss.

The coverage extension afforded by this Endorsement does not apply to any Claim alleging any wrongful act or omission by the Insured Person's spouse.



ALL OTHER TERMS AND CONDITIONS REMAIN UNCHANGED.


                                                  ___________________________
                                                   Authorized Representative


                                                  ___________________________
                                                               Date




Form 14-02-1166 (Ed. 6/92)

                                            DECLARATIONS

                                            OUTSIDE DIRECTORSHIP LIABILITY
                                            COVERAGE SECTION

Item 1.    Parent Organization:
           PARKER HANNIFIN CORPORATION




Item 2.    Limits of Liability:

           (A) Each Loss                $ 25,000,000.00
           (B) Each Policy Period       $ 25,000,000.00

           Note that the limits of liability and any deductible or retention are reduced or exhausted by Defense Costs.

Item 3.    Coinsurance Percent: NONE

Item 4.    Deductible Amount:

               Insuring Clause 2      $    750,000.00

Item 5.    Insured Organization:
           PARKER HANNIFIN CORPORATION
           and its Subsidiaries and its
           Operating Groups;
           PARKER HANNIFIN FOUNDATION


Item 6.    Insured Persons:
           With regard to a Non-Profit Outside Entity, any person who has been, now is or shall become a duly elected director, a duly elected or appointed officer, or an employee of the Insured Organization. With regard to any Scheduled Outside Entity, any individual listed on a Scheduled Outside Entity Endorsement.

Item 7.    Extended Reporting Period:

            (A) Additional Premium:       80% of the Annual Premium
            (B) Additional Period:        One Year

Item 8.    Pending or Prior Date:         January 31, 1992

Item 9.    Continuity Date:               January 31, 1992


Form 14-02-0951 (Ed. 1-92)                                    Page 1 of 10

Outside Directorship    In consideration of payment of the premium and
Liability Coverage      subject to the Declarations, General
Section                 Terms and Conditions, and the limitations,
                        conditions, provisions and other terms of this coverage section, the Company agrees as follows:


Insuring Clauses

Outside Directorship    1.   The Company shall pay on behalf of each of the
Liability Coverage           Insured Persons who serve in an Outside
Insuring Clause 1            Directorship all Loss for which the Insured
                             Person is not indemnified by the Insured
                             Organization or the Outside Entity and which the Insured Person becomes legally obligated to pay on account of any Claim first made against him, individually or otherwise, during the Policy Period or, if exercised, during the Extended Reporting Period, for a Wrongful Act committed, attempted, or allegedly committed or attempted by such Insured Person before or during the Policy Period.


Outside Directorship    2.   The Company shall pay on behalf of the Insured
Indemnification Coverage     Organization all Loss (i) for which the
Insuring Clause 2            Insured Organization grants indemnification,
                             as permitted or required by law, to each Insured Person who serves in an Outside
                             Directorship (ii) for which the Insured Person is not indemnified by the Outside Entity, and
                             (iii) which the Insured Person has become legally obligated to pay on account of any Claim first made against him, individually or otherwise, during the Policy Period or, if exercised, during the Extended Reporting
                             Period for a Wrongful Act committed,
                             attempted, or allegedly committed or attempted by such Insured Person before or during the Policy Period.


Estates and Legal       3.   Subject otherwise to the General Terms and
Representatives              Conditions and the limitations, conditions,
                             provisions and other terms of this coverage section, coverage shall extend to Claims for the Wrongful Acts of Insured Persons made against the estates, heirs, legal representatives or assigns of Injured Persons who are deceased or against the legal representatives or assigns of Insured Persons who are incompetent, insolvent or bankrupt.


Extended                4.   If the Company terminates or refuses to renew
Reporting Period             this coverage section other than for
                             nonpayment of premium, the Parent Organization and the Insured Persons shall have the right, upon payment of the additional premium set forth in item 7(A) of the Declarations for this coverage section, to an extension of the coverage granted by this coverage section for the period set forth in Item 7(B) of the Declarations for this coverage section
                             (Extended Reporting Period) following the effective date of termination or nonrenewal, but only for any Wrongful Act committed, attempted, or allegedly committed or attempted, prior to the effective date of termination or nonrenewal. This right of extension shall lapse unless written notice of such election, together with payment of the additional premium due, is received by the Company within 30 days following the effective date of termination or nonrenewal.
                             Any Claim made during the Extended Reporting
                             Period shall be deemed to have been made during the immediately preceding Policy
                             Period.


                             If the Parent Organization terminates or declines to accept renewal, the Company may, if requested, at its sole option, grant an Extended Reporting Period. The offer of renewal terms and conditions or premiums different from those in effect prior to renewal shall not constitute refusal to renew.


Form 14-02-0951 (Ed. 1-92)                                    Page 2 of 10

Exclusions

Exclusions              5.   The Company shall not be liable for Loss on
Applicable to                account of any Claim made against any Insured
Insuring Clauses 1 and 2     Person:

                             (a) based upon, arising from, or in
                                 consequence of any circumstance if written notice of such circumstance has been given under any policy or coverage section of which this coverage section is a renewal or replacement and if such prior policy or coverage section affords coverage (or would afford such coverage except for the exhaustion of its limits of liability) for such Loss, in whole or in part, as a result of such notice.

                             (b) based upon, arising from, or in
                                 consequence of any demand, suit or other proceeding pending, or order, decree or judgment entered against any Insured Person on or prior to:

                                 (i) the Pending or Prior Date set forth in
                                     Item 8 of the Declarations for this
                                     coverage section with respect to
                                     Outside Directorships in a Non-Profit
                                     Outside Entity;

                                (ii) the Pending or Prior Date set forth
                                     in the Scheduled Outside Entity
                                     Endorsement hereto with respect to
                                     Outside Directorships in a Scheduled
                                     Outside Entity,

                                 or the same or any substantially similar fact, circumstance or situation underlying or alleged therein;

                             (c) brought or maintained by or on behalf of
                                 any Insured, the Outside Entity, or one or more of the Outside Entity's directors, officers, trustees, governors or equivalent executives, except:

                                 (i) a Claim that is a derivative action
                                     brought and maintained on behalf
                                     of an Insured Organization by one or
                                     more persons who are not
                                     Insured Persons and who bring and
                                     maintain the Claim without the
                                     solicitation, assistance or
                                     participation of any Insured; or

                                (ii) a Claim that is a derivative action
                                     brought and maintained on behalf
                                     of the Outside Entity by one or more
                                     persons who are not directors,
                                     officers, trustees, governors or
                                     equivalent executives of the Outside
                                     Entity and who bring and maintain the
                                     Claim without the solicitation,
                                     assistance or participation of the
                                     Outside Entity or any director,
                                     officer, trustee, governor or
                                     equivalent executive thereof;

                             (d) for an actual or alleged violation of the
                                 responsibilities, obligations or duties
                                 imposed by the Employee Retirement Income
                                 Security Act of 1974 and amendments
                                 thereto or similar provisions of any
                                 federal, state or local statutory law or common law upon fiduciaries of any pension, profit sharing, health and welfare or other employee benefit plan or trust established or maintained for the purpose of providing benefits to employees of any Outside Entity;

                             (e) for bodily injury, mental or emotional
                                 distress, sickness, disease or death
                                 of any person or damage to or destruction of any tangible property including loss of use thereof;




Form 14-02-0951 (Ed. 1-92)                                    Page 3 of 10

Exclusions

Exclusions                   (f) based upon, arising from, or in
Applicable to                    consequence of (i) the actual, alleged or
Insuring Clauses 1 and 2         threatened discharge, release, escape or
(continued)                      disposal of Pollutants into or on real or
                                 personal property, water or the
                                 atmosphere; or (ii) any direction or
                                 request that the Insured or Outside Entity test for, monitor, clean up, remove, contain, treat, detoxify or neutralize
                                 Pollutants, or any voluntary decision to do so; including but not limited to any Claim for financial loss to the Insured
                                 Organization, the Outside Entity, or any security holders or creditors thereof based upon, arising from, or in consequence of the matters described in
                                 (i) or (ii) of this Exclusion; or

                             (g) for Wrongful Acts committed, attempted or
                                 allegedly committed or attempted after the date such Insured Person ceases to serve in the Outside Directorship.


Exclusions              6.   The Company shall not be liable under Insuring
Applicable to                Clause 1 for Loss on account of any Claim made
Insuring Clause 1 Only       against any Insured Person:

                             (a) for an accounting of profits made from the
                                 purchase or sale by such Insured Person of securities of the Insured Organization or the Outside Entity within the meaning of
                                 Section 16(b) of the Securities Exchange
                                 Act of 1934 and amendments thereto or
                                 similar provisions of any federal, state or local statutory law or common law;

                             (b) based upon, arising from, or in
                                 consequence of any deliberately fraudulent act or omission or any willful violation of any stature or regulation by such Insured Person, if a judgment or other final adjudication adverse to the Insured Person establishes such a deliberately fraudulent act or omission or willful violation; or

                             (c) based upon, arising from, or in
                                 consequence of such Insured Person having gained in fact any personal profit, remuneration or advantage to which such Insured Person was not legally entitled.


Severability            7.   With respect to the Exclusions in Subsections
of Exclusions                5 and 6 of this coverage section, no fact
                             pertaining to or knowledge possessed by any Insured Person shall be imputed to any other
                             Insured Person to determine if coverage is available.

Limit of Liability,     8.   For the purposes of this coverage section, all
Deductible and               Loss arising out of the same Wrongful Act and
Coinsurance                  all Interrelated Wrongful Acts of any Insured
                             Person shall be deemed one Loss, and such Loss shall be deemed to have originated in the earliest Policy Period in which a Claim is first made against any Insured Person alleging any such Wrongful Acts or Interrelated
                             Wrongful Acts.

                             The Company's maximum liability for each Loss, whether covered under Insuring Clause 1 or Insuring Clause 2 or both, shall be the Limit of Liability for Each Loss set forth in Item 2(A) of the Declarations for this coverage section. The Company's maximum aggregate liability for all Loss on account of all Claims first made during the same Policy Period, whether covered under Insuring Clause 1 or Insuring Clause 2 or both, shall be the Limit of Liability for each Policy Period set forth in Item 2(B) of the Declarations for this coverage section.

Form 14-02-0951 (Ed. 1-92)                                    Page 4 of 10

Limit of Liability,          The Company's liability under Insuring Clause
Deductible and               2 shall apply only to that part of each Loss
Coinsurance                  which is excess of the Deductible Amount set
(continued)                  forth in Item 4 of the Declarations for this
                             coverage section and such Deductible Amount shall be borne by the Insureds uninsured and at their own risk.

                             If a single Loss is covered in part under Insuring Clause 1 and in part under Insuring Clause 2, the Deductible Amount applicable to such Loss shall be the Insuring Clause 2 deductible set forth in Item 4 of the Declarations for this coverage section.

                             With respect to all Loss (excess of the
                             applicable Deductible Amount) originating in any one Policy Period, the Insureds shall bear uninsured and at their own risk that percent of all such Loss specified as the Coinsurance Percent in Item 3 of the Declarations for this coverage section and the Company's liability hereunder shall apply only to the remaining percent of all such Loss.

                             For purposes of this Subsection 8 only, the Extended Reporting Period, if exercised, shall be part of and not in addition to the immediately preceding Policy Period.

                             If the Company or any of its subsidiaries or affiliated companies makes payment under another policy or another coverage section of this policy on account of any Claim also covered under this coverage section, the Limit of Liability for this coverage section with respect to such Claim shall be reduced by the amount of such payment.


Presumptive             9.   If the Insured Organization:
Indemnification
                             (a) fails or refuses, other than for reason of
                                 Financial Impairment, to indemnify the
                                 Insured Person for Loss; and

                             (b) is permitted or required to indemnify the
                                 Insured Person for such Loss to the
                                 fullest extent permitted or required by law,

                             then, notwithstanding any other conditions, provisions or terms of this coverage section to the contrary, any payment by the Company of such Loss shall be subject to (i) the Insuring Clause 2 Deductible Amount set forth in Item 4 of the Declarations for this coverage section and (ii) all of the Exclusions set forth in Subsections 5 and 6 of this coverage section.

                             For purposes of this Subsection 9, the
                             shareholder and board of director
                             resolutions of the Insured Organization shall be deemed to provide indemnification for such Loss to the fullest extent permitted or required by law.


Reporting              10.   The Insureds shall, as a condition precedent
and Notice                   to exercising their rights under this coverage
                             section, give to the Company written notice as soon as practicable of any Claim made against any of them for a Wrongful Act.

                             If during the Policy Period or Extended
                             Reporting Period (if exercised) an Insured becomes aware of circumstances which could give rise to a Claim and gives written notice of such circumstance(s) to the Company, then any Claims subsequently arising from such circumstances shall be considered to have been reported during the Policy Period or the Extended Reporting Period in which the circumstances were first reported to the Company.


Form 14-02-0951 (Ed 1-92)                                     Page 5 of 10

Reporting                    The Insureds shall, as a condition precedent
and Notice                   to exercising their rights under this coverage
(continued)                  section, give to the Company such information
                             and cooperation as it may reasonably require, including but not limited to a description of the Claim or circumstances, the nature of the alleged potential damage, the names of actual or potential claimants, and the manner in which the Insured first became aware of the Claims or circumstances.


Defense and            11.   Subject to this Subsection, it shall be the
Settlement                   duty of the Insured Persons and not
                             the duty of the Company to defend Claims made against the Insured Person.

                             The Insureds agree not to settle any Claim, incur any Defense Costs or otherwise assume any contractual obligation or admit any liability with respect to any Claim without the Company's consent, which shall not be unreasonably withheld. The Company shall not be liable for any settlement, Defense Costs, assumed obligation or admission to which it has not consented.

                             The Company shall have the right and shall be given the opportunity to effectively associate with the Insureds in the investigation, defense and settlement, including but not limited to the negotiation of a settlement, of any Claim that appears reasonably likely to be covered in whole or in part by this coverage section.

                             The Insureds agree to provide the Company with all information, assistance and cooperation which the Company reasonably requests and agree that in the event of a Claim the Insureds will do nothing that may prejudice the Company's position or its potential or actual rights of recovery.

                             Defense Costs shall be part of and not in addition to the Limits of Liability set forth in Item 2 of the Declarations for this coverage section, and the payment by the Company of Defense Costs reduces such Limits of Liability.


Allocation             12.   If both Loss covered by this coverage section
                             and loss not covered by this coverage section are incurred, either because a Claim against the Insured Persons includes both covered and uncovered matters or because a claim is made against both an Insured Person and others, including the Insured Organization, and/or the Outside Entity, the Insureds and the Company shall use their best efforts to agree upon a fair and proper allocation of such amount between covered Loss and uncovered loss.

                             If the Insureds and the Company agree on an allocation of Defense Costs, the Company shall advance on a current basis Defense Costs allocated to covered Loss. If the Insureds and the Company cannot agree on an allocation:

                             (a) no presumption as to allocation shall
                                 exist in any arbitration, suit or other
                                 proceeding;

                             (b) the Company shall advance on a current
                                 basis Defense Costs which the Company
                                 believes to be covered under this coverage section until a different allocation is negotiated arbitrated or judicially determined; and

                             (c) the Company, if requested by the Insureds,
                                 shall submit the dispute to binding
                                 arbitration. The rules of the American
                                 Arbitration Association shall apply except with respect to the selection of the arbitration panel, which shall consist of one arbitrator selected by the Insureds, one arbitrator selected by the Company, and a third independent arbitrator selected by the first two arbitrators.



Form 14-02-0951 (Ed. 1-92)                                    Page 6 of 10

Allocation                   Any negotiated, arbitrated or judicially
(continued)                  determined allocation of Defense Costs
                             on account of a Claim shall be applied
                             retroactively to all Defense Costs on
                             account of such Claim, notwithstanding any prior advancement to the contrary.
                             Any allocation or advancement of Defense Costs on account of a Claim shall not apply to or create any presumption with respect to the allocation of other Loss on account of such Claim.


Other Insurance        13.   If the Outside Entity maintains one or more
and Indemnity                insurance policies during the period
                             a Claim otherwise covered by this coverage
                             section is first made against an Injured
                             Person, then with respect to such Claim this coverage section shall be specifically excess of the amount of payment from such other insurance.

                             If any Loss arising from any Claim made
                             against any Insured Persons is insured under any other valid policy(ies), prior or current, or is indemnified by the Outside Entity or any other organization other than the Insured Organization, then this coverage section shall cover such Loss, subject to its limitations, conditions, provisions and other terms, only to the extent that the amount of such Loss is in excess of the amount of payment from such indemnity or other insurance whether such other insurance is stated to be primary, contributory, excess, contingent or otherwise, unless such other insurance is written only as specific excess insurance over the limits provided in this coverage section.

                             The Insureds agree that they will use their best efforts to promptly enforce any rights of the Insured Persons to indemnification by the Outside Entity or any other organization.


Changes in
Exposure

Acquisition or         14.   If the Insured Organization (i) acquires
Creation of                  securities or voting rights in another
Another Organization         organization or creates another organization,
                             which as a result of such acquisition or creation becomes a Subsidiary, or (ii) acquires any organization by merger into or consolidation with an Insured Organization, such organization and its Insured Persons shall be Insureds under this coverage section but only with respect to Wrongful
                             Acts committed, attempted, or allegedly
                             committed or attempted, after such acquisition or creation unless the Company agrees, after presentation of a complete application and all appropriate information, to provide coverage by endorsement for Wrongful Acts committed or attempted, or allegedly committed or attempted, by such Insured Persons prior to such acquisition or creation.

                             If the fair value of all cash, securities, assumed indebtedness and other consideration paid by the Insured Organization for any such acquisition or creation exceeds 10% of the total assets of the Parent Organization as reflected in the Parent Organization's most recent audited consolidated financial statements, the Parent Organization shall give written notice of such acquisition to the Company as soon as practicable together with such information as the Company may require and shall pay any reasonable additional premium required by the Company.




Form 14-02-0951 (Ed. 1-92)                                    Page 7 of 10

Changes in
Exposure
(continued)

Acquisition of         15.   If (i) the Parent Organization merges into or
Parent Organization          consolidates with another organization, or
by Another                   (ii) another organization or person or group
Organization                 of organizations and/or persons acting in
                             concert acquires securities or voting rights which result in ownership or voting control by the other organization(s) or person(s) of more than 50% of the outstanding securities representing the present right to vote for election of directors of the Parent
                             Organization, coverage under this coverage section shall continue until termination of this coverage section, but only with respect to Claims for Wrongful Act committed, attempted, or allegedly committed or attempted by Insured Persons prior to such merger, consolidation or acquisition. The Parent
                             Organization shall give written notice of such merger, consolidation or acquisition as soon as practicable, together with such information as the Company may require.


Cessation of           16.   In the event an organization ceases to be a
Subsidiaries                 Subsidiary before or after the Inception Date
                             of this coverage section, coverage with
                             respect to such Subsidiary and its Insured
                             Persons shall continue until termination of this coverage section, but only with respect to Claims for Wrongful Acts committed, attempted or allegedly committed or attempted prior to the date such organization ceased to be a Subsidiary.


Scope of               17.   The coverage under this coverage section shall
Coverage                     not be construed under any circumstance to
                             extend to any Outside Entity or to any
                             director, officer, trustee, governor or other executive or employee of any Outside Entity, other than the Insured Person in his Outside
                             Directorship.


Representations        18.   In granting coverage to any one of the
and Severability             Insureds, the Company has relied upon the
                             declarations and statements in the written application for this coverage section and upon any declarations and statements in the original written application submitted to another insurer in respect of the prior coverage incepting as of the Continuity Date set forth in Item 9 of the Declarations for this coverage section. All such declarations and statements are the basis of such coverage and shall be considered as incorporated in and constituting part of this coverage section.

                             Such written application(s) for coverage shall be construed as a separate application for coverage by each of the Insured Persons. With respect to the declarations and statements contained in such written application(s) for coverage, no statement in the application or knowledge possessed by any Insured Person shall be imputed to any other Insured Person for the purpose of determining if coverage is available.




Form 14-02-0951 (Ed. 1-92)                                    Page 8 of 10

Definitions            19.   When used in this coverage section:

                             Claim means:

                             (i) a written demand for monetary damages,

                            (ii) a civil proceeding commenced by the
                                 service of a complaint or similar pleading,

                           (iii) a criminal proceeding commenced by a
                                 return of an indictment, or

                            (iv) a formal administrative or regulatory
                                 proceeding commenced by the filing
                                 of a notice of charges, formal
                                 investigative order or similar document,

                             against any Insured Person for a Wrongful Act, including any appeal therefrom.

                             Defense Costs means that part of Loss
                             consisting of reasonable costs, charges, fees (including but not limited to attorneys' fees and experts' fees) and expenses (other than regular or overtime wages, salaries or fees of the directors, officers or employees of the Insured Organization) incurred in defending or investigating Claims, and the premium for appeal, attachment or similar bonds.

                             Financial Impairment means the status of the Insured Organization resulting from (i) the appointment by any state or federal official, agency or court of any receiver, conservator, liquidator, trustee, rehabilitator or similar official to take control of, supervise, manage or liquidate the Insured Organization, or (ii) the Insured Organization becoming a debtor in possession.

                             Insureds, either in the singular or plural, means the Insured Organization and any Insured Persons.

                             Insured Organization means, collectively, those organizations designated in Item 5 of the Declarations for this coverage section.

                             Insured Persons, either in the singular or plural, means any one or more of those persons designated in Item 6 of the Declarations for this coverage section.

                             Interrelated Wrongful Acts means all causally connected Wrongful Acts.

                             Loss means the total amount which any Insured Person becomes legally obligated to pay on account of each Claim and for all Claims in each Policy Period and the Extended Reporting Period, if exercised, made against them for Wrongful Acts for which coverage applies, including, but not limited to, damages, judgments, settlements, costs and Defense Costs.

                             Loss does not include (i) any amount not indemnified by the Insured Organization for which the Insured Person is absolved from payment by reason of any covenant, agreement or court order, (ii) fines or penalties imposed by law or the multiple portion of any multiplied damage award, or (iii) matters uninsurable under the law pursuant to which this coverage section is construed.

                             Non-Profit Outside Entity means any non-profit corporation, community chest, fund or foundation that is not included in the definition of Insured Organization and that is exempt from federal income tax as an organization described in Section 501 (c) (3) of the Internal Revenue Code of 1986, as amended.





Form 14-02-0951 (Ed. 1-92)                                    Page 9 of 10

Definitions                  Outside Directorship means the position of
(continued)                  director, officer, trustee, governor or
                             equivalent executive position held by any Insured Person in an Outside Entity if service in such position was with the knowledge and consent or at the request of the Insured
                             Organization.

                             Outside Entity means a Non-Profit Outside
                             Entity or a Scheduled Outside Entity.

                             Pollutants means any substance located
                             anywhere in the world exhibiting any hazardous characteristics as defined by, or identified on a list of hazardous substances issued by, the United States Environmental Protection Agency or a state, county, municipality or locality counterpart thereof. Such substances shall include, without limitation, solids, liquids, gaseous or thermal irritants, contaminants or smoke, vapor, soot, fumes, acids, alkalis, chemicals or waste materials. Pollutants shall also mean any other air emission, odor, waste water, oil or oil products, infectious or medical waste, asbestos or asbestos products and any noise.

                             Scheduled Outside Entity means any
                             organization listed in a Scheduled
                             Outside Entity Endorsement to this policy.

                             Subsidiary, either in the singular or plural, means any organization in which more than 50% of the outstanding securities or voting rights representing the present right to vote for election of directors is owned or controlled, directly or indirectly, in any combination, by one or more Insured Organizations.

                             Wrongful Act means any error, misstatement, misleading statement, act, omission, neglect, or breach of duty committed, attempted, or allegedly committed or attempted, by an Insured Person, individually or otherwise, in an Outside Directorship, or any matter claimed against him solely by reason of his serving in an Outside Directorship.




Form 14-O2-0951 (Ed. 1-92)                                   Page 10 of 10

                                                         ENDORSEMENT

Coverage Section: OUTSIDE DIRECTORSHIP    Company: FEDERAL INSURANCE COMPANY

Effective date of                         Endorsement No: 1
this endorsement: JANUARY 31, 1994

                                          To be attached to and form part of
                                          Policy No. 8125-69-41C


Issued to: PARKER HANNIFIN CORPORATION



It is agreed that Item 4 of the Declarations for this coverage section is amended as set forth below:

                                  INSURING CLAUSE 2
        OUTSIDE ENTITY               DEDUCTIBLE

Non-Profit Outside Entities.......   $50,000.00

If two or more deductibles of different amounts apply to a single Loss, the highest of such deductible amounts shall apply to such Loss.

ALL OTHER TERMS AND CONDITIONS REMAIN UNCHANGED.


                                                 ___________________________
                                                  Authorized Representative


                                                 ___________________________
                                                             Date




Page 1 Last page
Form 14-02-0961 (Rev. 1-92)

                                                         ENDORSEMENT

Coverage Section: OUTSIDE DIRECTORSHIP    Company: FEDERAL INSURANCE COMPANY

Effective date of                         Endorsement No: 2
this endorsement: JANUARY 31, 1994

                                          To be attached to and form part of
                                          Policy No. 8125-69-4lC


Issued to: PARKER HANNIFIN CORPORATION




It is agreed that the following Insured Persons serving in the position of director, officer, trustee, governor or equivalent executive position in the following respective organizations shall be serving a Scheduled Outside Entity:

INSURED           OUTSIDE                 PENDING OR     CONTINUITY
PERSON            ENTITY                  PRIOR DATE        DATE

J.A. Baker       National Investors         1/31/92        1/31/92
                  Hall of Fame
                  Foundation
                 National Invention
                  Center, Inc.

D.E. Collins     Cleveland YMCA             1/31/92        1/31/92

H.C. Gueritey    Financial                  1/31/92        1/31/92
                  Executives
                  Institute
                 Financial
                  Executives
                  Research Foundation
                 Junior Achievement
                  of Greater
                  Cleveland, Inc.

J.L. Hanson      N.E.O. Branch Office       1/31/92        1/31/92
                  Arthritis Foundation
                 N.E.O. Chapter
                  Office
                  Arthritis Foundation

M.J. Hiemstra    Ursuline College           1/31/92        1/31/92
                 Boy Scouts of
                  America
                 Cleveland Council




Page 1 Continued
Form 14-02-0961 (Rev. 1-92)

W.E. McHale      Willoughby Fine Arts       1/31/92        1/31/92
                  Association

P.S. Parker      Musical Arts               1/31/92        1/31/92
                  Association
                 Playhouse Square
                  Foundation
                 The Western Reserve
                  Historical Society
                 University School
                 Woodruff Foundation

R.H. Rau         General Aviation           1/31/92        1/31/92
                  Manufacturers
                  Association

P.G.Schloemer    Aerospace Industries
                  Association of
                  America
                 Cleveland Tomorrow
                  Inc.
                 The Conference Board
                 The 50 Club of
                  Cleveland
                 Greater Cleveland
                  Growth Association
                 John Carroll University
                 Manufactures Alliance
                  for Productivity
                  Improvement
                 National Association
                  of Manufacturers
                 St. Vincent Charity
                  Hospital & Health
                  Center

J.D. Whiteman    Great Lakes Theatre        1/31/92        1/31/92
                  Festival
                 Judson Retirement
                  Community
                 St. Luke's Hospital

W.C. Young       McGregor Home              1/31/92        1/31/92


D.A. Zito        Meridia Euclid             1/31/92        1/31/92
                 Hospital Board



ALL OTHER TERMS AND CONDITIONS REMAIN UNCHANGED.



                                                 ___________________________
                                                  Authorized Representative


                                                 ___________________________
                                                             Date




Page 2 Last page
Form 14-02-0961 (Rev. 1-92)

                                                                  ENDORSEMENT

Coverage Section: OUTSIDE DIRECTORSHIP    Company: FEDERAL INSURANCE COMPANY

Effective date of                          Endorsement No: 3
this endorsement: JANUARY 31, 1994

                                          To be attached to and form part of
                                          Policy No. 8125-69-41C


Issued to: PARKER HANNIFIN CORPORATION



It is agreed that any duly elected director or duly appointed officer of the Insured Organization who serves as a director, officer or partner of any entity in which an Insured Organization owns 50% or less of the voting stock shall be considered to be an Insured Person serving a Scheduled
Outside Entity.

OUTSIDE                          PENDING OR        CONTINUITY
ENTITY                           PRIOR DATE        DATE

LDI Pneutronics Corp.            1/31/89           1/31/89
Arosellos, S.A. de C.V.          1/31/89           1/31/89
Conductores de Fluidos Parker,   1/31/89           1/31/89
S.A. de C.V.
HS Parker Co., Ltd               1/31/89           1/31/89
HS Parker Air Conditioning       1/31/92           1/31/92
Components Company, Ltd.
Innovative Solutions and         1/31/92           1/31/92
Support, Inc.
Parker Hubei Seal Corporation    1/31/89           1/31/89
Parker Seal de Mexico, S.A.      1/31/89           1/31/89
de C.V.                          1/31/89           1/31/89
Parker Sistemas de               1/31/89           1/31/89
Automatizacion, S.A. de C.V.
Schrader Bellows Parker,         1/31/89           1/31/89
S.A. de C.V.
Uniflex-Parker Co., Limited      1/31/92           1/31/92
Parker-AMC (Japan) Co., Ltd.    10/06/93          10/06/93
SACS-Parker UHP Component Corp. 10/06/93          10/06/93



ALL OTHER TERMS AND CONDITIONS REMAIN UNCHANGED.



                                                 ___________________________
                                                  Authorized Representative


                                                 ___________________________
                                                             Date




Page 1 Last page
Form 14-02-0961 (Rev. 1-92)

                             Exhibit (10)(i)* to Report
                               on Form 10-K for Fiscal
                              Year Ended June 30, 1994
                           by Parker-Hannifin Corporation



                  Parker-Hannifin Corporation 1982 Employees Stock
                    Option Plan, as amended October 25, 1984 and
                                  January 29, 1987




              *Numbered in accordance with Item 601 of Regulation S-K.

                      PARKER-HANNIFIN CORPORATION
                    1982 EMPLOYEES STOCK OPTION PLAN

                        Effective:  July 8, 1982
                        Amended:   October 25, 1984
                        Amended:   January 29, 1987


     1. Purpose. This 1982 Employees Stock Option Plan (the "Plan") is designed to enable the Corporation, by the grant of options, to attract and retain key employees for the Corporation and its subsidiaries and to provide additional incentive to these employees through increased stock ownership. Options granted under the Plan may be (a) incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1954, as amended, and the Internal Revenue Code of 1954, as amended, and the Internal Revenue Code of 1986, as amended (collectively, the "Code"), or (b) nonqualified stock options.

     2. Administration. The Plan shall be administered by a committee consisting of not less than three directors of the Corporation (the "Committee"), to be appointed by, and to serve during the pleasure of, the Board of Directors of the Corporation. No director who has within one year been eligible to participate in the Plan may be appointed or serve as a member of the Committee. Subject to the terms of the Plan, the Committee shall have full power and authority to interpret the provisions and to supervise the administration of the Plan and to define the terms of and grant options under the Plan. All decisions by the committee pursuant to the provisions of the Plan shall be made by a majority of its members and shall be final.

     3. Employees Who May Participate in the Plan. Employees to whom options are granted shall be designated from time to time by the Committee. An option may be granted to any salaried employee of the Corporation or of a subsidiary with executive, managerial, technical or professional responsibility, including any officer who is a member of the Board of Directors. An employee may hold more than one option; provided, however, that:

         (a) for incentive stock options granted prior to January 1, 1987, no employee may be granted incentive stock options in any calendar year (under all plans of the Corporation and its subsidiaries) for shares which exceed an aggregate fair market value, determined as of the date of grant, of $100,000 plus any unused limit carryover to that year. The carryover amount from any calendar shall be one-half of the amount by which $100,000 exceeds the value at the date of grant of the Common Shares for which options were granted to any eligible employee in such year. Unused amounts may be carried forward three years. Options granted in any year shall first use up the $100,000 current year limitation and next the unused carryovers in the chronological order of the calendar years in which the carryovers arose; and

         (b) for incentive stock options granted after December 31, 1986, the aggregate fair market value

(determined at the time the option is granted) of the shares with respect to such incentive stock options which are exercisable for the first time during any calendar year (under all plans of the Corporation and its subsidiaries) shall not exceed $100,000.


       4. Shares Subject to the Plan. The shares subject to the Plan shall be the Corporation's Common Shares, $.50 par value, and may be authorized but unissued shares or treasury shares. The total number of shares that may be delivered upon the exercise of all options granted under the Plan may not exceed 1,125,000, subject, however, to adjustment as provided in Section 12. Stock appreciation rights may be granted with respect to all or part of the shares subject to an option granted under the Plan. When all or part of an option is surrendered upon exercise of the related stock appreciation rights, the shares subject to the surrendered part of the option shall be considered exercised in full and shall not be available for the grant of future options under the Plan, and the number of shares that may be delivered under the Plan shall be reduced accordingly. When, however, an option is surrendered or expires for any reason other than the exercise of the related stock appreciation rights, the shares subject to the option shall again become available for offering under the Plan.

      5. Option Price. The option price shall be determined by the Committee or by the Board of Directors. In the case of incentive stock options, the option price may not be less than 100% of the fair market value of the shares subject to the option on the date the option is granted, except that, if the optionee owns, at the time the option is granted, shares possessing more than 10% of the total combined voting power of all classes of stock of the Corporation or a subsidiary, the option price may be not less than 110% of the fair market value of the shares on the date the option is granted. In no event may previously unissued shares be issued at a price less than that permitted by the Ohio General Corporation Law. For purposes of this Plan, the "fair market value" of shares on any date shall be the reported closing price of the shares as reported for New York Stock Exchange-Composite Transactions on that date or, if no shares are traded on that date, the next preceding date on which trading occurred. In the event that the shares cease to be traded on the New York Stock Exchange, the "fair market value" of the shares shall be determined in the manner prescribed by the Committee.

       6. Exercise of Options. Except as otherwise provided in Section 7, or as may be permitted pursuant to options granted under Section 13, an option may be exercised only while the optionee is in the employ of the Corporation or of a subsidiary. Unless an option is accelerated as provided in this Section 6, an optionee to whom an option has been granted must remain in the continuous employ of the Corporation or of a subsidiary for one year from the date on which the option is granted before he or she may exercise any part of the option. Thereafter, and during the life of the option, the option may be exercised at any time as to all of the Common Shares subject to the option, or from time to time, as to any portion of such Common Shares. No fraction of a Common Share may, however, be purchased upon the exercise of an option. Incentive stock options granted after December 31, 1986 may be exercised in any order and may be exercised before the exercise of incentive stock options granted before January 1, 1987. No incentive stock option granted before January 1, 1987 shall be exercisable while there is outstanding any incentive stock option previously granted to the employee by the Corporation or by a parent, subsidiary, or predecessor corporation. An option shall be treated as outstanding for this purpose until the option is exercised in full, is surrendered upon the exercise of related stock appreciation rights, or expires by reason of the lapse of time.

           The Board of Directors may, in its discretion and upon such terms as it deems appropriate, accelerate the date on which any outstanding option becomes exercisable in the event of a proposed merger or consolidation of the Corporation into or with another corporation, a proposed sale of all or a substantial part of the Corporation's assets, a tender or exchange offer for the Corporation's Common Shares, or another transaction or series of transactions that the Board determines is likely to result in a change in control of the Corporation. In addition to the foregoing, the Committee may purchase stock options previously granted to any person who is at the time of any such transaction a director or officer of the Corporation for a price equal to the difference between the consideration per share payable pursuant to the terms of the transaction and the option price.

       7. Exercise of Options After Termination of Employment. No option may be exercised after termination of the optionee's employment, except in the following situations:

           (a) If the termination of employment is due to permanent disability or to retirement under the applicable retirement plan or policy of the Corporation or a subsidiary, the optionee shall have the right to exercise the option in whole or in part within the period of two years after the date of the termination of his employment.

           (b) If the termination of employment is due to the death of the optionee, the optionee's estate, personal representative, or beneficiary shall have the right to exercise the option in whole or in part within the period of two years after the date of the optionee's death.

          (c) If the termination of employment is due to any other reason except the optionee's permanent disability or retirement as specified in (a) above or the optionee's death as specified in (b) above, the optionee shall have the right to exercise the option in whole or in part within the period of three months after the date of such termination of employment.

       8. Termination of Options. An option granted under this Plan shall terminate, and the right of the employee to purchase shares upon exercise of the option shall expire, on the date determined by the Committee at the time the option is granted. No option, however, may have a life of more than ten years after the date it is granted, and, in the case of an employee who owns, at the time the option is granted, stock possessing more than 10% of the total combined voting power of all classes of stock of the Corporation or a subsidiary, no incentive stock option may have a life of more than five years after the date it is granted. If an option is accelerated pursuant to Section 6, the Board may prescribe an earlier termination date.

       9. Notice of Grant. When an employee is granted an option under the Plan, the Committee shall promptly cause the employee to be notified in writing of the nature of the grant and the terms of the option. The date on which the Committee approves the grant shall be considered to be the date on which the option is granted.

      l0. Notice of Exercise; Payment for Shares. An option shall be considered to be exercised when the employee notifies the Corporation in writing of his intention to do so and tenders payment in full of the option price. Payment of the option price may be made in cash, by delivery of Common Shares of the Corporation (taken at their fair market value on the date of exercise, as defined in Section 5), or partly in cash and partly in shares, unless otherwise determined by the Committee. The employee shall have none of the rights of a shareholder with respect to shares purchased upon exercise of an option until he has paid the option price in full.

     ll. Nontransferrability of Options. An option granted under the Plan may not be transferred other than by will or by the laws of descent and distribution. Each employee to whom an option is granted, by accepting the option, agrees with the Corporation that, in the event that the Corporation merges into or consolidates with another corporation, the Corporation sells all or a substantial part of its assets, or the Corporation's Common Shares are subject to a tender or exchange offer, he will consent to the transfer or assumption of the option, or accept a new option in substitution therefor, if the Committee or the Board of Directors requests him to do so.

     12. Adjustments Upon Changes in Shares. In the event of any change in the shares subject to the Plan or to any option right granted under the Plan by reason of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, exchange of shares, or other change in the corporate structure of the Corporation, the aggregate number of Common Shares as to which options may thereafter by granted under the Plan, the number of Common Shares subject to each outstanding option, and the option price for share subject to each outstanding option shall be appropriately adjusted by the Committee.

     13. Substitute Options. The Board of Directors may grant options in substitution for, or upon the assumption of, options granted by another corporation that is merged into, consolidated with, or all or a substantial part of the assets or stock of which is acquired by the Corporation or a subsidiary. Subject to the limit in Section 4 on the number of shares that may be delivered upon the exercise of options granted under this Plan, the terms and provisions of any options granted under this Section 13 may vary from the terms and provisions otherwise specified in this Plan and may, instead, correspond to the terms and provisions of the options granted by the other corporation.


     14. Purchase for Investment. Each employee receiving shares upon exercise of an option may be required by the Corporation to furnish a representation that he is acquiring the shares as an investment and not with a view to distribution if the Corporation, in its sole discretion, determines that the representation is required to ensure that the resale or other disposition of the shares would not violate the Securities Act of 1933, as amended, or any applicable state securities laws. The Corporation reserves the right to place any legend or other symbol on certificates for shares delivered pursuant to the Plan, and to issue any stop transfer or similar instructions to the transfer agent, that the Corporation deems necessary and proper to assure compliance with any such representation.

     15. Compliance with Securities Laws. No certificate for shares shall be delivered upon exercise of an option until the Corporation has taken any action that is required to comply with the provisions of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and any applicable state securities laws and with the requirements of any exchange on which the Corporation's Common Shares may, at the time, be listed.

     16. Duration and Termination of the Plan. The Plan shall remain in effect until July 7, 1992, and shall then terminate, unless terminated at an earlier date by action of the Board of Directors. Except as provided in Section 18, termination of the Plan shall not affect options previously granted.

     17. Amendment of the Plan. The Board of Directors may alter or amend the Plan from time to time prior to its termination, except that, without shareholder approval, no amendment may increase the aggregate number of shares with respect to which options may be granted (except in accordance with the provisions of Section 12), reduce the option price at which options may be exercised (except in accordance with the provisions of Section 12), extend the time within which options may be granted or the time within which an option may be exercised, or change the requirements relating to eligibility or to administration of the Plan. Except in accordance with the provisions of Section 12, the Board of Directors may not, without the consent of the holder of the option, alter or impair any outstanding option previously granted under this Plan. The Committee may, with the agreement of the affected optionee, cancel any stock option granted pursuant to the Plan. In the event of such cancellation, the Committee may authorize the grant of a new option for the same number of Common Shares specified in the cancelled stock option or for a different number of Common Shares, at such option price and upon terms and conditions which would have been applicable under the Plan had the original cancelled stock option not been granted.

     18.  Effective Date.  This Plan was adopted by the Board of
Directors and became effective on July 8,

1982, subject to approval by the Corporation's shareholders on or before July 7, 1983. Options may be granted prior to approval of the Plan by shareholders, but no such option may be exercised until after the Plan has been approved by shareholders. If the shareholders do not approve the Plan on or before July 7, 1983, all options previously granted under the Plan shall terminate.

Approved by the Shareholders on October 21, 1982

Amendment approved by the Shareholders on October 25, 1984

                             Exhibit (10)(j)* to Report
                               on Form 10-K for Fiscal
                              Year Ended June 30, 1994
                           by Parker-Hannifin Corporation




            Parker-Hannifin Corporation 1987 Employees Stock Option Plan



              *Numbered in accordance with Item 601 of Regulation S-K.

                      PARKER-HANNIFIN CORPORATION
                    1987 EMPLOYEES STOCK OPTION PLAN

                       Effective:  January 29, 1987



     1. Purpose. This 1987 Employees Stock Option Plan (the "Plan") is designed to enable the Corporation, by the grant of options, to attract and retain key employees for the Corporation and its subsidiaries and to provide additional incentive to these employees through increased stock ownership. Options granted under the Plan may be (a) incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or (b) nonqualified stock options.

     2. Administration. The Plan shall be administered by a committee consisting of not less than three directors of the Corporation (the "Committee"), to be appointed by, and to serve during the pleasure of, the Board of Directors of the Corporation. No director who has within one year been eligible to participate in the Plan may be appointed or serve as a member of the Committee. Subject to the terms of the Plan, the Committee shall have full power and authority to interpret the provisions and to supervise the administration of the Plan and to define the terms of and grant options under the Plan. All decisions by the Committee pursuant to the provisions of the Plan shall be made by a majority of its members and shall be final.

      3. Employees Who May Participate in the Plan. Employees to whom options are granted shall be designated from time by the Committee. An option may be granted to any salaried employee of the Corporation or of a subsidiary with executive, managerial, technical or professional responsibility, including any officer who is a member of the Board of Directors. An employee may hold more than one option; however, for incentive stock options, the aggregate fair market value (determined at the time the option is granted) of the shares with respect to such incentive stock options which are exercisable for the first time during any calendar year (under all plans of the Corporation and its subsidiaries) shall not exceed $100,000.

     4. Shares Subject to the Plan. The shares subject to the Plan shall be the Corporation's Common Shares, without par value, and may be authorized but unissued shares or treasury shares. The total number of shares that may be delivered upon the exercise of all options granted under the Plan may not exceed l,000,000, subject, however. to adjustment as provided in Section 12. Stock appreciation rights may be granted with respect to all or part of the shares subject to an option granted under the Plan. When all or part of an option is surrendered upon exercise of the related stock appreciation rights, the shares subject to the surrendered part of the option shall be considered exercised in full and shall not be available for the grant of future options under the Plan, and the number of shares that may be delivered under the Plan shall be reduced accordingly. When, however, an option is surrendered or expires for any reason other than the exercise of the related stock appreciation rights, the shares subject to the option shall again become available for offering under the Plan.

     5. Option Price. The option price shall be determined by the Committee or by the Board of Directors. In the case of incentive stock options, the option price may not be less than 100% of the fair market value of the shares subject to the option on the date the option is granted, except that, if the optionee owns, at the time the option is granted, shares possessing more than 10% of the total combined voting power of all classes of stock of the Corporation or a subsidiary, the option price may be not less than 110% of the fair market value of the shares on the date the option is granted. In no event may previously unissued shares be issued at a price less than that permitted by the Ohio General Corporation Law. For purposes of this Plan, the "fair market value" of shares on any date shall be the reported closing price of the shares as reported for New York Stock Exchange-Composite Transactions on that date or, if no shares are traced on that date, the next preceding date on which trading occurred. In the event that the shares cease to be traded on the New York Stock Exchange, the "fair market value" of the shares shall be determined in the manner prescribed by the Committee.

     6. Exercise of Options. Except as otherwise provided in Section 7, or as may be permitted pursuant to options granted under Section 13, an option may be exercised only while the optionee is in the employ of the Corporation or of a subsidiary. Unless an option is accelerated as provided in this Section 6, an optionee to whom an option has been granted must remain in the continuous employ of the Corporation or of a subsidiary for one year from the date on which the option is granted before he or she may exercise any part of the option. Thereafter, and during the life of the option, the option may be exercised at any time as to all of the Common Shares subject to the option, or from time to time, as to any portion of such Common Shares or in such installments as the Committee may determine at the time the option is granted. No fraction of a Common Share may, however, be purchased upon the exercise of an option. An option shall be treated as outstanding for this purpose until the option is exercised in full, is surrendered upon the exercise of related stock appreciation rights, or expires by reason of the lapse of time.

     The Board of Directors may, in its discretion and upon such terms as it deems appropriate, accelerate the date on which any outstanding option becomes exercisable in the event of a proposed merger or consolidation of the Corporation into or with another corporation, a proposed sale of all or a substantial part of the Corporation's assets, a tender or exchange offer for the Corporation's Common Shares, or another transaction or series of transactions that the Board determines is likely to result in a change in control of the Corporation. In addition to the foregoing, the Committee may purchase stock options previously granted to any person who is at the time of any such transaction a director or officer of the Corporation for a price equal to the difference between the consideration per share payable pursuant to the terms of the transaction and the option price.


     7. Exercise of Options After Termination of Employment. No option may be exercised after termination of the optionee's employment except in the following situations:

         (a) If the termination of employment is due to permanent disability or to retirement under the applicable retirement plan or policy of the Corporation or a subsidiary, the optionee shall have the right to exercise the option in whole or in part within the period of two years after the date of the termination of his employment.

         (b) If the termination of employment is due to the death of the optionee, the optionee's estate, personal representative, or beneficiary shall have the right to exercise the option in whole or in part within the period of two years after the date of the optionee's death.

         (c) If the termination of employment is due to any other reason except the optionee's permanent disability or retirement as specified in
(a) above or the optionee's death as specified in (b) above, the optionee shall have the right to exercise the option in whole or in part within the period of three months after the date of such termination of employment.

     8. Termination of Options. An option granted under this Plan shall terminate, and the right of the employee to purchase shares upon exercise of the option shall expire, on the date determined by the Committee at the time the option is granted. No option, however, may have a life of more than ten years after the date it is granted, and, in the case of an employee who owns, at the time the option is granted, stock possessing more than 10% of the total combined voting power of all classes of stock of the Corporation or a subsidiary, no incentive stock option may have a life of more than five years after the date it is granted. If an option is accelerated pursuant to Section 6, the Board may prescribe an earlier termination date.

     9. Notice of Grant. When an employee is granted an option under the Plan, the Committee shall promptly cause the employee to be notified in writing of the nature of the grant and the terms of the option. The date on which the Committee approves the grant shall be considered to be the date on which the option is granted.

     10. Notice of Exercise; Payment for Shares. An option shall be considered to be exercised when the employee notifies the Corporation in writing of his intention to do so and tenders payment in full of the option price. Payment of the option price may be made in cash, by delivery of Common Shares of the Corporation (taken at their fair market value on the date of exercise, as defined in Section 5), or partly in cash and partly in shares, unless otherwise determined by the Committee. The employee shall have none of the rights of a shareholder with respect to shares purchased upon exercise of an option until he has paid the option price in full.

     11. Nontransferrability of Options. An option granted under the Plan may not be transferred other than by will or by the laws of descent and distribution. Each employee to whom an option is granted, by accepting the option, agrees with the Corporation that, in the event that the Corporation merges into or consolidates with another corporation, the Corporation sells all or a substantial part of its assets, or the Corporation's Common Shares are subject to a tender or exchange offer, he will consent to the transfer or assumption of the option, or accept a new option in substitution therefor, if the Committee or the Board of Directors requests him to do so.

     12. Adjustments Upon Changes in Shares. In the event of any change in the shares subject to the Plan or to any option right granted under the Plan by reason of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, exchange of shares, or other change in the corporate structure of the Corporation, the aggregate number of Common Shares as to which options may thereafter be granted under the Plan, the number of Common Shares subject to each outstanding option, and the option price for shares subject to each outstanding option shall be appropriately adjusted by the Committee.

     13. Substitute Options. The Board of Directors may grant options in substitution for, or upon the assumption of, options granted by another corporation that is merged into, consolidated with, or all or a substantial part of the assets or stock of which is acquired by the Corporation or a subsidiary. Subject to the limit in Section 4 on the number of shares that may be delivered upon the exercise of options granted under this Plan, the terms and provisions of any options granted under this Section 13 may vary from the terms and provisions otherwise specified in this Plan and may, instead, correspond to the terms and provisions of the options granted by the other corporation.

     14. Purchase for Investment. Each employee receiving shares upon exercise of an option may be required by the Corporation to furnish a representation that he is acquiring the shares as an investment and not with a view to distribution if the Corporation, in its sole discretion, determines that the representation is required to ensure that the resale or other disposition of the shares would not violate the Securities Act of 1933, as amended, or any applicable state securities laws. The Corporation reserves the right to place any legend or other symbol on certificates for shares delivered pursuant to the Plan, and to issue any stop transfer or similar instructions to the transfer agent, that the Corporation deems necessary and proper to assure compliance with any such representation.

     15. Compliance with Securities Laws. No certificate for shares shall be delivered upon exercise of an option until the Corporation has taken any action that is required to comply with the provisions of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended. and any applicable state securities laws and with the requirements of any exchange on which the Corporation's Common Shares may, at the time, be listed.

     16. Duration and Termination of the Plan. The Plan shall remain in effect until January 28, 1997, and shall then terminate, unless terminated at an earlier date by action of the Board of Directors. Except as provided in Section 18, termination of the Plan shall not affect options previously granted.

     17. Amendment of the Plan. The Board of Directors may alter or amend the Plan from time to time prior to its termination, except that, without shareholder approval, no amendment may increase the aggregate number of shares with respect to which options may be granted (except in accordance with the provisions of Section 12), reduce the option price at which options may be exercised (except in accordance with the provisions of Section 12), extend the time within which options may be granted or the time within which an option may be exercised, or change the requirements relating to eligibility or to administration of the Plan. Except in accordance with the provisions of Section 12, the Board of Directors may not, without the consent of the holder of the option, alter or impair any outstanding option previously granted under this Plan. The Committee may, with the agreement of the affected optionee, cancel any stock option granted pursuant to the Plan. In the event of such cancellation. the Committee may authorize the grant of a new option for the same number of Common Shares specified in the canceled stock option or for a different number of Common Shares, at such option price and upon terms and conditions which would have been applicable under the Plan had the original cancelled stock option not been granted.

     18. Effective Date. This Plan was adopted by the Board of Directors and became effective on January 29, 1987, subject to approval by the Corporation's shareholders on or before October __, 1987. Options may be granted prior to approval of the Plan by shareholders, but no such option may be exercised until after the Plan has been approved by shareholders. If the shareholders do not approve the Plan on or before October __, 1987, all options previously granted under the Plan shall terminate.



Approved by the Shareholders on October __,1987.

                             Exhibit (10)(k)* to Report
                               on Form 10-K for Fiscal
                              Year Ended June 30, 1994
                           by Parker-Hannifin Corporation




            Parker-Hannifin Corporation 1990 Employees Stock Option Plan




              *Numbered in accordance with Item 601 of Regulation S-K.

                            PARKER - HANNIFIN CORPORATION
                          1990 EMPLOYEES STOCK OPTION PLAN

                            Effective:  September 1, 1990


      1.    Purpose.    This 1990 Employees Stock Option Plan (the
"Plan") is designed to enable the Corporation, by the grant of options, to attract and retain key employees for the Corporation and its subsidiaries and to provide additional incentive to these employees through increased stock ownership. Options granted under the Plan may be (a) incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or (b) nonqualified stock options.

      2.    Administration.    The Plan shall be administered by a
committee consisting of not less than three directors of the Corporation (the "Committee"), to be appointed by, and to serve during the pleasure of, the Board of Directors of the Corporation. No director who has within one year been eligible to participate in the Plan may be appointed or serve as a member of the Committee. Subject to the terms of the Plan, the Committee shall have full power and authority to interpret the provisions and to supervise the administration of the Plan and to define the terms of and grant options under the Plan. All decisions by the Committee pursuant to the provisions of the Plan shall be made by a majority of its members and shall be final.

      3.    Employees Who May Participate in the Plan.    Employees to whom
options are granted shall be designated from time to time by the Committee. An option may be granted to any salaried employee of the Corporation or of a subsidiary with executive, managerial, technical or professional responsibility, including any officer who is a member of the Board of Directors. An employee may hold more than one option; however, for incentive stock options, the aggregate fair market value (determined at the time the option is granted) of the shares with respect to such incentive stock options which are exercisable for the first time during any calendar year (under all plans of the Corporation and its subsidiaries) shall not exceed $100,000.

      4.    Shares Subject to the Plan.    The shares subject to the Plan
shall be the Corporation's Common Shares, without par value, and may be authorized but unissued shares or treasury shares. The total number of shares that may be delivered upon the exercise of all options granted under the Plan may not exceed 1,000,000, subject, however, to adjustment as provided in Section 12. Stock appreciation rights may be granted with respect to all or part of the shares subject to an option granted under the Plan. When all or part of an option is surrendered upon exercise of the related stock appreciation rights, the shares subject to the surrendered part of the option shall be considered exercised in full and shall not be available for the grant of future options under the Plan, and the number of shares that may be delivered under the Plan shall be reduced accordingly. When, however, an option is surrendered or expires for any reason other than the exercise of the related stock appreciation rights, the shares subject to the option shall again become available for offering under the Plan.

      5.    Option Price.    The option price shall be determined by the
Committee or by the Board of Directors. In the case of incentive stock options, the option price may not be less than 100% of the fair market value of the shares subject to the option on the date the option is granted, except that, if the optionee owns, at the time the option is granted, shares possessing more than 10% of the total combined voting power of all classes of stock of the Corporation or a subsidiary, the option price may be not less than 110% of the fair market value of the shares on the date the option is granted. In no event may previously unissued shares be issued at a price less than that permitted by the Ohio General Corporation Law. For purposes of this Plan, the "fair market value" of shares on any date shall be the reported closing price of the shares as reported for New York Stock Exchange-Composite Transactions on that date, or if no shares are traded on that date, the next preceding date on which trading occurred. In the event that the shares cease to be traded on the New York Stock Exchange, the "fair market value" of the shares shall be determined in the manner prescribed by the Committee.

      6.    Exercise  of  Options.    Except as otherwise provided in Section
7, or as may be permitted pursuant to options granted under Section 13, an option may be exercised only while the optionee is in the employ of the Corporation or of a subsidiary. Unless an option is accelerated as provided in this Section 6, an optionee to whom an option has been granted must remain in the continuous employ of the Corporation or of a subsidiary for one year from the date on which the option is granted before he or she may exercise any part of the option. Thereafter, and during the life of the option, the option may be exercised at any time as to all of the Common Shares subject to the option, or from time to time, as to any portion of such Common Shares or in such installments as the Committee may determine at the time the option is granted. No fraction of a Common Share may, however, be purchased upon the exercise of an option. An option shall be treated as outstanding for this purpose until the option is exercised in full, is surrendered upon the exercise of related stock appreciation rights, or expires by reason of the lapse of time.

            The Board of Directors may, in its discretion and upon such terms as it deems appropriate, accelerate the date on which any outstanding option becomes exercisable in the event of a proposed merger or consolidation of the Corporation into or with another corporation, a proposed sale of all or a substantial part of the Corporation's assets, a tender or exchange offer for the Corporation's Common Shares, or another transaction or series of transactions that the Board determines is likely to result in a change in control of the Corporation.
 In addition to the foregoing, the Committee may purchase stock options previously granted to any person who is at the time of any such transaction a director or officer of the Corporation for a price equal to the difference between the consideration per share payable pursuant to the terms of the transaction and the option price.

      7.    Exercise of Options After Termination of Employment.    No option
may be exercised after termination of the optionee's employment, except in the following situations:

            (a) If the termination of employment is due to permanent disability or to retirement under the applicable retirement plan or policy of the Corporation or a subsidiary, the optionee shall have the right to exercise the option in whole or in part within the period of two years after the date of the termination of his employment.

            (b) If the termination of employment is due to the death of the optionee, the optionee's estate, personal representative, or beneficiary shall have the right to exercise the option in whole or in part within the period of two years after the date of the optionee's death.

            (c) If the termination of employment is due to any other reason except the optionee's permanent disability or retirement as specified in (a) above or the optionee's death as specified in (b) above, the optionee shall have the right to exercise the option in whole or in part within the period of three months after the date of such termination of employment.

      8.    Termination of Options.    An option granted under this Plan shall
terminate, and the right of the employee to purchase shares upon exercise of the option shall expire, on the date determined by the Committee at the time the option is granted. No option, however, may have a life of more than ten years after the date it is granted, and, in the case of an employee who owns, at the time the option is granted, stock possessing more than 10% of the total combined voting power of all classes of stock of the Corporation or a subsidiary, no incentive stock option may have a life of more than five years after the date it is granted. If an option is accelerated pursuant to Section 6, the Board may prescribe an earlier termination date.

      9.    Notice of Grant.    When an employee is granted an option under the
Plan, the Committee shall promptly cause the employee to be notified in writing of the nature of the grant and the terms of the option. The date on which the Committee approves the grant shall be considered to be the date on which the option is granted.

     10.    Notice of Exercise: Payment for Shares.    An option shall be
considered to be exercised when the employee notifies the Corporation in writing of his intention to do so and tenders payment in full of the option price. Payment of the option price may be made in cash, by delivery of Common Shares of the Corporation (taken at their fair market value on the date of exercise, as defined in Section 5), or partly in cash and partly in shares, unless otherwise determined by the Committee. The employee shall have none of the rights of a shareholder with respect to shares purchased upon exercise of an option until he has paid the option price in full.

     11. Nontransferability of Options. An option granted under the Plan may not be transferred other than by will or by the laws of descent and distribution.

Each employee to whom an option is granted, by accepting the option, agrees with the Corporation that, in the event that the Corporation merges into or consolidates with another corporation, the Corporation sells all or a substantial part of its assets, or the Corporation's Common Shares are subject to a tender or exchange offer, he will consent to the transfer or assumption of the option, or accept a new option in substitution therefor, if the Committee or the Board of Directors requests him to do so.

     12.    Adjustments Upon Changes in Shares.    In the event of any change
in the shares subject to the Plan or to any option right granted under the Plan by reason of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, exchange of shares, or other change in the corporate structure of the Corporation, the aggregate number of Common Shares as to which options may thereafter be granted under the Plan, the number of Common Shares subject to each outstanding option, and the option price for shares subject to each outstanding option shall be appropriately adjusted by the Committee.

     13.    Substitute Options.    The Board of Directors may grant options
in substitution for, or upon the assumption of, options granted by another corporation that is merged into, consolidated with, or all or a substantial part of the assets or stock of which is acquired by the Corporation or a subsidiary. Subject to the limit in Section 4 on the number of shares that may be delivered upon the exercise of options granted under this Plan, the terms and provisions of any options granted under this Section 13 may vary from the terms and provisions otherwise specified in this Plan and may, instead, correspond to the terms and provisions of the options granted by the other corporation.

     14.    Purchase for Investment.    Each employee receiving shares upon
exercise of an option may be required by the Corporation to furnish a representation that he is acquiring the shares as an investment and not with a view to distribution if the Corporation, in its sole discretion, determines that the representation is required to ensure that the resale or other disposition of the shares would not violate the Securities Act of 1933, as amended, or any applicable state securities laws. The Corporation reserves the right to place any legend or other symbol on certificates for shares delivered pursuant to the Plan, and to issue any stop transfer or similar instructions to the transfer agent, that the Corporation deems necessary and proper to assure compliance with any such representation.

     15.    Compliance with Securities Law.    No certificate for shares
shall be delivered upon exercise of an option until the Corporation has taken any action that is required to comply with the provisions of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and any applicable state securities laws and with the requirements of any exchange on which the Corporation's Common Shares may, at the time, be listed.

     16.    Duration and Termination of the Plan.    The Plan shall remain in
effect until August 31, 2000, and shall then terminate, unless terminated at an earlier date by action of the Board of Directors. Except as provided in
Section 18, termination of the Plan shall not affect options previously granted.

     17.    Amendment of the Plan.    The Board of Directors may alter or
amend the Plan from time to time prior to its termination, except that, without shareholder approval, no amendment may increase the aggregate number of shares with respect to which options may be granted (except in accordance with the provisions of Section 12), reduce the option price at which options may be exercised (except in accordance with the provisions of Section 12), extend the time within which options may be granted or the time within which an option may be exercised, or change the requirements relating to eligibility or to administration of the Plan. Except in accordance with the provisions of
Section 12, the Board of Directors may not, without the consent of the holder of the option, alter or impair any outstanding options previously granted under this Plan. The Committee, may, with the agreement of the affected optionee, cancel any stock option granted pursuant to the Plan. In the event of such cancellation, the Committee may authorize the grant of a new option for the same number of Common Shares specified in the cancelled stock option or for a different number of Common Shares, at such option price and upon terms and conditions which would have been applicable under the Plan had the original cancelled stock option not been granted.

     18.    Effective Date.    This Plan was adopted by the Board of Directors
and became effective on September 1, 1990, subject to approval by the Corporation's shareholders on or before October 24, 1990. Options may be granted prior to approval of the Plan by shareholders, but no such option may be exercised until after the Plan has been approved by shareholders. If the shareholders do not approve the Plan on or before October 24, 1990, all options previously granted under the Plan shall terminate.


Approved by the Shareholders on October 24, 1990.

                             Exhibit (10)(n)* to Report
                               on Form 10-K for Fiscal
                              Year Ended June 30, 1994
                           by Parker-Hannifin Corporation




                        Retirement Plan for Outside Directors


Minimum age:           65

Minimum service:       3 years (one full term)

Amount and duration:   50% of annual retainer in effect on date Director
                       retires, until the number of monthly payments made equals the Director's months of service, or 120 monthly payments have been made, or until death, whichever occurs first.



              *Numbered in accordance with Item 601 of Regulation S-K.

                             Exhibit (10)(p)* to Report
                               on Form 10-K for Fiscal
                              Year Ended June 30, 1994
                           by Parker-Hannifin Corporation


            Parker-Hannifin Corporation 1995 Target Incentive Bonus Plan
                                     Description





              *Numbered in accordance with Item 601 of Regulation S-K.

            PARKER-HANNIFIN CORPORATION 1995 TARGET INCENTIVE BONUS PLAN



A. Payments earned under the Bonus Plan depend upon the Company's performance against a pre-tax return on average assets (ROAA) schedule which is based upon the Fiscal Year 1995 operating plan.

B. The payout under the Plan ranges from 52% to 150% of each participant's target award, with 100% payout set at achievement of fiscal year 1995 planned ROAA.

C. Any payout pursuant to the Plan that will result in the exceedance of the $1 million cap on the tax deductibility of executive compensation will be deferred until such time in the earliest subsequent fiscal year that such cap will not be exceeded.

D. Participants: All of the executive officers of the Company, plus Group Presidents who are not executive officers.

E.    Fiscal year 1995 Planned ROAA:  12.0%


               ROAA Payout Schedule

       FY95             Percentage of Target
       ROAA                 Award Paid

      < 7.3%                     0
        7.3%                    52%
        8.1%                    60%
        9.1%                    70%
       10.1%                    80%
       11.1%                    90%
       12.0%                   100%
       12.7%                   113%
       13.4%                   125%
       14.1%                   138%
       14.7%                   150%



F.    ROAA will not include the impact of

      1.          Environmental costs in excess of planned amounts

      2.          Acquisitions\divestitures

      3.          Currency gains or losses

      4.          FASB-dictated accounting changes

                             Exhibit (10)(s)* to Report
                               on Form 10-K for Fiscal
                              Year Ended June 30, 1994
                           by Parker-Hannifin Corporation




             Parker-Hannifin Corporation 1995-96-97 Long Term Incentive
                                  Plan Description




              *Numbered in accordance with Item 601 of Regulation S-K.

                             PARKER-HANNIFIN CORPORATION
                                     1995-96-97
                              LONG TERM INCENTIVE PLAN


The purpose of the Plan is to provide a long-term incentive portion of bonus compensation. The plan's focus is on return on equity. It balances a competitive base salary pay structure, an annual cash bonus compensation based on a return on average assets, and a stock option plan with ten-year exercise rights. The return on equity objective is a key financial goal and comprehends return on sales at the net income level and asset utilization.

The participants in this plan in the near term will be limited to Corporate Officers and Group Presidents. They clearly can affect broadly the overall financial performance of the company. At a later date, it could be expanded to include Operating Vice Presidents and equivalent Corporate Staff positions.

The key elements of Parker-Hannifin's plan are as follows:


Participation
Those key executives having a critical impact on the long term performance of the Company selected by the Chief Executive Officer and approved by the Compensation and Management Development Committee of the Board.

Performance Period
Three-year average Return on Equity with the grant to cover FY 95, 96 and 97.

Size of Awards
Commensurate with bonus compensation and stock option level of participants as determined by the CEO with approval of the Compensation and Management Development Committee.

Performance Objective
The Return on Equity objective is 14%.

Value Range
Actual value of the payments under the Plan will be within a range of 25% to 200% of target value based on performance against the objective.

Performance Range
For performance below a threshold of 8% ROE objective, no payment will be made. For performance between 8% and 20% ROE, payments will be earned between 25% and 200% of the target value on a proportional basis above and below the target value. The plan is capped at 200%.

Payment
Payments earned under the plan will be paid at the end of the three-year performance period. Payment will be made in restricted stock of the Corporation unless the participant elects a cash payment to be deferred under the Corporation's voluntary income deferral plan. The restricted shares would be subject to a vesting schedule and such other terms and conditions determined by the Compensation Committee at the time of issuance. Any payout pursuant to this plan that will result in the exceedance of the $1 million cap on the tax deductibility of executive compensation will be deferred until such time in the earliest subsequent fiscal year that such cap will not be exceeded.

Termination of Employment
If a participant dies, retires (with consent of the Compensation and Management Development Committee if earlier than age 60) or is disabled during the performance period, he will receive a pro rata portion of the award payable upon completion of the performance period. A participant who resigns or is otherwise terminated during the performance period forfeits the award.

Performance Schedule
The Plan performance schedule, based on the three year simple average of annual report Return on Equity, is as follows:


                             Return on Equity
_________________________________________________________________________

             <8.0%   8.0%   10.0%   12.0%   14.0%   16.0%   18.0%   20.0%
             _____   ____   _____   _____   _____   _____   _____   _____

Payout %       0      25      50      75     100     133     167     200

                  EXHIBIT (11)* TO REPORT ON FORM 10-K
                  FOR FISCAL YEAR ENDED JUNE 30, 1994
                       PARKER-HANNIFIN CORPORATION
                 COMPUTATION OF COMMON SHARES OUTSTANDING
                         AND EARNINGS PER SHARE
             (Amounts in thousands, except per share amounts)



                                                    1994       1993       1992
Net income applicable to common shares          $ 47,652   $ 65,056   $ 11,218

Adjustments for convertible securities:
  Interest on 4% convertible debentures                                      3
  Tax effect on interest deduction                                          (1)
                                                _________  _________  _________
Net income applicable to common shares,
  assuming conversion of the above securities   $ 47,652   $ 65,056   $ 11,220
                                                =========  =========  =========

Weighted average common shares outstanding
  for the year                                    48,738     48,473     48,286

Increase in weighted average from:
  Conversion of 4% convertible debentures                                    4
  Dilutive effect of stock options                   271        140        152
                                                _________  _________  _________
Weighted average common shares, assuming
  issuance of the above securities                49,009     48,613     48,442
                                                =========  =========  =========

Earnings per common share:
  On the weighted average common shares
    outstanding for the year                     $   .98   $   1.34   $   0.23

  Assuming issuance of shares for
    convertible debentures and
    dilutive stock options**                     $   .97   $   1.34   $   0.23


*  Numbered in accordance with Item 601 of Regulation S-K.

** This calculation is submitted in accordance with Regulation S-K
   Item 601(b)(11) although not required for income statement presentation because it results in dilution of less than three percent.


                               Exhibit (13)* to Report
                               on Form 10-K for Fiscal
                              Year Ended June 30, 1994
                           by Parker-Hannifin Corporation



Excerpts from Annual Report to Shareholders for the fiscal year ended June 30, 1994.


         *Numbered in accordance with Item 601 of Regulation S-K.


DISCUSSION OF STATEMENT OF INCOME

The Consolidated Statement of Income summarizes Parker's operating performance over the last three years. During this period the Company reorganized extensively to respond to market changes. The North American Industrial markets experienced a strong recovery during the latter half of fiscal 1993 and all of fiscal 1994. The reorganization of prior years helped these operations prepare for this growth and for margin improvement. Recessions in Europe and Latin America caused volume declines in the International Industrial markets during these years which led to significant reorganization and downsizing. In late fiscal 1994 these markets also began to show signs of recovery which the Company believes could be as strong as in North America. The commercial airline and military aerospace markets have also experienced significant declines in all three years, causing significant reorganization and downsizing, as well as the impairment of certain long-term assets. The declines in these markets continue to be a concern, but the Aerospace Segment has reorganized itself to maintain very good margins in spite of market conditions.

  In analyzing the results, it should be noted that 1994 included the effect of an extraordinary charge for the early-retirement of debt which is explained in Note 7 to the Consolidated Financial Statements. The 1993 results include the effect of a 13th month for the International operations, to bring the year-end of those operations to June 30, explained in Note 1. Also, the 1992 results include the effects of two accounting changes, explained in Note 1.

  Net Sales of $2.58 billion for fiscal 1994 were 3.5 percent higher than $2.49 billion in 1993. Without the additional month in 1993 for International, the 1994 increase would have been 5.7 percent. Fiscal 1993 sales increased 4.8 percent from $2.38 billion in 1992. North American Industrial operations experienced continued strong demand in the heavy-duty truck, construction and farm equipment, and machine-tool industries. In addition, these operations captured additional market share from competitors that have not been able to meet customer demands. However, the continuing recession in the International markets and the continuing slump in the commercial airline industry, as well as lower spending for military aircraft, partially offset these record-setting results. Increased volume of the North American Industrial operations is


                               Page 13-1
anticipated to continue and current order trends indicate that International operations are showing signs of recovery. On the other hand, Aerospace markets are expected to continue to decline into 1995, with recovery anticipated in 1996. With a presence on virtually every significant current commercial and military aircraft program, any improvements in aerospace markets should benefit Parker.

   Net income for 1994 was 26.8 percent lower than 1993. Without the additional month of operating results in 1993, the decline would have been
25.5 percent. Income for 1994 was reduced by $56.5 million, primarily for the reduction in book value of certain long-term assets, downsizing and relocation activities, compared to $14.7 million and $10.3 million for downsizing and relocations in 1993 and 1992, respectively. Without these charges the Industrial operations achieved a significant increase in earnings, as a result of higher volume and reduced losses by International operations.

  Net income for 1993 increased more than five times over 1992 primarily due to the one-time adjustments in 1992 for the cumulative effects of changes in two accounting principles described in Note 1 to the Consolidated Financial Statements. Income before the effect of these changes increased 2.5 percent in 1993, primarily as a result of the North American Industrial operations achieving improved earnings in spite of competitive pressures.

   Extraordinary item - extinguishment of debt of $4.5 million in 1994 is due to the redemption premiums and deferred issuance costs related to the early-retirement of $100.0 million of 9.45 percent debentures and $3.5 million of Australian long-term bearer bonds. See Note 7 for further description.

  Income before extraordinary item and cumulative effect of changes in accounting principles as a percentage of sales was 2.0 percent in 1994, down from 2.6 percent in 1993 and 2.7 percent in 1992. A summary of the changes follows:

                                                  % to Sales Change
(Decrease) Increase in Income                   1994-93      1993-92
____________________________________________    ________     ________
Gross profit                                         .9           .5
Selling, general & admin. expenses                   .8          (.6)
Provision for business restructuring activities      .2          (.3)
Impairment of long-term operating assets           (1.4)
Interest expense                                     .4           .3
Loss on disposal of assets                          (.7)
Other                                               (.2)
Income taxes                                        (.6)
____________________________________________    ________     ________
Income before extraordinary item and cumulative
  effect of changes in accounting principles        (.6)         (.1)
____________________________________________    ________     ________

                               Page 13-2

  Gross profit margin increased to 20.3 percent in 1994 from 19.4 percent in 1993 and 18.9 percent in 1992. Increased production levels in North American Industrial operations provided increased margins and better absorption of fixed costs. Also, the benefits of restructuring activities are being realized in the margin returns and are expected to benefit future years as well.

  Selling, general and administrative expenses as a percent of sales decreased to 11.7 percent, from 12.5 percent in 1993 and 11.9 percent in 1992. Increased sales volume and efficiencies as a result of reorganizations have contributed to the improvements in 1994. The increase in 1993 was primarily a result of increased selling and promotional efforts to penetrate new markets and to maintain market share in growing domestic markets, as well as to keep market share in some extremely competitive shrinking markets.

  Provision for business restructuring activities is the result of continued actions aimed at reducing costs and has included downsizing, plant closings and relocations, and write-offs of related capital assets. Severance costs have been $38.9 million for the three years. All of the actions taken are expected to result in reduced overhead charges in the future.

  The Industrial Segment, over the past three years, has incurred restructuring charges of $12.3 million, $13.6 million and $11.0 million, respectively. The North American Industrial operations incurred restructuring charges of $5.4 million in 1994, which primarily involved the relocation or consolidation of higher-cost and under-utilized facilities. Severance charges of $1.2 million were recorded for the reduction of 51 employees in 1994 and the planned reduction of 107 employees in 1995. Savings as a result of these actions are estimated to be $.8 million in 1995 and an additional $1.4 in 1996. Net cash outflow from these actions is estimated to be $2.6 million in 1995 and $.9 million in 1996. International's restructuring charges of $6.9 million in 1994 were primarily for severance costs for 159 employees (106 employees in 1994 and the remainder in 1995) and the consolidation of under-utilized facilities. Savings from these actions are anticipated to be $1.8 million in 1995 and an additional $1.2 million in 1996. Net cash outflow is estimated to be $2.0 million in fiscal 1995 and $.2 in 1996.

  The Aerospace operations incurred restructuring costs of $6.5 million in 1994, compared to $9.3 million in 1993 and $3.8 million in 1992. Management continues to adjust to the changing market by reducing factory and office floor space and organizing into customer-focused teams to more effectively serve the customer. These charges included a workforce reduction of 597 employees (296 in 1994 and 301 in 1995) and relocation costs for three facilities which will result in lower costs and enhanced capacity utilization in 1995. The savings from these actions are estimated to be $3.8 million in 1995 and an additional $4.4 million in 1996. Net cash outflow is estimated to be $2.4 million in 1995 and $1.2 million in 1996.


                               Page 13-3

  Impairment of long-term operating assets of $35.5 million in 1994 includes $28.9 million related to the write-down of goodwill and certain permanently impaired assets of the continuing operations of the Aerospace heat-transfer components product line. This product line was purchased during a period of heavy defense spending in 1987 and the related goodwill was being amortized over 40 years. However, with the completion of major contracts and the decline of aerospace markets, future cash flows are now estimated to be less than the carrying value of the related assets. Accordingly, the assets were written down to their recoverable value. While the effect of this charge will have no cash impact, it will reduce amortization and depreciation expenses $1.6 million per year. The remaining impairment charges relate primarily to certain machinery and equipment used in operations in unprofitable product lines in Brazil and Germany. Since the future cash flows of these product lines were anticipated to be less than the carrying value of the related assets, the machinery and equipment for these product lines were written down to their estimated recoverable value. The effect of these charges will have no cash impact but will reduce depreciation expense $.7 million per year in 1995 and 1996.

  Interest expense decreased by $9.2 million in 1994 and by $5.1 million in 1993 principally due to reductions in debt.

  Loss on disposal of assets was $19.6 million in 1994, $14.7 million of which was due to impairment of idle properties. These properties became idle due to downsizing activities. Management has decided to sell or lease these properties in the near term. Accordingly, the assets were written-down to their estimated recoverable value based on today's markets. The 1994 loss on disposal of assets was also affected by a charge of $1.3 million for the estimated net loss on the sale of the Metal Bellows operations. The 1993 loss on disposal was comparable to 1992.
All years reported include losses from fixed asset disposals not part of a plant closing. Losses on the disposal of assets from a plant closing are included in the Provision for business restructuring activities.

  Income taxes increased to an effective rate of 53.6 percent in 1994 from a rate of 39.8 percent in 1993 and 1992. This increase was primarily due to receiving no federal or state tax benefit for the charge taken to write down goodwill, and for tax rate changes enacted in the United States and Germany.


DISCUSSION OF BALANCE SHEET

The Consolidated Balance Sheet shows the Company's financial position at year end, compared with the previous year end. This statement provides information to assist in assessing factors such as the Company's liquidity and financial resources.

  The current ratio at June 30, 1994 was lower than the ratio at June 30, 1993, principally due to the decrease of cash and cash equivalents.


                               Page 13-4

Working Capital (millions)                    1994           1993
__________________________                 _______        ________
  Current Assets                           $ 1,018        $ 1,056
  Current Liabilities                          504            468
  Working Capital                              514            588
  Current Ratio                                2.0            2.3


  Accounts receivable are primarily due from customers for sales of product ($347.4 million at June 30, 1994, compared to $316.3 million at June 30, 1993). The current year increase is primarily due to increased sales volume, but also increased slightly due to acquisitions. These increases were offset by the effects of currency rate changes in hyperinflationary countries. Lower sales volume in the Aerospace business offset the increased sales volume in the North American Industrial operations. Days sales outstanding for the Company improved from 1993.

  Inventories were $492.9 million at June 30, 1994, compared to $499.7 million a year ago. Reduced Aerospace inventories were nearly offset by increases in the Industrial Segment inventories, reflecting volume changes in these segments. Months supply of inventory on hand at June 30, 1994 decreased from 1993.

  Accounts payable, trade increased $56.0 million in 1994 primarily within the Industrial operations. The majority of the increase is due to higher volume within the North American Industrial operations and current year acquisitions. The Aerospace accounts payable, trade remained constant with the prior year.

  Accrued domestic and foreign taxes increased $16.7 million in 1994 as a result of the increase in domestic taxable income during the current year and the increase in the Federal income tax rate.

  Other accrued liabilities increased $17.3 million in 1994 as a result of an increase in accrued pension liabilities and an increase in accruals related to restructuring activities.

  Notes payable and Long-term debt decreased a total of $180.9 million primarily due to the retirement of $100 million of 9.45 percent debentures due 1997 through 2016, the retirement of $35.1 million of foreign bearer bonds due in 1994 and a reduction of the ESOP debt guarantee by $11.1 million.

  Pensions and other postretirement benefits increased $11.6 million to $169.1 million in 1994. These costs are explained further in Note 9 to the Consolidated Financial Statements.

  Deferred income taxes included in current assets increased by $12.6 million due largely to the downsizing and relocation charges taken in the current year that are not deductible for income tax purposes until paid.


                               Page 13-5

Non-current deferred income tax assets increased $13.8 million in Germany for the funding of a portion of their pension obligation, and for a change in the tax accounting for inventory. Non-current deferred income tax liabilities decreased $9.3 million, primarily because of reductions in the book/tax basis difference of depreciable assets and the tax benefit on the increase in the liabilities for other postretirement benefits.

  At June 30, 1994, non-current deferred income tax assets include a $22.8 million tax benefit for the net operating loss carryforwards of the Company's German operations. The Company has not provided a valuation allowance that would be required under Statement of Financial Accounting Standards (SFAS) No. 109 if it is more likely that these benefits would not be realized. Although future events cannot be predicted with certainty, management believes these benefits will be realized because: the tax loss carryforward period is unlimited; there are several tax planning strategies that can be used to reduce the carryforward; and the Company expects its German operations to return to their pre-1991 profitability levels within the near future, because 26 percent of the recent losses were due to non-recurring restructuring charges and the remainder was primarily the result of the recession in Europe.

  It is the Company's goal to maintain no less than an "A" rating on senior debt to ensure availability and reasonable cost of external funds. To meet this objective, the Company has established the financial goal of maintaining a ratio of debt to debt-equity of 30 to 33 percent. The calculation of the debt to debt-equity ratio at June 30, 1994 and 1993 includes the Company's loan guarantee to the trust established by the Company for the Employee Stock Ownership Plan as described more fully in
Note 7. Excluding the effect of the loan guarantee on both Long-term debt and Shareholders' equity, the debt to debt-equity ratio at June 30, 1994 and 1993 was 20.7 percent and 30.6 percent, respectively.

Debt to Debt-Equity Ratio (millions)             1994          1993
____________________________________          _______       _______
  Debt                                        $   284       $   465
  Debt & Equity                                 1,251         1,398
  Ratio                                          22.7 %        33.3 %


  The Company has negotiated a principal revolving credit agreement with several banks under which it may borrow up to $50 million. Upon agreement with the banks, this may be increased to $200 million and is intended to support financing for worldwide operating needs as well as any commercial paper borrowings. At June 30, 1994, $.7 million was outstanding on this credit line. There are also other lines of credit with various foreign banks (with credit limits totaling $55 million) which provide short-term financing for the Company's operations overseas. At June 30, 1994, $11 million was outstanding from these credit lines. The Company is also currently authorized by the Board of Directors to sell up to $200 million of commercial paper notes. At June 30, 1994, there were no commercial paper notes outstanding.


                               Page 13-6

  In fiscal 1995, no additional borrowings are anticipated to be used for the stock repurchase program, capital investments, or working capital purposes, but may be utilized for acquisitions.


DISCUSSION OF CASH FLOWS

The Consolidated Statement of Cash Flows reflects cash inflows and outflows from the Company's operating, investing and financing activities. Related noncash investing and financing transactions that affect the Company's financial position, but do not directly affect cash flows during the period, are disclosed separately in Note 1 to the Consolidated Financial Statements.

  Cash and cash equivalents decreased $78.4 million in 1994; but increased $59.9 million in 1993. The major components of these changes in cash flows are as follows:

  Cash Flows From Operating Activities -- The Company's largest source of cash continues to be net cash provided by operating activities. The charge for the impairment of long-term assets ($52.4 million) does not require the use of cash and therefore is a reconciling item added to Net income. Changes in the principal working capital items--Accounts receivable, Inventories and Accounts payable, trade--contributed $24.4 million in 1994, $19.4 million in 1993 and $50.8 million in 1992. Increased Accounts receivable in 1994 were more than offset by increased Accounts payable, trade. Inventory reductions have provided cash for the last three years, but not as significantly in the current year as in the past.

  Cash Flows From Investing Activities -- Capital expenditures are a principal use of long-term funds and have averaged $92.1 million per year for the 1992-1994 period. Capital expenditures increased slightly to $99.9 million in 1994 and are expected to increase again in 1995.
Financing is expected to come from internally generated cash flows. Proceeds from dispositions of business provided $13.7 million cash in 1994.

  Cash used for Acquisitions was $39.4 million in 1994 and $35.6 million in 1993. Acquisition amounts shown represent the net assets of the acquired companies at their respective acquisition dates and consist of the following:

(In thousands)                               1994       1993       1992
________________________________         ________   ________   ________
Assets acquired:
   Accounts receivable                   $  2,906   $  4,349   $    174
   Inventories                              6,278      4,907      3,175
   Prepaid expenses                         2,146                   113
   Deferred income taxes                      256        635
   Plant & equipment                       10,299     23,491      6,127
   Other assets                            22,539      8,428
                                         ________   ________   ________
                                           44,424     41,810      9,589
                               Page 13-7

Liabilities assumed:
   Notes payable                                                    298
   Accounts payable                         1,260      1,374         15
   Accrued payrolls                         1,977        988         97
   Accrued taxes                              204        884
   Other accrued liabilities                1,222      2,694         83
   Long-term debt                             375
   Other liabilities                          (60)       229
                                         ________   ________   ________
                                            4,978      6,169        493
________________________________         ________   ________   ________
Net assets acquired                      $ 39,446   $ 35,641   $  9,096
                                         ========   ========   ========

    Cash Flows From Financing Activities -- In 1994 the Company reduced its outstanding borrowings by a net total of $172.3 million. Payments of long-term borrowings were primarily the early-retirement of $100.0 million of debentures, the retirement of $35.1 million in foreign bearer bonds and the elimination of certain foreign bank loans. In 1993 the Company's notes payable and long-term borrowings activity remained fairly steady, resulting in net proceeds of $3.2 million.

  Dividends have been paid for 176 consecutive quarters, including a yearly increase in dividends for the last 38 fiscal years. The current annual dividend rate is $1.00 per share.

  In summary, based upon the Company's past performance and current expectations, management believes that the cash flows generated from future operating activities, combined with the Company's worldwide financial capabilities, will provide adequate funds to support planned growth and continued improvements in Parker's manufacturing facilities and equipment.


DISCUSSION OF BUSINESS SEGMENT INFORMATION

The Business Segment Information presents sales, operating income and assets by the principal industries and geographic areas in which Parker's various businesses operate. The Industrial Segment results for 1993 include the effect of a 13th month for the International operations. See
Note 1 to the Consolidated Financial Statements.

  Industrial Segment operating income as a percent of sales increased to
9.2 percent in 1994 from 7.2 percent in 1993 and 7.0 percent in 1992. Return on average assets was 14.0 percent in 1994, 10.6 percent in 1993 and 9.5 percent in 1992.
                                        .........% Change........
Increase (Decrease)                 1994-93       1993-92       1992-91
___________________________         _______       _______       _______
Sales                                   8.7           8.9          (2.0)
Operating income                       38.8          12.8          (7.9)
Assets                                  8.0           1.2           1.8

                               Page 13-8

  Sales for the North American operations increased 15.5 percent over 1993, while sales for the International operations declined 6.9 percent. Without the effect of the extra month for International operations in 1993, sales for International would have increased 2.3 percent in 1994. North American Industrial sales achieved record levels through increased shipments to heavy-duty truck, construction and farm equipment, and machine-tool customers. International Industrial sales continued to be affected by the recession in Europe and Latin America and were reduced by the effects of currency rate changes. Sales for 1993, without the effect of the extra month for International operations, increased 6.5 percent over 1992. North American sales increased 10.3 percent while International sales decreased 1.6 percent. The North American markets began experiencing increased volume during 1992 which continued throughout 1993. As in 1994 the recession lowered volume for the International operations. Backlog was $318.8 million at June 30, 1994, compared to $245.5 million at the end of the prior period, primarily due to increases in North America.

  Operating income for the total segment increased 38.8 percent in 1994. North American operations improved 33.4 percent, while operating losses for the International operations, without the effect of the extra month of operations in 1993, were reduced by 16.0 percent. Total segment Operating income for 1993, without the effect of an extra month for International operations, increased 13.8 percent, with North America experiencing a 29.5 percent increase, offset by a significant decline in the International operations. The significant improvements in both years, for the North American operations, were due to volume gains which increased capacity utilization and therefore improved the absorption of fixed costs. These gains were offset by a continuing recession in the International operations which caused under-absorption of fixed costs as a result of reduced volume. In addition, the International operations recognized the impairment of long-term assets ($6.6 million pretax), primarily relating to certain machinery and equipment used in operations for unprofitable product lines in Brazil and Germany. Despite these charges, the International results improved in 1994 and the total segment experienced margin improvements as a result of prior years' restructuring activities.

  Assets for the Industrial segment increased 8.0 percent in 1994 and increased only slightly in 1993. The 1994 increase is primarily due to increased customer accounts receivable and inventories as a result of increased volume in the North American Industrial markets and acquisitions in both North America and International. Net plant and equipment increased due to capital expenditures exceeding depreciation as well as acquisitions, but these increases were offset by write-downs of impaired assets. Acquisitions also caused an increase in goodwill. Deferred taxes increased for the tax benefits of partially funding the pension obligation and an inventory tax accounting change in Germany. The slight increase in assets in 1993 was due to increases in short-term investments, customer receivables, and deferred taxes, partially offset by a decrease in the inventory balance as a result of currency rate changes. The increase in customer receivables was due to increased volume in North America and the


                               Page 13-9
increase in deferred tax assets was caused by the tax benefits of increased operating loss carryforwards in Germany. The increase in short-term investments was principally due to the International operations' investment of cash generated by their operating activities.

  Aerospace Segment operating income as a percent of sales decreased to
3.3 percent from 8.5 percent in 1993 and 10.2 percent in 1992. Return on average assets was 4.4 percent in 1994, 10.7 percent in 1993 and 12.1 percent in 1992.
                                         .........% Change........
Increase (Decrease)                 1994-93       1993-92       1992-91
_____________________________       _______       _______       _______
Sales                                 (12.1)         (5.9)         (4.4)
Operating income                      (66.1)        (21.3)          2.3
Assets                                (23.5)        (13.4)         (8.7)

  Sales decreased 12.1 percent in 1994, and 5.9 percent in 1993, reflecting cutbacks in defense and commercial aircraft deliveries. The divestiture of the Metal Bellows operations also contributed to the 1994 decline. The Aerospace segment has continued to increase its penetration of commercial markets, with results approaching a split of nearly 60/40 between commercial and military revenues. Backlog at June 30, 1994 was $533.7 million as compared to $611.1 million at the end of the prior period, reflecting decreased military spending, fewer new aircraft deliveries and lower aftermarket volume.

  Operating income decreased 66.1 percent in 1994 and 21.3 percent in 1993. The significant decrease in 1994 is due to the recognition of impairment losses of $28.9 million pretax in the third quarter related to the write-down of goodwill and permanently impaired assets of the continuing operations of the heat-transfer components product line. The decline experienced in 1994 was also due to under-absorption of fixed costs as a result of reduced volume, offset by gains that are being realized as a result of prior years' restructurings. The 1993 decline was due to higher restructuring costs than the prior year.

  Assets decreased 23.5 percent in 1994 and 13.4 percent in 1993, primarily due to reductions in customer receivables, inventories and net plant and equipment, and in 1994 the write-down of goodwill related to impaired assets and the divestiture of the Metal Bellows operations. The decrease in customer receivables and inventories are both the result of the lower volume experienced during the respective years. Inventories in 1993 were also affected by write-offs of excess and obsolete materials. Net plant and equipment decreased as a result of downsizing and consolidation of facilities as well as from write-downs of impaired assets in 1994.






                               Page 13-10


CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)

                      For the years ended June 30,        1994         1993         1992
NET SALES                                          $ 2,576,337  $ 2,489,323  $ 2,375,808
Cost of sales                                        2,053,376    2,004,955    1,925,800
                                                   ___________  ___________  ___________
Gross profit                                           522,961      484,368      450,008

Selling, general and administrative expenses           302,668      310,765      282,861
Provision for business restructuring activities         18,773       22,879       14,798
Impairment of long-term operating assets                35,483
                                                   ___________  ___________  ___________
INCOME FROM OPERATIONS                                 166,037      150,724      152,349

Other income (deductions):
  Interest expense                                     (37,832)     (47,056)     (52,190)
  Interest and other income, net                         3,879        5,457        6,380
  Loss on disposal of assets                           (19,635)      (1,059)      (1,148)
                                                   ___________  ___________  ___________
                                                       (53,588)     (42,658)     (46,958)
Income before income taxes                             112,449      108,066      105,391
Income taxes (Note 3)                                   60,274       43,010       41,912
                                                   ___________  ___________  ___________
Income before extraordinary item and cumulative
      effect of changes accounting principles           52,175       65,056       63,479
Extraordinary item - extinguishment of debt (Note 7)    (4,523)
Cumulative effect - change in accounting for
      postretirement benefits (Notes 1 and 9)                                    (60,619)
Cumulative effect - change in accounting for income
      taxes (Notes 1 and 3)                                                        8,358
                                                   ___________  ___________  ___________
NET INCOME                                         $    47,652  $    65,056  $    11,218
                                                   ===========  ===========  ===========
EARNINGS PER SHARE:  (Note 4)
  Earnings per share before extraordinary item
    and cumulative effect of changes in
    accounting principles                          $      1.07  $      1.34  $      1.32
  Extraordinary item - extinguishment of debt             (.09)
  Cumulative effect - change in accounting for
    postretirement benefits                                                        (1.26)
  Cumulative effect - change in accounting for
    income taxes                                                                     .17
                                                   ___________  ___________  ___________
  Earnings per share                               $       .98  $      1.34  $       .23
                                                   ===========  ===========  ===========

The accompanying notes are an integral part of the financial statements.

                               Page 13-11


CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
                                               June 30,             1994         1993
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                    $    81,590  $   159,985
Accounts receivable, less allowance for doubtful
    accounts (1994 - $4,731; 1993 - $4,146)                      388,515      354,338
Inventories (Notes 1 and 5):
  Finished products                                              245,068      236,160
  Work in process                                                171,114      191,957
  Raw materials                                                   76,748       71,591
                                                             ___________  ___________
                                                                 492,930      499,708
Prepaid expenses                                                  14,263       13,934
Deferred income taxes (Notes 1  and 3)                            41,056       28,478
                                                             ___________  ___________
TOTAL CURRENT ASSETS                                           1,018,354    1,056,443
Plant and equipment (Note 1):
  Land and land improvements                                      81,900       81,455
  Buildings and building equipment                               387,764      376,576
  Machinery and equipment                                      1,114,708    1,078,896
  Construction in progress                                        37,456       32,422
                                                             ___________  ___________
                                                               1,621,828    1,569,349
Less accumulated depreciation                                    904,528      833,293
                                                             ___________  ___________
                                                                 717,300      736,056
Investments and other assets (Note 1)                             97,137       93,532
Excess cost of investments over net assets acquired (Note 1)      51,516       62,896
Deferred income taxes (Notes 1 and 3)                             28,483       14,663
                                                             ___________  ___________
TOTAL ASSETS                                                 $ 1,912,790  $ 1,963,590
                                                             ===========  ===========

                               Page 13-12

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable, including long-term debt
  payable within one year (Notes 6 and 7)                    $    26,973  $    86,641
Accounts payable, trade                                          181,148      125,127
Accrued payrolls and other compensation                           79,497       73,715
Accrued domestic and foreign taxes                                57,641       40,917
Other accrued liabilities                                        159,185      141,854
                                                             ___________  ___________
TOTAL CURRENT LIABILITIES                                        504,444      468,254

Long-term debt (Note 7)                                          257,259      378,476
Pensions and other postretirement benefits (Notes 1 and 9)       169,081      157,513
Deferred income taxes (Notes 1 and 3)                              8,052       17,349
Other liabilities                                                  7,603        9,098
                                                             ___________  ___________
TOTAL LIABILITIES                                                946,439    1,030,690

SHAREHOLDERS' EQUITY (Note 8)
Serial preferred stock, $.50 par value, authorized
  3,000,000 shares, none issued
Common stock, $.50 par value, authorized 150,000,000 shares;
  issued 49,265,074 shares in 1994 and 1993 at par value          24,633       24,633
Additional capital                                               165,942      164,430
Retained earnings                                                806,240      806,033
Deferred compensation related to guarantee of ESOP
  debt (Note 7)                                                  (25,697)     (36,764)
Foreign currency translation adjustments                           2,538      (10,533)
                                                                 973,656      947,799
Common stock in treasury at cost; 325,371 shares in 1994
  and 663,701 shares in 1993                                      (7,305)     (14,899)
                                                             ___________  ___________
TOTAL SHAREHOLDERS' EQUITY                                       966,351      932,900
                                                             ___________  ___________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 1,912,790  $ 1,963,590
                                                             ===========  ===========

The accompanying notes are an integral part of the financial statements




                               Page 13-13


CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
                              For the years ended June 30,      1994        1993        1992
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                 $  47,652   $  65,056   $  11,218
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Net effect of extraordinary loss                             4,523
  Cumulative effect of changes in accounting principles                               52,261
  Depreciation                                               106,546     109,673     102,628
  Amortization                                                 6,523       4,483       4,385
  Deferred income taxes                                      (34,000)    (14,525)    (16,622)
  Foreign currency transaction loss                            3,563         983       4,243
  Loss on sale of plant and equipment                          2,849       1,003       3,477
  Provision for restructuring (excluding cash payments
    of $20,214 in 1994, $7,300 in 1993 and $15,538 in 1992)   (1,441)     15,579        (740)
  Impairment of long-term assets                              52,422
  Changes in assets and liabilities, net of effects from
       acquisitions and dispositions:
    Accounts receivable                                      (45,387)    (17,873)    (20,626)
    Inventories                                               11,247      39,716      69,403
    Prepaid expenses                                           1,887        (260)     (1,500)
    Other assets                                              (6,719)     (4,095)     (7,763)
    Accounts payable, trade                                   58,497      (2,464)      1,990
    Accrued payrolls and other compensation                    9,568       6,388      12,166
    Accrued domestic and foreign taxes                        22,630      23,409      10,618
    Other accrued liabilities                                 11,364       3,953      (3,131)
    Pensions and other postretirement benefits                 8,971       1,609      16,594
    Other liabilities                                         (1,491)     (3,253)     (3,415)
                                                           _________   _________   _________
      Net cash provided by operating activities              259,204     229,382     235,186



                               Page 13-14


CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (excluding cash of $2,661 in 1994 and
    $503 in 1992)                                            (39,446)    (35,641)     (9,096)
Capital expenditures                                         (99,914)    (91,484)    (84,955)
Proceeds from sale of plant and equipment                      5,774       3,440       6,548
Proceeds from disposition of business                         13,689
Other                                                           (362)     (4,324)     (1,740)
                                                           _________   _________   _________

      Net cash (used in) investing activities               (120,259)   (128,009)    (89,243)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options                                      9,105       4,645       5,350
(Payments of) proceeds from notes payable, net               (18,888)     14,673     (21,469)
Proceeds from long-term borrowings                             3,619       8,528       2,465
Payments of long-term borrowings                            (157,026)    (19,960)    (27,759)
Extraordinary loss on early retirement of debt                (7,238)
Dividends paid, net of tax benefit of ESOP shares            (47,445)    (46,121)    (44,382)
                                                           _________   _________   _________

      Net cash (used in) financing activities               (217,873)    (38,235)    (85,795)
Effect of exchange rate changes on cash                          533      (3,206)      1,062
                                                           _________   _________   _________
Net (decrease)increase in cash and cash equivalents          (78,395)     59,932      61,210
Cash and cash equivalents at beginning of year               159,985     100,053      38,843
                                                           _________   _________   _________
Cash and cash equivalents at end of year                   $  81,590   $ 159,985   $ 100,053
                                                           =========   =========   =========

The accompanying notes are an integral part of the financial statements.


                               Page 13-15


BUSINESS SEGMENT INFORMATION - BY INDUSTRY
(Dollars in thousands)
                                                        1994          1993          1992
NET SALES, including intersegment sales:
  Industrial:
    North America                                $ 1,498,612   $ 1,297,474   $ 1,176,690
    International                                    529,891       568,984       537,457
  Aerospace                                          548,091       623,239       662,276
  Intersegment sales                                    (257)         (374)         (615)
                                                 ___________   ___________   ___________
                                                 $ 2,576,337   $ 2,489,323   $ 2,375,808
                                                 ===========   ===========   ===========

INCOME FROM OPERATIONS before corporate
      general and administrative expenses:
  Industrial:
    North America                                $   204,778   $   153,525   $   118,568
    International                                    (17,502)      (18,579)        1,066
  Aerospace                                           18,001        53,093        67,439
                                                 ___________   ___________   ___________
                                                     205,277       188,039       187,073
Corporate general and administrative expenses         39,240        37,315        34,724
                                                 ___________   ___________   ___________
Income from operations                               166,037       150,724       152,349
Other deductions                                      53,588        42,658        46,958
                                                 ___________   ___________   ___________
Income before income taxes                       $   112,449   $   108,066   $   105,391
                                                 ===========   ===========   ===========

IDENTIFIABLE ASSETS: (a)
  Industrial                                     $ 1,386,660   $ 1,283,728   $ 1,268,952
  Aerospace                                          353,635       462,538       534,050
                                                 ___________   ___________   ___________
                                                   1,740,295     1,746,266     1,803,002
  Corporate assets (b)                               172,495       217,324       155,118
                                                 ___________   ___________   ___________
                                                 $ 1,912,790   $ 1,963,590   $ 1,958,120
                                                 ===========   ===========   ===========

PROPERTY ADDITIONS: (c)
  Industrial                                     $    99,710   $   104,669   $    79,137
  Aerospace                                            9,675         7,981         8,096
  Corporate                                              828         2,325         3,849
                                                 ___________   ___________   ___________
                                                 $   110,213   $   114,975   $    91,082
                                                 ===========   ===========   ===========

                               Page 13-16


DEPRECIATION:
  Industrial                                     $    82,796   $    83,333   $    72,794
  Aerospace                                           20,475        23,117        26,927
  Corporate                                            3,275         3,223         2,907
                                                 ___________   ___________   ___________
                                                 $   106,546   $   109,673   $   102,628
                                                 ===========   ===========   ===========

(a) Identifiable assets for 1992 were restated to reclassify certain prepaid pension costs to be consistent with 1994 and 1993 reporting.

(b) Corporate assets are principally cash and cash equivalents, domestic deferred income taxes, investments, headquarters facilities, idle facilities held for sale and the major portion of the Company's domestic data processing equipment.

(c) Includes value of net plant and equipment at the date of acquisition of acquired companies accounted for by the purchase method (1994 - $10,299; 1993 - $23,491; 1992 - $6,127).



BUSINESS SEGMENT INFORMATION - BY GEOGRAPHIC AREA
(Dollars in thousands)
                                                        1994          1993          1992
NET SALES, including interarea sales
  North America                                  $ 2,091,974   $ 1,957,014   $ 1,879,241
  Europe                                             433,844       473,547       450,898
  All Other                                          109,113       110,703        98,816
  Interarea                                          (58,594)      (51,941)      (53,147)
                                                 ____________  ____________  ____________
                                                 $ 2,576,337   $ 2,489,323   $ 2,375,808
                                                 ============  ============  ============

INCOME FROM OPERATIONS before corporate
    general and administrative expenses:
  North America                                  $   222,779   $   206,618   $   186,007
  Europe                                             (16,708)      (22,404)         (995)
  All Other                                             (794)        3,825         2,061
                                                 ___________   ___________   ___________
                                                     205,277       188,039       187,073
Corporate general and administrative expenses         39,240        37,315        34,724
                                                 ___________   ___________   ___________
Income from operations                           $   166,037   $   150,724   $   152,349
                                                 ===========   ===========   ===========

                               Page 13-17


IDENTIFIABLE ASSETS:  (a)
  North America                                  $ 1,193,568   $ 1,272,589   $ 1,295,133
  Europe                                             460,961       386,461       418,638
  All Other                                           85,766        87,216        89,231
                                                 ___________   ___________   ___________
                                                   1,740,295     1,746,266     1,803,002
Corporate assets (b)                                 172,495       217,324       155,118
                                                 ___________   ___________   ___________
                                                 $ 1,912,790   $ 1,963,590   $ 1,958,120
                                                 ===========   ===========   ===========

The Industrial Segment produces motion-control and fluid system components for builders and users of various types of manufacturing, packaging, processing, transportation, agricultural, and military machinery, vehicles and equipment. The North American Industrial business represents the largest portion of the Company's manufacturing plants and distribution networks. The International Industrial operations bring Parker products and services to countries outside of North America.
Through both overseas manufacturing	 and export, these International
operations supply a rapidly growing customer base in Europe, Asia Pacific and Latin America.

The Aerospace Segment provides Parker components and systems for most of the western-world's commercial, military and general-aviation aircraft and turbine engines. Also, it performs a vital role in naval vessels, land-based weapons systems, missiles, satellites and manned space vehicles. This Segment serves original equipment and maintenance, repair and overhaul customers worldwide.

Intersegment and interarea sales are recorded at fair market value.

There was no customer to whom sales were 3 percent or more of consolidated sales.


                               Page 13-18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts.)


1.   SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of the accompanying consolidated financial statements are summarized below.

   Basis of Consolidation - The consolidated financial statements include the accounts of all domestic and foreign subsidiaries. All material intercompany transactions and profits have been eliminated in the consolidated financial statements.

   Financial Instruments - The Company has provided fair value estimates and information about valuation methodologies of financial instruments in this note and Note 7 to the financial statements. The Company's financial instruments consist primarily of investments in cash, cash equivalents and long-term investments as well as obligations under notes payable and long-term debt.

   Cash - Cash equivalents consist of short-term highly liquid investments, with a three month or less maturity, carried at cost plus accrued interest, which are readily convertible into cash. The carrying value for cash and cash equivalents approximates fair value.

                                             1994       1993       1992
Cash paid for:
Interest, net of capitalized interest    $ 34,221   $ 42,905   $ 46,974
Income taxes                               71,375     39,148     49,190
Noncash financing activities:
Principal reduction of
   ESOP debt guarantee                     11,067     10,003      9,016

   Inventories - Inventories are stated at the lower of cost or market. The majority of domestic inventories are valued by the last-in, first-out method and the balance of the Company's inventories are valued by the first-in, first-out method.

   Long-Term Contracts - The Company enters into long-term contracts for the production of products. For financial statement purposes, sales are recorded as deliveries are made (units of delivery method of percentage-of-completion). Unbilled costs on these contracts are included in inventory. Progress payments are netted against the inventory balances. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

   Plant, Equipment and Depreciation - Plant and equipment are recorded at cost and are depreciated principally using the straight-line method for financial reporting purposes. Depreciation rates are based on

                               Page 13-19
estimated useful lives of the assets. Improvements which extend the useful life of property are capitalized, and maintenance and repairs are expensed. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in current income.

   Investments and Other Assets - Investments in joint-venture companies in which ownership is 50% or less are stated at cost plus the Company's equity in undistributed earnings. These investments and the related earnings are not material to the consolidated financial statements. The carrying value of Investments and other assets approximates fair value.

   Excess Cost of Investments - The excess cost of investments over net assets acquired is being amortized, on a straight-line basis, over various periods not exceeding 40 years. Unamortized cost in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.

   Income Taxes - Income taxes are provided based upon income for financial reporting purposes. Deferred income taxes arise from temporary differences in the recognition of income and expense for tax purposes. Tax credits and similar tax incentives are applied to reduce the provision for income taxes in the year in which the credits arise. Undistributed earnings of foreign subsidiaries are reinvested in their operations. Accordingly, no provision is made for additional income taxes that might be payable on the distribution of such earnings.

ACCOUNTING CHANGES

   Concurrent Close - In fiscal 1993 the Company changed the end of the twelve-month reporting period for subsidiaries outside of North America from May 31 to June 30 to provide uniform reporting on a global basis. Accordingly, an additional month of operating results (June 1993) for these subsidiaries is included in the fiscal 1993 financial statements. The results of this month for the affected subsidiaries were Net sales of $40,089, Income (loss) from operations of $(1,191), Interest expense of $1,122 and a Net income (loss) of $(1,484) or $(.03) per share. For fiscal years 1992 and prior, the consolidated financial statements for subsidiaries outside of North America were consolidated on the basis of twelve-month periods ending May 31 and have not been restated.

   When comparing fiscal 1994 to fiscal 1993 the additional month of operating results for these subsidiaries would be June 1992. The results of this month were Net sales of $50,801, Income from operations of $2,263, Interest expense of $470 and Net income of $1,057 or $.02 per share.

                               Page 13-20

   Accounting for Postretirement Benefits and Accounting for Income Taxes - Effective July 1, 1991, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions and SFAS
No. 109, Accounting for Income Taxes. For postretirement benefits, the Company changed its method from expensing the cost of medical and life insurance claims when they are paid to accruing these costs during the employees' active working career. For income taxes, the Company changed its method from the deferred method to the asset and liability method. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. These deferred taxes are measured by the provisions of currently enacted tax laws.

   Effects of SFAS No. 106 and 109 Accounting Changes - The cumulative effects for these changes in accounting, for the periods prior to July 1, 1991, are shown separately in fiscal 1992. For postretirement benefits, the cumulative effect was expense of $60,619 (after an income tax benefit of $35,602). For income taxes, the cumulative effect was income of $8,358, consisting of a $1,847 income tax benefit and $6,511 that was accounted for as an increase in Plant and equipment for prior business combinations.

2.   ACQUISITIONS AND DIVESTITURES

Acquisitions - In August 1994, the Company acquired the Automation Division of Atlas Copco AB, a manufacturer of pneumatic components in Sweden. Sales for the most recent fiscal year prior to acquisition exceeded $35 million for this operation.

   In April 1994 the Company purchased the assets of a leading Scandinavian filter manufacturer, Finn-Filter Oy, for $9.6 million cash, which included manufacturing locations in Urjala and Hyrynsalmi, Finland and a sales subsidiary in Sweden. In December 1993 the Company increased its ownership in LDI Pneutronics Corp., which specializes in advanced-technology pneumatic valves and components for medical, semiconductor, and analytical instrumentation markets, from 40 percent to 100 percent, for an additional investment of $5.7 million. In November 1993 the Company acquired the Electro-pneumatic Division of Telemecanique in Evreux, France, a leading European manufacturer of pneumatic products for industrial applications for $26.7 million cash. Sales for these operations for their most recent fiscal year prior to acquisition exceeded $63.2 million. These acquisitions were accounted for by the purchase method.

   During the year ended June 30, 1993, the Company acquired the Ross hydraulic motor and hydrostatic steering controls business of TRW Inc. located in Greeneville, Tennessee and Dusseldorf, Germany for approximately $31.3 million cash. Sales for these operations for the most recent fiscal year prior to acquisition exceeded $39 million. This acquisition was accounted for by the purchase method.

                               Page 13-21

   During fiscal 1992, the Company acquired the assets of the hydraulic hose business of Trelleborg AB located in Hoogezand, the Netherlands and Sundsvall, Sweden for $8.0 million cash and the assets of FACOA, C.A. of Puerto Ordaz, Venezuela, a manufacturer of hydraulic hose fittings, for $1.1 million cash. Sales for these operations for the most recent fiscal year prior to acquisition were approximately $14.5 million.
These acquisitions were accounted for by the purchase method.

   Divestitures - Effective April 1, 1994, the Company divested nearly all of the assets related to its Metal Bellows operations, which manufactured welded and formed bellows, accumulators and other fabricated assemblies, principally for the aerospace market. The sale resulted in proceeds of $14.2 million. Sales for this product line, for the most recent fiscal year, were approximately $30 million.

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

3.  INCOME TAXES

Income taxes before extraordinary item and cumulative effect of changes in accounting principles include the following:

                                             1994       1993       1992
Federal                                  $ 70,332   $ 45,523   $ 40,258
Foreign                                    10,004      5,470     10,749
State and local                            14,376      6,940      6,908
Deferred                                  (34,438)   (14,923)   (16,003)
                                         $ 60,274   $ 43,010   $ 41,912

A reconciliation of the Company's effective income tax rate to the statutory Federal rate follows:
                                           1994       1993       1992
Statutory Federal income tax rate          35.0 %     34.0 %     34.0 %
State and local income taxes                6.1        4.0        4.0
FSC income not taxed                       (3.0)      (2.7)      (2.0)
Foreign tax rate difference                  .5        1.6        3.1
Foreign losses with no tax benefit          1.5        3.0        2.6
Foreign tax credits                         1.1         .2       (3.0)
Recognized loss carryforwards                .3       (3.4)      (1.5)
Impairment losses with no tax benefit       9.0
Other                                       3.1        3.1        2.6
Effective income tax rate                  53.6 %     39.8 %     39.8 %


                               Page 13-22

   Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities. The differences comprising the net deferred taxes shown on the Consolidated Balance Sheet at June 30 were as follows:

                                                        1994       1993
Postretirement benefits                             $ 45,051   $ 33,425
Other liabilities and reserves                        39,358     28,656
Long-term contracts                                    8,944      9,648
Operating loss carryforwards                          38,403     39,036
Foreign tax credit carryforwards                       3,093      1,263
Valuation allowance                                  (11,035)    (9,078)
Depreciation                                         (57,848)   (63,986)
Acquisitions                                          (7,584)   (11,420)
Inventory                                              4,048     (1,040)
Net deferred tax asset (liability)                  $ 62,430   $ 26,504

Change in net deferred tax asset (liability):
    Provision for deferred tax                      $ 34,438   $ 14,923
    Translation adjustment                             1,978       (299)
    Acquisitions                                        (490)
Total change in net deferred tax                    $ 35,926   $ 14,624

   At June 30, 1994, foreign subsidiaries had benefits for tax and financial reporting operating loss carryforwards of $38,403 and $38,900, respectively, most of which can be carried forward indefinitely. All of the foreign tax credit carryforwards of $3,093 are available through 1995.

   Provision has not been made for additional U.S. or foreign taxes on undistributed earnings of certain international operations as those earnings will continue to be reinvested. It is not practicable to estimate the additional taxes, including applicable foreign withholding taxes, that might be payable on the eventual remittance of such earnings.

4.   EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares of common stock outstanding during the year, adjusted for shares issued in acquisitions accounted for as poolings of interests and stock splits distributed to shareholders. Fully diluted earnings per share are not presented because such dilution is not material.

5.   INVENTORIES

Inventories valued on the last-in, first-out cost method are approximately 40% in 1994 and 36% in 1993 of total inventories. The current cost of these inventories exceeds their valuation determined on the LIFO basis by $130,710 in 1994 and $130,610 in 1993. Progress payments of $11,429 in 1994 and $12,964 in 1993 are netted against inventories.

                               Page 13-23

6.   LINES OF CREDIT

At June 30, 1994, the Company had available $50,000 through a multi-currency unsecured revolving credit agreement with a group of banks.
The interest on this credit agreement, which expires October 1996, is based upon the type of debt advanced. The agreement also requires a facility fee equal to 1/8 percent of the commitment per annum. Covenants in the agreement include a limitation on the Company's debt to debt-equity ratio. The Company had $660 outstanding under this credit line at June 30, 1994.

   The Company has other lines of credit, primarily short-term, aggregating $55 million, from various foreign banks. Most of these agreements are reviewed annually. At June 30, 1994, the Company had $11 million outstanding under these lines of credit.

   The Company is also currently authorized to sell up to $200 million of short-term commercial paper notes. These notes are rated A-1 by Standard & Poor's and P-2 by Moody's. There were no commercial paper notes outstanding at June 30, 1994 or 1993.

7.   LONG-TERM DEBT

Long-term debt at June 30 consists of the following:
                                                        1994        1993
Domestic:
    Debentures and notes
       9.86%, due 1995-1999                       $    4,000  $    6,000
       9.6%, due 1995-1998                            10,286      14,286
       9.45%, due 1998-2017                                      100,000
       10.375%, due 1999-2018                        100,000     100,000
       9.75%, due 2002-2021                          100,000     100,000
    Industrial revenue bonds
       2.05% to 8.25%, due 1995-2015                  25,121      30,671
    ESOP loan guarantee
       8.41%, due 1995-1996                           25,697      36,764
Foreign:
    Bearer bonds
       5.75%, due 1995                                            35,142
    Bank loans, including revolving credit
       2.25% to 12.0%, due 1995-2006                  10,842      17,314
Other long-term debt, including capitalized leases     1,864       1,207
Total long-term debt                                 277,810     441,384
Less long-term debt payable within one year           20,551      62,908
Long-term debt, net                                $ 257,259   $ 378,476

Principal amounts of long-term debt payable in the five years ending June 30, 1995 through 1999 are $20,551, $20,865, $7,853, $5,395, and
$10,516, respectively.


                               Page 13-24

   The carrying amount of the Company's notes payable approximates fair value. The fair value of the Company's long-term debt (excluding leases) was estimated using discounted cash flow analyses based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value of this debt, $277,215, was estimated to have a fair value of $284,499.

   In November 1993, the Company used cash from operating activities to early-retire $100,000 of 9.45 percent debentures due November 1997 through 2016, resulting in an early redemption premium and write-off of deferred issuance costs totaling $4,207, which is net of income taxes of $3,515. In addition, the Company early-retired $3,509 of 15.08 percent Australian debt due in 1995, resulting in an early redemption premium of $316. These have been accounted for as extraordinary items in the Consolidated Statement of Income.

   ESOP loan guarantee - In February 1989, Parker established a leveraged Employee Stock Ownership Plan (ESOP), which covers substantially all domestic employees. Under the ESOP, the Company established a trust which borrowed $70 million. The loan is unconditionally guaranteed by the Company and therefore the unpaid balance of the borrowing is reflected in the Consolidated Balance Sheet as Long-term debt. An equivalent amount representing Deferred compensation is recorded as a deduction from Shareholders' equity. Proceeds of this borrowing were used by the ESOP to purchase 2.5 million shares of the Company's common stock on the open market at an average cost of $28 per share. Commencing July 1, 1989, and continuing over the period of the loan, the shares purchased by the ESOP with the loan proceeds are being allocated to employees who make contributions to the Company's existing 401(k) Savings Plan. Company contributions plus interest income and dividends earned on the unallocated shares are used to service the loan. Company contributions in excess of loan service requirements are used to obtain additional shares, which are all allocated to employees. Compensation and interest components of ESOP expense, equal to the amount of Company contributions to the ESOP, are included in Net income.
                                             1994       1993       1992
Company contributions to the ESOP        $ 15,764   $ 15,217   $ 14,523
Interest income and dividends earned
   by the ESOP                              1,059      1,368      1,696
Interest expense on ESOP debt              (2,848)    (3,764)    (4,550)

   Lease Commitments - Future minimum rental commitments as of June 30, 1994, under noncancelable operating leases, which expire at various dates, are as follows: 1995-$16,965; 1996-$14,178; 1997-$10,246; 1998-
$6,909; 1999-$5,613; and after 1999-$24,211.

   Rental expense in 1994, 1993 and 1992 was $21,470, $30,897 and
$31,428, respectively.

                               Page 13-25

8.  SHAREHOLDERS' EQUITY AND OTHER STOCK-RELATED INFORMATION

Common Shares                                   1994        1993        1992
Balance July 1                             $  24,633   $  24,632   $  24,615
 Shares issued under stock option plans
  (1994 - 129,801; 1993 - 22,496; 1992 - 56,644)
  less shares of stock for stock exchange
  (1994 - 129,801; 1993 - 22,496; 1992 - 23,194)                          17
 Shares issued for conversion of debentures                    1
Balance June 30                            $  24,633   $  24,633   $  24,632

Additional Capital
Balance July 1                             $ 164,430   $ 164,041   $ 162,496
 Shares issued under stock option plans,
  less shares of stock for stock exchange      1,512         367       1,534
 Shares issued for conversion of debentures                   22          11
Balance June 30                            $ 165,942   $ 164,430   $ 164,041

Retained Earnings
Balance July 1                             $ 806,033   $ 787,098   $ 820,262
 Net income                                   47,652      65,056      11,218
 Cash dividends paid on common shares,
  net of tax benefit of ESOP shares
  (1994 - $.98 per share; 1993 - $.96 per
   share; 1992 - $.93 per share;             (47,445)    (46,121)    (44,382)
Balance June 30                            $ 806,240   $ 806,033   $ 787,098

Deferred Compensation Related to ESOP Debt
Balance July 1                             $ (36,764)  $ (46,767)  $ (55,783)
 Reduction of ESOP debt (Note 7)              11,067      10,003       9,016
Balance June 30                            $ (25,697)  $ (36,764)  $ (46,767)

Translation Adjustments
Balance July 1                             $ (10,533)  $  24,201   $  14,870
 Translation adjustments (Note 10)            13,071     (34,734)      9,331
Balance June 30                            $   2,538   $ (10,533)  $  24,201

Common Stock in Treasury
Balance July 1                             $ (14,899)  $ (19,186)  $ (22,985)
 Shares issued under stock option plan
  (1994 - 338,330; 1993 - 190,961;
   1992 - 169,238)                             7,594       4,287       3,799
Balance June 30                            $  (7,305)  $ (14,899)  $ (19,186)

   On August 16, 1990 the Board of Directors authorized the repurchase, from time to time, of up to 3 million shares of the Company's common stock on the open market, at prevailing prices. The repurchases were funded from operating cash flows and the shares are being held as treasury stock.

                               Page 13-26

   The Company's stock option and stock incentive plans provide for the granting of incentive stock options and/or nonqualified options to officers and key employees to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the dates options are granted. All outstanding options are exercisable one year after the date of grant and expire no more than ten years after grant. At June 30, 1994, the Company had 3,131,656 common shares reserved for issuance in connection with these plans. Additional information as to shares subject to options is as follows:

                                   Shares Subject        Average Option
                                       To Options       Price Per Share
Outstanding June 30, 1992               1,752,148               $ 27.37
 Granted                                  694,700                 28.99
 Exercised                               (213,457)                23.42
 Cancelled                                (99,265)                32.77
Outstanding June 30, 1993               2,134,126               $ 28.04
 Granted                                   49,800                 40.25
 Exercised                               (468,031)                26.29
 Cancelled                                (34,132)                29.51
Outstanding June 30, 1994               1,681,763               $ 28.85

   Options exercisable and shares available for future grant at June 30 were:
                                             1994                  1993
Options exercisable                     1,631,963             1,466,826
Shares available for grant              1,449,893             1,380,354

   The Company derives a tax deduction measured by the excess of the market value over the option price at the date nonqualified options are exercised. The related tax benefit is credited to additional capital. The Company makes no charges against capital with respect to options granted.

9.   RETIREMENT BENEFITS

Pensions -- The Company has noncontributory defined benefit pension plans covering eligible employees, including certain employees in foreign countries. Benefits for salaried plans are generally based on the employees' compensation during the three to five years prior to retirement. Under the hourly plans, benefits are generally based on various monthly amounts for each year of credited service. The Company also has contractual arrangements with certain key employees which provide for supplemental retirement benefits. In general, the Company's policy is to fund these plans based on legal requirements, tax considerations, local practices and investment opportunities. The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions and costs are determined as a percentage of each covered employee's salary.

                               Page 13-27

   Pension costs for all plans were $10,850, $14,649 and $10,369 for 1994, 1993 and 1992, respectively. Pension costs were reduced in 1994 by curtailment gains of $1,899 for the Metal Bellows divestiture.
Pension costs for all defined benefit plans are as follows:

                                             1994        1993       1992
Service cost-benefits earned during
   the period                            $ 16,889    $ 16,776   $ 15,731
Interest cost on projected benefit
   obligation                              34,330      31,564     28,515
Actual return on assets                    (3,088)    (46,181)   (46,827)
Net amortization and deferral             (38,364)     11,524     12,039
Net periodic pension costs              $   9,767    $ 13,683   $  9,458

   For domestic plans, the weighted average discount rates and the rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 8% and 5%, respectively, at June 30, 1994 and 1993. The expected long-term rate of return on assets was 9% at June 30, 1994 and 1993. For the principal foreign plans located in the United Kingdom and Germany, the weighted average discount rates used were 7.5% and 7%, respectively, at June 30, 1994 and 9% and 6.5%, respectively, at June 30, 1993 and rates of increase in future compensation used were 5.5% and 4.5%, respectively, at June 30, 1994 and 7% and 4%, respectively, at June 30, 1993. The rates of return on assets used in the United Kingdom were 8.5% at June 30, 1994 and 10% in 1993 and was 7% at June 30, 1994 for
Germany.

   The following tables set forth the funded status of all the plans accounted for using SFAS No. 87, Employers' Accounting for Pensions, and the amounts recognized in the Company's consolidated balance sheet:

                                          Assets Exceed Accumulated Benefits
                                                        1994         1993
Actuarial present value of benefit obligations:
 Vested benefit obligation                         $(319,733)   $(280,917)
 Accumulated benefit obligation                    $(330,657)   $(293,299)
 Projected benefit obligation                      $(388,478)   $(356,329)
Plan assets at fair value                            434,951      440,038
Projected benefit obligation less than plan assets    46,473       83,709
Unrecognized net (gain) or loss                        9,258      (29,398)
Unrecognized prior service cost                       11,409       10,484
Unrecognized net (asset) obligation                  (26,977)     (30,558)
Prepaid pension cost (pension liability)
 recognized                                        $  40,163    $  34,237



                               Page 13-28

                                          Accumulated Benefits Exceed Assets
                                                        1994         1993
Actuarial present value of benefit obligations:
 Vested benefit obligation                         $ (60,322)   $ (53,067)
 Accumulated benefit obligation                    $ (67,402)   $ (57,809)
 Projected benefit obligation                      $ (77,353)   $ (68,053)
Plan assets at fair value                             15,682        8,090
Projected benefit obligation in excess of
 plan assets                                         (61,671)     (59,963)
Unrecognized net (gain) or loss                        1,809        5,535
Unrecognized prior service cost                        1,299        1,267
Unrecognized net (asset) obligation                    3,056        1,994
Prepaid pension cost (pension liability)
 recognized                                        $ (55,507)   $ (51,167)

   The majority of the underfunded plans relate to foreign and supplemental executive plans.

   The plans' assets consist primarily of listed common stocks, corporate and government bonds, and real estate investments. At June 30, 1994 and 1993, the plans' assets included Company stock with market values of $10,068 and $7,824, respectively.

   Other Postretirement Benefits--The Company provides postretirement medical and life insurance benefits to certain retirees and eligible dependents. Most plans are contributory, with retiree contributions adjusted annually. The plans are unfunded and pay stated percentages of covered medically necessary expenses incurred by retirees, after subtracting payments by Medicare or other providers and after stated deductibles have been met. For most plans, the Company has established cost maximums to more effectively control future medical costs. The Company has reserved the right to change or eliminate these benefit plans.

   As discussed in Note 1, the Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, with respect to its domestic postretirement benefit plans effective July 1, 1991. Certain of the Company's non-U.S. subsidiaries have similar plans for retirees. However, most retirees outside the United States are covered by government-sponsored and administered programs, and the cost of the postretirement programs are not significant. Postretirement benefit costs included the following components:
                                             1994       1993       1992
Service cost-benefits attributed to
 service during the period               $  3,414   $  3,767   $  3,622
Interest cost on accumulated
 postretirement benefit obligations         9,656      9,009      7,826
Net amortization and deferral                 364       (125)
Net periodic postretirement
 benefit costs                           $ 13,434   $ 12,651   $ 11,448

                               Page 13-29

   The following table reconciles the plans' combined funded status to amounts recognized in the Company's consolidated balance sheet:

                                                      1994         1993

Accumulated postretirement benefit obligation:
 Retirees                                        $ (61,488)   $ (49,800)
 Fully eligible active plan participants           (27,532)     (27,060)
 Other active plan participants                    (39,026)     (42,989)
 Unrecognized (gain) loss                            6,976        6,768
 Unrecognized prior service cost                       754          816
Accrued postretirement benefit costs             $(120,316)   $(112,265)

   For measurement purposes, an 11.25% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1995. The rate was assumed to decrease gradually to 6% by 2007 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of June 30, 1994 by $5,535, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $429. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8% at June 30, 1994 and 1993.

10.  FOREIGN CURRENCY TRANSLATION AND FOREIGN OPERATIONS

The Company's major foreign operations are located in Germany, the United Kingdom, Brazil, France, and Italy. Their business activities are conducted principally in their local currency.

   Assets and liabilities of most foreign subsidiaries are translated at current exchange rates, and income and expenses are translated using weighted average exchange rates. The effects of these translation adjustments, as well as gains and losses from certain intercompany transactions, are reported in a separate component of Shareholders' equity. Such adjustments will affect Net income only upon sale or liquidation of the underlying foreign investments, which is not contemplated at this time.

   Exchange gains and losses from transactions in a currency other than the local currency of the entity involved, and translation adjustments in countries with highly inflationary economies (Argentina, Brazil and Venezuela), are included in income. Net transaction and translation adjustments reduced Net income in 1994, 1993 and 1992 by $382, $2,218 and $1,168, respectively. Such amounts are net of the tax benefits from monetary corrections for inflation and exclude the effect on Cost of sales resulting from valuing inventories at acquisition cost since sales price increases in each year more than offset this effect.

                               Page 13-30

   Net sales, Income before income taxes (and before extraordinary item in 1994 and cumulative effect of changes in accounting principles in
1992) and Net income include the following amounts from foreign operations:

                                           1994         1993         1992
Net sales                             $ 588,098    $ 616,717    $ 583,044
Income before income taxes              (17,070)     (25,804)      (7,595)
Net income                              (14,594)     (17,468)      (6,588)

   Net assets of foreign operations at June 30, 1994 and 1993 amounted to $416,756 and $349,407, respectively.

   Accumulated undistributed earnings of foreign operations reinvested in their operations amounted to $38,938, $58,101, and $79,142 at June 30, 1994, 1993 and 1992, respectively.

11.  RESEARCH AND DEVELOPMENT

Research and development costs amounted to $64,518 in 1994, $60,054 in 1993, and $50,019 in 1992. Customer reimbursements included in the total cost for each of the respective years were $22,640, $16,648 and $20,089. The costs and customer reimbursements amounts for 1993 and 1992 have been restated to be consistent with 1994. All years now include costs related to independent research and development as well as customer reimbursed and unreimbursed development programs.

12.  CONTINGENCIES

The Company is self-insured in the U.S. for health care, workers compensation, general liability and product liability up to predetermined amounts, above which third party insurance applies. The Company purchases third party product liability insurance for products manufactured by its international operations and for products that are used in aerospace applications.

   Product Liability - The Company's costs are limited by third party insurance coverage to $2,000 per occurrence and $6,000 per year. As of June 30, 1994 the Company has a reserve of $11,848 for product liability costs accrued, of which $3,298 is for claims incurred but not reported. This reserve is estimated using the history of claims paid over the last ten years, and is net of $2,148 to discount at a 7.5% annual rate those claims expected to be paid over the next eight years. As an offset to this liability, the Company has an account receivable of $710 for anticipated insurance recoveries for litigation matters regarding asbestos-related product liability.


                               Page 13-31

   Environmental - The Company is subject to environmental laws and regulations which require the Company to remove or mitigate the effect on the environment of the disposal or release of certain chemical substances. The Company is currently involved in environmental remediation at 22 manufacturing facilities presently or formerly operated by the Company and has been named as a "potentially responsible party", along with other companies, at 7 off-site waste disposal facilities.

   As of June 30, 1994, the Company has a reserve of $10,718 for environmental matters which are probable and reasonably estimable. This reserve is recorded based upon the best estimate of net costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities, the amount of the Company's liability in proportion to other responsible parties and any recoveries receivable. This reserve is net of $638 for discounting at an 8% annual rate a portion of the costs at 7 locations for established treatment procedures required over periods ranging from 5 to 21 years. The Company also has an account receivable of $533 for anticipated insurance recoveries.

   The Company's estimated total liability for the above mentioned sites ranges from a minimum of $10,678 to a maximum of $30,651. The actual costs to be incurred by the Company will be dependent on final delineation of contamination, final determination of remedial action required, negotiations with federal and state agencies with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technology, effectiveness of remedial technologies employed, the ultimate ability to pay of the other responsible parties and any insurance recoveries.

13.  QUARTERLY INFORMATION (UNAUDITED)
     NET SALES, GROSS PROFIT, NET INCOME AND EARNINGS PER SHARE

1994 (a)             1st         2nd         3rd        4th        Total
Net sales      $ 607,411   $ 592,226   $ 677,353  $ 699,347  $ 2,576,337
Gross profit     113,357     107,081     139,389    163,134      522,961
Income before
 extraordinary
 item             16,065      14,061     (19,083)    41,132       52,175
Net income        16,065       9,854     (19,083)    40,816       47,652
Earnings per share
 before extraordinary
 item                .33         .29        (.39)       .84         1.07
Earnings per share   .33         .20        (.39)       .84          .98

1993 (b)             1st         2nd         3rd        4th        Total
Net sales      $ 608,174   $ 588,676   $ 607,225  $ 685,248  $ 2,489,323
Gross profit     115,332     112,816     114,605    141,615      484,368
Net income        16,028      14,676      14,934     19,418       65,056
Earnings per share   .33         .30         .31        .40         1.34

                               Page 13-32

(a) Net income for the third quarter of fiscal 1994 includes charges totaling $52,707 or $1.08 per share, to reduce the book value of certain long-term assets to their current values, and to recognize the cost of downsizing and relocation activities. The effect on Gross profit was $49,738.

(b) At June 30, 1993 the Company changed the reporting period for subsidiaries outside of North America to provide uniform reporting on a global basis. The following table shows the fiscal 1993 quarterly results if restated for the change to uniform reporting periods.

1993                 1st         2nd         3rd        4th        Total
Net sales      $ 609,287   $ 567,016   $ 621,843  $ 640,376  $ 2,438,522
Gross profit     115,892     105,065     120,286    124,570      465,813
Net Income        16,085      10,137      18,505     19,272       63,999
Earnings per share   .33         .21         .38        .40         1.32


                               Page 13-33

Report of Management

The Company's management is responsible for the integrity and accuracy of the financial information contained in this annual report. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and that the other information in this annual report is consistent with those statements. In preparing the financial statements, management makes informed judgments and estimates where necessary to reflect the expected effects of events and transactions that have not been completed.

Management is also responsible for maintaining an internal control system designed to provide reasonable assurance at reasonable cost that assets are safeguarded against loss or unauthorized use and that financial records are adequate and can be relied upon to produce financial statements in accordance with generally accepted accounting principles. The system is supported by written policies and guidelines, by careful selection and training of financial management personnel and by an internal audit staff which coordinates its activities with the Company's independent accountants. To foster a strong ethical climate, the Parker Hannifin Code of Ethics is publicized throughout the Company. This addresses, among other things, compliance with all laws and accuracy and integrity of books and records. The Company maintains a systematic program to assess compliance.

Coopers & Lybrand, independent accountants, are retained to conduct an audit of Parker Hannifin's financial statements in accordance with generally accepted auditing standards and to provide an independent assessment that helps ensure fair presentation of the Company's financial position, results of operations and cash flows.

The Audit Committee of the Board of Directors is composed entirely of outside directors. The committee meets periodically with management, internal auditors and the independent accountants to discuss internal accounting controls and the quality of financial reporting. Financial management, as well as the internal auditors and the independent accountants, have full and free access to the Audit Committee.


Duane E. Collins                     Michael J. Hiemstra

Duane E. Collins                     Michael J. Hiemstra
President and                        Vice President -
Chief Executive Officer              Finance and Administration


                               Page 13-34

Report of Independent Accountants

To the Shareholders and Board of Directors
Parker Hannifin Corporation

We have audited the accompanying consolidated balance sheet of Parker Hannifin Corporation and its subsidiaries at June 30, 1994 and 1993, and the related consolidated statements of income and cash flows for each of the three years in the period ended June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Parker Hannifin Corporation and its subsidiaries at June 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its methods of accounting for postretirement benefits other than pensions and accounting for income taxes in 1992.


Coopers & Lybrand LLP
Coopers & Lybrand LLP

Cleveland, Ohio
August 4, 1994



                               Page 13-35

FIVE-YEAR FINANCIAL SUMMARY
(Dollars in thousands, except per share amounts)              1994 (a)      1993          1992 (b)      1991          1990 (a)
Net sales                                                $ 2,576,337   $ 2,489,323   $ 2,375,808   $ 2,440,815   $ 2,452,568
Cost of sales                                              2,053,376     2,004,955     1,925,800     1,977,381     1,927,119
Selling, general and administrative expenses                 302,668       310,765       282,861       289,535       282,811
Provision for business restructuring activities               18,773        22,879        14,798        14,350
Impairment of long-term assets                                35,483
Interest expense                                              37,832        47,056        52,190        59,369        62,139
Interest and other income, net                                (3,879)       (5,457)       (6,380)       (5,973)       (4,804)
Loss (gain) on disposal of assets                             19,635         1,059         1,148         2,685         2,029
Income taxes                                                  60,274        43,010        41,912        44,300        72,827
Income - continuing operations                                52,175        65,056        63,479        59,168       110,447
Discontinued operations                                                                                                4,792
Income before extraordinary item and cumulative
  effect of changes in accounting principles                  52,175        65,056        63,479        59,168       115,239
Net income                                                    47,652        65,056        11,218        59,168       111,479
Earnings per share - continuing operations                      1.07          1.34          1.32          1.23          2.26
Discontinued operations earnings per share                                                                               .10
Earnings per share before extraordinary item and
  cumulative effect of changes in accounting principles         1.07          1.34          1.32          1.23          2.36
Earnings per share                                       $      0.98   $      1.34   $      0.23   $      1.23   $      2.28
Average number of shares outstanding (thousands)              48,738        48,473        48,286        48,281        48,877
Cash dividends per share (c)                             $       .98   $       .96   $       .93   $       .92   $       .88
Cash dividends paid (c)                                  $    47,445   $    46,121   $    44,382   $    43,415   $    41,995
Net income as a percent of net sales                             1.8%          2.6%          0.5%          2.4%          4.5%
Return on average assets                                         2.5%          3.3%          0.6%          3.0%          5.7%
Return on average equity                                         5.0%          7.0%          1.2%          6.3%         12.5%
Book value per share                                     $     19.75   $     19.20   $     19.29   $     19.57   $     19.18
Current assets                                             1,018,354     1,056,443     1,055,776     1,019,019     1,129,190
Current liabilities                                          504,444       468,254       383,603       369,545       453,372
Working capital                                          $   513,910   $   588,189   $   672,173   $   649,474   $   675,818
Ratio of current assets to current liabilities                   2.0           2.3           2.8           2.8           2.5
Plant and equipment, net continuing                      $   717,300   $   736,056   $   752,490   $   757,937   $   752,668
Total assets                                               1,912,790     1,963,590     1,958,120     1,920,697     2,020,157
Long-term debt                                               257,259       378,476       446,974       476,586       511,681
Shareholders' equity                                     $   966,351   $   932,900   $   934,019   $   943,475   $   938,404
Debt to debt-equity percent                                     22.7%         33.3%         34.0%         35.4%         39.2%
Depreciation continuing                                  $   106,546   $   109,673   $   102,628   $    98,919   $    92,286
Capital expenditures continuing                          $    99,914   $    91,484   $    84,955   $   112,047   $   125,680
Number of employees                                           26,730        25,646        26,669        27,793        30,408
Number of shareholders (c)                                    29,625        30,414        30,836        32,812        34,976
Number of shares outstanding at year-end (thousands)          48,940        48,601        48,409        48,205        48,918

(a) Includes an extraordinary item for the early extinguishment of debt.
(b) Includes the cumulative effect of changes in accounting principles for SFAS No. 106, Employer's Accounting for Postretirement Benefits Other than Pensions and SFAS No. 109, Accounting for Income Taxes.
(c) Not restated for 1990 divestitures.

                               Page 13-36

                               Exhibit (21)* to Report
                               on Form 10-K for Fiscal
                              Year Ended June 30, 1994
                           by Parker-Hannifin Corporation

                     The Company has the following subsidiaries:

                                Domestic Subsidiaries
                                                                    Percentage
Name                                           Incorporated           Owned(1)
Parker de Puerto Rico, Inc.                       Delaware             100
Parker Finance Corp.                              Delaware             100(2)
Parker-Hannifin Asia Pacific Co., Ltd.            Delaware             100(3)
Parker-Hannifin International Corp.               Delaware             100
Parker Intangibles Inc.                           Delaware             100
Parker Properties Inc.                            Delaware             100
Parker Services Inc.                              Delaware             100
Travel 17325 Inc.                                 Delaware             100


                                Foreign Subsidiaries

Acadia International Insurance Limited            Ireland              100
Alenco (Holdings) Limited                         United Kingdom       100(3)
Brownsville Rubber Co., S.A. de C.V.              Mexico               100
Ermeto Productie Maatschappij B.V.                Netherlands          100(4)
Great Lakes Indemnity Co. Ltd.                    Bermuda              100
N. V. Parker-Hannifin S.A.                        Belgium              100(5)
P-H do Brasil Comercial Ltda.                     Brazil               100(3)
PH Finance Limited                                United Kingdom       100(6)
Parker Automotive de Mexico S.A. de C.V.          Mexico               100
Parker Enzed (N.Z.) Limited                       New Zealand          100(3)
Parker Enzed (Australia) Pty. Ltd.                Australia            100(7)
Parker Enzed Equipment (Australia) Pty. Ltd.      Australia            100(7)
Parker Enzed Technologies Pty. Ltd.               Australia            100(7)
Parker Ermeto GmbH                                Austria              100(8)
Parker Pneumatique S.A.                           France               100(9)
Parker Pradifa GmbH                               Germany              100(10)
Parker Reynosa S.A. de C.V.                       Mexico               100
Parker Seal de Baja S.A. de C.V.                  Mexico               100
Parker Seals S.p.A.                               Italy                100(11)
Parker Zenith S.A. de C.V.                        Mexico               100
Parker Hannifin (Africa) Pty.  Ltd.               South Africa         100
Parker Hannifin Argentina SAIC                    Argentina            100
Parker Hannifin A/S                               Norway               100(12)
Parker Hannifin (Australia) Pty.  Ltd.            Australia            100(3)
Parker Hannifin B.V.                              Netherlands          100(3)
Parker Hannifin (Canada) Inc.                     Canada               100(3)
Parker Hannifin Danmark A/S                       Denmark              100
Parker Hannifin de Venezuela, C.A.                Venezuela            100(3)
Parker Hannifin (Espana) SA                       Spain                100(3)
Parker Hannifin Finance B.V.                      Netherlands          100(5)
Parker Hannifin Foreign Sales Corp.               Guam                 100(3)
Parker Hannifin GmbH                              Germany              100(3)
Parker Hannifin Hong Kong Limited                 Hong Kong            100(13)
Parker Hannifin Industria e Comercio Ltda.        Brazil               100(14)
Parker Hannifin Japan Ltd.                        Japan                100
Parker Hannifin Naarden B.V.                      Netherlands          100(5)
Parker Hannifin NMF AG                            Switzerland          100(8)

Parker Hannifin (N.Z.) Ltd.                       New Zealand          100
Parker Hannifin Oy                                Finland              100(15)
Parker Hannifin plc                               United Kingdom       100(12)
Parker Hannifin RAK, S.A.                         France               100
Parker Hannifin S.p.A.                            Italy                100
Parker-Hannifin Singapore Pte.  Ltd.              Singapore            100
Parker Hannifin Sweden AB                         Sweden               100(16)
Parker Hannifin Taiwan Ltd.                       Taiwan               100
Polar Seals ApS                                   Denmark              100(17)
Swedab Finn-Filter Svenska AB                     Sweden               100(18)
Atlas Copco Automation AB                         Sweden               100
Atlas Copco Automation S.A.                       France               100(19)
Atlas Copco Automation Svenska AB                 Sweden               100(20)
Atlas Copco Svenska Forsaljnings AB               Sweden               100(20)
Atlas Copco Automazione S.p.A.                    Italy                100(11)
Atlas Copco Automation A/S                        Denmark              100(20)
Hydro-Pneumatik AB                                Sweden               100(20)



      (1)         Excludes directors' qualifying shares
      (2)         Owned 100% by Parker de Puerto Rico, Inc.
      (3)         Owned 100% by Parker-Hannifin International Corp.
      (4)         Owned 100% by Parker-Hannifin Naarden B.V.
      (5)         Owned 100% by Parker Hannifin B.V.
      (6)         Owned 100% by Parker Hannifin plc
      (7)         Owned 100% by Parker-Hannifin (Australia) Pty. Ltd.
      (8)         Owned 100% by Parker Hannifin GmbH
      (9)         Owned 100% by Parker Hannifin RAK S.A.
      (10) Owned 13.8% by Parker Hannifin GmbH and 86.2% by Parker-Hannifin International Corp.
      (11)        Owned 100% by Parker-Hannifin S.p.A.
      (12)        Owned 100% by Alenco (Holdings) Limited
      (13) Owned 99.99% by Parker-Hannifin Corporation and .01% by Parker-Hannifin International Corporation
      (14) Owned 37.5% by P-H do Brasil Comercial Ltda. and 62.5% by Parker-Hannifin International Corp.
      (15) Owned 90% by Parker-Hannifin Corporation and 10% by Parker Hannifin Sweden AB
      (16)        Owned 96% by Parker-Hannifin Corporation and 4% by
                  Parker-Hannifin B.V.
      (17)        Owned 100% by Parker Hannifin Danmark A/S
      (18)        Owned 100% by Parker Hannifin Sweden AB
      (19)        Owned 100% by Parker Pneumatique S.A.
      (20)        Owned 100% by Atlas Copco Automation AB

                  All of the foregoing subsidiaries are included in the Company's consolidated financial statements. In addition to the foregoing, the Company owns four inactive or name holding companies.



              *Numbered in accordance with Item 601 of Regulation S-K.

                               Exhibit (25)* to Report
                               on Form 10-K for Fiscal
                              Year Ended June 30, 1994
                           by Parker-Hannifin Corporation



                                  Power of Attorney



              *Numbered in accordance with Item 601 of Regulation S-K.

Securities and Exchange Commission
Washington, D.C.   20549

                          Re:   Parker-Hannifin Corporation

      Commission File No. 1-4982
      Annual Report on Form 10-K
      Authorized Representatives

Gentlemen:

Parker-Hannifin Corporation (the "Company") is the issuer of Securities registered under Section 12(b) of the Securities Exchange Act of 1934 (the "Act"). Each of the persons signing his name below confirms, as of the date appearing opposite his signature, that each of the following "Authorized Representatives" is authorized on his behalf to sign and to submit to the Securities and Exchange Commission Annual Reports on Form 10-K and amendments thereto as required by the Act:

                               Authorized Representatives

                                  Duane E. Collins
                                  Michael J. Hiemstra
                                  Patrick S. Parker
                                  Joseph D. Whiteman

Each person so signing also confirms the authority of each of the Authorized Representatives named above to do and perform, on his behalf, any and all acts and things requisite or necessary to assure compliance by the signing person with the Form 10-K filing requirements. The authority confirmed herein shall remain in effect as to each person signing his name below until such time as the Commission shall receive from such person a written communication terminating or modifying the authority.

                                Date                                     Date

       P. S. Parker            8/18/94         F. A. LePage             8/18/94
_____________________________   ____     ______________________________  ____
P. S. Parker, Chairman of                F. A. LePage, Director
the Board of Directors

       D. E. Collins           8/18/94         P. W. Likins             8/18/94
_____________________________   ____     ______________________________  ____
D. E. Collins, Principal                 P. W. Likins, Director
Executive Officer and Director

       M. J. Hiemstra          8-18-94         A. L. Rayfield           8/18/94
_____________________________   ____     ______________________________  ____
M. J. Hiemstra, Principal                A. L. Rayfield, Director
Financial Officer

       H. C. Gueritey, Jr      8-18-94         P. G. Schloemer          8/18/94
_____________________________   ____     ______________________________  ____
H. C. Gueritey, Jr.,                     P. G. Schloemer, Director
Principal Accounting Officer

       J. G. Breen             8/18/94         W. R. Schmitt            8-18-94
_____________________________   ____     ______________________________  ____
J. G. Breen, Director                    W. R. Schmitt, Director

       Paul C. Ely, Jr.        8/18/94         W. Seipp                 8/18/94
_____________________________   ____     ______________________________  ____
P. C. Ely, Jr., Director                 W. Seipp, Director

       Allen H. Ford           8/18/94         D. W. Sullivan           8/18/94
_____________________________   ____     ______________________________  ____
A. H. Ford, Director                     D. W. Sullivan, Director

                               Exhibit (27)* to Report
                               on Form 10-K for Fiscal
                              Year Ended June 30, 1994
                           by Parker-Hannifin Corporation

                              FINANCIAL DATA SCHEDULES

              *Numbered in accordance with Item 601 of Regulation S-K.

[ARTICLE] 5

[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM PARKER-HANNIFIN'S REPORT ON FORM 10-K FOR ITS FISCAL YEAR ENDED
JUNE 30, 1994 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[MULTIPLIER] 1,000

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]               JUN-30-1994
[PERIOD-END]                    JUN-30-1994
[CASH]                               81,590
[SECURITIES]                              0
[RECEIVABLES]                       347,365
[ALLOWANCES]                          4,731
[INVENTORY]                         492,930
[CURRENT-ASSETS]                  1,018,354
[PP&E]                            1,621,828
[DEPRECIATION]                      904,528
[TOTAL-ASSETS]                    1,912,790
[CURRENT-LIABILITIES]               504,444
[BONDS]                             277,810
[COMMON]                             24,633
[PREFERRED-MANDATORY]                     0
[PREFERRED]                               0
[OTHER-SE]                          941,718<F1>
[TOTAL-LIABILITY-AND-EQUITY]      1,912,790
[SALES]                           2,576,337
[TOTAL-REVENUES]                  2,576,337
[CGS]                             2,053,376
[TOTAL-COSTS]                     2,053,376
[OTHER-EXPENSES]                     54,256<F2>
[LOSS-PROVISION]                      2,597
[INTEREST-EXPENSE]                   37,832
[INCOME-PRETAX]                     112,449
[INCOME-TAX]                         60,274
[INCOME-CONTINUING]                  52,175
[DISCONTINUED]                            0
[EXTRAORDINARY]                      (4,523)
[CHANGES]                                 0
[NET-INCOME]                         47,652
[EPS-PRIMARY]                           .98
[EPS-DILUTED]                           .98

<F1>Other Stockholders' Equity includes:
      Additional capital of                              165,942
      Retained earnings of                               806,240
      Deferred compensation related to
        guarantee of ESOP debt of                        (25,697)
      Foreign currency translation adjustments of          2,538
      Common stock in treasury at cost of                 (7,305)
<F2>Other Operating Costs and Expenses includes:
      Provision for business restructuring activities of  18,773
      Impairment of long-term operating assets of         35,483