Form 10-Q
period 1994-09-30
PARKER HANNIFIN CORP
filed 1994-11-14
CIK 76334

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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


                        Yes  X .       No    .

Number of Common Shares outstanding at September 30, 1994    48,981,132


The Exhibit Index appears on sequential page 13.

                        PARKER-HANNIFIN CORPORATION

                                   INDEX

                                                                   Page Nos.

PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Statement of Income -
                   Three Months Ended September 30, 1994
                   and 1993                                            3

                   Consolidated Balance Sheet -
                   September 30, 1994 and June 30, 1994                4

                   Consolidated Statement of Cash Flows -
                   Three Months Ended September 30, 1994
                   and 1993                                            5

                   Business Segment Information by Industry -
                   Three Months Ended September 30, 1994
                   and 1993                                            6

                   Notes to Consolidated Financial Statements         7-8

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                      9-10



PART II - OTHER INFORMATION

         Item 4.   Submission of Matters to a                          11
                   Vote of Security Holders

         Item 6.   Exhibits and Reports on Form 8-K                    11

         EXHIBIT 10* - Material Contract: Volume Incentive Plan
                           for Fiscal Year 1995                        14

         EXHIBIT 11* - Computation of Earnings per Common Share        15

         EXHIBIT 27* - Financial Data Schedule                        16-17


*Numbered in accordance with Item 601 of Regulation S-K.

                        PART I - FINANCIAL INFORMATION
                         PARKER-HANNIFIN CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
               (Dollars in thousands, except per share amounts)
                                 (Unaudited)


                                                       Three Months Ended
                                                           September 30,
                                                        1994         1993

Net sales                                          $ 712,457    $ 607,411
 Cost of sales                                       550,527      494,054
Gross profit                                         161,930      113,357

 Selling, general and administrative expenses         81,535       72,770
 Provision for business restructuring activities                    1,661
Income from operations                                80,395       38,926

Other income (deductions):
   Interest expense                                   (7,224)     (11,611)
   Interest and other income, net                        188        1,949
                                                      (7,036)      (9,662)

Income before income taxes                            73,359       29,264
 Income taxes                                         29,710       13,199

Net income                                         $  43,649    $  16,065

Earnings per share                                 $     .89    $     .33

Cash dividends per common share                    $     .25    $     .24


        See accompanying notes to consolidated financial statements.

                      PARKER-HANNIFIN CORPORATION
                       CONSOLIDATED BALANCE SHEET
                         (Dollars in thousands)


                                                September 30,     June 30,
                                                         1994         1994
ASSETS                                             (Unaudited)
Current assets:
  Cash and cash equivalents                       $    33,905  $    81,590
  Accounts receivable, net                            422,441      388,515
  Inventories:
    Finished products                                 259,016      245,068
    Work in process                                   171,606      171,114
    Raw materials                                      83,659       76,748
                                                      514,281      492,930

  Prepaid expenses                                     13,247       14,263
  Deferred income taxes                                40,217       41,056
      Total current assets                          1,024,091    1,018,354

Plant and equipment                                 1,681,756    1,621,828
  Less accumulated depreciation                       930,824      904,528
                                                      750,932      717,300

Other assets                                          201,151      177,136
      Total assets                                $ 1,976,174  $ 1,912,790

LIABILITIES
Current liabilities:
  Notes payable                                   $    53,984  $    26,973
  Accounts payable, trade                             166,626      181,148
  Accrued liabilities                                 228,432      238,682
  Accrued domestic and foreign taxes                   76,177       57,641
      Total current liabilities                       525,219      504,444

Long-term debt                                        252,880      257,259
Pensions and other postretirement benefits            173,874      169,081
Deferred income taxes                                   8,578        8,052
Other liabilities                                       7,454        7,603
      Total liabilities                               968,005      946,439

SHAREHOLDERS' EQUITY
Serial preferred stock, $.50 par value;
  authorized 3,000,000 shares; none issued                --           --
Common stock, $.50 par value; authorized
  150,000,000 shares; issued 49,267,533 shares at
  September 30 and 49,265,074 shares at June 30        24,634       24,633
Additional capital                                    166,603      165,942
Retained earnings                                     837,645      806,240
Deferred compensation related to guarantee
  of ESOP debt                                        (25,697)     (25,697)
Currency translation adjustment                        11,689        2,538
                                                    1,014,874      973,656
Less treasury shares, at cost: 286,401 shares
  at September 30 and 325,371 shares at June 30        (6,705)      (7,305)
      Total shareholders' equity                    1,008,169      966,351

      Total liabilities and shareholders' equity  $ 1,976,174  $ 1,912,790

        See accompanying notes to consolidated financial statements.

                          PARKER-HANNIFIN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                         1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $   43,649   $   16,065
Adjustments to reconcile net income to
    net cash provided by operations:
  Depreciation                                         27,621       27,151
  Amortization                                          1,806        1,272
  Deferred income taxes                                 1,225       (3,576)
  Foreign currency transaction (gain) loss               (847)       1,917
  Loss (gain) on sale of plant and equipment               79         (135)
  Provision for restructuring                          (1,418)      (6,192)

Changes in assets and liabilities:
    Accounts receivable                               (14,423)       3,070
    Inventories                                        (4,282)       6,796
    Prepaid expenses                                    1,824          352
    Other assets                                       (2,903)      (2,523)
    Accounts payable, trade                           (22,793)       2,684
    Accrued payrolls and other compensation            (9,544)     (13,204)
    Accrued domestic and foreign taxes                 17,655        5,980
    Other accrued liabilities                          (2,433)       9,127
    Pensions and other postretirement benefits          3,964        6,485
    Other liabilities                                  (1,229)        (375)

      Net cash provided by operating activities        37,951       54,894

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions (excluding cash of $4,825 in 1994)     (72,192)
  Capital expenditures                                (27,565)     (20,353)
  Proceeds from sale of plant and equipment             1,640          679
  Other                                                 4,691          916
      Net cash used in investing activities           (93,426)     (18,758)

CASH FLOWS FROM FINANCING ACTIVITIES
  Exercise of stock options                               728          651
  Proceeds from notes payable, net                     23,735        9,829
  Proceeds from long-term borrowings                   10,044          282
  Payments of long-term borrowings                    (15,151)      (2,348)
  Dividends                                           (12,244)     (11,667)
  Net cash provided by (used in)
    financing activities                                7,112       (3,253)

  Effect of exchange rate changes on cash                 678         (386)
  Net (decrease) increase in cash and
    cash equivalents                                  (47,685)      32,497

  Cash and cash equivalents at beginning of year       81,590      159,985
  Cash and cash equivalents at end of period       $   33,905   $  192,482


           See accompanying notes to consolidated financial statements.

                        PARKER-HANNIFIN CORPORATION
                  BUSINESS SEGMENT INFORMATION BY INDUSTRY
                          (Dollars in thousands)
                                (Unaudited)

Parker operates in two industry segments: Industrial and Aerospace.

Industrial - This segment produces a broad range of motion-control and fluid systems and components used in all kinds of manufacturing, packaging, processing, transportation, mobile construction, and agricultural and military machinery and equipment. Sales are direct to major original equipment manufacturers (OEMs) and through a broad distribution network to smaller OEMs and the aftermarket. This segment has manufacturing facilities located in North America and numerous
International countries.

Aerospace - This segment designs and manufactures products and provides aftermarket support for commercial, military and general-aviation aircraft, missile and spacecraft markets. The Aerospace Segment provides a full range of systems and components for hydraulic, pneumatic, cryogenic and fuel applications. This segment has manufacturing facilities located in North America.

Results by Business Segment:
                                                       Three Months Ended
                                                           September 30,
                                                        1994         1993
Net sales, including intersegment sales:
Industrial:
   North America                                   $ 411,021    $ 346,350
   International                                     170,151      118,428
Aerospace                                            131,381      142,723
Intersegment sales                                       (96)         (90)
Total                                              $ 712,457    $ 607,411

Income (loss) from operations before corporate
  general and administrative expenses:
Industrial:
   North America                                   $  61,273    $  41,674
   International                                      12,920       (5,591)
Aerospace                                             15,932       12,644
Total                                                 90,125       48,727

Corporate general and administrative expenses          9,730        9,801
Income from operations                             $  80,395    $  38,926


        See accompanying notes to consolidated financial statements.

                     PARKER-HANNIFIN CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Dollars in thousands, except per share amounts
                       _______________________


1. Management Representation
   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments
   (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994, the results of operations for the three months ended September 30, 1994 and 1993 and cash flows for the three months then ended.

2. Earnings per share
   Primary earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share are not presented because such dilution is not material.

3. Acquisitions
   On August 1, 1994, the Company acquired the Automation Division of Atlas Copco AB, a Swedish manufacturer of pneumatic components for a variety of automation markets for $37 million in cash.

   On September 30, 1994, the Company acquired Chomerics Inc., a leading producer of electromagnetic interference-shielding materials and thermal interface products for commercial-electronics and defense-electronics applications for approximately $40 million in cash. Chomerics has manufacturing facilities in the U.S. and the U.K.

   On October 31, 1994, the Company acquired Symetrics, Inc., a manufacturer of aerospace quick-disconnect valved couplings, for 108,680 shares of Parker-Hannifin Common Stock. Symetrics is located in California.

   These acquisitions were accounted for by the purchase method, and the accompanying statements include their results of operations since the respective dates of acquisition. Sales for these operations for their most recent fiscal year prior to acquisition exceeded $98 million.

4. Business Segment Information by Industry
   The Business Segment Information by Industry did not previously disclose the breakdown of the Industrial Segment between North
   America and International. A comparable breakdown of the fiscal 1994 quarterly information follows:

                                            First      Second       Third      Fourth         Total
Fiscal 1994 - Industrial Segment          Quarter     Quarter     Quarter     Quarter          Year
Net sales, including intersegment sales:
    North America                       $ 346,350   $ 342,068   $ 399,954   $ 410,240   $ 1,498,612
    International                         118,428     115,919     140,650     154,894       529,891

Income from operations before corporate
  general and administrative expenses:
    North America                       $  41,674   $  41,491   $  51,524   $  70,089   $   204,778
    International                          (5,591)    (10,042)     (6,324)      4,455       (17,502)


                   PARKER-HANNIFIN CORPORATION

                           FORM 10-Q
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994
          AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 1993


CONSOLIDATED STATEMENT OF INCOME

Net sales for the first quarter of fiscal 1995 increased 17.3 percent to $712.5 million from $607.4 million for the first quarter of fiscal 1994. Without the effect of acquisitions or divestitures the increase would have been 15.9 percent. Strongly improved industrial sales in North America and the beginning of an industrial recovery in Europe provided increased sales worldwide in the industrial, farm and construction equipment, and heavy-duty truck markets.

Income from operations increased 106.5 percent to $80.4 million and as a percent of sales increased to 11.3 percent from 6.4 percent compared to the prior-year quarter. Cost of sales, as a percent of sales, decreased to 77.3 percent from 81.3 percent. Selling, general and administrative expenses, as a percent of sales, decreased to 11.4 percent from 12.0 percent. These improvements are the result of the benefits achieved from prior years' restructuring activities and the positive effects of higher production levels in relation to fixed costs.

The fiscal 1994 first quarter results included a Provision for business restructuring activities amounting to $1.7 million. This provision was for employment reductions, plant closings and relocations, and write-offs of related capital assets primarily for the European Industrial operations. The Company incurred no material restructuring charges in the first quarter of the current year.

The effective income tax rate for the first quarter of fiscal 1995 is
40.5 percent. This compares to a rate of 39.6 percent for fiscal 1994, computed after eliminating the effect of a one-time charge of $1.6 million for tax law changes in Germany and the United States.

Net Income increased 171.7 percent to $43.6 million compared to the prior year, and increased to 6.1 percent of sales compared to 2.6 percent for the prior-year quarter.

Backlog increased to $869.9 million at September 30, 1994 compared to $810.2 million the prior year, and $852.5 million at June 30, 1994. The increases occurred within the Industrial Segment, while Aerospace backlog remained steady.


RESULTS BY BUSINESS SEGMENT

Net sales of the Industrial Segment increased 25.0 percent to $581.2 million compared to $464.8 million the prior year. North America sales increased 18.7 percent while International sales increased 43.7 percent. Without the effects of currency rate changes, International sales would have increased approximately 36 percent. The increased sales are the result of increased shipments in the industrial, farm and construction equipment, and heavy-duty truck markets as well as gains made in market share. The sales levels achieved in the first quarter are expected to continue throughout the fiscal year.

Operating income for the Industrial Segment increased 105.6 percent to $74.2 million. North America increased 47.0 percent while International moved from a loss to income of $12.9 million. Operating income for the quarter, as a percent of sales, improved to 12.8 percent from 7.8 percent compared to the prior year. The higher margins are the result of increased volume and the benefits from previous restructuring efforts. No further restructuring charges are anticipated and the improved margin levels are expected to continue.

Industrial Segment backlog increased 32.0 percent compared to a year ago, and 4.7 percent since June 30, 1994. North America backlog increased 26.2 percent and International backlog increased 56.0 percent from the prior year. International backlog increased 15.0 percent since June 30, 1994, further reflecting the recovery occurring in International markets.

Net sales of the Aerospace Segment were down 7.9 percent for the quarter. A portion of the decrease in sales is the result of divesting the Metal Bellows operations in the fourth quarter of fiscal 1994. The remaining decrease is the result of reduced original equipment shipments compared to the prior year quarter.

In spite of the decreased sales, Income from operations increased 26.0 percent and Income from operations as a percent of sales increased to
12.1 percent from 8.9 percent. The Aerospace Segment has carried out a substantial downsizing over the past several years to adjust to the changing markets. These actions have helped the Segment to achieve improved margin levels which are expected to continue. No further restructuring charges are anticipated.

Backlog for the Aerospace Segment decreased 4.3 percent compared to a year ago, but increased slightly since June 30, 1994. The order-entry rate for the Aerospace Segment has been growing in recent months, although a substantial portion of the resulting sales will occur beyond fiscal 1995.


BALANCE SHEET

Working capital decreased to $498.9 million at September 30, 1994 from $513.9 million at June 30, 1994, with the ratio of current assets to current liabilities decreasing slightly to 1.9 to 1. This decrease is primarily the result of a $47.7 million decrease in Cash and cash equivalents and a $27.0 million increase in Notes payable, offset by increases in Accounts receivable, net and Inventories. Accounts receivable, net increased $33.9 million from June 30, 1994, $15.6 million of which was due to acquisitions, with the remainder due to increased volume and a slight increase in days sales outstanding. Inventories increased $21.4 million since June 30, 1994, of which $13.1 million is the result of acquisitions. Increases in Plant and equipment and Other assets since June 30, 1994 are also the result of acquisitions.

The debt to debt-equity ratio, excluding the effect of the ESOP loan guarantee on both Long-term debt and Shareholders' equity, increased to 21.4 percent at September 30, 1994 from 20.7 percent at June 30, 1994, principally due to the increase in Notes payable.


STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $38.0 million and $54.9 million for the three months ended September 30, 1994 and 1993, respectively. Net income, adjusted for non-cash items included therein, provided $72.1 million net cash in fiscal 1995 compared to $36.5 million in the same three months of fiscal 1994. This additional net cash provided was more than offset by changes in the principal working capital items - Accounts receivable, Inventories, and Accounts payable, trade - which used net cash of $41.5 million in fiscal 1995 compared to providing cash of $12.6 million in the same three months of fiscal 1994.

Net cash used in investing activities increased to $93.4 million in fiscal 1995 compared to $18.8 million in fiscal 1994, as Acquisitions used net cash of $72.2 million. Also, net cash used for Capital expenditures increased $7.2 million in fiscal 1995.

Financing activities provided net cash of $7.1 million and used net cash of $3.3 million for the three months ended September 30, 1994 and 1993, respectively. The net cash provided was due to an increase in notes payable which provided $23.7 million cash in fiscal 1995 compared to $9.8 million in fiscal 1994. Payments of long-term borrowings, net of proceeds from long-term borrowings, used an additional $3.0 million net cash in fiscal 1995 compared to the same three months of fiscal 1994.

                        PARKER-HANNIFIN CORPORATION

                        PART II - OTHER INFORMATION


         Item 4.   Submission of Matters to a Vote of Security Holders.

         (a) The Annual Meeting of the Shareholders of the Registrant was held on October 26, 1994.

         (b)  Not applicable.

         (c) (i) The Shareholders elected four directors to the three-year class whose term of office will expire in 1997 as follows:

                                            Votes For       Votes Withheld

                   Duane E. Collins         43,103,774          234,338
                   Allen H. Ford            43,102,627          235,485
                   Allan L. Rayfield        43,105,376          232,736
                   Paul G. Schloemer        43,078,537          259,575


             (ii) The Shareholders approved the appointment of Coopers & Lybrand as auditors of the Corporation for the fiscal year ending June 30, 1995 as follows:

                   For              43,016,771
                   Against             157,226
                   Abstain             164,115


         (d)  Not applicable.



         Item 6.   Exhibits and Reports on Form 8-K.

         (a) The following document is furnished as an exhibit and numbered pursuant to Item 601 of Regulation S-K:

         Exhibit 10 - Volume Incentive Plan for Fiscal Year 1995

         Exhibit 11 - Statement regarding computation of per share earnings.

         Exhibit 27 - Financial Data Schedule

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


                                   PARKER-HANNIFIN CORPORATION
                                          (Registrant)


                                       Michael J. Hiemstra
                                       Michael J. Hiemstra

                             Vice President - Finance and Administration


Date:  November 11, 1994

                               EXHIBIT INDEX


                                                               Sequential
Exhibit No.                  Description of Exhibit               Page

    10                       Volume Incentive Plan for
                              Fiscal Year 1995 *                   14

    11                       Computation of Earnings
                             Per Common Share                      15

    27                       Financial Data Schedule               16



* A management compensation plan.

                                  EXHIBIT 10

                          PARKER-HANNIFIN CORPORATION

                                   FORM 10-Q
                           FOR FISCAL QUARTER ENDED
                              SEPTEMBER 30, 1994


                            VOLUME INCENTIVE PLAN
                             FOR FISCAL YEAR 1995



Participants:   All Group Presidents, Trading Subsidiary Presidents and
                Group Operating Vice Presidents

Terms: Participants will receive a bonus of 5 percent of base pay for each 1 percent increase, in excess of a 7.5 percent increase, in fiscal year 1995 customer sales for their respective operations over fiscal year 1994 customer sales. Acquisitions may only account for up to 5 percent of the increase in customer sales.

                                  EXHIBIT 11

                          PARKER-HANNIFIN CORPORATION

                                   FORM 10-Q
                   COMPUTATION OF EARNINGS PER COMMON SHARE
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)



                                                         Three Months Ended
                                                            September 30,
                                                        1994           1993

Net income (loss) applicable to common shares    $    43,649    $    16,065


Weighted average common shares outstanding
  for the period                                  48,968,837     48,616,195
Increase in weighted average from dilutive
  effect of exercise of stock options                336,702        204,623
Weighted average common shares, assuming
  issuance of the above securities                49,305,539     48,820,818

Earnings per common share:
     Primary                                     $       .89    $       .33
     Fully diluted (A)                           $       .89    $       .33



(A)  This calculation is submitted in accordance with Regulation S-K
     Item 601(b)(11) although not required for income statement presentation because it results in dilution of less than 3 percent.

                                  EXHIBIT 27

                          PARKER-HANNIFIN CORPORATION

                                   FORM 10-Q
                          FINANCIAL DATA SCHEDULE
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


[ARTICLE] 5

[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM PARKER-HANNIFIN CORPORATION'S REPORT ON FORM 10-Q FOR ITS QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[MULTIPLIER] 1,000

[PERIOD-TYPE]                                    QTR-1
[FISCAL-YEAR-END]                          JUN-30-1995
[PERIOD-END]                               SEP-30-1994
[CASH]                                          33,905
[SECURITIES]                                         0
[RECEIVABLES]                                  376,975
[ALLOWANCES]                                     5,130
[INVENTORY]                                    514,281
[CURRENT-ASSETS]                             1,024,091
[PP&E]                                       1,681,756
[DEPRECIATION]                                 930,824
[TOTAL-ASSETS]                               1,976,174
[CURRENT-LIABILITIES]                          525,219
[BONDS]                                        273,097
[COMMON]                                        24,634
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                     983,535<F1>
[TOTAL-LIABILITY-AND-EQUITY]                 1,976,174
[SALES]                                        712,457
[TOTAL-REVENUES]                               712,457
[CGS]                                          550,527
[TOTAL-COSTS]                                  550,527
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                   483
[INTEREST-EXPENSE]                               7,224
[INCOME-PRETAX]                                 73,359
[INCOME-TAX]                                    29,710
[INCOME-CONTINUING]                             43,649


FINANCIAL DATA SCHEDULE (continued)


[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    43,649
[EPS-PRIMARY]                                      .89
[EPS-DILUTED]                                      .89

<F1>Other Stockholders' Equity includes:
  Additional capital                           166,603
  Retained earnings                            837,645
  Deferred compensation related to
    guarantee of ESOP debt                     (25,697)
  Foreign currency translation adjustment       11,689
  Common stock in treasury at cost              (6,705)
      Total                                    983,535
