Form 10-K/A
period 1994-06-30
PARKER HANNIFIN CORP
filed 1994-12-20
CIK 76334

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549

                              FORM 10-K/A No. 1


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

(2) Definitive Proxy Statement for the Company's 1994 Annual Meeting of Shareholders. Incorporated by reference into Part III hereof.

       (Pages 2 through 14 have not been included in this amendment)


                    quarter, ended March 31, 1994, to reduce the value of certain long-term assets and to recognize downsizing and relocation activities.

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


December 20, 1994



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


                         Date:  December 20, 1994



        Michael J. Hiemstra

By:     Michael J. Hiemstra,
        Vice President - Finance and Administration,
        Principal Financial Officer
        and Attorney-in-Fact