Form 10-Q/A
period 1994-09-30
PARKER HANNIFIN CORP
filed 1994-12-20
CIK 76334

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                             FORM 10-Q/A No. 1


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

       (Page 2 through 11 are not included with this amendment).


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


Date:  December 20, 1994