Form 10-Q
period 1994-12-31
PARKER HANNIFIN CORP
filed 1995-02-14
CIK 76334

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

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


                        Yes  X .       No    .

Number of Common Shares outstanding at December 31, 1994      49,140,587


The Exhibit Index appears on sequential page 12.

                        PARKER-HANNIFIN CORPORATION

                                   INDEX

                                                                   Page No.

PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Statement of Income - Three
                   Months and Six Months Ended December 31,
                   1994 and 1993                                       3

                   Consolidated Balance Sheet -
                   December 31, 1994 and June 30, 1994                 4

                   Consolidated Statement of Cash Flows -
                   Six Months Ended December 31, 1994
                   and 1993                                            5

                   Business Segment Information by Industry -
                   Three Months and Six Months Ended
                   December 31, 1994 and 1993                          6

                   Notes to Consolidated Financial Statements          7

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                      8-10



PART II - OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                   11

         EXHIBIT 10(a)* - Non-Employee Directors' Stock Plan         13-14

         EXHIBIT 10(b)* - Deferred Compensation Plan for Directors   15-21

         EXHIBIT 10(c)* - Executive Deferral Plan                    22-36

         EXHIBIT 10(d)* - Savings Restoration Plan                   37-52

         EXHIBIT 10(e)* - Pension Restoration Plan                   53-62

         EXHIBIT 11*  - Computation of Earnings per Common Share      63

         EXHIBIT 27*  - Financial Data Schedule                       64


*Numbered in accordance with Item 601 of Regulation S-K.

                       PART I - FINANCIAL INFORMATION

                          PARKER-HANNIFIN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in  thousands, except per share amounts)
                                   (Unaudited)

                                                     Three Months Ended           Six Months Ended
                                                         December 31,               December 31,
                                                        1994        1993           1994         1993
Net sales                                          $ 738,231   $ 592,226    $ 1,450,688  $ 1,199,637
 Cost of sales                                       572,862     485,145      1,123,389      979,199
Gross profit                                         165,369     107,081        327,299      220,438
 Selling, general and administrative expenses         91,168      70,070        172,703      142,840
 Provision for business restructuring activities                   5,044                       6,705
Income from operations                                74,201      31,967        154,596       70,893
Other income (deductions)
   Interest expense                                   (7,654)    (10,206)       (14,878)     (21,817)
   Interest and other income, net                        148       1,222            336        3,171
                                                      (7,506)     (8,984)       (14,542)     (18,646)
Income before income taxes
   and extraordinary item                             66,695      22,983        140,054       52,247
 Income taxes                                         25,611       8,922         55,321       22,121
Income before extraordinary item                      41,084      14,061         84,733       30,126
Extraordinary item - extinguishment of debt                       (4,207)                     (4,207)
Net income                                         $  41,084   $   9,854    $    84,733  $    25,919

Earnings per share before extraordinary item       $     .84   $     .29    $      1.73  $       .62
Earnings per share                                 $     .84   $     .20    $      1.73  $       .53

Cash dividends per common share                    $     .25   $     .24    $       .50  $       .48


              See accompanying notes to consolidated financial statements.

                          PARKER-HANNIFIN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                  December 31,     June 30,
                                                         1994         1994
                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                       $    43,553  $    81,590
  Accounts receivable, net                            408,879      388,515
  Inventories:
    Finished products                                 276,446      245,068
    Work in process                                   184,191      171,114
    Raw materials                                      91,955       76,748
                                                      552,592      492,930

  Prepaid expenses                                     12,666       14,263
  Deferred income taxes                                41,506       41,056
      Total current assets                          1,059,196    1,018,354

Plant and equipment                                 1,701,323    1,621,828
  Less accumulated depreciation                       950,183      904,528
                                                      751,140      717,300

Other assets                                          234,230      177,136
      Total assets                                $ 2,044,566  $ 1,912,790

LIABILITIES
Current liabilities:
  Notes payable                                   $    95,776  $    26,973
  Accounts payable, trade                             170,946      181,148
  Accrued liabilities                                 234,368      238,682
  Accrued domestic and foreign taxes                   51,753       57,641
      Total current liabilities                       552,843      504,444

Long-term debt                                        252,769      257,259
Pensions and other postretirement benefits            179,078      169,081
Deferred income taxes                                   4,930        8,052
Other liabilities                                       7,045        7,603
      Total liabilities                               996,665      946,439

SHAREHOLDERS' EQUITY
Serial preferred stock, $.50 par value;
  authorized 3,000,000 shares; none issued               --           --
Common stock, $.50 par value; authorized
  150,000,000 shares; issued 49,273,618 shares at
  December 31 and 49,265,074 shares at June 30         24,637       24,633
Additional capital                                    169,152      165,942
Retained earnings                                     866,412      806,240
Deferred compensation related to guarantee
  of ESOP debt                                        (19,733)     (25,697)
Currency translation adjustment                        10,420        2,538
                                                    1,050,888      973,656
Less treasury shares, at cost: 133,031 shares at
  December 31 and 325,371 shares at June 30            (2,987)      (7,305)
      Total shareholders' equity                    1,047,901      966,351
      Total liabilities and shareholders' equity  $ 2,044,566  $ 1,912,790

              See accompanying notes to consolidated financial statements.

                                        - 4 -


                          PARKER-HANNIFIN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                          Six Months Ended
                                                          December 31,
                                                        1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $   84,733  $   25,919
Adjustments to reconcile net income to net cash
    provided by operations:
  Net effect of extraordinary loss                                 4,207
  Depreciation                                        55,516      54,489
  Amortization                                         3,982       2,624
  Deferred income taxes                               (2,848)    (16,381)
  Foreign currency transaction loss                       83       2,116
  Loss (gain) on sale of plant and equipment             511         (62)
  Provision for restructuring                         (4,115)     (6,874)
Changes in assets and liabilities:
    Accounts receivable                                9,614      17,474
    Inventories                                      (31,724)      3,344
    Prepaid expenses                                   2,806        (431)
    Other assets                                      (6,588)     (3,712)
    Accounts payable, trade                          (23,050)    (11,841)
    Accrued payrolls and other compensation           (8,825)    (18,049)
    Accrued domestic and foreign taxes                (7,651)     (4,845)
    Other accrued liabilities                         (2,393)     15,814
    Pensions and other postretirement benefits         7,899       8,756
    Other liabilities                                 (1,553)     (2,029)
      Net cash provided by operating activities       76,397      70,519

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions (excluding cash of $5,146 in 1994
    and $2,095 in 1993)                             (105,750)    (29,798)
  Capital expenditures                               (59,548)    (41,554)
  Proceeds from sale of plant and equipment            8,937       1,827
  Proceeds from disposition of business                            3,205
  Other                                                3,574       1,884
      Net cash used in investing activities         (152,787)    (64,436)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common shares                            6,998       1,581
  Proceeds from notes payable, net                    63,275       2,113
  Proceeds from long-term borrowings                  18,887       1,637
  Payments of long-term borrowings                   (26,721)   (110,179)
  Extraordinary loss on early retirement of debt                  (6,922)
  Dividends                                          (24,560)    (23,349)
      Net cash provided by (used in)
        financing activities                          37,879    (135,119)

  Effect of exchange rate changes on cash                474      (1,193)
  Net decrease in cash and cash equivalents          (38,037)   (130,229)
Cash and cash equivalents at beginning of year        81,590     159,985
Cash and cash equivalents at end of period        $   43,553  $   29,756

              See accompanying notes to consolidated financial statements.

                                        - 5 -

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

Results by Business Segment:
                                                     Three Months Ended          Six Months Ended
                                                        December 31,               December 31,
                                                      1994       1993           1994         1993
Net sales, including intersegment sales
  Industrial:
      North America                              $ 414,206  $ 342,068    $   825,227  $   688,418
      International                                190,689    115,919        360,840      234,347
  Aerospace                                        133,551    134,297        264,932      277,020
  Intersegment sales                                  (215)       (58)          (311)        (148)
Total                                            $ 738,231  $ 592,226    $ 1,450,688  $ 1,199,637


Income (loss) from operations before corporate
  general and administrative expenses
  Industrial:
      North America                              $  55,639  $  41,491    $   116,912  $    83,165
      International                                 15,209    (10,042)        28,129      (15,633)
  Aerospace                                         13,753      9,499         29,685       22,143
Total                                               84,601     40,948        174,726       89,675
Corporate general and administrative
  expenses                                          10,400      8,981         20,130       18,782
Income from operations                           $  74,201  $  31,967    $   154,596  $    70,893



              See accompanying notes to consolidated financial statements.


                   PARKER-HANNIFIN CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Dollars in thousands, except per share amounts
                     _______________________

1.  Management Representation
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1994, the results of operations for the three and six months ended December 31, 1994 and 1993 and cash flows for the six months then ended.

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

4.  Acquisitions
Effective December 31, 1994 the Company purchased the Polyflex Schwarz Group of companies with operating plants in Huttenfeld and Viernheim, Germany and in Wissembourg, France as well as the wholly-owned subsidiary, Rogan & Shanley, in Houston, Texas for $18.1 million in cash. Polyflex manufactures reinforced high- and ultra-high-pressure hoses, hose fittings and assemblies. Also effective December 31, 1994 the Company purchased Hauser Elektronik GmbH, a producer of automation components and systems based in Offenburg, Germany for $11.6 million in cash. Effective December 21, 1994 the Company sold its 49 percent interest in its Mexican joint venture Conductores de Fluidos Parker, purchased inventory and accounts receivable from such joint venture, and formed a new wholly-owned subsidiary - Parker Fluid Connectors de Mexico. The net purchase price was approximately $2.5 million in cash. On October 31, 1994, the Company acquired Symetrics, Inc., a Newbury Park, California manufacturer of aerospace quick-disconnect valved couplings, for 108,680 shares of Parker-Hannifin Common Stock.

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

These acquisitions were accounted for by the purchase method, and the accompanying statements include their results of operations since the respective dates of acquisition. Sales by these operations for their most recent fiscal year prior to acquisition exceeded $171 million.

                    PARKER-HANNIFIN CORPORATION

                             FORM 10-Q
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1994
          AND COMPARABLE PERIODS ENDED DECEMBER 31, 1993



CONSOLIDATED STATEMENT OF INCOME
Net sales increased 24.7 percent for the second quarter and 20.9 percent for the six-month period. Without the effect of acquisitions and dispositions the increases would have been 20.5 percent and 18.5 percent, respectively. This growth is the result of market-share gains and the worldwide recovery of the industrial markets. The aerospace market, which had been declining, also began to show signs of recovery in order entry although sales were down slightly from the prior year.

Income from operations of $74.2 million for the current second quarter and $154.6 million for the current six months was more than double the $32.0 million for the quarter and $70.9 million for the six months of the prior year. As a percent of sales, Income from operations increased to 10.1 percent from 5.4 percent for the quarter and to 10.7 percent from 5.9 percent for the six months. Cost of sales as a percent of sales decreased to 77.6 percent from 81.9 percent for the quarter and to 77.4 percent from 81.6 percent for the six-month period as a result of the benefits achieved from prior years' restructuring activities and the positive effects of higher production levels in relation to fixed costs. Selling, general and administrative expenses, as a percent of sales, increased to 12.3 percent from 11.8 percent for the quarter and remained at 11.9 percent for the six-month period. The majority of this increase is due to acquisitions, increased sales-promotion expenses and charges related to incentive compensation based on sales and earnings.

The fiscal 1994 second quarter and six month results included a Provision for business restructuring activities amounting to $5,044 and $6,705, respectively. These provisions were for employment reductions, plant closings and relocations, and write-offs of related capital assets for the European Industrial and Aerospace operations. The Company has not incurred restructuring charges in fiscal 1995. Restructuring activities relating to prior-year provisions are continuing as planned and the remaining accruals are appropriate.

Interest expense decreased 25.0 percent for the quarter and 31.8 percent for the six months, primarily due to lower borrowings, but also due to lower interest rates on new borrowings.

The current-year effective income tax rate was reduced to 39.5 percent due to the utilization of previously reported net operating losses in the U.K. and Brazil. The Company experienced higher-than-expected profits in these countries during the second quarter because of the International Industrial recovery. For the first half of fiscal 1994 the rate had increased to 42.3 percent due to a $1.6 million charge for tax-law changes in Germany and the United States.

Net income for the quarter was $41.1 million, more than four times the $9.9 million reported for the prior year after the extraordinary charge of $4.2 million for the early-retirement of $100 million of 9.45 percent debentures. As a percent of sales, Net income increased to 5.6 percent from 1.7 percent for the quarter. Six-month Net income increased to $84.7 million from $25.9 million after the extraordinary charge for the early-retirement of debentures. As a percent of sales, Net income increased to 5.8 percent from 2.2 percent for the six months.

Backlog increased to $950.2 million at December 31, 1994 as compared to $824.4 million the prior year and $852.5 million at June 30, 1994. The increase was partially due to acquisitions, but was primarily due to increases within the Industrial Segment in both North American and International operations.



BUSINESS SEGMENT INFORMATION BY INDUSTRY
The Industrial Segment operations achieved the following Net sales increases in the current year when compared to the equivalent prior-year period:

                             Period ending December 31,
                             Three Months    Six Months
Industrial North America          21.1 %        19.9 %
Industrial International          64.5 %        54.0 %
Total Industrial                  32.1 %        28.5 %

Without the effect of currency-rate changes, International sales would have increased 52.0 percent for the quarter and 43.9 percent for the six months. Without the effect of acquisitions, the increases would have been:

                             Period ending December 31,
                             Three Months    Six Months
Industrial North America          17.1 %        17.5 %
Industrial International          49.2 %        42.4 %
Total Industrial                  25.2 %        23.8 %

The Industrial International markets continue to demonstrate sharp improvement while the North American markets are maintaining their high demand. In addition to the global recovery, the Company is achieving market-share gains as a result of concentrated efforts towards reaching expanding markets and premier customer service. The sales levels achieved to date in fiscal 1995 are expected to continue throughout the year in addition to the benefit to be realized from recent acquisitions.

Operating income for the Industrial Segment was up 125.3 percent for the quarter and 114.8 percent for the six months. Industrial North America Operating income increased 34.1 percent for the quarter and 40.6 percent for the six months while Industrial International results moved from a loss to income of $15.2 million for the quarter and $28.1 million for the six months. Without the effect of acquisitions the total Industrial Segment Operating income would have increased 113.6 percent for the quarter and 107.5 for the six months. Benefits are being realized throughout the segment as a result of increased volume and prior years' restructuring activities.

Fiscal 1994 results included a Provision for restructuring activities for the Industrial Segment of $3.3 million for the quarter and $4.6 million for the six months ended December 31, 1993. Prior-year restructuring actions are progressing as planned and the remaining accruals are appropriate. No further restructuring charges are anticipated and the improved margin levels resulting from prior activities are expected to continue.

Total Industrial Segment backlog increased 47.4 percent compared to a year ago and 25.5 percent since June 30, 1994. Without the effect of acquisitions the increase would have been 40.5 percent and 19.5 percent, respectively. The North American operations are being challenged to keep up with demand, but productivity improvements and better utilization of existing capacity is increasing throughput worldwide.

Aerospace Segment Net sales were down 0.6 percent for the quarter and 4.4 percent for the six months. A portion of the decrease in sales is the result of divesting the Metal Bellows operations in the fourth quarter of fiscal 1994. The remaining decrease is the result of reduced original equipment shipments compared to the prior year. While Aerospace markets remain at low levels, long-term orders from original equipment customers and near-term orders from maintenance, repair and overhaul customers are gradually improving, with sales increases anticipated in fiscal year 1996 and beyond.

Despite the decreased sales, Operating income for the Aerospace Segment increased 44.8 percent for the quarter and 34.1 percent for the six-month period. The Aerospace Segment has carried out a substantial downsizing over the past several years to adjust to the changing markets. These prior-year actions have helped the Segment to achieve improved margin levels in the current year, which are expected to continue. Fiscal 1994 results included a charge of $1.7 million for the quarter and $2.1 million for the six-month period for restructuring activities. The restructuring activities provided for in prior periods are continuing as planned and the remaining accruals are appropriate. No further restructuring charges are anticipated.

Management believes the Aerospace business is stabilizing and expects to maintain favorable margins despite the lower volume. Backlog for the Aerospace Segment decreased slightly from a year ago, but increased 3.1 percent since June 30, 1994.


CONSOLIDATED BALANCE SHEET
Working capital decreased to $506.4 million at December 31, 1994 from $513.9 million at June 30, 1994 with the ratio of current assets to current liabilities decreasing slightly to 1.9 to 1. A $38.0 million decrease in Cash and cash equivalents and a $68.8 million increase in Notes payable contributed to the decrease in working capital, but were partially offset by increases in Accounts receivable, net and Inventories. Acquisitions caused more than the $20.4 million increase in Accounts receivable, net and slightly less than half of the $59.7 million increase in Inventories. The remaining increase in Inventories was due to the increased volume in the Industrial operations as months supply increased only slightly.

The increases in Plant and equipment, net and Other assets are also the result of acquisitions.

The debt to debt-equity ratio, excluding the effect of the ESOP loan guarantee on both Long-term debt and Shareholders' equity, increased to 23.5 percent at December 31, 1994 from 20.7 percent at June 30, 1994 as a result of the increase in Notes payable. The additional Notes payable were used to fund recent acquisitions.


CONSOLIDATED STATEMENT OF CASH FLOWS
Net cash provided by operating activities was $76.4 million for the six months ended December 31, 1994, slightly higher than the $70.5 million for the same six months in 1993 primarily as a result of higher Net income which was offset by an increase in cash used for working capital items. Changes in the principal working capital items - Accounts receivable, Inventories, and Accounts payable, trade - resulted in the use of $45.2 million cash in fiscal 1995 as compared to providing cash of $9.0 million in fiscal 1994. This change reflects the building of Inventories and Accounts Payable as a result of higher volume.

Net cash used in investing activities increased to $152.8 million from $64.4 million for the six months ended December 31, 1994 and 1993 as a result of several acquisitions and increased capital expenditures in fiscal 1995.

Financing activities provided cash of $37.9 million for the six months ended December 31, 1994 and used cash of $135.1 million for the same period in 1993. Additional borrowings in the current year were used to fund recent acquisitions. During the prior-year period, the Company aggressively retired debt.

                        PARKER-HANNIFIN CORPORATION

                        PART II - OTHER INFORMATION



         Item 6.   Exhibits and Reports on Form 8-K.

         (a) The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K:

         Exhibit 10(a) - Non-Employee Directors' Stock Plan

         Exhibit 10(b) - Deferred Compensation Plan for Directors

         Exhibit 10(c) - Executive Deferral Plan

         Exhibit 10(d) - Savings Restoration Plan

         Exhibit 10(e) - Pension Restoration Plan

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


                                   PARKER-HANNIFIN CORPORATION
                                          (Registrant)

                                         Michael J. Hiemstra
                                         Michael J. Hiemstra
                             Vice President - Finance and Administration


Date:  February 13, 1995

                               EXHIBIT INDEX
                                                               Sequential
Exhibit No.                  Description of Exhibit               Page


    10(a)             Non-Employee Directors' Stock Plan          13-14

    10(b)             Deferred Compensation Plan for Directors    15-21

    10(c)             Executive Deferral Plan*                    22-36

    10(d)             Savings Restoration Plan*                   37-52

    10(e)             Pension Restoration Plan*                   53-62

    11                Computation of Earnings
                      Per Common Share                             63

    27                Financial Data Schedule                      64


*A management compensation plan.