Form 10-Q
period 1995-03-31
PARKER HANNIFIN CORP
filed 1995-05-12
CIK 76334

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                    OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

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


                        Yes  X .       No    .

Number of Common Shares outstanding at March 31, 1995         49,196,698


The Exhibit Index appears on sequential page 13.

                        PARKER-HANNIFIN CORPORATION

                                   INDEX

                                                                   Page No.

PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Statement of Income -
                   Three Months and Nine Months Ended
                   March 31, 1995 and 1994                             3

                   Consolidated Balance Sheet -
                   March 31, 1995 and June 30, 1994                    4

                   Consolidated Statement of Cash Flows -
                   Nine Months Ended March 31, 1995
                   and 1994                                            5

                   Business Segment Information by Industry -
                   Three Months and Nine Months Ended
                   March 31, 1995 and 1994                             6

                   Notes to Consolidated Financial Statements          7

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                      8-11



PART II - OTHER INFORMATION

         Item 5.   Other Information                                  12

         Item 6.   Exhibits and Reports on Form 8-K                   12

         EXHIBIT 11   - Computation of Earnings per Common Share*     14

*Numbered in accordance with Item 601 of Regulation S-K.

                    PART I - FINANCIAL INFORMATION

                     PARKER-HANNIFIN CORPORATION
                   CONSOLIDATED STATEMENT OF INCOME
           (Dollars in  thousands, except per share amounts)
                              (Unaudited)

                                         Three Months Ended         Nine Months Ended
                                               March 31,                March 31,
                                            1995       1994         1995         1994
Net sales                              $ 879,673  $ 677,353  $ 2,330,361  $ 1,876,990
Cost of sales                            666,968    537,964    1,790,357    1,517,163
Gross profit                             212,705    139,389      540,004      359,827
Selling, general and
    administrative expenses               98,863     78,417      271,566      221,257
Provision for business
    restructuring activities                         11,369                    18,074
Impairment of long-term operating assets             35,483                    35,483
Income from operations                   113,842     14,120      268,438       85,013
Other income (deductions):
   Interest expense                       (7,801)    (7,791)     (22,679)     (29,608)
   Interest and other income, net         (1,237)   (16,542)        (901)     (13,371)
                                          (9,038)   (24,333)     (23,580)     (42,979)
Income before income taxes
      and extraordinary item             104,804    (10,213)     244,858       42,034
Income taxes                              38,949      8,870       94,270       30,991
Income before extraordinary item          65,855    (19,083)     150,588       11,043
Extraordinary item -
    extinguishment of debt                                                     (4,207)
Net income                             $  65,855  $ (19,083) $   150,588  $     6,836

Earnings per share before
    extraordinary item                 $    1.34  $    (.39) $      3.07  $       .23
Earnings per share                     $    1.34  $    (.39) $      3.07  $       .14

Cash dividends per common share        $     .25  $     .25  $       .75  $       .73

      See accompanying notes to consolidated financial statements.

                    PARKER-HANNIFIN CORPORATION
                     CONSOLIDATED BALANCE SHEET
                       (Dollars in thousands)

                                              March 31,       June 30,
                                                  1995           1994
                                            (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                $    44,516    $    81,590
  Accounts receivable, net                     493,874        388,515
  Inventories:
    Finished products                          280,677        245,068
    Work in process                            193,424        171,114
    Raw materials                              102,036         76,748
                                               576,137        492,930

  Prepaid expenses                              13,634         14,263
  Deferred income taxes                         46,825         41,056
      Total current assets                   1,174,986      1,018,354

Plant and equipment                          1,777,416      1,621,828
  Less accumulated depreciation                988,502        904,528
                                               788,914        717,300

Other assets                                   234,769        177,136
      Total assets                         $ 2,198,669    $ 1,912,790

LIABILITIES
Current liabilities:
  Notes payable                            $   107,669    $    26,973
  Accounts payable, trade                      200,855        181,148
  Accrued liabilities                          263,914        238,682
  Accrued domestic and foreign taxes            49,881         57,641
      Total current liabilities                622,319        504,444

Long-term debt                                 250,903        257,259
Pensions and other postretirement benefits     187,439        169,081
Deferred income taxes                            3,500          8,052
Other liabilities                                9,172          7,603
      Total liabilities                      1,073,333        946,439

SHAREHOLDERS' EQUITY
Serial preferred stock, $.50 par value;
   authorized 3,000,000 shares; none issued       --             --
Common stock, $.50 par value; authorized
   150,000,000 shares; issued 49,298,237
   shares at March 31 and 49,265,074
   shares at June 30                            24,658         24,633
Additional capital                             169,211        165,942
Retained earnings                              919,969        806,240
Deferred compensation related to
   guarantee of ESOP debt                      (19,733)       (25,697)
Currency translation adjustment                 34,132          2,538
                                             1,128,237        973,656
Less treasury shares, at cost: 101,539
   shares at March 31 and 325,371 shares
   at June 30                                   (2,901)        (7,305)
      Total shareholders' equity             1,125,336        966,351
      Total liabilities and
        shareholders' equity               $ 2,198,669    $ 1,912,790

      See accompanying notes to consolidated financial statements.

                        PARKER-HANNIFIN CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)
                                                        Nine Months Ended
                                                            March 31,
                                                        1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $  150,588   $    6,836
  Adjustments to reconcile net income to net cash
        provided by operations:
   Net effect of extraordinary loss                                 4,207
   Depreciation                                       83,650       80,819
   Amortization                                        6,692        4,491
   Deferred income taxes                              (6,030)     (35,664)
   Foreign currency transaction loss                   1,700        2,727
   Loss on sale of plant and equipment                 1,478          170
   Provision for restructuring                        (4,604)       1,811
   Impairment losses on long-term assets                           52,422
  Changes in assets and liabilities:
    Accounts receivable                              (61,411)     (41,106)
    Inventories                                      (35,438)      21,923
    Prepaid expenses                                   1,981        1,086
    Other assets                                      (8,302)      (2,086)
    Accounts payable, trade                              821       10,178
    Accrued payrolls and other compensation            8,525       (5,129)
    Accrued domestic and foreign taxes                (9,910)      10,524
    Other accrued liabilities                         (1,969)      35,472
    Pensions and other postretirement benefits        11,262       11,756
    Other liabilities                                    580       (1,624)
      Net cash provided by operating activities      139,613      158,813

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions (excluding cash of $5,699 in 1995
        and $2,548 in 1994)                         (119,242)     (30,006)
  Capital expenditures                              (101,821)     (65,325)
  Proceeds from sale of plant and equipment            9,920        4,366
  Proceeds from disposition of business                             3,205
  Other                                                2,215        2,480
      Net cash used in investing activities         (208,928)     (85,280)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common shares from treasury              7,164        3,711
  Proceeds from notes payable, net                    74,069      (12,042)
  Proceeds from long-term borrowings                  19,140        4,000
  Payments of long-term borrowings                   (32,321)    (115,311)
  Extraordinary loss on early retirement of debt                   (6,922)
  Dividends                                          (36,859)     (35,542)
      Net cash provided by (used in)
        financing activities                          31,193     (162,106)
  Effect of exchange rate changes on cash              1,048       (1,159)
  Net decrease in cash and cash equivalents          (37,074)     (89,732)
  Cash and cash equivalents at beginning of year      81,590      159,985
  Cash and cash equivalents at end of period      $   44,516   $   70,253

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

Results by Business Segment:
                                            Three Months Ended          Nine Months Ended
                                                  March 31,                 March 31,
                                               1995       1994          1995         1994
Net sales, including intersegment sales
  Industrial:
     North America                        $ 491,511  $ 399,954   $ 1,316,738  $ 1,088,372
     International                          243,486    140,650       604,326      374,997
  Aerospace                                 144,725    136,823       409,657      413,843
  Intersegment sales                            (49)       (74)         (360)        (222)
Total                                     $ 879,673  $ 677,353   $ 2,330,361  $ 1,876,990

Income (loss) from operations before corporate
 general and administrative expenses
  Industrial:
     North America                        $  77,384  $  51,524   $   194,296  $   134,689
     International                           31,061     (6,324)       59,190      (21,957)
  Aerospace                                  16,857    (20,569)       46,542        1,574
Total                                       125,302     24,631       300,028      114,306
Corporate general and administrative
  expenses                                   11,460     10,511        31,590       29,293
Income from operations                    $ 113,842  $  14,120   $   268,438  $    85,013

      See accompanying notes to consolidated financial statements.

                         PARKER-HANNIFIN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Dollars in thousands, except per share amounts
                           _______________________

1.  Management Representation
    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and other significant known adjustments) necessary to present fairly the financial position as of March 31, 1995, the results of operations for the three and nine months ended March 31, 1995 and 1994 and cash flows for the nine months then ended.

2.  Earnings per share
    Primary earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share are not presented because such dilution is not material.

3.  Acquisitions
    Effective March 30, 1995 the Company purchased the assets of Figgie International's Power Systems Division, headquartered in Rockford, Illinois, for approximately $7 million in cash. The Power Systems unit produces hydraulic bladder accumulators and pneumatic cylinders. On March 3, 1995 the Company purchased the assets of Byron Valve and Machine Company, Inc. of Siloam Springs, Arkansas for $3.1 million in cash.
    Byron Valve produces distributors and flow raters for air conditioning equipment and heat pumps.

    Effective December 31, 1994 the Company purchased the Polyflex Schwarz Group of companies with operating plants in Huttenfeld and Viernheim, Germany and in Wissembourg, France as well as the wholly-owned subsidiary, Rogan & Shanley, in Houston, Texas for $18.1 million in cash. Polyflex manufactures reinforced high- and ultra-high-pressure hoses, hose fittings and assemblies. Also effective December 31, 1994 the Company purchased Hauser Elektronik GmbH, a producer of automation components and systems based in Offenburg, Germany for $11.6 million in cash. Effective
    December 21, 1994 the Company sold its 49 percent interest in its Mexican joint venture, Conductores de Fluidos Parker. The Company purchased inventory and accounts receivable from such joint venture, and formed a new wholly-owned subsidiary - Parker Fluid Connectors de Mexico. The net purchase price was approximately $2.5 million in cash. On October 31, 1994, the Company acquired Symetrics, Inc., a Newbury Park, California manufacturer of aerospace quick-disconnect valved couplings, for 108,680 shares of Parker-Hannifin Common Stock.

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

    These acquisitions were accounted for by the purchase method, and the accompanying statements include their results of operations since the respective dates of acquisition. Sales by these operations for their most recent fiscal year prior to acquisition were approximately
    $200 million.

                          PARKER-HANNIFIN CORPORATION

                               FORM 10-Q
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1995
              AND COMPARABLE PERIODS ENDED MARCH 31, 1994


CONSOLIDATED STATEMENT OF INCOME
Net sales increased 29.9 percent for the third quarter and 24.2 percent for the nine-month period. Without the effect of acquisitions and dispositions the increases would have been 25.3 percent and 20.9 percent, respectively. Strong global demand continues for the Industrial Segment products and the Company is capitalizing on market-share gains in these markets. The aerospace market continued to show signs of recovery as sales increased for the Aerospace Segment in the third quarter.

Income from operations of $113.8 million for the current third quarter and $268.4 million for the current nine months was a significant increase from $14.1 million for the quarter and $85.0 million for the nine months of the prior year. As a percent of sales, Income from operations increased to 12.9 percent from 2.1 percent for the quarter and to 11.5 percent from 4.5 percent for the nine months. The fiscal 1994 third quarter and nine month results included Provisions for business restructuring activities amounting to $11.4 million and $18.1 million, respectively. These provisions were for employment reductions, plant closings and relocations, and write-offs of related capital assets for the European Industrial and Aerospace operations. In addition to these business restructuring provisions, the fiscal 1994 results included Impairment of long-term operating assets of $35.5 million. Without the effect of business restructuring and asset impairment, Income from operations as a percent of sales for fiscal 1994 was 9.0 percent for the quarter and
7.4 percent for the nine months.

Cost of sales as a percent of sales decreased to 75.8 percent from
79.4 percent for the quarter and to 76.8 percent from 80.8 percent for the nine-month period as a result of the benefits achieved from prior years' restructuring activities and the positive effects of higher production levels in relation to fixed costs. Selling, general and administrative expenses, as a percent of sales, decreased to 11.2 percent from 11.6 percent for the quarter and to
11.7 percent from 11.8 percent for the nine-month period. The advantages achieved as a result of higher volume were somewhat offset by acquisitions, increased sales-promotion expenses and variable charges related to incentive compensation based on sales and earnings.

Interest expense increased slightly for the quarter, but decreased
23.4 percent for the nine months, primarily due to lower borrowings, but also due to lower interest rates on new borrowings.

Interest and other income for fiscal 1994 includes a loss on disposal of assets of $14.7 million due to impairment of idle properties. These facilities, primarily Aerospace properties, became idle due to the downsizing activities and were written-down to their estimated recoverable value based on the current market.

The current-year effective income tax rate was further reduced to
38.5 percent due to the utilization of previously reported net operating losses in the U.K. and Brazil. The Company experienced higher-than-expected profits in these countries because of the International Industrial recovery. Income taxes for the nine months of fiscal 1994 resulted in an effective tax rate of 73.7 percent. This high rate was primarily due to receiving no tax benefit for the charge taken to write down impaired assets, principally goodwill. Also, Income taxes for fiscal 1994 included a cumulative charge of $1.6 million for tax law changes in Germany and the United States.

Net income for the current quarter was $65.9 million compared to a loss of $19.1 million in the prior year. Nine-month Net income was $150.6 million in fiscal 1995 compared to $6.8 million in the prior year. Results for fiscal 1994 include non-recurring charges of $52.7 million for the three months, and $61.1 million for the nine months ended March 31, 1994 for the impairment of long-term operating assets, provisions for business restructuring, and for the extraordinary charge of $4.2 million for the early-retirement of $100 million of 9.45 percent debentures. As a percent of sales, current year Net income increased to 7.5 percent for the quarter and to 6.5 percent for the nine months.

Backlog increased to $1.0 billion at March 31, 1995 as compared to $865.3 million the prior year and $852.5 million at June 30, 1994. The increase was partially due to acquisitions, but was primarily due to increases within the Industrial Segment in both North American and International operations.


BUSINESS SEGMENT INFORMATION BY INDUSTRY
Industrial Segment operations achieved the following Net sales increases in the current year when compared to the equivalent prior-
year period:
                                  Period ending March 31,
                                Three Months   Nine months
   Industrial North America         22.9 %        21.0 %
   Industrial International         73.1 %        61.2 %
   Total Industrial                 36.0 %        31.3 %

Without the effect of currency-rate changes, International sales would have increased approximately 56 percent for the quarter and 48 percent for the nine months. Without the effect of acquisitions, the increases would have been:

                                  Period ending March 31,
                                Three Months   Nine months
   Industrial North America         19.6 %        18.3 %
   Industrial International         55.1 %        47.1 %
   Total Industrial                 28.8 %        25.7 %

Industrial International markets continue to demonstrate sharp improvement while the North American markets are maintaining their high demand. In addition to the global recovery and minor price increases, the Company is achieving market-share gains as a result of concentrated efforts towards reaching expanding markets and premier customer service. The sales levels achieved to date in fiscal 1995 are expected to continue throughout the year in addition to sales growth to be realized from recent acquisitions.

Operating income for the Industrial Segment was up 139.9 percent for the quarter and 124.9 percent for the nine months. Industrial North America Operating income increased 50.2 percent for the quarter and
44.3 percent for the nine months while Industrial International results moved from a loss to income of $31.1 million for the quarter and $59.2 million for the nine months. Without the effect of acquisitions the total Industrial Segment Operating income would have increased 28.8 percent for the quarter and 25.7 percent for the nine months. Fiscal 1994 results included a Provision for restructuring activities for the Industrial

Segment of $7.7 million for the quarter and $12.3 million for the nine months ended March 31, 1994. Additionally, in the third quarter of fiscal 1994 the Industrial Segment recognized the impairment of long-term operating assets, $6.6 million, primarily relating to certain machinery and equipment used in operations for unprofitable product lines in Brazil and Germany. Operating income as a percent of sales for the Industrial Segment improved to 14.8 percent for the three months and 8.4 percent for the nine months as compared to 11.0 percent and 9.0 percent for the prior year results without the effect of business restructuring and asset impairment charges.

Benefits are being realized throughout the segment as a result of increased volume and prior years' restructuring activities. Prior-year restructuring actions are progressing as planned and the remaining accruals are appropriate. No further restructuring charges are anticipated and the resulting improved margin levels are expected to continue.

Total Industrial Segment backlog increased 43.7 percent compared to a year ago and 34.8 percent since June 30, 1994. Without the effect of acquisitions the increase would have been 31.2 percent and 23.0 percent, respectively. The North American operations are being challenged to keep up with demand, but productivity improvements and better utilization of existing capacity is increasing throughput worldwide.


Aerospace Segment Net sales were up 5.8 percent for the quarter, but down 1.0 percent for the nine months. Original equipment shipments continue to lag behind prior years, but the primary cause of the decline in sales for the nine months is the divestiture of the Metal Bellows operations in the fourth quarter of fiscal 1994. Long-term orders from original equipment customers and near-term orders from commercial spares and maintenance, repair and overhaul customers are gradually improving as evidenced by the third quarter results. Continuing Sales increases are anticipated throughout the remainder of the year and in fiscal year 1996.

Operating income for the Aerospace Segment was $16.9 million for the quarter and $46.5 million for the nine-month period compared to a loss of $20.6 million and income of $1.6 million, respectively. Fiscal 1994 results included a Provision for restructuring activities of $4.1 million for the quarter and $6.2 million for the nine months ended March 31, 1994. Additionally, in the third quarter of fiscal 1994 the Aerospace Segment recognized impairment losses of $28.9 million related to the write-down of goodwill and permanently impaired assets of the continuing operations of the heat-transfer components product line. Operating income as a percent of sales, for the Aerospace Segment, improved to 11.6 percent for the three months and 11.4 percent for the nine months as compared to 8.8 percent for both periods of the prior year without the effect of business restructuring and asset impairment charges.

The Aerospace Segment has substantially downsized over the past several years to adjust to its changing markets. These prior-year actions have helped the Segment achieve improved margin levels in the current year, which are expected to continue. The restructuring activities provided for in prior periods are continuing as planned and the remaining accruals are appropriate. No further restructuring charges are anticipated.

Backlog for the Aerospace Segment increased year to year, after removing the backlog associated with the divested Metal Bellows operations. Since June 30, 1994 backlog has increased 6.3 percent.

CONSOLIDATED BALANCE SHEET
Working capital increased to $552.7 million at March 31, 1995 from $513.9 million at June 30, 1994 with the ratio of current assets to current liabilities decreasing slightly to 1.9 to 1. Accounts receivable increased $105.4 million and Inventories increased $83.2 million during the nine months ended March 31, 1995. Increased volume and the effect of currency changes in the Industrial operations are the primary causes of these increases, although acquisitions also contributed $63.4 million. Both days sales outstanding and months supply have improved since June 30, 1994.

Capital expenditures are exceeding depreciation in fiscal 1995 as the Company responds to increasing production volume, but the increase in Plant and equipment is primarily due to acquisitions. The increase in Other assets is also the result of acquisitions.

The debt to debt-equity ratio, excluding the effect of the ESOP loan guarantee on both Long-term debt and Shareholders' equity, increased to 22.8 percent at March 31, 1995 from 20.7 percent at June 30, 1994 as a result of an $80.7 million increase in Notes payable. The additional cash from the increase in Notes payable was used to fund recent acquisitions.


CONSOLIDATED STATEMENT OF CASH FLOWS
Net cash provided by operating activities was $139.6 million for the nine months ended March 31, 1995, down from $158.8 million for the same nine months in fiscal 1994. Higher Net income in fiscal 1995 was offset by an increase in cash used for working capital items. Changes in the principal working capital items - Accounts receivable, Inventories, and Accounts payable, trade - resulted in the use of $96.0 million cash in fiscal 1995 (without the effect of acquisitions) as compared to $9.0 million in fiscal 1994. This change reflects the building of Inventories and Accounts Payable as a result of higher volume.

Net cash used in investing activities increased to $208.9 million from $85.3 million for the nine months ended March 31, 1995 and 1994 as a result of more acquisitions in fiscal 1995 and increased capital expenditures.

Financing activities provided cash of $31.2 million for the nine months ended March 31, 1995 and used cash of $162.1 million for the same period in fiscal 1994. Additional borrowings in the current year were used to fund recent acquisitions. During the prior-year period, the Company aggressively retired debt.

                        PARKER-HANNIFIN CORPORATION

                        PART II - OTHER INFORMATION


         Item 5.   Other Information.

         On April 13, 1995, the Registrant declared a 3-shares-for-2 stock split payable by the issuance of additional shares on June 2, 1995 to shareholders of record May 18, 1995 and an eight percent increase in its quarterly cash dividend from $.25 to $.27 per share on a pre-split basis.


         Item 6.   Exhibits and Reports on Form 8-K.

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


                                   PARKER-HANNIFIN CORPORATION
                                          (Registrant)

                                         Michael J. Hiemstra
                                         Michael J. Hiemstra
                             Vice President - Finance and Administration


Date:  May 12, 1995

                               EXHIBIT INDEX


                                                               Sequential
Exhibit No.                  Description of Exhibit               Page

    11                       Computation of Earnings
                             Per Common Share                      14