Form 10-K
period 1995-06-30
PARKER HANNIFIN CORP
filed 1995-09-28
CIK 76334

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to_______________________

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 17, 1995, excluding, for purposes of this computation, only stock holdings of the Registrant's Directors and Officers. $2,866,988,304.



    The number of Common Shares outstanding on August 17, 1995 was 74,004,315.



Portions of the following documents are incorporated by reference:


(1) Annual Report to Shareholders of the Company for the fiscal year ended June 30, 1995. Incorporated by reference into Parts I, II and IV hereof.

(2) Definitive Proxy Statement for the Company's 1995 Annual Meeting of Shareholders. Incorporated by reference into Part III hereof.

                             PARKER-HANNIFIN CORPORATION

                                      FORM 10-K

                           Fiscal Year Ended June 30, 1995


                                       PART I

            ITEM 1. Business. Parker-Hannifin Corporation is a leading worldwide full-line manufacturer of motion control products, including fluid power systems, electromechanical controls and related components. Fluid power involves the transfer and control of power through the medium of liquid, gas or air, in both hydraulic and pneumatic applications. Fluid power systems move and position materials, control machines, vehicles and equipment and improve industrial efficiency and productivity. Components of a simple fluid power system include a pump which generates pressure, valves which control the fluid's flow, an actuator which translates the pressure in the fluid into mechanical energy, a filter to remove contaminants and numerous hoses, couplings, fittings and seals. Electromechanical control involves the use of electronic components and systems to control motion and precisely locate or vary speed in automation applications.

            The Company was incorporated in Ohio in 1938. Its principal executive offices are located at 17325 Euclid Avenue, Cleveland, Ohio 44112, telephone (216) 531-3000. As used in this Report, unless the context otherwise requires, the term "Company" or "Parker" refers to Parker-Hannifin Corporation and its subsidiaries.

            The Company's manufacturing, service, distribution and administrative facilities are located in 33 states, Puerto Rico and worldwide in 30 foreign countries. Its motion control technology is used in the products of its two business Segments: Industrial and Aerospace. The products are sold as original and replacement equipment through product and distribution centers worldwide. The Company markets its products through its direct-sales employees and more than 6,000 independent distributors. Parker products are supplied to over a quarter million customer outlets in virtually every major manufacturing, transportation and processing industry. For the fiscal year ended June 30, 1995, net sales were $3,214,370,000; Industrial Segment products accounted for 83% of net sales and Aerospace Segment products for 17%.


Markets

            Motion control systems are used throughout industry in applications which include moving of materials, controlling machines, vehicles and equipment and positioning materials during the manufacturing process. Motion control systems contribute to the efficient use of energy and improve industrial productivity.

            The more than a quarter million customer outlets which carry the Company's parts are found throughout virtually every significant manufacturing, transportation and processing industry. No customer accounted for more than 3% of the Company's total net sales for the fiscal year.

            The major markets for products of the Fluid Connector, Motion
& Control, Filtration and Seal Groups of the Industrial Segment are agricultural machinery, construction equipment, fabricated metals, food production, industrial machinery, instrumentation, lumber and paper, machine tools, marine, mining, mobile equipment, chemicals, petrochemicals, robotics, textiles, transportation and every other major production and processing industry. Products manufactured by the Industrial Segment's Automotive and Refrigeration Group are utilized principally in automotive and mobile air conditioning systems, industrial refrigeration systems and home and commercial air conditioning equipment. Sales of Industrial Segment products are made to original equipment manufacturers and their replacement markets.

            Aerospace Segment sales are made primarily to the commercial, military and general aviation markets and are made to original equipment manufacturers and to end users for maintenance, repair and overhaul.


Principal Products, Methods of Distribution and Competitive Conditions

            Industrial Segment. The product lines of the Company's Industrial Segment cover most of the components of motion control systems. The Fluid Connectors Group manufactures connectors, including tube fittings and hose fittings, check valves, hoses and couplers which transmit and contain fluid. The Motion & Control Group manufactures components and systems used to provide motion, control and conditioning through the medium of pressurized fluids and electricity. Products include hydraulic and precision metering pumps, power units, control valves, accumulators, cylinders, servo actuators, rotary actuators and motors, pneumatic control valves, pressure regulators, lubricators, hydrostatic steering components, electronic controls and systems and automation devices. The Automotive and Refrigeration Group manufactures components for use in industrial, residential and automotive air conditioning and refrigeration systems and other automotive applications, including pressure regulators, solenoid valves, expansion valves, filter-dryers, gerotors and hose assemblies. The Seal Group manufactures sealing devices, including o-rings and o-seals, gaskets and packings which insure leak proof connections and electromagnetic interference shielding and thermal management products. The Filtration Group manufactures filters to remove contaminants from fuel, air, oil, water and other fluids in industrial, process, mobile, marine and environmental applications.

            Industrial Segment products include both standard items which are produced in large quantities and custom units which are engineered and produced to original equipment manufacturers' specifications for application to a particular end product. Both standard and custom products are also used in the replacement of original motion control system components. Industrial Segment products are marketed primarily through field sales employees and more than 6,000 independent distributors.


            Aerospace Segment. The principal products of the Company's Aerospace Segment are hydraulic, pneumatic, and fuel systems and components which are utilized on virtually every domestic commercial, military and general aviation aircraft.

            Hydraulic systems and components include precision hydraulic and electro-hydraulic systems used for precise control of rudders, elevators, ailerons, and other aerodynamic control surfaces of aircraft, utility hydraulic components such as reservoirs, accumulators, selector valves, nose wheel steering systems, engine controls, electromechanical actuators, and electronic controllers.

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

            The Aerospace Segment also designs and manufactures lightweight aircraft wheels and brakes for the general aviation market and supplies to the space market propellant control systems, tankage, and environmental control components used extensively on the Space Shuttle and on satellites and launch vehicles.

            The Aerospace Segment products are marketed by Parker's field sales force and are sold directly to the manufacturer and to the end user.

            Competition. All aspects of the Company's business are highly competitive. No single manufacturer competes with respect to all products manufactured and sold by the Company and the degree of competition varies with different products. In the Industrial Segment, the Company competes on the basis of product quality and innovation, customer service, its manufacturing and distribution capability, and price. The Company believes that, in most of its major product markets, it is one of the principal suppliers of motion control systems and components. In the Aerospace Segment, the Company utilizes its advanced technological capability and its partnership status with key customers to obtain original equipment business on new aircraft programs for its fluid control systems and components and, thereby, to obtain the follow-on repair and replacement business for these programs. The Company believes that it is one of the primary suppliers in this area.


Research and Product Development

            The Company continually researches the feasibility of new products through its development laboratories and testing facilities in many of its worldwide manufacturing locations. Its research and product development staff includes chemists, mechanical, electronic and electrical engineers and physicists.

            Research and development costs relating to the development of new products or services and the improvement of existing products or services amounted to $74,129,000 in fiscal 1995, $64,518,000 in fiscal 1994 and $60,054,000 in 1993. Customer reimbursements included in the total cost for each of the respective years were $21,202,000, $22,640,000, and $16,648,000.

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

Backlog and Seasonal Nature of Business

            The Company's backlog at June 30, 1995 was approximately $1,025,669,000 and at June 30, 1994 was approximately $852,482,000.
Approximately 79% of the Company's backlog at June 30, 1995 is scheduled for delivery in the succeeding twelve months. The Company's business generally is not seasonal in nature.

Environmental Regulation

            The Company is subject to federal, state and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. Among other environmental laws, the Company is subject to the federal "Superfund" law, under which the Company has been designated as a "potentially responsible party" and may be liable for clean up costs associated with various waste sites, some of which are on the U.S. Environmental Protection Agency Superfund priority list. The Company believes that its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the Company. Compliance with environmental laws and regulations requires continuing management effort and expenditures by the Company.
Compliance with environmental laws and regulations has not had in the past, and, the Company believes, will not have in the future, material effects on the capital expenditures, earnings, or competitive position of the Company. The information set forth in Footnote 13 to the Financial Statements contained on page 37 of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1995 ("Annual Report") as specifically excerpted on pages 13-31 and 13-32 of Exhibit 13 hereto is incorporated herein by reference.

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

Employees

            The Company employed approximately 30,590 persons as of June 30, 1995, of whom approximately 9,550 were employed by foreign subsidiaries.

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

Item 1A.  Executive Officers of the Company

            The Company's Executive Officers are as follows:

                                                         Officer
Name                     Position                        Since(1)  Age

Duane E. Collins         President, Chief Executive        1983     59
                            Officer and Director

Dennis W. Sullivan       Executive Vice President -        1978     56
                            Industrial and Automotive
                            and Director

Paul L. Carson           Vice President - Information      1993     59
                            Services

Richard F. Ferrel        Vice President and President,     1993     61
                            Applied Technologies Operations
                            of Motion and Control

Daniel T. Garey          Vice President - Human Resources  1995     52

Stephen L. Hayes         Vice President and President,     1993     54
                            Aerospace

Michael J. Hiemstra      Vice President - Finance and      1987     48
                            Administration and Chief
                            Financial Officer

Lawrence J. Hopcraft     Vice President and President,     1990     52
                            Automotive and Refrigeration

Nickolas W. Vande Steeg  Vice President and President,     1995     52
                            Seal

Joseph D. Whiteman       Vice President, General Counsel   1977     62
                            and Secretary

William D. Wilkerson     Vice President - Technical        1987     59
                            Director

Lawrence M. Zeno         Vice President and President,     1993     53
                            Motion and Control

Donald A. Zito           Vice President and President,     1988     55
                            Fluid Connectors

Harold C. Gueritey, Jr.  Controller                        1980     56

Timothy K. Pistell       Treasurer                         1993     48



        (1) Officers of Parker-Hannifin serve for a term of office from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Sullivan, Hiemstra, Hopcraft, Whiteman, Wilkerson, Zito and Gueritey, have served in the executive capacities indicated above during the past five years.

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

        Mr. Carson was elected a Vice President in October, 1993. He was Vice President of Management Information Systems from July 1, 1983 to October, 1993.

        Mr. Ferrel was elected a Vice President in October, 1993. He has been President of Applied Technologies Operations since July, 1993 and was President of the Applied Technology Group from July, 1990 to
June, 1993.

        Mr. Garey was elected Vice President effective in January, 1995. He was Group Vice President Human Resources of the Motion and Control Group (formerly the Fluidpower Group) from July, 1982 to December, 1994.

        Mr. Hayes was elected as Vice President and named President of the Aerospace Group in April, 1993. He was a Group Vice President of the Aerospace Group from February, 1985 to April, 1993.

        Mr. Vande Steeg was elected as Vice President effective in September, 1995. He has been President of the Seal Group since
May, 1986.

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

        ITEM 2. Properties. The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries. The leased properties are indicated with an asterisk. A "(1)" indicates that the property is occupied by the Company's industrial segment and a "(2)" indicates properties occupied by the aerospace segment.

                                    UNITED STATES

                  State                                      City

             Alabama                                  Boaz(1)
                                                      Decatur(1)
                                                      Huntsville(1)
                                                      Jacksonville(1)
             Arizona                                  Glendale(2)
                                                      Tolleson(2)
                                                      Tucson*(1)
             Arkansas                                 Siloam Springs(1)
                                                      Trumann(1)
             California                               Culver City*(1)
                                                      Irvine(1)(2)
                                                      Modesto(1)
                                                      Newbury Park*(1)
                                                      Rohnert Park(1)
             Colorado                                 Sheridan*(1)
             Connecticut                              Enfield(1)
             Florida                                  Longwood(1)
                                                      Miami*(1)
             Georgia                                  Fulton*(1)
             Illinois                                 Broadview(1)
                                                      Des Plaines(1)
                                                      Elgin(1)
                                                      Niles*(1)
                                                      Rockford(1)
             Indiana                                  Albion(1)
                                                      Ashley(1)
                                                      Ft. Wayne(1)
                                                      Lebanon(1)
                                                      Tell City(1)
             Iowa                                     Red Oak(1)
             Kansas                                   Manhattan(1)
             Kentucky                                 Berea(1)
                                                      Lexington(1)
             Louisiana                                Harvey*(1)
             Maine                                    Portland(1)

                State                                    City

             Massachusetts                            Waltham(2)
                                                      Woburn(1)
             Michigan                                 Lakeview(1)
                                                      Otsego(1)
                                                      Oxford(1)
                                                      Richland(1)
                                                      Troy*(1)
             Minnesota                                Golden Valley(1)
             Mississippi                              Batesville(1)
                                                      Booneville(1)
                                                      Madison(1)
             Missouri                                 Kennett(1)
             Nebraska                                 Lincoln(1)
             New Hampshire                            Portsmouth*(1)
                                                      Hollis*(1)
                                                      Hudson(1)
             New Jersey                               Fairfield*(1)
             New York                                 Clyde(2)
                                                      Lyons(1)
                                                      Smithtown(2)
             North Carolina                           Forest City(1)
                                                      Hillsborough(1)
                                                      Mooresville(1)
                                                      Sanford(1)
                                                      Wake Forest*(1)
             Ohio                                     Akron(1)
                                                      Andover(2)
                                                      Avon(2)
                                                      Brookville(1)
                                                      Cleveland(1)(2)
                                                      Columbus(1)
                                                      Cuyahoga Falls*(1)
                                                      Eastlake(1)
                                                      Eaton(1)
                                                      Elyria(1)(2)
                                                      Forest(2)
                                                      Green Camp(1)
                                                      Kent(1)
                                                      Lewisburg(1)
                                                      Metamora(1)
                                                      Ravenna(1)
                                                      St. Marys(1)
                                                      Wadsworth(1)
                                                      Wickliffe(1)
             Oregon                                   Eugene(1)
             Pennsylvania                             Canton(1)
                                                      Harrison City(1)
                                                      Reading(1)

                State                                    City

             South Carolina                           Inman(1)
                                                      Spartanburg(1)
             Tennessee                                Greenfield(1)
                                                      Greenville(1)
                                                      Memphis*(1)
             Texas                                    Cleburne(1)
                                                      Ft. Worth(1)(2)
                                                      Mansfield(2)
             Utah                                     Ogden(2)
                                                      Salt Lake City(1)
             Wisconsin                                Grantsburg(1)
                                                      Mauston(1)

              Territory                                     City

             Puerto Rico                              Ponce*(2)


                                  FOREIGN COUNTRIES
              Country                                       City

             Argentina                                Buenos Aires(1)
             Australia                                Castle Hill(1)
                                                      Wodonga(1)
             Austria                                  Wiener Neustadt(1)
             Belgium                                  Brussels*(1)
             Brazil                                   Jacarei(1)
                                                      Sao Paulo(1)
             Canada                                   Grimsby(1)
                                                      Owen Sound(1)
             Czech Republic                           Prague*(1)
             Denmark                                  Copenhagen*(1)
                                                      Helsingor(1)
             England                                  Barnstaple(1)
                                                      Cannock(1)
                                                      Derby(1)
                                                      Hemel Hempstead(1)
                                                      Littlehampton(1)
                                                      Marlow*(1)
                                                      Morley(1)
                                                      Poole*(1)
                                                      Rotherham(1)
                                                      Watford(1)
             Finland                                  Helsinki*(1)
                                                      Hyrynsalmi(1)
                                                      Urjala(1)

                                  FOREIGN COUNTRIES
              Country                                     City

             France                                   Annemasse(1)
                                                      Contamine(1)
                                                      Evreux(1)
                                                      Pontarlier(1)
                                                      Wissembourg(1)
             Germany                                  Berlin*(1)
                                                      Bielefeld(1)
                                                      Bietigheim-Bissingen(1)
                                                      Cologne(1)
                                                      Erfurt(1)
                                                      Hamburg*(2)
                                                      Hochmossingen(1)
                                                      Huttenfeld(1)
                                                      Kaarst(1)
                                                      Mucke(1)
                                                      Offenburg*(1)
                                                      Pleidelsheim(1)
                                                      Queckborn(1)
                                                      Velbert(1)
                                                      Viernheim(1)
             Hong Kong                                Hong Kong(1)
             Hungary                                  Budapest*(1)
             India                                    Bombay*(1)
             Italy                                    Adro(1)
                                                      Arsago Seprio(1)
                                                      Gessate(1)
                                                      Milan(1)
             Japan                                    Yokohama(1)
             Mexico                                   Matamoros(1)
                                                      Monterrey(1)
                                                      Tijuana(1)
                                                      Toluca(1)
             Netherlands                              Hoogezand(1)
                                                      0ldenzaal(1)
             New Zealand                              Mt. Wellington(1)
             Norway                                   Langhus(1)
             Peoples Republic of China                Shanghai*(1)
             Poland                                   Warsaw*(1)
                                                      Wroclaw*(1)
             Singapore                                Singapore*(1)(2)
             South Africa                             Johannesburg*(1)
             South Korea                              Seoul*(1)
             Spain                                    Madrid*(1)
             Sweden                                   Falkoping(1)
                                                      Stockholm(1)
                                                      Ulricehamn(1)
             Taiwan                                   Taipei*(1)

                                  FOREIGN COUNTRIES
              Country                                     City

             Venezuela                                Caracas*(1)
                                                      Puerto Ordaz*(1)


        The Company believes that its properties have been adequately maintained, are in good condition generally and are suitable and adequate for its business as presently conducted. The extent of utilization of the Company's properties varies among its plants and from time to time. The Company's restructuring efforts in prior years brought capacity levels closer to present and anticipated needs. Although production volume has materially increased over the last fiscal year, most of the Company's material manufacturing facilities remain capable of handling additional volume increases.


         ITEM 3.   Legal Proceedings.  None.


         ITEM 4. Submission of Matters to a Vote of Security Holders. Not applicable.


                                       PART II

        ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters. As of August 30, 1995, the approximate number of shareholders of record of the Company was 3,706. The Company's common shares are traded on the New York Stock Exchange ("NYSE"). Set forth below is a quarterly summary of the high and low sales prices on the NYSE for the Company's common shares and dividends declared for the two most recent fiscal years (adjusted to reflect the 3-shares-for-2 stock split paid on June 2, 1995):


Fiscal Year            1st         2nd         3rd         4th   Full Year

1995    High      $ 30-1/8    $ 31-3/8    $ 32-7/8    $ 38-1/2    $ 38-1/2
        Low             25      25-1/2      27-5/       29-1/8          25
        Dividends     .167        .167        .16         .180        .667


1994    High      $ 23-3/8    $ 25-3/8    $ 26-3/8    $ 29-7/8    $  29-7/8
        Low             20      22-5/8      23-1/8      22-5/8           20
        Dividends     .160        .160        .167        .167         .653

        ITEM 6. Selected Financial Data. The information set forth on pages 38 and 39 of the Annual Report as specifically excerpted on page 13-35 of Exhibit 13 hereto is incorporated herein by reference.

        ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The information set forth on pages 23, 24, 26, 28 and 30 of the Annual Report as specifically excerpted on pages 13-1 through 13-9 of Exhibit 13 hereto is incorporated herein by reference.

        ITEM 8. Financial Statements and Supplementary Data. The information set forth on pages 22, 25, 27, 29 and 31 through 37 of the Annual Report as specifically excerpted on pages 13-10 to 13-34 of
Exhibit 13 hereto is incorporated herein by reference.

        ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. Not applicable.


                                      PART III

        ITEM 10. Directors and Executive Officers of the Registrant. Information required as to the Directors of the Company is contained on pages 1 to 3 of the Company's definitive Proxy Statement dated
September 25, 1995 (the "Proxy Statement") under the caption "Election of Directors." Information required with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is contained in the first paragraph on page 16 of the Proxy Statement. The foregoing information is incorporated herein by reference. Information as to the executive officers of the Company is included in Part I hereof.

        ITEM 11. Executive Compensation. The information set forth under the caption "Compensation of Directors" on page 4 of the Proxy Statement, under the caption "Executive Compensation" on pages 8 to 12 of the Proxy Statement and under the caption "Common Share Price Performance Graph" on page 12 of the Proxy Statement is incorporated herein by reference.

        ITEM 12. Security Ownership of Certain Beneficial Owners and Management. The information set forth under the caption "Officer Agreements Effective Upon "Change in Control"" on pages 11 and 12 of the Proxy Statement and under the caption "Principal Shareholders of the Corporation" on page 15 of the Proxy Statement is incorporated herein by reference.

        ITEM 13. Certain Relationships and Related Transactions. The information set forth under the caption "Transactions With Management" on page 12 of the Proxy Statement is incorporated herein by reference.

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

             b. No reports on Form 8-K have been filed by the Company during the last quarter of the fiscal year ended
                  June 30, 1995.

                                     SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PARKER-HANNIFIN CORPORATION



                                    By:  Michael J. Hiemstra
                                         Michael J. Hiemstra
                                         Vice President - Finance and
                                         Administration


September 28, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

                  Signature and Title

PATRICK S. PARKER, Chairman of the Board of
Directors; DUANE E. COLLINS, President, Chief
Executive Officer and Director; HAROLD C.
GUERITEY, JR., Controller and Principal
Accounting Officer; JOHN G. BREEN, Director;
PAUL C. ELY, JR., Director; ALLEN H. FORD,
Director; FRANK A. LePAGE, Director; PETER W.
LIKINS, Director; ALLAN L. RAYFIELD, Director;
PAUL G. SCHLOEMER, Director; WOLFGANG R.
SCHMITT, Director; and
DENNIS W. SULLIVAN, Director.


                         Date:  September 28, 1995




By:  Michael J. Hiemstra
     Michael J. Hiemstra, Vice President - Finance and
     Administration, Principal Financial Officer and
     Attorney-in-Fact

                             PARKER-HANNIFIN CORPORATION
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                    Reference
                                                          Excerpt from Annual
                                          Form 10-K       Report as set forth
                                        Annual Report     in Exhibit 13
                                           (Page)               (Page)


Data incorporated by reference from the
  Annual Report as specifically excerpted
  in Exhibit 13 hereto:

Report of Independent Accountants            ---                 13-34

Consolidated Statement of Income for the
  years ended June 30, 1995, 1994 and 1993   ---                 13-10

Consolidated Balance Sheet at June 30, 1995
  and 1994                                   ---            13-12 and 13-13

                                                    Reference
                                                          Excerpt from Annual
                                          Form 10-K       Report as set forth
                                        Annual Report     in Exhibit 13
                                           (Page)               (Page)

Consolidated Statement of Cash Flows for
  the years ended June 30, 1995,
  1994 and 1993                              ---            13-14 and 13-15

Notes to Consolidated Financial Statements   ---            13-18 to 13-32

Consent and Report of Independent
  Accountants                                F-2                   ---

Schedule:

  II - Valuation and Qualifying Accounts     F-3                   ---


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

COOPERS                                   Coopers & Lybrand L.L.P.
& LYBRAND
                                          a professional services firm





            CONSENT AND REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Parker Hannifin Corporation

Our report on the consolidated financial statements of Parker Hannifin Corporation has been incorporated by reference from page 22 of the 1995 Annual Report to Shareholders of Parker Hannifin Corporation, as specifically excerpted on page 13-34 of Exhibit 13 to this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

We consent to the incorporation by reference in the registration statement of Parker Hannifin Corporation on Forms S-8 (File Nos. 33-53193, 33-43938 and 2-66732) of our report dated August 3, 1995 on our audit of the consolidated financial statements and financial statement schedule of Parker Hannifin Corporation as of June 30, 1995 and 1994, and for the years ended June 30, 1995, 1994, and 1993, which report is included in Exhibit 13 of this Form 10-K.



                                          Coopers & Lybrand L.L.P.



Cleveland, Ohio
September 28, 1995

                         PARKER HANNIFIN CORPORATION
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JUNE 30, 1993, 1994 and 1995
                            (Dollars in Thousands)



     Column A              Column B     Column C     Column D     Column E


                                       Additions
                          Balance at   Charged to      Other       Balance
                          Beginning    Costs and   (Deductions)/   At End
       Description        Of Period     Expenses   Additions (A)  Of Period


Allowance for doubtful accounts:

 Year ended June 30,1993   $ 3,863      $ 1,940      $ (1,657)   $ 4,146

 Year ended June 30,1994     4,146        2,597        (2,012)     4,731

 Year ended June 30,1995     4,731        2,411          (529)     6,613




   (A) Net balance of deductions due to uncollectible accounts charged off and additions due to acquisitions or recoveries.

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

                        The Registrant is a party to other instruments, copies of which will be furnished to the Commission upon request, defining the rights of holders of its long-term debt identified in Note 7 of the Notes to Consolidated Financial Statements appearing on page 34 in the Annual Report as specifically excerpted on pages 13-23 and 13-24 of Exhibit 13 hereto, which Note is incorporated herein by reference.

   (10)                 Material Contracts:

  (10)(a) Form of Change in Control Agreement entered into by the Registrant and certain executive officers, as amended and restated as of August 17, 1995.*

  (10)(b) Form of Indemnification Agreement entered into by the Registrant and its directors and certain executive officers (B).

  (10)(c)               Executive Liability and Indemnification Insurance
                        Policy (C).

  (10)(d) Parker-Hannifin Corporation Supplemental Executive Retirement Benefits Program (July 16, 1992 Restatement), as amended as of August 17, 1995.*

  (10)(e) Parker-Hannifin Corporation 1982 Employees Stock Option Plan, as amended October 25, 1984 and January 29, 1987 (D).*

  (10)(f) Parker-Hannifin Corporation 1987 Employees Stock Option Plan, as amended as of August 17, 1995 (E).*

  (10)(g) Parker-Hannifin Corporation 1990 Employees Stock Option Plan, as amended as of August 17, 1995 (F).*

  (10)(h) Amendment to Parker-Hannifin Corporation 1990 Employees Stock Option Plan (G).*

Exhibit No.             Description of Exhibit

  (10)(i) Parker-Hannifin Corporation 1993 Stock Incentive Program, as amended as of August 17, 1995 (H).*

  (10)(j) Retirement Plan for Outside Directors of Parker-Hannifin Corporation (I).*

  (10)(k) Parker-Hannifin Corporation 1995 Target Incentive Bonus Plan Description (J).*

  (10)(l) Parker-Hannifin Corporation 1996 Target Incentive Bonus Plan Description.*

  (10)(m) Parker-Hannifin Corporation 1993-94-95 Long Term Incentive Plan Description (K).*

  (10)(n) Parker-Hannifin Corporation 1994-95-96 Long Term Incentive Plan Description, as amended as of August 17, 1995.*

  (10)(o) Parker-Hannifin Corporation 1995-96-97 Long Term Incentive Plan Description, as amended as of August 17, 1995.*

  (10)(p) Parker-Hannifin Corporation 1996-97-98 Long Term Incentive Plan Description.*

  (10)(q) Parker-Hannifin Corporation Savings Restoration Plan, as amended as of August 17, 1995.*

  (10)(r) Parker-Hannifin Corporation Pension Restoration Plan, as amended as of August 17, 1995.*

  (10)(s) Parker-Hannifin Corporation Executive Deferral Plan, as amended as of August 17, 1995.*

  (10)(t)               Parker-Hannifin Corporation 1995 Volume Incentive
                        Plan (L).*

  (10)(u)               Parker-Hannifin Corporation 1996 Volume Incentive
                        Plan.*

  (10)(v) Parker-Hannifin Corporation Non-Employee Directors' Stock Plan, as amended as of August 17, 1995.*

  (10)(w) Parker-Hannifin Corporation Deferred Compensation Plan for Directors (M).*

   (11)                 Computation of Common Shares Outstanding and
                        Earnings Per Share.

   (13) Excerpts from Annual Report to Shareholders for the fiscal year ended June 30, 1995 which are incorporated herein by reference thereto.

   (21)                 List of subsidiaries of the Registrant.

Exhibit No.             Description of Exhibit

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

   (B) Incorporated by reference to Exhibit 10(f) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1994.

   (C) Incorporated by reference to Exhibit 10(g) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1994.

   (D) Incorporated by reference to Exhibit 10(i) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1994.

   (E) Incorporated by reference to Exhibit 10(j) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1994.

   (F) Incorporated by reference to Exhibit 10(k) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1994.

   (G) Incorporated by reference to Exhibit 10(i) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1993.

   (H) Incorporated by reference to Exhibit 10(j) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1993.

   (I) Incorporated by reference to Exhibit 10(n) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1994.

   (J) Incorporated by reference to Exhibit 10(p) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1993.

   (K) Incorporated by reference to the table captioned "Long Term Incentive Plan-Awards in Fiscal 1993" contained on page 7 of the Company's Proxy Statement for the 1993 Annual Meeting of
                        Shareholders.

   (L) Incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10-Q for the calendar quarter ended September 30, 1994.

   (M) Incorporated by reference to Exhibit 10(b) to the Registrant's Report on Form 10-Q for the calendar quarter ended December 31, 1994.


Shareholders may request a copy of any of the exhibits to this Annual Report on Form 10-K by writing to the Secretary, Parker-Hannifin
Corporation, 17325 Euclid Avenue, Cleveland, Ohio  44112.