Form 10-Q
period 1995-09-30
PARKER HANNIFIN CORP
filed 1995-11-13
CIK 76334

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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


                        Yes  X .       No    .

Number of Common Shares outstanding at September 30, 1995     74,152,078

                        PARKER-HANNIFIN CORPORATION

                                   INDEX

                                                                  Page Nos.

PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Statement of Income -
                   Three Months Ended September 30, 1995
                   and 1994                                            3

                   Consolidated Balance Sheet -
                   September 30, 1995 and June 30, 1995                4

                   Consolidated Statement of Cash Flows -
                   Three Months Ended September 30, 1995
                   and 1994                                            5

                   Business Segment Information by Industry -
                   Three Months Ended September 30, 1995
                   and 1994                                            6

                   Notes to Consolidated Financial Statements          7

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                      8-9



PART II - OTHER INFORMATION

         Item 4.   Submission of Matters to a                         10
                   Vote of Security Holders

         Item 6.   Exhibits and Reports on Form 8-K                   11

         EXHIBIT 11*   - Computation of Earnings per Common Share     13

         EXHIBIT 27*   - Financial Data Schedule                      14


*Numbered in accordance with Item 601 of Regulation S-K.

                        PART I - FINANCIAL INFORMATION


                        PARKER-HANNIFIN CORPORATION
                     CONSOLIDATED STATEMENT OF INCOME
             (Dollars in thousands, except per share amounts)
                                (Unaudited)

                                                   Three Months Ended
                                                        September 30,
                                                     1995          1994
Net sales                                     $   839,054   $   712,457
Cost of sales                                     645,609       550,527
                                              ___________   ___________
Gross profit                                      193,445       161,930

Selling, general and administrative expenses       97,719        81,535
                                              ___________   ___________
Income from operations                             95,726        80,395
Other income (deductions):
   Interest expense                                (7,988)       (7,224)
   Interest and other income, net                   3,333           188
                                              ___________   ___________
                                                   (4,655)       (7,036)
                                              ___________   ___________
Income before income taxes                         91,071        73,359

Income taxes                                       33,696        29,710
                                              ___________   ___________
Net income                                    $    57,375   $    43,649
                                              ===========   ===========

Earnings per share (A)                        $       .77   $       .59

Cash dividends per common share (A)           $      .180   $      .167

(A) Fiscal 1995 per share amounts have been adjusted for the 3-shares-for-2 common stock split paid June 2, 1995.

     See accompanying notes to consolidated financial statements.


                        PARKER-HANNIFIN CORPORATION
                         CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)

                                           September 30,      June 30,
                                                    1995          1995
                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                  $    47,046   $    63,830
  Accounts receivable, net                       473,904       484,962
  Inventories:
    Finished products                            319,165       314,180
    Work in process                              219,274       201,386
    Raw materials                                111,088       110,340
                                             ___________   ___________
                                                 649,527       625,906

  Prepaid expenses                                13,795        14,994
  Deferred income taxes                           65,685        56,690
                                             ___________     _________
      Total current assets                     1,249,957     1,246,382

Plant and equipment                            1,836,881     1,812,667
  Less accumulated depreciation                1,014,507       996,896
                                             ___________   ___________
                                                 822,374       815,771

Other assets                                     244,730       240,056
                                             ___________   ___________
      Total assets                           $ 2,317,061   $ 2,302,209
                                             ===========   ===========



LIABILITIES
Current liabilities:
  Notes payable                              $   108,852   $    97,372
  Accounts payable, trade                        194,649       227,482
  Accrued liabilities                            260,951       280,891
  Accrued domestic and foreign taxes              75,116        46,876
                                             ___________   ___________
      Total current liabilities                  639,568       652,621

Long-term debt                                   236,784       237,157
Pensions and other postretirement benefits       179,146       188,292
Deferred income taxes                             20,101        23,512
Other liabilities                                  7,914         9,113
                                             ___________   ___________
      Total liabilities                        1,083,513     1,110,695

SHAREHOLDERS' EQUITY
Serial preferred stock, $.50 par value;
  authorized 3,000,000 shares; none issued         --             --
Common stock, $.50 per value; authorized
  150,000,000 shares; issued 74,152,078 shares
  at September 30 and 74,002,402 shares at
  June 30                                         37,076        37,001
Additional capital                               160,146       158,454
Retained earnings                              1,018,532       974,486
Deferred compensation related to guarantee
  of ESOP debt                                   (13,468)      (13,468)
Currency translation adjustment                   31,262        35,041
                                             ___________   ___________
      Total shareholders' equity               1,233,548     1,191,514

      Total liabilities and
        shareholders' equity                 $ 2,317,061   $ 2,302,209
                                             ===========   ===========

     See accompanying notes to consolidated financial statements.


                        PARKER-HANNIFIN CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)


                                                     Three Months Ended
                                                          September 30,
                                                         1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $  57,375   $  43,649
 Adjustments to reconcile net income to net
     cash provided by operations:
  Depreciation                                         31,979      27,621
  Amortization                                          2,722       1,806
  Deferred income taxes                                (5,922)      1,225
  Foreign currency translation loss                      (291)       (847)
  Loss on sale of plant and equipment                    (589)         79

Changes in assets and liabilities:
  Accounts receivable                                   9,195     (14,423)
  Inventories                                         (21,553)     (4,282)
  Prepaid expenses                                      1,071       1,824
  Other assets                                         (3,330)     (2,903)
  Accounts payable, trade                             (32,827)    (22,793)
  Accrued payrolls and other compensation             (19,741)     (9,544)
  Accrued domestic and foreign taxes                   28,409      17,655
  Other accrued liabilities                             4,503      (3,851)
  Pensions and other postretirement benefits           (7,738)      3,964
  Other liabilities                                    (1,102)     (1,229)
                                                    _________   _________
      Net cash provided by operating activities        42,161      37,951

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions (excluding cash of $68 in 1995
    and $4,825 in 1994)                               (11,780)    (72,192)
  Capital expenditures                                (44,683)    (27,565)
  Proceeds from sale of plant and equipment             4,323       1,640
  Other                                                (5,670)      4,691
                                                    _________   _________
      Net cash used in investing activities           (57,810)    (93,426)



CASH FLOWS FROM FINANCING ACTIVITIES
  (Payments) proceeds from common share activity         (144)        728
  Proceeds from notes payable, net                     13,640      23,735
  Proceeds from long-term borrowings                      214      10,044
  Payments of long-term borrowings                     (1,355)    (15,151)
  Dividends                                           (13,329)    (12,244)
                                                    _________   _________
      Net cash (used in) provided by
        financing activities                             (974)      7,112
Effect of exchange rate changes on cash                  (161)        678
                                                    _________   _________
Net decrease in cash and cash equivalents             (16,784)    (47,685)
Cash and cash equivalents at beginning of year         63,830      81,590
                                                    _________   _________
Cash and cash equivalents at end of period          $  47,046   $  33,905
                                                    =========   =========

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

Results by Business Segment:
                                                   Three Months Ended
                                                        September 30,
                                                    1995           1994
Net sales, including intersegment sales
    Industrial:
       North America                          $  474,073    $   411,021
       International                             229,763        170,151
    Aerospace                                    135,331        131,381
    Intersegment sales                              (113)           (96)
                                              __________    ___________
Total                                         $  839,054    $   712,457
                                              ==========    ===========

Income from operations before corporate
 general and administrative expenses
    Industrial:
       North America                          $   66,562    $   61,273
       International                              22,184        12,920
    Aerospace                                     18,379        15,932
                                              __________    __________
Total                                            107,125        90,125

Corporate general and administrative expenses     11,399         9,730
                                              __________    __________
Income from operations                        $   95,726    $   80,395
                                              ==========    ==========

     See accompanying notes to consolidated financial statements.


                         PARKER-HANNIFIN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Dollars in thousands, except per share amounts
                           _______________________

1.  Management Representation
    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, the results of operations for the three months ended September 30, 1995 and 1994 and cash flows for the three months then ended.

2.  Earnings per share
    Fiscal 1995 per share amounts have been adjusted for the 3-shares-for-2 common stock split paid June 2, 1995.

    Primary earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share are not presented because such dilution is not material.

3.  Acquisitions
    On July 31, 1995 the Company purchased the General Valve Corp. of Fairfield, New Jersey, a leading producer of miniature solenoid valves for high-technology applications for approximately 152,000 shares of common stock. Also on August 4, 1995 the Company purchased inventory and machinery from Teledyne Fluid Systems consisting of the Republic Valve product line, the Sprague double-diaphragm pump line and the Sprague airborne accumulator product line for approximately $5.2 million in cash. Sales by these operations for their most recent fiscal year prior to acquisition approximated $16.8 million. These acquisitions were accounted for by the purchase method.

                         PARKER-HANNIFIN CORPORATION

                                  FORM 10-Q

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995
                AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 1994


CONSOLIDATED STATEMENT OF INCOME

Net sales for the first quarter of fiscal 1996 increased 17.8 percent to $839.1 million from $712.5 million for the first quarter of fiscal 1995. Without the effect of acquisitions made within the past twelve months the increase would have been 10.3 percent. International Industrial business continued to grow substantially while the growth within North American Industrial markets began to ease somewhat.

Income from operations increased 19.1 percent to $95.7 million and as a percent of sales increased to 11.4 percent from 11.3 percent compared to the prior-year quarter. Cost of sales, as a percent of sales, decreased to 76.9 percent from 77.3 percent as a result of the continuing benefits from prior years' restructuring activities and the positive effects of higher production levels in relation to fixed costs. Selling, general and administrative expenses, as a percent of sales, increased slightly to 11.6 percent from
11.4 percent as a result of increased sales and marketing efforts primarily within International markets.

The effective income tax rate for the first quarter of fiscal 1996 was
37.0 percent compared to a rate of 40.5 percent for the first quarter of fiscal 1995. The lower rate in fiscal 1996 is due to the continuing benefit realized from the use of net operating loss carry-forwards and a change in the anticipated geographic mix of earnings.

Net Income increased 31.4 percent to $57.4 million compared to the prior year, and increased to 6.8 percent of sales compared to 6.1 percent for the prior-year quarter.

Backlog increased to $1,029.9 million at September 30, 1995 compared to $869.9 million the prior year, and $1,025.7 million at June 30, 1995. The Aerospace Segment has experienced a steady increase in backlog while the Industrial Segment increased throughout fiscal 1995 but experienced a slight decrease in the first quarter of fiscal 1996.


RESULTS BY BUSINESS SEGMENT

INDUSTRIAL - Net sales of the Industrial Segment increased 21.1 percent to $703.8 million compared to $581.2 million the prior year. Industrial North America sales increased 15.3 percent while Industrial International sales increased 35.0 percent. Without the effect of acquisitions, North America sales would have increased 8.6 percent and International sales would have increased 19.3 percent. Without the effects of currency rate changes International sales would have increased 27.4 percent. The increased sales are the result of continuing growth in the industrial, farm and construction equipment markets as well as gains made in market share. Some Industrial North America markets are beginning to slow, while International markets
continue to grow.   Industrial North America volume is expected to modestly
exceed prior year volume (excluding the effect of acquisitions) while Industrial International volume is expected to continue to grow.

Operating income for the Industrial Segment increased 19.6 percent to $88.7 million. Industrial North America increased 8.6 percent while Industrial International increased 71.7 percent. North America operating income, as a percent of sales, decreased to 14.0 percent from 14.9 percent primarily due to accruals recorded in the current period for incentive compensation that had not been anticipated, and therefore not recorded, during the first quarter of fiscal 1995. International operating income, as a percent of sales, improved to 9.7 percent from 7.6 percent as a result of acquisitions, increased volume and benefits achieved from previous restructuring efforts.

Industrial Segment backlog increased 24.6 percent compared to a year ago, but decreased 2.7 percent since June 30, 1995. The decrease since June occurred within North America, while International backlog remained steady.

AEROSPACE - Net sales of the Aerospace Segment were up 3.0 percent for the quarter as a result of higher volume in commercial spares and the MRO
business.   These increases were partially offset by continuing declines in the military business.

Income from operations increased 15.4 percent and Income from operations as a percent of sales increased to 13.6 percent from 12.1 percent. This margin improvement is due to the product mix moving increasingly toward the commercial product lines and increased repair and overhaul activity, in addition to the continuing benefits being realized from prior years' restructuring activities.

Management expects the Aerospace Segment to continue the trend of increasing volume and higher margins. Backlog for the Aerospace Segment increased 14.4 percent compared to a year ago, and 2.8 percent since June 30, 1995.


BALANCE SHEET

Working capital increased to $610.4 million at September 30, 1995 from $593.8 million at June 30, 1995, with the ratio of current assets to current liabilities increasing slightly to 2.0 to 1 from 1.9 to 1. An increase of $23.6 million in Inventories and decreases in Accounts payable, trade of $32.8 million and Accrued liabilities of $19.9 million were the primary cause of the increase. Acquisitions contributed $4.9 million of the increase in Inventories, but months supply also increased due to planned replenishments of inventory levels. The decreases in Accounts payable, trade and Accrued liabilities were primarily due to heavy purchases of raw material at year end and liabilities accrued throughout the year which were paid shortly after the year end.

These increases in working capital were partially offset by decreases in Cash and cash equivalents of $16.8 million and Accounts receivable, net of $11.1 million and increases in Accrued domestic and foreign taxes of $28.2 million and Notes payable of $11.5 million. Days sales outstanding increased slightly despite the decrease in Accounts receivable.

Acquisitions had only a minor effect on the $6.6 million increase in Plant and equipment, net. The increase in Other assets is primarily due to an increase in goodwill from acquisitions.

The debt to debt-equity ratio, excluding the effect of the ESOP loan guarantee on both Long-term debt and Shareholders' equity, remained at 21.0 percent at September 30, 1995.


STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $42.2 million and $38.0 million for the three months ended September 30, 1995 and 1994, respectively. Net income, adjusted for non-cash items included therein, provided $85.3 million net cash in fiscal 1996 compared to $73.5 million in the same three months of fiscal 1995. This additional net cash provided more than offset changes in the principal working capital items - Accounts receivable, Inventories, and Accounts payable, trade - which used net cash of $45.2 million in fiscal 1996 compared to $41.5 million in the same three months of fiscal 1995.

Net cash used in investing activities was $57.8 million in fiscal 1996 compared to $93.4 million in fiscal 1995. Fiscal 1996 used $44.7 million for capital expenditures and $11.8 million for acquisitions, compared to $27.6 million cash used for capital expenditures and $72.2 million used for acquisitions in fiscal 1995.

Financing activities used net cash of $1.0 million as opposed to providing net cash of $7.1 million for the three months ended September 30, 1995 and 1994, respectively.

                        PARKER-HANNIFIN CORPORATION

                        PART II - OTHER INFORMATION


         Item 4.   Submission of Matters to a Vote of Security Holders.

         (a) The Annual Meeting of the Shareholders of the Registrant was held on October 25, 1995.

         (b)  Not applicable.

         (c) (i) The Shareholders elected four directors to the three-year class whose term of office will expire in 1998 as follows:

                                       Votes For      Votes Withheld

                   John G. Breen       66,545,116        325,540
                   Patrick S. Parker   66,533,911        336,745
                   Walter Seipp        66,537,550        333,106
                   Dennis W. Sullivan  66,539,645        331,011

                   325,540 shares abstained.


             (ii) The Shareholders approved an amendment to the Corporation's Amended Articles of Incorporation to increase the authorized number of Common Shares from 150,000,000 to 300,000,000 as follows:

                   For              49,815,686
                   Against          16,608,954
                   Abstain             446,016


            (iii) The Shareholders approved the Corporation's Non-Employee Directors' Stock Plan as follows:

                   For              61,946,332
                   Against           1,676,056
                   Abstain           3,248,268


             (iv) The Shareholders approved the appointment of Coopers & Lybrand L.L.P. as auditors of the Corporation for the fiscal year ending June 30, 1996 as follows:

                   For              66,283,544
                   Against             167,325
                   Abstain             419,787


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


                                   PARKER-HANNIFIN CORPORATION
                                          (Registrant)



                                         Michael J. Hiemstra
                                         Michael J. Hiemstra
                             Vice President - Finance and Administration




Date:  November 10, 1995

                               EXHIBIT INDEX


                                                               Sequential
Exhibit No.                  Description of Exhibit               Page


    11                       Computation of Earnings
                             Per Common Share                      13

    27                       Financial Data Schedule               14