Form 10-Q
period 1995-12-31
PARKER HANNIFIN CORP
filed 1996-02-13
CIK 76334

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

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


                        Yes  X .       No    .

Number of Common Shares outstanding at December 31, 1995      74,163,385

                        PARKER-HANNIFIN CORPORATION

                                   INDEX

                                                                   Page No.

PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Statement of Income - Three
                   Months and Six Months Ended December 31,
                   1995 and 1994                                       3

                   Consolidated Balance Sheet -
                   December 31, 1995 and June 30, 1995                 4

                   Consolidated Statement of Cash Flows -
                   Six Months Ended December 31, 1995
                   and 1994                                            5

                   Business Segment Information by Industry -
                   Three Months and Six Months Ended
                   December 31, 1995 and 1994                          6

                   Notes to Consolidated Financial Statements          7

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                      8-10



PART II - OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                   11

         EXHIBIT 11*  - Computation of Earnings per Common Share      13

         EXHIBIT 27*  - Financial Data Schedule                       14



*Numbered in accordance with Item 601 of Regulation S-K.

                                PART I - FINANCIAL INFORMATION

                                  PARKER-HANNIFIN CORPORATION
                               CONSOLIDATED STATEMENT OF INCOME
                       (Dollars in  thousands, except per share amounts)
                                          (Unaudited)

                                                Three Months Ended           Six Months Ended
                                                    December 31,                December 31,
                                                   1995        1994          1995          1994
Net sales                                     $ 824,376   $ 738,231   $ 1,663,430   $ 1,450,688
Cost of sales                                   641,481     572,862     1,287,090     1,123,389
                                              _________   _________   ___________   ___________
Gross profit                                    182,895     165,369       376,340       327,299

Selling, general and administrative expenses    101,189      91,168       198,908       172,703
                                              _________   _________   ___________   ___________
Income from operations                           81,706      74,201       177,432       154,596
Other income (deductions):
   Interest expense                              (7,241)     (7,654)      (15,229)      (14,878)
   Interest and other income, net                 2,355         148         5,688           336
                                              _________   _________   ___________   ___________
                                                 (4,886)     (7,506)       (9,541)      (14,542)
                                              _________   _________   ___________   ___________
Income before income taxes                       76,820      66,695       167,891       140,054

Income taxes                                     28,424      25,611        62,120        55,321
                                              _________   _________   ___________   ___________
Net income                                    $  48,396   $  41,084   $   105,771   $    84,733
                                              =========   =========   ===========   ===========

Earnings per share (A)                        $     .66   $     .56   $      1.43   $      1.15

Cash dividends per common share (A)           $    .180   $    .167   $      .360   $      .334


(A) Fiscal 1995 per share amounts have been adjusted for the 3-shares-for-2 common stock split paid June 2, 1995.

                 See accompanying notes to consolidated financial statements.

                     PARKER-HANNIFIN CORPORATION
                     CONSOLIDATED BALANCE SHEET
                        (Dollars in thousands)

                                            December 31,       June 30,
                                                   1995           1995
                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                 $    73,777    $    63,830
  Accounts receivable, net                      444,635        484,962
  Inventories:
    Finished products                           329,787        314,180
    Work in process                             220,461        201,386
    Raw materials                               104,774        110,340
                                            ___________    ___________
                                                655,022        625,906

  Prepaid expenses                               13,625         14,994
  Deferred income taxes                          66,885         56,690
                                            ___________    ___________
      Total current assets                    1,253,944      1,246,382

Plant and equipment                           1,871,354      1,812,667
  Less accumulated depreciation               1,029,794        996,896
                                            ___________    ___________
                                                841,560        815,771
Other assets                                    244,672        240,056
                                            ___________    ___________
      Total assets                          $ 2,340,176    $ 2,302,209
                                            ===========    ===========

LIABILITIES
Current liabilities:
  Notes payable                             $   127,599    $    97,372
  Accounts payable, trade                       185,358        227,482
  Accrued liabilities                           259,922        280,891
  Accrued domestic and foreign taxes             49,704         46,876
                                            ___________    ___________
      Total current liabilities                 622,583        652,621

Long-term debt                                  234,644        237,157
Pensions and other postretirement benefits      181,337        188,292
Deferred income taxes                            18,570         23,512
Other liabilities                                 9,493          9,113
                                            ___________    ___________
      Total liabilities                       1,066,627      1,110,695

SHAREHOLDERS' EQUITY
Serial preferred stock, $.50 par value;
   authorized 3,000,000 shares; none issued       --              --
Common stock, $.50 par value; authorized
   300,000,000 shares; issued 74,163,385
   shares at December 31 and 74,002,402
   shares at June 30                             37,082         37,001
Additional capital                              160,385        158,454
Retained earnings                             1,053,580        974,486
Deferred compensation related to guarantee
   of ESOP debt                                  (6,895)       (13,468)
Currency translation adjustment                  29,397         35,041
                                            ___________    ___________
      Total shareholders' equity              1,273,549      1,191,514
                                            ___________    ___________
      Total liabilities and
         shareholders' equity               $ 2,340,176    $ 2,302,209
                                            ===========    ===========

     See accompanying notes to consolidated financial statements.

                         PARKER-HANNIFIN CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)

                                                            Six Months Ended
                                                               December 31,
                                                            1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $  105,771    $  84,733
  Adjustments to reconcile net income to net cash
        provided by operations:
     Depreciation                                         63,969       55,516
     Amortization                                          4,731        3,982
     Deferred income taxes                                (8,615)      (2,848)
     Foreign currency transaction loss                       751           83
     (Gain) loss on sale of plant and equipment              (33)         511
  Changes in assets and liabilities:
      Accounts receivable                                 37,897        9,614
      Inventories                                        (28,384)     (31,724)
      Prepaid expenses                                     1,094        2,806
      Other assets                                        (7,292)      (6,588)
      Accounts payable, trade                            (41,819)     (23,050)
      Accrued payrolls and other compensation            (20,919)      (8,825)
      Accrued domestic and foreign taxes                   2,894       (7,651)
      Other accrued liabilities                            5,706       (6,508)
      Pensions and other postretirement benefits          (5,489)       7,899
      Other liabilities                                      479       (1,553)
                                                      __________    _________
           Net cash provided by operating activities     110,741       76,397

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions (excluding cash of $68 in 1995
        and $5,146 in 1994)                              (13,030)    (105,750)
  Capital expenditures                                  (100,625)     (59,548)
  Proceeds from sale of plant and equipment                7,649        8,937
  Other                                                   (3,468)       3,574
                                                      __________    _________
           Net cash used in investing activities        (109,474)    (152,787)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from common share activity                         28        6,998
  Proceeds from notes payable, net                        39,766       63,275
  Proceeds from long-term borrowings                       1,016       18,887
  Payments of long-term borrowings                        (5,011)     (26,721)
  Dividends                                              (26,677)     (24,560)
                                                      __________    _________
           Net cash provided by financing activities       9,122       37,879

  Effect of exchange rate changes on cash                   (442)         474
                                                      __________    _________
  Net increase (decrease) in cash and cash equivalents     9,947      (38,037)

  Cash and cash equivalents at beginning of year          63,830       81,590
                                                      __________    _________
  Cash and cash equivalents at end of period          $   73,777    $  43,553
                                                      ==========    =========

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

Aerospace - This segment designs and manufactures products and provides aftermarket support for commercial, military and general-aviation aircraft, missile and spacecraft markets. The Aerospace Segment provides a full range of systems and components for hydraulic, pneumatic and fuel applications.

Results by Business Segment:
                                            Three Months Ended         Six Months Ended
                                                December 31,               December 31,
                                              1995        1994          1995          1994
Net sales, including intersegment sales
    Industrial:
        North America                    $ 462,576   $ 422,225   $   936,649   $   840,059
        International                      227,405     190,689       457,168       360,840
    Aerospace                              134,563     125,532       269,894       250,100
    Intersegment sales                        (168)       (215)         (281)         (311)
                                         _________   _________   ___________   ___________
Total                                    $ 824,376   $ 738,231   $ 1,663,430   $ 1,450,688
                                         =========   =========   ===========   ===========


Income from operations before corporate
  general and administrative expenses
    Industrial:
        North America                    $  59,848   $  56,038   $   126,410   $   117,706
        International                       16,549      15,209        38,733        28,129
    Aerospace                               17,073      13,354        35,452        28,891
                                         _________   _________   ___________   ___________
Total                                       93,470      84,601       200,595       174,726

Corporate general and
  administrative expenses                   11,764      10,400        23,163        20,130
                                         _________   _________   ___________   ___________
Income from operations                   $  81,706   $  74,201   $   177,432   $   154,596
                                         =========   =========   ===========   ===========

               See accompanying notes to consolidated financial statements.

                         PARKER-HANNIFIN CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Dollars in thousands, except per share amounts
                          _______________________

1.  Management Representation

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1995, the results of operations for the three and six months ended December 31, 1995 and 1994 and cash flows for the six months then ended.


2.  Segment Reclassification

    Fiscal 1995 results have been restated to reclassify an operating division from the Aerospace Segment to the Industrial Segment (North America) to be consistent with fiscal 1996 reporting. Existing business practices, distribution methods and internal organization more properly align this operating division with the Industrial Segment. The effect on both
    Segments is immaterial.

3.  Earnings per share

    Fiscal 1995 per share amounts have been adjusted for the 3-shares-for-2 common stock split paid June 2, 1995.

    Primary earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share are not presented because such dilution is not material.


4.  Acquisitions

    The Company has signed an agreement with Power Control Technologies, Inc.
    to purchase the aerospace assets of the Abex / NWL Division of Pneumo Abex
    Corporation for approximately $193 million cash. Abex / NWL, headquartered in Kalamazoo, Michigan, is a major international producer of aerospace hydraulic actuation equipment, engine thrust-reverser actuators, hydraulic pumps, electrohydraulic servovalves, hydraulic systems, and electro-mechanical actuation equipment with annual sales of approximately
    $200 million. The transaction is expected to be completed in March or April after shareholder approval and governmental review.

    The Company also announced that it has signed a letter of intent to acquire VOAC Hydraulics of Boras, Sweden, a world leader in the manufacturing of mobile hydraulic equipment with calendar 1995 annual sales of approximately $166 million. The transaction should be completed during the third quarter.

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

                        PARKER-HANNIFIN CORPORATION

                                  FORM 10-Q
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1995
                AND COMPARABLE PERIODS ENDED DECEMBER 31, 1994



CONSOLIDATED STATEMENT OF INCOME

Net sales increased 11.7 percent for the second quarter and 14.7 percent for the six-month period ended December 31, 1995. Without the effect of acquisitions the increases would have been 7.3 percent and 8.8 percent, respectively. These increases, although less than were experienced during fiscal 1995, are the result of market-share gains as well as the worldwide growth of the industrial markets.

Income from operations was $81.7 million for the current second quarter and $177.4 million for the current six months, an increase of 10.1 percent for the quarter and 14.8 percent for the six months. As a percent of sales, Income from operations decreased to 9.9 percent from 10.1 percent for the quarter and remained at 10.7 percent for the six months. Cost of sales as a percent of sales increased to 77.8 percent from 77.6 percent for the quarter and remained at 77.4 percent for the six-month period. The decline in gross profit for the quarter is primarily due to the mix of products sold. Selling, general and administrative expenses, as a percent of sales, remained fairly steady for both the three and six month periods.

The effective income tax rate for the current quarter and first half was 37.0 percent compared to rates of 38.4 percent and 39.5 percent, respectively for fiscal 1995. The lower rate in fiscal 1996 is due to the continuing benefit realized from the use of net operating loss carry-forwards and a change in the geographic mix of earnings.

Net income increased 17.8 percent for the quarter and 24.8 percent for the half, as compared to the prior year. As a percent of sales, Net income increased to 5.9 percent from 5.6 percent for the quarter and to 6.4 percent from 5.8 percent for the six months.

Backlog increased to $1,023.8 million at December 31, 1995 as compared to $950.2 million the prior year, but was down slightly from $1,025.7 million at June 30, 1995. The increase in backlog over the prior year was partially due to acquisitions, but was primarily due to increased volume for both the Industrial and Aerospace Segments.


BUSINESS SEGMENT INFORMATION BY INDUSTRY

INDUSTRIAL - The Industrial Segment operations achieved the following Net sales increases in the current year when compared to the equivalent prior-year period:

                                 Period ending December 31,
                                Three Months     Six Months
     Industrial North America       9.6 %          11.5 %
     Industrial International      19.3 %          26.7 %
     Total Industrial              12.6 %          16.1 %

                                     - 8 -
<PAGE)
Without the effect of currency-rate changes, International sales would have increased 15.4 percent for the quarter and 21.0 percent for the six months.
Without the effect of acquisitions, the increases would have been:

                                 Period ending December 31,
                                Three Months     Six Months
     Industrial North America       6.6 %           6.7 %
     Industrial International       8.4 %          13.6 %
     Total Industrial               7.1 %           8.8 %

The total Industrial business continues at a healthy pace, but the rate of sales growth has moderated appreciably in Europe and in some North American markets as compared to the significant growth rate experienced during fiscal
1995. The sales increases were the result of market growth and the market share gains the Company achieved through concentrated efforts towards reaching expanding markets and providing premier customer service. For fiscal
1996, Industrial North America volume is expected to modestly exceed prior year volume (excluding the effect of acquisitions) while Industrial
International volume is expected to continue to grow. Sales in Latin America have slowed due to a weakened general economy and are expected to be at lower levels through the remainder of the fiscal year.

Operating income for the Industrial Segment was up 7.2 percent for the quarter and 13.2 percent for the six months. Industrial North America Operating income increased 6.8 percent for the quarter and 7.4 percent for the six months while Industrial International results increased 8.8 percent for the quarter and 37.7 percent for the six months. Without the effect of acquisitions the total Industrial Segment Operating income would have increased 4.2 percent for the quarter and 7.0 percent for the six months. As a percent of sales, Industrial North America Operating income decreased to
12.9 percent from 13.3 percent for the quarter and to 13.5 percent from 14.0 percent for the six months. Industrial International Operating income also decreased to 7.3 percent from 8.0 percent for the quarter, but improved to 8.5 percent from 7.8 percent for the six months. The margin percentage declines in North America are the result of a change in product mix. Industrial
International margin percentages were affected by the slowing growth during the quarter and in addition were affected by the weakened economy in Latin
America. Management expects margin improvements during the second half in both North America and overall International operations, although conditions in Latin America are uncertain.

Total Industrial Segment backlog increased 7.0 percent compared to December 31, 1994 and 1.3 percent since June 30, 1995 with a larger portion of the increases occurring within the International operations.

AEROSPACE - Aerospace Segment Net sales were up 7.2 percent for the quarter and 7.9 percent for the six months. Increases which were achieved in both original equipment and maintenance, repair, and overhaul markets due primarily to increased market penetration were partially offset by a small reduction in military sales. Increases in repair and maintenance are expected to continue through the fiscal year.

Operating income for the Aerospace Segment increased 27.8 percent for the quarter and 22.7 percent for the six-month period. As a percent of sales
Operating income improved to 12.7 percent from 10.6 percent for the quarter and to 13.1 percent from 11.6 percent for the six-month period. This margin improvement is due to increased maintenance, repair and overhaul activity and continuing benefits realized from prior years' restructuring activities.

Management expects the trend of increasing volume and higher margins to continue during the remainder of the fiscal year. Aerospace Segment backlog increased 8.3 percent from December 31, 1994, but is 1.3 percent lower than at June 30, 1995.

                                     - 9 -
<PAGE)
CONSOLIDATED BALANCE SHEET

Working capital increased to $631.4 million at December 31, 1995 from $593.8 million at June 30, 1995 with the ratio of current assets to current liabilities increasing slightly to 2.0 to 1. Accounts receivable were lower on December 31, 1995 than on June 30, 1995 primarily due to the lower level of sales in the month of December as a result of the holidays. Inventory levels were higher at December 31, 1995 due to the slower than expected growth in the Industrial markets. The Company is adjusting its manufacturing schedules to match the slower growth while maintaining the resources available to provide on-time delivery to the customers.

Plant and equipment, net increased $25.8 million since June 30, 1995 as the Company continued to invest in its strategy to provide premier customer service.

Notes payable increased $30.2 million since June 30, 1995 due to short-term operating cash needs in certain European operations. Long-term debt declined slightly. The debt to debt-equity ratio, excluding the effect of the ESOP loan guarantee on both Long-term debt and Shareholders' equity, increased slightly to 21.7 percent at December 31, 1995 from 21.0 percent at June 30, 1995 as a result of the increase in Notes payable.

Decreases in Accounts payable, trade and Accrued liabilities were primarily due to lower production levels in the month of December and the timing of payroll.


CONSOLIDATED STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $110.7 million for the six months ended December 31, 1995, as compared to $76.4 million for the same six months in 1994 primarily as a result of higher Net income and a lower use of cash for working capital items. Changes in the principal working capital items - Accounts receivable, Inventories, and Accounts payable, trade - resulted in the use of $32.3 million cash in fiscal 1996 as compared to $45.2 million in fiscal 1995.

Net cash used in investing activities decreased to $109.5 million from $152.8 million for the six months ended December 31, 1995 and 1994 as a result of less cash spent on acquisitions. This decrease was offset by increased capital expenditures in fiscal 1996 as the Company integrates new equipment into the operations.

Financing activities provided cash of $9.1 million for the six months ended
December 31, 1995 and $37.9 million for the same period in 1994. Fiscal 1995 acquisition activity caused the need for a higher level of borrowings in that year.

                                    - 10 -
<PAGE)
                        PARKER-HANNIFIN CORPORATION

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


Date:  February 13, 1996














                              EXHIBIT INDEX


                                                               Sequential
Exhibit No.                  Description of Exhibit               Page


    11                Computation of Earnings
                      Per Common Share                             13

    27                Financial Data Schedule                      14










