Form 10-Q
period 1996-03-31
PARKER HANNIFIN CORP
filed 1996-05-13
CIK 76334

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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


                        Yes  X .       No    .

Number of Common Shares outstanding at March 31, 1996         74,222,670

                        PARKER-HANNIFIN CORPORATION

                                   INDEX

                                                                   Page No.

PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Statement of Income -
                   Three Months and Nine Months Ended
                   March 31, 1996 and 1995                             3

                   Consolidated Balance Sheet -
                   March 31, 1996 and June 30, 1995                    4

                   Consolidated Statement of Cash Flows -
                   Nine Months Ended March 31, 1996
                   and 1995                                            5

                   Business Segment Information by Industry -
                   Three Months and Nine Months Ended
                   March 31, 1996 and 1995                             6

                   Notes to Consolidated Financial Statements          7

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                      8-10



PART II - OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                   11

         EXHIBIT 10*  - Parker-Hannifin Corporation Change in         13-29
                        Control Severance Plan

         EXHIBIT 11*  - Computation of Earnings per Common Share      30

         EXHIBIT 27*  - Financial Data Schedule                       31





*Numbered in accordance with Item 601 of Regulation S-K.

                          PART I - FINANCIAL INFORMATION

                           PARKER-HANNIFIN CORPORATION
                         CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in  thousands, except per share amounts)
                                    (Unaudited)

                                    Three Months Ended        Nine Months Ended
                                          March 31,                March 31,
                                  _____________________   _________________________
                                       1996        1995          1996          1995
                                  _________   _________   ___________   ___________

Net sales                         $ 931,356   $ 879,673   $ 2,594,786   $ 2,330,361
Cost of sales                       707,927     666,968     1,995,017     1,790,357
                                  _________   _________   ___________   ___________
Gross profit                        223,429     212,705       599,769       540,004

Selling, general and
   administrative expenses          106,504      98,863       305,412       271,566
                                  _________   _________   ___________   ___________
Income from operations              116,925     113,842       294,357       268,438

Other income (deductions):
   Interest expense                  (8,359)     (7,801)      (23,588)      (22,679)
   Interest and other income, net     1,161      (1,237)        6,849          (901)
                                  _________   _________   ___________   ___________
                                     (7,198)     (9,038)      (16,739)      (23,580)
                                  _________   _________   ___________   ___________
Income before income taxes          109,727     104,804       277,618       244,858

Income taxes                         40,599      38,949       102,719        94,270
                                  _________   _________   ___________   ___________
Net income                        $  69,128   $  65,855   $   174,899   $   150,588
                                  =========   =========   ===========   ===========

Earnings per share (A)            $     .93   $     .89   $      2.36   $      2.04

Cash dividends per common share   $    .180   $    .167   $      .540   $      .500

(A)  Fiscal 1995 per share amounts have been adjusted for the 3-shares-for-2 common stock split paid June 2, 1995.

See accompanying notes to consolidated financial statements.

                     PARKER-HANNIFIN CORPORATION
                      CONSOLIDATED BALANCE SHEET
                        (Dollars in thousands)

                                              March 31,      June 30,
                                                   1996          1995
                                            (Unaudited)
                                            ___________   ___________
ASSETS
Current assets:
  Cash and cash equivalents                 $    63,935   $    63,830
  Accounts receivable, net                      521,746       484,962
  Inventories:
    Finished products                           332,889       314,180
    Work in process                             228,605       201,386
    Raw materials                               102,162       110,340
                                            ___________   ___________
                                                663,656       625,906

  Prepaid expenses                               13,177        14,994
  Deferred income taxes                          65,891        56,690
                                            ___________   ___________
      Total current assets                    1,328,405     1,246,382

Plant and equipment                           1,965,456     1,812,667
  Less accumulated depreciation               1,045,018       996,896
                                            ___________   ___________
                                                920,438       815,771
Other assets                                    334,762       240,056
                                            ___________   ___________
      Total assets                          $ 2,583,605   $ 2,302,209
                                            ===========   ===========


LIABILITIES
Current liabilities:
  Notes payable                             $   171,834   $    97,372
  Accounts payable, trade                       196,868       227,482
  Accrued liabilities                           283,717       280,891
  Accrued domestic and foreign taxes             62,368        46,876
                                            ___________   ___________
      Total current liabilities                 714,787       652,621

Long-term debt                                  302,562       237,157
Pensions and other postretirement benefits      196,235       188,292
Deferred income taxes                            30,487        23,512
Other liabilities                                14,183         9,113
                                            ___________   ___________
      Total liabilities                       1,258,254     1,110,695

SHAREHOLDERS' EQUITY
Serial preferred stock, $.50 par value;
   authorized 3,000,000 shares; none issued      --            --
Common stock, $.50 par value; authorized
   300,000,000 shares; issued 74,222,670
   shares at March 31 and 74,002,402
   shares at June 30                             37,111        37,001
Additional capital                              161,353       158,454
Retained earnings                             1,109,356       974,486
Deferred compensation related to guarantee
   of ESOP debt                                  (6,895)      (13,468)
Currency translation adjustment                  24,426        35,041
                                            ___________   ___________
      Total shareholders' equity              1,325,351     1,191,514
                                            ___________   ___________
      Total liabilities and
         shareholders' equity               $ 2,583,605   $ 2,302,209
                                            ===========   ===========

See accompanying notes to consolidated financial statements.

                        PARKER-HANNIFIN CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)

                                                          Nine Months Ended
                                                               March 31,
                                                        _____________________
                                                             1996        1995
                                                        _________   _________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $ 174,899   $ 150,588
  Adjustments to reconcile net income to
        net cash provided by operations:
     Depreciation                                          94,769      83,650
     Amortization                                           8,210       6,692
     Deferred income taxes                                 (8,822)     (6,030)
     Foreign currency transaction loss                        780       1,700
     Loss on sale of plant and equipment                      750       1,478
  Changes in assets and liabilities:
      Accounts receivable                                  (8,321)    (61,411)
      Inventories                                         (17,634)    (35,438)
      Prepaid expenses                                      1,385       1,981
      Other assets                                         (9,136)     (8,302)
      Accounts payable, trade                             (39,952)        821
      Accrued payrolls and other compensation              (5,236)      8,525
      Accrued domestic and foreign taxes                   11,043      (9,910)
      Other accrued liabilities                             3,304      (6,573)
      Pensions and other postretirement benefits           (1,789)     11,262
      Other liabilities                                     5,190         580
                                                        _________   _________
           Net cash provided by operating activities      209,440     139,613

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions (excluding cash of $19,437 in 1996
        and $5,699 in 1995)                              (166,975)   (119,242)
  Capital expenditures                                   (147,236)   (101,821)
  Proceeds from sale of plant and equipment                 8,386       9,920
  Other                                                    (3,193)      2,215
                                                        _________   _________
           Net cash used in investing activities         (309,018)   (208,928)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from common share activity                       1,025       7,164
  Proceeds from notes payable, net                         78,156      74,069
  Proceeds from long-term borrowings                       67,013      19,140
  Payments of long-term borrowings                         (5,252)    (32,321)
  Dividends                                               (40,029)    (36,859)
                                                        _________   _________
           Net cash provided by financing activities      100,913      31,193

  Effect of exchange rate changes on cash                  (1,230)      1,048
                                                        _________   _________
  Net increase (decrease) in cash and cash equivalents        105     (37,074)

  Cash and cash equivalents at beginning of year           63,830      81,590
                                                        _________   _________
  Cash and cash equivalents at end of period            $  63,935   $  44,516
                                                        =========   =========
See accompanying notes to consolidated financial statements.

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

Results by Business Segment:
                                             Three Months Ended         Nine Months Ended
                                                   March 31,                 March 31,
                                            _____________________   _________________________
                                                 1996        1995          1996          1995
                                            _________   _________   ___________   ___________
Net sales, including intersegment sales
    Industrial:
        North America                       $ 515,404   $ 500,649   $ 1,452,053   $ 1,340,708
        International                         263,802     243,486       720,970       604,326
    Aerospace                                 152,363     135,587       422,257       385,687
    Intersegment sales                           (213)        (49)         (494)         (360)
                                            _________   _________   ___________   ___________
Total                                       $ 931,356   $ 879,673   $ 2,594,786   $ 2,330,361
                                            =========   =========   ===========   ===========


Income from operations before corporate
  general and administrative expenses
    Industrial:
        North America                       $  79,101   $  78,125   $   205,511   $   195,831
        International                          23,125      31,061        61,858        59,190
    Aerospace                                  26,349      16,116        61,801        45,007
                                            _________   _________   ___________   ___________
Total                                         128,575     125,302       329,170       300,028
Corporate general and administrative
  expenses                                     11,650      11,460        34,813        31,590
                                            _________   _________   ___________   ___________
Income from operations                      $ 116,925   $ 113,842   $   294,357   $   268,438
                                            =========   =========   ===========   ===========

See accompanying notes to consolidated financial statements.

                       PARKER-HANNIFIN CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Dollars in thousands, except per share amounts
                           _______________________

1.  Management Representation

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three and nine months ended March 31, 1996 and 1995 and cash flows for the nine months then ended.


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


4.  Acquisitions

    Effective April 15, 1996 the Company completed an agreement with Power Control Technologies, Inc. to purchase the aerospace assets of the Abex / NWL Division of Pneumo Abex Corporation for approximately
    $201 million cash. Abex / NWL, headquartered in Kalamazoo, Michigan, is a major international producer of aerospace hydraulic actuation equipment, engine thrust-reverser actuators, hydraulic pumps, electrohydraulic servovalves, hydraulic systems, and electromechanical actuation equipment with annual sales of approximately $200 million.

    On February 29, 1996 the Company completed the acquisition of VOAC Hydraulics AB of Boras, Sweden for approximately $163 million cash. VOAC is a worldwide leader in the manufacturing of mobile hydraulic equipment and had calendar 1995 annual sales of approximately $166 million. VOAC had been owned by AVC Intressenter AB, a holding company jointly owned by Atlas Copco AB and Volvo Aero Corporation, both of Sweden.

    On July 31, 1995 the Company purchased the General Valve Corp. of Fairfield, New Jersey, a leading producer of miniature solenoid valves for high-technology applications for approximately 152,000 shares of common stock. Also, on August 4, 1995 the Company purchased inventory and machinery from Teledyne Fluid Systems consisting of the Republic Valve product line, the Sprague double-diaphragm pump line and the Sprague airborne accumulator product line for approximately $5.2 million in cash. Sales by these operations for their most recent fiscal year prior to acquisition approximated $16.8 million.

    These acquisitions were accounted for by the purchase method.

                          PARKER-HANNIFIN CORPORATION

                                   FORM 10-Q
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1996
              AND COMPARABLE PERIODS ENDED MARCH 31, 1995



CONSOLIDATED STATEMENT OF INCOME

Net sales increased 5.9 percent for the third quarter and 11.3 percent for the nine-month period ended March 31, 1996. Approximately one-half of these increases were due to acquisitions in the Industrial Segment. Market conditions for the Industrial Segment have been uneven with downturns in some markets being offset by gains in others. Aerospace Segment sales continue to build.

Income from operations was $116.9 million for the current third quarter and $294.4 million for the current nine months, an increase of 2.7 percent for the quarter and 9.7 percent for the nine months. Significant increases within the Aerospace Segment were offset by decreases in operating income in the International operations of the Industrial Segment. As a percent of sales, Income from operations decreased to 12.6 percent from 12.9 percent for the quarter and to 11.3 percent from 11.5 percent for the nine months. Cost of sales as a percent of sales increased to 76.0 percent from 75.8 percent for the quarter and to 76.9 percent from 76.8 percent for the nine-month period. Selling, general and administrative expenses, as a percent of sales, increased to 11.4 percent from 11.2 percent for the quarter and to 11.8 percent from
11.7 percent for the nine-month period.

The effective income tax rate for the current quarter and nine-month period was 37.0 percent compared to fiscal 1995 rates of 37.2 percent for the quarter and 38.5 percent for the nine-month period. The lower rate in fiscal 1996 is due to the continuing benefit realized from the use of net operating loss carry-forwards and a change in the geographic mix of earnings.

Net income increased 5.0 percent for the quarter and 16.1 percent for the nine-month period, as compared to the prior year. As a percent of sales, Net income decreased to 7.4 percent from 7.5 percent for the quarter but increased to 6.7 percent from 6.5 percent for the nine months.

Backlog increased to $1,068.2 million at March 31, 1996 as compared to $998.1 million the prior year and $1,025.7 million at June 30, 1995. The increase in backlog was partially due to acquisitions, but was primarily due to increased volume for both the Aerospace and Industrial Segments.


BUSINESS SEGMENT INFORMATION BY INDUSTRY

INDUSTRIAL - The Industrial Segment operations achieved the following Net sales increases in the current year when compared to the equivalent prior-year period:

                                  Period ending March 31,
                               Three Months      Nine Months
    Industrial North America       2.9 %             8.3 %
    Industrial International       8.3 %            19.3 %
    Total Industrial               4.7 %            11.7 %

Without the effect of currency-rate changes, International sales would have increased more than 10 percent for the quarter and nearly 17 percent for the nine months. Without the effect of acquisitions, the increases would have been:

                                  Period ending March 31,
                              Three Months       Nine Months
    Industrial North America      0.7 %              4.5 %
    Industrial International      2.4 %              9.1 %
    Total Industrial              1.3 %              5.9 %

The rate of sales growth for the Industrial operations has moderated appreciably in Europe and in some North American markets as compared to the significant growth rate experienced during fiscal 1995. The sales increases achieved were the result of market growth and the market share gains the Company achieved through concentrated efforts towards reaching expanding markets and providing premier customer service. For fiscal 1996, Industrial North America volume is expected to modestly exceed prior year volume (excluding the effect of acquisitions) while the moderate growth in the Industrial International volume is expected to continue. Sales in Latin America have slowed due to a weakened general economy and are expected to be at lower levels through the remainder of the fiscal year.

Operating income for the Industrial Segment decreased 6.4 percent for the quarter but increased 4.8 percent for the nine months. Industrial North America Operating income increased 1.2 percent for the quarter and 4.9 percent for the nine months. Without the effect of acquisitions results would have remained flat for the quarter and increased 1.8 percent for the nine months. As a percent of sales, Industrial North America Operating income decreased to
15.3 percent from 15.6 percent for the quarter and to 14.2 percent from 14.6 percent for the nine months. Industrial International results decreased 25.5 percent for the quarter compared to an unusually high third quarter in 1995, but increased 4.5 percent for the nine months. Without the effect of acquisitions these results would have decreased 32.5 percent for the quarter and 5.9 percent for the nine months. As a percent of sales, Industrial International Operating income decreased to 8.8 percent from 12.8 percent for the quarter and to 8.6 percent from 9.8 percent for the nine months.

A downturn in heavy-duty truck and automotive markets, offset by gains in factory automation, process control, and electromagnetic-interference protection markets is causing the Industrial Segment to re-align inventories, resulting in a negative impact on manufacturing costs and overhead absorption. Results in Asia Pacific are stronger than anticipated, but a weakened economy in Latin America has diluted current-year earnings $.05 per share for the quarter and $.14 per share for the nine months compared to last year. Management expects margin improvements during the fourth quarter in both North America and overall International operations, although conditions in Latin America remain uncertain.

Total Industrial Segment backlog increased 6.3 percent compared to March 31, 1995 and 6.5 percent since June 30, 1995 with the increases occurring within the International operations.

AEROSPACE - Aerospace Segment Net sales were up 12.4 percent for the quarter
and 9.5 percent for the nine months.   The increase is primarily attributable
to increased volume in aftermarket sales, initial provisioning for commercial aircraft such as the Boeing 777, and OEM military sales to domestic airframe manufacturers for foreign markets. Similar increases are expected to continue through the fourth quarter.

Operating income for the Aerospace Segment increased 63.5 percent for the quarter and 37.3 percent for the nine-month period. As a percent of sales Operating income improved to 17.3 percent from 11.9 percent for the quarter and to 14.6 percent from 11.7 percent for the nine-month period. This margin improvement is due to the favorable product mix and the benefits being realized from the ability to produce higher volume with downsized operations.

Management expects the trend of increasing volume to continue during the remainder of this fiscal year, but margins are expected to normalize to levels experienced in the prior year. Aerospace Segment backlog increased 7.6 percent from March 31, 1995, and 2.4 percent since June 30, 1995.


CONSOLIDATED BALANCE SHEET

Working capital increased to $613.6 million at March 31, 1996 from $593.8 million at June 30, 1995 with the ratio of current assets to current liabilities remaining level at 1.9 to 1. Accounts receivable were $36.8 million higher on March 31, 1996 than on June 30, 1995 primarily due to acquisitions. Inventory levels were $37.7 million higher at March 31, 1996 due to acquisitions and also due to increases in the Aerospace segment as a result of higher volume. Accounts payable, trade decreased $30.6 million since June 30, 1995 primarily as a result of the timing of payments for raw material purchases.

Plant and equipment, net increased $104.7 million since June 30, 1995 with $68.8 million of the increase the result of acquisitions. Other assets increased $94.7 million since June 30, 1995, primarily as a result of increased goodwill.

Notes payable increased $74.5 million and Long-term debt increased $65.4 million since June 30, 1995 primarily to provide cash for acquisitions. The debt to debt-equity ratio, excluding the effect of the ESOP loan guarantee on both Long-term debt and Shareholders' equity, increased to 26.0 percent at March 31, 1996 from 21.0 percent at June 30, 1995.


CONSOLIDATED STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $209.4 million for the nine months ended March 31, 1996, as compared to $139.6 million for the same nine months in 1995. Net income contributed an additional $24.3 million in fiscal 1996 as compared to fiscal 1995. Changes in the principal working capital items (Accounts receivable, Inventories, and Accounts payable, trade) resulted in the use of less cash - $65.9 million in fiscal 1996 as compared to $96.0 million in fiscal 1995. The change in Accrued domestic and foreign taxes provided $11.0 million cash in fiscal 1996 as compared to using cash of $9.9 million in fiscal 1995.

Net cash used in investing activities increased to $309.0 million from $208.9 million for the nine months ended March 31, 1996 and 1995 as a result of more cash used for Acquisitions and higher Capital expenditures in fiscal 1996.

Financing activities provided cash of $100.9 million for the nine months ended March 31, 1996 and $31.2 million for the same period in 1995. Fiscal 1996 acquisition activity caused the need for a higher level of borrowings.

                        PARKER-HANNIFIN CORPORATION

                        PART II - OTHER INFORMATION



         Item 6.   Exhibits and Reports on Form 8-K.

         (a) The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

              Exhibit 10 - Parker-Hannifin Corporation Change in Control
                           Severance Plan

              Exhibit 11 - Computation of Earnings per Common Share

              Exhibit 27 - Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.










                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PARKER-HANNIFIN CORPORATION
                                          (Registrant)



                                    /s/ Michael J. Hiemstra
                                        Michael J. Hiemstra
                             Vice President - Finance and Administration


Date:  May 13, 1996

                               EXHIBIT INDEX


                                                               Sequential
Exhibit No.                  Description of Exhibit               Page

    10                       Parker-Hannifin Corporation           13
                             Change in Control Severance Plan*

    11                       Computation of Earnings
                             Per Common Share                      30

    27                       Financial Data Schedule               31








*Compensatory plan or arrangement