Form 10-K
period 1996-06-30
PARKER HANNIFIN CORP
filed 1996-10-01
CIK 76334

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 22, 1996, excluding, for purposes of this computation, only stock holdings of the Registrant's Directors and Officers. $2,809,472,777.



    The number of Common Shares outstanding on August 22, 1996 was 74,296,222.



Portions of the following documents are incorporated by reference:


(1) Annual Report to Shareholders of the Company for the fiscal year ended June 30, 1996. Incorporated by reference into Parts I, II and IV hereof.

(2) Definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders. Incorporated by reference into Part III hereof.

                             PARKER-HANNIFIN CORPORATION

                                      FORM 10-K

                           Fiscal Year Ended June 30, 1996


                                       PART I
                                       ------

        ITEM 1. Business. Parker-Hannifin Corporation is a leading worldwide full-line manufacturer of motion control products, including fluid power systems, electromechanical controls and related components.
Fluid power involves the transfer and control of power through the medium of liquid, gas or air, in both hydraulic and pneumatic applications. Fluid power systems move and position materials, control machines, vehicles and equipment and improve industrial efficiency and productivity. Components of a simple fluid power system include a pump which generates pressure, valves which control the fluid's flow, an actuator which translates the pressure in the fluid into mechanical energy, a filter to remove contaminants and numerous hoses, couplings, fittings and seals. Electromechanical control involves the use of electronic components and systems to control motion and precisely locate or vary speed in automation applications. In addition to motion control products, the Company also is a leading worldwide producer of fluid purification, air conditioning, refrigeration, and electromagnetic shielding and thermal management products.

        The Company was incorporated in Ohio in 1938. Its principal executive offices are located at 17325 Euclid Avenue, Cleveland, Ohio 44112, telephone
(216) 531-3000. As used in this Report, unless the context otherwise requires, the term "Company" or "Parker" refers to Parker-Hannifin Corporation and its subsidiaries.

        The Company's manufacturing, service, distribution and administrative facilities are located in 35 states, Puerto Rico and worldwide in 30 foreign countries. Its motion control technology is used in the products of its two business Segments: Industrial and Aerospace. The products are sold as original and replacement equipment through product and distribution centers worldwide. The Company markets its products through its direct-sales employees and more than 7,000 independent distributors. Parker products are supplied to over 300,000 customers in virtually every major manufacturing, transportation and processing industry. For the fiscal year ended June 30, 1996, net sales were $3,586,448,000; Industrial Segment products accounted for 83% of net sales and Aerospace Segment products for 17%.


Markets
-------
        Motion control systems are used throughout industry in applications which include moving of materials, controlling machines, vehicles and equipment and positioning materials during the manufacturing process. Motion control systems contribute to the efficient use of energy and improve industrial productivity.

        The more than 300,000 customers which carry the Company's parts are found throughout virtually every significant manufacturing, transportation and processing industry. No customer accounted for more than 3% of the Company's total net sales for the fiscal year.

        The major markets for products of the Fluid Connector, Motion & Control, Seal and Filtration Groups of the Industrial Segment are agricultural machinery, construction equipment, electronic equipment, fabricated metals, food production, industrial machinery, instrumentation, lumber and paper, machine tools, marine, medical equipment, mining, mobile equipment, chemicals, petrochemicals, robotics, semi-conductor equipment, textiles, transportation and every other major production and processing industry. Products manufactured by the Industrial Segment's Climate and Industrial Controls
Group are utilized principally in automotive and mobile air conditioning systems, industrial refrigeration systems and home and commercial air conditioning equipment. Sales of Industrial Segment products are made to original equipment manufacturers and their replacement markets.

        Aerospace Segment sales are made primarily to the commercial, military and general aviation markets and are made to original equipment manufacturers and to end users for maintenance, repair and overhaul.


Principal Products, Methods of Distribution and Competitive Conditions
----------------------------------------------------------------------
        Industrial Segment. The product lines of the Company's Industrial Segment cover most of the components of motion control systems. The Fluid Connectors Group manufactures connectors, including tube fittings and hose fittings, valves, hoses and couplers which control, transmit and contain fluid. The Motion & Control Group manufactures components and systems used to provide motion, control and conditioning through the medium of pressurized fluids and electricity. Products include hydraulic, pneumatic and precision metering pumps, power units, control valves, general purpose valves, accumulators, cylinders, servo actuators, rotary actuators and motors, pneumatic control valves, pressure regulators, lubricators, hydrostatic steering components, electronic controls and systems and automation devices. The Climate and Industrial Controls Group manufactures components for use in industrial, residential and automotive air conditioning and refrigeration systems and other automotive applications, including pressure regulators, solenoid valves, expansion valves, filter-dryers, gerotors and hose assemblies. The Seal Group manufactures sealing devices, including o-rings and o-seals, gaskets and packings which insure leak proof connections and electromagnetic interference shielding and thermal management products. The Filtration Group manufactures filters to remove contaminants from fuel, air, oil, water and other fluids in industrial, process, mobile, marine and environmental applications.

        Industrial Segment products include both standard items which are produced in large quantities and custom units which are engineered and produced to original equipment manufacturers' specifications for application to a particular end product. Both standard and custom products are also used in the replacement of original motion control system components. Industrial Segment products are marketed primarily through field sales employees and more than 7,000 independent distributors.

        Aerospace Segment. The principal products of the Company's Aerospace Segment are hydraulic, fuel and pneumatic systems and components that are used on virtually every commercial and military airframe and engine program in production in the Western world today.

        The Aerospace Segment offers complete hydraulic systems, as well as components that include hydraulic and electrohydraulic systems used for precise control of aircraft rudders, elevators, ailerons and other aerodynamic control surfaces and utility hydraulic components such as reservoirs, accumulators, selector valves, electrohydraulic servovalves, thrust-reverser actuators, engine-driven pumps, nosewheel steering systems, electromechanical actuators, engine controls and electronic controllers. The Aerospace Segment also designs and manufactures aircraft wheels and brakes for the general aviation and military markets.

        The Aerospace fuel product line includes complete fuel systems as well as components such as fuel transfer and pressurization controls, in-flight refueling systems, fuel pumps and valves, fuel measurement and management systems and center of gravity controls, engine fuel injection atomization nozzles and augmentor controls, fuel tank ducting and hose assemblies, and electronic monitoring computers.

        Pneumatic components include bleed air control systems, pressure regulators, low-pressure pneumatic controls, heat transfer systems, engine start systems, engine bleed control and anti-ice systems, and electronic control and monitoring computers.

        Aerospace Segment products are marketed by the Company's regional sales organization and are sold directly to manufacturers and end users.

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

        In the Aerospace Segment, the Company has developed partnerships with key customers based on Parker's advanced technological capability, superior performance in quality, delivery, and service, and price competitiveness, which has enabled Parker to obtain significant original equipment business on new aircraft programs for its fluid control systems and components and, thereby, to obtain the follow-on repair and replacement business for these programs. The Company believes that it is one of the primary suppliers in the aerospace marketplace.


Research and Product Development
--------------------------------
        The Company continually researches the feasibility of new products through its development laboratories and testing facilities in many of its worldwide manufacturing locations. Its research and product development staff includes chemists, mechanical, electronic and electrical engineers and physicists.

        Research and development costs relating to the development of new products or services and the improvement of existing products or services amounted to $91,706,000 in fiscal 1996, $74,129,000 in fiscal 1995, and
$64,518,000 in fiscal 1994.

Reimbursements of customer-sponsored research included in the total cost for each of the respective years were $33,018,000, $21,202,000 and $22,640,000.

Patents, Trademarks, Licenses
-----------------------------
        The Company owns a number of patents, trademarks and licenses related to its products and has exclusive and non-exclusive rights under patents owned by others. In addition, patent applications on certain products are now pending, although there can be no assurance that patents will be issued. The Company is not dependent to any material extent on any single patent or group of patents.

Backlog and Seasonal Nature of Business
---------------------------------------
        The Company's backlog at June 30, 1996 was approximately $1,330,970,000 and at June 30, 1995 was approximately $1,025,669,000. Approximately 75% of the Company's backlog at June 30, 1996 is scheduled for delivery in the succeeding twelve months. The Company's business generally is not seasonal in nature.

Environmental Regulation
------------------------
        The Company is subject to federal, state and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. Among other environmental laws, the Company is subject to the federal "Superfund" law, under which the Company has been designated as a "potentially responsible party" and may be liable for clean up costs associated with various waste sites, some of which are on the U.S. Environmental Protection Agency Superfund priority list. The Company believes that its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the Company. Compliance with environmental laws and regulations requires continuing management effort and expenditures by the Company. Compliance with environmental laws and regulations has not had in the past, and, the Company believes, will not have in the future, material effects on the capital expenditures, earnings, or competitive position of the Company.
The information set forth in Footnote 13 to the Financial Statements contained on page 41 of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1996 ("Annual Report") as specifically excerpted on pages
13-30 of Exhibit 13 hereto is incorporated herein by reference.

Energy Matters and Sources and Availability of Raw Materials
------------------------------------------------------------
        The Company's primary energy source for each of its business segments is electric power. While the Company cannot predict future costs of such electric power, the primary source for production of the required electric power will be coal from substantial, proven reserves available to electric utilities. The Company is subject to governmental regulations in regard to energy supplies both in the United States and elsewhere. To date the Company has not experienced any significant disruptions of its operations due to energy curtailments.

        Steel, brass, aluminum and elastomeric materials are the principal raw materials used by the Company. These materials are available from numerous sources in quantities sufficient to meet the requirements of the Company.

Employees
---------
        The Company employed approximately 33,289 persons as of June 30, 1996, of whom approximately 11,163 were employed by foreign subsidiaries.

Business Segment Information
----------------------------
        The net sales, income from operations before corporate general and administrative expenses and identifiable assets by business segment and by geographic area for the past three fiscal years, as set forth on page 33 of the Annual Report and specifically excerpted on pages 13-16 and 13-17 of Exhibit 13 hereto is incorporated herein by reference.

Item 1A.  Executive Officers of the Company
-------------------------------------------
        The Company's Executive Officers are as follows:

                                                                  Officer
Name                      Position                                Since(1)  Age
----                      --------                                --------  ---
Duane E. Collins          President, Chief Executive Officer        1983     60
                            and Director

Dennis W. Sullivan        Executive Vice President - Industrial     1978     57
                            and Director

Paul L. Carson            Vice President - Information              1993     60
                            Services

Daniel T. Garey           Vice President - Human Resources          1995     53

Stephen L. Hayes          Vice President and President,             1993     55
                            Aerospace

Michael J. Hiemstra       Vice President - Finance and              1987     49
                            Administration and Chief
                            Financial Officer

Lawrence J. Hopcraft      Vice President and President,             1990     53
                            Climate and Industrial Controls
                            (formerly Automotive and Refrigeration)

Nickolas W. Vande Steeg   Vice President and President, Seal        1995     53


Joseph D. Whiteman        Vice President, General Counsel           1977     63
                            and Secretary

William D. Wilkerson      Vice President - Technical Director       1987     60

Lawrence M. Zeno          Vice President and President,             1993     54
                            Motion and Control

Donald A. Zito            Vice President and President,             1988     56
                            Fluid Connectors

Harold C. Gueritey, Jr.   Controller                                1980     57

Timothy K. Pistell        Treasurer                                 1993     49



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

        Mr. Pistell was elected as Treasurer of the Company in July, 1993. He was Director of Business Planning from January, 1993 to July, 1993; and Vice President-Finance/Controller of the International Sector from October, 1988 to December, 1992.

        ITEM 2. Properties. The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries. The leased properties are indicated with an asterisk. A "(1)" indicates that the property is occupied by the Company's industrial segment and a "(2)" indicates properties occupied by the aerospace segment.

                               UNITED STATES
                               -------------
             State                                    City
             -----                                    ----
             Alabama                                  Boaz(1)
                                                      Decatur(1)
                                                      Huntsville(1)
                                                      Jacksonville(1)
             Arizona                                  Glendale(2)
                                                      Tolleson(2)
                                                      Tucson*(1)
             Arkansas                                 Siloam Springs(1)
                                                      Trumann(1)
             California                               Irvine(1)(2)
                                                      Modesto(1)
                                                      Newbury Park*(1)
                                                      Rohnert Park(1)
                                                      San Diego(1)
             Connecticut                              Enfield(1)
             Florida                                  Longwood(1)
                                                      Miami*(1)
             Georgia                                  Dublin(2)
             Idaho                                    Boise*(1)
             Illinois                                 Broadview(1)
                                                      Des Plaines(1)
                                                      Hampshire(1)
                                                      Niles*(1)
                                                      Rockford(1)
             Indiana                                  Albion(1)
                                                      Ashley(1)
                                                      Ft. Wayne(1)
                                                      Lebanon(1)
                                                      Tell City(1)
             Iowa                                     Red Oak(1)
             Kansas                                   Manhattan(1)
             Kentucky                                 Berea(1)
                                                      Lexington(1)
             Louisiana                                Harvey*(1)
             Maine                                    Portland(1)
             Massachusetts                            Waltham(2)
                                                      Woburn(1)

             State                                    City
             -----                                    ----
             Michigan                                 Kalamazoo(2)
                                                      Lakeview(1)
                                                      Otsego(1)
                                                      Oxford(1)
                                                      Richland(1)
                                                      Troy*(1)
             Minnesota                                Golden Valley(1)
             Mississippi                              Batesville(1)
                                                      Booneville(1)
                                                      Madison(1)
             Missouri                                 Kennett(1)
             Nebraska                                 Lincoln(1)
             New Hampshire                            Portsmouth*(1)
                                                      Hollis*(1)
                                                      Hudson(1)
             New Jersey                               Fairfield*(1)
             New York                                 Clyde(2)
                                                      Lyons(1)
                                                      Smithtown(2)
             North Carolina                           Forest City(1)
                                                      Hillsborough(1)
                                                      Mooresville(1)
                                                      Sanford(1)
                                                      Wake Forest*(1)
             Ohio                                     Akron(1)
                                                      Andover(2)
                                                      Avon(2)
                                                      Brookville(1)
                                                      Cleveland(1)(2)
                                                      Columbus(1)
                                                      Cuyahoga Falls*(1)
                                                      Eaton(1)
                                                      Elyria(1)(2)
                                                      Forest(2)
                                                      Green Camp(1)
                                                      Kent(1)
                                                      Lewisburg(1)
                                                      Metamora(1)
                                                      Ravenna(1)
                                                      St. Marys(1)
                                                      Wadsworth(1)
                                                      Wickliffe(1)
             Oklahoma                                 Henryetta*(1)
             Oregon                                   Eugene(1)
             Pennsylvania                             Canton(1)
                                                      Harrison City(1)
                                                      Reading(1)

             State                                    City
             -----                                    ----
             South Carolina                           Beaufort(2)
                                                      Inman(1)
                                                      Spartanburg(1)
             Tennessee                                Greenfield(1)
                                                      Greenville(1)
                                                      Memphis*(1)
             Texas                                    Cleburne(1)
                                                      Ft. Worth(1)
                                                      Mansfield(1)
             Utah                                     Ogden(2)
                                                      Salt Lake City(1)
             Washington                               Seattle*(1)
             Wisconsin                                Grantsburg(1)
                                                      Mauston(1)



             Territory                                City
             ---------                                ----
             Puerto Rico                              Ponce*(2)


                                  FOREIGN COUNTRIES
                                  -----------------
             Country                                  City
             -------                                  ----
             Argentina                                Buenos Aires(1)
             Australia                                Castle Hill(1)
                                                      Wodonga(1)
             Austria                                  Wiener Neustadt(1)
             Belgium                                  Brussels*(1)
             Brazil                                   Jacarei(1)
                                                      Sao Paulo(1)
             Canada                                   Grimsby(1)
                                                      Owen Sound(1)
             Czech Republic                           Prague*(1)
             Denmark                                  Copenhagen*(1)
                                                      Helsingor(1)
             England                                  Barnstaple(1)
                                                      Cannock(1)
                                                      Derby(1)
                                                      Hemel Hempstead(1)
                                                      Littlehampton(1)
                                                      Marlow*(1)
                                                      Morley(1)
                                                      Poole*(1)
                                                      Rotherham(1)
                                                      Stratford-upon-Avon*(1)
                                                      Watford(1)

                             FOREIGN COUNTRIES
                             -----------------
             Country                                  City
             -------                                  ----
             Finland                                  Helsinki*(1)
                                                      Hyrynsalmi(1)
                                                      Urjala(1)
             France                                   Annemasse(1)
                                                      Contamine(1)
                                                      Evreux(1)
                                                      Pontarlier(1)
                                                      Wissembourg(1)
             Germany                                  Berlin*(1)
                                                      Bielefeld(1)
                                                      Bietigheim-Bissingen(1)
                                                      Cologne(1)
                                                      Erfurt(1)
                                                      Hamburg*(2)
                                                      Hochmossingen(1)
                                                      Huttenfeld(1)
                                                      Kaarst(1)
                                                      Mainz-Kastel(2)
                                                      Mucke(1)
                                                      Offenburg*(1)
                                                      Pleidelsheim(1)
                                                      Queckborn(1)
                                                      Velbert(1)
                                                      Viernheim(1)
             Hong Kong                                Hong Kong(1)
             Hungary                                  Budapest*(1)
             India                                    Bombay*(1)
             Italy                                    Adro(1)
                                                      Arsago Seprio(1)
                                                      Gessate(1)
                                                      Milan(1)
             Japan                                    Yokohama(1)(2)
             Mexico                                   Matamoros(1)
                                                      Monterrey(1)
                                                      Naucalpan*(1)
                                                      Tijuana(1)
                                                      Toluca(1)
             Netherlands                              Hoogezand(1)
                                                      0ldenzaal(1)
             New Zealand                              Mt. Wellington(1)
             Norway                                   Langhus(1)
             Peoples Republic of China                Beijing*(1)(2)
                                                      Shanghai*(1)
             Poland                                   Warsaw*(1)
                                                      Wroclaw*(1)
             Singapore                                Singapore*(1)(2)
             South Africa                             Johannesburg*(1)

                              FOREIGN COUNTRIES
                              -----------------
             Country                                  City
             -------                                  ----
             South Korea                              Seoul*(1)
             Spain                                    Madrid*(1)
             Sweden                                   Boras(1)
                                                      Falkoping(1)
                                                      Stockholm(1)
                                                      Trollhatten(1)
                                                      Ulricehamn(1)
             Taiwan                                   Taipei*(1)
             Venezuela                                Caracas*(1)
                                                      Puerto Ordaz*(1)

        The Company believes that its properties have been adequately maintained, are in good condition generally and are suitable and adequate for its business as presently conducted. The extent of utilization of the Company's properties varies among its plants and from time to time. Additional capacity acquired through business combinations, offset by restructuring efforts in prior years, has adjusted the Company's capacity to proper levels for anticipated needs. The Company's material manufacturing facilities remain capable of handling additional volume increases.


         ITEM 3.   Legal Proceedings.  None.


         ITEM 4. Submission of Matters to a Vote of Security Holders. Not applicable.


                                       PART II
                                       -------
        ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters. As of August 29, 1996, the approximate number of shareholders of record of the Company was 3,694 and the approximate number of beneficial owners was 35,403. The Company's common shares are traded on the New York Stock Exchange ("NYSE"). Set forth below is a quarterly summary of the high and low sales prices on the NYSE for the Company's common shares and dividends declared for the two most recent fiscal years (adjusted to reflect the 3-shares-for-2 stock split paid on June 2, 1995):

Fiscal Year            1st          2nd          3rd          4th     Full Year
-----------            ---          ---          ---          ---     ---------
1996    High      $ 41-1/2    $  38-3/8    $  39-3/4    $  44-1/8     $  44-1/8
        Low         35-3/8       30-7/8       31-7/8           37        30-7/8
        Dividends      .18          .18          .18          .18           .72

1995    High      $ 30-1/8    $  31-3/8    $  32-7/8    $  39-1/2     $  39-1/2
        Low             25       25-1/2       27-5/8       29-1/8            25
        Dividends     .167         .167         .167         .180          .667

        ITEM 6. Selected Financial Data. The information set forth on pages 42 and 43 of the Annual Report as specifically excerpted on page 13-33 of
Exhibit 13 hereto is incorporated herein by reference.

        ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The information set forth on pages 25, 26, 28, 30 and 32 of the Annual Report as specifically excerpted on pages 13-1 through 13-9 of Exhibit 13 hereto is incorporated herein by reference.

        ITEM 8. Financial Statements and Supplementary Data. The information set forth on pages 24, 27, 29, 31 and 33 through 41 of the Annual Report as specifically excerpted on pages 13-10 to 13-32 of Exhibit 13 hereto is incorporated herein by reference.

        ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. Not applicable.


                             PART III
                             --------
        ITEM 10. Directors and Executive Officers of the Registrant. Information required as to the Directors of the Company is contained on pages 1 to 3 of the Company's definitive Proxy Statement dated September 23, 1996 (the "Proxy Statement") under the caption "Election of Directors."
Information required with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the first paragraph on page 14 of the Proxy Statement under the Caption "Section 16(a) Beneficial Ownership Reporting Compliance." The foregoing information is incorporated herein by reference. Information as to the executive officers of the Company is included in Part I hereof.

        ITEM 11. Executive Compensation. The information set forth under the caption "Compensation of Directors" on page 4 of the Proxy Statement, under the caption "Executive Compensation" on pages 8 to 12 of the Proxy Statement and under the caption "Common Share Price Performance Graph" on page 12 of the Proxy Statement is incorporated herein by reference.

        ITEM 12. Security Ownership of Certain Beneficial Owners and Management. The information set forth under the caption ""Change in Control" Severance Agreements with Officers" on pages 11 and 12 of the Proxy Statement and under the caption "Principal Shareholders of the Corporation" on page 13 of the Proxy Statement is incorporated herein by reference.

        ITEM 13.  Certain Relationships and Related Transactions.
Not applicable.

                                  PART IV
                                  -------
     ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

           a.  The following are filed as part of this report:

               1.  Financial Statements and Schedules

                   The financial statements and schedule listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed or incorporated by reference as part of this Report.


               2. The exhibits listed in the accompanying Exhibit Index and required by Item 601 of Regulation S-K (numbered in accordance with Item 601 of Regulation S-K) are filed or incorporated by reference as part of this Report.

           b. The Registrant filed a Current Report on Form 8-K on June 19, 1996 for the purpose of filing certain exhibits to its Registration Statement on Form S-3 which was declared effective on May 2, 1996.

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


September 30, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

                  Signature and Title
                  -------------------
PATRICK S. PARKER, Chairman of the Board of Directors;
DUANE E. COLLINS, President, Chief Executive Officer and
Director; HAROLD C. GUERITEY, JR., Controller and
Principal Accounting Officer; JOHN G. BREEN, Director;
PAUL C. ELY, JR., Director; ALLEN H. FORD, Director;
FRANK A. LePAGE, Director; PETER W. LIKINS, Director;
ALLAN L. RAYFIELD, Director; PAUL G. SCHLOEMER,
Director; WOLFGANG R. SCHMITT, Director; STEPHANIE A.
STREETER, Director; DENNIS W. SULLIVAN, Director; and
MICHAEL A. TRESCHOW, Director.


                  Date:  September 30, 1996




     Michael J. Hiemstra
     Michael J. Hiemstra, Vice President - Finance and
     Administration, Principal Financial Officer and
     Attorney-in-Fact

                             PARKER-HANNIFIN CORPORATION
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                    Reference
                                                    ---------
                                                          Excerpt from Annual
                                          Form 10-K       Report as set forth
                                        Annual Report     in Exhibit 13
                                           (Page)               (Page)
                                        -------------     -------------------

Data incorporated by reference from the
  Annual Report as specifically excerpted
  in Exhibit 13 hereto:

Report of Independent Accountants            ---                 13-32

Consolidated Statement of Income for the
  years ended June 30, 1996, 1995 and 1994   ---                 13-10

Consolidated Balance Sheet at June 30, 1996
  and 1995                                   ---            13-12 and 13-13

Consolidated Statement of Cash Flows for
  the years ended June 30, 1996,
  1995 and 1994                              ---            13-14 and 13-15

Notes to Consolidated Financial Statements   ---            13-18 to 13-30

Consent and Report of Independent
  Accountants                                F-2                   ---

Schedule:

  II - Valuation and Qualifying Accounts     F-3                   ---


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

COOPERS                             Coopers & Lybrand L.L.P.
& LYBRAND
                                    a professional services firm



              CONSENT AND REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Parker Hannifin Corporation

Our report on the consolidated financial statements of Parker Hannifin Corporation has been incorporated by reference from page 24 of the 1996
Annual Report to Shareholders of Parker Hannifin Corporation, as specifically excerpted on page 13-32 of Exhibit 13 to this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

We consent to the incorporation by reference in the registration statement of Parker Hannifin Corporation on Form S-3 (File No. 333-2761) and Forms S-8 (File Nos. 33-53193, 33-43938 and 2-66732) of our report dated August 1, 1996 on our audits of the consolidated financial statements and financial statement schedule of Parker Hannifin Corporation as of June 30, 1996 and 1995, and for the years ended June 30, 1996, 1995, and 1994, which report is included in
Exhibit 13 of this Form 10-K.


                                           Coopers & Lybrand L.L.P.




Cleveland, Ohio
September 30, 1996



                                    F-2(

Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a limited liability association incorporated in Switzerland.

                         PARKER-HANNIFIN CORPORATION
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JUNE 30, 1994, 1995 and 1996
                            (Dollars in Thousands)



     Column A              Column B     Column C     Column D     Column E
     --------              --------     --------     --------     --------
                                       Additions
                          Balance at   Charged to      Other       Balance
                          Beginning    Costs and   (Deductions)/   At End
     Description          Of Period     Expenses   Additions (A)  Of Period
     -----------          ---------    ----------  -------------  ---------

Allowance for doubtful accounts:
--------------------------------
 Year ended June 30,1994   $ 4,146      $ 2,597      $ (2,012)   $ 4,731

 Year ended June 30,1995     4,731        2,411          (529)     6,613

 Year ended June 30,1996     6,613        2,158        (2,326)     6,445


   (A) Net balance of deductions due to uncollectible accounts charged off and additions due to acquisitions or recoveries.

                                 Exhibit Index
                                 -------------

Exhibit No.         Description of Exhibit
-----------         ----------------------

   (3)              Articles of Incorporation and By-Laws
  ------            -------------------------------------
  (3)(a)            Amended Articles of Incorporation.

  (3)(b)            Code of Regulations, as amended (A).


   (4)              Instruments Defining Rights of Security Holders:
  ------            ------------------------------------------------
  (4)(a)            Rights Agreement, dated February 10, 1987, between the
                    Registrant and Society National Bank (as successor to
                    Ameritrust Company National Association) (A).

                    The Registrant is a party to other instruments, copies of which will be furnished to the Commission upon request, defining the rights of holders of its long-term debt identified in Note 7 of the Notes to Consolidated Financial Statements appearing on page 37 in the Annual Report as specifically excerpted on pages 13-23 and 13-24 of
                    Exhibit 13 hereto, which Note is incorporated herein by reference.


   (10)             Material Contracts:
  -------           -------------------
  (10)(a)           Form of Change in Control Severance Agreement entered into by the Registrant and certain executive officers, dated as of August 15, 1996.*

  (10)(b) Parker-Hannifin Corporation Change in Control Severance Plan, as amended as of August 15, 1996.*

  (10)(c) Form of Indemnification Agreement entered into by the Registrant and its directors and certain executive officers (B).

  (10)(d)           Executive Liability and Indemnification Insurance
                    Policy (C).

  (10)(e) Parker-Hannifin Corporation Supplemental Executive Retirement Benefits Program (August 15, 1996 Restatement).*

  (10)(f) Parker-Hannifin Corporation 1987 Employees Stock Option Plan, as amended as of August 15, 1996.*

  (10)(g) Parker-Hannifin Corporation 1990 Employees Stock Option Plan, as amended as of October 28, 1993 and August 15, 1996.*

  (10)(h) Parker-Hannifin Corporation 1993 Stock Incentive Program, as amended as of August 15, 1996.*

  (10)(i) Parker-Hannifin Corporation 1996 Target Incentive Bonus Plan Description (D).*

Exhibit No.         Description of Exhibit
-----------         ----------------------

  (10)(j) Parker-Hannifin Corporation 1997 Target Incentive Bonus Plan Description.*

  (10)(k) Parker-Hannifin Corporation 1994-95-96 Long Term Incentive Plan Description, as amended as of August 17, 1995 (E).*

  (10)(l) Parker-Hannifin Corporation 1995-96-97 Long Term Incentive Plan Description, as amended as of August 17, 1995 and August 15, 1996.*

  (10)(m) Parker-Hannifin Corporation 1996-97-98 Long Term Incentive Plan Description, as amended as of August 15, 1996.*

  (10)(n) Parker-Hannifin Corporation 1997-98-99 Long Term Incentive Plan Description.*

  (10)(o) Parker-Hannifin Corporation Savings Restoration Plan, as amended as of August 17, 1995 and August 15, 1996.*

  (10)(p) Parker-Hannifin Corporation Pension Restoration Plan, as amended as of August 17, 1995 and August 15, 1996.*

  (10)(q) Parker-Hannifin Corporation Executive Deferral Plan, as amended as of August 17, 1995 and August 15, 1996.*

  (10)(r)           Parker-Hannifin Corporation Volume Incentive Plan.*

  (10)(s) Parker-Hannifin Corporation Non-Employee Directors' Stock Plan, as amended as of August 17, 1995 and August 15, 1996.*

  (10)(t)           Parker-Hannifin Corporation Non-Employee Directors Stock
                    Option Plan.*

  (10)(u) Parker-Hannifin Corporation Deferred Compensation Plan for Directors, as amended as of August 15, 1996.*

   (11)             Computation of Common Shares Outstanding and Earnings Per
                    Share.

   (13) Excerpts from Annual Report to Shareholders for the fiscal year ended June 30, 1996 which are incorporated herein by reference thereto.

   (21)             List of subsidiaries of the Registrant.

   (24) Consents of Experts (contained in Consent and Report of Independent Accountants appearing on Page F-2 of this Form 10-K).

Exhibit No.         Description of Exhibit
-----------         ----------------------

   (25)             Power of Attorney

   (27)             Financial Data Schedule


*Management contracts or compensatory plans or arrangements.

------------

   (A) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-8 (No. 33-53193) filed with the Commission on April 20, 1994.

   (B) Incorporated by reference to Exhibit 10(f) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1994.

   (C) Incorporated by reference to Exhibit 10(g) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1994.

   (D) Incorporated by reference to Exhibit 10(l) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1995.

   (E) Incorporated by reference to Exhibit 10(n) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1995.


Shareholders may request a copy of any of the exhibits to this Annual Report on Form 10-K by writing to the Secretary, Parker-Hannifin Corporation, 17325 Euclid Avenue, Cleveland, Ohio 44112.