Form 10-Q
period 1996-09-30
PARKER HANNIFIN CORP
filed 1996-11-14
CIK 76334

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q



[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                              OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

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


                  Yes  X .         No.


Number of Common Shares outstanding at September 30, 1996   74,318,378

                      PARKER-HANNIFIN CORPORATION

                                  INDEX

                                                                  Page Nos.

PART I - FINANCIAL INFORMATION

            Item 1.     Financial Statements

                        Consolidated Statement of Income -
                        Three Months Ended September 30, 1996
                        and 1995                                        3

                        Consolidated Balance Sheet -
                        September 30, 1996 and June 30, 1996            4

                        Consolidated Statement of Cash Flows -
                        Three Months Ended September 30, 1996
                        and 1995                                        5

                        Business Segment Information by Industry -
                        Three Months Ended September 30, 1996
                        and 1995                                        6

                        Notes to Consolidated Financial Statements      7

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations                                  8-9



PART II - OTHER INFORMATION

            Item 4.     Submission of Matters to a                      10
                        Vote of Security Holders

            Item 6.     Exhibits and Reports on Form 8-K                11

            EXHIBIT 11*   - Computation of Earnings per Common Share    13

            EXHIBIT 27*   - Financial Data Schedule                     14


*Numbered in accordance with Item 601 of Regulation S-K.

                        PART I - FINANCIAL INFORMATION

                          PARKER-HANNIFIN CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                    Three Months Ended
                                        September 30,
                                        1996       1995
                                   _________  _________
Net sales                          $ 959,328  $ 839,054
Cost of sales                        754,498    645,609
                                   _________  _________

Gross profit                         204,830    193,445
Selling, general and
    administrative expenses          114,444     97,719
                                   _________  _________

Income from operations                90,386     95,726
Other income (deductions):
   Interest expense                  (12,314)    (7,988)
   Interest and other income, net      1,780      3,333
                                   _________  _________
                                     (10,534)    (4,655)
                                   _________  _________
Income before income taxes            79,852     91,071
Income taxes                          28,747     33,696
                                   _________  _________
Net income                         $  51,105  $  57,375
                                   =========  =========

Earnings per share                 $     .69  $     .77

Cash dividends per common share    $     .18  $     .18

    See accompanying notes to consolidated financial statements.

                          PARKER-HANNIFIN CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)

                                                   September 30,      June 30,
                                                           1996          1996
                                                    ___________   ___________
                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                         $    67,123   $    63,953
  Accounts receivable, net                              520,649       538,645
  Inventories:
    Finished products                                   334,213       332,213
    Work in process                                     266,373       269,934
    Raw materials                                       109,003       105,078
                                                    ___________   ___________
                                                        709,589       707,225

  Prepaid expenses                                       15,177        16,031
  Deferred income taxes                                  79,848        76,270
                                                    ___________   ___________

      Total current assets                            1,392,386     1,402,124

Plant and equipment                                   2,090,510     2,048,293
  Less accumulated depreciation                       1,089,749     1,056,516
                                                    ___________   ___________
                                                      1,000,761       991,777

Other assets                                            504,230       493,223
                                                    ___________   ___________

      Total assets                                  $ 2,897,377   $ 2,887,124
                                                    ===========   ===========

LIABILITIES
Current liabilities:
  Notes payable                                     $   162,437   $   173,789
  Accounts payable, trade                               200,257       236,871
  Accrued liabilities                                   298,411       306,504
  Accrued domestic and foreign taxes                     75,913        49,718
                                                    ___________   ___________
      Total current liabilities                         737,018       766,882

Long-term debt                                          433,636       439,797
Pensions and other postretirement benefits              257,921       253,616
Deferred income taxes                                    26,401        24,683
Other liabilities                                        19,956        18,188
                                                    ___________   ___________
      Total liabilities                               1,474,932     1,503,166

SHAREHOLDERS' EQUITY
Serial preferred stock, $.50 par value;
   authorized 3,000,000 shares; none issued              --            --
Common stock, $.50 par value; authorized
   300,000,000 shares; issued 74,358,822 shares at
   September 30 and 74,291,917 shares at June 30         37,179        37,146
Additional capital                                      167,425       165,259
Retained earnings                                     1,198,549     1,160,828
Currency translation adjustment                          20,810        20,725
                                                    ___________   ___________
                                                      1,423,963     1,383,958
Less treasury shares, at cost:
  40,444 shares at September 30                          (1,518)       --
                                                    ___________   ___________
      Total shareholders' equity                      1,422,445     1,383,958
                                                    ___________   ___________
      Total liabilities and shareholders' equity    $ 2,897,377   $ 2,887,124
                                                    ===========   ===========

         See accompanying notes to consolidated financial statements.

                          PARKER-HANNIFIN CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                           1996        1995
                                                      _________   _________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $  51,105   $  57,375
  Adjustments to reconcile net income to
        net cash provided by operations:
     Depreciation                                        37,882      31,979
     Amortization                                         6,043       2,722
     Deferred income taxes                               (4,606)     (5,922)
     Foreign currency transaction loss (gain)                45        (291)
     Loss (gain) on sale of plant and equipment             263        (589)

  Changes in assets and liabilities:
      Accounts receivable                                18,426       9,195
      Inventories                                         4,466     (21,553)
      Prepaid expenses                                      875       1,071
      Other assets                                       (2,780)     (3,330)
      Accounts payable, trade                           (36,909)    (32,827)
      Accrued payrolls and other compensation           (18,245)    (19,741)
      Accrued domestic and foreign taxes                 26,201      28,409
      Other accrued liabilities                          12,349       4,503
      Pensions and other postretirement benefits          3,582      (7,738)
      Other liabilities                                   1,838      (1,102)
                                                      _________   _________
           Net cash provided by operating activities    100,535      42,161

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions (excluding cash of $68 in 1995)          (17,224)    (11,780)
  Capital expenditures                                  (42,962)    (44,683)
  Proceeds from sale of plant and equipment               1,288       4,323
  Other                                                  (3,187)     (5,670)
                                                      _________   _________
           Net cash used in investing activities        (62,085)    (57,810)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments from common share activity                    (3,197)       (144)
  (Payments) proceeds from notes payable, net           (14,400)     13,640
  Proceeds from long-term borrowings                        163         214
  Payments of long-term borrowings                       (3,952)     (1,355)
  Dividends                                             (13,384)    (13,329)
                                                      _________   _________
           Net cash used in financing activities        (34,770)       (974)

  Effect of exchange rate changes on cash                  (510)       (161)
                                                      _________   _________
  Net increase (decrease) in cash and
    cash equivalents                                      3,170     (16,784)

  Cash and cash equivalents at beginning of year         63,953      63,830
                                                      _________   _________
  Cash and cash equivalents at end of period          $  67,123   $  47,046
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

Results by Business Segment:
                                                Three Months Ended
                                                   September 30,
                                                  1996        1995
                                             _________   _________
Net sales, including intersegment sales
    Industrial:
        North America                        $ 503,750   $ 474,073
        International                          259,760     229,763
    Aerospace                                  195,936     135,331
    Intersegment sales                            (118)       (113)
                                             _________   _________
Total                                        $ 959,328   $ 839,054
                                             =========   =========

Income from operations before corporate
  general and administrative expenses
    Industrial:
        North America                        $  68,603   $  66,562
        International                           12,929      22,184
    Aerospace                                   20,924      18,379
                                             _________   _________
Total                                          102,456     107,125

Corporate general and administrative
  expenses                                      12,070      11,399
                                             _________   _________
Income from operations                       $  90,386   $  95,726
                                             =========   =========


         See accompanying notes to consolidated financial statements.

                          PARKER-HANNIFIN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Dollars in thousands, except per share amounts
                           _______________________


1.  Management Representation

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three months ended September 30, 1996 and 1995 and cash flows for the three months then ended.


2.  Earnings per share

    Primary earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share are not presented because such dilution is not material.


3.  Acquisitions

    On September 5, 1996 the Company purchased the assets of the industrial hydraulic product line of Hydraulik-Ring AG, of Nurtingen, Germany, for approximately $17 million cash. Annual sales for this operation for the most recent year prior to acquisition were approximately $31 million. This acquisition was accounted for by the purchase method.

                          PARKER-HANNIFIN CORPORATION

                                   FORM 10-Q
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 1995


CONSOLIDATED STATEMENT OF INCOME

Net sales for the first quarter of fiscal 1997 increased 14.3 percent to $959.3 million from $839.1 million for the first quarter of fiscal 1996. Without the effect of acquisitions made within the past twelve months the increase would have been 4.1 percent.

Income from operations decreased 5.6 percent to $90.4 million. As a percent of sales the current-quarter operating income decreased to 9.4 percent from 11.4 percent the prior-year quarter. Cost of sales, as a percent of sales, increased to 78.6 percent from 76.9 percent. These results reflect the weakness experienced in the heavy-duty truck manufacturing, semiconductor fabrication and European industrial markets, which resulted in a mix of shipments producing lower margins. Selling, general and administrative expenses, as a percent of sales, increased to 11.9 percent from 11.6 percent due to recent acquisitions with higher costs and costs associated with the Company's emphasis to provide a global presence of the sales force.

Interest expense for the current-year quarter increased $4.3 million due to the increased borrowings incurred to complete recent acquisitions.

Net Income for the quarter decreased 10.9 percent to $51.1 million and decreased to 5.3 percent of sales compared to 6.8 percent the prior-year quarter.

Backlog increased to $1.4 billion at September 30, 1996 compared to $1.0 billion the prior year and $1.3 billion at June 30, 1996. The increase from the prior year was primarily due to acquisitions.


RESULTS BY BUSINESS SEGMENT

INDUSTRIAL - Net sales of the Industrial Segment increased 8.5 percent to $763.5 million compared to $703.8 million the prior year. Industrial North America sales increased 6.3 percent while Industrial International sales increased 13.1 percent. Without the effect of acquisitions, North American sales would have increased 4.8 percent and International sales would have remained relatively flat. Without the effects of currency rate changes International sales (with acquisitions) would have increased nearly 17 percent. Industrial North America experienced a changed mix of products with increases occurring in the instrumentation controls and refrigeration and air conditioning markets, partially offset by declines in the heavy-duty truck manufacturing and semiconductor fabrication markets.

Operating income for the Industrial Segment decreased 8.1 percent to $81.5 million. Industrial North America increased 3.1 percent while Industrial International decreased 41.7 percent. North American operating income, as a percent of sales, decreased to 13.6 percent from 14.0 percent as margins were affected by the changed mix of products sold. International operating income, as a percent of sales, decreased to 5.0 percent from 9.7 percent primarily due to the stagnant industrial economy in Europe, a changed product mix and lower margin returns from sales contributed by recent acquisitions.

Industrial Segment backlog increased 7.9 percent compared to a year ago, but decreased slightly since June 30, 1996. The increase from the prior year was primarily the result of acquisitions. Industrial North America results are expected to continue to grow moderately, but there is little indication that European results will improve before the second half of the fiscal year.

AEROSPACE - Net sales of the Aerospace Segment were up 44.8 percent for the quarter. Without the effect of the Abex acquisition the increase would have been 9.2 percent. This increase was primarily the result of higher volume in spare parts, repairs and overhaul and commercial OEM business.

Income from operations increased 13.8 percent year to year, but Income from operations as a percent of sales decreased to 10.7 percent from 13.6 percent. The decrease in margin was primarily the result of lower margins of the recently acquired Abex operations. The Company has announced plans to consolidate these operations to strive for more cost-effective manufacturing and administrative functions. The costs for this restructuring, part of the purchase accounting of the Abex acquisition, will not impact future earnings.

Backlog for the Aerospace Segment increased 48.7 percent compared to a year ago, primarily as a result of the Abex acquisition, and increased 3.1 percent since June 30, 1996. The Aerospace Segment is expected to continue to grow throughout the year, with margins remaining at current levels or improving as volume efficiencies are achieved.


BALANCE SHEET

Working capital increased to $655.4 million at September 30, 1996 from $635.2 million at June 30, 1996, with the ratio of current assets to current liabilities increasing slightly to 1.9 to 1. The increase was primarily due to decreases in Accounts payable, trade and Notes payable, partially offset by a decrease in Accounts receivable, net and an increase in Accrued domestic and foreign taxes.

Accounts receivable, net decreased $18.0 since June 30, 1996 as collections improved for both Industrial North America and Industrial International. Overall days sales outstanding improved during the quarter.

Inventories increased slightly for the quarter, but would have decreased without the addition of Inventories purchased through an acquisition. Months supply decreased slightly during the quarter.

Accounts payable, trade decreased $36.6 million since June 30, 1996 with the reduction occurring consistently throughout the operations.

Plant and equipment, net increased $9.0 million due to both acquisitions and capital expenditures. An $11.0 million increase in Other assets was primarily due to an increase in goodwill from acquisitions and an increase in deferred tax assets.

The debt to debt-equity ratio decreased to 29.5 percent at September 30, 1996 compared to 30.7 percent as of June 30, 1996.


STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $100.5 million in fiscal 1997 compared to $42.2 million for the three months ended September 30, 1995. The additional net cash provided was primarily the result of activity within the principal working capital items - Accounts receivable, Inventories, and Accounts payable, trade - which used cash of $14.0 million in fiscal 1997, compared to using cash of $45.2 million in fiscal 1996. In addition, cash was provided by an increase in Other accrued liabilities and increases in the Pensions and other postretirement benefits accrual and Other liabilities, which had used cash in the prior year.

Financing activities used net cash of $34.8 million in fiscal 1997 as opposed to $1.0 million for the three months ended September 30, 1995. Payments of Notes payable used cash of $14.4 million in fiscal 1997 compared to proceeds from Notes payable of $13.6 million in fiscal 1996.

                      PARKER-HANNIFIN CORPORATION

                      PART II - OTHER INFORMATION


            Item 4.   Submission of Matters to a Vote of Security Holders.

            (a) The Annual Meeting of the Shareholders of the Registrant was held on October 23, 1996.

            (b)   Not applicable.

            (c) (i) The Shareholders elected five directors to the three-year class whose term of office will expire in 1999 as follows:

                                          Votes For    Votes Withheld

                  Paul C. Ely, Jr.        67,677,888       453,600
                  Frank A. LePage         67,658,658       472,830
                  Peter W. Likins         67,690,629       440,859
                  Wolfgang R. Schmitt     67,674,243       457,245
                  Stephanie A. Streeter   67,633,814       477,674

                  No Shareholders abstained.

                (ii) The Shareholders approved the appointment of Coopers & Lybrand L.L.P. as auditors of the Corporation for the fiscal year ending June 30, 1997 as follows:

                  For                     67,799,223
                  Against                    136,618
                  Abstain                    195,646


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


                                           PARKER-HANNIFIN CORPORATION
                                                   (Registrant)

                                              Michael J. Hiemstra
                                              Michael J. Hiemstra
                                          Vice President - Finance and
                                          Administration and Chief
                                          Financial Officer



Date:  November 14, 1996

                               EXHIBIT INDEX


                                                               Sequential
Exhibit No.               Description of Exhibit                  Page


    11                    Computation of Earnings
                          Per Common Share                         13

    27                    Financial Data Schedule                  14