Form 10-Q
period 1996-12-31
PARKER HANNIFIN CORP
filed 1997-02-13
CIK 76334

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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


                      Yes  X .        No    .


Number of Common Shares outstanding at December 31, 1996      74,410,445

                   PARKER-HANNIFIN CORPORATION

                              INDEX

                                                                     Page No.

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Statement of Income - Three
                 Months and Six Months Ended December 31,
                 1996 and 1995                                         3

                 Consolidated Balance Sheet -
                 December 31, 1996 and June 30, 1996                   4

                 Consolidated Statement of Cash Flows -
                 Six Months Ended December 31, 1996
                 and 1995                                              5

                 Business Segment Information by Industry -
                 Three Months and Six Months Ended
                 December 31, 1996 and 1995                            6

                 Notes to Consolidated Financial Statements            7

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                         8-10



PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                      11

         EXHIBIT 11*  - Computation of Earnings per Common Share       13

         EXHIBIT 27*  - Financial Data Schedule                        14





*Numbered in accordance with Item 601 of Regulation S-K.

                            PART I - FINANCIAL INFORMATION

                              PARKER-HANNIFIN CORPORATION
                           CONSOLIDATED STATEMENT OF INCOME
                   (Dollars in  thousands, except per share amounts)
                                      (Unaudited)


                                      Three Months Ended          Six Months Ended
                                           December 31,              December 31,
                                    _____________________   _________________________
                                         1996        1995          1996          1995
                                    _________   _________   ___________   ___________
Net sales                           $ 969,587   $ 824,376   $ 1,928,915   $ 1,663,430
Cost of sales                         761,323     641,481     1,515,821     1,287,090
                                    _________   _________   ___________   ___________
Gross profit                          208,264     182,895       413,094       376,340

Selling, general and
   administrative expenses            119,543     101,189       233,987       198,908
                                    _________   _________   ___________   ___________
Income from operations                 88,721      81,706       179,107       177,432

Other income (deductions):
   Interest expense                   (11,942)     (7,241)      (24,256)      (15,229)
   Interest and other income, net       5,351       2,355         7,131         5,688
                                    _________   _________   ___________   ___________
                                       (6,591)     (4,886)      (17,125)       (9,541)
                                    _________   _________   ___________   ___________
Income before income taxes             82,130      76,820       161,982       167,891
Income taxes                           29,566      28,424        58,313        62,120
                                    _________   _________   ___________   ___________
Net income                          $  52,564   $  48,396   $   103,669   $   105,771
                                    =========   =========   ===========   ===========

Earnings per share                  $     .70   $     .66   $      1.39   $      1.43

Cash dividends per common share     $     .18   $     .18   $       .36   $       .36


             See accompanying notes to consolidated financial statements.

                          PARKER-HANNIFIN CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)
                                 (Unaudited)


                                                   December 31,      June 30,
                                                           1996          1996
ASSETS
Current assets:
  Cash and cash equivalents                         $    42,732   $    63,953
  Accounts receivable, net                              526,867       538,645
  Inventories:
    Finished products                                   343,797       332,213
    Work in process                                     263,904       269,934
    Raw materials                                       107,143       105,078
                                                    ___________   ___________
                                                        714,844       707,225

  Prepaid expenses                                       14,176        16,031
  Deferred income taxes                                  83,974        76,270
                                                    ___________   ___________
      Total current assets                            1,382,593     1,402,124

Plant and equipment                                   2,112,068     2,048,293
  Less accumulated depreciation                       1,119,619     1,056,516
                                                    ___________   ___________
                                                        992,449       991,777
Excess cost of investments over
   net assets acquired                                  312,819       320,152
Investments and other assets                            199,761       173,071
                                                    ___________   ___________
      Total assets                                  $ 2,887,622   $ 2,887,124
                                                    ===========   ===========

LIABILITIES
Current liabilities:
  Notes payable                                     $   145,811   $   173,789
  Accounts payable, trade                               192,351       236,871
  Accrued liabilities                                   309,012       306,504
  Accrued domestic and foreign taxes                     44,185        49,718
                                                    ___________   ___________
      Total current liabilities                         691,359       766,882

Long-term debt                                          429,534       439,797
Pensions and other postretirement benefits              258,323       253,616
Deferred income taxes                                    25,558        24,683
Other liabilities                                        21,524        18,188
                                                    ___________   ___________
      Total liabilities                               1,426,298     1,503,166

SHAREHOLDERS' EQUITY
Serial preferred stock, $.50 par value;
   authorized 3,000,000 shares; none issued                --            --
Common stock, $.50 par value; authorized
   300,000,000 shares; issued 74,410,445 shares at
   December 31 and 74,291,917 shares at June 30          37,205        37,146
Additional capital                                      166,680       165,259
Retained earnings                                     1,237,731     1,160,828
Currency translation adjustment                          19,708        20,725
                                                    ___________   ___________
      Total shareholders' equity                      1,461,324     1,383,958
                                                    ___________   ___________
      Total liabilities and shareholders' equity    $ 2,887,622   $ 2,887,124
                                                    ===========   ===========

         See accompanying notes to consolidated financial statements.

                          PARKER-HANNIFIN CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)


                                                           Six Months Ended
                                                               December 31,
                                                        _____________________
                                                             1996        1995
                                                        _________   _________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $ 103,669   $ 105,771
  Adjustments to reconcile net income to net cash
        provided by operations:
     Depreciation                                          75,807      63,969
     Amortization                                          12,195       4,731
     Deferred income taxes                                (10,401)     (8,615)
     Foreign currency transaction loss                        918         751
     Gain on sale of plant and equipment                  (10,877)        (33)
  Changes in assets and liabilities:
      Accounts receivable                                  34,538      37,897
      Inventories                                             589     (28,384)
      Prepaid expenses                                      2,314       1,094
      Other assets                                         (8,784)     (7,292)
      Accounts payable, trade                             (45,762)    (41,819)
      Accrued liabilities                                  (2,597)    (15,213)
      Accrued domestic and foreign taxes                   (5,308)      2,894
      Pensions and other postretirement benefits            5,820      (5,489)
      Other liabilities                                     3,412         479
                                                        _________   _________
           Net cash provided by operating activities      155,533     110,741

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions (excluding cash of $697 in 1996
    and $68 in 1995)                                      (17,926)    (13,030)
  Capital expenditures                                    (83,051)   (100,625)
  Proceeds from sale of plant and equipment                 8,419       7,649
  Other                                                   (14,566)     (3,468)
                                                        _________   _________
           Net cash used in investing activities         (107,124)   (109,474)

CASH FLOWS FROM FINANCING ACTIVITIES
  (Payments) proceeds from common share activity           (2,618)         28
  (Payments) proceeds from notes payable, net             (27,827)     39,766
  Proceeds from long-term borrowings                          171       1,016
  Payments of long-term borrowings                        (11,532)     (5,011)
  Dividends                                               (26,766)    (26,677)
                                                        _________   _________
           Net cash (used in) provided by
             financing activities                         (68,572)      9,122

  Effect of exchange rate changes on cash                  (1,058)       (442)
                                                        _________   _________
  Net (decrease) increase in cash and
    cash equivalents                                      (21,221)      9,947

  Cash and cash equivalents at beginning of year           63,953      63,830
                                                        _________   _________
  Cash and cash equivalents at end of period            $  42,732   $  73,777
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



Results by Business Segment:
                                                Three Months Ended           Six Months Ended
                                                    December 31,                December 31,
                                             _____________________     _________________________
                                                  1996        1995           1996           1995
                                             _________   _________     ___________   ___________
Net sales, including intersegment sales
    Industrial:
        North America                        $ 498,975   $ 462,576     $ 1,002,725   $   936,649
        International                          264,603     227,405         524,363       457,168
    Aerospace                                  206,257     134,563         402,193       269,894
    Intersegment sales                            (248)       (168)           (366)         (281)
                                             _________   _________     ___________   ___________
Total                                        $ 969,587   $ 824,376     $ 1,928,915   $ 1,663,430
                                             =========   =========     ===========   ===========

Income from operations before corporate
  general and administrative expenses
    Industrial:
        North America                        $  66,422   $  59,848     $   135,025   $   126,410
        International                            9,190      16,549          22,119        38,733
    Aerospace                                   25,315      17,073          46,239        35,452
                                             _________   _________     ___________   ___________
Total                                          100,927      93,470         203,383       200,595

Corporate general and administrative
  expenses                                      12,206      11,764          24,276        23,163
                                             _________   _________     ___________   ___________
Income from operations                       $  88,721   $  81,706     $   179,107   $   177,432
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

                         PARKER-HANNIFIN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Dollars in thousands, except per share amounts
                           _______________________


1.  Management Representation

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments
    (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1996, the results of operations for the three and six months ended December 31, 1996 and 1995 and cash flows for the six months then ended.


2.  Earnings per share

    Primary earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share are not presented because such dilution is not material.

    The Board of Directors has reaffirmed the repurchase, from time to time, of up to 2.8 million shares of the Company's common stock on the open market, at prevailing prices. The repurchase will be funded from operating cash flows and the shares will initially be held as treasury stock. The Company purchased 102,000 shares of its common stock at an average price of $37.48 during the three-month period ended September 30, 1996. No further purchases occurred during the three-month period ended December 31, 1996.


3.  Acquisitions

    On February 3, 1997, following receipt of Mexican government approval, the Company purchased Hydroflex S.A. de C.V, a leading Mexican manufacturer of hydraulic hose, fittings and adapters located in Toluca, Mexico for approximately $9.2 million cash. Annual sales for this operation for the most recent year prior to acquisition were approximately $11 million.

    On September 5, 1996 the Company purchased the assets of the industrial hydraulic product line of Hydraulik-Ring AG, of Nurtingen, Germany, for approximately $17 million cash. Annual sales for this operation for the most recent year prior to acquisition were approximately $31 million.

    Both acquisitions are being accounted for by the purchase method.


4.  Contingencies

    In November 1996 a jury verdict was rendered against the Company in connection with the termination of ASI Marine Industrial as a Company distributor. The verdict against the Company included $1.6 million in compensatory damages and $6.0 million in punitive damages. The Company intends to seek a new trial on all issues and believes that substantial grounds exist for the punitive damages, at a minimum, to be reversed on appeal. In the opinion of management, the ultimate liability with respect to this litigation, will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

                      PARKER-HANNIFIN CORPORATION

                               FORM 10-Q
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996
            AND COMPARABLE PERIODS ENDED DECEMBER 31, 1995



CONSOLIDATED STATEMENT OF INCOME

Net sales increased 17.6 percent for the second quarter and 16.0 percent for the six-month period ended December 31, 1996. Without the effect of acquisitions the increases would have been 5.7 percent and 5.0 percent, respectively. Revenue growth is occurring in all segments of the business, with the Aerospace operations achieving significant gains.

Income from operations was $88.7 million for the current second quarter and $179.1 million for the current six months, an increase of 8.6 percent for the quarter and .9 percent for the six months. As a percent of sales, Income from operations decreased to 9.2 percent from 9.9 percent for the quarter and 9.3 percent from 10.7 percent for the six months. Cost of sales as a percent of sales increased to 78.5 percent from 77.8 percent for the quarter and 78.6 percent from 77.4 percent for the six-month period. The decline in gross profit is partially due to lower margins achieved by newly acquired operations, but is also the result of lower volume, and therefore lower absorption of fixed costs, within certain businesses in Europe. Selling, general and administrative expenses, as a percent of sales, remained steady for both the three and six month periods.

Interest expense increased $4.7 million for the quarter and $9.0 million for the six months ended December 31, 1996, compared to the same periods ended December 31, 1995, due to the increased borrowings incurred to complete recent acquisitions.

Interest and other income for the quarter ended December 31, 1996 includes $17.1 million income from the sale of real estate in California. This income was substantially offset by $13.3 million accrued for exit costs and charges for impaired assets related to the relocation of the corporate headquarters.

Net income increased 8.6 percent for the quarter, but decreased 2.0 percent for the half, as compared to the prior year. As a percent of sales, Net income decreased to 5.4 percent from 5.9 percent for the quarter and to 5.4 percent from 6.4 percent for the six months.

Backlog increased to $1.4 billion at December 31, 1996 as compared to $1.0 billion the prior year and $1.3 billion at June 30, 1996. A majority of the increase in backlog over the prior year was due to acquisitions, while the remaining increase was the result of growth within the Aerospace Segment.


BUSINESS SEGMENT INFORMATION BY INDUSTRY

INDUSTRIAL - The Industrial Segment operations achieved the following Net sales increases in the current year when compared to the equivalent prior-year period:

                                      Period ending December 31,
                                      __________________________
                                     Three Months      Six Months
                                     ____________      __________
     Industrial North America             7.9 %            7.1 %
     Industrial International            16.4 %           14.7 %
     Total Industrial                    10.7 %            9.6 %

Without the effect of currency-rate changes, International sales would have increased over 20 percent for the quarter and 18 percent for the six months. Without the effect of acquisitions completed within the past 12 months, the fluctuations in Net sales would have been:

                                      Period ending December 31,
                                      _________________________
                                     Three Months      Six Months
                                     ____________      __________
     Industrial North America            6.1  %           5.1  %
     Industrial International           (1.3) %          (0.6) %
     Total Industrial                    3.7  %           3.2  %

Operating income for the Industrial Segment was down 1.0 percent for the quarter and 4.8 percent for the six months. Industrial North American Operating income increased 11.0 percent for the quarter and 6.8 percent for the six months while Industrial International results decreased 44.5 percent for the quarter and 42.9 percent for the six months. Without the effect of acquisitions the total Industrial Segment Operating income would have remained relatively flat for the quarter and would have decreased 4.2 percent for the six months. As a percent of sales, Industrial North American Operating income increased to 13.3 percent from
12.9 percent for the quarter and remained at 13.5 percent for the six months. Industrial International Operating income decreased to 3.5 percent from 7.3 percent for the quarter, and 4.2 percent from 8.5 percent for the six months.

On balance, North American Industrial markets remain healthy. Demand for products from industries such as factory automation, agricultural and construction equipment, and for electromagnetic interference-prevention products offset slowness in sales of components to large-truck and semiconductor manufacturers. International earnings were affected by continued weak demand in Europe, resulting in lower capacity utilization and reduced operating margins. The International operations experienced lower-than-anticipated results from several European operations, including VOAC, an acquisition within the industrial hydraulics business. VOAC was faced with a sharp decline in demand for some of its products, due to recessionary conditions in the forest and pulp and paper industries. Sales volume within the Asia Pacific and Latin American operations remains encouraging.

Total Industrial Segment backlog increased 9.7 percent compared to December 31, 1995 and 5.5 percent since June 30, 1996. The increase from the prior year is primarily the result of acquisitions, while the growth since June 30 is internal to the North American operations.

Management expects continuing favorable economic conditions in North America and Asia Pacific, a gradual recovery in Europe and a continuation of recent improvement in selective countries in Latin America during the second half of the fiscal year.

AEROSPACE - Aerospace Segment Net sales were up 53.3 percent for the quarter and 49.0 percent for the six months. Without the effect of the Abex acquisition the increases would have been 16.0 percent and 12.6 percent, respectively. The spares, repair and overhaul business and commercial original equipment manufacturer market continue to contribute to increased growth and profitability within Aerospace.

Operating income for the Aerospace Segment increased 48.3 percent for the quarter and 30.4 percent for the six-month period. As a percent of sales Operating income declined to 12.3 percent from 12.7 percent for the quarter and to 11.5 percent from 13.1 percent for the six-month period. The decrease in margins was primarily the result of lower margins contributed by the Abex acquisition. Plans have been announced to consolidate these operations to strive for more cost-effective manufacturing and administrative functions.

The Aerospace markets are expected to continue to grow through the second half of the fiscal year. Backlog for the Aerospace Segment increased 56.3 percent from December 31, 1995, primarily as a result of the Abex acquisition, and increased 4.1 percent since June 30, 1996.

CONSOLIDATED BALANCE SHEET

Working capital increased to $691.2 million at December 31, 1996 from $635.2 million at June 30, 1996 with the ratio of current assets to current liabilities increasing slightly to 2.0 to 1. The increase was primarily due to decreases in Accounts payable, trade and Notes payable, partially offset by decreases in Cash and Accounts receivable, net.

Accounts receivable were lower on December 31, 1996 than on June 30, 1996 primarily due to the lower level of sales in the month of December as a result of the holidays. The December 31, 1996 Accounts receivable balance also includes a noncash receivable of $21.5 million related to a transaction the Company entered into in December 1996 to sell real estate in California. The proceeds from the sale will be used in a Section 1031 tax-free exchange for the new corporate headquarters.

Accounts payable, trade decreased $44.5 million since June 30, 1996 with the reduction occurring consistently throughout the operations. A portion of the decrease was the result of lower production in the month of December.

The debt to debt-equity ratio decreased to 28.2 percent at December 31, 1996 from 30.7 percent at June 30, 1996 as a result of decreases in both Notes payable and Long-term debt.


CONSOLIDATED STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $155.5 million for the six months ended December 31, 1996, as compared to $110.7 million for the same six months in 1995. Net income for fiscal 1997 included noncash Depreciation and Amortization expenses of $88.0 million as compared to $68.7 million in fiscal 1996. Net income for fiscal 1997 also included a net gain on sale of plant and equipment of $10.9 million compared to a gain of less than $.1 million in fiscal 1996.

The principal working capital items - Accounts receivable, Inventories, and Accounts payable, trade - used cash of $10.6 million in fiscal 1997 compared to $32.3 million in fiscal 1996. An increase in Other accrued liabilities provided cash of $18.1 million in fiscal 1997 as compared to $5.7 in fiscal 1996. Pensions and other postretirement benefits provided cash of $5.8 million in fiscal 1997 compared to using cash of $5.4 million in the same period for fiscal 1996.

Net cash used in investing activities was relatively the same for the six months ended December 31, 1996 and 1995. Capital expenditures were $17.6 million lower in fiscal 1997, but this decrease was partially offset by an increase in cash used for Other investing activities. This increase is due to cash placed in an escrow account pending Mexican government approval of an acquisition.

Financing activities used cash of $68.6 million for the six months ended December 31, 1996 compared to providing cash of $9.1 million for the same period in 1995. Payments of Notes payable were $27.8 million in fiscal 1997 while proceeds from Notes payable were $39.8 million in fiscal 1996.

                   PARKER-HANNIFIN CORPORATION

                   PART II - OTHER INFORMATION



         Item 6. Exhibits and Reports on Form 8-K.

         (a) The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K:

         Exhibit 11 - Statement regarding computation of per share earnings.

         Exhibit 27 - Financial Data Schedule


         (b) The Registrant filed a report on Form 8-K on February 4, 1997, as amended February 5, 1997, with respect to the declaration by the Board of Directors of a dividend of rights under a Shareholder Protection Rights Agreement.






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



Date:  February 13, 1997

                          EXHIBIT INDEX


                                                     Sequential
 Exhibit No.          Description of Exhibit             Page


     11             Computation of Earnings
                    Per Common Share                      13

     27             Financial Data Schedule               14