Form 10-Q
period 1997-03-31
PARKER HANNIFIN CORP
filed 1997-05-14
CIK 76334

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                 OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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


                       Yes  X .            No    .

Number of Common Shares outstanding at March 31, 1997      74,462,462

                        PARKER-HANNIFIN CORPORATION

                                  INDEX

                                                                Page No.

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statement of Income -
                  Three Months and Nine Months Ended
                  March 31, 1997 and 1996                           3

                  Consolidated Balance Sheet -
                  March 31, 1997 and June 30, 1996                  4

                  Consolidated Statement of Cash Flows -
                  Nine Months Ended March 31, 1997
                  and 1996                                          5

                  Business Segment Information by Industry -
                  Three Months and Nine Months Ended
                  March 31, 1997 and 1996                           6

                  Notes to Consolidated Financial Statements        7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                    8-10



PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                  11

         EXHIBIT 11* - Computation of Earnings per Common Share     13

         EXHIBIT 27* - Financial Data Schedule                      14





*Numbered in accordance with Item 601 of Regulation S-K.

                            PART I - FINANCIAL INFORMATION

                              PARKER-HANNIFIN CORPORATION
                           CONSOLIDATED STATEMENT OF INCOME
                   (Dollars in  thousands, except per share amounts)
                                      (Unaudited)

                                       Three Months Ended          Nine Months Ended
                                             March 31,                   March 31,
                                   _______________________   _________________________
                                       1997        1996          1997          1996
                                   ___________   _________   ___________   ___________
Net sales                          $ 1,047,100   $ 931,356   $ 2,976,015   $ 2,594,786
Cost of sales                          800,578     707,927     2,316,399     1,995,017
                                   ___________   _________   ___________   ___________

Gross profit                           246,522     223,429       659,616       599,769
Selling, general and
   administrative expenses             115,747     106,504       349,734       305,412
                                   ___________   _________   ___________   ___________
Income from operations                 130,775     116,925       309,882       294,357

Other income (deductions):
   Interest expense                    (11,819)     (8,359)      (36,075)      (23,588)
   Interest and other income, net          664       1,161         7,795         6,849
                                   ___________   _________   ___________   ___________
                                       (11,155)     (7,198)      (28,280)      (16,739)
                                   ___________   _________   ___________   ___________
Income before income taxes             119,620     109,727       281,602       277,618
Income taxes                            41,656      40,599        99,969       102,719
                                   ___________   _________   ___________   ___________
Net income                         $    77,964   $  69,128   $   181,633   $   174,899
                                   ===========   =========   ===========   ===========

Earnings per share                 $      1.05   $     .93   $      2.44   $      2.36
                                   ===========   =========   ===========   ===========

Cash dividends per common share    $       .20   $     .18   $       .56   $       .54
                                   ===========   =========   ===========   ===========

             See accompanying notes to consolidated financial statements.

                         PARKER-HANNIFIN CORPORATION
                          CONSOLIDATED BALANCE SHEET
                           (Dollars in thousands)
                                 (Unaudited)

                                                      March 31,      June 30,
                                                         1997          1996
                                                    ___________   ___________
ASSETS
Current assets:
  Cash and cash equivalents                         $    45,946   $    63,953
  Accounts receivable, net                              597,217       538,645
  Inventories:
    Finished products                                   322,739       332,213
    Work in process                                     268,435       269,934
    Raw materials                                       105,070       105,078
                                                    ___________   ___________
                                                        696,244       707,225

  Prepaid expenses                                       14,539        16,031
  Deferred income taxes                                  90,147        76,270
                                                    ___________   ___________
      Total current assets                            1,444,093     1,402,124

Plant and equipment                                   2,111,547     2,048,293
  Less accumulated depreciation                       1,130,840     1,056,516
                                                    ___________   ___________
                                                        980,707       991,777

Excess cost of investments over net assets acquired     292,908       320,152
Investments and other assets                            189,089       173,071
                                                    ___________   ___________
      Total assets                                  $ 2,906,797   $ 2,887,124
                                                    ===========   ===========

LIABILITIES
Current liabilities:
  Notes payable                                     $   124,190   $   173,789
  Accounts payable, trade                               197,999       236,871
  Accrued liabilities                                   328,856       306,504
  Accrued domestic and foreign taxes                     47,983        49,718
                                                    ___________   ___________
      Total current liabilities                         699,028       766,882

Long-term debt                                          421,677       439,797
Pensions and other postretirement benefits              249,867       253,616
Deferred income taxes                                    25,343        24,683
Other liabilities                                        21,998        18,188
                                                    ___________   ___________
      Total liabilities                               1,417,913     1,503,166

SHAREHOLDERS' EQUITY
Serial preferred stock, $.50 par value;
   authorized 3,000,000 shares; none issued               --            --
Common stock, $.50 par value; authorized
   300,000,000 shares; issued 74,520,076 shares at
   March 31 and 74,291,917 shares at June 30             37,260        37,146
Additional capital                                      168,681       165,259
Retained earnings                                     1,300,798     1,160,828
Currency translation adjustment                         (15,261)       20,725
                                                    ___________   ___________
                                                      1,491,478     1,383,958
Less treasury shares, at cost:
  57,614 shares at March 31                              (2,594)        --
                                                    ___________   ___________
      Total shareholders' equity                      1,488,884     1,383,958
                                                    ___________   ___________
      Total liabilities and shareholders' equity    $ 2,906,797   $ 2,887,124
                                                    ===========   ===========

         See accompanying notes to consolidated financial statements.

                         PARKER-HANNIFIN CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)

                                                         Nine Months Ended
                                                              March 31,
                                                        _____________________
                                                           1997        1996
                                                        _________   _________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $ 181,633   $ 174,899
  Adjustments to reconcile net income to net cash
        provided by operations:
     Depreciation                                         113,374      94,769
     Amortization                                          18,151       8,210
     Deferred income taxes                                (11,730)     (8,822)
     Foreign currency transaction loss                      1,323         780
     (Gain) loss on sale of plant and equipment           (10,405)        750

  Changes in assets and liabilities, net of effects
          from acquisitions:
      Accounts receivable                                 (46,305)     (8,321)
      Inventories                                           6,483     (17,634)
      Prepaid expenses                                      1,514       1,385
      Other assets                                         (9,003)     (9,136)
      Accounts payable, trade                             (37,917)    (39,952)
      Accrued liabilities                                  30,051      (1,932)
      Accrued domestic and foreign taxes                      201      11,043
      Pensions and other postretirement benefits            1,720      (1,789)
      Other liabilities                                     3,563       5,190
                                                        _________   _________
           Net cash provided by operating activities      242,653     209,440

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions (excluding cash of $917 in 1997
     and $19,437 in 1996)                                 (27,424)   (166,975)
  Capital expenditures                                   (124,524)   (147,236)
  Proceeds from sale of plant and equipment                 9,417       8,386
  Other                                                    (7,620)     (3,193)
                                                        _________   _________
           Net cash used in investing activities         (150,151)   (309,018)

CASH FLOWS FROM FINANCING ACTIVITIES
  (Payments) proceeds from common share activity           (3,156)      1,025
  (Payments) proceeds from notes payable, net             (41,460)     78,156
  Proceeds from long-term borrowings                        1,994      67,013
  Payments of long-term borrowings                        (23,817)     (5,252)
  Dividends                                               (41,663)    (40,029)
                                                        _________   _________
           Net cash (used in) provided by
              financing activities                       (108,102)    100,913

  Effect of exchange rate changes on cash                  (2,407)     (1,230)
                                                        _________   _________
  Net (decrease) increase in cash and cash equivalents    (18,007)        105

  Cash and cash equivalents at beginning of year           63,953      63,830
                                                        _________   _________
  Cash and cash equivalents at end of period            $  45,946   $  63,935
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

Results by Business Segment:
                                             Three Months Ended          Nine Months Ended
                                                    March 31,                   March 31,
                                          _______________________   _________________________

                                              1997        1996          1997          1996
                                          ___________   _________   ___________   ___________
Net sales, including intersegment sales
    Industrial:
        North America                     $   561,474   $ 515,404   $ 1,564,199   $ 1,452,053
        International                         268,868     263,802       793,231       720,970
    Aerospace                                 216,904     152,363       619,097       422,257
    Intersegment sales                           (146)       (213)         (512)         (494)
                                          ___________   _________   ___________   ___________
Total                                     $ 1,047,100   $ 931,356   $ 2,976,015   $ 2,594,786
                                          ===========   =========   ===========   ===========
Income from operations before corporate
  general and administrative expenses
    Industrial:
        North America                     $    92,168   $  79,101   $   227,193   $   205,511
        International                          22,943      23,125        45,062        61,858
    Aerospace                                  28,147      26,349        74,386        61,801
                                          ___________   _________   ___________   ___________
Total                                         143,258     128,575       346,641       329,170
Corporate general and administrative
  expenses                                     12,483      11,650        36,759        34,813
                                          ___________   _________   ___________   ___________
Income from operations                    $   130,775   $ 116,925   $   309,882   $   294,357
                                          ===========   =========   ===========   ===========


                 See accompanying notes to consolidated financial statements.

                         PARKER-HANNIFIN CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Dollars in thousands, except per share amounts
                            _______________________


1.   Management Representation
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three and nine months ended March 31, 1997 and 1996 and cash flows for the nine months then ended.


2.   Earnings per share
Primary earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share are not presented because such dilution is not material.

The Board of Directors has reaffirmed the repurchase, from time to time, of up to 2.8 million shares of the Company's common stock on the open market, at prevailing prices. The repurchase will be funded from operating cash flows and the shares will initially be held as treasury stock. During the three-month period ended March 31, 1997 the Company purchased 57,614 shares of its common stock at an average price of $44.97 per share. Year-to-date the Company has purchased 159,614 shares at an average price of $40.18 per share.


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


4.   Contingencies
In November 1996 a jury verdict was rendered against the Company in connection with the termination of ASI Marine Industrial as a Company distributor.
The verdict against the Company included $1.6 million in compensatory damages and $6.0 million in punitive damages. On appeal, the Company intends to seek a new trial on all issues and believes that substantial grounds exist for the punitive damages, at a minimum, to be reversed. In the opinion of management, the ultimate liability with respect to this litigation will not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

                         PARKER-HANNIFIN CORPORATION

                                  FORM 10-Q
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997
                 AND COMPARABLE PERIODS ENDED MARCH 31, 1996


CONSOLIDATED STATEMENT OF INCOME

Net sales reached $1.0 billion for the quarter, an increase of 12.4 percent for the third quarter and 14.7 percent for the nine-month period ended
March 31, 1997. Without the effect of acquisitions the increases would have been 3.9 percent and 4.6 percent, respectively. The Aerospace operations continued to achieve significant gains, while the Industrial operations also accomplished strong growth during the quarter.

Income from operations was $130.8 million for the current third quarter and $309.9 million for the current nine months, an increase of 11.8 percent for the quarter and 5.3 percent for the nine months. As a percent of sales, Income from operations remained fairly steady for the quarter but decreased to 10.4 percent from 11.3 percent for the nine months. Cost of sales as a percent of sales increased to 76.5 percent from 76.0 percent for the quarter and 77.8 percent from 76.9 percent for the nine-month period. The decline in gross profit is partially due to lower margins achieved by newly acquired operations, but is also the result of lower volume, and therefore lower absorption of fixed costs, within certain businesses in Europe. Selling, general and administrative expenses, as a percent of sales, decreased to 11.1 percent from 11.4 percent for the quarter, but remained steady for the nine-month period.

Interest expense increased $3.5 million for the quarter and $12.5 million for the nine months ended March 31, 1997, compared to the same periods ended March 31, 1996, due to the increased borrowings incurred to complete acquisitions.

Interest and other income for the nine months ended March 31, 1997 includes $17.1 million income from the sale of real estate in California. This income was substantially offset by $13.3 million accrued for exit costs and charges for impaired assets related to the relocation of the corporate headquarters.

The effective tax rate for the year was reduced to 35.5 percent from 36.0 percent during the current quarter, resulting from an increased tax benefit based on the export of product manufactured in the U.S. The reduction from the prior-year tax rate of 37.0 percent is due to foreign tax-credit benefits and a reduction in the effective state-tax rate.

Net income increased 12.8 percent for the quarter and 3.9 percent for the nine months, compared to the prior year. As a percent of sales, Net income remained steady at 7.4 percent for the quarter, but decreased to 6.1 percent from 6.7 percent for the nine months.

Backlog increased to $1.5 billion at March 31, 1997 compared to $1.1 billion the prior year and $1.3 billion at June 30, 1996. A majority of the increase in backlog over the prior year was due to acquisitions and growth within the Aerospace Segment.

The Company's performance in recent months has benefited from strong order-entry rates, a high level of capacity utilization in North America, and cost reductions in Europe and Latin America. With favorable market conditions, management anticipates further improvement in the results for the fourth quarter.

BUSINESS SEGMENT INFORMATION BY INDUSTRY

INDUSTRIAL - The Industrial Segment operations achieved the following Net sales increases in the current year when compared to the equivalent prior-year period:
                                  Period ending March 31,
                               Three Months    Nine Months
Industrial North America           8.9 %          7.7 %
Industrial International           1.9 %         10.0 %
Total Industrial                   6.6 %          8.5%

Without the effect of acquisitions completed within the past 12 months, the fluctuations in Net sales would have been:

                                  Period ending March 31,
                               Three Months    Nine Months
Industrial North America           7.6  %         6.0  %
Industrial International          (8.1) %        (3.4) %
Total Industrial                   2.3  %         2.9  %

Without the significant impact of changes in currency rates, but with the effect of acquisitions, volume for the Industrial International operations for the third quarter increased more than 10 percent and the nine-month increase was approximately 15 percent.

Operating income for the Industrial Segment increased 12.6 percent for the quarter and 1.8 percent for the nine months. Industrial North American Operating income increased 16.5 percent for the quarter and 10.6 percent for the nine months while Industrial International results were relatively flat for the quarter, and decreased 27.2 percent for the nine months. Without the effect of acquisitions the total Industrial Segment Operating income would have increased 10.5 percent for the quarter and 1.5 percent for the nine months. As a percent of sales, Industrial North American Operating income increased to 16.4 percent from 15.3 percent for the quarter and to 14.5 percent from 14.2 percent for the nine months. Industrial International Operating income decreased to 8.5 percent from 8.8 percent for the quarter, and to 5.7 percent from 8.6 percent for the nine months.

The North American Industrial markets remain healthy and are beginning to give indications of strong growth. Increasing demand by the factory automation, machine tool, and agricultural and construction equipment markets contributed to the Company's growth during the quarter. There has also been increasing demand for sealing products, and light-truck and automotive products. Higher capacity utilization resulting from the increased volume improved operating margins.

The weak demand in Europe is also beginning to show modest improvement as order trends are improving. Reduced overhead and better capacity utilization, along with further integration of the VOAC acquisition, resulted in improved operating margins for the quarter.

Total Industrial Segment backlog increased 7.7 percent compared to March 31, 1996 and 8.9 percent since June 30, 1996. These increases are primarily the result of internal growth within the North American operations.

AEROSPACE - Aerospace Segment Net sales were up 42.4 percent for the quarter and 46.6 percent for the nine months. Without the effect of the Abex acquisition the increases would have been 12.0 percent and 12.4 percent, respectively.

Operating income for the Aerospace Segment increased 6.8 percent for the quarter and 20.4 percent for the nine-month period. As a percent of sales Operating income declined to 13.0 percent from 17.3 percent for the quarter and to 12.0 percent from 14.6 percent for the nine-month period. The decline in margins from the prior year is primarily the result of lower margins contributed by the Abex operations which are still in the integration phase. In addition, the segment incurred an increase in long-term contract reserves related to several new contracts.

Current demand for Parker components and systems in both the commercial original equipment and spares markets is excellent and is expected to continue to grow during the fourth quarter. Backlog for the Aerospace Segment increased 56.3 percent from March 31, 1996, primarily as a result of the Abex acquisition, and increased 12.3 percent since June 30, 1996.

CONSOLIDATED BALANCE SHEET

Working capital increased to $745.1 million at March 31, 1997 from $635.2 million at June 30, 1996 with the ratio of current assets to current liabilities increasing slightly to 2.1 to 1. The increase was primarily due to an increase in Accounts receivable, net and decreases in Accounts payable, trade and Notes payable.

Accounts receivable were higher on March 31, 1997 than on June 30, 1996 primarily due to the higher level of sales volume within the Aerospace and North American Industrial operations. The March 31, 1997 Accounts receivable balance also includes a noncash receivable of $21.5 million related to a transaction the Company entered into in December 1996 to sell real estate in California. The proceeds from the sale will be used in a Section 1031 tax-free exchange for the new corporate headquarters.

Inventories decreased $11.0 million since June 30, 1996 with the majority of the reduction within the European Industrial operations. Months supply has been reduced for nearly all operations.

Accounts payable, trade decreased $38.9 million since June 30, 1996 with the reduction occurring consistently throughout the operations. Accrued liabilities increased since June 30, 1996 primarily due to an increase in long-term contract reserves within the Aerospace operations.

The debt to debt-equity ratio decreased to 26.8 percent at March 31, 1997 from 30.7 percent at June 30, 1996 as a result of decreases in both Notes payable and Long-term debt.


CONSOLIDATED STATEMENT OF CASH FLOWS

Net cash provided by operating activities increased $33.2 million for the nine months ended March 31, 1997, compared to the same nine months in 1996. This increase is primarily due to a $6.7 million increase in Net income and an increase of $28.5 million in Depreciation and Amortization expenses. The principal working capital items - Accounts receivable, Inventories, and Accounts payable, trade - used cash of $77.7 million in fiscal 1997 compared to $65.9 million in fiscal 1996.

Net cash used in investing activities of $150.2 million for the nine months ended March 31, 1997 was primarily for capital expenditures of $124.5 million. Fiscal 1996 investing activities used cash of $309.0 million, which included $167.0 million for acquisitions and $147.2 million for capital expenditures.

Financing activities used cash of $108.1 million for the nine months ended March 31, 1997 primarily to reduce debt and pay dividends. The same period in 1996 provided cash of $100.9 million as the Company increased debt to provide cash for acquisitions.

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


Date:  May 14, 1997

                                 EXHIBIT INDEX


                                                             Sequential
Exhibit No.                 Description of Exhibit              Page

     11                     Computation of Earnings
                            Per Common Share                     13

     27                     Financial Data Schedule              14