Form 10-K405
period 1997-06-30
PARKER HANNIFIN CORP
filed 1997-09-29
CIK 76334

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to_______________________

                        Commission File No. 1-4982


                          PARKER-HANNIFIN CORPORATION
          (Exact name of registrant as specified in its charter)

                Ohio                                     34-0451060
     (State of Incorporation)                        (I.R.S. Employer
                                                     Identification No.)

  6035 Parkland Boulevard, Cleveland, Ohio               44124-4141
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code     (216) 896-3000


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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 10, 1997, excluding, for purposes of this computation, only stock holdings of the Registrant's Directors and Officers. $4,675,975,460.



    The number of Common Shares outstanding on September 10, 1997 was
111,633,754.



Portions of the following documents are incorporated by reference:


(1) Annual Report to Shareholders of the Company for the fiscal year ended June 30, 1997. Incorporated by reference into Parts I, II and IV hereof.

(2) Definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders. Incorporated by reference into Part III hereof.

                      PARKER-HANNIFIN CORPORATION

                               FORM 10-K

                    Fiscal Year Ended June 30, 1997


                                PART I

     ITEM 1. Business. Parker-Hannifin Corporation is a leading worldwide full-line manufacturer of motion control products, including fluid power systems, electromechanical controls and related components. Fluid power involves the transfer and control of power through the medium of liquid, gas or air, in hydraulic, pneumatic and vacuum applications. Fluid power systems move and position materials, control machines, vehicles and equipment and improve industrial efficiency and productivity. Components of a simple fluid power system include a pump which generates pressure, valves which control the fluid's flow, an actuator which translates the pressure in the fluid into mechanical energy, a filter to remove contaminants and numerous hoses, couplings, fittings and seals. Electromechanical control involves the use of electronic components and systems to control motion and precisely locate or vary speed in automation applications. In addition to motion control products, the Company also is a leading worldwide producer of fluid purification, fluid flow, process instrumentation, air conditioning, refrigeration, and electromagnetic shielding and thermal management products.

     The Company was incorporated in Ohio in 1938. Its principal executive offices are located at 6035 Parkland Boulevard, Mayfield Heights, Ohio 44124-4141, telephone (216) 896-3000. As used in this Report, unless the context otherwise requires, the term "Company" or "Parker" refers to Parker-Hannifin Corporation and its subsidiaries.

     The Company's manufacturing, service, distribution and administrative facilities are located in 35 states, Puerto Rico and worldwide in 37 foreign countries. Its motion control technology is used in the products of its two business Segments: Industrial and Aerospace. The products are sold as original and replacement equipment through product and distribution centers worldwide. The Company markets its products through its direct-sales employees and more than 7,500 independent distributors. Parker products are supplied to over 350,000 customers in virtually every significant manufacturing, transportation and processing industry. For the fiscal year ended June 30, 1997, net sales were $4,091,081,000; Industrial Segment products accounted for 79% of net sales and Aerospace Segment products for 21%.


Markets

     Motion control systems are used throughout industry in applications which include moving of materials, controlling machines, vehicles and equipment and positioning materials during the manufacturing process. Motion control systems contribute to the efficient use of energy and improve industrial productivity.

     The more than 350,000 customers which purchase the Company's parts are found throughout virtually every significant manufacturing, transportation and processing industry. No customer accounted for more than 3% of the Company's total net sales for the fiscal year.

     The major markets for products of the Fluid Connectors, Hydraulics, Automation, Seal and Filtration Groups of the Industrial Segment are agricultural machinery, automotive, construction equipment, electronic equipment, fabricated metals, food production, industrial machinery, lumber and paper, machine tools, marine, medical equipment, mining, mobile equipment, chemicals, robotics, semi-conductor equipment, textiles, transportation and every other major production and processing industry. Products manufactured by the Industrial Segment's Climate and Industrial Controls Group are utilized principally in automotive and mobile air conditioning systems, industrial refrigeration systems and home and commercial air conditioning equipment. The major markets for products manufactured by the Instrumentation Group of the Industrial Segment are power generation, oil and gas exploration, petrochemical and chemical processing, pulp and paper, semi-conductor manufacturing, medical and analytical applications. Sales of Industrial Segment products are made to original equipment manufacturers and their replacement markets.

     Aerospace Segment sales are made primarily to the commercial, military and general aviation markets and are made to original equipment manufacturers and to end users for maintenance, repair and overhaul.


Principal Products, Methods of Distribution and Competitive Conditions

     Industrial Segment. The product lines of the Company's Industrial Segment cover most of the components of motion control systems. The Fluid Connectors Group manufactures connectors, including tube fittings and hose fittings, valves, hoses and couplers which control, transmit and contain fluid. The Hydraulics Group produces hydraulic components and systems for builders and users of industrial and mobile machinery and equipment, such as cylinders, accumulators, rotary actuators, valves, motors and pumps, hydrostatic steering units, power units, electrohydraulic systems and metering pumps. The Automation Group supplies pneumatic and electromechanical components and systems, including pneumatic valves, air preparation units, indexers, stepper and servo drives, multi-axis positioning tables, electric and pneumatic cylinders, structural extrusions, vacuum products and pneumatic logic. The Climate and Industrial Controls Group manufactures components for use in industrial, residential and automotive air conditioning and refrigeration systems and other automotive applications, including pressure regulators, solenoid valves, expansion valves, filter-dryers, gerotors and hose assemblies.
The Seal Group manufactures sealing devices, including o-rings and o-seals, gaskets and packings which insure leak proof connections and electromagnetic interference shielding and thermal management products. The Filtration Group manufactures filters to remove contaminants from fuel, air, oil, water and other fluids and gases in industrial, process, mobile, marine and environmental applications. The Instrumentation Group manufactures high quality critical flow components for process instrumentation, ultra-high-purity, medical and analytical applications, including instrumentation and ultra-high-purity fittings, ball, plug and needle valves, packless ultra-high-purity valves, Teflon fittings, valves and spray guns, miniature solenoid valves and multi-solenoid manifolds.

     Industrial Segment products include both standard items which are produced in large quantities and custom units which are engineered and produced to original equipment manufacturers' specifications for application to a particular end product.

Both standard and custom products are also used in the replacement of original motion control system components. Industrial Segment products are marketed primarily through field sales employees and more than 7,500 independent distributors.

     Aerospace Segment.  The principal products of the Company's
Aerospace Segment are hydraulic, fuel and pneumatic systems and components that are used on most commercial and military airframe and engine programs in production in the Western world today.

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

     The Aerospace fuel product line includes complete fuel systems as well as components such as fuel transfer and pressurization controls, in-flight refueling systems, fuel pumps and valves, fuel measurement and management systems and center of gravity controls, engine fuel injection atomization nozzles and augmentor controls, and electronic monitoring computers.

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

     Research and development costs relating to the development of new products or services and the improvement of existing products or services amounted to $103,155,000 in fiscal 1997, $91,706,000 in fiscal 1996 and
$74,129,000 in fiscal 1995. Reimbursements of customer-sponsored research included in the total cost for each of the respective years were $35,986,000, $33,018,000 and $21,202,000.

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

Backlog and Seasonal Nature of Business

     The Company's backlog at June 30, 1997 was approximately
$1,486,981,000 and at June 30, 1996 was approximately $1,330,970,000.
Approximately 79% of the Company's backlog at June 30, 1997 is scheduled for delivery in the succeeding twelve months. The Company's business generally is not seasonal in nature.

Environmental Regulation

     The Company is subject to federal, state and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. Among other environmental laws, the Company is subject to the federal "Superfund" law, under which the Company has been designated as a "potentially responsible party" and may be liable for clean up costs associated with various waste sites, some of which are on the U.S. Environmental Protection Agency Superfund priority list. The Company believes that its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the Company. Compliance with environmental laws and regulations requires continuing management effort and expenditures by the Company. Compliance with environmental laws and regulations has not had in the past, and, the Company believes, will not have in the future, material effects on the capital expenditures, earnings, or competitive position of the Company. The information set forth in Footnote 14 to the Financial Statements contained on page 45 of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1997 ("Annual Report"), as specifically excerpted on pages 13-34 and 13-35 of Exhibit 13 hereto, is incorporated herein by reference.

Energy Matters and Sources and Availability of Raw Materials

     The Company's primary energy source for each of its business segments is electric power. While the Company cannot predict future costs of such electric power, the primary source for production of the required electric power will be coal from substantial, proven coal reserves available to electric utilities. The Company is subject to governmental regulations in regard to energy supplies both in the United States and elsewhere. To date the Company has not experienced any significant disruptions of its operations due to energy curtailments.

     Steel, brass, aluminum and elastomeric materials are the principal raw materials used by the Company. These materials are available from numerous sources in quantities sufficient to meet the requirements of the Company.

Employees

     The Company employed approximately 34,927 persons as of June 30, 1997, of whom approximately 11,790 were employed by foreign subsidiaries.

Business Segment Information

     The net sales, income from operations before corporate general and administrative expenses and identifiable assets by business segment and by geographic area for the past three fiscal years, as set forth on page 37 of the Annual Report and specifically excerpted on pages 13-15 to 13-17 of Exhibit 13 hereto, is incorporated herein by reference.

Item 1A.  Executive Officers of the Company

     The Company's Executive Officers are as follows:

                                                                Officer
Name                     Position                               Since(1)   Age

Duane E. Collins         President, Chief Executive Officer       1983      61
                           and Director

Dennis W. Sullivan       Executive Vice President, Member of      1978      58
                           Office of the President and Director

Lawrence M. Zeno         Vice President, Member of Office of      1993      55
                           the President and Acting President,
                           Hydraulics

Paul L. Carson           Vice President - Information             1993      61
                           Services

Daniel T. Garey          Vice President - Human Resources         1995      54

Stephen L. Hayes         Vice President and President,            1993      56
                           Aerospace

Michael J. Hiemstra      Vice President - Finance and             1987      50
                           Administration and
                           Chief Financial Officer

Lawrence J. Hopcraft     Vice President and President,            1990      54
                           Climate and Industrial Controls

Nickolas W. Vande Steeg  Vice President and President, Seal       1995      54

Joseph D. Whiteman       Vice President, General Counsel          1977      64
                           and Secretary

William D. Wilkerson     Vice President - Technical Director      1987      61

Donald A. Zito           Vice President                           1988      57

Harold C. Gueritey, Jr.  Controller                               1980      58

Timothy K. Pistell       Treasurer                                1993      50



     (1) Officers of Parker-Hannifin serve for a term of office from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Hiemstra, Hopcraft, Whiteman, Wilkerson and Gueritey have served in the executive capacities indicated above during the past five years.

     Mr. Collins was elected as President and Chief Executive Officer of the Company effective July, 1993. He was elected as Vice Chairman of the Board in July, 1992 and Executive Vice President in July, 1988. He was President of the International Sector from January, 1987 until June, 1992.

     Mr. Sullivan was elected as Executive Vice President in 1981 and a Member of the Office of the President in April, 1996.

     Mr. Zeno was elected a Vice President in October, 1993 and a Member of the Office of the President in July, 1997. He has also been the Acting President of the Hydraulics Group since July, 1997. He was President of the Motion and Control Group (formerly the Fluidpower Group) from January, 1994 to June, 1997 and was Vice President-Operations of the Motion and Control Group from July, 1988 to December, 1993.

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

     Mr. Zito was elected as a Vice President in July, 1988. He served as President of the Fluid Connectors Group from January, 1987 to June, 1997. He has announced his retirement from the Company effective
September 30, 1997.


     ITEM 2.   Properties.  The following table sets forth the
principal plants and other materially important properties of the Company and its subsidiaries. The leased properties are indicated with an asterisk. A "(1)" indicates that the property is occupied by the Company's Industrial Segment and a "(2)" indicates properties occupied by the Aerospace Segment.
                                    UNITED STATES
                                    _____________
                State                                    City
                _____                                    ____
             Alabama                                  Boaz(1)
                                                      Decatur(1)
                                                      Huntsville(1)
                                                      Jacksonville(1)
             Arizona                                  Glendale(2)
                                                      Tolleson(2)
                                                      Tucson*(1)
             Arkansas                                 Siloam Springs(1)
                                                      Trumann(1)
             California                               Irvine(1)(2)
                                                      Modesto(1)
                                                      Newbury Park*(1)
                                                      Rohnert Park(1)
                                                      San Diego(1)
                                                      San Luis Obispo*(1)
             Connecticut                              New Britain(1)
             Florida                                  Longwood(1)
                                                      Miami*(1)
             Georgia                                  Dublin(2)
             Idaho                                    Boise*(1)
             Illinois                                 Broadview(1)
                                                      Des Plaines(1)
                                                      Hampshire(1)
                                                      Niles*(1)
                                                      Rockford(1)

                State                                    City
                _____                                    ____

             Indiana                                  Albion(1)
                                                      Ashley(1)
                                                      Ft. Wayne(1)
                                                      Lebanon(1)
                                                      Tell City(1)
             Iowa                                     Red Oak(1)
             Kansas                                   Manhattan(1)
             Kentucky                                 Berea(1)
                                                      Lexington(1)
             Louisiana                                Harvey*(1)
             Maine                                    Portland(1)
             Massachusetts                            Waltham(2)
                                                      Woburn(1)
             Michigan                                 Kalamazoo(2)
                                                      Lakeview(1)
                                                      Otsego(1)
                                                      Oxford(1)
                                                      Richland(1)
                                                      Troy*(1)
             Minnesota                                Golden Valley(1)
             Mississippi                              Batesville(1)
                                                      Booneville(1)
                                                      Madison(1)
             Missouri                                 Kennett(1)
             Nebraska                                 Lincoln(1)
             New Hampshire                            Hollis*(1)
                                                      Hudson(1)
                                                      Portsmouth*(1)
             New Jersey                               Belleville*(1)
                                                      Fairfield*(1)
             New York                                 Clyde(2)
                                                      Lyons(1)
                                                      Smithtown(2)
             North Carolina                           Forest City(1)
                                                      Hillsborough(1)
                                                      Mooresville(1)
                                                      Sanford(1)
                                                      Wake Forest*(1)
             Ohio                                     Akron(1)
                                                      Andover(2)
                                                      Avon(2)
                                                      Brookville(1)
                                                      Columbus(1)
                                                      Cuyahoga Falls*(1)
                                                      Eaton(1)
                                                      Elyria(1)(2)
                                                      Forest(2)
                                                      Green Camp(1)

                State                                    City
                _____                                    ____
                                                      Kent(1)
                                                      Lewisburg(1)
                                                      Mayfield Heights(1)(2)
                                                      Mentor*(2)
                                                      Metamora(1)
                                                      Ravenna(1)
                                                      St. Marys(1)
                                                      Wadsworth(1)
                                                      Wickliffe(1)
             Oklahoma                                 Henryetta*(1)
             Oregon                                   Eugene(1)
             Pennsylvania                             Canton(1)
                                                      Harrison City(1)
                                                      Reading(1)
             South Carolina                           Beaufort(2)
                                                      Inman(1)
                                                      Spartanburg(1)
             Tennessee                                Greenfield(1)
                                                      Greenville(1)
                                                      Memphis*(1)
             Texas                                    Cleburne(1)
                                                      Ft. Worth(1)
                                                      Mansfield(1)
             Utah                                     Ogden(2)
                                                      Salt Lake City(1)
             Washington                               Seattle*(1)
             Wisconsin                                Grantsburg(1)
                                                      Mauston(1)

              Territory                                  City

             Puerto Rico                              Ponce*(2)

                                FOREIGN COUNTRIES
                                _________________
              Country                                    City
              _______                                    ____
             Argentina                                Buenos Aires(1)
             Australia                                Castle Hill(1)
                                                      Wodonga(1)
             Austria                                  Wiener Neustadt(1)
             Belgium                                  Brussels*(1)
             Brazil                                   Jacarei(1)
                                                      Sao Paulo(1)
             Canada                                   Grimsby(1)
                                                      Owen Sound(1)
             Czech Republic                           Chomutov*(1)
                                                      Prague*(1)
                                                      Sadska*(1)

                                FOREIGN COUNTRIES
                                _________________
              Country                                    City
              _______                                    ____
             Denmark                                  Espergarde(1)
                                                      Ishoj(1)
             England                                  Barnstaple(1)
                                                      Cannock(1)
                                                      Derby(1)
                                                      Hemel Hempstead(1)
                                                      Littlehampton(1)
                                                      Marlow*(1)
                                                      Morley(1)
                                                      Poole*(1)
                                                      Rotherham(1)
                                                      Stratford-upon-Avon*(1)
                                                      Watford(1)
             Finland                                  Hyrynsalmi*(1)
                                                      Urjala(1)
                                                      Vantaa(1)
             France                                   Annemasse(1)
                                                      Contamine(1)
                                                      Evreux(1)
                                                      Pontarlier(1)
                                                      Wissembourg(1)
             Germany                                  Berlin*(1)
                                                      Bielefeld(1)
                                                      Bietigheim-Bissingen(1)
                                                      Cologne(1)
                                                      Erfurt(1)
                                                      Hochmossingen(1)
                                                      Kaarst(1)
                                                      Lampertheim(1)
                                                      Limbach*(1)
                                                      Mainz-Kastel(2)
                                                      Mucke(1)
                                                      Offenburg*(1)
                                                      Pleidelsheim(1)
                                                      Queckborn(1)
                                                      Velbert(1)
             Greece                                   Athens*(1)
             Hong Kong                                Hong Kong*(1)
             Hungary                                  Budapest*(1)
             India                                    Bombay*(1)
             Italy                                    Adro(1)
                                                      Arsago Seprio(1)
                                                      Corsico(1)
                                                      Gessate(1)
             Japan                                    Yokohama(1)(2)
             Jordan                                   Amman*(1)
             Malaysia                                 Selangor*(1)

                                FOREIGN COUNTRIES
                                _________________
              Country                                    City
              _______                                    ____
             Mexico                                   Matamoros(1)
                                                      Monterrey(1)
                                                      Naucalpan*(1)
                                                      Tijuana(1)
                                                      Toluca(1)
             Netherlands                              Hoogezand(1)
                                                      Oldenzaal(1)
             New Zealand                              Mt. Wellington(1)
             Norway                                   Langhus(1)
             Peoples Republic of China                Beijing*(1)(2)
                                                      Shanghai*(1)
             Phillippines                             Manila*(1)
             Poland                                   Warsaw*(1)
                                                      Wroclaw*(1)
             Russia                                   Moscow*(1)
             Singapore                                Singapore*(1)(2)
             South Africa                             Johannesburg*(1)
             South Korea                              Seoul*(1)
             Spain                                    Madrid*(1)
             Sweden                                   Boras(1)
                                                      Falkoping(1)
                                                      Spanga(1)
                                                      Trollhatten(1)
                                                      Ulricehamn(1)
             Switzerland                              Geneva(1)
             Taiwan                                   Taipei*(1)
             Thailand                                 Bangkok*(1)
             Venezuela                                Caracas*(1)
                                                      Puerto Ordaz*(1)

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

        ITEM 3.   Legal Proceedings.  None.

        ITEM 4. Submission of Matters to a Vote of Security Holders. Not applicable.

                                PART II

     ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters. As of August 29, 1997, the approximate number of shareholders of record of the Company was 4,340 and the approximate number of beneficial owners was 43,014. The

Company's common shares are traded on the New York Stock Exchange ("NYSE"). Set forth below is a quarterly summary of the high and low sales prices on the NYSE for the Company's common shares and dividends declared for the two most recent fiscal years (adjusted to reflect the 3-shares-for-2 stock split paid on September 5, 1997):


Fiscal Year             1st          2nd          3rd          4th   Full Year

1997    High       $ 29-3/8    $  28-1/4    $  30-7/8    $      41    $     41
        Low          22-1/4       24-1/8       24-7/8           27      22-1/4
        Dividends      .120         .120         .133         .133        .506

1996    High       $ 27-5/8    $  25-5/8    $  26-1/2    $  29-3/8    $ 29-3/8
        Low          23-5/8       20-5/8       21-1/4       24-5/8      20-5/8
        Dividends      .120         .120         .120         .120        .480


     ITEM 6. Selected Financial Data. The information set forth on pages 46 and 47 of the Annual Report, as specifically excerpted on page 13-38 of Exhibit 13 hereto, is incorporated herein by reference.

     ITEM 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations. The information set forth on pages 30, 32, 34, and 36 of the Annual Report, as specifically excerpted on pages 13-1 to 13-8 of Exhibit 13 hereto, is incorporated herein by reference.

     ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk. Not applicable.

     ITEM 8. Financial Statements and Supplementary Data. The information set forth on pages 29, 31, 33, 35 and 37 to 45 of the Annual Report, as specifically excerpted on pages 13-9 to 13-37 of Exhibit 13 hereto, is incorporated herein by reference.

     ITEM 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.  Not applicable.

                               PART III

     ITEM 10. Directors and Executive Officers of the Registrant. Information required as to the Directors of the Company is contained on pages 1 to 3 of the Company's definitive Proxy Statement dated September 22, 1997 (the "Proxy Statement") under the caption "Election of Directors." The foregoing information is incorporated herein by reference. Information as to the executive officers of the Company is included in Part I hereof.

     ITEM 11. Executive Compensation. The information set forth under the caption "Compensation of Directors" on page 4 of the Proxy Statement and under the caption "Executive Compensation" on pages 8 to 11 of the Proxy Statement is incorporated herein by reference.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management. The information set forth under the caption ""Change in Control" Severance Agreements with Officers" on pages 11 and 12 of the Proxy Statement and under the caption "Principal Shareholders of the Corporation" on page 16 of the Proxy Statement is incorporated herein by reference.

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

                2.  Exhibits

                    The exhibits listed in the accompanying Exhibit Index and required by Item 601 of Regulation S-K (numbered in accordance with Item 601 of Regulation S-K) are filed or incorporated by reference as part of this Report.

          b. The Registrant did not file a Current Report on Form 8-K in the quarter ending June 30, 1997.


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


September 29, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

              Signature and Title

PATRICK S. PARKER, Chairman of the Board of Directors;
DUANE E. COLLINS, President, Chief Executive Officer and
Director; HAROLD C. GUERITEY, JR., Controller and
Principal Accounting Officer; JOHN G. BREEN, Director;
PAUL C. ELY, JR., Director; ALLEN H. FORD, Director;
FRANK A. LePAGE, Director; PETER W. LIKINS, Director;
HECTOR R. ORTINO, Director; ALLAN L. RAYFIELD, Director;
PAUL G. SCHLOEMER, Director; WOLFGANG R. SCHMITT,
Director; DEBRA L. STARNES, Director; STEPHANIE A.
STREETER, Director; DENNIS W. SULLIVAN, Director; and
MICHAEL A. TRESCHOW, Director.


                    Date:  September 29, 1997




     Michael J. Hiemstra
     Michael J. Hiemstra, Vice President - Finance and
     Administration, Principal Financial Officer and
     Attorney-in-Fact

                      PARKER-HANNIFIN CORPORATION
       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                          Reference
                                            ____________________________________
                                                            Excerpt from Annual
                                              Form 10-K     Report as set forth
                                            Annual Report   in Exhibit 13
                                               (Page)             (Page)

Data incorporated by reference from the
  Annual Report as specifically excerpted
  in Exhibit 13 hereto:

Report of Independent Accountants                 ---               13-37

Consolidated Statement of Income for the
  years ended June 30, 1997, 1996 and 1995        ---               13-9

Consolidated Balance Sheet at June 30, 1997
  and 1996                                        ---          13-11 and 13-12

Consolidated Statement of Cash Flows for
  the years ended June 30, 1997, 1996 and 1995    ---          13-13 and 13-14

Notes to Consolidated Financial Statements        ---          13-18 to 13-35

Consent and Report of Independent Accountants     F-2              ---


Schedule:

  II - Valuation and Qualifying Accounts          F-3              ---


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






CONSENT AND REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Parker Hannifin Corporation

Our report on the consolidated financial statements of Parker Hannifin Corporation has been incorporated by reference from page 29 of the 1997 Annual Report to Shareholders of Parker Hannifin Corporation, as specifically excerpted on page 13-37 of Exhibit 13 to this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

We consent to the incorporation by reference in the registration statement of Parker Hannifin Corporation on Form S-3 (File No. 333-2761) and Forms S-8 (File Nos. 33-53193, 33-43938 and 2-66732) of our report dated July 31, 1997 on our audits of the consolidated financial statements and financial statement schedule of Parker Hannifin Corporation as of June 30, 1997 and 1996, and for the years ended June 30, 1997, 1996, and 1995, which report is included in
Exhibit 13 of this Form 10-K.



                                           Coopers & Lybrand L.L.P.






Cleveland, Ohio
September 29, 1997

                         PARKER-HANNIFIN CORPORATION
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JUNE 30, 1995, 1996 and 1997
                            (Dollars in Thousands)



     Column A              Column B     Column C     Column D     Column E
     --------              --------     --------     --------     --------
                                       Additions
                          Balance at   Charged to      Other       Balance
                          Beginning    Costs and   (Deductions)/   At End
     Description          Of Period     Expenses   Additions (A)  Of Period
     -----------          ---------    ----------  -------------  ---------

Allowance for doubtful accounts:
--------------------------------
 Year ended June 30, 1995   $ 4,731      $ 2,411      $   (529)   $ 6,613

 Year ended June 30, 1996     6,613        2,158        (2,326)     6,445

 Year ended June 30, 1997     6,445        1,288        (1,829)     5,904


   (A) Net balance of deductions due to uncollectible accounts charged off and additions due to acquisitions or recoveries.

                             Exhibit Index

Exhibit No.      Description of Exhibit

   (3)           Articles of Incorporation and By-Laws

  (3)(a)         Amended Articles of Incorporation(A).

  (3)(b)         Code of Regulations, as amended(B).

   (4)           Instruments Defining Rights of Security Holders:

  (4)(a) Rights Agreement, dated January 31, 1997, between the Registrant and Wachovia National Bank, as successor to Key Bank National Association(C).

                 The Registrant is a party to other instruments, copies of which will be furnished to the Commission upon request, defining the rights of holders of its long-term debt identified in Note 7 of the Notes to Consolidated Financial Statements appearing on page 41 of the Annual Report as specifically excerpted on pages 13-24 and 13-25 of Exhibit 13 hereto, which Note is incorporated herein by reference.

   (10)          Material Contracts:

  (10)(a) Form of Change in Control Severance Agreement entered into by the Registrant and certain executive officers, dated as of August 15, 1996(D).*

  (10)(b) Parker-Hannifin Corporation Change in Control Severance Plan, as amended as of August 15, 1996(E).*

  (10)(c) Form of Indemnification Agreement entered into by the Registrant and its directors and certain executive officers (F).

  (10)(d) Parker-Hannifin Corporation Supplemental Executive Retirement Benefits Program (August 15, 1996 Restatement)(G).*

  (10)(e) Parker-Hannifin Corporation 1987 Employees Stock Option Plan, as amended as of August 15, 1996(H).*

  (10)(f) Parker-Hannifin Corporation 1990 Employees Stock Option Plan, as amended as of October 28, 1993 and August 15, 1996(I).*

  (10)(g) Parker-Hannifin Corporation 1993 Stock Incentive Program, as amended as of August 15, 1996 (J).*

Exhibit No.      Description of Exhibit

  (10)(h) Parker-Hannifin Corporation 1997 Target Incentive Bonus Plan Description (K).*

  (10)(i) Parker-Hannifin Corporation 1998 Target Incentive Bonus Plan Description.*

  (10)(j) Parker-Hannifin Corporation 1995-96-97 Long Term Incentive Plan Description, as amended as of August 17, 1995 and August 15, 1996(L).*

  (10)(k) Parker-Hannifin Corporation 1996-97-98 Long Term Incentive Plan Description, as amended as of August 15, 1996(M).*

  (10)(l) Parker-Hannifin Corporation 1997-98-99 Long Term Incentive Plan Description(N).*

  (10)(m) Parker-Hannifin Corporation 1998-99-00 Long Term Incentive Plan Description.*

  (10)(n) Parker-Hannifin Corporation Savings Restoration Plan, as amended as of August 17, 1995 and August 15, 1996(O).*

  (10)(o) Parker-Hannifin Corporation Pension Restoration Plan, as amended as of August 17, 1995 and August 15, 1996(P).*

  (10)(p) Parker-Hannifin Corporation Executive Deferral Plan, as amended as of August 17, 1995 and August 15, 1996(Q).*

  (10)(q)        Parker-Hannifin Corporation Volume Incentive Plan(R).*

  (10)(r) Parker-Hannifin Corporation Non-Employee Directors' Stock Plan, as amended as of August 17, 1995 and August 15, 1996(S).*

  (10)(s) Parker-Hannifin Corporation Non-Employee Directors Stock Option Plan(T).*

  (10)(t) Parker-Hannifin Corporation Deferred Compensation Plan for Directors, as amended as of August 15, 1996(U).*

   (11)          Computation of Common Shares Outstanding and Earnings Per
                 Share.

   (13) Excerpts from Annual Report to Shareholders for the fiscal year ended June 30, 1997 which are incorporated herein by reference thereto.

   (21)          List of subsidiaries of the Registrant.

   (24) Consents of Experts (contained in Consent and Report of Independent Accountants appearing on Page F-2 of this Form 10-K).

Exhibit No.      Description of Exhibit

   (25)          Power of Attorney

   (27)          Financial Data Schedule


*Management contracts or compensatory plans or arrangements.



   (A) Incorporated by reference to Exhibit 3(a) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

   (B) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-8 (No. 33-53193) filed with the Commission on April 20, 1994.

   (C) Incorporated by reference to Exhibit 4.1 to the Registrant's Report on Form 8-K filed with the Commission on February 4, 1997.

   (D) Incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

   (E) Incorporated by reference to Exhibit 10(b) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

   (F) Incorporated by reference to Exhibit 10(f) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1994.

   (G) Incorporated by reference to Exhibit 10(e) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

   (H) Incorporated by reference to Exhibit 10(f) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

   (I) Incorporated by reference to Exhibit 10(g) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

   (J) Incorporated by reference to Exhibit 10(h) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

   (K) Incorporated by reference to Exhibit 10(j) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1995.

   (L) Incorporated by reference to Exhibit 10(l) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

   (M) Incorporated by reference to Exhibit 10(m) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

   (N) Incorporated by reference to Exhibit 10(n) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

   (O) Incorporated by reference to Exhibit 10(o) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

   (P) Incorporated by reference to Exhibit 10(p) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

   (Q) Incorporated by reference to Exhibit 10(q) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

   (R) Incorporated by reference to Exhibit 10(r) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

   (S) Incorporated by reference to Exhibit 10(s) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

   (T) Incorporated by reference to Exhibit 10(t) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

   (U) Incorporated by reference to Exhibit 10(u) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.


Shareholders may request a copy of any of the exhibits to this Annual Report on Form 10-K by writing to the Secretary, Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141.