Form 10-Q
period 1997-09-30
PARKER HANNIFIN CORP
filed 1997-11-14
CIK 76334

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q



[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                             OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File number 1-4982



                    PARKER-HANNIFIN CORPORATION
        (Exact name of registrant as specified in its charter)


             OHIO                         34-0451060
       (State or other                   (IRS Employer
       jurisdiction of                    Identification No.)
       incorporation)


       6035 Parkland Blvd., Cleveland, Ohio        44124-4141
      (Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code:  (216) 896-3000



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                  Yes  X .         No.


Number of Common Shares outstanding at September 30, 1997  111,622,055

                        PART I - FINANCIAL INFORMATION

                PARKER-HANNIFIN CORPORATION
              CONSOLIDATED STATEMENT OF INCOME
      (Dollars in  thousands, except per share amounts)
                         (Unaudited)

                                        Three Months Ended
                                            September 30,
                                    _________________________
                                           1997          1996
                                    ___________   ___________
Net sales                           $ 1,083,169   $   959,328
Cost of sales                           827,139       754,498
                                    ___________   ___________
Gross profit                            256,030       204,830
Selling, general and
   administrative expenses              125,275       114,444
                                    ___________   ___________
Income from operations                  130,755        90,386

Other income (deductions):
   Interest expense                     (10,437)      (12,314)
   Interest and other income, net         1,017         1,780
                                    ___________   ___________
                                         (9,420)      (10,534)
                                    ___________   ___________
Income before income taxes              121,335        79,852

Income taxes                             43,074        28,747
                                    ___________   ___________
Net income                          $    78,261   $    51,105
                                    ===========   ===========

Earnings per share                  $       .70   $       .46

Cash dividends per common share     $       .15   $       .12


 See accompanying notes to consolidated financial statements.

                         PARKER-HANNIFIN CORPORATION
                         CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)
                                  (Unaudited)

                                                 September 30,      June 30,
                                                          1997          1997
                                                   ___________   ___________
ASSETS
Current assets:
  Cash and cash equivalents                        $    39,456   $    68,997
  Accounts receivable, net                             629,476       601,724
  Inventories:
    Finished products                                  369,661       317,494
    Work in process                                    298,015       304,743
    Raw materials                                      110,051       105,610
                                                   ___________   ___________
                                                       777,727       727,847

  Prepaid expenses                                      16,353        17,366
  Deferred income taxes                                 86,035        83,627
                                                   ___________   ___________
      Total current assets                           1,549,047     1,499,561

Plant and equipment                                  2,209,249     2,138,591
  Less accumulated depreciation                      1,149,384     1,117,848
                                                   ___________   ___________
                                                     1,059,865     1,020,743

Other assets                                           588,789       478,642
                                                   ___________   ___________
      Total assets                                 $ 3,197,701   $ 2,998,946
                                                   ===========   ===========

LIABILITIES
Current liabilities:
  Notes payable                                    $   188,756   $    69,738
  Accounts payable, trade                              256,804       266,848
  Accrued liabilities                                  313,011       328,051
  Accrued domestic and foreign taxes                    85,640        51,374
                                                   ___________   ___________
      Total current liabilities                        844,211       716,011

Long-term debt                                         433,302       432,885
Pensions and other postretirement benefits             257,911       252,709
Deferred income taxes                                   29,151        26,007
Other liabilities                                       37,556        24,033
                                                   ___________   ___________
      Total liabilities                              1,602,131     1,451,645

SHAREHOLDERS' EQUITY
Serial preferred stock, $.50 par value;
   authorized 3,000,000 shares; none issued               --            --
Common stock, $.50 par value; authorized
   300,000,000 shares; issued 111,812,025 shares at
   September 30 and 111,809,085 shares at June 30       55,906        55,905
Additional capital                                     138,751       150,702
Retained earnings                                    1,439,782     1,378,297
Currency translation adjustment                        (31,200)      (27,345)
                                                   ___________   ___________
                                                     1,603,239     1,557,559
Less treasury shares, at cost:
  189,970 shares at September 30
  and 282,915 shares at June 30                         (7,669)      (10,258)
                                                   ___________   ___________
      Total shareholders' equity                     1,595,570     1,547,301
                                                   ___________   ___________
      Total liabilities and shareholders' equity   $ 3,197,701   $ 2,998,946
                                                   ===========   ===========

         See accompanying notes to consolidated financial statements.

                        PARKER-HANNIFIN CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Dollars in thousands)
                                (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                     _____________________
                                                          1997        1996
                                                     _________   _________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $  78,261   $  51,105
  Adjustments to reconcile net income to
       net cash provided by operations:
     Depreciation                                       39,518      37,882
     Amortization                                        6,110       6,043
     Deferred income taxes                              (2,611)     (4,606)
     Foreign currency transaction loss                   1,108          45
     (Gain) loss on sale of plant and equipment           (864)        263

  Changes in assets and liabilities:
      Accounts receivable                              (13,458)     18,426
      Inventories                                      (30,074)      4,466
      Prepaid expenses                                     993         875
      Other assets                                     (22,844)     (2,780)
      Accounts payable, trade                          (16,766)    (36,909)
      Accrued payrolls and other compensation          (18,545)    (18,245)
      Accrued domestic and foreign taxes                33,859      26,201
      Other accrued liabilities                          9,065      12,349
      Pensions and other postretirement benefits         5,094       3,582
      Other liabilities                                  4,450       1,838
                                                     _________   _________
           Net cash provided by operating activities    73,296     100,535

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions                                        (143,603)    (17,224)
  Capital expenditures                                 (60,424)    (42,962)
  Proceeds from sale of plant and equipment              4,427       1,288
  Other                                                  4,384      (3,187)
                                                     _________   _________
           Net cash used in investing activities      (195,216)    (62,085)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net payments for common share purchases              (10,337)     (3,197)
  Proceeds from (payments of) notes payable, net       120,726     (14,400)
  Proceeds from long-term borrowings                     2,277         163
  Payments of long-term borrowings                      (2,507)     (3,952)
  Dividends                                            (16,745)    (13,384)
                                                     _________   _________
           Net cash provided by (used in)
              financing activities                      93,414     (34,770)

  Effect of exchange rate changes on cash               (1,035)       (510)
                                                     _________   _________
  Net (decrease) increase in cash and
     cash equivalents                                  (29,541)      3,170

  Cash and cash equivalents at beginning of year        68,997      63,953
                                                     _________   _________
  Cash and cash equivalents at end of period         $  39,456   $  67,123
                                                     =========   =========

       See accompanying notes to consolidated financial statements.

                        PARKER-HANNIFIN CORPORATION
                  BUSINESS SEGMENT INFORMATION BY INDUSTRY
                          (Dollars in thousands)
                                (Unaudited)

Parker operates in two industry segments: Industrial and Aerospace. The Industrial Segment is the largest and includes a significant portion of International operations.

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

Results by Business Segment:
                                                   Three Months Ended
                                                      September 30,
                                               _________________________
                                                      1997          1996
                                               ___________   ___________
Net sales, including intersegment sales
    Industrial:
        North America                          $   585,499   $   503,750
        International                              264,398       259,760
    Aerospace                                      233,554       195,936
    Intersegment sales                                (282)         (118)
                                               ___________   ___________
Total                                          $ 1,083,169   $   959,328
                                               ===========   ===========

Income from operations before corporate
  general and administrative expenses
    Industrial:
        North America                          $    89,682   $    68,603
        International                               20,151        12,929
    Aerospace                                       36,916        20,924
                                               ___________   ___________
Total                                              146,749       102,456

Corporate general and administrative
  expenses                                          15,994        12,070
                                               ___________   ___________
Income from operations                         $   130,755   $    90,386
                                               ===========   ===========

      See accompanying notes to consolidated financial statements.

                         PARKER-HANNIFIN CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Dollars in thousands, except per share amounts


1.  Management Representation

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three months ended September 30, 1997 and 1996 and cash flows for the three months then ended.


2.  Earnings per share

    Primary earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share are not presented because such dilution is not material.


3.  Stock repurchase program

    The Board of Directors has approved a program to repurchase the Company's common stock on the open market, at prevailing prices. The repurchase will be funded from operating cash flows and the shares will initially be held as treasury stock. During the three-month period ended September 30, 1997 the Company purchased 263,645 shares of its common stock at an average price of $43.497 per share.


4.  Acquisitions

    In September 1997 the Company acquired the assets of the Skinner and Lucifer solenoid valve divisions of Honeywell. Skinner, headquartered in New Britain, Connecticut and Lucifer, headquartered in Geneva, Switzerland, had prior-year annual sales of approximately $94 million.

    In August 1997 the Company acquired the assets of EWAL Manufacturing of Belleville, New Jersey, a leading producer of precision fittings and valves. EWAL, with annual sales of $33 million, serves ultra-high-purity markets for the semiconductor, analytical, laboratory and specialty gas industries.

    Total purchase price for these businesses was approximately $140.2 million in cash. Both acquisitions are being accounted for by the purchase method.

                         PARKER-HANNIFIN CORPORATION

                                  FORM 10-Q
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
               AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 1996



CONSOLIDATED STATEMENT OF INCOME

Net sales exceeded $1 billion for the first quarter of fiscal 1998, increasing 12.9 percent to $1,083.2 million. Prior-year first quarter sales were $959.3 million. Acquisitions within the past twelve months caused less than 1 percent of the current-year increase.

Income from operations for the quarter increased 44.7 percent to $130.8 million. As a percent of sales the current-quarter operating income increased to 12.1 percent from 9.4 percent the prior year. Cost of sales, as a percent of sales, decreased to 76.4 percent from 78.6 percent. Selling, general and administrative expenses, as a percent of sales, decreased to 11.6 percent from 11.9 percent. Volume increases are improving capacity utilization and benefiting operating margins. In addition, previous years' acquisitions are now achieving higher margins as integration is being completed and synergies are improving operating efficiencies.

Interest expense for the current-year quarter decreased $1.9 million due to lower average debt outstanding for the quarter. Funds from the additional Notes payable as of September 30, 1997 were borrowed late in the quarter.

Net Income for the quarter increased 53.1 percent to $78.3 million and increased to 7.2 percent of sales compared to 5.3 percent the prior-year quarter.

Backlog increased to $1.54 billion at September 30, 1997 compared to $1.36 billion the prior year and $1.49 billion at June 30, 1997.

RESULTS BY BUSINESS SEGMENT

INDUSTRIAL - Net sales of the Industrial Segment increased 11.3 percent to $849.9 million compared to $763.5 million the prior year. Industrial North American sales increased 16.2 percent while Industrial International sales increased 1.8 percent. Without the significant impact of currency-rate changes International sales volume increased more than 16 percent. A key factor for the quarter was the strength of nearly all of the industrial markets in North America and a continuing recovery in industrial markets overseas. Favorable economic conditions in Latin America also contributed to the volume growth.

Operating income for the Industrial Segment increased 34.7 percent to $109.8 million. Industrial North America increased 30.7 percent and Industrial International increased 55.9 percent. North American operating income, as a percent of sales, increased to 15.3 percent from 13.6 percent while International increased to 7.6 percent from 5.0 percent. These increases reflect better capacity utilization as market demand improved, especially within the heavy duty truck, semiconductor fabrication and factory automation product markets, resulting in increased volume and a more profitable product mix.

Industrial Segment backlog increased 12.9 percent compared to a year ago, and
2.4 percent since June 30, 1997. Business conditions appear favorable for the remainder of the fiscal year for both the North American and International operations.

AEROSPACE - Net sales of the Aerospace Segment were up 19.2 percent for the quarter primarily due to the continuing strong upswing of the commercial aviation business.

Income from operations increased 76.4 percent year to year, resulting in Income from operations as a percent of sales increasing to 15.8 percent from
10.7 percent. The current quarter benefited from a more favorable product mix as commercial aftermarket sales were especially strong. Increased volume throughout Aerospace has improved capacity utilization and has also contributed to the higher margins. Fiscal 1997 margins had been negatively impacted by the integration of the Abex acquisition.

Backlog for the Aerospace Segment increased 14.3 percent compared to a year ago and increased 4.6 percent since June 30, 1997. As backlog for the commercial aviation business continues to increase, management anticipates continuing growth for the Aerospace Segment. A change in product mix in the future, to heavier OEM volume, could result in lower margins than were achieved in the first quarter.

Corporate general and administrative expenses increased to $16.0 million for fiscal 1998 compared to $12.1 million the prior year. The increase is primarily due to the current classification of certain staff as Corporate rather than segment operating staff as in prior years.


BALANCE SHEET

Working capital decreased to $704.8 million at September 30, 1997 from $783.6 million at June 30, 1997, with the ratio of current assets to current liabilities decreasing to 1.8 to 1. The decrease in working capital was primarily due to increased Notes payable as a result of recent acquisitions.

Accounts receivable and Inventories increased since June 30, 1997, as a result of acquisitions within the Industrial segment and volume increases throughout both the Industrial and Aerospace operations. Days sales outstanding and months supply increased slightly during the quarter.

Other assets increased $110.1 million since June 30, 1997, primarily due to an increase in goodwill from acquisitions.

The increase in Accrued domestic and foreign taxes to $85.6 million at September 30, 1997 from $51.4 million at June 30, 1997 is essentially due to the timing of the quarterly income tax payments.

Other liabilities increased $13.5 million to $37.6 million at September 30, 1997 primarily due to a reclassification from current Accrued liabilities resulting from participants electing to defer certain incentive compensation benefits.

The debt to debt-equity ratio increased to 28.1 percent at September 30, 1997 compared to 24.5 percent as of June 30, 1997 primarily due to an increase in Notes payable.


STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $73.3 million in fiscal 1998 compared to $100.5 million for the three months ended September 30, 1996. The reduction in cash provided was primarily due to $43.5 million in cash used for increases in Accounts receivable and Inventories in the current year, compared to $22.9 million cash provided by decreases in fiscal 1997. Also, increases in long-term investments in the current year resulted in an incremental use of $20.0 million cash within Other assets. These uses were partially offset by the $27.2 million increase in Net income and a $20.1 million reduction in the cash used for Accounts payable during the quarter.

Net cash used in investing activities increased to $195.2 million for fiscal 1998 compared to $62.1 million for fiscal 1997 primarily due to an additional $126.4 million used for acquisitions. Capital expenditures also increased to $60.4 million in fiscal 1998 compared to $43.0 million in fiscal 1997.

Financing activities provided net cash of $93.4 million in fiscal 1998 as opposed to using cash of $34.8 million for the three months ended September 30, 1996. The change resulted primarily from Notes payable providing cash of $120.7 million in fiscal 1998 compared to using cash of $14.4 million the prior year.

                      PARKER-HANNIFIN CORPORATION

                      PART II - OTHER INFORMATION


            Item 4.   Submission of Matters to a Vote of Security Holders.

            (a) The Annual Meeting of the Shareholders of the Registrant was held on October 22, 1997.

            (b)   Not applicable.

            (c) (i) The Shareholders elected five directors to the three-year class whose term of office will expire in 2000, as follows:

                                              Votes For     Votes Withheld

                      Duane E. Collins        60,750,922       2,773,037
                      Allen H. Ford           60,739,512       2,784,447
                      Allan L. Rayfield       60,757,197       2,766,762
                      Paul G. Schloemer       60,659,383       2,864,576
                      Michael A. Treschow     60,753,804       2,770,155

                      No Shareholders abstained.

                (ii) The Shareholders approved an amendment to the Corporation's Amended Articles of Incorporation to increase the authorized number of Common Shares from 300,000,000 to 600,000,000, as follows:

                      For                     56,548,234
                      Against                  6,634,028
                      Abstain                    341,697

                (iii) The Shareholders approved an amendment to the
                      Corporation's Amended Articles of Incorporation to change the principal place of business of the Corporation in Ohio from the City of Cleveland to the City of Mayfield Heights, as follows:

                      For                     63,010,844
                      Against                    163,280
                      Abstain                    349,835

                (iv) The Shareholders approved an amendment to the Corporation's 1993 Stock Incentive Program to limit to 500,000 the number of stock options which may be granted to any employee in any three-year period, as follows:

                      For                     60,270,363
                      Against                  2,898,486
                      Abstain                    355,110

                (v) The Shareholders approved the appointment of Coopers & Lybrand L.L.P. as auditors of the Corporation for the fiscal year ending June 30, 1998, as follows:

                      For                     63,169,652
                      Against                     86,747
                      Abstain                    267,560

            (d)   Not applicable.

            Item 6.   Exhibits and Reports on Form 8-K.

            (a) The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K:

            Exhibit 3  - Amended Articles of Incorporation, as
amended on October 22, 1997

            Exhibit 10 - 1993 Stock Incentive Program, as amended on October 22, 1997

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


                                           PARKER-HANNIFIN CORPORATION
                                                   (Registrant)



                                              Michael J. Hiemstra
                                              Michael J. Hiemstra
                                          Vice President - Finance and
                                          Administration and Chief
                                          Financial Officer



Date:  November 14, 1997

                               EXHIBIT INDEX



Exhibit No.               Description of Exhibit

     3                    Amended Articles of Incorporation, as
                          amended on October 22, 1997

    10 1993 Stock Incentive Program, as amended on October 22, 1997

    11                    Computation of Earnings
                          Per Common Share

    27                    Financial Data Schedule