Form 10-Q
period 1997-12-31
PARKER HANNIFIN CORP
filed 1998-02-12
CIK 76334

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q



[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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


                  Yes  X .         No.


Number of Common Shares outstanding at December 31, 1997  110,884,096

                             PART I - FINANCIAL INFORMATION

                               PARKER-HANNIFIN CORPORATION
                            CONSOLIDATED STATEMENT OF INCOME
                    (Dollars in  thousands, except per share amounts)
                                       (Unaudited)

                                        Three Months Ended          Six Months Ended
                                           December 31,                December 31,
                                   _________________________   _________________________
                                          1997          1996          1997          1996
                                   ___________   ___________   ___________   ___________
Net sales                          $ 1,114,948   $   969,587   $ 2,198,117   $ 1,928,915
Cost of sales                          862,209       761,323     1,689,348     1,515,821
                                   ___________   ___________   ___________   ___________
Gross profit                           252,739       208,264       508,769       413,094
Selling, general and
   administrative expenses             132,961       119,543       258,236       233,987
                                   ___________   ___________   ___________   ___________
Income from operations                 119,778        88,721       250,533       179,107

Other income (deductions):
   Interest expense                    (13,082)      (11,942)      (23,519)      (24,256)
   Interest and other income, net        3,868         5,351         4,885         7,131
                                   ___________   ___________   ___________   ___________
                                        (9,214)       (6,591)      (18,634)      (17,125)
                                   ___________   ___________   ___________   ___________
Income before income taxes             110,564        82,130       231,899       161,982

Income taxes                            39,250        29,566        82,324        58,313
                                   ___________   ___________   ___________   ___________
Net income                         $    71,314   $    52,564   $   149,575   $   103,669
                                   ===========   ===========   ===========   ===========

Earnings per share - Basic         $       .64   $       .47   $      1.34   $       .93
Earnings per share - Diluted       $       .63   $       .47   $      1.33   $       .92

Cash dividends per common share    $       .15   $       .12   $       .30   $       .24

              See accompanying notes to consolidated financial statements.

                          PARKER-HANNIFIN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                  (Unaudited)

                                                    December 31,      June 30,
                                                            1997          1997
                                                     ___________   ___________
ASSETS
Current assets:
  Cash and cash equivalents                          $    36,681   $    68,997
  Accounts receivable, net                               578,433       601,724
  Inventories:
    Finished products                                    377,403       317,494
    Work in process                                      329,783       304,743
    Raw materials                                        117,856       105,610
                                                     ___________   ___________
                                                         825,042       727,847

  Prepaid expenses                                        15,383        17,366
  Deferred income taxes                                   93,801        83,627
                                                     ___________   ___________
      Total current assets                             1,549,340     1,499,561

Plant and equipment                                    2,234,620     2,138,591
  Less accumulated depreciation                        1,177,452     1,117,848
                                                     ___________   ___________
                                                       1,057,168     1,020,743
Excess cost of investments over
   net assets acquired                                   370,113       285,264
Investments and other assets                             220,970       193,378
                                                     ___________   ___________
      Total assets                                   $ 3,197,591   $ 2,998,946
                                                     ===========   ===========

LIABILITIES
Current liabilities:
  Notes payable                                      $   205,733   $    69,738
  Accounts payable, trade                                249,975       266,848
  Accrued liabilities                                    302,294       328,051
  Accrued domestic and foreign taxes                      44,385        51,374
                                                     ___________   ___________
      Total current liabilities                          802,387       716,011

Long-term debt                                           474,436       432,885
Pensions and other postretirement benefits               256,755       252,709
Deferred income taxes                                     27,443        26,007
Other liabilities                                         39,363        24,033
                                                     ___________   ___________
      Total liabilities                                1,600,384     1,451,645

SHAREHOLDERS' EQUITY
Serial preferred stock, $.50 par value;
   authorized 3,000,000 shares; none issued                --            --
Common stock, $.50 par value; authorized
   600,000,000 shares; issued 111,812,025 shares at
   December 31 and 111,809,085 shares at June 30          55,906        55,905
Additional capital                                       137,501       150,702
Retained earnings                                      1,494,435     1,378,297
Foreign currency translation adjustments                 (50,181)      (27,345)
                                                     ___________   ___________
                                                       1,637,661     1,557,559
Common stock in treasury at cost;
  927,929 shares at December 31 and
  282,915 shares at June 30                              (40,454)      (10,258)
                                                     ___________   ___________
      Total shareholders' equity                       1,597,207     1,547,301
                                                     ___________   ___________
      Total liabilities and shareholders' equity     $ 3,197,591   $ 2,998,946
                                                     ===========   ===========

     See accompanying notes to consolidated financial statements.

                         PARKER-HANNIFIN CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)

                                                          Six Months Ended
                                                             December 31,
                                                       _____________________
                                                            1997        1996
                                                       _________   _________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $ 149,575   $ 103,669
  Adjustments to reconcile net income to net cash
        provided by operations:
     Depreciation                                         79,906      75,807
     Amortization                                         13,079      12,195
     Deferred income taxes                               (16,111)    (10,401)
     Foreign currency transaction loss                     1,171         918
     Gain on sale of plant and equipment                    (766)    (10,877)
  Changes in assets and liabilities:
      Accounts receivable                                 30,376      34,538
      Inventories                                        (84,278)        589
      Prepaid expenses                                     2,008       2,314
      Other assets                                       (20,674)     (8,784)
      Accounts payable, trade                            (20,106)    (45,762)
      Accrued payrolls and other compensation            (21,347)    (20,720)
      Accrued domestic and foreign taxes                  (6,135)     (5,308)
      Other accrued liabilities                            8,220      18,123
      Pensions and other postretirement benefits           5,418       5,820
      Other liabilities                                    6,602       3,412
                                                       _________   _________
           Net cash provided by operating activities     126,938     155,533

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions (excluding cash of $697 in 1996)         (143,546)    (17,926)
  Capital expenditures                                  (112,000)    (83,051)
  Proceeds from sale of plant and equipment                2,983       8,419
  Other                                                   (3,053)    (14,566)
                                                       _________   _________
           Net cash used in investing activities        (255,616)   (107,124)

CASH FLOWS FROM FINANCING ACTIVITIES
  (Payments) from common share activity                  (44,732)     (2,618)
  Proceeds (payments) from notes payable, net            132,021     (27,827)
  Proceeds from long-term borrowings                      50,086         171
  Payments of long-term borrowings                        (6,213)    (11,532)
  Dividends                                              (33,407)    (26,766)
                                                       _________   _________
           Net cash provided by (used in)
              financing activities                        97,755     (68,572)
  Effect of exchange rate changes on cash                 (1,393)     (1,058)
                                                       _________   _________
  Net (decrease) in cash and cash equivalents            (32,316)    (21,221)
  Cash and cash equivalents at beginning of year          68,997      63,953
                                                       _________   _________
  Cash and cash equivalents at end of period           $  36,681   $  42,732
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


Results by Business Segment:
                                              Three Months Ended           Six Months Ended
                                                  December 31,                 December 31,
                                          _________________________    _________________________
                                                 1997          1996           1997          1996
                                          ___________   ___________    ___________   ___________
Net sales, including intersegment sales
    Industrial:
        North America                     $   595,442   $   498,975    $ 1,180,941   $ 1,002,725
        International                         280,926       264,603        545,324       524,363
    Aerospace                                 239,071       206,257        472,625       402,193
    Intersegment sales                           (491)         (248)          (773)         (366)
                                          ___________   ___________    ___________   ___________
Total                                     $ 1,114,948   $   969,587    $ 2,198,117   $ 1,928,915
                                          ===========   ===========    ===========   ===========

Income from operations before corporate
  general and administrative expenses
    Industrial:
        North America                     $    82,781   $    66,422    $   172,463   $   135,025
        International                          18,691         9,190         38,842        22,119
    Aerospace                                  35,405        25,315         72,321        46,239
                                          ___________   ___________    ___________   ___________
Total                                         136,877       100,927        283,626       203,383

Corporate general and administrative
  expenses                                     17,099        12,206         33,093        24,276
                                          ___________   ___________    ___________   ___________
Income from operations                    $   119,778   $    88,721    $   250,533   $   179,107
                                          ===========   ===========    ===========   ===========


                    See accompanying notes to consolidated financial statements.

                          PARKER-HANNIFIN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Dollars in thousands, except per share amounts

                            _______________________




1.   Management Representation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1997, the results of operations for the three and six months ended December 31, 1997 and 1996 and cash flows for the six months then ended.


2.   Earnings per share

     Earnings per share have been computed according to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS 128 replaced the previously reported "primary earnings per share" with "basic earnings per share" and replaced "fully diluted earnings per share" with "diluted earnings per share". This Statement had no effect on the resulting earnings per share for the Company. Earnings per share were computed as follows:

                                   Three Months Ended             Six Months Ended
                                       December 31,                  December 31,
                                _________________________    _________________________
                                       1997          1996           1997          1996
                                ___________   ___________    ___________   ___________
Numerator:
Net income applicable
  to common shares                 $ 71,314      $ 52,564      $ 149,575     $ 103,669

Denominator:
Basic - weighted average
  common shares                 111,128,438   111,576,773    111,365,904   111,515,685
Increase in weighted average
  from dilutive effect of
  exercise of stock options       1,052,499       837,390        952,230       854,615
                                ___________   ___________    ___________   ___________
Diluted - weighted average
  common shares, assuming
  exercise of stock options     112,180,937   112,414,163    112,318,134   112,370,300
                                ===========   ===========    ===========   ===========

Basic earnings per share             $  .64        $  .47        $  1.34        $  .93
Diluted earnings per share           $  .63        $  .47        $  1.33        $  .92

3.   Stock repurchase program

     The Board of Directors has approved a program to repurchase the Company's common stock on the open market, at prevailing prices. The repurchase will be funded from operating cash flows and the shares will initially be held as treasury stock. During the three-month period ended December 31, 1997 the Company purchased 782,127 shares of its common stock at an average price of $44.291 per share. Year-to-date the Company has purchased 1,045,772 shares at an average price of $44.091 per share.

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

                         PARKER-HANNIFIN CORPORATION

                                  FORM 10-Q
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997
                AND COMPARABLE PERIODS ENDED DECEMBER 31, 1996



CONSOLIDATED STATEMENT OF INCOME

Net sales increased 15.0 percent for the second quarter and 14.0 percent for the six-month period ended December 31, 1997. Without the effect of acquisitions the increases would have been 11.9 percent for both periods. In addition to acquisitions, these increases are the result of the continuing strength of the North American Industrial markets, unprecedented demand for aerospace products and a steady recovery in Europe.

Income from operations was $119.8 million for the current second quarter and $250.5 million for the current six months, an increase of 35.0 percent for the quarter and 39.9 percent for the six months. As a percent of sales, Income from operations increased to 10.7 percent from 9.2 percent for the quarter and to 11.4 percent from 9.3 percent for the six months. Cost of sales as a percent of sales decreased to 77.3 percent from 78.5 percent for the quarter and to 76.9 percent from 78.6 percent for the six-month period. Selling, general and administrative expenses, as a percent of sales, also decreased, improving to 11.9 percent of sales from 12.3 percent for the quarter and to
11.7 percent from 12.1 percent for the six months. The improved margins are the result of higher volume among most of the operations, and therefore better absorption of fixed costs.

Interest expense increased $1.1 million for the quarter ended December 31, 1997, compared to the same period ended December 31, 1996, due to the increased borrowings incurred to complete recent acquisitions. Interest expense for the current six months decreased $.7 million compared to the same period for the prior year.

Interest and other income for the prior-year quarter and six months includes $17.1 million income from the sale of real estate in California. This income was substantially offset by $13.3 million accrued for exit costs and charges for impaired assets related to the relocation of the corporate headquarters.

Net income increased 35.7 percent for the quarter, and 44.3 percent for the half, as compared to the prior year. As a percent of sales, Net income increased to 6.4 percent from 5.4 percent for the quarter and to 6.8 percent from 5.4 percent for the six months.

Backlog increased to $1.64 billion at December 31, 1997 compared to $1.39 billion the prior year and $1.49 billion at June 30, 1997. A majority of the increase over the prior year was the result of growth within the Aerospace Segment. The increase since June 30, 1997 has occurred in both the Industrial and Aerospace operations.


BUSINESS SEGMENT INFORMATION BY INDUSTRY

INDUSTRIAL - The Industrial Segment operations achieved the following Net sales increases in the current year when compared to the equivalent prior-year period:

                                Period ending December 31,
                               Three Months      Six Months

    Industrial North America       19.3 %           17.8 %
    Industrial International        6.2 %            4.0 %
    Total Industrial               14.8 %           13.0 %

Without the effect of currency-rate changes, International sales would have increased over 19 percent for the quarter and over 17 percent for the six months. Without the effect of acquisitions completed within the past 12 months, the increases in Net sales would have been:

                                Period ending December 31,
                               Three Months      Six Months

    Industrial North America       15.3 %           15.2 %
    Industrial International        2.4 %            1.4 %
    Total Industrial               10.8 %           10.5 %


Operating income for the Industrial Segment increased 34.2 percent for the quarter and 34.5 percent for the six months. Industrial North American Operating income increased 24.6 percent for the quarter and 27.7 percent for the six months while Industrial International results more than doubled for the quarter and increased 75.6 percent for the six months. Without the effect of acquisitions the total Industrial Segment Operating income would have increased 31.5 percent for the quarter and 33.4 percent for the six months.
As a percent of sales, Industrial North American Operating income increased to
13.9 percent from 13.3 percent for the quarter and to 14.6 percent from 13.5 percent for the six months. Industrial International Operating income increased to 6.7 percent from 3.5 percent for the quarter, and to 7.1 percent from 4.2 percent for the six months.

Order demand has been strong for the North American Industrial operations, especially within industries such as electromagnetic shielding, factory automation, machine tool and light and heavy-duty truck manufacturing. Based upon this demand, management expects continuing strength throughout the second half. Related markets within Europe are also experiencing steady growth which is helping to utilize existing capacity and improve margins. In addition, previous years' acquisitions are now fully integrated and able to contribute higher margins. Management expects this growth and improved margins to continue during the second half.

The Company's exposure to Asia Pacific markets is relatively minor. Current-year operations are profitable and experiencing returns equivalent to the prior year.

Total Industrial Segment backlog increased 16.8 percent compared to December 31, 1996 and 12.1 percent since June 30, 1997. Approximately one-fourth of the increase in both periods is the result of acquisitions. The remainder of the growth is internal growth primarily within the North American operations.


AEROSPACE - Aerospace Segment Net sales were up 15.9 percent for the quarter and 17.5 percent for the six months. Increased commercial aircraft deliveries and continued penetration of the commercial repair and overhaul businesses contributed to the higher volume.

Operating income for the Aerospace Segment increased 39.9 percent for the quarter and 56.4 percent for the six-month period. As a percent of sales Operating income improved to 14.8 percent from 12.3 percent for the quarter and to 15.3 percent from 11.5 percent for the six-month period. Prior-year margins were affected by the lower margins of the Abex operations which are now more fully integrated with the segment.

Management expects the Aerospace operations will continue to strengthen through the second half of the fiscal year as orders show excellent prospects for continued profitable growth. Backlog for the Aerospace Segment increased
17.8 percent from December 31, 1996, and 8.9 percent since June 30, 1997 as original equipment orders continue to build.

CONSOLIDATED BALANCE SHEET

Working capital decreased to $747.0 million at December 31, 1997 from $783.6 million at June 30, 1997 with the ratio of current assets to current liabilities decreasing slightly to 1.9 to 1. The decrease was primarily due to an increase in Notes payable, partially offset by an increase in Inventories.

Accounts receivable were lower on December 31, 1997 than on June 30, 1997 primarily due to the lower level of sales in the month of December as a result of the holidays. Days sales outstanding have increased slightly since June 30, 1997.

Inventories increased since June 30, 1997 as a result of acquisitions within the Industrial segment and volume increases throughout both the Industrial and Aerospace operations. Months supply increased slightly since June 30, 1997.

Accounts payable, trade decreased $16.9 million since June 30, 1997 with the reduction occurring consistently throughout the operations. A portion of the decrease was the result of lower production in the month of December.

The debt to debt-equity ratio increased to 29.9 percent at December 31, 1997 from 24.5 percent at June 30, 1997 as a result of increases in Notes payable and Long-term debt, both of which were utilized to finance recent acquisitions.


CONSOLIDATED STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $126.9 million for the six months ended December 31, 1997, as compared to $155.5 million for the same six months in 1996. The reduction in cash provided was primarily due to $84.3 million in cash used for an increase in Inventories in the current year, compared to $.5 million cash provided by a decrease in Inventories in fiscal 1997. Also, increases in long-term investments in the current year resulted in an incremental use of $11.9 million cash within Other assets. These uses were partially offset by the $45.9 million increase in Net income and a $25.6 million reduction in the cash used for Accounts payable.

Net cash used in investing activities increased to $255.6 million for the first six months of fiscal 1998 compared to $107.1 million for same period in fiscal 1997 primarily due to an additional $125.6 million used for acquisitions. Capital expenditures also increased to $112.0 million for the first six months in fiscal 1998 compared to $83.1 million in the first six months of fiscal 1997.

Financing activities provided net cash of $97.8 million in the first six months of fiscal 1998 as opposed to using cash of $68.6 million for the six months ended December 31, 1996. The change resulted primarily from Notes payable providing cash of $132.0 million in the first six months of fiscal 1998 compared to using cash of $27.8 million the prior year.

                          PARKER-HANNIFIN CORPORATION

                          PART II - OTHER INFORMATION



            Item 2. Changes in Securities.

            During the quarter ended December 31, 1997, the Registrant issued 3,535 Common Shares, $.50 per value, to three Directors of the Registrant in lieu of fees pursuant to the Registrant's Non-Employee Directors Stock Plan, in reliance on Section 4(2) of the Securities Act of 1933, as amended.


            Item 6. Exhibits and Reports on Form 8-K.

            (a) The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K:


            Exhibit 27 - Financial Data Schedule


            (b) The Registrant filed a report on Form 8-K on December 16, 1997 with respect to the computation of ratio of earnings to fixed charges.







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



                                      PARKER-HANNIFIN CORPORATION
                                              (Registrant)



                                         Michael J. Hiemstra
                                         Michael J. Hiemstra
                                         Vice President - Finance and
                                         Administration and Chief
                                         Financial Officer



Date:  February 12, 1998

                                 EXHIBIT INDEX



     Exhibit No.          Description of Exhibit


         27             Financial Data Schedule