Form 10-Q
period 1998-03-31
PARKER HANNIFIN CORP
filed 1998-05-14
CIK 76334

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                    OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

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

                       Yes  X .            No    .

Number of Common Shares outstanding at March 31, 1998      110,577,918

                         PART I - FINANCIAL INFORMATION

                          PARKER-HANNIFIN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                               Three Months Ended          Nine Months Ended
                                     March 31,                  March 31,
                           ------------------------   ------------------------
                                  1998         1997          1998         1997
                           -----------  -----------   -----------  -----------
Net sales                  $ 1,196,548  $ 1,047,100   $ 3,394,665  $ 2,976,015
Cost of sales                  912,322      800,578     2,601,670    2,316,399
                           -----------  -----------   -----------  -----------
Gross profit                   284,226      246,522       792,995      659,616
Selling, general and
   administrative expenses     138,458      115,747       396,694      349,734
                           -----------  -----------   -----------  -----------
Income from operations         145,768      130,775       396,301      309,882
Other income (deductions):
   Interest expense            (13,512)     (11,819)      (37,031)     (36,075)
   Interest and other
    income, net                   (363)         664         4,522        7,795
                           -----------  -----------   -----------  -----------
                               (13,875)     (11,155)      (32,509)     (28,280)

Income before income taxes     131,893      119,620       363,792      281,602
Income taxes                    48,668       41,656       130,992       99,969
                           -----------  -----------   -----------  -----------
Net income                 $    83,225  $    77,964   $   232,800  $   181,633
                           ===========  ===========   ===========  ===========

Earnings per share - Basic       $ .76        $ .70        $ 2.10       $ 1.63
Earnings per share - Diluted     $ .75        $ .70        $ 2.08       $ 1.62

Cash dividends per common share  $ .15        $ .13 	     $  .45       $  .37

        See accompanying notes to consolidated financial statements.

                                    - 2 -

                          PARKER-HANNIFIN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)

                                                  March 31,      June 30,
                                                    1998           1997
    ASSETS                                       ----------    -----------
Current assets:
  Cash and cash equivalents                     $    42,445    $    68,997
  Accounts receivable, net                          677,610        601,724
  Inventories:
    Finished products                               404,585        317,494
    Work in process                                 345,607        304,743
    Raw materials                                   123,098        105,610
                                                -----------    -----------
                                                    873,290        727,847

  Prepaid expenses                                   17,787         17,366
  Deferred income taxes                              91,142         83,627
                                                -----------    -----------
    Total current assets                          1,702,274      1,499,561

Plant and equipment                               2,282,688      2,138,591
  Less accumulated depreciation                   1,201,199      1,117,848
                                                -----------     ----------
                                                  1,081,489      1,020,743
Excess cost of investments
  over net assets acquired                          377,908        285,264
Investments and other assets                        226,885        193,378
                                                -----------    -----------
    Total assets                                $ 3,388,556    $ 2,998,946
                                                ===========    ===========

    LIABILITIES
Current liabilities:
  Notes payable                                 $   255,161    $    69,738
  Accounts payable, trade                           283,938        266,848
  Accrued liabilities                               328,290        328,051
  Accrued domestic and foreign taxes                 68,225         51,374
                                                -----------    -----------
    Total current liabilities                       935,614        716,011

Long-term debt                                      487,485        432,885
Pensions and other postretirement benefits          260,730        252,709
Deferred income taxes                                26,963         26,007
Other liabilities                                    41,905         24,033
                                                -----------    -----------
    Total liabilities                             1,752,697      1,451,645

    SHAREHOLDERS' EQUITY
Serial preferred stock, $.50 par value;
   authorized 3,000,000 shares; none issued             --             --
Common stock, $.50 par value; authorized
   600,000,000 shares; issued 111,812,025 shares
   at March 31 and 111,809,085 shares at June 30     55,906         55,905
Additional capital                                  133,436        150,702
Retained earnings                                 1,561,123      1,378,297
Foreign currency translation adjustments            (61,030)       (27,345)
                                                -----------    -----------
                                                  1,689,435      1,557,559
Common stock in treasury at cost;
  1,234,107 shares at March 31 and
  282,915 shares at June 30                         (53,576)       (10,258)
                                                -----------    -----------
    Total shareholders' equity                    1,635,859      1,547,301
                                                -----------    -----------
    Total liabilities and shareholders' equity  $ 3,388,556    $ 2,998,946
                                                ===========    ===========

        See accompanying notes to consolidated financial statements.

                          PARKER-HANNIFIN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                           Nine Months Ended
                                                               March 31,
                                                        ----------------------
                                                          1998          1997
                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $ 232,800     $ 181,633
  Adjustments to reconcile net income to net cash
      provided by operations:
     Depreciation                                        117,928       113,374
     Amortization                                         20,168        18,151
     Deferred income taxes                               (17,858)      (11,730)
     Foreign currency transaction loss                     2,294         1,323
     Gain on sale of plant and equipment                    (850)      (10,405)
     Write-off of purchased in-process R&D                 5,200

  Changes in assets and liabilities:
      Accounts receivable                                (61,196)      (46,305)
      Inventories                                       (128,150)        6,483
      Prepaid expenses                                       240         1,514
      Other assets                                       (24,123)       (9,003)
      Accounts payable, trade                              5,636       (37,917)
      Accrued payrolls and other compensation             14,062        (3,989)
      Accrued domestic and foreign taxes                  16,819           201
      Other accrued liabilities                           (2,313)       34,040
      Pensions and other postretirement benefits          10,386         1,720
      Other liabilities                                    7,034         3,563
                                                       ---------     ---------
        Net cash provided by operating activities        198,077       242,653

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions (less cash acquired of $2,320 in 1998
         and $917 in 1997)                              (172,859)      (27,424)
  Capital expenditures                                  (162,940)     (124,524)
  Proceeds from sale of plant and equipment                4,195         9,417
  Other                                                    3,118        (7,620)
                                                       ---------     ---------
        Net cash used in investing activities           (328,486)     (150,151)

CASH FLOWS FROM FINANCING ACTIVITIES
  (Payments) from common share activity                  (70,969)       (3,156)
  Proceeds (payments) from notes payable, net            187,031       (41,460)
  Proceeds from long-term borrowings                      52,097         1,994
  Payments of long-term borrowings                       (12,580)      (23,817)
  Dividends                                              (49,943)      (41,663)
                                                       ---------     ---------
        Net cash provided by (used in) financing
          activities                                     105,636      (108,102)

  Effect of exchange rate changes on cash                 (1,779)       (2,407)
                                                       ---------     ---------
  Net (decrease) in cash and cash equivalents            (26,552)      (18,007)
  Cash and cash equivalents at beginning of year          68,997        63,953
                                                       ---------     ---------
  Cash and cash equivalents at end of period           $  42,445     $  45,946
                                                       =========     =========

    Noncash Investing activities:
      In 1998 Treasury stock valued at $9,750 was issued for an acquisition.

          See accompanying notes to consolidated financial statements.

                                    - 4 -

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



Results by Business Segment:
                                Three Months Ended        Nine Months Ended
                                     March 31,                 March 31,
                           ------------------------  ------------------------
                               1998         1997         1998         1997
                           -----------  -----------  -----------  -----------
Net sales, including intersegment sales
    Industrial:
        North America      $   645,739  $   561,474  $ 1,826,680  $ 1,564,199
        International          295,692      268,868      841,016      793,231
    Aerospace                  255,534      216,904      728,159      619,097
    Intersegment sales            (417)        (146)      (1,190)        (512)
                           -----------  -----------  -----------  -----------
Total                      $ 1,196,548  $ 1,047,100  $ 3,394,665  $ 2,976,015
                           ===========  ===========  ===========  ===========

Income from operations before corporate
  general and administrative expenses
    Industrial:
        North America      $    93,934  $    92,168  $   266,397  $   227,193
        International           23,828       22,943       62,670       45,062
    Aerospace                   45,079       28,147      117,400       74,386
                           -----------  -----------  -----------  -----------
Total                          162,841      143,258      446,467      346,641

Corporate general and
  administrative expenses       17,073       12,483       50,166       36,759
                           -----------  -----------  -----------  -----------
Income from operations     $   145,768  $   130,775  $   396,301  $   309,882
                           ===========  ===========  ===========  ===========

           See accompanying notes to consolidated financial statements.

                                    - 5 -

                          PARKER-HANNIFIN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Dollars in thousands, except per share amounts
                            _______________________



1. Management representation
   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three and nine months ended March 31, 1998 and 1997 and cash flows for the nine months then ended.


2. Non-recurring charge
   During the three-month period ended March 31, 1998 the Company incurred an acquisition-related charge of $5.2 million or $.05 per share. The independent appraisal of Computer Technology Corporation, a February 1998 acquisition, attributed a portion of the goodwill premium to in-process research and development. Generally accepted accounting principles require research and development to be expensed. The charge was recorded to Cost of sales within the North American Industrial segment.


3. Earnings per share
   Earnings per share have been computed according to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS 128 replaced the previously reported "primary earnings per share" with "basic earnings per share" and replaced "fully diluted earnings per share" with "diluted earnings per share". This Statement had no effect on the resulting earnings per share for the Company. Earnings per share were computed as follows:

                             Three Months Ended         Nine Months Ended
                                   March 31,                 March 31,
                          ------------------------  ------------------------
                               1998         1997         1998         1997
Numerator:                -----------  -----------  -----------  -----------
Net income applicable
  to common shares           $ 83,225     $ 77,964    $ 232,800    $ 181,633

Denominator:
Basic - weighted
  average common shares   110,480,290  111,697,183  111,070,700  111,576,184
Increase in weighted
  average from dilutive
  effect of exercise of
  stock options             1,326,400      879,611    1,076,954      870,087
Diluted - weighted
  average common shares,
  assuming exercise of
  stock options           111,806,690  112,576,794  112,147,654  112,446,271

Basic earnings per share       $  .76       $  .70      $  2.10      $  1.63
Diluted earnings per share     $  .75       $  .70      $  2.08      $  1.62

4. Stock repurchase program
   The Board of Directors has approved a program to repurchase the Company's common stock on the open market, at prevailing prices. The repurchase is funded from operating cash flows and the shares are initially held as treasury stock. During the three-month period ended March 31, 1998 the Company purchased 657,500 shares of its common stock at an average price of $43.52 per share. Year-to-date the Company has purchased 1,703,272 shares at an average price of $43.87 per share.


5. Acquisitions
   In April 1998 the Company acquired the equity of Extrudit Ltd., a British tubing manufacturer located in Buxton, England. Extrudit had prior-year annual sales of approximately $5.0 million.

Also in April 1998 the Company purchased the equity of UCC Securities Limited of Thetford, Norfolk, England. UCC designs, manufactures and markets a broad range of technology-based hydraulic filtration products and had prior-year annual sales of approximately $30.0 million.

The Company also acquired the equity of Sempress Pneumatics located near Rotterdam, the Netherlands in April 1998. This manufacturer of pneumatic cylinders and valves had prior-year annual sales of approximately $17.0 million.

In March 1998 the Company acquired the assets of Temeto AB located in Flen, Sweden. This distributor of hydraulic components had prior-year annual sales of approximately $14.0 million.

Also in March 1998 the Company purchased the remaining 51% of two Korean joint ventures - HS Parker Company Ltd., in Yangsan, and the HS Parker Air Conditioning Components Company Ltd., in Chonan. Prior-year annual sales were approximately $25.0 million and $9.5 million, respectively, for these operations. These operations manufacture hydraulic hose, fittings, hose assemblies and accumulators.

In February 1998 the Company acquired Computer Technology Corporation of Milford, Ohio via merger. Prior-year annual sales for this manufacturer of man-machine interface solutions were $13.8 million.

In September 1997 the Company acquired the assets of the Skinner Valve Division and the equity of Lucifer S.A. from Honeywell. Skinner, headquartered in New Britain, Connecticut and Lucifer, headquartered in Geneva, Switzerland, had prior-year annual sales of approximately $93.8 million.

In August 1997 the Company acquired the assets of EWAL Manufacturing of Belleville, New Jersey, a leading producer of precision fittings and valves. EWAL, with annual sales of $33.0 million, serves ultra-high-purity markets for the semiconductor, analytical, laboratory and specialty gas industries.

Total purchase price for these businesses was approximately $236.5 million cash and 216,229 shares of common stock valued at $9.7 million. All of the above acquisitions are being accounted for by the purchase method.

                      PARKER-HANNIFIN CORPORATION

                               FORM 10-Q
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998
               AND COMPARABLE PERIODS ENDED MARCH 31, 1997



CONSOLIDATED STATEMENT OF INCOME

Net sales reached a record $1.20 billion for the quarter, an increase of
14.3 percent for the third quarter and 14.1 percent for the nine-month period ended March 31, 1998. Without the effect of acquisitions, the increases would have been 11.3 percent and 11.7 percent, respectively. The growth occurred throughout all segments of the business, reflecting strong demand for both Industrial and Aerospace products.

Income from operations was $151.0 million for the current third quarter and $401.5 million for the current nine months, before an acquisition-related charge of $5.2 million for in-process research & development purchased as part of the acquisition of Computer Technology Corporation. Excluding the non-recurring charge, this resulted in an increase of 15.4 percent for the quarter and 29.6 percent for the nine months compared to the prior year. After the charge, Income from operations was $145.8 million, an 11.5 percent increase for the quarter, and $396.3 million, a
27.9 percent increase for the nine months.

Excluding the R&D charge, Income from operations as a percent of sales remained fairly steady at 12.6 percent for the quarter but increased to
11.8 percent from 10.4 percent for the nine months. After the charge, Income from operations as a percent of sales was 12.2 percent for the quarter and 11.7 percent for the current nine months. Cost of sales, without the R&D charge in 1998, improved as a percent of sales to 75.8 percent from 76.5 percent for the quarter and to 76.5 percent from 77.8 percent for the nine months. The improvement in gross profit is the result of better absorption of fixed costs due to higher volume. In addition, as acquisitions become more integrated they are contributing higher margins. Selling, general and administrative expenses, as a percent of sales, increased to 11.6 percent from 11.1 percent for the quarter, but year-to-date have decreased to 11.7 percent from 11.8 percent. The quarterly increase is primarily due to incentive programs and initiatives to penetrate new markets.

Interest expense increased $1.7 million to $13.5 million for the quarter due to increased borrowings to complete acquisitions. Year-to-date interest has remained steady compared to the prior year.

The effective tax rate for year-to-date 1998 is 36.0 percent, compared to a rate of 35.5 percent in fiscal 1997. The increase in rate is the result of receiving no tax benefit for the acquisition-related $5.2 million charge for in-process R&D.

Net income as a percent of sales, without the R&D charge, remained at 7.4 percent for the quarter and improved to 7.0 percent from 6.1 percent for the nine months. After the charge, Net income was $83.2 million or 7.0 percent of sales for the quarter and $232.8 million or 6.9 percent of sales for the nine months.

Backlog increased to $1.67 billion at March 31, 1998 compared to $1.47 billion the prior year and $1.49 billion at June 30, 1997. Approximately one-half of the increase is due to internal growth within the Aerospace Segment. The growth within the Industrial Segment was approximately two-thirds internal growth and one-third from acquisitions.

The Company's performance benefited from strong order-entry rates and a high level of capacity utilization in North America for both Industrial and Aerospace products. Current order-entry rates reflect a steady economy and favorable business climate for the remainder of the fiscal year. With favorable market conditions, management anticipates continuing improvement during the fourth quarter.


BUSINESS SEGMENT INFORMATION BY INDUSTRY

INDUSTRIAL - The Industrial Segment achieved the following Net sales increases in the current year when compared to the equivalent prior-year period:
                                    Period ending March 31,
                                 Three Months     Nine Months
     Industrial North America        15.0 %          16.8 %
     Industrial International        10.0 %           6.0 %
     Total Industrial                13.4 %          13.2 %

Without the effect of acquisitions completed within the past 12 months, the increases in Net sales would have been:

                                    Period ending March 31,
                                 Three Months     Nine Months
     Industrial North America        11.4 %          13.8 %
     Industrial International         6.2 %           3.0 %
     Total Industrial                 9.7 %          10.2 %

Without the significant impact of changes in currency rates, but with the effect of acquisitions, volume for the Industrial International operations for the third quarter increased over 19 percent and the nine-month increase was approximately 18 percent.

Operating income for the Industrial Segment, before the acquisition-related charge of $5.2 million for in-process R & D, increased 6.8 percent for the quarter and 22.8 percent for the nine months. Industrial North American Operating income, before the charge, increased 7.6 percent for the quarter and 19.5 percent for the nine months. After the charge, North American Operating income was $93.9 million, a 1.9 percent increase for the quarter and $266.4 million, a 17.3 percent increase for the nine months. Industrial International Operating income improved 3.9 percent for the quarter and 39.1 percent for the nine months.

As a percent of sales, Industrial North American Operating income, before the R&D charge, was 15.4 percent compared to 16.4 percent for the prior-year quarter. Nine-month Operating income as a percent of sales improved to 14.9 percent from 14.5 percent. Industrial International Operating income decreased to 8.1 percent from 8.5 percent for the quarter, but increased to 7.5 percent from 5.7 percent for the nine months.

The North American Industrial markets remain healthy. Customers in the better-performing industrial markets during the period were manufacturers of light and heavy-duty trucks, agricultural & construction equipment and machine tools, in addition to the telecommunications and processing industries. Related markets within Europe are also experiencing steady growth.

Total Industrial Segment backlog increased 18.8 percent compared to March 31, 1997 and 17.7 percent since June 30, 1997. Nearly one-third of the increase was the result of acquisitions. The remainder of the increase was internal growth primarily within the North American operations. Strong order-entry indicates a continuation of this growth through the rest of the fiscal year.

AEROSPACE - Aerospace Segment Net sales were up 17.8 percent for the quarter and 17.6 percent for the nine months. The continuing high level of activity reflects robust commercial aircraft deliveries and expanding volume of commercial repair and overhaul business.

Operating income for the Aerospace Segment increased 60.2 percent for the quarter and 57.8 percent for the nine-month period. As a percent of sales Operating income improved to 17.6 percent from 13.0 percent for the quarter and to 16.1 percent from 12.0 percent for the nine-month period. Current-year margins are benefiting from improved capacity utilization due to higher volume. Also, prior-year margins were affected by the lower margins of the Abex operations which are now more fully integrated into the segment. In addition, prior-year margins were impacted by increases to long-term contract reserves related to several new contracts.

Backlog for the Aerospace Segment increased 11.0 percent from March 31, 1997 and 9.53 percent since June 30, 1997. Current order-entry rates indicate a continuation of this growth.


CONSOLIDATED BALANCE SHEET

Working capital decreased to $766.7 million at March 31, 1998 from $783.6 million at June 30, 1997 with the ratio of current assets to current liabilities decreasing to 1.8 to 1. The decline in working capital was primarily due to an increase in Notes payable which was only partially offset by an increase in Inventories.

Notes payable increased $185.4 million since June 30, 1997 to finance recent acquisitions. The debt to debt-equity ratio increased to 31.2 percent at March 31, 1997 from 24.5 percent at June 30, 1997.

Inventories increased $145.4 million since June 30, 1997. Acquisitions contributed $30.4 million of the increase. The majority of the increase occurred within the North American Industrial and Aerospace operations. Months supply increased slightly, primarily within the Aerospace operations.

Other fluctuations on the Balance Sheet include an increase of $75.9 million in Accounts receivable from June 30, 1997 to March 31, 1998. Acquisitions contributed $28.4 million of this increase. Higher sales volume is causing receivables to increase throughout the operations. Days sales outstanding has remained steady.


CONSOLIDATED STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $198.1 million for the nine months ended March 31, 1998, as compared to $242.7 million for the same nine months in 1997. The reduction in cash provided was primarily due to $128.1 million in cash used for an increase in Inventories in the current year, compared to $6.5 million cash provided by a decrease in Inventories in fiscal 1997. In addition, Other accrued liabilities used cash of $2.3 million in fiscal 1998 compared to providing cash of $34.0 million in fiscal 1997. These additional uses were partially offset by the $51.2 million increase in Net income and Accounts payable providing cash of $5.6 million in fiscal 1998 compared to using cash of $37.9 million in fiscal 1997.

Net cash used in investing activities increased to $328.5 million for the first nine months of fiscal 1998 compared to $150.2 million for the same period in fiscal 1997, primarily due to an additional $145.4 million used for acquisitions. Capital expenditures also used additional cash of $38.4 million in fiscal 1998 compared to fiscal 1997.

Financing activities provided net cash of $105.6 million in the first nine months of fiscal 1998 as opposed to using cash of $108.1 million for the nine months ended March 31, 1997. The change resulted primarily from Notes payable providing cash of $187.0 million in fiscal 1998 compared to using cash of $41.5 million the prior year.

                       PARKER-HANNIFIN CORPORATION

                       PART II - OTHER INFORMATION


     Item 2.  Changes in Securities and Use of Proceeds.

              During the quarter ended March 31, 1998, in reliance upon
Section 4(2) of the Securities Act of 1933, as amended, the Registrant issued the following shares of Common Stock, $.50 par value (the "Shares"):

        (a) 216,229 Shares in connection with the merger of Computer Technology Corporation ("CTC") into the Registrant, to shareholders of CTC who elected to receive the Shares in exchange for their CTC common shares; and

        (b) 1,500 Shares upon exercise of stock options pursuant to the Non-Employee Directors Stock Option Plan at an exercise price of $24.667 per share.


     Item 6.  Exhibits and Reports on Form 8-K.

        (a) The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

              Exhibit 27 - Financial Data Schedule

        (b) The Registrant filed a report on Form 8-K on April 6, 1998, in order to file certain Exhibits to its Registration Statement on Form S-3
(File No. 333-47955), which was declared effective on March 23, 1998.


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


                                 PARKER-HANNIFIN CORPORATION
                                        (Registrant)

                                 Michael J. Hiemstra
                                 Michael J. Hiemstra
                                 Vice President - Finance and Administration and Chief Financial Officer


Date:  May 14, 1998

                                 EXHIBIT INDEX



      Exhibit No.                                   Description of Exhibit
      -----------                                   ----------------------
         27                                         Financial Data Schedule