Form 10-K405
period 1998-06-30
PARKER HANNIFIN CORP
filed 1998-09-15
CIK 76334

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.  20549

                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

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

                                                 Name of Each Exchange
    Title of Each Class                           on which Registered

  Common Shares, $.50 par value                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months, and (2) has been subject
to such filing requirements for the past 90 days.  Yes  X     No

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 31, 1998, excluding, for purposes of this computation, only stock holdings of the Registrant's Directors and Officers. $3,078,571,850.


    The number of Common Shares outstanding on August 31, 1998 was 109,307,965.

Portions of the following documents are incorporated by reference:


(1) Annual Report to Shareholders of the Company for the fiscal year ended June 30,1998. Incorporated by reference into Parts I, II and IV hereof.

(2) Definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders. Incorporated by reference into Part III hereof.

                    PARKER-HANNIFIN CORPORATION

                             FORM 10-K

                  Fiscal Year Ended June 30, 1998


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

     The Company's manufacturing, service, distribution and administrative facilities are located in 36 states, Puerto Rico and worldwide in 37 foreign countries. Its motion control technology is used in the products of its two business Segments: Industrial and Aerospace. The products are sold as original and replacement equipment through product and distribution centers worldwide. The Company markets its products through its direct-sales employees and more than 7,500 independent distributors. Parker products are supplied to approximately 400,000 customers in virtually every significant manufacturing, transportation and processing industry. For the fiscal year ended June 30, 1998, net sales were $4,633,023,000; Industrial Segment products accounted for 79% of net sales and Aerospace Segment products for 21%.


MARKETS
     Motion control systems are used throughout industry in applications which include moving of materials, controlling machines, vehicles and equipment and positioning materials during the manufacturing process. Motion control systems contribute to the efficient use of energy and improve industrial productivity.

     The approximately 400,000 customers who purchase the Company's parts are found throughout virtually every significant manufacturing, transportation and processing industry. No customer accounted for more than 6% of the Company's total net sales for the fiscal year.

     The major markets for products of the Fluid Connectors, Hydraulics, Automation and Seal Groups of the Industrial Segment are agricultural machinery, automotive, construction equipment, electronic equipment, fabricated metals, food production, industrial machinery, lumber and paper, machine tools, marine, medical equipment, mining, mobile equipment, chemicals, robotics, semi-conductor equipment, textiles, transportation and every other major production and processing industry. Products manufactured by the Industrial Segment's Climate and Industrial Controls Group are utilized principally in automotive and industrial mobile air conditioning systems, industrial refrigeration systems and home and commercial air conditioning equipment. The major markets for products manufactured by the Instrumentation Group of the Industrial Segment are power generation, oil and gas exploration, petrochemical and chemical processing, pulp and paper, semi-conductor manufacturing, medical and analytical applications. The major markets for products of the Filtration Group of the Industrial Segment are industrial machinery, mobile equipment, process equipment, marine, aviation, environmental and semi-conductor manufacturing. Sales of Industrial Segment products are made to original equipment manufacturers and their replacement markets.

     Aerospace Segment sales are made primarily to the commercial, military and general aviation markets and are made to original equipment manufacturers and to end users for maintenance, repair and overhaul.


PRINCIPAL PRODUCTS, METHODS OF DISTRIBUTION AND COMPETITIVE CONDITIONS

     INDUSTRIAL SEGMENT.  The product lines of the Company's Industrial
Segment cover most of the components of motion control systems. The Fluid Connectors Group manufactures connectors, including tube fittings and hose fittings, valves, hoses and couplers which control, transmit and contain fluid. The Hydraulics Group produces hydraulic components and systems for builders and users of industrial and mobile machinery and equipment, such as cylinders, accumulators, rotary actuators, valves, motors and pumps, hydrostatic steering units, power units, integrated hydraulic circuits, electrohydraulic systems and metering pumps. The Automation Group supplies pneumatic and electromechanical components and systems, including pneumatic valves, air preparation units, indexers, stepper and servo drives, multi-axis positioning tables, electric and pneumatic cylinders, structural extrusions, vacuum products, pneumatic logic and human/machine interface hardware and software. The Climate and Industrial Controls Group manufactures components for use in industrial, residential and automotive air conditioning and refrigeration systems and other automotive applications, including pressure regulators, solenoid valves, expansion valves, filter-dryers, gerotors and hose assemblies. The Seal Group manufactures sealing devices, including o-rings and o-seals, gaskets and packings which insure leak-proof connections and electromagnetic interference shielding and thermal management products. The Filtration Group manufactures filters to monitor and to remove contaminants from fuel, air, oil, water and other fluids and gases, including hydraulic, lubrication and coolant filters; process, chemical and microfiltration filters; compressed air and gas purification filters; lube oil and fuel filters; fuel conditioning filters; fuel filters/water separators; cabin air filters and condition monitoring devices. The Instrumentation Group manufactures high quality critical flow components for process instrumentation, ultra-high-purity, medical and analytical applications, including instrumentation and ultra-high-purity tube fittings, ball, plug and needle valves, packless ultra-high-purity valves, Teflon(r) fittings, valves and spray guns, miniature solenoid valves, multi-solenoid manifolds, regulators, transducers, quick connects, hose products and cylinder connections.

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

     The Aerospace Segment offers complete hydraulic systems, as well as components that include hydraulic, electrohydraulic and electromechanical systems used for precise control of aircraft rudders, elevators, ailerons and other aerodynamic control surfaces and utility hydraulic components such as reservoirs, accumulators, selector valves, electrohydraulic servovalves, thrust-reverser actuators, engine-driven pumps, nosewheel steering systems, electromechanical actuators, engine controls and electronic controllers. The Aerospace Segment also designs and manufactures aircraft wheels and brakes for the general aviation and military markets.

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

     COMPETITION. All aspects of the Company's business are highly competitive. No single manufacturer competes with respect to all products manufactured and sold by the Company and the degree of competition varies with different products. In the Industrial Segment, the Company competes on the basis of product quality and innovation, customer service, its manufacturing and distribution capability, and competitive price. The Company believes that, in most of its major product markets, it is one of the principal suppliers of motion control systems and components.

     In the Aerospace Segment, the Company has developed alliances with key customers based on Parker's advanced technological and engineering capabilities, superior performance in quality, delivery, and service, and price competitiveness, which has enabled Parker to obtain significant original equipment business on new aircraft programs for its fluid control systems and components and, thereby, to obtain the follow-on repair and replacement business for these programs. The Company believes that it is one of the primary suppliers in the aerospace marketplace.


RESEARCH AND PRODUCT DEVELOPMENT

     The Company continually researches the feasibility of new products through its development laboratories and testing facilities in many of its worldwide manufacturing locations. Its research and product development staff includes chemists, mechanical, electronic and electrical engineers and physicists.

     Research and development costs relating to the development of new products or services and the improvement of existing products or services amounted to $83,117,000 in fiscal 1998, $103,155,000 in fiscal 1997 and
$91,706,000 in fiscal 1996. Reimbursements of customer-sponsored research included in the total cost for each of the respective years were $15,753,000, $35,986,000, and $33,018,000.

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

BACKLOG AND SEASONAL NATURE OF BUSINESS

     The Company's backlog at June 30, 1998 was approximately $1,649,377,000 and at June 30, 1997 was approximately $1,486,981,000. Approximately 75% of the Company's backlog at June 30, 1998 is scheduled for delivery in the succeeding twelve months. The Company's business generally is not seasonal in nature.

ENVIRONMENTAL REGULATION

     The Company is subject to federal, state and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. Among other environmental laws, the Company is subject to the federal "Superfund" law, under which the Company has been designated as a "potentially responsible party" and may be liable for cleanup costs associated with various waste sites, some of which are on the U.S. Environmental Protection Agency Superfund priority list. The Company believes that its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the Company. Compliance with environmental laws and regulations requires continuing management effort and expenditures by the Company. Compliance with environmental laws and regulations has not had in the past, and, the Company believes, will not have in the future, material effects on the capital expenditures, earnings, or competitive position of the Company. The information set forth in Footnote 14 to the Financial Statements contained on page 37 of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1998 ("Annual Report"), as specifically excerpted on pages 13-37 and 13-38 of Exhibit 13 hereto, is incorporated herein by reference.


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

EMPLOYEES

     The Company employed 39,873 persons as of June 30, 1998, of whom 14,322 were employed by foreign subsidiaries.

BUSINESS SEGMENT INFORMATION

     The net sales, income from operations before corporate general and administrative expenses and identifiable assets by business segment and by geographic area for the past three fiscal years, as set forth on page 29 of the Annual Report and specifically excerpted on pages 13-17 to 13-19 of Exhibit 13 hereto, is incorporated herein by reference.

ITEM 1A.  EXECUTIVE OFFICERS OF THE COMPANY

     The Company's Executive Officers are as follows:

                                                                  Officer
Name                     Position                              Since(1)     Age

Duane E. Collins         President, Chief Executive Officer,     1983        62
                            Member of Office of the President
                            and Director

Dennis W. Sullivan       Executive Vice President, Member of     1978        59
                            Office of the President and Director

Lawrence M. Zeno         Vice President and Member of Office      1993       56
                            of the President

Paul L. Carson           Vice President - Information             1993       62
                            Services

Daniel T. Garey          Vice President - Human Resources         1995       55

Stephen L. Hayes         Vice President and President,            1993       57
                            Aerospace

Michael J. Hiemstra      Vice President - Finance and             1987       51
                            Administration and
                            Chief Financial Officer

John D. Myslenski        Vice President and President,            1997       47
                            Fluid Connectors

John K. Oelslager        Vice President and President,            1997       55
                            Automation

Thomas A. Piraino, Jr.   Vice President, General Counsel          1998       49
                            and Secretary

Nickolas W. Vande Steeg  Vice President and President, Seal       1995       55

Donald E. Washkewicz     Vice President and President,            1997       48
                            Hydraulics

William D. Wilkerson     Vice President - Technical Director      1987       62

Harold C. Gueritey, Jr.  Controller                               1980       59

Timothy K. Pistell       Treasurer                                1993       51


      (1) Officers of Parker-Hannifin serve for a term of office from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Collins, Hayes, Hiemstra, Pistell, Wilkerson and Gueritey have served in the executive capacities indicated above during the past five years.


      Mr. Sullivan was elected as Executive Vice President in 1981 and a Member of the Office of the President in April 1996.

      Mr. Zeno was elected as a Vice President in October 1993 and a Member of the Office of the President in July 1997. He was President of the Motion and Control Group (formerly the Fluidpower Group) from January 1994 to June 1997 and was Vice President-Operations of the Motion and Control Group from July 1988 to December 1993.

      Mr. Carson was elected as a Vice President in October 1993. He was Vice President of Management Information Systems from July 1, 1983 to October 1993.

      Mr. Garey was elected as a Vice President effective in January 1995. He was Group Vice President Human Resources of the Motion and Control Group (formerly the Fluidpower Group) from July 1982 to December 1994.

      Mr. Myslenski was elected as a Vice President in October 1997 and named President of the Fluid Connectors Group in July 1997. He was Vice President Operations of the Fluid Connectors Group from March 1989 to June 1997.

      Mr. Oelslager was elected as a Vice President in October 1997 and named President of the Automation Group in July 1997. He was Vice President Operations of the Motion and Control Group from July 1995 to June 1997; and General Manager of the Cylinder Division from July 1993 to July 1995.

      Mr. Piraino was elected as Vice President, General Counsel and
Secretary in July 1998.  He was Vice President-Law from July 1990 to June 1998.

      Mr. Vande Steeg was elected as Vice President effective in September 1995. He has been President of the Seal Group since May 1986.

      Mr. Washkewicz was elected as a Vice President and named President of the Hydraulics Group in October 1997. He was Vice President Operations of the Fluid Connectors Group from October 1994 to October 1997; and was a General Manager of the Parflex Division from July 1982 to September 1994.

      ITEM 2.  PROPERTIES.   The following table sets forth the principal
plants and other materially important properties of the Company and its subsidiaries. The leased properties are indicated with an asterisk. A "(1)" indicates that the property is occupied by the Company's Industrial Segment and a "(2)" indicates properties occupied by the Aerospace Segment.

                              UNITED STATES

             State                                    City

             Alabama                                  Boaz(1)
                                                      Decatur(1)
                                                      Huntsville(1)
                                                      Jacksonville(1)
             Arizona                                  Glendale(2)
                                                      Tolleson(2)
                                                      Tucson*(1)
             Arkansas                                 Siloam Springs(1)
                                                      Trumann(1)
             California                               Irvine(1)(2)
                                                      Lakewood*(2)
                                                      Long Beach*(2)
                                                      Modesto(1)
                                                      Newbury Park*(1)
                                                      Richmond(1)
                                                      Rohnert Park(1)

             State                                    City


                                                      San Diego(1)
                                                      San Luis Obispo*(1)
             Connecticut                              New Britain(1)
             Florida                                  Longwood(1)
                                                      Miami*(1)
             Georgia                                  Dublin(2)
             Idaho                                    Boise*(1)
             Illinois                                 Broadview(1)
                                                      Des Plaines(1)
                                                      Hampshire(1)
                                                      Lincolnshire*(1)
                                                      Rockford(1)
             Indiana                                  Albion(1)
                                                      Ashley(1)
                                                      Ft. Wayne(1)
                                                      Lebanon(1)
                                                      Tell City(1)
             Iowa                                     Red Oak(1)
             Kansas                                   Manhattan(1)
             Kentucky                                 Berea(1)
                                                      Lexington(1)
             Louisiana                                Harvey*(1)
             Maine                                    Portland(1)
             Massachusetts                            Ayre(2)
                                                      Woburn(1)
             Michigan                                 Kalamazoo(2)
                                                      Lakeview(1)
                                                      Otsego(1)
                                                      Oxford(1)
                                                      Richland(1)
                                                      Troy*(1)
             Minnesota                                Golden Valley(1)
             Mississippi                              Batesville(1)
                                                      Booneville(1)
                                                      Madison(1)
             Missouri                                 Kennett(1)
             Nebraska                                 Lincoln(1)
             Nevada                                   Carson City(1)
             New Hampshire                            Hollis*(1)
                                                      Hudson(1)
                                                      Portsmouth*(1)
             New Jersey                               Belleville*(1)
                                                      Fairfield*(1)
             New York                                 Clyde(2)
                                                      Lyons(1)
                                                      Smithtown(2)
             North Carolina                           Forest City(1)
                                                      Hillsborough(1)
                                                      Mooresville(1)

             State                                    City

                                                      Sanford(1)
                                                      Wake Forest*(1)
             Ohio                                     Akron(1)
                                                      Andover(2)
                                                      Avon(2)
                                                      Brookville(1)
                                                      Columbus(1)
                                                      Cuyahoga Falls*(1)
                                                      Eastlake(1)
                                                      Eaton(1)
                                                      Elyria(1)(2)
                                                      Forest(2)
                                                      Green Camp(1)
                                                      Kent(1)
                                                      Lewisburg(1)
                                                      Mayfield Heights(1)(2)
                                                      Mentor(2)
                                                      Metamora(1)
                                                      Milford*(1)
                                                      Ravenna(1)
                                                      St. Marys(1)
                                                      Wadsworth(1)
                                                      Wickliffe(1)
             Oklahoma                                 Henryetta*(1)
             Oregon                                   Eugene(1)
             Pennsylvania                             Canton(1)
                                                      Harrison City(1)
                                                      Reading(1)
             South Carolina                           Beaufort(2)
                                                      Inman(1)
                                                      Spartanburg(1)
             Tennessee                                Greenfield(1)
                                                      Greenville(1)
                                                      Memphis*(1)
             Texas                                    Cleburne(1)
                                                      Ft. Worth(1)
                                                      Mansfield(1)
             Utah                                     Ogden(2)
                                                      Salt Lake City(1)
             Washington                               Seattle*(1)
             Wisconsin                                Butler*(1)
                                                      Chetek(1)
                                                      Grantsburg(1)
                                                      Mauston(1)


             Territory                                City

             Puerto Rico                              Ponce*(2)

                             FOREIGN COUNTRIES
             Country                                  City

             Argentina                                Buenos Aires(1)
             Australia                                Castle Hill(1)
                                                      Wodonga(1)
             Austria                                  Wiener Neustadt(1)
             Belgium                                  Brussels*(1)
             Brazil                                   Jacarei(1)
                                                      Sao Paulo(1)
             Canada                                   Grimsby(1)
                                                      Owen Sound(1)
             Czech Republic                           Chomutov*(1)
                                                      Prague*(1)
                                                      Sadska*(1)
             Denmark                                  Espergarde(1)
                                                      Ishoj(1)
             England                                  Barnstaple(1)
                                                      Buxton(1)
                                                      Cannock(1)
                                                      Derby(1)
                                                      Dewsbury(1)
                                                      Hemel Hempstead(1)
                                                      Littlehampton(1)
                                                      Marlow*(1)
                                                      Morley(1)
                                                      Ossett(1)
                                                      Poole*(1)
                                                      Rotherham(1)
                                                      Thetford(1)
                                                      Watford(1)
             Finland                                  Hyrynsalmi*(1)
                                                      Urjala(1)
                                                      Vantaa(1)
             France                                   Annemasse(1)
                                                      Contamine(1)
                                                      Evreux(1)
                                                      Pontarlier(1)
                                                      Wissembourg(1)
             Germany                                  Berlin*(1)
                                                      Bielefeld(1)
                                                      Bietigheim-Bissingen(1)
                                                      Chemnitz*(1)
                                                      Cologne(1)
                                                      Erfurt(1)
                                                      Hochmossingen(1)
                                                      Kaarst(1)
                                                      Lampertheim(1)
                                                      Mainz-Kastel(2)
                                                      Mucke(1)

                              FOREIGN COUNTRIES
             Country                                  City

                                                      Offenburg*(1)
                                                      Pleidelsheim(1)
                                                      Queckborn(1)
                                                      Velbert*(1)
             Greece                                   Athens*(1)
             Hong Kong                                Hong Kong*(1)
             Hungary                                  Budapest*(1)
             India                                    Bombay*(1)
             Italy                                    Adro(1)
                                                      Arsago Seprio(1)
                                                      Corsico(1)
                                                      Gessate(1)
             Japan                                    Yokohama(1)(2)
             Jordan                                   Amman*(1)
             Malaysia                                 Selangor*(1)
             Mexico                                   Matamoros(1)
                                                      Monterrey(1)
                                                      Naucalpan*(1)
                                                      Tijuana(1)
                                                      Toluca(1)
             Netherlands                              Hendrik-Ido-Ambacht(1)
                                                      Hoogezand(1)
                                                      Oldenzaal(1)
             New Zealand                              Mt. Wellington(1)
             Norway                                   Langhus(1)
             Peoples Republic of China                Beijing*(1)(2)
                                                      Shanghai*(1)
             Philippines                              Manila*(1)
             Poland                                   Warsaw*(1)
                                                      Wroclaw*(1)
             Russia                                   Moscow*(1)
             Singapore                                Singapore*(1)(2)
             South Africa                             Kempton Park(1)
             South Korea                              Chonan(1)
                                                      Seoul*(1)
                                                      Yangsan(1)
             Spain                                    Madrid*(1)
             Sweden                                   Boras(1)
                                                      Falkoping(1)
                                                      Flen(1)
                                                      Spanga(1)
                                                      Trollhatten(1)
                                                      Ulricehamn(1)
             Switzerland                              Geneva(1)
             Taiwan                                   Taipei*(1)
             Thailand                                 Bangkok*(1)
             Venezuela                                Caracas*(1)
                                                      Puerto Ordaz*(1)

     The Company believes that its properties have been adequately maintained, are in good condition generally and are suitable and adequate for its business as presently conducted. The extent of utilization of the Company's properties varies among its plants and from time to time. Additional capacity has been added as the Company expands through business combinations. The Company's material manufacturing facilities remain capable of handling additional volume increases.

     ITEM 3.   LEGAL PROCEEDINGS.  None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable.

                                  PART II

     ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.   As of August 31, 1998, the approximate number of
shareholders of record of the Company was 4,647 and the approximate number of beneficial owners was 44,250. The Company's common shares are traded on the New York Stock Exchange ("NYSE"). Set forth below is a quarterly summary of the high and low sales prices on the NYSE for the Company's common shares and dividends declared for the two most recent fiscal years:

FISCAL YEAR             1ST          2ND          3RD          4TH    FULL YEAR

1998    High       $ 48-7/8    $  51-1/4     $ 52-5/8    $  52-3/8    $  52-5/8
        Low          39-1/4     39-13/16       41-1/2     36-15/16     36-15/16
        Dividends      .150         .150         .150         .150         .600

1997    High       $ 29-3/8    $  28-1/4     $ 30-7/8    $  41        $  41
        Low          22-1/4       24-1/8       24-7/8       27           22-1/4
        Dividends      .120         .120         .133         .133         .506

     ITEM 6.  SELECTED FINANCIAL DATA.   The information set forth on pages
38 and 39 of the Annual Report, as specifically excerpted on page 13-41 of
Exhibit 13 hereto, is incorporated herein by reference.

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS. The information set forth on pages 21, 22, 24, 26 and 28 of the Annual Report, as specifically excerpted on pages 13-1 to 13-10 of Exhibit 13 hereto, is incorporated herein by reference.

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company enters into forward exchange contracts and cross-currency swap agreements to reduce its exposure to fluctuations in related foreign currencies. These contracts are with major financial institutions and the risk of loss is considered remote. The Company does not hold or issue derivative financial instruments for trading purposes. In addition, the Company's foreign locations, in the ordinary course of business, enter into financial guarantees, through financial institutions, which enable customers to be reimbursed in the event of non-performance by the Company. The total value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company's financial position, liquidity or results of operations.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. The information set forth on pages 20, 21, 23, 25, 27 and 29 to 37 of the Annual Report, as specifically excerpted on pages 13-11 to 13-40 of Exhibit 13 hereto, is incorporated herein by reference.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Not applicable.


                                   PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Information required as to the Directors of the Company is contained on pages 1 to 3 of the Company's definitive Proxy Statement dated September 28, 1998 (the "Proxy Statement") under the caption "Election of Directors." The foregoing information is incorporated herein by reference. Information as to the executive officers of the Company is included in Part I hereof.

     ITEM 11. EXECUTIVE COMPENSATION. The information set forth under the caption "Compensation of Directors" on pages 3 and 4 of the Proxy Statement and under the caption "Executive Compensation" on pages 7 to 10 of the Proxy Statement is incorporated herein by reference.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT. The information set forth under the caption ""Change in Control" Severance Agreements with Officers" on pages 10 and 11 of the Proxy Statement and under the caption "Principal Shareholders of the Corporation" on page 12 of the Proxy Statement is incorporated herein by reference.

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

          b.     1.   The Registrant filed a report on Form 8-K on April 6,
                      1998, in order to file certain Exhibits to its Registration Statement on Form S-3 (File No. 333-47955), which was declared effective on March 23, 1998.

                 2. The Registrant filed a report on Form 8-K on July 9, 1998 with respect to the computation of the ratio of earnings to fixed charges.


                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PARKER-HANNIFIN CORPORATION


                                    Michael J. Hiemstra
                                    Michael J. Hiemstra
                                    Vice President - Finance and Administration and Chief Financial Officer
September 15, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

               Signature and Title

PATRICK S. PARKER, Chairman of the Board of Directors;
DUANE E. COLLINS, President, Chief Executive Officer and Director; HAROLD C. GUERITEY, JR., Controller and Principal Accounting Officer; JOHN G. BREEN, Director;
PAUL C. ELY, JR., Director; ALLEN H. FORD, Director;
PETER W. LIKINS, Director; HECTOR R. ORTINO, Director;
PAUL G. SCHLOEMER, Director; WOLFGANG R. SCHMITT, Director; DEBRA L. STARNES, Director; STEPHANIE A. STREETER, Director; and DENNIS W. SULLIVAN, Director.

                         Date:  September 15, 1998



   Michael J. Hiemstra
   Michael J. Hiemstra, Vice President - Finance and
   Administration, Principal Financial Officer and
   Attorney-in-Fact

                          PARKER-HANNIFIN CORPORATION
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                     Reference
                                                            Excerpt from Annual
                                           Form 10-K        Report as set forth
                                           Annual Report    in Exhibit 13
                                            (Page)              (Page)

Data incorporated by reference from the
  Annual Report as specifically excerpted
  in Exhibit 13 hereto:

Report of Independent Accountants             ---                 13-40

Consolidated Statement of Income for the
  years ended June 30, 1998, 1997 and 1996    ---                 13-11

Consolidated Balance Sheet at June 30, 1998
  and 1997                                    ---            13-13 and 13-14

Consolidated Statement of Cash Flows for
  the years ended June 30, 1998, 1997
  and 1996                                    ---            13-15 and 13-16

Notes to Consolidated Financial Statements    ---            13-20 to 13-38

Report of Independent Accountants on the
  Financial Statement Schedule                F-2                  ---

Schedule:

  II - Valuation and Qualifying Accounts      F-3                  ---


     Individual financial statements and related applicable schedules for the Registrant (separately) have been omitted because the Registrant is primarily an operating company and its subsidiaries are considered to be totally-held.

                  REPORT OF INDEPENDENT ACCOUNTANTS ON THE
                        FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Parker-Hannifin Corporation

Our audits of the consolidated financial statements referred to in our report dated July 30, 1998 included in the 1998 Annual Report to Shareholders of Parker-Hannifin Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP


Cleveland, Ohio
July 30, 1998

                         PARKER-HANNIFIN CORPORATION

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JUNE 30, 1996, 1997 and 1998
                            (Dollars in Thousands)



     Column A              Column B     Column C     Column D     Column E
     --------              --------     --------     --------     --------
                                       Additions
                          Balance at   Charged to      Other       Balance
                          Beginning    Costs and   (Deductions)/   At End
     Description          Of Period     Expenses   Additions (A)  Of Period
     -----------          ---------    ----------  -------------  ---------

Allowance for doubtful accounts:
--------------------------------
 Year ended June 30, 1996   $ 6,613      $ 2,158      $ (2,326)   $ 6,445

 Year ended June 30, 1997     6,445        1,288        (1,829)     5,904

 Year ended June 30, 1998     5,904        2,267           833      9,004



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


   (4)                  Instruments Defining Rights of Security Holders:

  (4)(a) Rights Agreement, dated January 31, 1997, between the Registrant and Wachovia National Bank, as successor to Key Bank National Association(C).

                        The Registrant is a party to other instruments, copies of which will be furnished to the Commission upon request, defining the rights of holders of its long-term debt identified in Note 7 of the Notes to Consolidated Financial Statements appearing on page 33 of the Annual Report as specifically excerpted on pages 13-27 and 13-28 of Exhibit 13 hereto, which Note is incorporated herein by reference.


   (10)                 Material Contracts:

  (10)(a) Form of Change in Control Severance Agreement entered into by the Registrant and certain executive officers, dated as of August 15, 1996(D).*

  (10)(b) Parker-Hannifin Corporation Change in Control Severance Plan, as amended(E).*

  (10)(c) Form of Indemnification Agreement entered into by the Registrant and its directors and certain executive officers (F).

  (10)(d) Parker-Hannifin Corporation Supplemental Executive Retirement Benefits Program (August 15, 1996 Restatement)(G).*

  (10)(e) Parker-Hannifin Corporation 1987 Employees Stock Option Plan, as amended(H).*

  (10)(f) Parker-Hannifin Corporation 1990 Employees Stock Option Plan, as amended(I).*

  (10)(g) Parker-Hannifin Corporation 1993 Stock Incentive Program, as amended(J).*

Exhibit No.             Description of Exhibit

  (10)(h) Parker-Hannifin Corporation 1998 Target Incentive Bonus Plan Description (K).*

  (10)(i) Parker-Hannifin Corporation 1999 Target Incentive Bonus Plan Description.*

  (10)(j) Parker-Hannifin Corporation 1996-97-98 Long Term Incentive Plan Description, as amended(L).*

  (10)(k) Parker-Hannifin Corporation 1997-98-99 Long Term Incentive Plan Description, as amended(M).*

  (10)(l) Parker-Hannifin Corporation 1998-99-00 Long Term Incentive Plan Description(N).*

  (10)(m) Parker-Hannifin Corporation 1999-00-01 Long Term Incentive Plan Description.*

  (10)(n) Parker-Hannifin Corporation Savings Restoration Plan, as amended(O).*

  (10)(o) Parker-Hannifin Corporation Pension Restoration Plan, as amended(P).*

  (10)(p) Parker-Hannifin Corporation Executive Deferral Plan, as amended.*

  (10)(q)               Parker-Hannifin Corporation Volume Incentive Plan(Q).*

  (10)(r) Parker-Hannifin Corporation Non-Employee Directors' Stock Plan, as amended(R).*

  (10)(s) Parker-Hannifin Corporation Non-Employee Directors Stock Option Plan(S).*

  (10)(t) Parker-Hannifin Corporation Deferred Compensation Plan for Directors, as amended(T).*

  (10)(u)               Parker-Hannifin Corporation Stock Option Deferral
                        Plan.*

  (11) Computation of Common Shares Outstanding and Earnings Per Share is incorporated by reference to Note 4 of the Notes to Consolidated Financial Statements appearing on pages 32 and 33 of the Annual Report as specifically excerpted on pages 13-25 and 13-26 of Exhibit 13 hereto

  (12)                  Computation of Ratio of Earnings to Fixed Charges as of
                        June 30, 1998.

Exhibit No.             Description of Exhibit

  (13) Excerpts from Annual Report to Shareholders for the fiscal year ended June 30,1998 which are incorporated herein by reference thereto.

  (21)                  List of subsidiaries of the Registrant.

  (23)                  Consent of Independent Accountants

  (24)                  Power of Attorney

  (27)                  Financial Data Schedule


*Management contracts or compensatory plans or arrangements.
___________

  (A) Incorporated by reference to Exhibit 3 to the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1997.

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

  (J) Incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1997.

  (K) Incorporated by reference to Exhibit 10(i) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1997.

  (L) Incorporated by reference to Exhibit 10(m) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

  (M) Incorporated by reference to Exhibit 10(n) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

  (N) Incorporated by reference to Exhibit 10(m) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1997.

  (O) Incorporated by reference to Exhibit 10(o) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

  (P) Incorporated by reference to Exhibit 10(p) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

  (Q) Incorporated by reference to Exhibit 10(r) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

  (R) Incorporated by reference to Exhibit 10(s) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

  (S) Incorporated by reference to Exhibit 10(t) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

  (T) Incorporated by reference to Exhibit 10(u) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.


Shareholders may request a copy of any of the exhibits to this Annual Report on Form 10-K by writing to the Secretary, Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141.