Form 10-Q
period 1998-09-30
PARKER HANNIFIN CORP
filed 1998-11-02
CIK 76334

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q



[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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


                  Yes  X .         No.


Number of Common Shares outstanding at September 30, 1998  108,921,002

                         PART I - FINANCIAL INFORMATION

                         PARKER-HANNIFIN CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
              (Dollars in  thousands, except per share amounts)
                                 (Unaudited)

                                                  Three Months Ended
                                                     September 30,
                                               _________________________
                                                      1998          1997
                                               ___________   ___________
Net sales                                      $ 1,218,724   $ 1,083,169
Cost of sales                                      947,307       827,139
                                               ___________   ___________
Gross profit                                       271,417       256,030
Selling, general and
   administrative expenses                         134,158       125,275
                                               ___________   ___________
Income from operations                             137,259       130,755

Other income (deductions):
   Interest expense                                (16,075)      (10,437)
   Interest and other income, net                      (73)        1,017
                                               ___________   ___________
                                                   (16,148)       (9,420)
                                               ___________   ___________
Income before income taxes                         121,111       121,335

Income taxes                                        42,994        43,074
                                               ___________   ___________
Net income                                     $    78,117   $    78,261
                                               ===========   ===========

Earnings per share - basic                     $       .71   $       .70

Earnings per share - diluted                   $       .71   $       .70

Cash dividends per common share                $       .15   $       .15

         See accompanying notes to consolidated financial statements.

                          PARKER-HANNIFIN CORPORATION
                          CONSOLIDATED BALANCE SHEET
                           (Dollars in thousands)
                                 (Unaudited)

                                                 September 30,      June 30,
                                                          1998          1998
                                                   ___________   ___________
ASSETS
Current assets:
  Cash and cash equivalents                        $    44,201   $    30,488
  Accounts receivable, net                             714,364       699,179
  Inventories:
    Finished products                                  483,328       416,034
    Work in process                                    380,559       392,880
    Raw materials                                      146,175       135,357
                                                   ___________   ___________
                                                     1,010,062       944,271

  Prepaid expenses                                      20,583        22,035
  Deferred income taxes                                 86,577        84,102
                                                   ___________   ___________
      Total current assets                           1,875,787     1,780,075

Plant and equipment                                  2,439,894     2,345,109
  Less accumulated depreciation                      1,262,550     1,209,884
                                                   ___________   ___________
                                                     1,177,344     1,135,225

Other assets                                           706,939       609,521
                                                   ___________   ___________
      Total assets                                 $ 3,760,070   $ 3,524,821
                                                   ===========   ===========


LIABILITIES
Current liabilities:
  Notes payable                                    $   355,218   $   265,485
  Accounts payable, trade                              285,642       338,249
  Accrued liabilities                                  305,206       350,662
  Accrued domestic and foreign taxes                    64,753        34,374
                                                   ___________   ___________
      Total current liabilities                      1,010,819       988,770

Long-term debt                                         639,049       512,943
Pensions and other postretirement benefits             277,122       265,675
Deferred income taxes                                   37,797        29,739
Other liabilities                                       54,189        44,244
                                                   ___________   ___________
      Total liabilities                              2,018,976     1,841,371

SHAREHOLDERS'   EQUITY
Serial preferred stock, $.50 par value;
   authorized 3,000,000 shares; none issued               --            --
Common stock, $.50 par value; authorized
   600,000,000 shares; issued 111,812,025
   shares at September 30 and 111,812,025
   shares at June 30                                    55,906        55,906
Additional capital                                     139,528       139,726
Retained earnings                                    1,693,002     1,631,316
Accumulated other comprehensive income                 (34,827)      (60,026)
                                                   ___________   ___________
                                                     1,853,609     1,766,922
Less treasury shares, at cost:
  2,891,023 shares at September 30
  and 1,938,762 shares at June 30                     (112,515)      (83,472)
                                                   ___________   ___________
      Total shareholders' equity                     1,741,094     1,683,450
                                                   ___________   ___________
      Total liabilities and shareholders' equity   $ 3,760,070   $ 3,524,821
                                                   ===========   ===========

         See accompanying notes to consolidated financial statements.

                          PARKER-HANNIFIN CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                          Three Months Ended
                                                              September 30,
                                                        _____________________
                                                             1998        1997
                                                        _________   _________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $  78,117   $  78,261
  Adjustments to reconcile net income to net cash
        provided by operations:
     Depreciation                                          42,924      39,518
     Amortization                                           6,655       6,110
     Deferred income taxes                                 (2,134)     (2,611)
     Foreign currency transaction (gain) loss                (136)      1,108
     Loss (gain) on sale of plant and equipment               628        (864)

  Changes in assets and liabilities:
      Accounts receivable                                  13,839     (13,458)
      Inventories                                         (38,297)    (30,074)
      Prepaid expenses                                      5,106         993
      Other assets                                         (7,147)    (22,844)
      Accounts payable, trade                             (66,285)    (16,766)
      Accrued payrolls and other compensation             (52,315)    (18,545)
      Accrued domestic and foreign taxes                   32,374      33,859
      Other accrued liabilities                           (10,639)      9,065
      Pensions and other postretirement benefits            6,886       5,094
      Other liabilities                                     9,628       4,450
                                                        _________   _________
           Net cash provided by operating activities       19,204      73,296

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions (less acquired cash of $2,609 in 1998)     (89,466)   (143,603)
  Capital expenditures                                    (56,668)    (60,424)
  Proceeds from sale of plant and equipment                   931       4,427
  Other                                                     4,299       4,384
                                                        _________   _________
           Net cash used in investing activities         (140,904)   (195,216)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net payments for common share purchases                 (29,581)    (10,337)
  Proceeds from notes payable, net                         79,383     120,726
  Proceeds from long-term borrowings                      206,028       2,277
  Payments of long-term borrowings                       (105,443)     (2,507)
  Dividends                                               (16,429)    (16,745)
                                                        _________   _________
           Net cash provided by financing activities      133,958      93,414

  Effect of exchange rate changes on cash                   1,455      (1,035)
                                                        _________   _________
  Net increase (decrease) in cash and cash equivalents     13,713     (29,541)

  Cash and cash equivalents at beginning of year           30,488      68,997
                                                        _________   _________
  Cash and cash equivalents at end of period            $  44,201   $  39,456
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


Results by Business Segment:
                                                    Three Months Ended
                                                        September 30,
                                                      1998          1997
                                               ___________   ___________
Net sales, including intersegment sales
    Industrial:
        North America                          $   626,889   $   585,499
        International                              310,370       264,398
    Aerospace                                      281,978       233,554
    Intersegment sales                                (513)         (282)
                                               ___________   ___________
Total                                          $ 1,218,724   $ 1,083,169
                                               ===========   ===========

Income from operations before corporate
  general and administrative expenses
    Industrial:
        North America                          $    79,588   $    89,682
        International                               25,757        20,151
    Aerospace                                       44,363        36,916
                                               ___________   ___________
Total                                              149,708       146,749

Corporate general and administrative
  expenses                                          12,449        15,994
                                               ___________   ___________
Income from operations                         $   137,259   $   130,755
                                               ===========   ===========


         See accompanying notes to consolidated financial statements.

                          PARKER-HANNIFIN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Dollars in thousands, except per share amounts

                           _______________________


1.  Management Representation

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three months ended September 30, 1998 and 1997 and cash flows for the three months then ended.


2.  Earnings per share

    The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 1998 and 1997.

                                           Three Months Ended
                                              September 30,
                                       _________________________
                                              1998          1997
                                       ___________   ___________
       Numerator:
       Net income applicable
         to common shares                 $ 78,117      $ 78,261

       Denominator:
       Basic - weighted average
         common shares                 109,366,054   111,603,371

       Increase in weighted average
         from dilutive effect of
         exercise of stock options         761,963       851,962
                                       ___________   ___________

       Diluted - weighted average
         common shares, assuming
         exercise of stock options     110,128,017   112,455,333
                                       ===========   ===========

       Basic earnings per share             $  .71        $  .70

       Diluted earnings per share           $  .71        $  .70


3.  Stock repurchase program

    The Board of Directors has approved a program to repurchase the Company's common stock on the open market, at prevailing prices. The repurchase will primarily be funded from operating cash flows and the shares will initially be held as treasury stock. During the three-month period ended September 30, 1998 the Company purchased 960,000 shares of its common stock at an average price of $30.943 per share.

4.  Comprehensive income

    On July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new standards for reporting comprehensive income and its components. The Company's only item of other comprehensive income is foreign currency translation adjustments recorded in shareholders' equity. Comprehensive income for the three months ended September 30, 1998 and 1997 is as follows:

                                      Three Months Ended
                                         September 30,
                                   ____________________
                                        1998       1997
                                   _________   ________
      Net income                   $  78,117   $ 78,261

      Foreign currency
        translation adjustments       25,199     (3,855)
                                   _________   ________
      Comprehensive income         $ 103,316   $ 74,406
                                   =========   ========


5.  Acquisitions

    In July 1998 the Company acquired the stock of B.A.G. Acquisition Ltd., the parent company of Veriflo Corporation, located in Richmond, California and Carson City, Nevada. Veriflo, with calendar year 1997 revenues of $65 million, manufactures high-purity regulators and valves for precision gas delivery.

    In August 1998 the Company acquired Fluid Power Systems of Lincolnshire, Illinois, a manufacturer of hydraulic valves and electrohydrualic systems and controls. Fluid Power Systems, with estimated calendar year 1998 revenues of $42 million, serves the construction, aerial reach and agricultural markets.

    Total purchase price for these businesses was approximately $85.2 million in cash. Both acquisitions are being accounted for by the purchase method.

                         PARKER-HANNIFIN CORPORATION

                                  FORM 10-Q
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 1997


CONSOLIDATED STATEMENT OF INCOME

Net sales for the first quarter of fiscal 1999 increased 12.5 percent to $1,218.7 million. Prior-year first quarter sales were $1,083.2 million. Acquisitions within the past twelve months accounted for approximately 43 percent of the current-year increase. Additionally, continuing high volume in the commercial aviation business also contributed.

Income from operations for the quarter increased 5.0 percent to $137.3 million. However, as a percent of sales, the current-quarter operating income decreased to 11.3 percent from 12.1 percent the prior year. Cost of sales, as a percent of sales, increased to 77.7 percent from 76.4 percent. The declining margins reflect the weakness experienced in several markets, including semiconductor manufacturing, resulting in underabsorption of fixed costs and a less favorable product mix. Selling, general and administrative expenses, as a percent of sales, decreased to 11.0 percent from 11.6 percent primarily a result of a decrease in Corporate general and administrative expenses.

Interest expense for the current-year quarter increased $5.6 million due to higher average debt outstanding for the quarter. Borrowings were used primarily to fund acquisitions.

Net income for the quarter was $78.1 million compared to $78.3 million in the prior year and declined to 6.4 percent of sales compared to 7.2 percent the prior-year quarter.

Backlog increased to $1.70 billion at September 30, 1998 compared to $1.54 billion the prior year and $1.65 billion at June 30, 1998.


RESULTS BY BUSINESS SEGMENT

INDUSTRIAL - Net sales of the Industrial Segment increased 10.3 percent to $937.3 million compared to $849.9 million the prior year. Industrial North American sales increased 7.1 percent while Industrial International sales increased 17.4 percent. Without the effects of acquisitions, North America sales would have increased 2.5 percent and International sales would have increased 5.8 percent. Without the effects of currency-rate changes International sales increased 18.2 percent. Industrial North America sales were affected by the continuing decline in the semiconductor manufacturing market. International Industrial sales benefited from improved economic conditions in Europe while Latin American sales were flat.

Operating income for the Industrial Segment decreased 4.1 percent to $105.3 million. Industrial North America decreased 11.3 percent and Industrial International increased 27.8 percent. North American operating income, as a percent of sales, decreased to 12.7 percent from 15.3 percent as margins were affected by a change in the mix of products sold and lower margin returns from sales contributed by recent acquisitions. International operating income, as a percent of sales, increased to 8.3 percent from 7.6 percent primarily due to the improving industrial economy in Europe.

Industrial Segment backlog increased 14.0 percent compared to a year ago, and
1.9 percent since June 30, 1998. For the remainder of the fiscal year, business conditions appear favorable for the International operations and are expected to remain the same as first quarter conditions for the North American operations.

AEROSPACE - Net sales of the Aerospace Segment were up 20.7 percent for the quarter. Income from operations increased 20.2 percent and Income from operations, as a percent of sales, was 15.7 percent compared to 15.8 percent prior year. The increase in sales and operating income were primarily due to the continuing strong upswing of the commercial aviation business.

Backlog for the Aerospace Segment increased 8.6 percent compared to a year ago and increased 4.1 percent since June 30, 1998. As backlog for the commercial aviation business continues to increase, management anticipates continuing growth for the Aerospace Segment. However, a change to heavier OEM volume in future product mix could result in slightly lower margins.

Corporate general and administrative expenses decreased to $12.4 million for fiscal 1999 compared to $16.0 million the prior year. The decrease is primarily due to the reduced expense associated with incentive compensation plans as a result of the Company's lower stock price.


BALANCE SHEET

Working capital increased to $865.0 million at September 30, 1998 from $791.3 million at June 30, 1998, with the ratio of current assets to current liabilities increasing to 1.86 to 1. The increase was primarily due to an increase in Accounts receivable and Inventories and decreases in Accounts payable and Accrued liabilities, partially offset by increases in Notes payable and Accrued domestic and foreign taxes.

Accounts receivable and Inventories increased since June 30, 1998, primarily as a result of acquisitions within the Industrial segment and volume increases primarily in Aerospace operations. Days sales outstanding and months supply increased slightly during the quarter.

Other assets increased $97.4 million since June 30, 1998, primarily due to an increase in goodwill from acquisitions.

The increase in Accrued domestic and foreign taxes to $64.8 million at September 30, 1998 from $34.4 million at June 30, 1998 is essentially due to the timing of the quarterly income tax payments.

Other liabilities increased $9.9 million to $54.2 million at September 30, 1998 primarily due to a reclassification from Accrued liabilities resulting from participants electing to defer certain incentive compensation benefits.

The debt to debt-equity ratio increased to 36.3 percent at September 30, 1998 compared to 31.6 percent as of June 30, 1998 primarily due to an increase in Notes payable and Long-term debt.

Due to the weakening of the dollar, foreign currency translation adjustments resulted in an increase in net assets of $25.2 million during the first quarter of fiscal 1999. The translation adjustments primarily affected Accounts Receivable, Inventories and Plant and equipment.


STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $19.2 million in fiscal 1999 compared to $73.3 million for the three months ended September 30, 1997. The decline in net cash provided was primarily the result of the activity within the working capital items - Accounts receivable, Inventories, Accounts payable, Accrued payrolls and Prepaid expenses - which used cash of $138.0 million in fiscal 1999 compared to using cash of $77.9 million in fiscal 1998. In addition, Other accrued liabilities used cash in the current year compared to providing cash in the prior year and cash was provided by the net effect of activity in Other assets and Other liabilities, which had used cash in the prior year.

Net cash used in investing activities declined to $140.9 million for fiscal 1999 compared to $195.2 million for fiscal 1998 primarily due to a reduction in the amount spent on acquisitions and capital expenditures.

Financing activities provided net cash of $134.0 million in fiscal 1999 as opposed to $93.4 million for the three months ended September 30, 1997. The change resulted primarily from debt borrowings providing cash of $180.0 million in fiscal 1999 compared to $120.5 million the prior year, partially offset by an increase in cash used for common stock repurchases of $19.2 million between fiscal quarters.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company enters into forward exchange contracts and cross-currency swap agreements to reduce its exposure to fluctuations in related foreign currencies. These contracts are with major financial institutions and the risk of loss is considered remote. The Company does not hold or issue derivative financial instruments for trading purposes. In addition, the Company's foreign locations, in the ordinary course of business, enter into financial guarantees through financial institutions which enable customers to be reimbursed in the event of nonperformance by the Company. The total value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company's financial position, liquidity or results of operations.


YEAR 2000 CONSIDERATONS

The Company has been taking actions to assure that its computerized products and systems and all external interfaces are Year 2000 compliant. These actions are part of a formal information technology initiative which the Company began several years ago. As a result, none of the Company's other information technology projects have been delayed as a result of the year 2000 issue. The Company expects to have all internal standard application systems, including all information systems plus any equipment or embedded systems which may be impacted, compliant by July 1999 by modifying present systems, installing new systems and monitoring third-party interfaces. The cost for these actions is not material to the Company's results of operations. The Company will continue to reassess the need for alternative actions based on its progress towards being year 2000 compliant by July 1999.

In addition, the Company is currently contacting its key suppliers, customers, distributors and financial service providers regarding their Year 2000 status and anticipates this survey will be substantially complete by January 1999. If it is determined any key third party may not be prepared, the Company will develop a contingency plan.

While management does not expect that the consequences of any failure of the Company or any key third party to be fully compliant by 2000 would significantly affect the financial position, liquidity, or results of operations of the Company, there can be no assurance that any such failure to be fully compliant by 2000 would not have an adverse impact on the Company.


EURO PREPARATIONS

The Company is in the process of upgrading its systems to accommodate the Euro currency by January 1, 1999. The cost of this upgrade is immaterial to the Company's financial results. Although difficult to predict, any competitive implications and any impact on existing financial instruments are also expected to be immaterial to the Company's results of operations, financial position or liquidity.

FORWARD-LOOKING STATEMENTS

This Form 10-Q filing and other written reports and oral statements made from time to time by the Company may contain "forward-looking statements", all of which are subject to risks and uncertainties. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to growth, operating margin performance, earnings per share or statements expressing general opinions about future operating results, are forward-looking statements.

These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. Such factors include:

* continuity of business relationships with and purchases by major customers, including among others, orders and delivery schedules for aircraft components,

*   ability of suppliers to provide materials as needed,

* uncertainties surrounding timing, successful completion or integration of acquisitions,

*   competitive pressure on sales and pricing,

* increases in material and other production costs which cannot be recovered in product pricing,

*   uncertainties surrounding the year 2000 issues and the new Euro currency,

*   difficulties in introducing new products and entering new markets, and

* uncertainties surrounding the global economy and global market conditions, including among others, the economy of the Asia Pacific region and the potential devaluation of currencies.

Any forward-looking statements are based on known events and circumstances at the time. The Company undertakes no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Filing.

                         PARKER-HANNIFIN CORPORATION

                         PART II - OTHER INFORMATION


        Item 4.     Submission of Matters to a Vote of Security Holders.
        ______      ___________________________________________________

        (a) The Annual Meeting of the Shareholders of the Registrant was held on October 28, 1998.

        (b)      Not applicable.

        (c)(i) The Shareholders elected four directors to the three-year class whose term of office will expire in 2001, as follows:

                                        Votes For               Votes Withheld
                                        _________               ______________

                 John G. Breen          96,020,788                  768,457
                 Hector R. Ortino       96,116,198                  673,047
                 Patrick S. Parker      96,020,284                  768,961
                 Dennis W. Sullivan     96,083,416                  705,829


           (ii) The Shareholders elected Klaus-Peter Muller as a director whose term of office will expire in 2000, as follows:

                 Votes For             95,275,782
                 Votes Withheld         1,513,463


           (iii) The Shareholders approved the appointment of PricewaterhouseCoopers LLP as auditors of the Corporation for the fiscal year ending June 30, 1999, as follows:

                 For            95,987,399
                 Against           310,099
                 Abstain           491,747

        (d)     Not applicable.

        Item 6.     Exhibits and Reports on Form 8-K.
        ______      _________________________________

        (a) The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

                 Exhibit 27 - Financial Data Schedule

        (b) The Registrant filed a report on Form 8-K on July 9, 1998 with respect to the computation of the ratio of earnings to fixed charges.



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


                                   PARKER-HANNIFIN CORPORATION
                                          (Registrant)



                                   Michael J. Hiemstra
                                   Michael J. Hiemstra
                                   Vice President - Finance and Administration and Chief Financial Officer


Date:  November 2, 1998

                                EXHIBIT INDEX




                 Exhibit No.                      Description of Exhibit
                 ___________                      ______________________


                     27                          Financial Data Schedule