Form 10-Q
period 1998-12-31
PARKER HANNIFIN CORP
filed 1999-02-12
CIK 76334

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q



[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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


                  Yes  X .         No.


Number of Common Shares outstanding at December 31, 1998  108,473,704

                                    PART I - FINANCIAL INFORMATION

                                           PARKER-HANNIFIN CORPORATION
                                       CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in  thousands, except per share amounts)
                                                 (Unaudited)
                                   Three Months Ended         Six Months Ended
                                      December 31,              December 31,
                              ______________________    _______________________
                                   1998         1997          1998         1997
                              __________   __________    __________   __________
Net sales                    $1,199,021   $1,114,948    $2,417,745   $2,198,117
Cost of sales                   943,167      862,209     1,890,474    1,689,348
                              _________    __________    __________   _________
Gross profit                    255,854      252,739       527,271      508,769
Selling, general and
  administrative expenses       141,370      132,961       275,528      258,236
                              __________   __________    __________   _________
Income from operations          114,484      119,778       251,743      250,533
Other income (deductions):
   Interest expense             (17,341)     (13,082)      (33,416)     (23,519)
   Interest and other income,
     net                           (333)       3,868          (406)       4,885
                              __________   _________     _________    _________
                                (17,674)      (9,214)      (33,822)     (18,634)
                              __________   _________     _________    _________
Income before income taxes       96,810      110,564       217,921      231,899
Income taxes                     33,278       39,250        76,272       82,324
                              __________   _________     _________    _________
Net income                   $   63,532   $   71,314    $  141,649   $  149,575
                              ==========   ==========    ==========   =========
Earnings per share - Basic   $      .59   $     .64     $     1.30   $     1.34
Earnings per share - Diluted $      .58   $     .63     $     1.29   $     1.33

Cash dividends per
  common share               $      .15   $     .15     $      .30   $      .30


See accompanying notes to consolidated financial statements.

                                     PARKER-HANNIFIN CORPORATION
                                    CONSOLIDATED BALANCE SHEET
                                      (Dollars in thousands)
                                            (Unaudited)

                                                  December 31,       June 30,
                                                          1998           1998
                                                    __________     __________
ASSETS
Current assets:
  Cash and cash equivalents                         $   39,940     $   30,488
  Accounts receivable, net                             661,261        699,179
  Inventories:
    Finished products                                  506,290        416,034
    Work in process                                    361,907        392,880
    Raw materials                                      143,526        135,357
                                                    __________     __________
                                                     1,011,723        944,271
  Prepaid expenses                                      20,628         22,035
  Deferred income taxes                                 87,567         84,102
                                                    __________     __________
      Total current assets                           1,821,119      1,780,075

Plant and equipment                                  2,487,666      2,345,109
  Less accumulated depreciation                      1,296,372      1,209,884
                                                    __________     __________
                                                     1,191,294      1,135,225

Other assets                                           708,939        609,521
                                                    __________     __________
      Total assets                                  $3,721,352     $3,524,821
                                                    ==========     ==========

LIABILITIES
Current liabilities:
  Notes payable                                     $  350,604     $  265,485
  Accounts payable, trade                              282,166        338,249
  Accrued liabilities                                  290,818        350,662
  Accrued domestic and foreign taxes                    26,266         34,374
                                                    __________     __________
      Total current liabilities                        949,854        988,770

Long-term debt                                         634,203        512,943
Pensions and other postretirement benefits             280,415        265,675
Deferred income taxes                                   38,055         29,739
Other liabilities                                       49,078         44,244
                                                    __________     __________
      Total liabilities                              1,951,605      1,841,371

SHAREHOLDERS' EQUITY
Serial preferred stock, $.50 par value;
   authorized 3,000,000 shares; none issued                  -              -
Common stock, $.50 par value; authorized
   600,000,000 shares; issued 111,812,025
   shares at December 31 and June 30                    55,906         55,906
Additional capital                                     137,102        139,726
Retained earnings                                    1,740,265      1,631,316
Accumulated other comprehensive income                 (35,335)       (60,026)
                                                    __________     __________
                                                     1,897,938      1,766,922

Common stock in treasury at cost;
   3,338,321 shares at December 31 and
   1,938,762 shares at June 30                        (128,191)       (83,472)
                                                    __________     __________
     Total shareholders' equity                      1,769,747      1,683,450
                                                    __________     __________
     Total liabilities and shareholders' equity     $3,721,352     $3,524,821
                                                    ==========     ==========

See accompanying notes to consolidated financial statements.

                            PARKER-HANNIFIN CORPORATION
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in thousands)
                                   (Unaudited)

                                                        Six Months Ended
                                                          December 31,
                                                     _____________________

                                                         1998         1997
                                                     ________     ________

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $141,649     $149,575
   Adjustments to reconcile net income to net cash
        provided by operations:
     Depreciation                                      85,636       79,906
     Amortization                                      19,146       13,079
     Deferred income taxes                             (4,454)     (16,111)
     Foreign currency transaction (gain) loss          (3,752)       1,171
     Loss (gain) on sale of plant and equipment           794         (766)

   Changes in assets and liabilities:
     Accounts receivable, net                          68,054       30,376
     Inventories                                      (39,916)     (84,278)
     Prepaid expenses                                   5,430        2,008
     Other assets                                     (15,381)     (20,674)
     Accounts payable, trade                          (69,408)     (20,106)
     Accrued payrolls and other compensation          (58,234)     (21,347)
     Accrued domestic and foreign taxes                (5,990)      (6,135)
     Other accrued liabilities                        (15,494)       8,220
     Pensions and other postretirement benefits        10,116        5,418
     Other liabilities                                  4,649        6,602
                                                     ________     ________
        Net cash provided by operating activities     122,845      126,938

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions (excluding cash of $2,609 in 1998)    (89,865)    (143,546)
   Capital expenditures                              (114,650)    (112,000)
   Proceeds from sale of plant and equipment            2,364        2,983
   Other                                                1,045       (3,053)
                                                     ________     ________
        Net cash used in investing activities        (201,106)    (255,616)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments for common share activity                 (47,863)     (44,732)
   Proceeds from notes payable, net                    75,569      132,021
   Proceeds from long-term borrowings                 206,621       50,086
   Payments of long-term borrowings                  (115,895)      (6,213)
   Dividends                                          (32,700)     (33,407)
                                                     ________     ________
        Net cash provided by financing activities      85,732       97,755
Effect of exchange rate changes on cash                 1,981       (1,393)
                                                     ________     ________
Net increase (decrease) in cash and cash equivalents    9,452      (32,316)
Cash and cash equivalents at beginning of year         30,488       68,997
                                                     ________     ________
Cash and cash equivalents at end of period           $ 39,940     $ 36,681
                                                     ========     ========
See accompanying notes to consolidated financial statements.


                             PARKER-HANNIFIN CORPORATION
                       BUSINESS SEGMENT INFORMATION BY INDUSTRY
                             (Dollars in thousands)
                                  (Unaudited)

Parker operates in two industry segments:  Industrial and Aerospace.  The
Industrial Segment is the largest and includes a significant portion of International operations.

Industrial - This segment produces a broad range of motion-control and fluid systems and components used in all kinds of manufacturing, packaging, processing, transportation, mobile construction, and agricultural and military machinery and equipment. Sales are made directly to major original equipment manufacturers (OEMs) and through a broad distribution network to smaller OEMs and the aftermarket.

Aerospace - This segment designs and manufactures products and provides aftermarket support for commercial, military and general-aviation aircraft, missile and spacecraft markets. The Aerospace Segment provides a full range of systems and components for hydraulic, pneumatic and fuel applications.


Results by Business Segment:
                                  Three Months Ended         Six Months Ended
                                     December 31,             December 31,
                             _______________________     ______________________
                                   1998         1997          1998         1997
                             __________   __________     _________   __________
Net sales, including
     intersegment sales
   Industrial:
    North America            $  609,074   $  595,442    $1,235,963   $1,180,941
    International               312,144      280,926       622,514      545,324
   Aerospace                    278,232      239,071       560,210      472,625
   Intersegment sales              (429)        (491)         (942)        (773)
                             __________   __________     _________   __________
Total                        $1,199,021   $1,114,948    $2,417,745   $2,198,117
                             ==========   ==========    ==========   ==========

Income from operations before
     corporate general and
     administrative expenses
   Industrial:
    North America            $   65,310   $   82,781    $  144,898   $  172,463
    International                22,178       18,691        47,935       38,842
   Aerospace                     41,822       35,405        86,185       72,321
                             __________   __________     _________   __________
Total                           129,310      136,877       279,018      283,626

Corporate general and
    administrative expenses      14,826       17,099        27,275       33,093
                             __________   __________     _________   __________
Income from operations       $  114,484   $  119,778    $  251,743   $  250,533
                             ==========   ==========    ==========   ==========

See accompanying notes to consolidated financial statements.

                           PARKER-HANNIFIN CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands, except per share amounts
                             _______________



1. Management Representation

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments
    (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1998, the results of operations for the three and six months ended December 31, 1998 and 1997 and cash flows for the six months then ended.


2.  Earnings per share

    The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended December 31, 1998 and 1997.

                               Three Months Ended           Six Months Ended
                                    December 31,              December 31,
                             _______________________  ________________________
                                   1998         1997         1998         1997
                             __________  ___________  ___________   __________
    Numerator:
    Net income applicable
      to common shares         $ 63,532      $71,314    $ 141,649     $149,575
    Denominator:
    Basic - weighted average
      common shares         108,541,603  111,128,438  108,953,828  111,365,904
    Increase in weighted
      average from dilutive
      effect of exercise of
      stock options             880,609    1,052,499      821,286      952,230
                             __________  ___________  ___________   __________
    Diluted - weighted average
      common shares, assuming
      exercise of stock
      options               109,422,212  112,180,937  109,775,114  112,318,134
                            ===========  ===========  ===========  ===========

    Basic earnings per share     $  .59       $  .64      $  1.30      $  1.34

    Diluted earnings per share   $  .58       $  .63      $  1.29      $  1.33



3.  Stock repurchase program

    The Board of Directors has approved a program to repurchase the Company's common stock on the open market, at prevailing prices. The repurchase will primarily be funded from operating cash flows and the shares will initially be held as treasury stock. During the three-month period ended December 31, 1998 the Company purchased 540,000 shares of its common stock at an average price of $35.155 per share. Year-to-date the Company has purchased 1,500,000 shares at an average price of $32.459 per share.

4.  Comprehensive income

    On July 1, 1998, the Company adopted SFAS No. 130, "Reporting
    Comprehensive Income". SFAS No. 130 establishes new standards for reporting comprehensive income and its components. The Company's only item of other comprehensive income is foreign currency translation adjustments recorded in shareholders' equity.
    Comprehensive income for the three and six months ended December 31, 1998 and 1997 is as follows:

                               Three Months Ended          Six Months Ended
                                  December 31,                December 31,
                               __________________        _____________________
                                   1998      1997             1998        1997
                               ________  ________        _________   _________

    Net income                 $ 65,532  $ 71,314        $ 141,649   $ 149,575
    Foreign currency
     Translation adjustments       (508)  (18,981)          24,691     (22,836)
                               ________  ________        _________   _________
    Comprehensive income       $ 65,024  $ 52,333        $ 166,340   $ 126,739
                               ========  ========        =========   =========


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

                   PARKER-HANNIFIN CORPORATION

                             FORM 10-Q
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998
             AND COMPARABLE PERIODS ENDED DECEMBER 31, 1997


CONSOLIDATED STATEMENT OF INCOME

Net sales increased 7.5 percent for the second quarter of fiscal 1999 and
10.0 percent for the six-month period ended December 31, 1998. Without acquisitions, the increases would have been 4.0 percent and 5.5 percent, respectively. Excluding acquisitions, these increases primarily result from the continuing strength of the Aerospace operations.

Income from operations was $114.5 million for the current second quarter and $251.7 million for the current six months, a decrease of 4.4 percent for the quarter and an increase of .5 percent for the six months. As a percent of sales, Income from operations declined to 9.5 percent from 10.7 percent for the quarter and to 10.4 percent from 11.4 percent for the six months. Cost of sales as a percent of sales increased to 78.7 percent from 77.3 percent for the quarter and to 78.2 percent from 76.9 percent for the six months. The declining margins are the result of lower volume and a change in product mix in the Industrial North American operations. Selling, general and administrative expenses, as a percent of sales, declined slightly, improving to 11.8 percent of sales from 11.9 percent for the quarter and to 11.4 percent from 11.7 percent for the six months. The slight improvement in selling, general and administrative expenses is the result of lower incentive compensation.

Interest expense increased $4.3 million for the quarter ended December 31, 1998, from the same period ended December 31, 1997, due to increased borrowings related to acquisitions completed in the last 12 months. Interest expense for the current six months increased $9.9 million compared to the same period in the prior year.

Interest and other income for both the prior-year quarter and six months included $3.3 million in income related to the relocation of the corporate headquarters.

Net income declined 10.9 percent for the quarter, and 5.3 percent for the half, as compared to the prior year. As a percent of sales, Net income declined to 5.3 percent from 6.4 percent for the quarter and to 5.9 percent from 6.8 percent for the six months.

Backlog was $1.61 billion at December 31, 1998 compared to $1.64 billion in the prior year and at June 30, 1998. The flat level of backlog reflects the slowing of orders as many customers adjust to the current economic environment.

RESULTS BY BUSINESS SEGMENT

INDUSTRIAL - The Industrial Segment operations achieved the following Net sales increases in the current year when compared to the equivalent prior-year period:
                               Period ending December 31,
                             Three Months     Six Months
Industrial North America         2.3 %            4.7 %
Industrial International        11.1 %           14.2 %
Total Industrial                 5.1 %            7.7 %

Without the effect of currency-rate changes, International sales would have increased 10.4 percent for the quarter, but the increase remains at 14.2 percent for the six months.

Without the effect of acquisitions completed within the past 12 months, the changes in Net sales would have been:

                              Period ending December 31,
                           Three Months      Six Months
Industrial North America        (.9) %         .8 %
Industrial International        3.7 %         4.7 %
Total Industrial                 .6 %         2.0 %

Operating income for the Industrial segment was down 13.8 percent for the quarter and 8.7 percent for the six months. Industrial North America Operating income decreased 21.1 percent for the quarter and 16.0 percent for the six months while Industrial International results increased 18.7 percent for the quarter and 23.4 percent for the six months. Without acquisitions, total Industrial Segment Operating income would have decreased 12.8 percent for the quarter and 8.9 percent for the six months. As a percent of sales, Industrial North American Operating income decreased to 10.7 percent from
13.9 percent for the quarter and to 11.7 percent from 14.6 percent for the six months. Industrial International Operating income increased to 7.1 percent from 6.7 percent for the quarter and to 7.7 percent from 7.1 percent for the six months.

Order demand has been declining for many of the North American Industrial operations, especially those supporting the agricultural equipment, semiconductor manufacturing, factory automation and construction equipment industries. Margins for the second quarter and first six months of fiscal 1999 were adversely affected by lower volume (resulting in the under-absorption of fixed costs), a change in product mix (with a greater percentage of sales being made in lower margin businesses) and the operating impact of integrating recent acquisitions. Higher volume in Europe provided the revenue growth in the Industrial International operations and, along with a more favorable product mix, helped improve profitability.

Total Industrial Segment backlog increased 1.5 percent compared to December 31, 1997 and decreased .1 percent since June 30, 1998. Without acquisitions, backlog would have decreased 1.8 percent compared to December 31, 1997 and
3.9 percent since June 30, 1998. The decline in backlog is due to declining order rates being experienced in most of the Industrial Segment markets.

Management anticipates most Industrial North American markets to remain soft for the balance of the fiscal year resulting in slight revenue growth and increased pressure on margins due to the underabsorption of fixed costs. For the second half of the year, business conditions for the European operations are expected to be consistent with the conditions experienced in the first half but uncertainty surrounds the second half business conditions in Latin America, especially Brazil.

AEROSPACE - Aerospace Net sales were up 16.4 percent for the quarter and 18.5 percent for the six months. Continuing strong commercial aircraft activity accounted for much of the sales growth.

Operating income for the Aerospace Segment increased 18.1 percent for the quarter and 19.2 percent for the six-month period. As a percent of sales, Operating income increased to 15.0 percent from 14.8 percent for the quarter and to 15.4 percent from 15.3 percent for the six-month period. The increase in the margins was the result of the sales growth.

Backlog for the Aerospace Segment decreased 2.9 percent from December 31, 1997 and 3.0 percent since June 30, 1998. The decline in backlog reflects a slowdown in order rates. A change to heavier OEM volume in future product mix could also result in lower margins.

BALANCE SHEET

Working capital increased to $871.3 million at December 31, 1998 from $791.3 million at June 30, 1998 with the ratio of current assets to current liabilities increasing to 1.9 to 1. The increase was primarily due to an increase in Inventories and decreases in Accounts payable, trade and Accrued liabilities, partially offset by a decrease in Accounts receivable and an increase in Notes payable.

Accounts receivable were lower on December 31, 1998 than on June 30, 1998 primarily due to the holiday induced lower level of sales in the month of December. Days sales outstanding have increased to 49 days at December 31, 1998 from 46 days at June 30, 1998.

Inventories increased since June 30, 1998 primarily as a result of acquisitions within the Industrial segment.

Accounts payable, trade decreased $56.1 million since June 30, 1998 with the reduction occurring consistently throughout the operations. A portion of the decrease was the result of lower production in the month of December.

Accrued liabilities decreased $59.8 million since June 30, 1998 primarily as a result of lower incentive compensation accruals occurring throughout most of the operations.

The debt to debt-equity ratio increased to 35.8 percent at December 31, 1998 from 31.6 percent at June 30, 1998 as a result of increases in Notes payable and Long-term debt, both of which were utilized to finance recent acquisitions.

STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $122.8 million for the six months ended December 31, 1998, as compared to $126.9 million for the same six months of 1997. Net income for fiscal 1999 included non-cash Depreciation and Amortization expenses of $104.8 million as compared to $93.0 million in fiscal 1998. Net income also included a net foreign currency transaction gain of $3.8 million in fiscal 1999 as compared to a net loss of $1.2 million in fiscal 1998.

Activity within the working capital items - Accounts receivable, Inventories, Accounts payable, Accrued payrolls and Prepaid expenses - used cash of $94.1 million in fiscal 1999 compared to using cash of $93.3 million in fiscal 1998. Other accrued liabilities used cash of $15.5 million in the current year compared to providing cash of $8.2 million in the prior year and deferred income taxes used cash of $4.5 million in fiscal 1999 versus using cash of $16.1 million in fiscal 1998.

Net cash used in investing activities declined to $201.1 million for fiscal 1999 compared to $255.6 million for fiscal 1998 primarily due to a reduction in the amount spent on acquisitions.

Financing activities provided cash of $85.7 million for the six months ended December 31, 1998 compared to providing cash of $97.8 million for the same period in 1997. The change resulted primarily from net debt borrowings providing cash of $166.3 million in fiscal 1999 compared to $175.9 million in the prior year.

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

YEAR 2000 CONSIDERATONS

The Company has taken action to assure that its computerized products and systems and all external interfaces are Year 2000 compliant. These actions are part of a formal information technology initiative which the Company began several years ago. As a result, none of the Company's significant information technology projects have been delayed due to the year 2000 issue. The Company expects to have all internal standard application systems, including all information systems plus any equipment or embedded systems which may be impacted, compliant by July 1999 by modifying present systems, installing new systems and monitoring third-party interfaces. The cost for these actions is not material to the Company's results of operations. The Company will continue to reassess the need for alternative actions based on its progress towards being year 2000 compliant by July 1999 but at this time anticipates that no such actions will be required.

In addition, the Company contacted its key suppliers, customers, distributors and financial service providers regarding their Year 2000 status. Follow-up inquiries and audits with such key third parties will be conducted as warranted. The Company expects assurance that key third parties are year 2000 compliant by July 1999. If it is determined that any key third party may not be year 2000 compliant on a timely basis, the Company will execute a contingency plan that has been developed to ensure its operations are not affected by such key third party's year 2000 noncompliance.

While management does not expect that the consequences of any failure of the Company or any key third party to be fully compliant by 2000 would significantly affect the financial position, liquidity, or results of operations of the Company, there can be no assurance that any such failure to be fully compliant by 2000 would not have an adverse impact on the Company.

EURO PREPARATIONS

The Company has completed an upgrade of its systems to accommodate the Euro currency. The cost of this upgrade was immaterial to the Company's financial results. Although difficult to predict, any competitive implications and any impact on existing financial instruments are expected to be immaterial to the Company's results of operations, financial position or liquidity.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain "forward-looking statements", all of which are subject to risks and uncertainties. All statements which address operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to growth, operating margin performance, earnings per share or statements expressing general opinions about future operating results, are forward-looking statements.

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

* competitive pressure on sales and pricing,

* increases in material and other production costs which cannot be recovered in product pricing,

* uncertainties surrounding the year 2000 issues and the new Euro currency,

* difficulties in introducing new products and entering new markets, and

* uncertainties surrounding the global economy and global market conditions, including among others, the economy of the Asia Pacific and Latin America regions and the potential devaluation of currencies.

Any forward-looking statements are based on known events and circumstances at the time. The Company undertakes no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of the filing of this Form 10-Q.

                         PARKER-HANNIFIN CORPORATION

                         PART II - OTHER INFORMATION

        Item 2.     Change in Securities and Use of Proceeds.
        _______     _________________________________________

                 During the quarter ended December 31, 1998, in reliance upon Section 4(2) of the Securities Act of 1933, as amended, the Registrant issued the following shares of Common Stock, $.50 par value:

                 (a) 8,151 shares valued at $35.47 per share to four Directors of the Registrant in lieu of fees pursuant to the Registrant's Non-Employee Directors Stock Plan; and

                 (b) 4,280 shares valued at $46.76 per share to Dynamic Valves,Inc. as the final installment of the purchase price in the acquisition of substantially all of its assets.


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


Date:  February 12, 1999

                                EXHIBIT INDEX




                 Exhibit No.                      Description of Exhibit
                 ___________                      ______________________


                     27                          Financial Data Schedule