Form 10-Q
period 1999-03-31
PARKER HANNIFIN CORP
filed 1999-05-10
CIK 76334

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q



[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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


                  Yes  X .         No.


Number of Common Shares outstanding at March 31, 1999  108,520,856

                                    PART I - FINANCIAL INFORMATION

                                           PARKER-HANNIFIN CORPORATION
                                       CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in  thousands, except per share amounts)
                                                 (Unaudited)
                                   Three Months Ended         Nine Months Ended
                                        March 31,                March 31,
                              ______________________    _______________________
                                   1999         1998          1999         1998
                              __________   __________    __________   __________
Net sales                    $1,255,789   $1,196,548    $3,673,534   $3,394,665
Cost of sales                   989,137      912,322     2,879,611    2,601,670
                              _________    __________    __________   _________
Gross profit                    266,652      284,226       793,923      792,995
Selling, general and
  administrative expenses       136,278      138,458       411,806      396,694
                              __________   __________    __________   _________
Income from operations          130,374      145,768       382,117      396,301
Other income (deductions):
   Interest expense             (15,634)     (13,512)      (49,050)     (37,031)
   Interest and other income,
     net                          2,970         (363)        2,564        4,522
                              __________   _________     _________    _________
                                (12,664)     (13,875)      (46,486)     (32,509)
                              __________   _________     _________    _________
Income before income taxes      117,710      131,893       335,631      363,792
Income taxes                     41,199       48,668       117,471      130,992
                              __________   _________     _________    _________
Net income                   $   76,511   $   83,225    $  218,160   $  232,800
                              ==========   ==========    ==========   =========
Earnings per share - Basic   $      .71   $      .76    $     2.01   $     2.10
Earnings per share - Diluted $      .70   $      .75    $     1.99   $     2.08

Cash dividends per
  common share               $      .17   $      .15    $      .47   $      .45


See accompanying notes to consolidated financial statements.

                                     PARKER-HANNIFIN CORPORATION
                                    CONSOLIDATED BALANCE SHEET
                                      (Dollars in thousands)
                                            (Unaudited)

                                                     March 31,       June 30,
                                                          1999           1998
                                                    __________     __________
ASSETS
Current assets:
  Cash and cash equivalents                         $   41,077     $   30,488
  Accounts receivable, net                             718,711        699,179
  Inventories:
    Finished products                                  460,960        416,034
    Work in process                                    343,645        392,880
    Raw materials                                      134,436        135,357
                                                    __________     __________
                                                       939,041        944,271
  Prepaid expenses                                      19,554         22,035
  Deferred income taxes                                 80,828         84,102
                                                    __________     __________
      Total current assets                           1,799,211      1,780,075

Plant and equipment                                  2,487,054      2,345,109
  Less accumulated depreciation                      1,300,282      1,209,884
                                                    __________     __________
                                                     1,186,772      1,135,225

Other assets                                           705,344        609,521
                                                    __________     __________
      Total assets                                  $3,691,327     $3,524,821
                                                    ==========     ==========

LIABILITIES
Current liabilities:
  Notes payable                                     $  172,752     $  265,485
  Accounts payable, trade                              268,193        338,249
  Accrued liabilities                                  312,903        350,662
  Accrued domestic and foreign taxes                    46,142         34,374
                                                    __________     __________
      Total current liabilities                        799,990        988,770

Long-term debt                                         733,504        512,943
Pensions and other postretirement benefits             280,840        265,675
Deferred income taxes                                   37,004         29,739
Other liabilities                                       56,359         44,244
                                                    __________     __________
      Total liabilities                              1,907,697      1,841,371

SHAREHOLDERS' EQUITY
Serial preferred stock, $.50 par value;
   authorized 3,000,000 shares; none issued                  -              -
Common stock, $.50 par value; authorized
   600,000,000 shares; issued 111,812,025
   shares at March 31 and June 30                       55,906         55,906
Deferred compensation related to guarantee
   of ESOP debt                                       (112,000)             -
Additional capital                                     130,416        139,726
Retained earnings                                    1,798,332      1,631,316
Accumulated other comprehensive income                 (79,972)       (60,026)
                                                    __________     __________
                                                     1,792,682      1,766,922

Common stock in treasury at cost;
   235,756 shares at March 31 and
   1,938,762 shares at June 30                          (9,052)       (83,472)
                                                    __________     __________
     Total shareholders' equity                      1,783,630      1,683,450
                                                    __________     __________
     Total liabilities and shareholders' equity     $3,691,327     $3,524,821
                                                    ==========     ==========

See accompanying notes to consolidated financial statements.

                            PARKER-HANNIFIN CORPORATION
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in thousands)
                                   (Unaudited)

                                                        Nine Months Ended
                                                             March 31,
                                                     _____________________

                                                         1999         1998
                                                     ________     ________

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $218,160     $232,800
   Adjustments to reconcile net income to net cash
        provided by operations:
     Depreciation                                     125,599      117,928
     Amortization                                      28,419       20,168
     Deferred income taxes                              3,279      (17,858)
     Foreign currency transaction (gain) loss          (2,415)       2,294
     Loss (gain) on sale of plant and equipment           542         (850)
     Write-off of purchased in-process R&D                  -        5,200

   Changes in assets and liabilities:
     Accounts receivable, net                          (5,581)     (61,196)
     Inventories                                       12,194     (128,150)
     Prepaid expenses                                   5,707          240
     Other assets                                     (25,346)     (24,123)
     Accounts payable, trade                          (79,415)       5,636
     Accrued payrolls and other compensation          (32,359)      14,062
     Accrued domestic and foreign taxes                15,045       16,819
     Other accrued liabilities                        (11,274)      (2,313)
     Pensions and other postretirement benefits        15,243       10,386
     Other liabilities                                 11,635        7,034
                                                     ________     ________
        Net cash provided by operating activities     279,433      198,077

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions (excluding cash of $2,609 and
      $2,320 in 1999 and 1998)                        (89,865)    (172,859)
   Capital expenditures                              (166,835)    (162,940)
   Proceeds from sale of plant and equipment            4,582        4,195
   Other                                               (1,926)       3,118
                                                     ________     ________
        Net cash used in investing activities        (254,044)    (328,486)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from (payments for) common
      share activity                                   64,599      (70,969)
   (Payments of) proceeds from notes payable, net    (112,248)     187,031
   Proceeds from long-term borrowings                 205,960       52,097
   Payments of long-term borrowings                  (122,584)     (12,580)
   Dividends                                          (51,144)     (49,943)
                                                     ________     ________
        Net cash (used in) provided by
          financing activities                        (15,417)     105,636
Effect of exchange rate changes on cash                   617       (1,779)
                                                     ________     ________
Net increase (decrease) in cash and cash equivalents   10,589      (26,552)
Cash and cash equivalents at beginning of year         30,488       68,997
                                                     ________     ________
Cash and cash equivalents at end of period           $ 41,077     $ 42,445
                                                     ========     ========
Noncash activities:  In 1999 assumption of ESOP debt guarantee for $112,000 and capital lease obligations of $7,346.  In 1998 Treasury stock of $9,750 was issued for an acquisition.

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


Results by Business Segment:
                                  Three Months Ended         Nine Months Ended
                                      March 31,                 March 31,
                             _______________________     ______________________
                                   1999         1998          1999         1998
                             __________   __________     _________   __________
Net sales, including
     intersegment sales
   Industrial:
    North America            $  664,260   $  645,739    $1,900,223   $1,826,680
    International               308,753      295,692       931,267      841,016
   Aerospace                    283,291      255,534       843,501      728,159
   Intersegment sales              (515)        (417)       (1,457)      (1,190)
                             __________   __________     _________   __________
Total                        $1,255,789   $1,196,548    $3,673,534   $3,394,665
                             ==========   ==========    ==========   ==========

Income from operations before
     corporate general and
     administrative expenses
   Industrial:
    North America            $   88,058   $   93,934    $  232,956   $  266,397
    International                14,320       23,828        62,255       62,670
   Aerospace                     43,116       45,079       129,301      117,400
                             __________   __________     _________   __________
Total                           145,494      162,841       424,512      446,467

Corporate general and
    administrative expenses      15,120       17,073        42,395       50,166
                             __________   __________     _________   __________
Income from operations       $  130,374   $  145,768    $  382,117   $  396,301
                             ==========   ==========    ==========   ==========

See accompanying notes to consolidated financial statements.

                           PARKER-HANNIFIN CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands, except per share amounts
                             _______________



1. Management Representation

   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments
   (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three and nine months ended March 31, 1999 and 1998 and cash flows for the nine months then ended.

2. Employee Stock Ownership Plan (ESOP)

   In March 1999 the Company's ESOP was releveraged when the ESOP Trust borrowed $112 million and used the proceeds to purchase 3,055,413 shares of the Company's common stock from the Company's treasury. The Company used the proceeds from the sale to pay down debt. The loan is unconditionally guaranteed by the Company and therefore the unpaid balance of the borrowing is reflected in the Consolidated Balance sheet as Long-term debt. An equivalent amount representing Deferred compensation is recorded as a deduction from Shareholders' equity.

3. Non-recurring charge

   During the three-month period ended March 31, 1998 the Company incurred an acquisition-related charge of $5.2 million or $0.5 per share. An independent appraisal of Computer Technology Corporation, a February 1998 acquisition, attributed a portion of the purchase price to in-process research and development. Generally accepted accounting principles require research and development to be expensed. The charge was recorded to Cost of sales within the North American Industrial segment.

4. Earnings per share

   The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended March 31, 1999 and 1998.

                                Three Months Ended         Nine Months Ended
                                    March 31,                  March 31,
                             _______________________  ________________________
                                   1999         1998         1999         1998
                             __________  ___________  ___________   __________
    Numerator:
    Net income applicable
      to common shares          $76,511      $83,225     $218,160     $232,800
    Denominator:
    Basic - weighted average
      common shares         108,503,957  110,480,290  108,803,871  111,070,700
    Increase in weighted
      average from dilutive
      effect of exercise of
      stock options             832,510    1,326,400      825,027    1,076,954
                             __________  ___________  ___________   __________
    Diluted - weighted average
      common shares, assuming
      exercise of stock
      options               109,336,467  111,806,690  109,628,898  112,147,654
                            ===========  ===========  ===========  ===========

    Basic earnings per share     $  .71       $  .76     $  2.01       $  2.10

    Diluted earnings per share   $  .70       $  .75     $  1.99       $  2.08



5.  Stock repurchase program

    The Board of Directors has approved a program to repurchase the Company's common stock on the open market, at prevailing prices.
    The repurchase will primarily be funded from operating cash flows and the shares will initially be held as treasury stock. The Company did not purchase any shares of its common stock during the three-month period ended March 31, 1999. Year-to-date the Company has purchased 1,500,000 shares at an average price of $32.459 per share.


6.  Comprehensive income

    On July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new standards for reporting comprehensive income and its components. The Company's only item of other comprehensive income is foreign currency translation adjustments recorded in shareholders' equity. Comprehensive income for the three and nine months ended March 31, 1999 and 1998 is as follows:

                               Three Months Ended           Nine Months Ended
                                   March 31,                    March 31,
                               __________________        _____________________
                                   1999      1998             1999        1998
                               ________  ________        _________   _________

    Net income                 $ 76,511  $ 83,225        $ 218,160   $ 232,800
    Foreign currency
     Translation adjustments    (44,637)  (10,849)         (19,946)    (33,685)
                               ________  ________        _________   _________
    Comprehensive income       $ 31,874  $ 72,376        $ 198,214   $ 199,115
                               ========  ========        =========   =========

7.  Acquisitions

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

                   PARKER-HANNIFIN CORPORATION

                             FORM 10-Q
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999
             AND COMPARABLE PERIODS ENDED MARCH 31, 1998


CONSOLIDATED STATEMENT OF INCOME

Net sales increased 5.0 percent for the third quarter of fiscal 1999 and 8.2 percent for the nine-month period ended March 31, 1999. Without acquisitions, the increases would have been 1.4 percent and 4.1 percent, respectively. Excluding acquisitions, the growth occurred primarily in the Aerospace segment.

Income from operations was $130.4 million for the current third quarter and $382.1 million for the current nine months, a decrease of 10.6 percent for the quarter and 3.6 percent for the nine months. The prior year quarter and nine-month results include an acquisition-related charge of $5.2 million for in-process research and development. As a percent of sales, Income from operations declined to 10.4 percent from 12.2 percent for the quarter and to
10.4 percent from 11.7 percent for the nine months. Cost of sales as a percent of sales increased to 78.8 percent from 76.2 percent for the quarter and to 78.4 percent from 76.6 percent for the nine months. The declining margins are primarily the result of the underabsorption of overhead costs and
the effects of pricing pressure in the Industrial segment.   Selling, general
and administrative expenses, as a percent of sales, declined to 10.9 percent of sales from 11.6 percent for the quarter and to 11.2 percent from 11.7 percent for the nine months. The improvement in selling, general and administrative expenses is primarily the result of lower incentive compensation.

Interest expense increased $2.1 million for the quarter ended March 31, 1999 and $12.0 million for the nine-month period ended March 31, 1999 due primarily to increased borrowings related to acquisitions completed in the last 12 months.

Interest and other income for both the current year quarter and nine months included $1.7 million in interest income related to an IRS refund. Interest and other income for both the prior year quarter and nine months included $3.3 million in income related to the relocation of the corporate headquarters.

The effective tax rate for year-to-date 1999 is 35.0 percent, compared to a rate of 36.0 percent in fiscal 1998. The decrease in rate results from having received no tax benefit for the acquisition-related $5.2 million charge for in-process R&D recorded in fiscal 1998.

Net income declined 8.1 percent for the quarter and 6.3 percent for the nine months, as compared to the prior year. As a percent of sales, Net income declined to 6.1 percent from 7.0 percent for the quarter and to 5.9 percent from 6.9 percent for the nine months.

Backlog was $1.69 billion at March 31, 1999 compared to $1.67 billion in the prior year and $1.65 billion at June 30, 1998. The slight increase in backlog reflects an improvement in order rates experienced in the latter part of the third quarter of fiscal 1999.

RESULTS BY BUSINESS SEGMENT


INDUSTRIAL - The Industrial Segment operations achieved the following Net sales increases in the current year when compared to the equivalent prior-year period:
                                    Period ending March 31,
                                  Three Months   Nine Months
Industrial North America              2.9%         4.0%
Industrial International              4.4%        10.7%
Total Industrial                      3.4%         6.1%

Without the effect of currency-rate changes, International sales would have increased 5.4 percent for the quarter and 11.1 percent for the nine months.

Without the effect of acquisitions completed within the past 12 months, the changes in Net sales would have been:
                                    Period ending March 31,
                                  Three Months   Nine Months
Industrial North America              (.4)%         .3%
Industrial International             (2.9)%        2.0%
Total Industrial                     (1.2)%        .9 %

Operating income for the Industrial segment was down 13.1 percent for the quarter and 10.3 percent for the nine months. Industrial North American Operating income decreased 6.3 percent for the quarter and 12.6 percent for the nine months while Industrial International results decreased 39.9 percent for the quarter and .7 percent for the nine months. As a percent of sales, Industrial North American Operating income decreased to 13.3 percent from
14.5 percent for the quarter and to 12.3 percent from 14.6 percent for the nine months. Industrial International Operating income decreased to 4.6 percent from 8.1 percent for the quarter and to 6.7 percent from 7.5 percent for the nine months.

Industrial segment margins for the third quarter and first nine months of fiscal 1999 continue to be adversely affected by the underabsorption of overhead costs (particularly in the current quarter as operations focused on reducing inventories) and pricing pressure.

Order demand for much of the current fiscal year has been declining for many of the Industrial operations, particularly in the agricultural, petrochemical, construction and machine tool markets. A slight improvement in the trend of order rates was seen late in the third quarter of fiscal 1999; however, it is unclear whether this upward trend will be sustainable for the balance of the current fiscal year and into fiscal 2000. The strength in the European operations experienced earlier in the fiscal year has moderated while the results in the Asia-Pacific region have improved.

Total Industrial Segment backlog decreased 3.3 percent compared to March 31, 1998 and .6 percent since June 30, 1998. Without acquisitions, backlog would have decreased 7.6 percent compared to March 31, 1998 and 5.1 percent since June 30, 1998. The decline in backlog is due to the decline in order rates that has been experienced for much of the fiscal year in a number of the Industrial Segment markets.

Management anticipates the North American Industrial operations to experience slight revenue growth for the balance of the fiscal year with margins remaining at the current quarter level. Current business conditions in Europe are expected to continue into the fourth quarter of 1999 while continued improvement in the Asia Pacific region should be seen. Uncertainty continues to surround the business conditions for the balance of the fiscal year in Latin America.

AEROSPACE - Aerospace Net sales were up 10.9 percent for the quarter and 15.8 percent for the nine months. The continuing high level of activity reflects the increase in commercial aircraft build rates.

Operating income for the Aerospace Segment decreased 4.4 percent for the quarter and increased 10.1 percent for the nine-month period. As a percent of sales, Operating income decreased to 15.2 percent from 17.6 percent for the quarter and to 15.3 percent from 16.1 percent for the nine-month period. The decline in margins reflects a change in mix of OEM and aftermarket sales between the current quarter and prior year quarter as well as the effect of a reduction in inventory.

Backlog for the Aerospace Segment increased 4.0 percent from March 31, 1998 and 4.5 percent since June 30, 1998. The increase in backlog reflects the recent upward trend in order rates; however, the level of order rates for OEM business is expected to decline in fiscal 2000.


BALANCE SHEET

Working capital increased to $999.2 million at March 31, 1999 from $791.3 million at June 30, 1998 with the ratio of current assets to current liabilities increasing to 2.2 to 1. The increase was primarily due to decreases in Notes payable, Accounts payable, trade and Accrued liabilities.

Accounts receivable were higher on March 31, 1999 than on June 30, 1998 although days sales outstanding remained at 46 days.

Inventories decreased since June 30, 1998 despite the addition of inventory from current year acquisitions as the result of a focused effort to reduce inventory levels to reflect current market conditions. Months supply of inventory was 3.6 at March 31, 1999 compared to 3.7 at June 30, 1998.

Accounts payable, trade decreased $70.1 million since June 30, 1998 with the reduction occurring consistently throughout the operations. The decrease reflects the result of lower production levels.

Accrued liabilities decreased $37.8 million since June 30, 1998 primarily as a result of lower incentive compensation accruals occurring throughout most of the operations.

Notes payable decreased $92.7 million since June 30, 1998 primarily due to using the proceeds from the sale of treasury shares to the ESOP Trust to pay down commercial paper.

The debt to debt-equity ratio increased to 33.7 percent at March 31, 1999 from 31.6 percent at June 30, 1998 as a result of an increase in Long-term debt which was utilized to finance recent acquisitions.


STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $279.4 million for the nine months ended March 31, 1999, as compared to $198.1 million for the same nine months of 1998. Activity within the working capital items - Accounts receivable, Inventories, Accounts payable, Accrued payrolls and Other accrued liabilities - used cash of $116.4 million in fiscal 1999 compared to using cash of $172.0 million in fiscal 1998. Deferred income taxes provided cash of $3.3 million in fiscal 1999 versus using cash of $17.9 million in fiscal 1998.

Net cash used in investing activities declined to $254.0 million for fiscal 1999 compared to $328.5 million for fiscal 1998 primarily due to a reduction in the amount spent on acquisitions.

Financing activities used cash of $15.4 million for the nine months ended March 31, 1999 compared to providing cash of $105.6 million for the same period in 1998. The change resulted primarily from common share activity providing cash of $64.6 million in fiscal 1999 compared to using cash of $71.0 million in fiscal 1998 as well as net debt activity using cash of $28.9 million in fiscal 1999 compared to providing cash of $226.5 million in the prior year. The fluctuation between fiscal 1999 and fiscal 1998 cash flow from common share activity is the result of the Company selling treasury shares to the ESOP Trust in fiscal 1999.

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


EURO PREPARATIONS

The Company has completed an upgrade of its systems to accommodate the Euro currency. The cost of this upgrade was immaterial to the Company's financial results. Although difficult to predict, any competitive implications and any impact on existing financial instruments of using the Euro currency are expected to be immaterial to the Company's results of operations, financial position or liquidity.

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

                         PARKER-HANNIFIN CORPORATION

                         PART II - OTHER INFORMATION

        Item 2.     Change in Securities and Use of Proceeds.
        _______     _________________________________________

                 During the quarter ended March 31, 1999, in reliance upon Section 4(2) of the Securities Act of 1933, as amended, the Registrant issued 3,055,413 shares to the Parker Retirement Savings Plan Trust at a price of $35.66 per share.



        Item 6.     Exhibits and Reports on Form 8-K.
        ______      _________________________________

        (a) The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

                 Exhibit 27 - Financial Data Schedule

        (b) The Registrant file a report on Form 8-K on March 15, 1999 for the purpose of filing the press release issued by the Registrant in connection with the issuance and sale by the Parker Retirement Savings Plan Trust of $112,000,000 aggregate principal amount of 6.34% Amortizing Notes due July 15, 2008 and the use by such Trust of the proceeds of such sale to purchase common shares from the Registrant.




                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PARKER-HANNIFIN CORPORATION
                                          (Registrant)



                                   /s/Michael J. Hiemstra
                                      Michael J. Hiemstra
                                   Vice President - Finance and Administration
                                   and Chief Financial Officer


Date:  May 10, 1999

                                EXHIBIT INDEX




                 Exhibit No.                      Description of Exhibit
                 ___________                      ______________________


                     27                          Financial Data Schedule