Form 10-K405
period 1999-06-30
PARKER HANNIFIN CORP
filed 1999-09-24
CIK 76334

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                           Commission File No. 1-4982


                           PARKER-HANNIFIN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                             34-0451060
-----------------------------------                        ---------------------
     (State of Incorporation)                               (I.R.S. Employer
                                                            Identification No.)

 6035 Parkland Boulevard, Cleveland, Ohio                       44124-4141
-----------------------------------------                  ---------------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code             (216) 896-3000
                                                           ---------------------


Securities registered pursuant to Section 12(b) of the Act:


                                                         Name of Each Exchange
             Title of Each Class                          on which Registered
             -------------------                         ---------------------


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
                                                   ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 31, 1999, excluding, for purposes of this computation, only stock holdings of the Registrant's Directors and Officers. $4,839,474,763.



         The number of Common Shares outstanding on August 31, 1999 was 111,904,364.


Portions of the following documents are incorporated by reference:


(1) Annual Report to Shareholders of the Company for the fiscal year ended June 30, 1999. Incorporated by reference into Parts I, II and IV hereof.

(2) Definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders. Incorporated by reference into Part III hereof.

                           PARKER-HANNIFIN CORPORATION

                                    FORM 10-K

                         Fiscal Year Ended June 30, 1999


                                     PART I

         ITEM 1. BUSINESS. Parker-Hannifin Corporation is a leading worldwide full-line manufacturer of motion control products, including fluid power systems, electromechanical controls and related components. Fluid power involves the transfer and control of power through the medium of liquid, gas or air, in hydraulic, pneumatic and vacuum applications. Fluid power systems move and position materials, control machines, vehicles and equipment and improve industrial efficiency and productivity. Components of a simple fluid power system include a pump or compressor which generates pressure, valves which control the fluid's flow, an actuator which translates the pressure in the fluid into mechanical energy, a filter to insure proper fluid condition and numerous hoses, couplings, fittings and seals. Electromechanical control involves the use of electronic components and systems to control motion and precisely locate or vary speed in automation applications. In addition to motion control products, the Company also is a leading worldwide producer of fluid purification, fluid flow, process instrumentation, air conditioning, refrigeration, and electromagnetic shielding and thermal management products.

         The Company was incorporated in Ohio in 1938. Its principal executive offices are located at 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141, telephone (216) 896-3000. As used in this Report, unless the context otherwise requires, the term "Company" or "Parker" refers to Parker-Hannifin Corporation and its subsidiaries.

         The Company's manufacturing, service, distribution and administrative facilities are located in 36 states, Puerto Rico and worldwide in 38 foreign countries. Its motion control technology is used in the products of its two business Segments: Industrial and Aerospace. The products are sold as original and replacement equipment through product and distribution centers worldwide. The Company markets its products through its direct-sales employees and more than 7,500 independent distributors. Parker products are supplied to approximately 400,000 customers in virtually every significant manufacturing, transportation and processing industry. For the fiscal year ended June 30, 1999, net sales were $4,958,800,000; Industrial Segment products accounted for 77% of net sales and Aerospace Segment products for 23%.


MARKETS
-------
         Motion control systems are used throughout industry in applications which include moving of materials, controlling machines, vehicles and equipment and positioning materials during the manufacturing process. Motion control systems contribute to the efficient use of energy and improve industrial productivity.

         The approximately 400,000 customers who purchase the Company's products are found throughout virtually every significant manufacturing, transportation and processing industry. No customer accounted for more than 6% of the Company's total net sales for the fiscal year.

         The major markets for products of the Fluid Connectors, Hydraulics, Automation and Seal Groups of the Industrial Segment are agricultural machinery, automotive, construction equipment, electronic equipment, fabricated metals, food production, industrial machinery, lumber and paper, machine tools, marine, medical equipment, mining, mobile equipment, chemicals, robotics, semi-conductor equipment, telecommunications, textiles, transportation and every other major production and processing industry. Products manufactured by the Industrial Segment's Climate and Industrial Controls Group are utilized principally in automotive and mobile air conditioning systems, industrial refrigeration systems and home and commercial air conditioning equipment. The major markets for products manufactured by the Instrumentation Group of the Industrial Segment are power generation, oil and gas exploration, petrochemical and chemical processing, pulp and paper, semi-conductor manufacturing, medical and analytical applications. The major markets for products of the Filtration Group of the Industrial Segment are industrial machinery, mobile equipment, process equipment, marine, aviation, environmental and semi-conductor manufacturing. Sales of Industrial Segment products are made to original equipment manufacturers and their replacement markets.

         Aerospace Segment sales are made primarily to the commercial, military and general aviation markets and are made to original equipment manufacturers and to end users for maintenance, repair and overhaul.


PRINCIPAL PRODUCTS, METHODS OF DISTRIBUTION AND COMPETITIVE CONDITIONS
----------------------------------------------------------------------

         INDUSTRIAL SEGMENT. The product lines of the Company's Industrial Segment cover most of the components of motion control systems. The Fluid Connectors Group manufactures connectors, including tube fittings and hose fittings, valves, hoses and couplers, which control, transmit and contain fluid. The Hydraulics Group produces hydraulic components and systems for builders and users of industrial and mobile machinery and equipment, such as cylinders, accumulators, rotary actuators, valves, motors and pumps, hydrostatic steering units, power units, integrated hydraulic circuits, electrohydraulic systems and metering pumps. The Automation Group supplies pneumatic and electromechanical components and systems, including pneumatic valves, air preparation units, indexers, stepper and servo drives, multi-axis positioning tables, electric and pneumatic cylinders, structural extrusions, vacuum products, pneumatic logic and human/machine interface hardware and software. The Climate and Industrial Controls Group manufactures components for use in industrial, residential, automotive and mobile air conditioning and refrigeration systems and other applications, including pressure regulators, solenoid valves, expansion valves, filter-dryers, gerotors and hose assemblies. The Seal Group manufactures sealing devices, including o-rings and o-seals, gaskets and packings, which insure leak-proof connections and electromagnetic interference shielding and thermal management products. The Filtration Group manufactures filters, systems and instruments to monitor and to remove contaminants from fuel, air, oil, water and other fluids and gases, including hydraulic, lubrication and coolant filters; process, chemical and microfiltration filters; compressed air and gas purification filters; lube oil and fuel filters; fuel conditioning filters; fuel filters/water separators; cabin air filters and condition monitoring devices. The Instrumentation

Group manufactures high quality critical flow components for process instrumentation, ultra-high-purity, medical and analytical applications, including instrumentation and ultra-high-purity tube fittings, ball, plug and needle valves, packless ultra-high-purity valves, Teflon(R) fittings, valves and spray guns, miniature solenoid valves, multi-solenoid manifolds, regulators, transducers, quick connects, hose products and cylinder connections.

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

         COMPETITION. All aspects of the Company's business are highly competitive. No single manufacturer competes with respect to all products manufactured and sold by the Company and the degree of competition varies with different products. In the Industrial Segment, the Company competes on the basis of product quality and innovation, customer service, its manufacturing and distribution capability, and competitive price. The Company believes that, in most of the major markets for its products, it is one of the principal suppliers of motion control systems and components.

         In the Aerospace Segment, the Company has developed alliances with key customers based on Parker's advanced technological and engineering capabilities, superior performance in quality, delivery, and service, and price competitiveness, which has enabled Parker to obtain significant original equipment business on new aircraft programs for its systems and components and, thereby, obtain the follow-on repair and replacement business for these programs. The Company believes that it is one of the primary suppliers in the aerospace marketplace.


RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------

         The Company continually researches the feasibility of new products through its development laboratories and testing facilities in many of its worldwide manufacturing locations. Its research and product development staff includes chemists, mechanical, electronic and electrical engineers and physicists.

         Research and development costs relating to the development of new products or services and the improvement of existing products or services amounted to $86,953,000 in fiscal 1999, $83,117,000 in fiscal 1998 and
$103,155,000 in fiscal 1997. Reimbursements of customer-sponsored research included in the total cost for each of the respective years were $15,239,000, $15,753,000 and $35,986,000.

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

BACKLOG AND SEASONAL NATURE OF BUSINESS
---------------------------------------

         The Company's backlog at June 30, 1999 was approximately $1,625,637,000 and at June 30, 1998 was approximately $1,649,377,000. Approximately 78% of the Company's backlog at June 30, 1999 is scheduled for delivery in the succeeding twelve months. The Company's business generally is not seasonal in nature.

ENVIRONMENTAL REGULATION
------------------------

         The Company is subject to federal, state and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. Among other environmental laws, the Company is subject to the federal "Superfund" law, under which the Company has been designated as a "potentially responsible party" and may be liable for cleanup costs associated with various waste sites, some of which are on the U.S. Environmental Protection Agency Superfund priority list. The Company believes that its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the Company. Compliance with environmental laws and regulations requires continuing management effort and expenditures by the Company. Compliance with environmental laws and regulations has not had in the past, and, the Company believes, will not have in the future, material effects on the capital expenditures, earnings, or competitive position of the Company. The information set forth in Footnote 13 to the Financial Statements contained on pages 34 and 35 of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1999 ("Annual Report"), as specifically excerpted on pages 13-32 and 13-33 of Exhibit 13 hereto, is incorporated herein by reference.

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

EMPLOYEES
---------

         The Company employed 38,928 persons as of June 30, 1999, of whom 13,974 were employed by foreign subsidiaries.

BUSINESS SEGMENT INFORMATION
----------------------------

         The net sales, segment operating income and identifiable assets by business segment and net sales and long-lived assets by geographic area for the past three fiscal years, as set forth on page 25 of the Annual Report and specifically excerpted on pages 13-16 to 13-17 of Exhibit 13 hereto, are incorporated herein by reference.

         ITEM 1A.  EXECUTIVE OFFICERS OF THE COMPANY

         The Company's Executive Officers are as follows:

                                                                                         Officer
         Name                                        Position                            Since(1)         Age
         ----                                        --------                            --------         ---
Duane E. Collins             President, Chief Executive Officer,                           1983           63
                                        Member of the Office of the President
                                        and Director

Dennis W. Sullivan           Executive Vice President, Member of the                       1978           60
                                        Office of the President and Director

Lawrence M. Zeno             Vice President and Member of the Office                       1993           57
                                        of the President

Claus Beneker                Vice President - Technical Director                           1999           59

Paul L. Carson               Vice President - Information                                  1993           63
                                        Services

Lynn M. Cortright            Vice President and President, Climate &                       1999           58
                                        Industrial Controls Group

Dana A. Dennis               Controller                                                    1999           51


Daniel T. Garey              Vice President - Human Resources                              1995           56

Stephen L. Hayes             Vice President and President,                                 1993           58
                                        Aerospace Group

Michael J. Hiemstra          Vice President - Finance and                                  1987           52
                                        Administration and
                                        Chief Financial Officer

John D. Myslenski            Vice President and President,                                 1997           48
                                        Fluid Connectors Group

John K. Oelslager            Vice President and President,                                 1997           56
                                        Automation Group

Thomas A. Piraino, Jr.       Vice President, General Counsel                               1998           50
                                        and Secretary

Timothy K. Pistell           Treasurer                                                     1993           52

Nickolas W. Vande Steeg      Vice President and President, Seal Group                      1995           56

Donald E. Washkewicz         Vice President and President,                                 1997           49
                                        Hydraulics Group


         (1) Officers of Parker-Hannifin serve for a term of office from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Collins, Carson, Hayes, Hiemstra and Pistell have served in the executive capacities indicated above during the past five years.


         Mr. Sullivan was elected as Executive Vice President in 1981 and a Member of the Office of the President in April 1996.

         Mr. Zeno was elected as a Vice President in October 1993 and a Member of the Office of the President in July 1997. He was President of the Motion and Control Group from January 1994 to June 1997.

         Mr. Beneker was elected as Vice President - Technical Director effective in February 1999. He was Vice President of Business Development of the Aerospace Group from July 1995 to February 1999 and General Manager of the Metal Bellows Division from July 1994 to July 1995.

         Mr. Cortright was elected as a Vice President in January 1999 and was named President of the Climate & Industrial Controls Group in October 1998. He was President of the Latin American Group from November 1987 to October 1998.

         Mr. Dennis was elected Controller effective July 1999. He was Vice President/Controller of the Automation Group from August 1997 to July 1999 and Vice President/Controller of the Motion and Control Group from July 1994 to August 1997.

         Mr. Garey was elected as a Vice President effective in January 1995. He was Vice President-Human Resources of the Motion and Control Group (formerly the Fluidpower Group) from July 1982 to December 1994.

         Mr. Myslenski was elected as a Vice President in October 1997 and named President of the Fluid Connectors Group in July 1997. He was Vice President-Operations of the Fluid Connectors Group from March 1989 to June 1997.

         Mr. Oelslager was elected as a Vice President in October 1997 and named President of the Automation Group in July 1997. He was Vice President Operations of the Motion and Control Group from July 1995 to June 1997 and General Manager of the Cylinder Division from July 1989 to July 1995.

         Mr. Piraino was elected as Vice President, General Counsel and Secretary effective in July 1998. He was Vice President-Law from July 1990 to June 1998.

         Mr. Vande Steeg was elected as a Vice President effective in September 1995. He has been President of the Seal Group since 1987.

         Mr. Washkewicz was elected as a Vice President and named President of the Hydraulics Group in October 1997. He was Vice President-Operations of the Fluid Connectors Group from October 1994 to October 1997 and General Manager of the Parflex Division from July 1982 to September 1994.


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


                                  UNITED STATES
                                  -------------

                   State                                City
                   -----                                ----

                  Alabama                            Boaz(1)
                                                     Decatur(1)
                                                     Huntsville(1)
                                                     Jacksonville(1)
                  Arizona                            Glendale(2)
                                                     Tolleson(2)
                                                     Tucson*(1)
                  Arkansas                           Siloam Springs(1)
                                                     Trumann(1)
                  California                         Cypress*(2)
                                                     Irvine(1)(2)
                                                     Modesto(1)
                                                     Newbury Park*(1)
                                                     Richmond(1)
                                                     Rohnert Park(1)
                                                     San Diego(1)

                   State                                City
                   -----                                ----

                  Connecticut                        New Britain(1)
                  Florida                            Longwood(1)
                                                     Miami*(1)
                  Georgia                            Dublin(2)
                  Idaho                              Boise*(1)
                  Illinois                           Broadview(1)
                                                     Des Plaines(1)
                                                     Hampshire(1)
                                                     Lincolnshire*(1)
                                                     Mount Prospect*(1)
                                                     Rockford(1)
                  Indiana                            Albion(1)
                                                     Ashley(1)
                                                     Lebanon(1)
                                                     Tell City(1)
                  Iowa                               Red Oak(1)
                  Kansas                             Manhattan(1)
                  Kentucky                           Berea(1)
                                                     Lexington(1)
                  Louisiana                          Harvey*(1)
                  Maine                              Portland(1)
                  Massachusetts                      Ayer(2)
                                                     Woburn(1)
                  Michigan                           Kalamazoo(2)
                                                     Lakeview(1)
                                                     Otsego(1)
                                                     Oxford(1)
                                                     Richland(1)
                                                     Troy*(1)
                  Minnesota                          Golden Valley(1)
                  Mississippi                        Batesville(1)
                                                     Booneville(1)
                                                     Madison(1)
                  Missouri                           Kennett(1)
                  Nebraska                           Lincoln(1)
                  Nevada                             Carson City(1)
                  New Hampshire                      Hollis*(1)
                                                     Hudson(1)
                                                     Portsmouth*(1)
                  New Jersey                         Belleville*(1)
                                                     Fairfield*(1)
                  New York                           Clyde(2)
                                                     Lyons(1)
                                                     Smithtown(2)
                  North Carolina                     Forest City(1)
                                                     Hillsborough(1)
                                                     Mooresville(1)
                                                     Sanford(1)
                                                     Wake Forest*(1)

                   State                                City
                   -----                                ----

                  Ohio                               Akron(1)
                                                     Andover(2)
                                                     Avon(2)
                                                     Brookville(1)
                                                     Columbus(1)
                                                     Cuyahoga Falls*(1)
                                                     Eastlake(1)
                                                     Eaton(1)
                                                     Elyria(1)(2)
                                                     Forest(2)
                                                     Green Camp(1)
                                                     Kent(1)
                                                     Lewisburg(1)
                                                     Mayfield Heights(1)(2)
                                                     Mentor(2)
                                                     Metamora(1)
                                                     Milford*(1)
                                                     Ravenna(1)
                                                     St. Marys(1)
                                                     Wadsworth(1)
                                                     Wickliffe(1)
                  Oklahoma                           Henryetta*(1)
                  Oregon                             Eugene(1)
                  Pennsylvania                       Canton(1)
                                                     Harrison City(1)
                                                     Reading(1)
                  South Carolina                     Beaufort(2)
                                                     Spartanburg(1)
                  Tennessee                          Greenfield(1)
                                                     Greeneville(1)
                                                     Memphis*(1)
                  Texas                              Cleburne(1)
                                                     Ft. Worth(1)
                                                     Mansfield(1)
                  Utah                               Ogden(2)
                                                     Salt Lake City(1)
                  Washington                         Seattle*(1)
                  Wisconsin                          Butler*(1)
                                                     Chetek(1)
                                                     Grantsburg(1)
                                                     Mauston(1)


                  Territory                             City
                  ---------                             ----


                  Puerto Rico                        Ponce*(2)

                                FOREIGN COUNTRIES
                                -----------------

                  Country                               City
                  -------                               ----

                  Argentina                          Buenos Aires(1)
                  Australia                          Castle Hill(1)
                                                     Wodonga(1)
                  Austria                            Wiener Neustadt(1)
                  Belgium                            Brussels*(1)
                  Brazil                             Jacarei(1)
                                                     Sao Paulo(1)
                  Canada                             Grimsby(1)
                                                     Owen Sound(1)
                  Czech Republic                     Chomutov*(1)
                                                     Prague*(1)
                                                     Sadska*(1)
                  Denmark                            Espergarde(1)
                                                     Ishoj(1)
                  England                            Barnstaple(1)
                                                     Buxton(1)
                                                     Cannock(1)
                                                     Derby(1)
                                                     Dewsbury(1)
                                                     Hemel Hempstead(1)
                                                     Littlehampton(1)
                                                     Marlow*(1)
                                                     Ossett(1)
                                                     Poole*(1)
                                                     Rotherham(1)
                                                     Thetford(1)
                                                     Watford(1)
                  Finland                            Hyrynsalmi*(1)
                                                     Urjala(1)
                                                     Vantaa(1)
                  France                             Annemasse(1)
                                                     Contamine(1)
                                                     Evreux(1)
                                                     Pontarlier(1)
                                                     Wissembourg(1)
                  Germany                            Berlin*(1)
                                                     Bielefeld(1)
                                                     Bietigheim-Bissingen(1)
                                                     Chemnitz*(1)
                                                     Cologne(1)
                                                     Erfurt(1)
                                                     Hochmossingen(1)
                                                     Kaarst(1)
                                                     Lampertheim(1)
                                                     Mucke(1)
                                                     Offenburg*(1)
                                                     Pleidelsheim(1)
                                                     Queckborn(1)
                                                     Scholss-Holte(1)

                                FOREIGN COUNTRIES
                                -----------------

                  Country                               City
                  -------                               ----

                                                     Wiesbaden(2)
                  Greece                             Athens*(1)
                  Hong Kong                          Hong Kong*(1)
                  Hungary                            Budapest*(1)
                  India                              Mumbai*(1)
                  Italy                              Adro(1)
                                                     Arsago Seprio(1)
                                                     Corsico(1)
                                                     Gessate(1)
                  Japan                              Yokohama(1)(2)
                  Malaysia                           Kuala Lumpur(2)
                  Mexico                             Matamoros(1)
                                                     Monterrey(1)
                                                     Tijuana(1)
                                                     Toluca(1)
                  Netherlands                        Amelo*(1)
                                                     Hendrik-Ido-Ambacht(1)
                                                     Hoogezand(1)
                                                     Oldenzaal(1)
                  New Zealand                        Mt. Wellington(1)
                  Norway                             Langhus(1)
                  Peoples Republic of China          Beijing*(1)(2)
                                                     Shanghai*(1)
                  Philippines                        Manila*(1)
                  Poland                             Warsaw*(1)
                                                     Wroclaw*(1)
                  Russia                             Moscow*(1)
                  Singapore                          Singapore*(1)(2)
                  South Africa                       Kempton Park(1)
                  South Korea                        Chonan(1)
                                                     Seoul*(1)
                                                     Suwon*(1)
                                                     Yangsan(1)
                  Spain                              Madrid*(1)
                  Sweden                             Boras(1)
                                                     Falkoping(1)
                                                     Flen(1)
                                                     Spanga(1)
                                                     Trollhatten(1)
                                                     Ulricehamn(1)
                  Switzerland                        Geneva(1)
                  Taiwan                             Taipei*(1)
                  Thailand                           Bangkok*(1)
                  Ukraine                            Kiev*(1)
                  United Arab Emirates               Abu Dhabi*(1)
                  Venezuela                          Caracas*(1)
                                                     Puerto Ordaz*(1)

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

         ITEM 3.   LEGAL PROCEEDINGS.  None.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable.

                                     PART II

         ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. As of August 31, 1999, the approximate number of shareholders of record of the Company was 4,536 and the number of beneficial owners was 39,380. Information regarding stock price and dividend information with respect to the Company's common stock, as set forth on page 35 of the Annual Report and specifically excerpted on page 13-35 of Exhibit 13 hereto, is incorporated herein by reference.

         ITEM 6. SELECTED FINANCIAL DATA. The information set forth on pages 36 and 37 of the Annual Report, as specifically excerpted on page 13-38 of Exhibit 13 hereto, is incorporated herein by reference.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The information set forth on pages 18, 20, 22, 24 and 38 of the Annual Report, as specifically excerpted on pages 13-1 to 13-9 of Exhibit 13 hereto, is incorporated herein by reference.

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

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. The information set forth on pages 17, 19, 21, 23, 25 to 35 and 38 of the Annual Report, as specifically excerpted on pages 13-10 to 13-37 of Exhibit 13 hereto, is incorporated herein by reference.

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Not applicable.

                                    PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. Information required as to the Directors of the Company is contained on pages 1 to 3 of the Company's definitive Proxy Statement dated September 27, 1999 (the "Proxy Statement") under the caption "Election of Directors." The foregoing information is incorporated herein by reference. Information as to the executive officers of the Company is included in Part I hereof.

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

                  b. The Registrant did not file a Current Report on Form 8-K in the quarter ended June 30, 1999.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PARKER-HANNIFIN CORPORATION


                                  By:  /s/ Michael J. Hiemstra
                                       -----------------------
                                       Michael J. Hiemstra
                                       Vice President - Finance and
                                       Administration
                                       and Chief Financial Officer


September 24, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


                           Signature and Title
                           -------------------

PATRICK S. PARKER, Chairman of the Board of Directors;
DUANE E. COLLINS, President, Chief Executive Officer and Director; DANA A. DENNIS, Controller and Principal
Accounting Officer; JOHN G. BREEN, Director;
PAUL C. ELY, JR., Director; PETER W. LIKINS, Director;
GUILIO MAZZALUPI, Director; KLAUS-PETER MULLER, Director;
HECTOR R. ORTINO, Director; ALLAN L. RAYFIELD, Director;
WOLFGANG R. SCHMITT, Director; DEBRA L. STARNES, Director;
and DENNIS W. SULLIVAN, Director.

                                     Date:  September 24, 1999



/s/ Michael J. Hiemstra
-----------------------
Michael J. Hiemstra, Vice President - Finance and
Administration, Principal Financial Officer and
Attorney-in-Fact

                           PARKER-HANNIFIN CORPORATION
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                 Reference
                                                      -----------------------------------
                                                                      Excerpt from Annual
                                                       Form 10-K      Report as set forth
                                                      Annual Report      in Exhibit 13
                                                         (Page)              (Page)
                                                      -------------   -------------------
DATA INCORPORATED BY REFERENCE FROM THE
  ANNUAL REPORT AS SPECIFICALLY EXCERPTED
  IN EXHIBIT 13 HERETO:

Report of Independent Accountants                          ---               13-37

Consolidated Statement of Income for the
  years ended June 30, 1999, 1998 and 1997                 ---               13-10

Consolidated Statement of Comprehensive Income
  for the years ended June 30, 1999, 1998 and
  1997.                                                    ---               13-11

Consolidated Balance Sheet at June 30, 1999
  and 1998                                                 ---          13-12 and 13-13

Consolidated Statement of Cash Flows for
  the years ended June 30, 1999, 1998 and 1997             ---          13-14 and 13-15

Notes to Consolidated Financial Statements                 ---          13-18 to 13-35

Report of Independent Accountants on the
  Financial Statement Schedule                             F-2


SCHEDULE:

  II - Valuation and Qualifying Accounts                   F-3                ---


         Individual financial statements and related applicable schedules for the Registrant (separately) have been omitted because the Registrant is primarily an operating company and its subsidiaries are considered to be totally-held.

Report of Independent Accountants on the Financial Statement Schedule


To the Board of Directors
of Parker-Hannifin Corporation

Our audits of the consolidated financial statements referred to in our report dated July 29, 1999 included in the 1999 Annual Report to Shareholders of Parker-Hannifin Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Cleveland, Ohio
July 29, 1999

                           PARKER-HANNIFIN CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1997, 1998 and 1999
                             (Dollars in Thousands)



               Column A                  Column B             Column C            Column D              Column E
     ------------------------------    --------------      ---------------      --------------       ---------------

                                                             Additions
                                        Balance at           Charged to             Other               Balance
                                         Beginning           Costs and          (Deductions)/            At End
              Description                Of Period            Expenses            Additions(A)         Of Period
     ------------------------------    --------------      ---------------      --------------       ---------------
     Allowance for doubtful accounts:

     Year ended June 30, 1997             $ 6,445            $ 1,288            $ (1,829)              $ 5,904

     Year ended June 30, 1998               5,904              2,267                 833                 9,004

     Year ended June 30, 1999               9,004              2,318              (1,925)                9,397



     (A) Net balance of deductions due to uncollectible accounts charged off and additions due to acquisitions or recoveries.

                                  Exhibit Index

EXHIBIT NO.                Description Of Exhibit
-----------                ----------------------

   (3)                     Articles Of Incorporation And By-laws
-----------                -------------------------------------

  (3)(a)                   Amended Articles of Incorporation(A).

  (3)(b)                   Code of Regulations, as amended(B).

   (4)                     Instruments Defining Rights of Security Holders:
-----------                ------------------------------------------------

  (4)(a) Rights Agreement, dated January 31, 1997, between the Registrant and KeyBank National Association ("KeyBank")(C), as amended by the First Addendum to Shareholder Protection Rights Agreement, dated April 21, 1997, between the Registrant and Wachovia Bank of North Carolina N.A. ("Wachovia"), as successor to KeyBank, and the Second Addendum to Shareholder Protection Rights Agreement, dated June 15, 1999, between the Registrant and National City Bank, as successor to Wachovia.

                           The Registrant is a party to other instruments, copies of which will be furnished to the Commission upon request, defining the rights of holders of its long-term debt identified in Note 7 of the Notes to Consolidated Financial Statements appearing on pages 29 and 30 of the Annual Report as specifically excerpted on page 13-24 of Exhibit 13 hereto, which
                           Note is incorporated herein by reference.

   (10)                    Material Contracts:
-----------                -------------------

  (10)(a) Form of Change in Control Severance Agreement entered into by the Registrant and executive officers(D).*

  (10)(b) Parker-Hannifin Corporation Change in Control Severance Plan, as amended(E).*

  (10)(c) Form of Indemnification Agreement entered into by the Registrant and its directors and executive officers(F).

  (10)(d) Exchange Agreement entered into as of May 11, 1999 between the Registrant and Duane E. Collins including an Executive Estate Protection Plan comprised of the Executive Estate Protection Agreement entered into by the Registrant, Duane E. Collins and The Duane E. Collins Irrevocable Trust dated 5/10/99 (the "Trust"), the Collateral Assignment between the Registrant and the Trust and the "as sold" illustration of an Executive Estate Protection Plan Insurance Policy.*

  (10)(e) Form of Executive Life Insurance Agreement entered into by the Registrant and executive officers.*

Exhibit No.                Description of Exhibit
-----------                ----------------------

  (10)(f) Parker-Hannifin Corporation Supplemental Executive Retirement Benefits Program (August 15, 1996 Restatement)(G).*

  (10)(g) Parker-Hannifin Corporation 1987 Employees Stock Option Plan, as amended(H).*


  (10)(h) Parker-Hannifin Corporation 1990 Employees Stock Option Plan, as amended(I).*

  (10)(i) Parker-Hannifin Corporation 1993 Stock Incentive Program, as amended(J).*

  (10)(j) Parker-Hannifin Corporation 1999 Target Incentive Bonus Plan Description (K).*

  (10)(k) Parker-Hannifin Corporation 2000 Target Incentive Bonus Plan Description.*

  (10)(l) Parker-Hannifin Corporation 1997-98-99 Long Term Incentive Plan Description, as amended(L).*

  (10)(m) Parker-Hannifin Corporation 1998-99-00 Long Term Incentive Plan Description, as amended(M).*

  (10)(n) Parker-Hannifin Corporation 1999-00-01 Long Term Incentive Plan Description(N).*

  (10)(o) Parker-Hannifin Corporation 2000-01-02 Long Term Incentive Plan Description.*

  (10)(p) Parker-Hannifin Corporation Savings Restoration Plan, as amended.*

  (10)(q) Parker-Hannifin Corporation Pension Restoration Plan, as amended(O).*

  (10)(r) Parker-Hannifin Corporation Executive Deferral Plan, as amended(P).*

  (10)(s)                  Parker-Hannifin Corporation Volume Incentive
                           Plan(Q).*

  (10)(t) Parker-Hannifin Corporation Non-Employee Directors' Stock Plan, as amended(R).*

  (10)(u) Parker-Hannifin Corporation Non-Employee Directors Stock Option Plan(S).*

  (10)(v) Parker-Hannifin Corporation Deferred Compensation Plan for Directors, as amended(T).*

Exhibit No.                Description of Exhibit
-----------                ----------------------

  (10)(w)                  Parker-Hannifin Corporation Stock Option Deferral
                           Plan(U).*

  (11) Computation of Common Shares Outstanding and Earnings Per Share is incorporated by reference to Note 4 of the Notes to Consolidated Financial Statements appearing on page 29 of the Annual Report as specifically excerpted on pages 13-22 and 13-23 of
                           Exhibit 13 hereto.

  (12) Computation of Ratio of Earnings to Fixed Charges as of June 30, 1999.

  (13) Excerpts from Annual Report to Shareholders for the fiscal year ended June 30,1999 which are incorporated herein by reference thereto.

  (21)                     List of subsidiaries of the Registrant.

  (23)                     Consent of Independent Accountants.

  (24)                     Power of Attorney.

  (27)                     Financial Data Schedule.


*Management contracts or compensatory plans or arrangements.
-----------

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

  (K) Incorporated by reference to Exhibit 10(i) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1998.

  (L) Incorporated by reference to Exhibit 10(n) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

  (M) Incorporated by reference to Exhibit 10(m) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

  (N) Incorporated by reference to Exhibit 10(m) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1998.

  (O) Incorporated by reference to Exhibit 10(p) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

  (P) Incorporated by reference to Exhibit 10(p) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1998.

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

  (U) Incorporated by reference to Exhibit 10(u) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1998.

Shareholders may request a copy of any of the exhibits to this Annual Report on Form 10-K by writing to the Secretary, Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141.