Form 10-Q
period 1999-09-30
PARKER HANNIFIN CORP
filed 1999-11-09
CIK 76334

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File number 1-4982

                           PARKER-HANNIFIN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             OHIO                                             34-0451060
----------------------------                              -------------------
(State or other jurisdiction                                (IRS Employer
      of incorporation)                                   Identification No.)


6035 Parkland Blvd., Cleveland, Ohio                          44124-4141
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code: (216) 896-3000
                                                    --------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X       No    .
                                      ---         ---


Number of Common Shares outstanding at September 30, 1999  111,993,600

                         PART I - FINANCIAL INFORMATION


                           PARKER-HANNIFIN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       Three Months Ended
                                                         September 30,
                                                -------------------------------
                                                    1999               1998
                                                -----------         -----------

Net sales                                       $ 1,242,293         $ 1,218,724
Cost of sales                                       976,621             947,307
                                                -----------         -----------
Gross profit                                        265,672             271,417
Selling, general and administrative expenses        138,148             134,158
Interest expense                                     14,543              16,075
Interest and other (income) expense, net                624                  73
                                                -----------         -----------
Income before income taxes                          112,357             121,111
Income taxes                                         38,763              42,994
                                                -----------         -----------
Net income                                      $    73,594         $    78,117
                                                ===========         ===========

Earnings per share - basic                      $       .67         $       .71

Earnings per share - diluted                    $       .67         $       .71
Cash dividends per common share                 $        17         $       .15


          See accompanying notes to consolidated financial statements.

                           PARKER-HANNIFIN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                September 30,       June 30,
     ASSETS                                                        1999               1999
     ------                                                     -------------      ----------
Current assets:
  Cash and cash equivalents                                      $   64,421        $   33,277
  Accounts receivable, net                                          739,682           738,773
  Inventories:
    Finished products                                               471,801           442,361
    Work in process                                                 321,221           347,376
    Raw materials                                                   127,821           125,393
                                                                 ----------        ----------
                                                                    920,843           915,130
  Prepaid expenses                                                   21,141            22,928
  Deferred income taxes                                              65,907            64,576
                                                                 ----------        ----------
      Total current assets                                        1,811,994         1,774,684

Plant and equipment                                               2,547,147         2,506,812
  Less accumulated depreciation                                   1,340,135         1,305,943
                                                                 ----------        ----------
                                                                  1,207,012         1,200,869
Other assets                                                        751,356           730,335
                                                                 ----------        ----------
      Total assets                                               $3,770,362        $3,705,888
                                                                 ==========        ==========

     LIABILITIES
     -----------
Current liabilities:
  Notes payable                                                  $   59,462        $   60,609
  Accounts payable, trade                                           288,521           313,173
  Accrued liabilities                                               308,951           328,147
  Accrued domestic and foreign taxes                                 84,159            52,584
                                                                 ----------        ----------
      Total current liabilities                                     741,093           754,513
Long-term debt                                                      717,599           724,757
Pensions and other postretirement benefits                          280,101           276,637
Deferred income taxes                                                32,813            30,800
Other liabilities                                                    68,582            65,319
                                                                 ----------        ----------
      Total liabilities                                           1,840,188         1,852,026

     SHAREHOLDERS' EQUITY
     --------------------
Serial preferred stock, $.50 par value;
  authorized 3,000,000 shares; none issued                               --                --
Common stock, $.50 par value; authorized
  600,000,000 shares; issued 112,042,491 shares at
  September 30 and 111,945,179 shares at June 30                     56,021            55,973
Additional capital                                                  133,041           132,227
Retained earnings                                                 1,927,429         1,872,356
Unearned compensation related to guarantee of ESOP debt            (106,378)         (112,000)
Deferred compensation related to stock options                        1,304
Accumulated other comprehensive income                              (79,112)          (92,858)
                                                                 ----------        ----------
                                                                  1,932,305         1,855,698
Less treasury shares, at cost:
  48,891 shares at September 30
  and 43,836 shares at June 30                                       (2,131)           (1,836)
                                                                 ----------        ----------
      Total shareholders' equity                                  1,930,174         1,853,862
                                                                 ----------        ----------
      Total liabilities and shareholders' equity                 $3,770,362        $3,705,888
                                                                 ==========        ==========


          See accompanying notes to consolidated financial statements.

                           PARKER-HANNIFIN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                           Three Months Ended
                                                                              September 30,
                                                                      -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                     1999               1998
------------------------------------                                  -----------        ----------
Net income                                                            $    73,594        $   78,117
  Adjustments to reconcile net income to net cash
    provided by operations:
      Depreciation                                                         43,368            42,924
      Amortization                                                          9,835             6,655
      Deferred income taxes                                                (2,129)           (2,134)
      Foreign currency transaction loss (gain)                              2,846              (136)
      (Gain) loss on sale of plant and equipment                           (6,832)              628

  Changes in assets and liabilities:
      Accounts receivable                                                   5,081            13,839
      Inventories                                                           1,892           (38,297)
      Prepaid expenses                                                      2,175             5,106
      Other assets                                                          4,170            (7,147)
      Accounts payable, trade                                             (26,411)          (66,285)
      Accrued payrolls and other compensation                             (33,047)          (52,315)
      Accrued domestic and foreign taxes                                   30,836            32,374
      Other accrued liabilities                                             7,574           (10,639)
      Pensions and other postretirement benefits                            1,669             6,886
      Other liabilities                                                     3,165             9,628
                                                                      -----------        ----------
        Net cash provided by operating activities                         117,786            19,204

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Acquisitions (less acquired cash of $2,609 in 1998)                      (3,007)          (89,466)
  Capital expenditures                                                    (50,124)          (56,668)
  Proceeds from sale of plant and equipment                                17,825               931
  Other                                                                   (29,805)            4,299
                                                                      -----------        ----------
        Net cash used in investing activities                             (65,111)         (140,904)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Net proceeds from (payments for) common share activity                    1,871           (29,581)
  (Payments for) proceeds from notes payable, net                          (3,490)           79,383
  Proceeds from long-term borrowings                                        4,177           206,028
  Payments of long-term borrowings                                         (4,213)         (105,443)
  Dividends                                                               (18,521)          (16,429)
                                                                      -----------        ----------
        Net cash (used in) provided by financing activities               (20,176)          133,958
  Effect of exchange rate changes on cash                                  (1,355)            1,455
                                                                      -----------        ----------
  Net increase in cash and cash equivalents                                31,144            13,713
  Cash and cash equivalents at beginning of year                           33,277            30,488
                                                                      -----------        ----------
  Cash and cash equivalents at end of period                          $    64,421        $   44,201
                                                                      ===========        ==========


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

Industrial - This segment produces a broad range of motion control and fluid systems and components used in all kinds of manufacturing, packaging, processing, transportation, mobile construction, agricultural and military machinery and equipment. Sales are made directly to major original equipment manufacturers (OEMs) and through a broad distribution network to smaller OEMs and the aftermarket.

Aerospace - This segment designs and manufactures products and provides aftermarket support for commercial, military and general aviation aircraft, missile and spacecraft markets. The Aerospace Segment provides a full range of systems and components for hydraulic, pneumatic and fuel applications.


Results by Business Segment:

                                                          Three Months Ended
                                                            September 30,
                                                      --------------------------
                                                          1999          1998
                                                      ------------    ----------
Net sales
  Industrial:
    North America                                       $  667,669    $  621,595
    International                                          298,463       315,230
  Aerospace                                                276,161       281,899
                                                        ----------    ----------
Total                                                   $1,242,293    $1,218,724
                                                        ==========    ==========

Segment operating income
  Industrial:
    North America                                       $   93,683    $   82,155
    International                                           11,212        26,822
  Aerospace                                                 35,048        43,839
                                                        ----------    ----------
Total segment operating income                             139,943       152,816
Corporate general and administrative expenses               14,113        12,295
                                                        ----------    ----------
Income before interest expense and other                   125,830       140,521
Interest expense                                            14,543        16,075
Other                                                       (1,070)        3,335
                                                        ----------    ----------
Income before income taxes                              $  112,357    $  121,111
                                                        ==========    ==========

                           PARKER-HANNIFIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                             -----------------------


1. Management representation

   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals except as discussed in Note 2) necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three months ended September 30, 1999 and 1998 and cash flows for the three months then ended.

2. Charges related to business realignment

   During the first quarter of fiscal 2000 the Company recorded a $8,555 charge ($5,560 after-tax or $.05 per share) related to the costs of appropriately structuring its businesses to operate in their current economic environment. The charge primarily relates to severance costs attributable to approximately 260 employees principally associated with the Industrial International operations. Substantially all severance payments are expected to be made by the end of fiscal 2000.

   A change in the future utilization of long-lived assets at certain locations triggered an impairment review of these long-lived assets during the first quarter of fiscal 2000. The Company evaluated the recoverability of the long-lived assets and determined that the estimated future undiscounted cash flows were below the carrying value of these assets. Accordingly, the Company recorded a non-cash impairment loss of $4,875 ($3,169 after-tax or $.03 per share). The impairment loss was calculated as the difference between the carrying value and the estimated fair value of the assets. The Company estimated fair values based on current sales prices of similar assets. Of the pre-tax amount, $3,499 relates to the Aerospace segment and $1,376 relates to the Industrial segment.

   The severance costs and impairment loss are presented in the Income statement in the following captions: $2,552 in Cost of sales; $2,476 in Selling, general and administrative expenses; and $8,402 in Interest and other (income) expense, net.

   Also recorded in the first quarter of fiscal 2000, was a gain of $6,423 ($4,175 after-tax or $.04 per share) realized primarily on the sale of real property. The gain is reflected in the Income statement in the Interest and other (income) expense, net caption.

3. Earnings per share

   The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 1999 and 1998.

                                           Three Months Ended
                                              September 30,
                                        -------------------------

     Numerator:                            1999           1998
     ----------                         -----------    ----------
     Net income applicable
       to common shares                     $73,594       $ 78,117

     Denominator:
     ------------
     Basic - weighted average
       common shares                    109,069,288    109,366,054

     Increase in weighted average
       from dilutive effect of
       exercise of stock options          1,025,434        761,963
                                        -----------    -----------
     Diluted - weighted average
       common shares, assuming
       exercise of stock options        110,094,722    110,128,017
                                        ===========    ===========

     Basic earnings per share                 $ .67          $ .71
     Diluted earnings per share               $ .67          $ .71


4. Stock repurchase program

   The Board of Directors has approved a program to repurchase the Company's common stock on the open market, at prevailing prices. The repurchase is primarily funded from operating cash flows and the shares are initially held as treasury stock. The Company did not purchase any shares of its common stock during the three-month period ended September 30, 1999.

5. Comprehensive income

   The Company's only item of other comprehensive income is foreign currency translation adjustments recorded in shareholders' equity. Comprehensive income for the three months ended September 30, 1999 and 1998 is as follows:

                                             Three Months Ended
                                                September 30,
                                            ---------------------
                                             1999          1998
                                            -------      --------
     Net income                             $73,594      $ 78,117
     Foreign currency
       translation adjustments               13,746        25,199
                                            -------      --------
     Comprehensive income                   $87,340      $103,316
                                            =======      ========

                           PARKER-HANNIFIN CORPORATION

                                    FORM 10-Q
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                 AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 1998


CONSOLIDATED STATEMENT OF INCOME

Net sales for the first quarter of fiscal 2000 increased 1.9 percent to $1,242.3 million. Prior-year first quarter sales were $1,218.7 million. Acquisitions within the past twelve months accounted for approximately two-thirds of the current-year increase. Higher volume in the North American Industrial operations also contributed to the increase.

Income from operations for the quarter decreased 7.1 percent to $127.5 million. As a percent of sales, the current-quarter operating income decreased to 10.3 percent from 11.3 percent in the prior year. Cost of sales, as a percent of sales, increased to 78.6 percent from 77.7 percent. The declining margins reflect the weakness experienced in the International Industrial and Aerospace operations which resulted in lower volume as well as the effect of non-recurring charges (as discussed in more detail below) recorded in the first quarter of fiscal 2000. Selling, general and administrative expenses, as a percent of sales, were 11.1 percent compared to 11.0 percent in the prior year.

Interest expense for the current-year quarter decreased $1.5 million due to lower average debt outstanding for the quarter.

Interest and other (income) expense, net for fiscal 2000 includes $6.4 million in gains primarily from the sale of real property and $8.4 million of asset impairment losses and other plant closure costs.

Net income for the quarter was $73.6 million compared to $78.1 million in the prior year and declined to 5.9 percent of sales compared to 6.4 percent in the prior-year quarter.

Backlog declined to $1.63 billion at September 30, 1999 compared to $1.70 billion in the prior year and was the same as the June 30, 1999 level.


RESULTS BY BUSINESS SEGMENT

INDUSTRIAL - Net sales of the Industrial Segment increased 3.1 percent to $966.1 million compared to $936.8 million in the prior year. Industrial North American sales increased 7.4 percent while Industrial International sales decreased 5.3 percent. Without the effect of acquisitions, North American sales would have increased 5.6 percent and International sales would have decreased 6.4 percent. Without the effect of currency rate fluctuations, International sales were relatively unchanged. The increase in Industrial North American sales was attributed to higher volume particularly in the semiconductor manufacturing, telecommunications and filtration markets. International Industrial sales were affected by the struggling industrial economy in Europe, although Asia Pacific sales were higher.

Operating income for the Industrial Segment decreased 3.7 percent to $104.9 million. Industrial North America increased 14.0 percent and Industrial International decreased 58.2 percent. Included in the current year operating income for Industrial International was $9.0 million in non-recurring charges. These charges were made as a result of actions the Company took to appropriately structure the European operations to operate in their current economic environment. Without the non-recurring charges, Industrial International operating income decreased 24.8 percent from the prior year. North American operating income, as a percent of sales, increased to 14.0 percent from 13.2 percent as margins benefited from the higher sales volume. Excluding the non-recurring charges, Industrial

International operating income, as a percent of sales, decreased to 6.8 percent from 8.5 percent primarily due to the underabsorption of overhead costs.

Industrial Segment backlog decreased 5.9 percent compared to a year ago, and increased 2.6 percent since June 30, 1999. For the remainder of the fiscal year, business conditions appear favorable for the North American operations and are expected to remain the same or improve slightly for the European operations.

AEROSPACE - Net sales of the Aerospace Segment decreased 2.0 percent to $276.2 million compared to $281.9 million in the prior year. Operating income decreased
20.1 percent to $35.0 million compared to $43.8 million in the prior year. Included in the current year operating income was $4.4 million in non-recurring charges. These charges were a result of the actions the Company took to resize the business in response to a decline in OEM orders. Excluding the non-recurring charges, operating income, as a percent of sales, decreased to 14.3 percent from
15.6 percent primarily due to an unfavorable product mix and a lower level of commercial aviation business.

Backlog for the Aerospace Segment decreased 3.9 percent compared to a year ago and 1.2 percent since June 30, 1999. Backlog for OEM business has declined as new orders have not kept pace with current quarter shipments. The decline in backlog was partially offset by a steady rate of MRO orders. The Company anticipates reducing inventories for the balance of the year in anticipation of softer commercial aviation sales.

Corporate general and administrative expenses increased to $14.1 million for fiscal 2000 compared to $12.3 million in the prior year. The increase is primarily due to the increased expense associated with incentive compensation plans as a result of the Company's higher stock price.

Included in Other (in the Results by Business Segment) are gains primarily from the sale of real property as discussed in the Consolidated Statement of Income section.


BALANCE SHEET

Working capital increased to $1,070.9 million at September 30, 1999 from $1,020.2 million at June 30, 1999, with the ratio of current assets to current liabilities increasing to 2.45 to 1. The increase was primarily due to an increase in Cash and decreases in Accounts payable and Accrued liabilities, partially offset by an increase in Accrued domestic and foreign taxes.

Accounts receivable remained relatively flat since June 30, 1999 while Inventories increased slightly. Days sales outstanding increased to 49 days from 47 days during the quarter while months supply remained the same.

Other assets increased $21.0 million since June 30, 1999, primarily due an increase in equity investments.

Accrued liabilities decreased $19.2 million since June 30, 1999 primarily due to the payment of incentive compensation during the quarter.

The increase in Accrued domestic and foreign taxes to $84.2 million at September 30, 1999 from $52.6 million at June 30, 1999 is due to the timing of the quarterly income tax payments.

The debt to debt-equity ratio decreased to 28.7 percent at September 30, 1999 compared to 29.8 percent as of June 30, 1999 primarily due to a decrease in Long-term debt.

Due to the weakening of the dollar, foreign currency translation adjustments resulted in an increase in net assets of $13.7 million during the first quarter of fiscal 2000. The translation adjustments primarily affected Accounts receivable, Inventories and Plant and equipment.

STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $117.8 million in fiscal 2000 compared to $19.2 million for the three months ended September 30, 1998. The increase in net cash provided was primarily the result of the activity within the working capital items - Inventories, Accounts payable, Accrued payrolls and Other accrued liabilities - which used cash of $50.0 million in fiscal 2000 compared to using cash of $167.5 million in fiscal 1999. In addition, activitiy in Other assets provided cash in the current year compared to using cash in the prior year.

Net cash used in investing activities declined to $65.1 million for fiscal 2000 compared to $140.9 million for fiscal 1999 primarily due to a reduction in the amount spent on acquisitions and an increase in the proceeds received from the sale of plant and equipment. Included in Other is an increase in cash used for equity investments in fiscal 2000.

Financing activities used net cash of $20.2 million in fiscal 2000 as opposed to providing cash of $134.0 million for the three months ended September 30, 1998. The change resulted primarily from debt borrowings using cash of $3.5 million in fiscal 2000 compared to providing cash of $180.0 million in the prior year, partially offset by common stock activity providing cash of $1.9 million in the current year versus using cash of $29.6 million in the prior year.


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


YEAR 2000 CONSIDERATONS

The Company has been taking actions to assure that its computerized products and systems and all external interfaces are year 2000 compliant. These actions are part of a formal information technology initiative which the Company began several years ago. The cost for these actions is not material to the Company's results of operations. As of September 30, 1999, all internal standard application systems, including all information systems plus any equipment or embedded systems which may be impacted, are year 2000 compliant.

In addition, the Company contacted its key suppliers, customers, distributors and financial service providers regarding their year 2000 status. Follow-up inquiries and audits indicate that substantially all key third parties will be year 2000 compliant on a timely basis. The Company does not anticipate altering its purchasing or production levels as a result of any key third party's year 2000 noncompliance.

While management does not expect that the consequences of any unsuccessful modifications would significantly affect the financial position, liquidity, or results of operations of the Company, there can be no assurance that any unsuccessful modifications would not have an adverse impact on the Company.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain "forward-looking statements", all of which are subject to risks and uncertainties. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to growth, operating margin performance or earnings per share or statements expressing general opinions about future operating results, are forward-looking statements.

These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. Such factors include:

- continuity of business relationships with and purchases by major customers, including among others, orders and delivery schedules for aircraft components,

- ability of suppliers to provide materials as needed,

- uncertainties surrounding timing, successful completion or integration of acquisitions,

- competitive pressure on sales and pricing,

- increases in material and other production costs which cannot be recovered in product pricing,

- uncertainties surrounding the year 2000 issues,

- difficulties in introducing new products and entering new markets, and

- uncertainties surrounding the global economy and global market conditions, including among others, the potential devaluation of currencies.

Any forward-looking statements are based on known events and circumstances at the time. The Company undertakes no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Report.

                           PARKER-HANNIFIN CORPORATION

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

(a) The Annual Meeting of the Shareholders of the Registrant was held on October 27, 1999.

(b)    Not applicable.

(c)(i) The Shareholders elected four directors to the three-year class whose term of office will expire in 2002, as follows:

                                    Votes For              Votes Withheld
                                    ---------              --------------

       Paul C. Ely, Jr.          100,519,469.024           1,304,093.782
       Peter W. Likins            99,600,567.072           2,222,995.734
       Wolfgang R. Schmitt       100,355,660.623           1,467,902.183
       Debra L. Starnes          100,523,094.605           1,300,468.201


(ii) The Shareholders approved the appointment of PricewaterhouseCoopers LLP as auditors of the Corporation for the fiscal year ending June 30, 2000, as follows:

       For               101,154,563.710
       Against               224,863.277
       Abstain               444,135.819

(d)    Not applicable

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a) The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

     Exhibit 10(a) - Parker-Hannifin Corporation Pension Restoration Plan, as amended and restated effective January 1, 1997.

     Exhibit 10(b) - Parker-Hannifin Corporation Deferred Compensation Plan for Directors, as amended and restated effective January 1, 1997.

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


                                     PARKER-HANNIFIN CORPORATION
                                            (Registrant)

                                     /s/ Michael J. Hiemstra
                                         Michael J. Hiemstra
                                     Vice President - Finance and Administration
                                     and Chief Financial Officer


Date: November 9, 1999

                                  EXHIBIT INDEX


Exhibit No.                Description of Exhibit
-----------                ----------------------

10(a) Parker-Hannifin Corporation Pension Restoration Plan, as amended and restated effective January 1, 1997.

10(b) Parker-Hannifin Corporation Deferred Compensation Plan for Directors, as amended and restated effective January 1, 1997.

27                         Financial Data Schedule