Form 10-Q
period 1999-12-31
PARKER HANNIFIN CORP
filed 2000-02-04
CIK 76334

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

                                   OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________________

Commission File number 1-4982


                           PARKER-HANNIFIN CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       OHIO                                                34-0451060
-------------------------------------------------------------------------------
(State or other                                          (IRS Employer
 jurisdiction of                                       Identification No.)
 incorporation)


 6035 Parkland Blvd., Cleveland, Ohio                      44124-4141
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code:        (216) 896-3000
                                                            -------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                                  Yes  X   No
                                                      ---    -----

Number of Common Shares outstanding at December 31, 1999       112,086,749

                         PART I - FINANCIAL INFORMATION
                           PARKER-HANNIFIN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                         Three Months Ended                    Six Months Ended
                                            December 31,                        December 31,
                                     ---------------------------        -----------------------------
                                         1999             1998             1999               1998
                                     -----------       -----------      -----------       -----------

Net sales                            $ 1,239,207       $ 1,199,021      $ 2,481,500       $ 2,417,745
Cost of sales                            971,298           943,167        1,947,919         1,890,474
                                     -----------       -----------      -----------       -----------
Gross profit                             267,909           255,854          533,581           527,271
Selling, general and
   administrative expenses               140,157           141,370          278,305           275,528
Interest expense                          14,028            17,341           28,571            33,416
Interest and other (income)
   expense, net                             (724)              333             (100)              406
                                     -----------       -----------      -----------       -----------
Income before income taxes               114,448            96,810          226,805           217,921
Income taxes                              39,485            33,278           78,248            76,272
                                     -----------       -----------      -----------       -----------
Net income                           $    74,963       $    63,532      $   148,557       $   141,649
                                     ===========       ===========      ===========       ===========

Earnings per share - Basic           $       .69       $       .59      $      1.36       $      1.30
Earnings per share - Diluted         $       .68       $       .58      $      1.35       $      1.29
Cash dividends per common share      $       .17       $       .15      $       .34       $       .30

          See accompanying notes to consolidated financial statements.

                           PARKER-HANNIFIN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)

                                                             December 31,        June 30,
     ASSETS                                                     1999               1999
------------------                                           -----------       -----------
Current assets:
  Cash and cash equivalents                                  $    74,353       $    33,277
  Accounts receivable, net                                       692,357           738,773
  Inventories:
    Finished products                                            488,875           442,361
    Work in process                                              302,534           347,376
    Raw materials                                                123,628           125,393
                                                             -----------       -----------
                                                                 915,037           915,130
  Prepaid expenses                                                19,021            22,928
  Deferred income taxes                                           66,722            64,576
                                                             -----------       -----------
      Total current assets                                     1,767,490         1,774,684

Plant and equipment                                            2,572,878         2,506,812
  Less accumulated depreciation                                1,358,676         1,305,943
                                                             -----------       -----------
                                                               1,214,202         1,200,869
Other assets                                                     740,719           730,335
                                                             -----------       -----------
      Total assets                                           $ 3,722,411       $ 3,705,888
                                                             ===========       ===========

     LIABILITIES
---------------------
Current liabilities:
  Notes payable                                              $    61,123       $    60,609
  Accounts payable, trade                                        253,798           313,173
  Accrued liabilities                                            299,742           328,147
  Accrued domestic and foreign taxes                              39,130            52,584
                                                             -----------       -----------
      Total current liabilities                                  653,793           754,513
Long-term debt                                                   713,592           724,757
Pensions and other postretirement benefits                       279,760           276,637
Deferred income taxes                                             31,247            30,800
Other liabilities                                                 75,075            65,319
                                                             -----------       -----------
      Total liabilities                                        1,753,467         1,852,026

  SHAREHOLDERS' EQUITY
----------------------------
Serial preferred stock, $.50 par value;
   authorized 3,000,000 shares; none issued                           --                --
Common stock, $.50 par value; authorized
   600,000,000 shares; issued 112,130,445 shares at
   December 31 and 111,945,179 shares at June 30                  56,065            55,973
Additional capital                                               134,536           132,227
Retained earnings                                              1,983,832         1,872,356
Unearned compensation related to guarantee of ESOP debt         (105,035)         (112,000)
Deferred compensation related to stock options                     1,304
Accumulated other comprehensive income                           (99,865)          (92,858)
                                                             -----------       -----------
                                                               1,970,837         1,855,698
Common stock in treasury at cost;
   43,696 shares at December 31 and
   43,836 shares at June 30                                       (1,893)           (1,836)
                                                             -----------       -----------
      Total shareholders' equity                               1,968,944         1,853,862
                                                             -----------       -----------
      Total liabilities and shareholders' equity             $ 3,722,411       $ 3,705,888
                                                             ===========       ===========


          See accompanying notes to consolidated financial statements.

                           PARKER-HANNIFIN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                  Six Months Ended
                                                                   December 31,
                                                              -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                            1999            1998
------------------------------------                          ---------       ---------

Net income                                                    $ 148,557       $ 141,649
  Adjustments to reconcile net income to net cash
        provided by operations:
     Depreciation                                                88,019          85,636
     Amortization                                                18,943          19,146
     Deferred income taxes                                       (3,019)         (4,454)
     Foreign currency transaction loss (gain)                     3,443          (3,752)
     (Gain) loss on sale of plant and equipment                  (6,955)            794

  Changes in assets and liabilities:
      Accounts receivable, net                                   44,321          68,054
      Inventories                                                   657         (39,916)
      Prepaid expenses                                            3,904           5,430
      Other assets                                                2,541         (15,381)
      Accounts payable, trade                                   (59,077)        (69,408)
      Accrued payrolls and other compensation                   (34,371)        (58,234)
      Accrued domestic and foreign taxes                        (12,640)         (5,990)
      Other accrued liabilities                                   4,978         (15,494)
      Pensions and other postretirement benefits                  4,245          10,116
      Other liabilities                                           9,706           4,649
                                                              ---------       ---------
           Net cash provided by operating activities            213,252         122,845

CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------
  Acquisitions (less cash acquired of $2,609 in 1998)            (5,711)        (89,865)
  Capital expenditures                                         (114,114)       (114,650)
  Proceeds from sale of plant and equipment                      20,203           2,364
  Other                                                         (30,100)          1,045
                                                              ---------       ---------
           Net cash used in investing activities               (129,722)       (201,106)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Net proceeds from (payments for) common share activity          3,649         (47,863)
  (Payments for) proceeds from notes payable, net                  (523)         75,569
  Proceeds from long-term borrowings                              3,692         206,621
  Payments of long-term borrowings                               (8,867)       (115,895)
  Dividends                                                     (37,081)        (32,700)
                                                              ---------       ---------
           Net cash (used in) provided by
               financing activities                             (39,130)         85,732
  Effect of exchange rate changes on cash                        (3,324)          1,981
                                                              ---------       ---------
  Net increase in cash and cash equivalents                      41,076           9,452
  Cash and cash equivalents at beginning of year                 33,277          30,488
                                                              ---------       ---------
  Cash and cash equivalents at end of period                  $  74,353       $  39,940
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



Results by Business Segment:

                                        Three Months Ended              Six Months Ended
                                             December 31,                  December 31,
                                    --------------------------      --------------------------
                                       1999            1998            1999            1998
                                    ----------      ----------      ----------      ----------
Net sales
    Industrial:
        North America               $  658,542      $  603,874      $1,326,211      $1,225,469
        International                  303,918         316,902         602,381         632,132
    Aerospace                          276,747         278,245         552,908         560,144
                                    ----------      ----------      ----------      ----------
Total                               $1,239,207      $1,199,021      $2,481,500      $2,417,745
                                    ==========      ==========      ==========      ==========


Segment operating income
    Industrial:
        North America               $   87,200      $   67,170      $  180,883      $  149,325
        International                   21,787          21,315          32,999          48,137
    Aerospace                           36,939          41,937          71,987          85,776
                                    ----------      ----------      ----------      ----------
Total segment operating income         145,926         130,422         285,869         283,238
Corporate general and
  administrative expenses               14,087          15,337          28,200          27,632
                                    ----------      ----------      ----------      ----------
Income before interest expense
   and other                           131,839         115,085         257,669         255,606
Interest expense                        14,028          17,341          28,571          33,416
Other                                    3,363             934           2,293           4,269
                                    ----------      ----------      ----------      ----------
Income before income taxes          $  114,448      $   96,810      $  226,805      $  217,921
                                    ==========      ==========      ==========      ==========

                           PARKER-HANNIFIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Dollars in thousands, except per share amounts
                             _______________________



1.       Management Representation

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals except as discussed in Note 2) necessary to present fairly the financial position as of December 31, 1999, the results of operations for the three and six months ended December 31, 1999 and 1998 and cash flows for the six months then ended.



2.       Charges related to business realignment

         During the first quarter of fiscal 2000 the Company recorded a $8,555 charge ($5,560 after-tax or $.05 per share) related to the costs of appropriately structuring its businesses to operate in their current economic environment. The charge primarily relates to severance costs attributable to approximately 260 employees principally associated with the Industrial International operations. As of December 31, 1999, the Company had made severance payments of $2,035 to approximately 130 employees. The remaining severance payments are expected to be made by the end of fiscal 2000.

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

         The severance costs and impairment loss are presented in the Income statement for the six months ended December 31, 1999 in the following captions: $2,552 in Cost of sales; $2,476 in Selling, general and administrative expenses; and $8,402 in Interest and other (income) expense, net.

         Also recorded in the first quarter of fiscal 2000, was a gain of $6,423 ($4,175 after-tax or $.04 per share) realized primarily on the sale of real property. The gain is reflected in the Income statement for the six months ended December 31, 1999 in the Interest and other (income) expense, net caption.

3.       Earnings per share

         The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended December 31, 1999 and 1998.

                                       Three Months Ended                   Six Months Ended
                                          December 31,                         December 31,
                                  ------------------------------      ------------------------------
     NUMERATOR:                       1999               1998            1999               1998.
                                  ------------      ------------      ------------      ------------
Net income applicable
  to common shares                $     74,963      $     63,532      $    148,557      $    141,649

DENOMINATOR:
Basic - weighted average
  common shares                    109,188,711       108,541,603       109,129,000       108,953,828
Increase in weighted average
  from dilutive effect of
  exercise of stock options          1,017,243           880,609         1,021,338           821,286
                                  ------------------------------------------------------------------
Diluted - weighted average
  common shares, assuming
  exercise of stock options        110,205,954       109,422,212       110,150,338       109,775,114
                                  ==================================================================
Basic earnings per share          $        .69      $        .59      $       1.36      $       1.30
Diluted earnings per share        $        .68      $        .58      $       1.35      $       1.29


4.       Stock repurchase program


         The Board of Directors has approved a program to repurchase the Company's common stock on the open market, at prevailing prices. The repurchase is primarily funded from operating cash flows and the shares are initially held as treasury stock. The Company did not purchase any shares of its common stock during the three-month and six-month periods ended December 31, 1999.


5.       Comprehensive income

         The Company's only item of other comprehensive income is foreign currency translation adjustments recorded in shareholders' equity. Comprehensive income for the three and six months ended December 31, 1999 and 1998 is as follows:



                                    Three Months Ended               Six Months Ended
                                        December 31,                  December 31,
                               --------------------------     --------------------------
                                  1999            1998            1999            1998
                               ---------       ---------       ---------       ---------
Net income                     $  74,963       $  63,532       $ 148,557       $ 141,649
Foreign currency
  translation adjustments        (20,753)           (508)         (7,007)         24,691
                               ---------------------------------------------------------
Comprehensive income           $  54,210       $  63,024       $ 141,550       $ 166,340
                               ==========================================================

6.       Subsequent events

         On January 17, 2000, the Company and Commercial Intertech Corp. announced that their Boards of Directors had unanimously approved a definitive agreement pursuant to which Commercial Intertech will merge into the Company, with the Company as the surviving corporation, in a cash and stock transaction with an equity value of approximately $366 million. In addition, the Company will assume approximately $107 million of Commercial Intertech debt.

         Under the terms of the merger agreement, the Company will acquire all outstanding common stock of Commercial Intertech for $20.00 per share in exchange for Company common stock, subject to a collar. Commercial Intertech shareholders will receive the Company's common stock based on an exchange ratio that will be determined based on the average closing price of Company common stock for the 20 trading-day period ending five trading days immediately preceding the closing date of the merger. Commercial Intertech shareholders may elect to receive $20.00 per share in cash, subject to the limitation that no more than 49 percent of the total merger consideration is paid in cash.

         The merger is anticipated to close during the Company's quarter ending June 30, 2000. The Company plans to account for the transaction using the purchase method of accounting.

         On February 3, 2000, the Company announced their agreement to acquire the assets of Dana Corporation's Gresen Hydraulic business for approximately $112 million cash. Gresen manufactures a wide range of hydraulic pumps, motors, cylinders, control valves, filters and electronic controls for on- and off-highway vehicles and had prior-year annual sales of approximately $128 million.

                           PARKER-HANNIFIN CORPORATION

                                    FORM 10-Q
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999
                 AND COMPARABLE PERIODS ENDED DECEMBER 31, 1998


CONSOLIDATED STATEMENT OF INCOME

Net sales increased 3.4 percent for the second quarter of fiscal 2000 and 2.6 percent for the six-month period ended December 31, 1999. Without acquisitions, the increases would have been 3.2 percent and 2.0 percent, respectively. Excluding acquisitions, these increases primarily result from higher volume in the North American Industrial operations.

Income from operations was $127.8 million for the current second quarter and $255.3 million for the current six months, an increase of 11.6 percent and 1.4 percent, respectively. As a percent of sales, Income from operations increased to 10.3 percent from 9.5 percent for the quarter and declined to 10.3 percent from 10.4 percent for the six months. Cost of sales as a percent of sales declined to 78.4 percent from 78.7 percent for the quarter and increased to
78.5 percent from 78.2 percent for the six months. The increased margins in the second quarter are primarily the result of higher volume experienced in the North American Industrial operations, partially offset by lower volume and mix of original-equipment programs in the Aerospace operations. The declining margins for the six months reflect the weakness experienced in the International Industrial and Aerospace operations as well as the effect of business realignment charges recorded in fiscal 2000 (as discussed in more detail below). Selling, general and administrative expenses, as a percent of sales, decreased to 11.3 percent of sales from 11.8 percent for the quarter and to 11.2 percent from 11.4 percent for the six months.

Interest expense decreased $3.3 million for the quarter ended December 31, 1999 and $4.8 million for the six-month period ended December 31, 1999 due to lower average debt outstanding in both the current year quarter and six months.

Interest and other (income) expense, net for six months includes $6.4 million in gains primarily from the sale of real property and $8.4 million of asset impairment losses and other plant closure costs.

Net income increased 18.0 percent for the quarter, and 4.9 percent for the six months, as compared to the prior year. As a percent of sales, Net income increased to 6.0 percent from 5.3 percent for the quarter and to 6.0 percent from 5.9 percent for the six months.

Backlog was $1.65 billion at December 31, 1999 compared to $1.61 billion in the prior year and $1.63 billion at June 30, 1999. The increase in the level of backlog reflects an improvement in orders in the North American Industrial operations.

RESULTS BY BUSINESS SEGMENT

INDUSTRIAL - The Industrial Segment operations had the following changes in Net sales in the current year when compared to the equivalent prior-year period:

                                                      Period ending December 31,
                                                      --------------------------
                                                 Three Months            Six Months
                                                 ------------            ----------
      Industrial North America                       9.1  %                 8.2  %
      Industrial International                      (4.1) %                (4.7) %
      Total Industrial                               4.5  %                 3.8  %

Without the effect of currency-rate changes, International sales would have increased 6.2 percent for the quarter and 3.3 percent for the six months.



Without the effect of acquisitions completed within the past 12 months, the changes in Net sales would have been:

                                                   Period ending December 31,
                                                   --------------------------
                                                Three Months          Six Months
                                                ------------          ----------
      Industrial North America                       9.1  %                7.3 %
      Industrial International                      (4.7) %               (5.5) %
      Total Industrial                               4.3  %                2.9 %



The increase in Industrial North American sales is attributed to higher volume, particularly in the semiconductor manufacturing and telecommunications markets. International Industrial sales were affected by the struggling industrial economy in Europe and Latin America while Asia Pacific sales were higher.

Operating income for the Industrial segment increased 23.2 percent for the quarter and 8.3 percent for the six months. Industrial North American operating income increased 29.8 percent for the quarter and 21.1 percent for the six months. Industrial North American operating income, as a percent of sales, increased to 13.2 percent from 11.1 percent for the quarter and to 13.6 percent from 12.2 percent for the six months as margins benefited from the higher sales volume.

Industrial International operating income increased 2.2 percent for the quarter and decreased 31.4 percent for the six months. Included in the International Industrial operating income for the current year six-month period was $9.0 million in business realignment charges. These charges were made as a result of actions the Company took to appropriately structure the European operations to operate in their current environment. Without the business realignment charges, International Industrial operating income decreased 12.8 percent for the current year first six months compared to the prior year six months. Excluding the business realignment charges, Industrial International operating income, as a percent of sales, increased to 7.2 percent from 6.7 percent for the quarter and decreased to 7.0 percent from 7.6 percent for the six months. The increase in margins for the current quarter is a result of the higher sales volume (excluding currency) while the six month margins reflect the weakness in the European operations.

Total Industrial Segment backlog increased 4.4 percent compared to December 31, 1998 and 11.0 percent since June 30, 1999 driven primarily from an increase in order rates in the North American Industrial operations.

Order demand for much of fiscal 2000 has been improving across virtually all of the Industrial operations. While this upward trend is expected to continue generally, a slight downward trend in order rates in the heavy-duty truck market is expected for the balance of fiscal 2000. The weakness in the European operations experienced in the first half of fiscal 2000 has moderated and are expected to continue to improve over the balance of fiscal 2000.

AEROSPACE - Aerospace Net sales declined slightly for the quarter and 1.3 percent for the six months due to lower volume in the large aircraft business. Operating income for the Aerospace Segment declined 11.9 percent for the quarter and 16.1 percent for the six-month period. Included in the Aerospace operating income for current year six-month period was $4.4 million in business realignment charges. These charges were a result of the actions the Company took to resize the business in response to a decline in OEM orders. Excluding the business realignment charges, operating income, as a percent of sales, decreased to 13.3 percent from 15.1 percent for the quarter and to 13.8 percent from 15.3 percent for the six-month period reflecting the lower volume, a mix of original-equipment programs, as well as lower capacity utilization.

Backlog for the Aerospace Segment remained essentially the same from December 31, 1998 and decreased 3.6 percent since June 30, 1999. The decline in backlog compared to June 30, 1999 reflects the expected slowdown in OEM order rates. The Company anticipates further inventory reductions for the balance of the fiscal year in anticipation of softer commercial aviation sales.

Corporate general and administrative expenses decreased to $14.1 million from $15.3 million for the quarter and increased to $28.2 million from $27.6 million for the six months. The lower expense in the quarter is a result of reduced expenses associated with non-qualified benefit plans.

Other (in the Results by Business Segment) increased $2.4 million for the quarter as a result of currency transaction losses and decreased $2.0 million for the six months primarily as a result of gains from the sale of real property as discussed in the Consolidated Statement of Income section, partially offset by currency transaction losses.


BALANCE SHEET

Working capital increased to $1,113.7 million at December 31, 1999 from $1,020.2 million at June 30, 1999 with the ratio of current assets to current liabilities increasing to 2.7 to 1. The increase was primarily due to an increase in Cash and decreases in Accounts payable and Accrued liabilities, partially offset by a decrease in Accounts receivable.

Accounts receivable were lower by $46.4 million on December 31, 1999 compared to June 30, 1999 primarily due to the holiday induced lower level of sales in December. Days sales outstanding have increased to 49 days at December 31, 1999 from 47 days at June 30, 1999. Inventories remained flat since June 30, 1999 while months supply declined slightly.

Accounts payable, trade decreased $59.4 million since June 30, 1999 with the reduction occurring consistently throughout the operations. A portion of the decrease was the result of lower production during the holidays.

Accrued liabilities decreased $28.4 million since June 30, 1999 primarily as a result of lower incentive compensation and payroll accruals occurring throughout most of the operations.

The debt to debt-equity ratio decreased to 28.2 percent at December 31, 1999 from 29.8 percent at June 30, 1999 primarily due to a decrease in Long-term debt.

Due to the strength of the dollar, foreign currency translation adjustments resulted in a decrease in net assets of $7.0 million during the first half of fiscal 2000. The translation adjustments primarily affected Accounts receivable, Inventories and Notes payable.

STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $213.3 million for the six months ended December 31, 1999, as compared to $122.8 million for the same six months of 1998. The increase in net cash provided was primarily the result of activity within the working capital items - Inventories, Accounts receivable, Accrued payrolls and Other accrued liabilities - which provided cash of $15.6 million in fiscal 2000 compared to using cash of $45.6 million in fiscal 1999. In addition, activity in Other assets provided cash of $2.5 million in the current year compared to using cash of $15.4 million in the prior year.

Net cash used in investing activities declined to $129.7 million for fiscal 2000 compared to $201.1 million for fiscal 1999 primarily due to a reduction in the amount spent on acquisitions and an increase in the proceeds received from the sale of plant and equipment. Included in Other is an increase in cash used for equity investments in fiscal 2000.

Financing activities used cash of $39.1 million for the six months ended December 31, 1999 compared to providing cash of $85.7 million for the same period in 1998. The change resulted primarily from net debt borrowings using cash of $5.7 million in fiscal 2000 compared to providing cash of $166.3 million in the prior year, partially offset by common stock activity providing cash of $3.6 million in the current year versus using cash of $47.9 million, primarily for the repurchase of shares, in the prior year.



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



YEAR 2000 CONSIDERATONS

The Company took action to assure that its computerized products and systems and all external interfaces were Year 2000 compliant. These actions were part of a formal information technology initiative which the Company began several years ago. The Company has not experienced any business interruptions as a result of the Year 2000.

In addition, the Company contacted its key suppliers, customers, distributors and financial service providers regarding their Year 2000 status. Follow-up inquiries and audits indicated that substantially all key third parties would be year 2000 compliant on a timely basis. The Company is unaware of any key suppliers, customers, distributors or financial service providers who have experienced problems regarding their Year 2000 compliance.

While there have been no known adverse consequences of any unsuccessful modifications significantly affecting the financial position, liquidity, or results of operations of the Company, there can be no assurance that any unknown unsuccessful modifications would not have an adverse impact on the Company.

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

                           PARKER-HANNIFIN CORPORATION

                           PART II - OTHER INFORMATION


         ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS.

         During the quarter ended December 31, 1999, in reliance upon Section 4(2) of the Securities Act of 1933, as amended, the Registrant issued the following shares of Common Stock, $.50 par value:

         (a) 6,012 shares valued at $44.90625 per share pursuant to the Registrant's Non-Employee Directors Stock Plan in lieu of fees; and

         (b) 1,054 shares upon exercise of stock options granted under the Registrant's Non-Employee Directors Stock Option Plan in exchange for an average option exercise price of $30.952. The option price was paid by previously owned shares as permitted under the Non-Employee Directors Stock Option Plan.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

         Exhibit  10(a) - Exchange Agreement entered into as of October 29, 1999 between the Registrant and Michael J. Hiemstra including an Executive Estate Protection Plan comprised of the Executive Estate Protection
                          Agreement among the Registrant, Michael J. Hiemstra, and the Irrevocable Trust Creating Vested Trusts for Children of Michael J. Hiemstra dated August 16, 1999 (the "Trust") and the Collateral Assignment between the Trust and the Registrant.

          Exhibit 27 - Financial Data Schedule

         (b) The Registrant filed a report on Form 8-K on January 19, 2000 to file the press release issued by the Registrant announcing that the Registrant entered into an Agreement and Plan of Merger with Commercial Intertech Corp. whereby Commercial Intertech Corp. will be merged with and into the Registrant, with the Registrant as the surviving corporation and to file the Agreement and Plan of Merger.

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

                                 PARKER-HANNIFIN CORPORATION
                                         (Registrant)


                                 /s/ Michael J. Hiemstra
                                     Michael J. Hiemstra
                                     Vice President - Finance and Administration
                                     and Chief Financial Officer
Date:  February 4, 2000

                                  EXHIBIT INDEX



         Exhibit No.                             Description of Exhibit
         -----------                             ----------------------
         10(a) Exchange Agreement entered into as of October 29, 1999 between the Registrant and Michael J. Hiemstra including an Executive Estate Protection Plan comprised of the Executive Estate Protection Agreement among the Registrant, Michael J. Hiemstra, and the Irrevocable Trust Creating Vested Trusts for Children of Michael J. Hiemstra dated August 16, 1999 (the "Trust") and the Collateral Assignment between the Trust and the Registrant.


         27                         Financial Data Schedule