Form 10-Q
period 2000-03-31
PARKER HANNIFIN CORP
filed 2000-05-11
CIK 76334

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                          Commission File number 1-4982


                           PARKER-HANNIFIN CORPORATION
  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  OHIO                                    34-0451060
-------------------------------------------------------------------------------
            (State or other                            (IRS Employer
            jurisdiction of                            Identification No.)
            incorporation)


            6035 Parkland Blvd., Cleveland, Ohio          44124-4141
--------------------------------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)



Registrant's telephone number, including area code:           (216) 896-3000
                                                              --------------


Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X]. No __.

Number of Common Shares outstanding at March 31, 2000:       111,957,240




                                                    PART I - FINANCIAL INFORMATION

                                                      PARKER-HANNIFIN CORPORATION
                                                   CONSOLIDATED STATEMENT OF INCOME
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                              (UNAUDITED)

                                                            Three Months Ended                      Nine Months Ended
                                                                 March 31,                               March 31,
                                                     -------------------------------          -------------------------------
                                                         2000                 1999                2000               1999
                                                     -----------         -----------          -----------         -----------

Net sales                                            $ 1,393,659         $ 1,255,789          $ 3,875,159         $ 3,673,534
Cost of sales                                          1,074,133             989,137            3,022,052           2,879,611
                                                     -----------         -----------          -----------         -----------
Gross profit                                             319,526             266,652              853,107             793,923
Selling, general and
   administrative expenses                               141,254             136,278              419,559             411,806
Interest expense                                          14,571              15,634               43,142              49,050
Interest and other (income)
   expense, net                                              796              (2,970)                 696              (2,564)
                                                     -----------         -----------          -----------         -----------
Income before income taxes                               162,905             117,710              389,710             335,631
Income taxes                                              56,202              41,199              134,450             117,471
                                                     -----------         -----------          -----------         -----------
Net income                                           $   106,703         $    76,511          $   255,260         $   218,160
                                                     ===========         ===========          ===========         ===========

Earnings per share - Basic                           $       .98         $       .71          $      2.34         $      2.01
Earnings per share - Diluted                         $       .97         $       .70          $      2.32         $      1.99
Cash dividends per common share                      $       .17         $       .17          $       .51         $       .47





          See accompanying notes to consolidated financial statements.



                                                     PARKER-HANNIFIN CORPORATION
                                                     CONSOLIDATED BALANCE SHEET
                                                       (DOLLARS IN THOUSANDS)
                                                             (UNAUDITED)

                                                                           March 31,                June 30,
     ASSETS                                                                   2000                     1999
-----------------                                                         -----------              -----------
Current assets:
  Cash and cash equivalents                                               $    60,715              $    33,277
  Accounts receivable, net                                                    800,241                  738,773
  Inventories:
    Finished products                                                         476,187                  442,361
    Work in process                                                           309,302                  347,376
    Raw materials                                                             124,346                  125,393
                                                                          -----------              -----------
                                                                              909,835                  915,130
  Prepaid expenses                                                             18,029                   22,928
  Deferred income taxes                                                        65,725                   64,576
                                                                          -----------              -----------
      Total current assets                                                  1,854,545                1,774,684

Plant and equipment                                                         2,609,943                2,506,812
  Less accumulated depreciation                                             1,372,340                1,305,943
                                                                          -----------              -----------
                                                                            1,237,603                1,200,869
Other assets                                                                  810,173                  730,335
                                                                          -----------              -----------
      Total assets                                                        $ 3,902,321              $ 3,705,888
                                                                          ===========              ===========

     LIABILITIES
--------------------
Current liabilities:
  Notes payable                                                           $    83,351              $    60,609
  Accounts payable, trade                                                     301,193                  313,173
  Accrued liabilities                                                         322,869                  328,147
  Accrued domestic and foreign taxes                                           65,721                   52,584
                                                                          -----------              -----------
      Total current liabilities                                               773,134                  754,513
Long-term debt                                                                706,596                  724,757
Pensions and other postretirement benefits                                    282,642                  276,637
Deferred income taxes                                                          30,244                   30,800
Other liabilities                                                              73,977                   65,319
                                                                          -----------              -----------
      Total liabilities                                                     1,866,593                1,852,026

     SHAREHOLDERS' EQUITY
----------------------------
Serial preferred stock, $.50 par value;
   authorized 3,000,000 shares; none issued                                      --                       --
Common stock, $.50 par value; authorized
   600,000,000 shares; issued 112,268,136 shares at
   March 31 and 111,945,179 shares at June 30                                  56,134                   55,973
Additional capital                                                            136,573                  132,227
Retained earnings                                                           2,071,955                1,872,356
Unearned compensation related to guarantee of ESOP debt                       (99,501)                (112,000)
Deferred compensation related to stock options                                  1,304                     --
Accumulated other comprehensive income                                       (118,680)                 (92,858)
                                                                          -----------              -----------
                                                                            2,047,785                1,855,698
Common stock in treasury at cost;
   310,896 shares at March 31 and
   43,836 shares at June 30                                                   (12,057)                  (1,836)
                                                                          -----------              -----------
      Total shareholders' equity                                            2,035,728                1,853,862
                                                                          -----------              -----------
      Total liabilities and shareholders' equity                          $ 3,902,321              $ 3,705,888
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



                                                    PARKER-HANNIFIN CORPORATION
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (DOLLARS IN THOUSANDS)
                                                            (UNAUDITED)

                                                                                                Nine Months Ended
                                                                                                     March 31,
                                                                                           -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                          2000               1999
--------------------------------------                                                     ---------           ---------
Net income                                                                                 $ 255,260           $ 218,160
  Adjustments to reconcile net income to net cash
        provided by operations:
     Depreciation                                                                            128,409             125,599
     Amortization                                                                             28,597              28,419
     Deferred income taxes                                                                    (4,825)              3,279
     Foreign currency transaction loss (gain)                                                  3,182              (2,415)
     (Gain) loss on sale of plant and equipment                                               (5,637)                542

  Changes in assets and liabilities:
      Accounts receivable, net                                                               (51,778)             (5,581)
      Inventories                                                                             20,395              12,194
      Prepaid expenses                                                                         4,854               5,707
      Other assets                                                                           (18,599)            (25,346)
      Accounts payable, trade                                                                (15,911)            (79,415)
      Accrued payrolls and other compensation                                                 (8,224)            (32,359)
      Accrued domestic and foreign taxes                                                      14,956              15,045
      Other accrued liabilities                                                               (3,592)            (11,274)
      Pensions and other postretirement benefits                                               9,317              15,243
      Other liabilities                                                                        8,512              11,635
                                                                                           ---------           ---------
           Net cash provided by operating activities                                         364,916             279,433

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Acquisitions (less cash acquired of $431 and $2,609 in 2000 and 1999)                     (121,474)            (89,865)
  Capital expenditures                                                                      (168,131)           (166,835)
  Proceeds from sale of plant and equipment                                                   23,027               4,582
  Other                                                                                      (20,590)             (1,926)
                                                                                           ---------           ---------
           Net cash used in investing activities                                            (287,168)           (254,044)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Net (payments for) proceeds from common share activity                                      (4,410)             64,599
  Proceeds from (payments for) notes payable, net                                             23,123            (112,248)
  Proceeds from long-term borrowings                                                           3,654             205,960
  Payments of long-term borrowings                                                           (12,803)           (122,584)
  Dividends                                                                                  (55,661)            (51,144)
                                                                                           ---------           ---------
           Net cash used in financing activities                                             (46,097)            (15,417)
  Effect of exchange rate changes on cash                                                     (4,213)                617
                                                                                           ---------           ---------
  Net increase in cash and cash equivalents                                                   27,438              10,589
  Cash and cash equivalents at beginning of year                                              33,277              30,488
                                                                                           ---------           ---------
  Cash and cash equivalents at end of period                                               $  60,715           $  41,077
                                                                                           =========           =========

   Non-cash activities: In 1999 assumption of ESOP debt guarantee for $112,000 and capital lease obligations of $7,346.



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



Results by Business Segment:

                                                        Three Months Ended                       Nine Months Ended
                                                            March 31,                                March 31,
                                                   -------------------------------        ------------------------------
                                                      2000                1999               2000                 1999
                                                   ----------           ----------        ----------           ----------
Net sales
    Industrial:
        North America                              $  774,353           $  660,368        $2,100,564           $1,885,837
        International                                 331,104              312,166           933,485              944,298
    Aerospace                                         288,202              283,255           841,110              843,399
                                                   ----------           ----------        ----------           ----------
Total                                              $1,393,659           $1,255,789        $3,875,159           $3,673,534
                                                   ==========           ==========        ==========           ==========


Segment operating income
    Industrial:
        North America                              $  115,123           $   86,225        $  296,006           $  235,550
        International                                  29,015               19,760            62,014               67,897
    Aerospace                                          49,126               43,326           121,113              129,102
                                                   ----------           ----------        ----------           ----------
Total segment operating income                        193,264              149,311           479,133              432,549
Corporate general and
  administrative expenses                              13,935               14,608            42,135               42,240
                                                   ----------           ----------        ----------           ----------
Income before interest expense
   and other                                          179,329              134,703           436,998              390,309
Interest expense                                       14,571               15,634            43,142               49,050
Other                                                   1,853                1,359             4,146                5,628
                                                   ----------           ----------        ----------           ----------
Income before income taxes                         $  162,905           $  117,710        $  389,710           $  335,631
                                                   ==========           ==========        ==========           ==========

                           PARKER-HANNIFIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                             -----------------------



1.       Management Representation

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals except as discussed in Note 2) necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three and nine months ended March 31, 2000 and 1999 and cash flows for the nine months then ended.



2.       Charges related to business realignment

         During the first quarter of fiscal 2000 the Company recorded a $8,555 charge ($5,560 after-tax or $.05 per share) related to the costs of appropriately structuring its businesses to operate in their current economic environment. The charge primarily relates to severance costs attributable to approximately 260 employees principally associated with the Industrial International operations. As of March 31, 2000, the Company had made severance payments of $2,679 to approximately 150 employees. The majority of the remaining severance payments are expected to be made by the end of fiscal 2000.

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

         The severance costs and impairment loss are presented in the Income statement for the nine months ended March 31, 2000 in the following captions: $2,552 in Cost of sales; $2,476 in Selling, general and administrative expenses; and $8,402 in Interest and other (income) expense, net.

         Also recorded in the first quarter of fiscal 2000, was a gain of $6,423 ($4,175 after-tax or $.04 per share) realized primarily on the sale of real property. The gain is reflected in the Income statement for the nine months ended March 31, 2000 in the Interest and other (income) expense, net caption.

3.       Earnings per share

         The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2000 and 1999.


                                                             Three Months Ended                       Nine Months Ended
                                                                     March 31,                             March 31,
                                                   ---------------------------------         ---------------------------------
               Numerator:                               2000                 1999                  2000                 1999
               ----------                          ---------------------------------------------------------------------------
               Net income applicable
                 to common shares                  $    106,703         $     76,511         $    255,260         $    218,160

               Denominator:
               ------------
               Basic - weighted average
                 common shares                      109,373,820          108,503,957          109,210,607          108,803,871
               Increase in weighted average
                 from dilutive effect of
                 exercise of stock options              827,060              832,510              955,170              825,027
                                                   ---------------------------------------------------------------------------
               Diluted - weighted average
                 common shares, assuming
                 exercise of stock options          110,200,880          109,336,467          110,165,777          109,628,898
                                                   ===========================================================================

               Basic earnings per share            $        .98         $        .71         $       2.34         $       2.01
               Diluted earnings per share          $        .97         $        .70         $       2.32         $       1.99


4.       Stock repurchase program


         The Board of Directors has approved a program to repurchase the Company's common stock on the open market, at prevailing prices. The repurchase is primarily funded from operating cash flows and the shares are initially held as treasury stock. During the three-month and nine-month periods ended March 31, 2000, the Company has purchased 267,200 shares of its common stock at an average price of $38.012 per share.


5.       Comprehensive income

         The Company's only item of other comprehensive income is foreign currency translation adjustments recorded in shareholders' equity. Comprehensive income for the three and nine months ended March 31, 2000 and 1999 is as follows:



                                                          Three Months Ended              Nine Months Ended
                                                               March 31,                      March 31,
                                                     ---------------------------     ----------------------------
                                                           2000          1999           2000           1999
                                                     ------------------------------------------------------------

                Net income                             $ 106,703      $  76,511      $ 255,260      $ 218,160
                Foreign currency
                  translation adjustments                (18,815)       (44,637)       (25,822)       (19,946)
                                                     ------------------------------------------------------------
                Comprehensive income                   $  87,888      $  31,874      $ 229,438      $ 198,214
                                                     ============================================================




6.       Acquisitions

         On February 3, 2000, the Company acquired the assets of Dana Corporation's Gresen Hydraulic business for approximately $112 million in cash. Gresen manufactures a wide range of hydraulic pumps, motors, cylinders, control valves, filters and electronic controls for on- and off-highway vehicles and had prior-year annual sales of approximately $128 million.

         On April 11, 2000, the Company completed its merger with Commercial Intertech Corp. of Youngstown, Ohio with the Company being the surviving corporation. The merger consideration paid by the Company to the shareholders of Commercial Intertech was approximately $160 million in cash and the issuance of approximately 4.3 million shares of Company common stock valued at $184 million. In addition, the Company assumed approximately $104 million of Commercial Intertech debt. Commercial Intertech's hydraulics business manufactures gear pumps and motors, controls valves and telescopic cylinders for use on heavy duty-mobile equipment. The Company is currently evaluating strategic alternatives for Commercial Intertech's building systems and metal forming businesses.

                           PARKER-HANNIFIN CORPORATION

                                    FORM 10-Q
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000
                   AND COMPARABLE PERIODS ENDED MARCH 31, 1999


CONSOLIDATED STATEMENT OF INCOME

Net sales increased 11.0 percent for the third quarter of fiscal 2000 and 5.5 percent for the nine-month period ended March 31, 2000. Without acquisitions, the increases would have been 9.0 percent and 4.4 percent, respectively, primarily the result of higher volume in the North American Industrial operations.

Income from operations was $178.3 million for the current third quarter and $433.5 million for the current nine months, an increase of 36.7 percent and 13.5 percent, respectively. As a percent of sales, Income from operations increased to 12.8 percent from 10.4 percent for the quarter and increased to 11.2 percent from 10.4 percent for the nine months. Cost of sales as a percent of sales declined to 77.1 percent from 78.8 percent for the quarter and decreased to 78.0 percent from 78.4 percent for the nine months. The increased margins in the third quarter are primarily the result of higher volume experienced in the North American Industrial operations and a higher mix of aftermarket business in the Aerospace operations. The increased margins for the nine months reflect higher volume experienced in the North American Industrial operations, offset by weakness experienced in the International Industrial and Aerospace operations as well as the effect of business realignment charges recorded in fiscal 2000 (as discussed in more detail below). Selling, general and administrative expenses, as a percent of sales, decreased to 10.1 percent of sales from 10.9 percent for the quarter and to 10.8 percent from 11.2 percent for the nine months.

Interest expense decreased $1.1 million for the quarter ended March 31, 2000 and $5.9 million for the nine-month period ended March 31, 2000 due to lower average debt outstanding in both the current year quarter and nine months.

Interest and other (income) expense, net for the current nine months includes $6.4 million in gains primarily from the sale of real property and $8.4 million of asset impairment losses and other plant closure costs, while the prior year third quarter and nine-month period included $1.7 million in interest income related to an IRS refund.

Net income increased 39.5 percent for the quarter, and 17.0 percent for the nine months, as compared to the prior year. As a percent of sales, Net income increased to 7.7 percent from 6.1 percent for the quarter and to 6.6 percent from 5.9 percent for the nine months.

Backlog was $1.74 billion at March 31, 2000 compared to $1.69 billion in the prior year and $1.63 billion at June 30, 1999. The increase in the level of backlog reflects strong order-entry rates in the North American Industrial operations and an improvement in order rates in the International Industrial operations.

RESULTS BY BUSINESS SEGMENT

INDUSTRIAL - The Industrial Segment operations had the following changes in Net sales in the current year when compared to the equivalent prior-year period:

                                                Period ending March 31,
                                                -----------------------
                                           Three Months            Nine Months
                                           ------------            -----------
      Industrial North America                   17.3  %               11.4  %
      Industrial International                    6.1  %               (1.1) %
      Total Industrial                           13.7  %                7.2  %

Without the effect of currency-rate changes, International sales would have increased 15.5 percent for the quarter and 7.4 percent for the nine months.



Without the effect of acquisitions completed within the past 12 months, the changes in Net sales would have been:

                                                Period ending March 31,
                                                -----------------------
                                           Three Months            Nine Months
                                           ------------            -----------
      Industrial North America                   14.3  %                9.8  %
      Industrial International                    4.2  %               (2.3) %
      Total Industrial                           11.1  %                5.7  %



The increase in Industrial North American sales for the current quarter and nine months is attributed to higher volume across all businesses, particularly in the semiconductor manufacturing and telecommunications markets. The increase in International Industrial sales for the quarter reflects higher sales across all businesses in the Asia Pacific region as well as higher total volume in Europe and Latin America. For the nine-month period, sales were affected by the struggling economy in Europe and Latin America, offset by higher Asia Pacific sales.

Operating income for the Industrial segment increased 36.0 percent for the quarter and 18.0 percent for the nine months. Industrial North American operating income increased 33.5 percent for the quarter and 25.7 percent for the nine months. Industrial North American operating income, as a percent of sales, increased to 14.9 percent from 13.1 percent for the quarter and to 14.1 percent from 12.5 percent for the nine months as margins benefited from the higher sales volume.

Industrial International operating income increased 46.8 percent for the quarter and decreased 8.7 percent for the nine months. Included in the International Industrial operating income for the current year nine-month period was $9.0 million in business realignment charges. These charges were made as a result of actions the Company took to appropriately structure the European operations to operate in their current environment. Without the business realignment charges, International Industrial operating income increased 4.5 percent for the current year first nine months compared to the prior year nine months. Industrial International operating income, as a percent of sales, increased to 8.8 percent from 6.3 percent for the quarter and to 7.6 percent from 7.2 percent for the nine months, excluding the business realignment charges. The increased margins reflect better capacity utilization as market demand improved.

Total Industrial Segment backlog increased 13.5 percent compared to March 31, 1999 and 20.7 percent since June 30, 1999 driven primarily from an increase in order rates in the North American Industrial operations and an improvement experienced in the third quarter in order rates in the International Industrial operations. Strong-order entry indicates a continuation of this trend through the rest of the fiscal year.

AEROSPACE - Aerospace Net sales increased 1.7 percent for the quarter and declined slightly for the nine months. Operating income for the Aerospace Segment increased 13.4 percent for the quarter and decreased 6.2 percent for the nine-month period. Included in the Aerospace operating income for current year nine-month period was $4.4 million in business realignment charges. These charges were a result of the actions the Company took to resize the business in response to a decline in OEM orders. Operating income, as a percent of sales, increased to 17.0 percent from 15.3 percent for the quarter and decreased to
14.9 percent from 15.3 percent for the nine-month period, excluding the business realignment charges. The increase in margins for the current year fiscal quarter is due to lower contract costs and a higher mix of aftermarket business. The decrease in margins for the nine-month period is due to lower volume, the mix of original-equipment programs, as well as lower capacity utilization.

Backlog for the Aerospace Segment decreased 3.0 percent compared to March 31, 1999 and declined slightly since June 30, 1999. The decline in backlog reflects the expected slowdown in OEM order rates which should continue through the rest of the fiscal year.



Corporate general and administrative expenses decreased to $13.9 million from $14.6 million for the quarter and decreased slightly for the nine months. The lower expense in the quarter is a result of reduced expenses associated with non-qualified benefit plans.


BALANCE SHEET

Working capital increased to $1,081.4 million at March 31, 2000 from $1,020.2 million at June 30, 1999 while the ratio of current assets to current liabilities remained at 2.4 to 1. The increase in working capital was primarily due to an increase in Cash and Accounts receivable, partially offset by an increase in Notes payable.

Accounts receivable were higher by $61.5 million on March 31, 2000 compared to June 30, 1999. Days sales outstanding declined to 46 days at March 31, 2000 from 47 days at June 30, 1999. Inventories remained relatively flat since June 30, 1999 while months supply declined slightly.

Other assets increased $79.8 million since June 30, 1999 primarily due to goodwill recognized as a result of acquisitions.

The debt to debt-equity ratio decreased to 28.0 percent at March 31, 2000 from
29.8 percent at June 30, 1999 .

Due to the strength of the dollar, foreign currency translation adjustments resulted in a decrease in net assets of $25.8 million during the first nine months of fiscal 2000. The translation adjustments primarily affected Accounts receivable, Inventories and Plant and equipment.

STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $364.9 million for the nine months ended March 31, 2000, as compared to $279.4 million for the same nine months of 1999. The increase in net cash provided was due to an increase in Net income of $37.1 million as well as the result of activity within the working capital items
- Accounts receivable, Accounts payable, trade and Accrued payrolls and other compensation - which used cash of $75.9 million in fiscal 2000 compared to using cash of $117.4 million in fiscal 1999.

Net cash used in investing activities increased to $287.2 million for fiscal 2000 compared to $254.0 million for fiscal 1999 primarily due to an increase in the amount spent on acquisitions partially offset by an increase in the proceeds received from the sale of real property. Included in Other is an increase in cash used for equity investments in fiscal 2000.

Financing activities used cash of $46.1 million for the nine months ended March 31, 2000 compared to using cash of $15.4 million for the same period in 1999. The change resulted primarily from common stock activity using cash of $4.4 million in fiscal 2000 compared to providing cash of $64.6 million in the prior year, partially offset by net debt borrowings providing cash of $14.0 million in fiscal 2000 compared to using cash of $28.9 million in the prior year. The fluctuation between fiscal 2000 and fiscal 1999 cash flow from common stock activity is the result of the Company selling treasury shares to the ESOP trust in fiscal 1999.



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

                           PARKER-HANNIFIN CORPORATION

                           PART II - OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K.
         ------   --------------------------------

         (a) The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

                  Exhibit  2 -  Agreement and Plan of Merger, dated as of
                                January 14, 2000, between Parker-Hannifin
                                Corporation and Commercial Intertech Corp.
                                (previously filed as Exhibit 2.1 to the
                                Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2000).

                  Exhibit  10(a) -  Exchange Agreement entered into as of
                                    February 22, 2000 between the Registrant and
                                    Daniel T. Garey including the Executive
                                    Estate Protection Agreement among the
                                    Registrant, Daniel T. Garey, and the Daniel
                                    T. Garey and Diane-Worthington Garey
                                    Irrevocable Trust dated December 22, 1999
                                    (the "Trust") and the Collateral Assignment between the Trust and the Registrant.

                  Exhibit 27 - Financial Data Schedule

         (b) During the quarter ended March 31, 2000, the Registrant filed the following reports on Form 8-K:

             1. On January 19, 2000 to file the press release issued jointly by the Registrant and Commercial Intertech Corp. announcing that the Registrant entered into an Agreement and Plan of Merger with Commercial Intertech Corp. whereby Commercial Intertech Corp. will be merged with and into the Registrant, with the Registrant as the surviving corporation and to file the Agreement and Plan of Merger.

             2. On February 7, 2000 to file the press release issued jointly by the Registrant and Dana Corporation announcing the Registrant's purchase of substantially all of the assets of the Gresen Hydraulics Division from Dana Corporation.


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

                               PARKER-HANNIFIN CORPORATION
                                       (Registrant)

                               /s/ Michael J. Hiemstra
                                   Michael J. Hiemstra
                                   Vice President - Finance and Administration
                                   and Chief Financial Officer
Date:  May 11, 2000

                                  EXHIBIT INDEX



         Exhibit No.                 Description of Exhibit
         -----------                 ----------------------

         2 Agreement and Plan of Merger, dated as of January 14, 2000, between Parker-Hannifin Corporation and Commercial Intertech Corp. (previously filed as Exhibit 2.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2000).


         10(a) Exchange Agreement entered into as of February 22, 2000 between the Registrant and Daniel T. Garey including the Executive Estate Protection Agreement among the Registrant, Daniel T. Garey, and the Daniel
                                    T. Garey and Diane-Worthington Garey
                                    Irrevocable Trust dated December 22, 1999
                                    (the "Trust") and the Collateral Assignment between the Trust and the Registrant.


         27                         Financial Data Schedule