Form 10-K405
period 2000-06-30
PARKER HANNIFIN CORP
filed 2000-09-28
CIK 76334

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

                           Commission File No. 1-4982


                           PARKER-HANNIFIN CORPORATION
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


          Ohio                                             34-0451060
--------------------------------                       -------------------
(State of Incorporation)                               (I.R.S. Employer
                                                       Identification No.)

6035 Parkland Boulevard, Cleveland, Ohio                   44124-4141
----------------------------------------               -------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code        (216) 896-3000
                                                       -------------------


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


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months, and (2) has been subject to
such filing requirements for the past 90 days. Yes __X__.   No _____.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 31, 2000, excluding, for purposes of this computation, only stock holdings of the Registrant's Directors and Officers:
$4,029,986,104.



      The number of Common Shares outstanding on August 31, 2000 was
116,337,804.


      Portions of the following documents are incorporated by reference:

(1) Annual Report to Shareholders of the Company for the fiscal year ended June 30, 2000. Incorporated by reference into Parts I, II and IV hereof.

(2) Definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders. Incorporated by reference into Part III hereof.

                           PARKER-HANNIFIN CORPORATION

                                    FORM 10-K
                                    ---------

                         Fiscal Year Ended June 30, 2000

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

      The Company's manufacturing, service, distribution and administrative facilities are located in 38 states, Puerto Rico and worldwide in 45 foreign countries. Its motion control technology is used in the products of its two business Segments: Industrial and Aerospace. The products are sold as original and replacement equipment through product and distribution centers worldwide. The Company markets its products through its direct-sales employees and more than 7,500 independent distributors. Parker products are supplied to approximately 400,000 customers in virtually every significant manufacturing, transportation and processing industry. For the fiscal year ended June 30, 2000, net sales were $5,355,337,000; Industrial Segment products accounted for 79% of net sales and Aerospace Segment products for 21%.


MARKETS
-------

      Motion control systems are used throughout industry in applications which include moving of materials, controlling machines, vehicles and equipment and positioning materials during the manufacturing process. Motion control systems contribute to the efficient use of energy and improve industrial productivity.

      The approximately 400,000 customers who purchase the Company's products are found throughout virtually every significant manufacturing, transportation and processing industry. No customer accounted for more than 5% of the Company's total net sales for the fiscal year.

      The major markets for products of the Fluid Connectors, Hydraulics, Automation and Seal Groups of the Industrial Segment are agricultural machinery, automotive, construction equipment, electronic equipment, fabricated metals, food production, industrial machinery, lumber and paper, machine tools, marine, medical equipment, mining, mobile equipment, chemicals, robotics, semi-conductor equipment, telecommunications, textiles, transportation and every other major production and processing industry. Products manufactured by the Industrial Segment's Climate and Industrial Controls Group are utilized principally in mobile air conditioning systems, industrial refrigeration systems, home and commercial air conditioning equipment and industrial process markets. The major markets for products manufactured by the Instrumentation Group of the Industrial Segment are power generation, oil and gas exploration, petrochemical and chemical processing, pulp and paper, semi-conductor manufacturing, medical and analytical applications. The major markets for products of the Filtration Group of the Industrial Segment are industrial machinery, mobile equipment, process equipment, marine, aviation, environmental and semi-conductor manufacturing. Sales of Industrial Segment products are made to original equipment manufacturers and their replacement markets.

      Aerospace Segment sales are made primarily to the commercial, military and general aviation markets and are made to original equipment manufacturers and to end users for maintenance, repair and overhaul.


PRINCIPAL PRODUCTS, METHODS OF DISTRIBUTION AND COMPETITIVE CONDITIONS
----------------------------------------------------------------------

      INDUSTRIAL SEGMENT. The product lines of the Company's Industrial Segment cover most of the components of motion control systems. The Fluid Connectors Group manufactures connectors, including tube fittings and hose fittings, valves, hoses and couplers, which control, transmit and contain fluid. The Hydraulics Group produces hydraulic components and systems for builders and users of industrial and mobile machinery and equipment, such as cylinders, accumulators, rotary actuators, valves, motors and pumps, hydrostatic steering units, power units, integrated hydraulic circuits, electrohydraulic systems and metering pumps. The Automation Group supplies pneumatic and electromechanical components and systems, including pneumatic valves, air preparation units, indexers, stepper and servo drives, multi-axis positioning tables, electric and pneumatic cylinders, structural extrusions, vacuum products, pneumatic logic and human/machine interface hardware and software. The Climate and Industrial Controls Group manufactures components and systems for use in industrial, residential, automotive and mobile air conditioning and refrigeration systems and other applications, including pressure regulators, solenoid valves, expansion valves, filter-dryers, gerotors and hose assemblies. The Seal Group manufactures sealing devices, including o-rings and o-seals, gaskets and packings, which insure leak-proof connections and electromagnetic interference shielding and thermal management products. The Filtration Group manufactures filters, systems and instruments to monitor and to remove contaminants from fuel, air, oil, water and other fluids and gases, including hydraulic, lubrication and coolant filters; process, chemical and microfiltration filters; compressed air and gas purification filters; lube oil and fuel filters; fuel conditioning filters; fuel filters/water separators; cabin air filters; nitrogen and hydrogen generators and condition monitoring devices. The Instrumentation Group manufactures high quality critical flow components for process instrumentation, ultra-high-purity, medical and analytical applications, including instrumentation and ultra-high-purity tube fittings, ball, plug and needle valves, packless ultra-high-purity valves, fluoropolymer fittings, tubing, valves and spray guns, miniature solenoid valves, multi-solenoid manifolds, regulators, transducers, quick connects, hose products and cylinder connections.

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

      AEROSPACE SEGMENT. The principal products of the Company's Aerospace Segment are hydraulic, fuel and pneumatic systems and components that are used on commercial and military airframe and engine programs.

      The Aerospace Segment offers complete hydraulic systems, as well as primary flight control components that include hydraulic, electrohydraulic and electromechanical systems used for precise control of aircraft rudders, elevators, ailerons and other aerodynamic control surfaces and utility hydraulic components such as reservoirs, accumulators, selector valves, electrohydraulic servovalves, thrust-reverser actuators, engine-driven pumps, nosewheel steering systems, electromechanical actuators, engine controls and electronic controllers. The Aerospace Segment also designs and manufactures aircraft wheels and brakes for the general aviation and military markets.

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

      Research and development costs relating to the development of new products or services and the improvement of existing products or services amounted to $89,059,000 in fiscal 2000, $86,953,000 in fiscal 1999 and $83,117,000 in fiscal
1998. Reimbursements of customer-sponsored research included in the total cost for each of the respective years were $16,409,000, $15,239,000 and $15,753,000.

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

BACKLOG AND SEASONAL NATURE OF BUSINESS
---------------------------------------

      The Company's backlog at June 30, 2000 was approximately $1,797,233,000 and at June 30, 1999 was approximately $1,625,637,000. Approximately 83% of the Company's backlog at June 30, 2000 is scheduled for delivery in the succeeding twelve months. The Company's business generally is not seasonal in nature.

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

      As of August 31, 2000, the Company is involved in environmental remediation at 22 manufacturing facilities presently or formerly operated by the Company and has been named as a

"potentially responsible party," along with other companies at ten off-site waste disposal facilities and two regional Superfund sites.

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

      As of August 31, 2000, the Company has a reserve of $17,077,000 for environmental matters which are probable and reasonably estimable. This reserve is recorded based upon the best estimate of net costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities, the amount of the Company's liability in proportion to other responsible parties and any recoveries receivable.

      The Company's estimated total liability for the above mentioned sites ranges from a minimum of $17,080,000 to a maximum of $36,465,000. The actual costs to be incurred by the Company will be dependent on final delineation of contamination, final determination of remedial action required, negotiations with federal and state agencies with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technology, effectiveness of remedial technologies employed, the ultimate ability to pay of the other responsible parties, and any insurance recoveries.

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

EMPLOYEES
---------

      The Company employed 43,895 persons as of June 30, 2000, of whom 16,680 were employed by foreign subsidiaries.

BUSINESS SEGMENT INFORMATION
----------------------------

      The net sales, segment operating income and identifiable assets by business segment and net sales and long-lived assets by geographic area for the past three fiscal years, as set forth on page 25 of the Annual Report and specifically excerpted on pages 13-16 to 13-17 of Exhibit 13 hereto, are incorporated herein by reference.

ACQUISITIONS
------------

      During fiscal 2000 the Company completed several acquisitions. The discussion of these acquisitions, as set forth on page 27 of the Annual Report and specifically excerpted on page 13-20 of Exhibit 13 hereto, is incorporated herein by reference. On July 21, 2000 the Company completed its purchase of Wynn's International, Inc. ("Wynn's"). The discussion of this acquisition, as set forth on page 35 of the Annual Report and specifically excerpted on page 13-33 of Exhibit 13 hereto, is incorporated herein by reference.

      ITEM 1A. EXECUTIVE OFFICERS OF THE COMPANY
      ------------------------------------------

      The Company's Executive Officers are as follows:

                                                                                      Officer
     Name                                   Position                                  Since(1)         Age
     ----                                   --------                                  --------         ---
Duane E. Collins             Chief Executive Officer and                               1983            64
                                Chairman of the Board of Directors

Donald E. Washkewicz         President, Chief Operating Officer and Director           1997            50

Dennis W. Sullivan           Executive Vice President and Director                     1978            61

Lawrence M. Zeno             Vice President                                            1993            58

Claus Beneker                Vice President - Technical Director                       1999            60

Robert W. Bond               Vice President and President, Automation Group            2000            43

Paul L. Carson               Vice President - Information Services                     1993            64

Lynn M. Cortright            Vice President and President, Climate &                   1999            59
                                Industrial Controls Group

Dana A. Dennis               Controller                                                1999            52

Daniel T. Garey              Vice President - Human Resources                          1995            57


Stephen L. Hayes             Vice President and President, Aerospace Group             1993            59

Michael J. Hiemstra          Vice President - Finance and Administration               1987            53
                                and Chief Financial Officer

Marwan M. Kashkoush          Vice President and President, Hydraulics Group            2000            46

Thomas W. Mackie             Vice President and President,                             2000            53
                                Instrumentation Group

John D. Myslenski            Vice President and President,                             1997            49
                                Fluid Connectors Group

John K. Oelslager            Vice President and President, Filtration Group            1997            57

Thomas A. Piraino, Jr.       Vice President, General Counsel and Secretary             1998            51

Timothy K. Pistell           Treasurer                                                 1993            53

Nickolas W. Vande Steeg      Vice President and President, Seal Group                  1995            57


      (1) Officers of the Company serve for a term of office from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Sullivan, Carson, Garey, Hayes, Hiemstra and Pistell have served in the executive capacities indicated above during the past five years.

      Mr. Collins was named Chairman of the Board of Directors of the Company in October 1999. He was elected Chief Executive Officer in July 1993. He was President from July 1993 to February 2000.

      Mr. Washkewicz was elected President and Chief Operating Officer in February 2000. Mr. Washkewicz was a Vice President and President of the Hydraulics Group from October 1997 to February 2000 and Vice
President-Operations of the Fluid Connectors Group from October 1994 to October 1997.

      Mr. Zeno was elected as a Vice President in October 1993. Mr. Zeno was a President of the Motion and Control Group from January 1994 to June 1997.

      Mr. Beneker was elected as Vice President - Technical Director effective in February 1999. He was Vice President of Business Development of the Aerospace Group from July 1995 to February 1999.

      Mr. Bond was elected as a Vice President in July 2000 and named President of the Automation Group effective in March 2000. He was Vice President - Operations of the Fluid Connectors Group from July 1997 to March 2000 and General Manager of the Quick Coupling Division from January 1992 to June 1997.

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

      Mr. Kashkoush was elected as a Vice President in July 2000 and named President of the Hydraulics Group in February 2000. He was President of the European Operations of the Hydraulics Group from February 1999 to February 2000; Group Vice President - Sales and Marketing of the Hydraulics Group from July 1997 to February 1999; and Operations Manager of the Troy, Michigan Sales Division from February 1994 to July 1997.

      Mr. Mackie was elected as a Vice President in July 2000 and named President of the Instrumentation Group in July 1997. He was Vice President - Operations of the Fluid Connectors Group from July 1994 to July 1997.

      Mr. Myslenski was elected as a Vice President in October 1997 and named President of the Fluid Connectors Group in July 1997. He was Vice President-Operations of the Fluid Connectors Group from March 1989 to June 1997.

      Mr. Oelslager was elected as a Vice President in October 1997 and named President of the Filtration Group effective in March 2000. He was President of the Automation Group from July 1997 to March 2000 and Vice President - Operations of the Motion and Control Group from July 1995 to June 1997.

      Mr. Piraino was elected as Vice President, General Counsel and Secretary effective in July 1998. He was Vice President-Law from July 1990 to June 1998.

      Mr. Vande Steeg was elected as a Vice President effective in September 1995. He has been President of the Seal Group since 1987.

      ITEM 2. PROPERTIES. The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries. The leased properties are indicated with an asterisk. A "(1)" indicates that the property is occupied by the Company's Industrial Segment, a "(2)" indicates properties occupied by the Aerospace Segment, and a "(3)" indicates that the property is occupied by a business that the Company acquired in the Commercial Intertech or Wynn's acquisition that the Company plans on divesting or is exploring the possibility of divesting.

                                  UNITED STATES
                                  -------------

                   State                              City
                   -----                              ----

                  Alabama                             Boaz(1)
                                                      Decatur(1)
                                                      Huntsville(1)
                                                      Jacksonville(1)
                  Arizona                             Glendale(2)
                                                      Tempe(1)
                                                      Tolleson(2)
                                                      Tucson(1)
                  Arkansas                            Benton(1)
                                                      Siloam Springs(1)
                                                      Trumann(1)
                  California                          Azusa(3)
                                                      Irvine(1)(2)
                                                      Modesto(1)
                                                      Newbury Park*(1)
                                                      Orange(3)
                                                      Richmond(1)
                                                      Rohnert Park(1)
                                                      San Diego(1)
                  Connecticut                         New Britain(1)
                  Florida                             Longwood(1)
                                                      Miami*(1)
                                                      Sarasota(1)
                  Georgia                             Dublin(2)
                  Idaho                               Boise*(1)
                  Illinois                            Broadview(1)
                                                      Des Plaines(1)
                                                      Hampshire(1)
                                                      Ladd(1)
                                                      Lincolnshire*(1)
                                                      Mount Prospect*(1)
                                                      Rockford(1)
                  Indiana                             Albion(1)
                                                      Ashley(1)
                                                      Goshen(1)
                                                      Lebanon(1)
                                                      Syracuse(1)
                                                      Tell City(1)
                  Iowa                                Red Oak(1)
                  Kansas                              Manhattan(1)
                  Kentucky                            Berea(1)

                   State                              City
                   -----                              ----

                                                      Lexington(1)
                                                      Springfield(1)
                  Louisiana                           Harvey*(1)
                  Maine                               Portland(1)
                  Maryland                            Linthicum*(1)
                  Massachusetts                       Ayer(2)
                                                      Haverhill*(1)
                                                      Tewksbury*(1)
                                                      Woburn(1)
                  Michigan                            Kalamazoo(2)
                                                      Lakeview(1)
                                                      Otsego(1)
                                                      Oxford(1)
                                                      Richland(1)
                                                      Troy*(1)
                  Minnesota                           Chanhasen*(1)
                                                      Golden Valley(1)
                                                      Minneapolis(1)
                  Mississippi                         Batesville(1)
                                                      Booneville(1)
                                                      Madison(1)
                  Missouri                            Kennett(1)
                  Nebraska                            Gothenburg(1)
                                                      Lincoln(1)
                  Nevada                              Carson City(1)
                  New Hampshire                       Hollis*(1)
                                                      Hudson(1)
                                                      Portsmouth*(1)
                  New Jersey                          Belleville*(1)
                                                      Fairfield*(1)
                  New York                            Chestnut Ridge(1)
                                                      Clyde(2)
                                                      Lyons(1)
                                                      Smithtown(2)
                  North Carolina                      Forest City(1)
                                                      Hillsborough(1)
                                                      Kings Mountain(1)
                                                      Sanford(1)
                                                      Snow Hill(1)
                                                      Wake Forest*(1)
                                                      Wilson(1)
                  Ohio                                Akron(1)
                                                      Andover(2)

                   State                              City
                   -----                              ----

                                                      Avon(2)
                                                      Brookville(1)
                                                      Columbus(1)
                                                      Cuyahoga Falls*(1)
                                                      Dayton*(1)
                                                      Eastlake(1)
                                                      Eaton(1)
                                                      Elyria(1)(2)
                                                      Englewood*(1)
                                                      Forest(2)
                                                      Green Camp(1)
                                                      Hicksville(1)
                                                      Kent(1)
                                                      Lewisburg(1)
                                                      Lewiston*(1)
                                                      Mayfield Heights(1)(2)
                                                      Mentor*(2)
                                                      Metamora(1)
                                                      Milford*(1)
                                                      Ravenna(1)
                                                      St. Marys(1)
                                                      Wadsworth(1)
                                                      Wickliffe(1)
                                                      Youngstown(1)(3)
                  Oklahoma                            Henryetta*(1)
                  Oregon                              Eugene(1)
                  Pennsylvania                        Canton(1)
                                                      Harrison City(1)
                                                      Reading(1)
                  South Carolina                      Beaufort(1)
                                                      Bishopville*(1)
                                                      Mount Holley(2)
                                                      Spartanburg(1)
                  Tennessee                           Greeneville(1)
                                                      Greenfield(1)
                                                      Lebanon(1)
                                                      Livingston(1)
                                                      Memphis*(1)
                  Texas                               Big Spring*(1)
                                                      Cleburne(1)
                                                      Ft. Worth(1)
                                                      Mansfield(1)
                                                      Saginaw(3)

                   State                              City
                   -----                              ----

                  Utah                                Ogden(2)
                                                      Salt Lake City(1)
                  Virginia                            Lynchburg(1)
                  Washington                          Seattle*(1)
                  Wisconsin                           Chetek(1)
                                                      Grantsburg(1)
                                                      Mauston(1)
                                                      Waukesha(1)


                  Territory                           City
                  ---------                           ----

                  Puerto Rico                         Ponce*(2)



                                FOREIGN COUNTRIES
                                -----------------

                  Country                             City
                  -------                             ----

                  Argentina                           Buenos Aires(1)
                  Australia                           Castle Hill(1)
                                                      Port Melbourne(1)
                                                      Wodonga*(1)
                  Austria                             Wiener Neustadt(1)
                  Belgium                             Brussels*(1)
                                                      St. Niklaas(3)
                  Brazil                              Cachoerinha(1)
                                                      Jacarei(1)
                                                      Mairinque(1)
                                                      Sao Paulo(1)
                  Canada                              Grimsby(1)
                                                      Orillia(1)
                                                      Owen Sound(1)
                  Chile                               Santiago*(1)
                  Czech Republic                      Chomutov*(1)
                                                      Prague*(1)
                                                      Prerov*(3)
                                                      Sadska(1)
                  Denmark                             Espergarde(1)
                                                      Ishoj(1)
                  Egypt                               Cairo*(1)
                  England                             Barnstaple(1)
                                                      Buxton(1)
                                                      Cannock(1)

                                FOREIGN COUNTRIES
                                -----------------

                  Country                             City
                  -------                             ----

                                                      Cheltenham*(1)
                                                      Derby(1)
                                                      Dewsbury(1)
                                                      Grantham(1)
                                                      Hemel Hempstead(1)
                                                      Marlow*(1)
                                                      Ossett(1)
                                                      Poole*(1)
                                                      Rotherham(1)
                                                      Thetford(1)
                                                      Warwick(1)
                                                      Watford(1)
                  Finland                             Hyrynsalmi*(1)
                                                      Urjala(1)
                                                      Vantaa(1)
                  France                              Annemasse(1)
                                                      Contamine(1)
                                                      Evreux(1)
                                                      Pontarlier(1)
                                                      Wissembourg(1)
                  Germany                             Bielefeld(1)
                                                      Bietigheim-Bissingen(1)
                                                      Chemnitz(1)
                                                      Cologne(1)
                                                      Erfurt(1)
                                                      Geringswalde(1)
                                                      Hochmossingen(1)
                                                      Kaarst(1)
                                                      Lampertheim(1)
                                                      Mucke(1)
                                                      Offenburg*(1)
                                                      Pleidelsheim(1)
                                                      Queckborn(1)
                                                      Scholss-Holte(1)
                                                      Weilheim(1)
                                                      Wiesbaden(2)
                  Greece                              Athens*(1)
                  Hong Kong                           Hong Kong*(1)
                  Hungary                             Budapest*(1)
                  India                               Mumbai*(1)
                  Ireland                             Dublin*(1)

                                FOREIGN COUNTRIES
                                -----------------

                  Country                             City
                  -------                             ----

                  Italy                               Adro(1)
                                                      Arsago Seprio(1)
                                                      Corsico(1)
                                                      Gessate(1)
                  Japan                               Yokohama(1)(2)
                  Luxembourg                          Diekirch(3)
                  Malaysia                            Kuala Lumpur*(2)
                  Mexico                              Matamoros(1)
                                                      Montemorelos(1)
                                                      Monterrey(1)
                                                      Tijuana(1)
                                                      Toluca(1)
                  Netherlands                         Amelo*(1)
                                                      Etten-Leur*(1)
                                                      Hendrik-Ido-Ambacht(1)
                                                      Hoogezand(1)
                                                      Oldenzaal(1)
                  New Zealand                         Mt. Wellington(1)
                  Norway                              Langhus(1)
                  Peoples Republic of China           Beijing*(1)(2)
                                                      Shanghai*(1)
                  Poland                              Warsaw*(1)
                                                      Wroclaw(1)
                  Portugal                            Porto*(1)
                  Romania                             Bucharest*(1)
                  Russia                              Moscow*(1)
                  Saudi Arabia                        Ryad*(1)
                  Singapore                           Singapore*(1)
                  Slovenia                            Novo Mesto*(1)
                  South Africa                        Kempton Park(1)
                  South Korea                         Chonan(1)
                                                      Seoul*(1)
                                                      Suwon(1)
                                                      Yangsan(1)
                  Spain                               Madrid*(1)
                  Sweden                              Boras(1)
                                                      Falkoping(1)
                                                      Flen(1)
                                                      Spanga(1)
                                                      Trollhatten(1)
                                                      Ulricehamn(1)

                                FOREIGN COUNTRIES
                                -----------------

                  Country                             City
                  -------                             ----

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

      ITEM 3. LEGAL PROCEEDINGS. None.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable.


                                     PART II

      ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. As of August 31, 2000, the number of shareholders of record of the Company was 6,427 and the number of beneficial owners was approximately 48,650. Information regarding stock price and dividend information with respect to the Company's common stock, as set forth on page 35 of the Annual Report and specifically excerpted on page 13-34 of Exhibit 13 hereto, is incorporated herein by reference.

      ITEM 6. SELECTED FINANCIAL DATA. The information set forth on pages 36 and 37 of the Annual Report, as specifically excerpted on page 13-37 of Exhibit 13 hereto, is incorporated herein by reference.

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The information set forth on pages 18, 20, 22, 24 and 38 of the Annual Report, as specifically excerpted on pages 13-1 to 13-9 of Exhibit 13 hereto, is incorporated herein by reference.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. The Company enters into forward exchange contracts, costless collar contracts and cross-currency swap agreements to reduce its exposure to fluctuations in related foreign currencies. The total value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company's financial position, liquidity or results of operations. For further discussion see the Significant Accounting Policies Footnote on page 27 of the Annual Report, as specifically excerpted on page 13-19 of Exhibit 13 hereto and incorporated herein by reference.

      ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. The information set forth on pages 17, 19, 21, 23, 25 to 35 and 38 of the Annual Report, as specifically excerpted on pages 13-10 to 13-36 of Exhibit 13 hereto, is incorporated herein by reference.

      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Not applicable.

                                    PART III
                                    --------

      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. Information required as to the Directors of the Company is contained on pages 1 to 3 of the Company's definitive Proxy Statement dated September 25, 2000 (the "Proxy Statement") under the caption "Election of Directors." The foregoing information is incorporated herein by reference. Information as to the executive officers of the Company is included in Part I hereof.

      ITEM 11. EXECUTIVE COMPENSATION. The information set forth under the caption "Compensation of Directors" on page 3 of the Proxy Statement and under the caption "Executive Compensation" on pages 7 to 10 of the Proxy Statement is incorporated herein by reference.

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The information set forth under the caption ""Change in Control" Severance Agreements with Officers" on page 10 of the Proxy Statement and under the caption "Principal Shareholders of the Corporation" on page 12 of the Proxy Statement is incorporated herein by reference.

      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. Not applicable.

                                     PART IV
                                     -------

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

            a.    The following are filed as part of this report:

                  1.    FINANCIAL STATEMENTS AND SCHEDULE

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

                  b. During the quarter ended June 30, 2000, the Registrant filed the following reports on Form 8-K:

                        1. On April 12, 2000 to file the press release issued jointly by the Registrant and Commercial Intertech Corp. announcing the completion of the merger of Commercial Intertech Corp. with and into the Registrant with Registrant as the surviving corporation effective April 11, 2000.

                        2. On June 23, 2000 (a) to file the press release issued jointly by the Registrant and Wynn's International, Inc. announcing that the Registrant entered into an Agreement and Plan of Merger with WI Holding Inc. and Wynn's International, Inc. whereby WI Holding Inc. will commence a tender offer to purchase all of the outstanding common stock of Wynn's International, Inc. and following the purchase of such shares WI Holding Inc. will be merged with Wynn's International, Inc.; and (b) to file the Agreement and Plan of Merger, Stockholder Tender Agreement and Consulting Agreement relating thereto.

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

September 28, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


                   SIGNATURE AND TITLE

DUANE E. COLLINS, Chairman of the Board of Directors and
Chief Executive Officer; DANA A. DENNIS, Controller and
Principal Accounting Officer; JOHN G. BREEN, Director;
PAUL C. ELY, JR., Director; PETER W. LIKINS, Director;
GIULIO MAZZALUPI, Director; KLAUS-PETER MUELLER, Director;
HECTOR R. ORTINO, Director; ALLAN L. RAYFIELD, Director;
WOLFGANG R. SCHMITT, Director; DEBRA L. STARNES, Director;
DENNIS W. SULLIVAN, Director; and DONALD E. WASHKEWICZ, Director.

                      Date: September 28, 2000



/s/ Michael J. Hiemstra
Michael J. Hiemstra, Vice President - Finance and
Administration, Principal Financial Officer and
Attorney-in-Fact

                           PARKER-HANNIFIN CORPORATION
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                                        Reference
                                                                        --------------------------------------------
                                                                                                Excerpt from Annual
                                                                        Form 10-K               Report as set forth
                                                                        Annual Report           in Exhibit 13
                                                                           (Page)                     (Page)
                                                                        -------------           --------------------

DATA INCORPORATED BY REFERENCE FROM THE
  ANNUAL REPORT AS SPECIFICALLY EXCERPTED
  IN EXHIBIT 13 HERETO:

Report of Independent Accountants                                           ---                       13-36

Consolidated Statement of Income for the
  years ended June 30, 2000, 1999 and 1998                                  ---                       13-10

Consolidated Statement of Comprehensive Income
  for the years ended June 30, 2000, 1999 and
  1998                                                                      ---                       13-11

Consolidated Balance Sheet at June 30, 2000
  and 1999                                                                  ---                   13-12 and 13-13

Consolidated Statement of Cash Flows for
  the years ended June 30, 2000, 1999 and 1998                              ---                   13-14 and 13-15

Notes to Consolidated Financial Statements                                  ---                   13-18 to 13-34

Report of Independent Accountants on the
  Financial Statement Schedule                                              F-2


SCHEDULE:

  II - Valuation and Qualifying Accounts                                    F-3                       ---


      Individual financial statements and related applicable schedules for the Registrant (separately) have been omitted because the Registrant is primarily an operating company and its subsidiaries are considered to be totally-held.

Report of Independent Accountants on
Financial Statement Schedule


To the Board of Directors
of Parker-Hannifin Corporation:

Our audits of the consolidated financial statements referred to in our report dated July 28, 2000 appearing in the 2000 Annual Report to Shareholders of Parker-Hannifin Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio
July 28, 2000

                           PARKER-HANNIFIN CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 and 2000
                             (Dollars in Thousands)



           Column A                  Column B            Column C             Column D             Column E
-------------------------------   ---------------      --------------      ---------------       --------------

                                                         Additions
                                    Balance at          Charged to             Other                Balance
                                    Beginning            Costs and          (Deductions)/           At End
         Description                Of Period            Expenses             Additions (A)        Of Period
-------------------------------   ---------------      --------------      ---------------       --------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended June 30, 1998              5,904                2,267                  833                 9,004

Year ended June 30, 1999              9,004                2,318               (1,925)                9,397

Year ended June 30, 2000              9,397                2,996               (1,973)               10,420



(A) Net balance of deductions due to uncollectible accounts charged off and additions due to acquisitions or recoveries.

                                  Exhibit Index



EXHIBIT NO.             DESCRIPTION OF EXHIBIT
-----------             ----------------------

  (3)                   ARTICLES OF INCORPORATION AND BY-LAWS

  (3)(a)                Amended Articles of Incorporation(A).

  (3)(b)                Code of Regulations, as amended(B).

  (4)                   INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS:

  (4)(a) Rights Agreement, dated January 31, 1997, between the Registrant and KeyBank National Association ("KeyBank")(C), as amended by the First Addendum to Shareholder Protection Rights Agreement, dated April 21, 1997, between the Registrant and Wachovia Bank of North Carolina N.A. ("Wachovia"), as successor to KeyBank(D), and the Second Addendum to Shareholder Protection Rights Agreement, dated June 15, 1999, between the Registrant and National City Bank, as successor to Wachovia(D).

                        The Registrant is a party to other instruments, copies of which will be furnished to the Commission upon request, defining the rights of holders of its long-term debt identified in Note 8 of the Notes to Consolidated Financial Statements appearing on pages 29 and 30 of the Annual Report as specifically excerpted on page 13-24 of
                        Exhibit 13 hereto, which Note is incorporated herein by reference.

 (10)                   MATERIAL CONTRACTS:

 (10)(a) Form of Change in Control Severance Agreement entered into by the Registrant and executive officers(E).(*)

 (10)(b) Parker-Hannifin Corporation Change in Control Severance Plan, as amended(F).(*)

 (10)(c) Form of Indemnification Agreement entered into by the Registrant and its directors and executive officers.

 (10)(d) Exchange Agreement entered into as of May 11, 1999 between the Registrant and Duane E. Collins including an Executive Estate Protection Plan comprised of the Executive Estate Protection Agreement entered into by the Registrant, Duane E. Collins and The Duane E. Collins Irrevocable Trust dated 5/10/99 (the "Trust"), the Collateral Assignment between the Registrant and the Trust and the "as sold" illustration of an Executive Estate Protection Plan Insurance Policy(G).(*)

                                  Exhibit Index



EXHIBIT NO.             DESCRIPTION OF EXHIBIT
-----------             ----------------------

 (10)(e) Exchange Agreement entered into as of October 29, 1999 between the Registrant and Michael J. Hiemstra including an Executive Estate Protection Plan comprised of the Executive Estate Protection Agreement among the Registrant, Michael J. Hiemstra, and the Irrevocable Trust Creating Vested Trusts for Children of Michael J. Hiemstra dated August 16, 1999 (the "Trust") and the Collateral Assignment between the Trust and the Registrant(H).(*)

 (10)(f) Exchange Agreement entered into as of February 22, 2000 between the Registrant and Daniel T.Garey including the Executive Estate Protection Agreement among the Registrant, Daniel T. Garey, and the Daniel T. Garey and Diane-Worthington Garey Irrevocable Trust dated December 22, 1999 (the "Trust") and the Collateral Assignment between the Trust and the Registrant(I).(*)

 (10)(g) Form of Executive Life Insurance Agreement entered into by the Registrant and executive officers (J).(*)

 (10)(h) Parker-Hannifin Corporation Supplemental Executive Retirement Benefits Program (August 15, 1996 Restatement)(K).(*)

 (10)(i) Parker-Hannifin Corporation 1990 Employees Stock Option Plan, as amended(L).(*)

 (10)(j) Parker-Hannifin Corporation 1993 Stock Incentive Program, as amended(M).(*)

 (10)(k) Parker-Hannifin Corporation 2000 Target Incentive Bonus Plan Description (N).(*)

 (10)(l) Parker-Hannifin Corporation 2001 Target Incentive Bonus Plan Description.(*)

 (10)(m) Parker-Hannifin Corporation 1998-99-00 Long Term Incentive Plan Description, as amended(O).(*)

 (10)(n) Parker-Hannifin Corporation 1999-00-01 Long Term Incentive Plan Description(P).(*)

 (10)(o) Parker-Hannifin Corporation 2000-01-02 Long Term Incentive Plan Description(Q).(*)

 (10)(p) Parker-Hannifin Corporation 2001-02-03 Long Term Incentive Plan Description.(*)

 (10)(q) Parker-Hannifin Corporation Savings Restoration Plan, as restated.(*)

                                  Exhibit Index



EXHIBIT NO.             DESCRIPTION OF EXHIBIT
-----------             ----------------------

 (10)(r) Parker-Hannifin Corporation Pension Restoration Plan, as amended and restated(R).(*)

 (10)(s) Parker-Hannifin Corporation Executive Deferral Plan, as restated.(*)

 (10)(t) Parker-Hannifin Corporation Volume Incentive Plan, as amended.(*)

 (10)(u) Parker-Hannifin Corporation Non-Employee Directors' Stock Plan, as amended(S).(*)

 (10)(v) Parker-Hannifin Corporation Non-Employee Directors Stock Option Plan(T).(*)

 (10)(w) Parker-Hannifin Corporation Deferred Compensation Plan for Directors, as amended and restated(U).(*)

 (10)(x)                Parker-Hannifin Corporation Stock Option Deferral
                        Plan(V).(*)

 (10)(y) Agreement and Plan of Merger, dated as of January 14, 2000, by and between Commercial Intertech Corp. and the Registrant(W).

 (10)(z) Agreement and Plan of Merger, dated as of June 13, 2000, by and among Wynn's International, Inc., the Registrant and WI Holding Inc.(X).

 (11) Computation of Common Shares Outstanding and Earnings Per Share is incorporated by reference to Note 5 of the Notes to Consolidated Financial Statements appearing on page 29 of the Annual Report as specifically excerpted on pages 13-22 and 13-23 of Exhibit 13 hereto.

 (12)                   Computation of Ratio of Earnings to Fixed Charges as of
                        June 30, 2000.

 (13) Excerpts from Annual Report to Shareholders for the fiscal year ended June 30, 2000 which are incorporated herein by reference thereto.

 (21)                   List of subsidiaries of the Registrant.

 (23)                   Consent of Independent Accountants.

 (24)                   Power of Attorney.

 (27)                   Financial Data Schedule.


(*)Management contracts or compensatory plans or arrangements.

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

(C) Incorporated by reference to Exhibit 4.1 to the Registrant's Report on Form 8-K filed with the Commission on February 4, 1997.

(D) Incorporated by reference to Exhibit 4(a) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1999.

(E) Incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

(F) Incorporated by reference to Exhibit 10(b) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

(G) Incorporated by reference to Exhibit 10(d) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1999.

(H) Incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended December 31, 1999.

(I) Incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2000.

(J) Incorporated by reference to Exhibit (10)(e) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1999.

(K) Incorporated by reference to Exhibit 10(e) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

(L) Incorporated by reference to Exhibit 10(g) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

(M) Incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1997.

(N) Incorporated by reference to Exhibit 10(k) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1999.

(O) Incorporated by reference to Exhibit 10(m) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1997.

(P) Incorporated by reference to Exhibit 10(m) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1998.

(Q) Incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1999.

(R) Incorporated by reference to Exhibit 10(p) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1998.

(S) Incorporated by reference to Exhibit 10(s) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

(T) Incorporated by reference to Exhibit 10(t) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1996.

(U) Incorporated by reference to Exhibit 10(b) to the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1999.

(V) Incorporated by reference to Exhibit 10(u) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1998.

(W) Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 17, 2000.

(X) Incorporated by reference to Exhibit (d)(2) to the Schedule TO filed by the Registrant and WI Holding Inc. on June 22, 2000.

Shareholders may request a copy of any of the exhibits to this Annual Report on Form 10-K by writing to the Secretary, Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141.