Form 10-Q
period 2000-09-30
PARKER HANNIFIN CORP
filed 2000-11-01
CIK 76334

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------------

Commission File number 1-4982


                           PARKER-HANNIFIN CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            OHIO                                             34-0451060
--------------------------------------------------------------------------------
        (State or other                                    (IRS Employer
        jurisdiction of                                   Identification No.)
        incorporation)


         6035 Parkland Blvd., Cleveland, Ohio                 44124-4141
--------------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code:      (216) 896-3000
                                                         --------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  X           No    .
                       ---             ---

Number of Common Shares outstanding at September 30, 2000      116,451,517

                         PART I - FINANCIAL INFORMATION

                           PARKER-HANNIFIN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                       -------------------------------------------------------
                                                                                 2000                            1999
                                                                       -------------------------         ---------------------

Net sales                                                              $              1,477,366          $          1,242,293
Cost of sales                                                                         1,151,264                       976,621
                                                                       -------------------------         ---------------------
Gross profit                                                                            326,102                       265,672
Selling, general and administrative expenses                                            162,441                       138,148
Interest expense                                                                         21,168                        14,543
Interest and other (income) expense, net                                                (51,377)                          624
                                                                       -------------------------         ---------------------
Income before income taxes                                                              193,870                       112,357
Income taxes                                                                             68,824                        38,763
                                                                       -------------------------         ---------------------
Net income                                                             $                125,046          $             73,594
                                                                       =========================         =====================

Earnings per share - basic                                             $                   1.10          $                .67

Earnings per share - diluted                                           $                   1.09          $                .67
Cash dividends per common share                                        $                    .17          $                .17


          See accompanying notes to consolidated financial statements.

                          PARKER-HANNIFIN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  September 30,            June 30,
                                                                                       2000                  2000
     ASSETS                                                                      -----------------     ------------------
----------------

Current assets:
  Cash and cash equivalents                                                      $         55,190      $          68,460
  Accounts receivable, net                                                                953,904                840,040
  Inventories:
    Finished products                                                                     525,921                483,017
    Work in process                                                                       344,213                344,804
    Raw materials                                                                         157,079                146,375
                                                                                 -----------------     ------------------
                                                                                        1,027,213                974,196
  Prepaid expenses                                                                         34,741                 32,706
  Deferred income taxes                                                                    86,754                 73,711
  Net assets held for sale                                                                241,667                164,000
                                                                                 -----------------     ------------------
      Total current assets                                                              2,399,469              2,153,113

Plant and equipment                                                                     2,821,583              2,714,250
  Less accumulated depreciation                                                         1,385,941              1,373,335
                                                                                 -----------------     ------------------
                                                                                        1,435,642              1,340,915
Excess cost of investments over net assets acquired                                       862,892                570,740
Other assets                                                                              631,723                581,531
                                                                                 -----------------     ------------------
      Total assets                                                               $      5,329,726      $       4,646,299
                                                                                 =================     ==================

       LIABILITIES
--------------------

Current liabilities:

  Notes payable                                                                  $        596,109      $         335,298
  Accounts payable, trade                                                                 360,787                372,666
  Accrued liabilities                                                                     419,789                394,131
  Accrued domestic and foreign taxes                                                      109,832                 84,208
                                                                                 -----------------     ------------------
      Total current liabilities                                                         1,486,517              1,186,303
Long-term debt                                                                            953,434                701,762
Pensions and other postretirement benefits                                                303,909                299,741
Deferred income taxes                                                                     111,401                 77,939
Other liabilities                                                                          80,295                 71,096
                                                                                 -----------------     ------------------
      Total liabilities                                                                 2,935,556              2,336,841

    SHAREHOLDERS' EQUITY
--------------------------
Serial preferred stock, $.50 par value;
   authorized 3,000,000 shares; none issued                                                   --                    --
Common stock, $.50 par value; authorized
   600,000,000 shares; issued 116,601,904 shares at
   September 30 and 116,602,195 shares at June 30                                          58,301                 58,301
Additional capital                                                                        327,099                328,938
Retained earnings                                                                       2,271,311              2,165,625
Unearned compensation related to guarantee of ESOP debt                                  (104,198)              (110,818)
Deferred compensation related to stock options                                              2,347                  1,304
Accumulated other comprehensive (loss)                                                   (154,776)              (125,458)
                                                                                 -----------------     ------------------
                                                                                        2,400,084              2,317,892
Less treasury shares, at cost:
  150,387 shares at September 30
  and 214,487 shares at June 30                                                            (5,914)                (8,434)
                                                                                 -----------------     ------------------
      Total shareholders' equity                                                        2,394,170              2,309,458
                                                                                 -----------------     ------------------
      Total liabilities and shareholders' equity                                 $      5,329,726      $       4,646,299
                                                                                 =================     ==================

          See accompanying notes to consolidated financial statements.

                           PARKER-HANNIFIN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               Three Months Ended
                                                                                                  September 30,
                                                                                      --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                      2000                    1999
------------------------------------                                                  --------------         ---------------
Net income                                                                                 $125,046                $ 73,594
  Adjustments to reconcile net income to net cash
        provided by operations:
     Depreciation                                                                            51,415                  43,368
     Amortization                                                                            16,017                   9,835
     Deferred income taxes                                                                   22,557                  (2,129)
     Foreign currency transaction loss                                                          524                   2,846
     (Gain) on sale of plant and equipment                                                  (58,231)                 (6,832)
  Changes in assets and liabilities:
      Accounts receivable                                                                   (64,532)                  5,081
      Inventories                                                                           (23,922)                  1,892
      Prepaid expenses                                                                        7,967                   2,175
      Net assets held for sale                                                                6,973                    --
      Other assets                                                                          (28,369)                  4,170
      Accounts payable, trade                                                               (35,989)                (26,411)
      Accrued payrolls and other compensation                                               (49,930)                (33,047)
      Accrued domestic and foreign taxes                                                     34,922                  30,836
      Other accrued liabilities                                                                 287                   7,574
      Pensions and other postretirement benefits                                              7,910                   1,669
      Other liabilities                                                                       7,319                   3,165
                                                                                      --------------         ---------------
           Net cash provided by operating activities                                         19,964                 117,786

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Acquisitions (less acquired cash of $5,240 in 2000)                                      (485,923)                 (3,007)
  Capital expenditures                                                                      (66,083)                (50,124)
  Proceeds from sale of plant and equipment                                                  67,486                  17,825
  Other                                                                                       4,472                 (29,805)
                                                                                      --------------         ---------------
           Net cash used in investing activities                                           (480,048)                (65,111)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Net proceeds from common share activity                                                     1,725                   1,871
  Proceeds from (payments of) notes payable, net                                            261,261                  (3,490)
  Proceeds from long-term borrowings                                                        263,585                   4,177
  Payments of long-term borrowings                                                          (58,839)                 (4,213)
  Dividends                                                                                 (19,361)                (18,521)
                                                                                      --------------         ---------------
           Net cash provided by (used in) financing activities                              448,371                 (20,176)
  Effect of exchange rate changes on cash                                                    (1,557)                 (1,355)
                                                                                      --------------         ---------------
  Net (decrease) increase in cash and cash equivalents                                      (13,270)                 31,144
  Cash and cash equivalents at beginning of year                                             68,460                  33,277
                                                                                      --------------         ---------------
  Cash and cash equivalents at end of period                                               $ 55,190                $ 64,421
                                                                                      ==============         ===============

          See accompanying notes to consolidated financial statements.

                           PARKER-HANNIFIN CORPORATION
                    BUSINESS SEGMENT INFORMATION BY INDUSTRY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

The Company operates in two industry segments: Industrial and Aerospace. The Industrial Segment is the largest and includes a significant portion of International operations.

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

Results by Business Segment:

                                                                                             Three Months Ended
                                                                                               September 30,
                                                                               -----------------------------------------------
                                                                                     2000                         1999
                                                                               ------------------          -------------------
Net sales
    Industrial:
        North America                                                          $         876,250           $          667,669
        International                                                                    330,728                      298,463
    Aerospace                                                                            270,388                      276,161
                                                                               ------------------          -------------------
Total                                                                          $       1,477,366           $        1,242,293
                                                                               ==================          ===================

Segment operating income
    Industrial:
        North America                                                          $         117,191           $           93,683
        International                                                                     25,877                       11,212
    Aerospace                                                                             44,276                       35,048
                                                                               ------------------          -------------------
Total segment operating income                                                           187,344                      139,943
Corporate general and administrative expenses                                             17,384                       14,113
                                                                               ------------------          -------------------
Income before interest expense and other                                                 169,960                      125,830
Interest expense                                                                          21,168                       14,543
Other                                                                                    (45,078)                      (1,070)
                                                                               ------------------          -------------------
Income before income taxes                                                     $         193,870           $          112,357
                                                                               ==================          ===================



          See accompanying notes to consolidated financial statements.

                           PARKER-HANNIFIN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                             -----------------------



1.       Management representation

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three months ended September 30, 2000 and 1999 and cash flows for the three months then ended.

2.       Gain on sale of real property

         During the first quarter of fiscal 2001 the Company recorded a $55.5 million gain ($34.7 million after-tax or $.30 per share) realized on the sale of real property. The gain is reflected in the Income statement in the Interest and other (income) expense, net caption.

3.       Earnings per share

         The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2000 and 1999.

                                                         Three Months Ended
                                                           September 30,
                                                 -------------------------------
                                                     2000               1999
                                                 -------------------------------

         Numerator:
         ----------
         Net income applicable
           to common shares                      $    125,046       $     73,594

         Denominator:
         ------------
         Basic - weighted average
           common shares                          113,929,685        109,069,288
         Increase in weighted average
           from dilutive effect of
           exercise of stock options                  632,296          1,025,434
                                                 -------------------------------

         Diluted - weighted average
           common shares, assuming
           exercise of stock options              114,561,981        110,094,722
                                                 ===============================

         Basic earnings per share                $       1.10       $        .67
         Diluted earnings per share              $       1.09       $        .67

4.       Stock repurchase program

         The Board of Directors has approved a program to repurchase the Company's common stock on the open market, at prevailing prices. The repurchase is primarily funded from operating cash flows and the shares are initially held as treasury stock. The Company did not purchase any shares of its common stock during the three-month period ended September 30, 2000.

5.       Comprehensive income

         The Company's items of other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains on marketable securities. Comprehensive income for the three months ended September 30, 2000 and 1999 is as follows:

                                                           Three Months Ended
                                                              September 30,
                                                      --------------------------

                                                         2000             1999
                                                      --------------------------
         Net income                                   $ 125,046        $  73,594
         Foreign currency
           translation adjustments                      (44,787)          13,746
         Unrealized gain on marketable
           securities (net of taxes of $9,321)           15,469             --
                                                      --------------------------
         Comprehensive income                         $  95,728        $  87,340
                                                      ==========================
6.       Acquisitions

         On July 21, 2000 the Company completed the acquisition of Wynn's International, Inc. (Wynn's). Wynn's is a leading manufacturer of precision-engineered sealing media for the automotive, heavy-duty truck and aerospace markets with annualized calendar year 2000 sales of $573 million.

         On September 29, 2000 the Company acquired the pneumatics business of Invensys plc, with annual sales of $50 million, which specializes in the design and production of equipment and controls for automated processes.

         Total purchase price for these businesses was approximately $458 million in cash and assumed debt of $44 million. Both acquisitions are being accounted for by the purchase method.

7.       Net assets held for sale

         Net assets held for sale represents the estimated net cash proceeds and estimated net earnings during the holding period (including incremental interest expense on debt incurred in the acquisition) of the metal forming and building systems businesses, which were acquired as part of Commercial Intertech in fiscal 2000, and the specialty chemical and warranty businesses of Wynn's.

         During the first quarter of fiscal 2001, approximately $10.6 million of income from operations and $3.8 million of interest expense were excluded from the Consolidated Income Statement and included in the carrying value of the net assets held for sale.

8.       Financial Instruments

         Effective July 1, 2000 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Due to the immaterial amount of derivative and hedging activity within the Company, the effect of adopting SFAS 133 on the Company's results of operations and financial position was immaterial.

                           PARKER-HANNIFIN CORPORATION

                                    FORM 10-Q
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                 AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 1999

CONSOLIDATED STATEMENT OF INCOME

Net sales for the first quarter of fiscal 2001 were $1,477.4 million, an 18.9 percent increase over prior-year first quarter sales of $1,242.3 million. Without acquisitions, net sales increased 2.2 percent.

Income from operations for the current quarter were $163.7 million, a 28.3 percent increase over the prior-year quarter income from operations of $127.5 million. Included in the prior-year quarter income from operations was $5.0 million in business realignment charges. As a percent of sales, the current-year operating income increased to 11.1 percent from 10.7 percent in the prior year, excluding the business realignment charges. Cost of sales, as a percent of sales, decreased to 77.9 percent from 78.4 percent, excluding the business realignment charges. The increasing margins reflect the improved operating performance across the Industrial International businesses, as well as in the Aerospace operations. Excluding business realignment charges, selling, general and administrative expenses, as a percent of sales, were 11.0 percent compared to 10.9 percent in the prior year.

Interest expense for the current-year quarter increased $6.6 million due to higher average debt outstanding resulting from increased borrowings to complete acquisitions.

Interest and other (income) expense, net for the first quarter of fiscal 2001 includes a $55.5 million gain realized on the sale of real property and $5.4 million of certain asset writedowns. Interest and other (income) expense, net for the first quarter of fiscal 2000 included $6.4 million in gains primarily from the sale of real property and $8.4 million of asset impairment losses and other plant closure costs.

The effective tax rate increased to 35.5 percent for the current-year quarter, compared to 34.5 percent in the prior-year quarter. The increase in the rate is due to the non-deductibility of goodwill recognized as a result of the Company's recent acquisitions.

Net income for the quarter was $125.0 million compared to $73.6 million in the prior year. Net income increased to 8.5 percent of sales compared to 5.9 percent in the prior-year.

Backlog increased to $1.98 billion at September 30, 2000 compared to $1.63 billion in the prior year and $1.80 billion at June 30, 2000. Current fiscal year acquisitions accounted for over one half of the increase in backlog since June 30, 2000, with the balance coming from continued strong order rates.

RESULTS BY BUSINESS SEGMENT

INDUSTRIAL - Net sales of the Industrial Segment increased 24.9 percent to $1,207.0 million compared to $966.1 million in the prior year. Industrial North American sales increased 31.2 percent and Industrial International sales increased 10.8 percent. Without the effect of currency rate changes, International sales would have increased 23.3 percent. Without the effect of acquisitions, North American sales increased 4.5 percent and International sales increased 1.0 percent. The increase in Industrial North American sales is attributed to higher volume across most businesses, particularly in the semiconductor manufacturing and telecommunications markets. The increase in International Industrial sales is attributed to higher volume across all businesses in the Asia Pacific region and Latin America, partially offset by lower volume in Europe.

Operating income for the Industrial Segment increased 36.4 percent to $143.1 million compared to $104.9 million in the prior year. Industrial North American operating income increased 25.1 percent and Industrial International operating income increased 130.8 percent. Included in the prior-year operating income for Industrial International was $9.0 million in business realignment charges. Excluding the charges, Industrial International operating income increased 28.3 percent from the prior year. North American operating income, as a percent of sales, decreased to 13.4 percent from 14.0 percent primarily due to recent acquisitions, not yet fully integrated, contributing lower margins. Excluding the business realignment charges, Industrial International operating income, as a percent of sales, increased to 7.8 percent from 6.8 percent primarily due to the higher volume in the Asia Pacific region and Latin America, as well as improving margins in Europe.

Industrial Segment backlog increased 54.0 percent compared to a year ago, and increased 15.0 percent since June 30, 2000, primarily due to recent acquisitions, as well as continued strong order rates within most Industrial markets.

For the remainder of the fiscal year, business conditions are expected to be favorable in a number of markets including semiconductor manufacturing and telecommunications. However, the decline in order rates experienced in the first quarter in the heavy-duty truck and automotive markets are expected to continue for the balance of the fiscal year. Profit improvement teams have been established to study the logistics system and recommend improvements to enhance operating margins in Europe. The Company expects to record charges over the course of the current fiscal year based upon the recommendations of the review teams, but these charges are not expected to exceed the one-time gain realized in the current-year quarter on the sale of real property.

AEROSPACE - Net sales of the Aerospace Segment decreased 2.1 percent to $270.4 million compared to $276.2 million in the prior year. Operating income increased
26.3 percent to $44.3 million compared to $35.0 million in the prior year. Operating income for the prior-year first quarter included $4.4 million in business realignment charges that were taken in response to a decline in commercial aircraft orders. Excluding these charges, operating income, as a percent of sales, increased to 16.4 percent from 14.3 percent primarily due to a higher mix of aftermarket business and the strength of the regional jet market.

Backlog for the Aerospace Segment increased 4.9 percent compared to a year ago and 6.9 percent since June 30, 2000. Backlog increased primarily due to a higher level of aftermarket orders and an increase in orders in the regional jet market. For the remainder of the fiscal year, the Company expects the mix of orders to remain the same as what was experienced in the first quarter of fiscal 2001.

Corporate general and administrative expenses increased to $17.4 million for fiscal 2001 compared to $14.1 million in the prior year. As a percent of sales, corporate general and administrative expenses for the current-year quarter increased slightly to 1.2 percent compared to 1.1 percent in the prior year.

Included in Other (in the Results by Business Segment) for fiscal 2001 is a $55.5 million gain realized on the sale of real property and $7.7 million of certain asset writedowns. In fiscal 2000, Other included $6.4 million in gains primarily from the sale of real property.

BALANCE SHEET

Working capital declined to $913.0 million at September 30, 2000 from $966.8 million at June 30, 2000, with the ratio of current assets to current liabilities decreasing to 1.6 to 1. The decrease was primarily due to an increase in Notes payable, partially offset by increases in Accounts receivable, Inventories, and Net assets held for sale.

Accounts receivable increased to $953.9 million at September 30, 2000 from $840.0 million at June 30, 2000, primarily due to acquisitions and an account receivable recognized on the sale of real property. Days sales outstanding increased to 49 days from 45 days during the quarter. Inventories increased $53.0 million primarily due to acquisitions, with months supply increasing slightly.

Property and equipment, net of accumulated depreciation, increased $94.7 million since June 30, 2000, primarily as a result of acquisitions.

The increase in Excess cost of investments over net assets acquired since June 30, 2000 reflects the goodwill recognized as a result of current-year acquisitions.

The debt to debt-equity ratio increased to 39.3 percent at September 30, 2000 compared to 31.0 percent as of June 30, 2000, primarily due to increased borrowings to fund acquisitions.

Due to the strength of the dollar, foreign currency translation adjustments resulted in a decrease in net assets of $44.8 million during the first quarter of fiscal 2001. The translation adjustments primarily affected Accounts receivable, Inventories and Plant and equipment.

STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $20.0 million for the three months ended September 30, 2000, as compared to $117.8 million for the same three months of 1999. The decrease in net cash provided by operating activities was primarily the result of Accounts receivable using cash of $64.5 million in fiscal 2001 compared to providing cash of $5.1 million in fiscal 2000. Other assets used cash of $28.4 million in fiscal 2001 after providing cash of $4.2 million in fiscal 2000. Inventories used cash of $23.9 million in fiscal 2001 compared to providing cash of $1.9 million in fiscal 2000, and cash provided by operating activities excluded a (Gain) on sale of plant and equipment of $58.2 million in fiscal 2001 compared to $6.8 million in fiscal 2000. These uses of cash were partially offset by an increase in Net income of $51.5 million and Deferred income taxes, which increased $22.5 million in 2001 as opposed to decreasing $2.1 million in fiscal 2000. Excluding Other assets and Inventories, the sale of real property in the first quarter of fiscal 2001 is the primary reason for the changes between fiscal 2000 and fiscal 2001.

Net cash used in investing activities increased to $480.0 million for fiscal 2001 compared to $65.1 million for fiscal 2000 primarily due to an increase of $482.9 million in the amount spent on acquisitions and an increase in capital expenditures of $16.0 million. These uses of cash were partially offset by an increase in the proceeds received from the sale of plant and equipment of $49.7 million in fiscal 2001.

Financing activities provided net cash of $448.4 million for the three months ended September 30, 2000, compared to using cash of $20.2 million for the same three months of the prior year. The change resulted primarily from debt borrowings providing cash of $466.0 million in fiscal 2001 compared to using cash of $3.5 million in the prior year. The increase in debt borrowings in fiscal 2001 was primarily to fund acquisitions.

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

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain "forward-looking statements", all of which are subject to risks and uncertainties. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to growth, operating margin performance, earnings per share or statements expressing general opinions about future operating results or the markets in which we do business, are forward-looking statements.

These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. Such factors include:

- continuity of business relationships with and purchases by major customers, including, among others, orders and delivery schedules for aircraft components,

-  ability of suppliers to provide materials as needed,

- uncertainties surrounding timing, successful completion or integration of acquisitions,

-  competitive pressure on sales and pricing,

- increases in material and other production costs which cannot be recovered in product pricing,

-  difficulties in introducing new products and entering new markets, and

- uncertainties surrounding the global economy and global market conditions and the potential devaluation of currencies.

Any forward-looking statements are based on known events and circumstances at the time. The Company undertakes no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Report.

                             PARKER-HANNIFIN CORPORATION

                             PART II - OTHER INFORMATION


         Item 4.  Submission of Matters to a Vote of Security Holders.
         ------   ---------------------------------------------------

         (a) The Annual Meeting of the Shareholders of the Registrant was held on October 25, 2000.

         (b)      Not applicable.

         (c)(i) The Shareholders elected four directors to the three-year class whose term of office will expire in 2003, as follows:

                                         Votes For          Votes Withheld
                                         ---------          --------------

                  Duane E. Collins     101,038,515.123      2,241,822.473
                  Giulio Mazzalupi      99,862,051.782      3,418,285.814
                  Klaus-Peter Muller    99,875,639.874      3,404,697.722
                  Allan L. Rayfield    101,117,745.647      2,162,591.949

             (ii) The Shareholders approved the appointment of
                  PricewaterhouseCoopers LLP as independent certified public accountants of the Corporation for the fiscal year ending June 30, 2001, as follows:

                  For                  102,237,732.258
                  Against                  392,326.666
                  Abstain                  650,278.672

        (d)      Not applicable

         Item 6.  Exhibits and Reports on Form 8-K.
         ------   --------------------------------

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

Date:  November 1, 2000

                                  EXHIBIT INDEX



        Exhibit No.                                 Description of Exhibit
        -----------                                 ----------------------

        27                                          Financial Data Schedule