Form 10-Q
period 2000-12-31
PARKER HANNIFIN CORP
filed 2001-02-13
CIK 76334

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

                              Yes  X .     No __.
                                  ---

Number of Common Shares outstanding at December 31, 2000    116,579,057

                        PART I - FINANCIAL INFORMATION

                          PARKER-HANNIFIN CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                                 Three Months Ended                       Six Months Ended
                                                                    December 31,                            December 31,
                                                        ---------------------------------          --------------------------------
                                                            2000                  1999                 2000                 1999
                                                        ------------          -----------          -----------          -----------
Net sales                                                $ 1,460,076          $ 1,239,207          $ 2,937,442          $ 2,481,500

Cost of sales                                              1,144,821              971,298            2,296,085            1,947,919
                                                         -----------          -----------          -----------          -----------
Gross profit                                                 315,255              267,909              641,357              533,581

Selling, general and

   administrative expenses                                   169,596              140,157              332,037              278,305

Interest expense                                              25,607               14,028               46,775               28,571

Interest and other (income), net                              (1,364)                (724)             (52,741)                (100)
                                                         -----------          -----------          -----------          -----------
Income before income taxes                                   121,416              114,448              315,286              226,805

Income taxes                                                  43,102               39,485              111,926               78,248
                                                         -----------          -----------          -----------          -----------
Net income                                               $    78,314          $    74,963          $   203,360          $   148,557
                                                         ===========          ===========          ===========          ===========

Earnings per share - Basic                               $       .68          $       .69          $      1.78          $      1.36

Earnings per share - Diluted                             $       .68          $       .68          $      1.77          $      1.35


Cash dividends per common share                          $       .17          $       .17          $       .34          $       .34







         See accompanying notes to consolidated financial statements.

                           PARKER-HANNIFIN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)


                                                                        December 31,        June 30,
     ASSETS                                                                 2000             2000
----------------                                                       -------------     -------------
Current assets:
  Cash and cash equivalents                                             $    71,529       $    68,460
  Accounts receivable, net                                                  870,510           840,040
  Inventories:
    Finished products                                                       553,577           483,017
    Work in process                                                         350,277           344,804
    Raw materials                                                           161,459           146,375
                                                                        -----------       -----------
                                                                          1,065,313           974,196

  Prepaid expenses                                                           36,455            32,706
  Deferred income taxes                                                      83,296            73,711
  Net assets held for sale                                                  239,356           164,000
                                                                        -----------       -----------
      Total current assets                                                2,366,459         2,153,113

Plant and equipment                                                       2,934,170         2,714,250
  Less accumulated depreciation                                           1,437,238         1,373,335
                                                                        -----------       -----------
                                                                          1,496,932         1,340,915
Excess cost of investments over net assets acquired                         847,117           570,740
Other assets                                                                597,863           581,531
                                                                        -----------       -----------
      Total assets                                                      $ 5,308,371       $ 4,646,299
                                                                        ===========       ===========

       LIABILITIES
-----------------------
Current liabilities:
  Notes payable                                                         $   540,368       $   335,298
  Accounts payable, trade                                                   378,778           372,666
  Accrued liabilities                                                       403,053           394,131
  Accrued domestic and foreign taxes                                         55,945            84,208
                                                                        -----------       -----------
      Total current liabilities                                           1,378,144         1,186,303

Long-term debt                                                              981,953           701,762
Pensions and other postretirement benefits                                  307,226           299,741
Deferred income taxes                                                       104,144            77,939
Other liabilities                                                            79,759            71,096
                                                                        -----------       -----------
      Total liabilities                                                   2,851,226         2,336,841

    SHAREHOLDERS' EQUITY
------------------------------
Serial preferred stock, $.50 par value;
   authorized 3,000,000 shares; none issued                                      --                --
Common stock, $.50 par value; authorized
   600,000,000 shares; issued 116,679,057 shares at
   December 31 and 116,602,195 shares at June 30                             58,340            58,301
Additional capital                                                          327,247           328,938
Retained earnings                                                         2,330,253         2,165,625
Unearned compensation related to guarantee of ESOP debt                    (102,942)         (110,818)
Deferred compensation related to stock options                                2,347             1,304
Accumulated other comprehensive (loss)                                     (154,168)         (125,458)
                                                                        -----------       -----------
                                                                          2,461,077         2,317,892
Less treasury shares, at cost:
  100,000 shares at December 31
  and 214,487 shares at June 30                                              (3,932)           (8,434)
                                                                        -----------       -----------
      Total shareholders' equity                                          2,457,145         2,309,458
                                                                        -----------       -----------
      Total liabilities and shareholders' equity                        $ 5,308,371       $ 4,646,299
                                                                        ===========       ===========

         See accompanying notes to consolidated financial statements.

                          PARKER-HANNIFIN CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                        Six Months Ended
                                                                                           December 31,
                                                                                  -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                 2000               1999
------------------------------------                                              ----------          ---------
Net income                                                                         $ 203,360          $ 148,557
 Adjustments to reconcile net income to net cash
    provided by operations:
  Depreciation                                                                       102,695             88,019
  Amortization                                                                        30,859             18,943
  Deferred income taxes                                                               17,560             (3,019)
  Foreign currency transaction loss                                                    2,497              3,443
  (Gain) on sale of plant and equipment                                              (58,338)            (6,955)
Changes in assets and liabilities:
  Accounts receivable, net                                                            25,243             44,321
  Inventories                                                                        (51,803)               657
  Prepaid expenses                                                                     6,808              3,904
  Net assets held for sale                                                             9,284                  -
  Other assets                                                                       (15,701)             2,541
  Accounts payable, trade                                                            (20,600)           (59,077)
  Accrued payrolls and other compensation                                            (54,660)           (34,371)
  Accrued domestic and foreign taxes                                                 (20,083)           (12,640)
  Other accrued liabilities                                                          (18,153)             4,978
  Pensions and other postretirement benefits                                           8,921              4,245
  Other liabilities                                                                    6,827              9,706
                                                                                  ----------         ----------
    Net cash provided by operating activities                                        174,716            213,252

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Acquisitions (less cash acquired of $8,255 in 2000 and $2,609 in 1999)             (485,235)            (5,711)
 Capital expenditures                                                               (169,573)          (114,114)
 Proceeds from sale of plant and equipment                                            68,813             20,203
 Other                                                                                31,959            (30,100)
                                                                                  ----------         ----------
      Net cash used in investing activities                                         (554,036)          (129,722)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Net proceeds from common share activity                                               3,892              3,649
 Proceeds from (payments of) notes payable, net                                      205,824               (523)
 Proceeds from long-term borrowings                                                  271,942              3,692
 Payments of long-term borrowings                                                    (59,219)            (8,867)
 Dividends                                                                           (38,731)           (37,081)
                                                                                   ---------          ---------
      Net cash provided by (used in) financing activities                            383,708            (39,130)
 Effect of exchange rate changes on cash                                              (1,319)            (3,324)
                                                                                   ---------          ---------
 Net increase in cash and cash equivalents                                             3,069             41,076
 Cash and cash equivalents at beginning of year                                       68,460             33,277
                                                                                   ---------          ---------
Cash and cash equivalents at end of period                                         $  71,529          $  74,353
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

Results by Business Segment:


                                     Three Months Ended           Six Months Ended
                                        December 31,                 December 31,
                                 -------------------------   --------------------------
                                    2000          1999          2000           1999
                                 -----------   -----------   -----------    -----------
Net sales
  Industrial:
     North America               $   829,357   $   658,542   $ 1,705,607    $ 1,326,211
     International                   336,294       303,918       667,022        602,381
   Aerospace                         294,425       276,747       564,813        552,908
                                 -----------   -----------   -----------    -----------
Total                            $ 1,460,076   $ 1,239,207   $ 2,937,442    $ 2,481,500
                                 ===========   ===========   ===========    ===========

Segment operating income
  Industrial:
     North America               $   101,612   $    87,200   $   218,803    $   180,883
     International                    21,441        21,787        47,318         32,999
   Aerospace                          51,097        36,939        95,373         71,987
                                 -----------   -----------   -----------    -----------
Total segment operating income       174,150       145,926       361,494        285,869
Corporate general and
 administrative expenses              20,346        14,087        37,730         28,200
                                 -----------   -----------   -----------    -----------
Income before interest expense
  and other                          153,804       131,839       323,764        257,669
Interest expense                      25,607        14,028        46,775         28,571
Other                                  6,781         3,363       (38,297)         2,293
                                 -----------   -----------   -----------    -----------
Income before income taxes       $   121,416   $   114,448   $   315,286    $   226,805
                                 ===========   ===========   ===========    ===========

                          PARKER-HANNIFIN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Dollars in thousands, except per share amounts
                            _______________________



1.  Management representation

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 2000, the results of operations for the three and six months ended December 31, 2000 and 1999 and cash flows for the six months then ended.

2.  Gain on sale of real property

    In fiscal 2001 the Company recorded a $55.5 million gain ($34.7 million after-tax or $.30 per share) realized on the sale of real property. The gain is reflected in the Consolidated Income Statement in the Interest and other (income), net caption.

3.  Earnings per share

    The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended December 31, 2000 and 1999.

                                                     Three Months Ended                 Six Months Ended
                                                        December 31,                      December 31,
                                             ---------------------------------   --------------------------------

  Numerator:                                          2000              1999               2000              1999
  ----------                                 --------------------------------------------------------------------
  Net income applicable
    to common shares                          $     78,314      $     74,963       $    203,360      $    148,557

  Denominator:
  ------------
  Basic - weighted average
    common shares                              114,007,029       109,188,711        113,968,357       109,129,000

  Increase in weighted average
    from dilutive effect of
    exercise of stock options                      824,110         1,017,243            728,203         1,021,338
                                             --------------------------------------------------------------------
  Diluted - weighted average
    common shares, assuming
    exercise of stock options                  114,831,139       110,205,954        114,696,560       110,150,338
                                             ====================================================================

  Basic earnings per share                    $        .68      $        .69       $       1.78      $       1.36

  Diluted earnings per share                  $        .68      $        .68       $       1.77      $       1.35

4.  Stock repurchase program

    The Board of Directors has approved a program to repurchase the Company's common stock on the open market, at prevailing prices. The repurchase is primarily funded from operating cash flows and the shares are initially held as treasury stock. The Company did not purchase any shares of its common stock during the three-month and six-month periods ended December 31, 2000.

5.  Comprehensive income

    The Company's items of other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains on marketable securities. Comprehensive income for the three and six months ended December 31, 2000 and 1999 is as follows:

                                         Three Months Ended          Six Months Ended
                                            December 31,               December 31,
                                       ----------------------    ------------------------

                                            2000          1999         2000         1999
                                       --------------------------------------------------
  Net income                           $  78,314      $ 74,963    $ 203,360    $ 148,557
  Foreign currency
    translation adjustments                  260       (20,753)     (44,527)      (7,007)
  Unrealized gain on marketable
    securities (net of taxes of
    $210 and $9,531)                         348             -       15,817            -
                                       -------------------------------------------------
  Comprehensive income                 $  78,922      $ 54,210    $ 174,650    $ 141,550
                                       =================================================

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

    During the second quarter of fiscal 2001, approximately $5.8 million of income from operations was excluded from the Consolidated Income Statement and included in the carrying value of Net assets held for sale. During the first six months of fiscal 2001, approximately $16.4 million of income from operations and $3.8 million of interest expense were excluded from the Consolidated Income Statement and included in the carrying value of Net assets held for sale.

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

9.  Debt

    During the second quarter of fiscal 2001, the Company issued EUR 300 million of five-year Euro Notes in the European debt capital market. The Notes bear interest of 6.25 percent, payable annually, and mature in a balloon payment on November 21, 2005. The proceeds from the Note issuance were used to retire the principal and interest due on the bridge loan created to help finance the Wynn's acquisition.



10. Subsequent event

    In January 2001, the Company initiated proceedings for the redemption of its outstanding $100 million, 9.75 percent debentures due 2002-2021, with the redemption date expected to occur during the third quarter of fiscal 2001. The Company expects to incur an after-tax extraordinary loss for this transaction, including an early-redemption premium and the write-off of deferred issuance costs, of approximately $3,400 or $.03 per share.

                          PARKER-HANNIFIN CORPORATION

                                   FORM 10-Q
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000
                 AND COMPARABLE PERIODS ENDED DECEMBER 31, 1999


CONSOLIDATED STATEMENT OF INCOME

Net sales increased 17.8 percent for the second quarter of fiscal 2001 and 18.4 percent for the six-month period ended December 31, 2000. Without acquisitions, Net sales would have remained flat for both the current-year quarter and the first half of fiscal 2001.

Income from operations was $145.7 million for the current-year second quarter and $309.3 million for the first half of fiscal 2001, an increase over the prior periods of 14.0 percent and 21.2 percent, respectively. Included in the prior-year first six months income from operations was $5.0 million in business realignment charges. As a percent of sales, Income from operations declined to
10.0 percent from 10.3 percent for the quarter and excluding the business realignment charges, remained constant at 10.5 percent for the first six months. Cost of sales as a percent of sales remained constant at 78.4 percent for the quarter and excluding the business realignment charges, declined to 78.2 percent from 78.4 percent for the first six months. The increased margins for the first half of fiscal 2001 are primarily the result of improved operating performance in the Aerospace operations, partially offset by the lower margins in the Industrial businesses, which were negatively impacted by recent acquisitions. Excluding business realignment charges, Selling, general and administrative expenses, as a percent of sales, increased to 11.6 percent of sales from 11.3 percent for the quarter and to 11.3 percent from 11.1 percent for the first six months, primarily due to goodwill amortization related to recent acquisitions.

Interest expense increased $11.6 million for the quarter ended December 31, 2000 and $18.2 million for the six-month period ended December 31, 2000 due to higher average debt outstanding in both the current-year quarter and first six months as a result of increased borrowings to complete acquisitions.

Interest and other (income), net for the first six months of fiscal 2001 includes a $55.5 million gain realized on the sale of real property and $5.4 million of certain asset writedowns. Interest and other (income), net for the first six months of fiscal 2000 included $6.4 million in gains primarily from the sale of real property and $8.4 million of asset impairment losses and other plant closure costs.

The effective tax rate increased to 35.5 percent for the first six months of fiscal 2001, compared to 34.5 percent in the prior-year first six months. The increase in the rate is due to the non-deductibility of goodwill recognized as a result of the Company's recent acquisitions.

Net income increased 4.5 percent for the quarter, and 36.9 percent for the first six months, as compared to the prior year. As a percent of sales, Net income decreased to 5.4 percent from 6.0 percent for the quarter and increased to 6.9 percent from 6.0 percent for the first six months.

Backlog was $2.03 billion at December 31, 2000 compared to $1.65 billion in the prior year and $1.80 billion at June 30, 2000. Current fiscal year acquisitions accounted for two-fifths of the increase in backlog since June 30, 2000, with the balance coming from strong order rates in the Aerospace and Industrial International operations.

In January 2001, the Company initiated proceedings for the redemption of its outstanding $100 million, 9.75 percent debentures due 2002-2021, with the
redemption date expected to occur during the third quarter of fiscal 2001.   The
Company expects to incur an after-tax extraordinary loss for this transaction, including an early-redemption premium and the write-off of deferred issuance costs, of approximately $3,400 or $.03 per share.

RESULTS BY BUSINESS SEGMENT

INDUSTRIAL - The Industrial Segment operations had the following percentage changes in Net sales in the current year when compared to the equivalent prior-year period:



                              Period ending December 31,
                              --------------------------
                                  Three        Six
                                 Months      Months
                               -----------  ---------

   Industrial North America        25.9%        28.6%
   Industrial International        10.7%        10.7%
   Total Industrial                21.1%        23.0%

Without the effect of currency-rate changes, International sales would have increased 24.3 percent for the quarter and 23.8 percent for the six months.


Without the effect of acquisitions completed within the past 12 months, the percentage changes in Net sales would have been:


                               Period ending December 31,
                               --------------------------
                               Three Months   Six Months
                               ------------   ----------
   Industrial North America       (1.4)%         1.6%
   Industrial International        1.0 %         1.0%
   Total Industrial               (0.7)%         1.4%

Excluding the effect of acquisitions, the decrease in Industrial North American sales for the quarter is attributable to lower volume in the heavy-duty truck, automotive and refrigeration markets partially offset by growth in the semiconductor, filtration and telecommunications markets. The increase in Industrial North American sales for the first six months of fiscal 2001 is attributable to higher volume, particularly in the semiconductor manufacturing and telecommunications markets, partially offset by lower volume in the heavy-duty truck market. The increase in Industrial International sales for the current-year quarter and first six months is attributed to higher volume in the Asia Pacific region and Latin America, partially offset by lower volume in Europe.

Operating income for the Industrial segment increased 12.9 percent for the quarter and 24.4 percent for the first six months of fiscal 2001. Industrial North American operating income increased 16.5 percent for the quarter and 21.0 percent for the first six months. Industrial North American operating income, as a percent of sales, declined to 12.3 percent from 13.2 percent for the quarter and to 12.8 percent from 13.6 percent for the first six months. The decrease in margins for the current-year quarter and first six months was primarily due to recent acquisitions, not yet fully integrated, contributing lower margins. Lower volume also contributed to the margin decline in the current-year quarter.

Industrial International operating income declined 1.6 percent for the quarter and increased 43.4 percent for the first six months of fiscal 2001. Included in the Industrial International operating income for the prior year six-month period was $9.0 million in business realignment charges. Without the business realignment charges, Industrial International operating income increased 12.8 percent for the current year first six months compared to the prior year six months. Industrial International operating income, as a percent of sales, decreased to 6.4 percent from 7.2 percent for the quarter and increased to 7.1 percent from 7.0 percent for the six months, excluding the business realignment charges. The decrease in margins for the current quarter is primarily due to lower volume in Europe partially offset by higher volume and improved margins in the Asia Pacific region and Latin America. Excluding the business realignment charges, the increase in margins for the first six months is primarily due to the higher volume in the Asia Pacific region and Latin America, as well as improved margins in Europe. Margins for both the current-year quarter and first six months were negatively impacted by recent acquisitions which are not yet fully integrated.

Total Industrial Segment backlog increased 44.3 percent compared to December 31, 1999 and 16.7 percent since June 30, 2000, primarily due to recent acquisitions, with the remaining increase coming from strong order rates in the Industrial International operations.

For the remainder of the fiscal year, business conditions are expected to be favorable in a number of markets including semiconductor manufacturing and telecommunications but the rate of growth in these markets is expected to moderate. However, the decline in order rates experienced in the first half in the heavy-duty truck and automotive markets are expected to continue for the balance of the fiscal year. Profit improvement teams have been established to study the logistics system and recommend improvements to enhance operating margins in Europe. The Company expects to record charges during the second half of the current fiscal year based upon the recommendations of the review teams, but these charges are not expected to exceed the one-time gain realized in the current-year first quarter on the sale of real property.

AEROSPACE - Net sales of the Aerospace Segment increased 6.4 percent for the current-year quarter and 2.2 percent for the first six months of fiscal 2001 as a result of an increase in the level of both the OEM and aftermarket businesses. Operating income for the Aerospace Segment increased 38.3 percent for the quarter and 32.5 percent for the six-month period. Included in the Aerospace operating income for the prior year six-month period was $4.4 million in business realignment charges. Excluding the business realignment charges, operating income, as a percent of sales, increased to 17.4 percent from 13.3 percent for the quarter and to 16.9 percent from 13.8 percent for the six-month period due to higher volume as well as a higher mix of aftermarket business.

Backlog for the Aerospace Segment increased 11.4 percent compared to December 31, 1999 and 10.7 percent since June 30, 2000. Backlog increased primarily due to an increase in the level of OEM business, as well as strong aftermarket orders. For the remainder of the fiscal year, the recent increase in the level of order rates for the OEM business is expected to continue, while the level of order rates in the aftermarket business is expected to moderate. A change to heavier OEM volume in future product mix could result in lower margins.

Corporate general and administrative expenses increased to $20.3 million from $14.1 million for the quarter and increased to $37.7 million from $28.2 million for the six months. As a percent of sales, corporate general and administrative expenses increased to 1.4 percent from 1.1 percent for the quarter and to 1.3 percent from 1.1 percent for the six months. The increase in both the current-year quarter and first six months are the result of higher expenses associated with non-qualified benefit plans.

Other (in the Results by Business Segment) increased $3.4 million for the current-year quarter as a result of currency transaction losses and decreased $40.6 million for the first six months of fiscal 2001 primarily as a result of a $55.5 million gain realized on the sale of real property, partially offset by $7.7 million of certain asset writedowns. In the prior-year first six months, Other included $6.4 million in gains primarily from the sale of real property.


BALANCE SHEET

Working capital increased to $988.3 million at December 31, 2000 from $966.8 million at June 30, 2000 with the ratio of current assets to current liabilities decreasing to 1.7 to 1. The increase in working capital was primarily due to an increase in Accounts receivable, Inventories, and Net assets held for sale and a decrease in Accrued domestic and foreign taxes, partially offset by an increase in Notes payable.

Accounts receivable increased to $870.5 million at December 31, 2000 from $840.0 million at June 30, 2000, primarily due to an account receivable recognized on the sale of real property. Days sales outstanding have increased to 52 days at December 31, 2000 from 45 days at June 30, 2000, primarily due to recent acquisitions. Inventories increased $91.1 million since June 30, 2000 primarily due to acquisitions, with months supply increasing slightly.

Plant and equipment, net of accumulated depreciation, increased $156.0 million since June 30, 2000, primarily as a result of acquisitions.

The increase in Excess cost of investments over net assets acquired since June 30, 2000 reflects the goodwill recognized as a result of current-year acquisitions.

The debt to debt-equity ratio increased to 38.3 percent at December 31, 2000 compared to 31.0 percent as of June 30, 2000, primarily due to increased borrowings to fund acquisitions.

Due to the strength of the dollar, foreign currency translation adjustments resulted in a decrease in net assets of $44.5 million during the first half of fiscal 2001. The translation adjustments primarily affected Accounts receivable, Inventories and Plant and equipment.


STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $174.7 million for the six months ended December 31, 2000, as compared to $213.3 million for the same six months of 1999. The decrease in net cash provided was primarily the result of activity within the working capital items - Inventories, Accounts payable, trade, Accrued payrolls and other compensation and Other accrued liabilities - which used cash of $145.2 million in fiscal 2001 compared to using cash of $87.8 million in fiscal 2000. In addition, cash provided by operating activities excluded a
(Gain) on sale of plant and equipment of $58.3 million in fiscal 2001 compared to $6.9 million in fiscal 2000. These uses of cash were partially offset by an increase in Net income of $54.8 million and Deferred income taxes, which increased $17.6 million in fiscal 2001 as opposed to decreasing $3.0 million in fiscal 2000.

Net cash used in investing activities increased to $554.0 million for the first half of fiscal 2001 compared to $129.7 million for the first half of fiscal 2000 primarily due to an increase of $479.5 million in the amount spent on acquisitions and an increase in capital expenditures of $55.5 million, partially offset by an increase of $48.6 million in proceeds received from the sale of plant and equipment. Included in Other is an increase in cash provided for long-term receivables in fiscal 2001, and an increase in cash used for equity investments in fiscal 2000.

Financing activities provided cash of $383.7 million for the six months ended December 31, 2000 compared to using cash of $39.1 million for the same period of the prior year. The change resulted primarily from net debt borrowings providing cash of $418.5 million in fiscal 2001 compared to using cash of $5.7 million in the prior year. The increase in net debt borrowings in fiscal 2001 was primarily to fund acquisitions.


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

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain "forward-looking statements", all of which are subject to risks and uncertainties. All statements which address operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to growth, operating margin performance, earnings per share or statements expressing general opinions about future operating results or the markets in which the Company does business, are forward-looking statements.

These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. Such factors include:

 .  continuity of business relationships with and purchases by major customers,

 .  ability of suppliers to provide materials as needed,

 . uncertainties surrounding timing, successful completion or integration of acquisitions,

 .  competitive pressure on sales and pricing,

 . increases in material and other production costs which cannot be recovered in product pricing,

 .  difficulties in introducing new products and entering new markets, and

 . uncertainties surrounding the global economy and global market conditions, interest rate levels and the potential devaluation of currencies.

Any forward-looking statements are based on known events and circumstances at the time. The Company undertakes no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Report.

                          PARKER-HANNIFIN CORPORATION

                          PART II - OTHER INFORMATION


     Item 2.  Changes in Securities and Use of Proceeds.
     ------   -----------------------------------------

     On October 25, 2000, the Registrant issued an aggregate of 5,464 shares of Common Stock, $.50 par value, valued at $35.6875 per share to certain of its non-employee directors pursuant to the Registrant's Non-Employee Directors Stock Plan in lieu of a portion of their annual retainer. These transactions were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act for transactions not involving a public offering based on the fact that the shares were sold to accredited investors.


     Item 6.  Exhibits and Reports on Form 8-K.
     ------   --------------------------------

     (a) The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

          Exhibit 10(a) -  Exchange Agreement entered into as of October 12,
                           2000 between the Registrant and Thomas A. Piraino, Jr. including an Executive Estate Protection Plan comprised of the Executive Estate Protection Agreement among the Registrant, Thomas A. Piraino, Jr., and the Thomas A. Piraino, Jr. and Barbara C. McWilliams Irrevocable Trust dated September 1, 2000 (the "Trust") and the Collateral Assignment between the Trust and the Registrant.


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

Date: February 13, 2001

                                 EXHIBIT INDEX



     Exhibit No.                            Description of Exhibit
     -----------                            ----------------------

     10(a) Exchange Agreement entered into as of October 12, 2000 between the Registrant and Thomas A. Piraino, Jr. including an Executive Estate Protection Plan comprised of the Executive Estate Protection Agreement among the Registrant, Thomas A. Piraino, Jr., and the Thomas A. Piraino, Jr. and Barbara C. McWilliams Irrevocable Trust dated September 1, 2000 (the "Trust") and the Collateral Assignment between the Trust and the Registrant.