Form 10-Q
period 2001-03-31
PARKER HANNIFIN CORP
filed 2001-05-11
CIK 76334

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________

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


                               Yes  X .    No __.
                                   ---

Number of Common Shares outstanding at March 31, 2001    116,849,601

                        PART I - FINANCIAL INFORMATION

                          PARKER-HANNIFIN CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                      Three Months Ended                            Nine Months Ended
                                                            March 31,                                    March 31,
                                              --------------------------------------       --------------------------------------
                                                     2001                2000                     2001                 2000
                                              -----------------   ------------------       -----------------    -----------------
Net sales                                           $1,534,202           $1,393,659              $4,471,644           $3,875,159
Cost of sales                                        1,213,387            1,074,133               3,509,472            3,022,052
                                              -----------------   ------------------       -----------------    -----------------
Gross profit                                           320,815              319,526                 962,172              853,107
Selling, general and
   administrative expenses                             159,580              141,254                 491,617              419,559
Interest expense                                        24,243               14,571                  71,018               43,142
Interest and other (income)
   expense, net                                         (4,794)                 796                 (57,535)                 696
                                              -----------------   ------------------       -----------------    -----------------
Income before income taxes                             141,786              162,905                 457,072              389,710
Income taxes                                            50,334               56,202                 162,260              134,450
                                              -----------------   ------------------       -----------------    -----------------
Income before extraordinary item                        91,452              106,703                 294,812              255,260
Extraordinary item - extinguishment of debt             (3,378)                   -                  (3,378)                   -
                                              -----------------   ------------------       -----------------    -----------------
Net income                                            $ 88,074            $ 106,703               $ 291,434             $255,260
                                              =================   ==================       =================    =================

Basic earnings per share before
   extraordinary item                                   $ 0.80               $ 0.98                  $ 2.58               $ 2.34
Extraordinary item - extinguishment of debt              (0.03)                   -                   (0.03)                   -
                                              -----------------   ------------------       -----------------    -----------------
Basic earnings per share                                $ 0.77               $ 0.98                  $ 2.55               $ 2.34
                                              -----------------   ------------------       -----------------    -----------------

Diluted earnings per share before
   extraordinary item                                   $ 0.80               $ 0.97                  $ 2.57               $ 2.32
Extraordinary item - extinguishment of debt              (0.03)                   -                   (0.03)                   -
                                              -----------------   ------------------       -----------------    -----------------
Diluted earnings per share                              $ 0.77               $ 0.97                  $ 2.54               $ 2.32
                                              -----------------   ------------------       -----------------    -----------------

Cash dividends per common share                         $ 0.18               $ 0.17                  $ 0.52               $ 0.51


         See accompanying notes to consolidated financial statements.

                          PARKER-HANNIFIN CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)
                                  (Unaudited)


                                                                                   March 31,              June 30,
                                                                                      2001                  2000
                                                                                -----------------     ------------------
   ASSETS
-----------
Current assets:
  Cash and cash equivalents                                                           $   45,209             $   68,460
  Accounts receivable, net                                                               888,760                840,040
  Inventories:
    Finished products                                                                    531,580                483,017
    Work in process                                                                      326,308                344,804
    Raw materials                                                                        148,149                146,375
                                                                                -----------------     ------------------
                                                                                       1,006,037                974,196
  Prepaid expenses                                                                        37,681                 32,706
  Deferred income taxes                                                                   93,671                 73,711
  Net assets held for sale                                                               215,533                164,000
                                                                                -----------------     ------------------
      Total current assets                                                             2,286,891              2,153,113

Plant and equipment                                                                    2,951,820              2,714,250
  Less accumulated depreciation                                                        1,444,773              1,373,335
                                                                                -----------------     ------------------
                                                                                       1,507,047              1,340,915
Excess cost of investments over net assets acquired                                      852,973                570,740
Other assets                                                                             604,527                581,531
                                                                                -----------------     ------------------
      Total assets                                                                    $5,251,438             $4,646,299
                                                                                =================     ==================

       LIABILITIES
-------------------------
Current liabilities:
  Notes payable                                                                         $613,328              $ 335,298
  Accounts payable, trade                                                                333,212                372,666
  Accrued liabilities                                                                    380,487                394,131
  Accrued domestic and foreign taxes                                                      60,252                 84,208
                                                                                -----------------     ------------------
      Total current liabilities                                                        1,387,279              1,186,303
Long-term debt                                                                           865,456                701,762
Pensions and other postretirement benefits                                               305,186                299,741
Deferred income taxes                                                                    120,176                 77,939
Other liabilities                                                                         82,997                 71,096
                                                                                -----------------     ------------------
      Total liabilities                                                                2,761,094              2,336,841

    SHAREHOLDERS' EQUITY
-----------------------------------
Serial preferred stock, $.50 par value;
   authorized 3,000,000 shares; none issued                                                   --                    --
Common stock, $.50 par value; authorized
   600,000,000 shares; issued 116,949,601 shares at
   March 31 and 116,602,195 shares at June 30                                             58,471                 58,301
Additional capital                                                                       333,047                328,938
Retained earnings                                                                      2,397,761              2,165,625
Unearned compensation related to guarantee of ESOP debt                                  (98,192)              (110,818)
Deferred compensation related to stock options                                             2,347                  1,304
Accumulated other comprehensive (loss)                                                  (199,158)              (125,458)
                                                                                -----------------     ------------------
                                                                                       2,494,276              2,317,892
Less treasury shares, at cost:
  100,000 shares at March 31
  and 214,487 shares at June 30                                                           (3,932)                (8,434)
                                                                                -----------------     ------------------
      Total shareholders' equity                                                       2,490,344              2,309,458
                                                                                -----------------     ------------------
      Total liabilities and shareholders' equity                                      $5,251,438             $4,646,299
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

                          PARKER-HANNIFIN CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)



                                                                                                    Nine Months Ended
                                                                                                        March 31,
                                                                                        ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                         2001                    2000
------------------------------------                                                    ---------------         ---------------
Net income                                                                                    $291,434                $255,260
  Adjustments to reconcile net income to net cash
        provided by operations:
     Depreciation                                                                              154,215                 128,409
     Amortization                                                                               46,570                  28,597
     Deferred income taxes                                                                      24,144                  (4,825)
     Foreign currency transaction loss                                                           3,807                   3,182
     (Gain) on sale of plant and equipment                                                     (57,412)                 (5,637)
     Net effect of extraordinary loss                                                            3,378                       -
  Changes in assets and liabilities:
      Accounts receivable, net                                                                  (4,979)                (51,778)
      Inventories                                                                               (9,914)                 20,395
      Prepaid expenses                                                                           4,859                   4,854
      Net assets held for sale                                                                  33,197                       -
      Other assets                                                                             (39,297)                (18,599)
      Accounts payable, trade                                                                  (64,042)                (15,911)
      Accrued payrolls and other compensation                                                  (32,461)                 (8,224)
      Accrued domestic and foreign taxes                                                       (14,753)                 14,956
      Other accrued liabilities                                                                (50,478)                 (3,592)
      Pensions and other postretirement benefits                                                 9,886                   9,317
      Other liabilities                                                                         10,138                   8,512
                                                                                        ---------------         ---------------
           Net cash provided by operating activities                                           308,292                 364,916

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Acquisitions (less cash acquired of $8,256 in 2001 and $431 in 2000)                        (512,716)               (121,474)
  Capital expenditures                                                                        (263,812)               (168,131)
  Proceeds from sale of plant and equipment                                                     76,496                  23,027
  Other                                                                                         29,141                 (20,590)
                                                                                        ---------------         ---------------
           Net cash used in investing activities                                              (670,891)               (287,168)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Net proceeds from (payments for) common share activity                                         9,824                  (4,410)
  Proceeds from notes payable, net                                                             278,565                  23,123
  Proceeds from long-term borrowings                                                           290,908                   3,654
  Payments of long-term borrowings                                                            (178,257)                (12,803)
  Dividends                                                                                    (59,298)                (55,661)
                                                                                        ---------------         ---------------
           Net cash provided by (used in) financing activities                                 341,742                 (46,097)
  Effect of exchange rate changes on cash                                                       (2,394)                 (4,213)
                                                                                        ---------------         ---------------
  Net (decrease) increase in cash and cash equivalents                                         (23,251)                 27,438
  Cash and cash equivalents at beginning of year                                                68,460                  33,277
                                                                                        ---------------         ---------------
  Cash and cash equivalents at end of period                                                  $ 45,209                $ 60,715
                                                                                        ===============         ===============


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


Results by Business Segment:

                                                  Three Months Ended                          Nine Months Ended
                                                       March 31,                                   March 31,
                                        ----------------------------------------     -------------------------------------
                                              2001                   2000                     2001              2000
                                        ------------------   -------------------     -------------------   ------------------

Net sales
    Industrial:
        North America                         $   849,439           $   774,353             $ 2,555,046          $ 2,100,564
        International                             367,317               331,104               1,034,339              933,485
    Aerospace                                     317,446               288,202                 882,259              841,110
                                        ------------------   -------------------     -------------------   ------------------
Total                                         $ 1,534,202           $ 1,393,659             $ 4,471,644          $ 3,875,159
                                        ==================   ===================     ===================   ==================


Segment operating income
    Industrial:
        North America                            $ 92,602             $ 115,123               $ 311,405            $ 296,006
        International                              34,342                29,015                  81,660               62,014
    Aerospace                                      62,490                49,126                 157,863              121,113
                                        ------------------   -------------------     -------------------   ------------------
Total segment operating income                    189,434               193,264                 550,928              479,133
Corporate general and
  administrative expenses                          18,038                13,935                  55,768               42,135
                                        ------------------   -------------------     -------------------   ------------------
Income before interest expense
   and other                                      171,396               179,329                 495,160              436,998
Interest expense                                   24,243                14,571                  71,018               43,142
Other                                               5,367                 1,853                 (32,930)               4,146
                                        ------------------   -------------------     -------------------   ------------------
Income before income taxes                      $ 141,786             $ 162,905               $ 457,072            $ 389,710
                                        ==================   ===================     ===================   ==================



                          PARKER-HANNIFIN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Dollars in thousands, except per share amounts
                            _______________________



1.  Management representation

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2001, the results of operations for the three and nine months ended March 31, 2001 and 2000 and cash flows for the nine months then ended.



2.  Gain on sale of real property

    In fiscal 2001 the Company recorded a $55.5 million gain ($34.7 million after-tax or $.30 per share) realized on the sale of real property located in Southern California. The property had served as a headquarters and manufacturing locale for the Company's Aerospace Group and several of its divisions. Such operations have relocated to other previously owned facilities in the area. The Company does not currently anticipate additional property sales of this magnitude occurring in the future. The gain is reflected in the Consolidated Income Statement in the Interest and other (income) expense, net caption.

3.  Earnings per share

    The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2001 and 2000.


                                            Three Months Ended            Nine Months Ended
                                                 March 31,                     March 31,
                                 -------------------------------------------------------------
  Numerator:                              2001               2000          2001         2000
  ----------                     -------------------------------------------------------------
  Net income applicable
    to common shares              $     88,074       $    106,703  $    291,434  $    255,260
  Denominator:
  ------------
  Basic - weighted average
    common shares                  114,439,369        109,373,820   114,125,361   109,210,607
  Increase in weighted average
    from dilutive effect of
    exercise of stock options          810,101            827,060       755,502       955,170
                                  -------------------------------------------------------------
  Diluted - weighted average
    common shares, assuming
    exercise of stock options      115,249,470        110,200,880   114,880,863   110,165,777
                                  =============================================================
  Basic earnings per share        $        .77       $        .98  $       2.55  $       2.34
  Diluted earnings per share      $        .77       $        .97  $       2.54  $       2.32


4.  Stock repurchase program

    The Board of Directors has approved a program to repurchase the Company's common stock on the open market, at prevailing prices. The repurchase is primarily funded from operating cash flows and the shares are initially held as treasury stock. The Company did not purchase any shares of its common stock during the three-month and nine-month periods ended March 31, 2001.



5.  Comprehensive income

    The Company's items of other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains on marketable securities. Comprehensive income for the three and nine months ended March 31, 2001 and 2000 is as follows:


                                      Three Months Ended     Nine Months Ended
                                             March 31,             March 31,
                                     ---------------------   ------------------
                                          2001       2000       2001      2000
                                     ------------------------------------------
  Net income                          $ 88,074   $106,703   $291,434   $255,260
  Foreign currency
    translation adjustments            (38,641)   (18,815)   (83,168)   (25,822)
  Unrealized (loss) gain on
    marketable securities (net of
    taxes of ($2,420) and $7,111)       (4,016)         -     11,801          -
  Realized gain on marketable
    securities included in net
    income (net of taxes of
    $1,406)                             (2,333)         -     (2,333)         -
                                      -----------------------------------------
  Comprehensive income                $ 43,084   $ 87,888   $217,734   $229,438
                                      =========================================


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

    On April 30, 2001 the Company acquired the Miller Fluid Power and Wilkerson Corporation businesses of CKD-Createc. Miller Fluid Power manufactures both pneumatic and hydraulic cylinders and Wilkerson Corporation manufactures a complete line of compressed air treatment and control products. The combined sales of the two Createc businesses totaled $90 million during calendar 2000.

    Total purchase price for these businesses was approximately $506 million in cash and assumed debt of $62 million. These acquisitions are being accounted for by the purchase method.

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

    During the third quarter of fiscal 2001, approximately $3.5 million of income from operations and $1.7 million of interest expense were excluded from the Consolidated Income Statement and included in the carrying value of Net assets held for sale. During the first nine months of fiscal 2001, approximately $19.9 million of income from operations and $5.5 million of interest expense were excluded from the Consolidated Income Statement and included in the carrying value of Net assets held for sale.

    In April 2001 the one-year period in which the earnings of the metal forming and building systems businesses are excluded from the Company's Consolidated Income Statement expired. The Company still intends to divest, and is currently in active negotiations to divest, the metal forming business. As such, the net assets of the metal forming business will continue to be presented as one line item in the Consolidated Balance Sheet and the results of operations of the metal forming business will be included (and presented as a single line item) in the Consolidated Income Statement of the Company beginning in the fourth quarter of the current fiscal year. The Company has decided to suspend its efforts to sell the building systems business. As such, the net assets of the building systems business will be presented in the Consolidated Balance Sheet as individual line items and the results of operations of the building systems business will be included in the Consolidated Income Statement of the Company beginning in the fourth quarter of the current fiscal year.


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


9.  Debt

    In November 2000 the Company issued EUR 300 million of five-year Euro Notes in the European debt capital market. The Notes bear interest of 6.25 percent, payable annually, and mature in a balloon payment on November 21, 2005. The proceeds from the Note issuance were used to retire the principal and interest due on the bridge loan created to help finance the Wynn's acquisition.


10.  Extraordinary Item - Extinguishment of Debt

     In February 2001 the Company redeemed its outstanding $100 million, 9.75 percent debentures due 2002-2021. The extraordinary loss for this transaction, including an early-redemption premium and the write-off of deferred issuance costs, was $5,413 ($3,378 after-tax or $.03 per share). Commercial paper borrowings were used to finance the redemption.

                          PARKER-HANNIFIN CORPORATION

                                   FORM 10-Q
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001
                  AND COMPARABLE PERIODS ENDED MARCH 31, 2000


CONSOLIDATED STATEMENT OF INCOME

Net sales increased 10.1 percent for the third quarter of fiscal 2001 and 15.4 percent for the nine-month period ended March 31, 2001. Without acquisitions, Net sales decreased 4.5 percent for the current-year quarter and declined slightly for the first nine months of fiscal 2001, primarily the result of lower volume in the Industrial North American operations.

Income from operations was $161.2 million for the current-year third quarter and $470.6 million for the first nine months of fiscal 2001, a decrease over the prior-year third quarter of 9.6 percent and an increase of 8.5 percent over the prior-year first nine months, respectively. As a percent of sales, Income from operations declined to 10.5 percent from 12.8 percent for the quarter and declined to 10.5 percent from 11.2 percent for the first nine months. Cost of sales, as a percent of sales, increased to 79.1 percent from 77.1 percent for the quarter and increased to 78.5 percent from 78.0 percent for the first nine months. The decline in margins for the current-year third quarter and the first nine months of fiscal 2001 are primarily the result of lower volume in the Industrial North American operations as well as lower margins contributed by recent acquisitions not yet fully integrated. Improved operating performance in
the Aerospace operations partially offset the decline in margins.   Selling,
general and administrative expenses, as a percent of sales, increased to 10.4 percent of sales from 10.1 percent for the quarter and to 11.0 percent from 10.8 percent for the first nine months, primarily due to goodwill amortization related to recent acquisitions.

Interest expense increased $9.7 million for the quarter ended March 31, 2001 and $27.9 million for the nine-month period ended March 31, 2001 due to higher average debt outstanding in both the current-year quarter and first nine months as a result of increased borrowings to complete acquisitions.

Interest and other (income) expense, net for the quarter and the first nine months of fiscal 2001 includes a $3.7 million gain on the sale of marketable equity securities. Interest and other (income) expense, net for the first nine months of fiscal 2001 also includes a $55.5 million gain realized on the sale of real property and $5.4 million of certain asset writedowns. Interest and other (income) expense, net for the first nine months of fiscal 2000 included $6.4 million in gains primarily from the sale of real property and $8.4 million of asset impairment losses and other plant closure costs.

The effective tax rate increased to 35.5 percent for the first nine months of fiscal 2001, compared to 34.5 percent in the prior-year first nine months. The increase in the rate is due to the non-deductibility of goodwill recognized as a result of the Company's recent acquisitions.

In the current-year quarter the Company redeemed its outstanding $100 million,
9.75 percent debentures due 2002-2021 resulting in an after-tax extraordinary loss of $3.4 million or $.03 per share.

Net income decreased 17.5 percent for the quarter and increased 14.2 percent for the first nine months, as compared to the prior year. As a percent of sales, Net income decreased to 5.7 percent from 7.7 percent for the quarter and decreased to 6.5 percent from 6.6 percent for the first nine months.

Backlog was $2.01 billion at March 31, 2001 compared to $1.74 billion in the prior year and $1.80 billion at June 30, 2000. Current fiscal year acquisitions accounted for 47 percent of the increase in backlog since June 30, 2000, with the balance coming from strong order rates in the Aerospace operations.

RESULTS BY BUSINESS SEGMENT

INDUSTRIAL - The Industrial Segment operations had the following percentage changes in Net sales in the current year when compared to the equivalent prior-year period:

                                    Period ending March 31,
                                    -----------------------
                                Three Months        Nine Months
                                ------------        -----------
   Industrial North America           9.7%              21.6%
   Industrial International          10.9%              10.8%
   Total Industrial                  10.1%              18.3%

Without the effect of currency-rate changes, Industrial International sales would have increased 19.4 percent for the quarter and 22.3 percent for the first nine months of fiscal 2001.


Without the effect of acquisitions completed within the past 12 months, the percentage changes in Net sales would have been:



                                    Period ending March 31,
                                    -----------------------
                                Three Months        Nine Months
                                ------------        -----------
   Industrial North America        (12.2)%             (3.5)%
   Industrial International          0.9 %              1.0 %
   Total Industrial                 (8.3)%             (2.1)%

Excluding the effect of acquisitions, the decrease in Industrial North American sales for the current-year quarter reflects lower volume experienced across most of the Industrial North American markets, particularly in heavy-duty truck and automotive as well as semiconductor manufacturing in the latter part of the quarter. The decrease in Industrial North American sales for the first nine months of fiscal 2001 is attributable to lower volume in a number of markets, particularly in heavy-duty truck and automotive, partially offset by higher volume in the semiconductor manufacturing and telecommunications markets.
Slight volume gains in the Asia Pacific region and Latin America accounted for the increase in Industrial International sales for the current-year quarter.
The increase in Industrial International sales for the first nine months is attributed to higher volume in the Asia Pacific region (particularly in the semiconductor manufacturing and telecommunications markets) and Latin America, partially offset by lower volume (including the negative effect of currency rates) experienced across most markets in Europe.

Operating income for the Industrial segment decreased 11.9 percent for the quarter and increased 9.8 percent for the first nine months of fiscal 2001. Industrial North American operating income decreased 19.6 percent for the quarter and increased 5.2 percent for the first nine months of fiscal 2001. Industrial North American operating income, as a percent of sales, declined to
10.9 percent from 14.9 percent for the quarter and to 12.2 percent from 14.1 percent for the first nine months. The decline in margins for the current-year quarter and first nine months reflect the weakness experienced in most of the Industrial North American markets, resulting in the underabsorption of fixed costs. Margins for both the current-year quarter and first nine months were also negatively impacted by recent acquisitions not yet fully integrated.

Industrial International operating income increased 18.4 percent for the quarter and 31.7 percent for the first nine months of fiscal 2001. Included in the Industrial International operating income for the prior year nine-month period was $9.0 million in business realignment charges. Without the business realignment charges, Industrial International operating income increased 15.1 percent for the current year first nine months compared to the prior year nine months. Industrial International operating income, as a percent of sales, increased to 9.3 percent from 8.8 percent for the quarter and to 7.9 percent from 7.6 percent for the nine months, excluding the business realignment charges. The increase in margins for the current quarter is primarily due to improved operating efficiencies in Europe (a result of the business realignment charges taken in the prior year). Excluding the business realignment charges, the increase in margins for the first nine months is primarily due to the higher volume and better capacity utilization in the Asia Pacific region and Latin America, as well as improved operating efficiencies in Europe. Margins for both the current-year quarter and first nine months were negatively impacted by recent acquisitions not yet fully integrated.

Total Industrial Segment backlog increased 23.9 percent compared to March 31, 2000 and 8.9 percent since June 30, 2000, primarily due to recent acquisitions, partially offset by a decrease in order rates in the Industrial North American operations.

For the remainder of the fiscal year, management anticipates that business conditions across most Industrial markets are expected to be similar to that experienced in the current-year third quarter although the rate of decline in order rates may lessen. Profit improvement teams have been established to study the logistics system and recommend improvements to enhance operating margins in Europe. The Company expects to record charges during the fourth quarter of the current fiscal year based upon the recommendations of the review teams as well as charges relating to plant rationalizations in North America. The costs of these charges are expected to offset a significant amount of the one-time gain realized in the current-year first quarter on the sale of real property.

AEROSPACE - Net sales of the Aerospace Segment increased 10.1 percent for the current-year quarter and 4.9 percent for the first nine months of fiscal 2001 as a result of an increase in the level of both the OEM and aftermarket businesses. Operating income for the Aerospace Segment increased 27.2 percent for the quarter and 30.3 percent for the nine-month period. Included in the Aerospace operating income for the prior year nine-month period was $4.4 million in business realignment charges. Excluding the business realignment charges, operating income, as a percent of sales, increased to 19.7 percent from 17.0 percent for the quarter and to 17.9 percent from 14.9 percent for the nine-month period due to higher volume as well as a higher mix of aftermarket business.

Backlog for the Aerospace Segment increased 11.0 percent compared to March 31, 2000 and 14.4 percent since June 30, 2000. Backlog increased primarily due to an increase in the level of OEM business, as well as strong aftermarket orders. For the remainder of the fiscal year, the recent increase in the level of order rates for the OEM business is expected to continue, while the level of order rates in the aftermarket business is expected to moderate. A change to heavier OEM volume in future product mix could result in lower margins.

Corporate general and administrative expenses increased to $18.0 million from $13.9 million for the quarter and increased to $55.8 million from $42.1 million for the nine months. As a percent of sales, corporate general and administrative expenses increased to 1.2 percent from 1.0 percent for the quarter and to 1.2 percent from 1.1 percent for the nine months. The increase in both the current-year quarter and first nine months are the result of acquisitions as well as higher expenses associated with non-qualified benefit plans.

Other (in the Results by Business Segment) decreased $37.1 million for the first nine months of fiscal 2001 primarily as a result of a $55.5 million gain realized on the sale of real property, partially offset by $7.7 million of certain asset writedowns. In the prior-year first nine months, Other included $6.4 million in gains primarily from the sale of real property.

BALANCE SHEET

Working capital decreased to $899.6 million at March 31, 2001 from $966.8 million at June 30, 2000 with the ratio of current assets to current liabilities decreasing to 1.6 to 1. The decrease in working capital was primarily due to an increase in Notes payable, partially offset by an increase in Accounts receivable, Inventories, and Net assets held for sale and a decrease in Accounts payable, trade.

Accounts receivable increased to $888.8 million at March 31, 2001 from $840.0 million at June 30, 2000 with days sales outstanding increasing to 49 days at March 31, 2001 from 45 days at June 30, 2000. Inventories increased $31.8 million since June 30, 2000, with months supply remaining the same. The increases were primarily the result of acquisitions.

Plant and equipment, net of accumulated depreciation, increased $166.1 million since June 30, 2000, as a result of acquisitions and capital expenditures which exceeded depreciation for the current-year first nine months.

The increase in Excess cost of investments over net assets acquired since June 30, 2000 reflects the goodwill recognized as a result of current-year acquisitions.

The debt to debt-equity ratio increased to 37.3 percent at March 31, 2001 compared to 31.0 percent as of June 30, 2000, primarily due to increased borrowings to fund acquisitions.

Due to the strength of the dollar, foreign currency translation adjustments resulted in a decrease in net assets of $83.2 million during the first nine months of fiscal 2001. The translation adjustments primarily affected Accounts receivable, Inventories and Plant and equipment.


STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $308.3 million for the nine months ended March 31, 2001, as compared to $364.9 million for the same nine months of 2000. The decrease in net cash provided was primarily the result of activity within the working capital items - Accounts receivable, Inventories, Net assets held for sale, Accounts payable, trade, Accrued domestic and foreign taxes and Other accrued liabilities - which used cash of $111.0 million in fiscal 2001 compared to using cash of $35.9 million in fiscal 2000. In addition, cash provided by operating activities excluded a (Gain) on sale of plant and equipment of $57.4 million in fiscal 2001 compared to $5.6 million in fiscal 2000. These uses of cash were partially offset by an increase in Net income of $36.2 million and Deferred income taxes, which increased $24.1 million in fiscal 2001 as opposed to decreasing $4.8 million in fiscal 2000.

Net cash used in investing activities increased to $670.9 million for the first nine months of fiscal 2001 compared to $287.2 million for the first nine months of fiscal 2000 primarily due to an increase of $391.2 million in the amount spent on acquisitions and an increase in capital expenditures of $95.7 million, partially offset by an increase of $53.5 million in proceeds received from the sale of plant and equipment. Included in Other is an increase in cash provided for long-term receivables in fiscal 2001, and an increase in cash used for equity investments in fiscal 2000.

Financing activities provided cash of $341.7 million for the nine months ended March 31, 2001 compared to using cash of $46.1 million for the same period of the prior year. The change resulted primarily from net debt borrowings providing cash of $391.2 million in fiscal 2001 compared to providing cash of $14.0 million in the prior year. The increase in net debt borrowings in fiscal 2001 was primarily to fund acquisitions.

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

These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. Such factors include:

 .  continuity of business relationships with and purchases by major customers, including delays or cancellations in shipments, . ability of suppliers to provide materials as needed, . uncertainties surrounding timing, successful completion or integration of acquisitions,
 . competitive market conditions and resulting effects on sales and pricing, . increases in material and other production costs which cannot be recovered in product pricing,
 . difficulties in introducing new products and entering new markets, and . uncertainties surrounding the global economy and global market conditions, interest rate levels and the potential devaluation of currencies.

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

Date:  May 11, 2001