Form 10-K
period 2001-06-30
PARKER HANNIFIN CORP
filed 2001-09-27
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to __________________________

Commission File No. 1-4982

PARKER-HANNIFIN CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-0451060

(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6035 Parkland Boulevard, Cleveland, Ohio	44124-4141

(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code	(216) 896-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Shares, $.50 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 31, 2001, excluding, for purposes of this computation only, stock holdings of the Registrant's Directors and Officers: $5,136,265,420.

The number of Common Shares outstanding on August 31, 2001 was 117,321,173.

Portions of the following documents are incorporated by reference:

(1) Annual Report to Shareholders of the Company for the fiscal year ended June 30, 2001. Incorporated by reference into Parts I, II and IV hereof.

(2) Definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders. Incorporated by reference into Part III hereof.

PARKER-HANNIFIN CORPORATION

FORM 10-K

Fiscal Year Ended June 30, 2001

PART I

                ITEM 1.   Business. Parker-Hannifin Corporation is a leading worldwide full-line manufacturer of motion control products, including fluid power systems, electromechanical controls and related components. Fluid power involves the transfer and control of power through the medium of liquid, gas or air, in hydraulic, pneumatic and vacuum applications. Fluid power systems move and position materials, control machines, vehicles and equipment and improve industrial efficiency and productivity. Components of a simple fluid power system include a pump or compressor which generates pressure, valves which control the fluid's flow, an actuator which translates the pressure in the fluid into mechanical energy, a filter to insure proper fluid condition and numerous hoses, couplings, fittings and seals. Electromechanical control involves the use of electronic components and systems to control motion and precisely locate or vary speed in automation applications. In addition to motion control products, the Company also is a leading worldwide producer of fluid purification, fluid flow, process instrumentation, air conditioning, refrigeration, and electromagnetic shielding and thermal management products and designs and manufactures custom-engineered buildings. Also, through Wynn Oil Company and its subsidiaries (the "Wynn's Specialty Chemical Group"), the Company develops, manufactures and markets specialty chemical products and automotive service equipment and markets vehicle service contract and product warranty programs. In August 2001, the Company decided to suspend its efforts to sell the Wynn's Specialty Chemical Group which had previously been designated as assets held for sale since their acquisition in July 2000.

                The Company was incorporated in Ohio in 1938. Its principal executive offices are located at 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141, telephone (216) 896-3000. As used in this Report, unless the context otherwise requires, the term "Company" or "Parker" refers to Parker-Hannifin Corporation and its subsidiaries.

                The Company's manufacturing, service, distribution and administrative facilities are located in 38 states, Puerto Rico and worldwide in 44 foreign countries. Its motion control technology is used in the products of its two principal business Segments: Industrial and Aerospace and in its third business Segment: Other. The products are sold as original and replacement equipment through product and distribution centers worldwide. The Company markets its products through its direct-sales employees, independent distributors, sales representatives and builder/dealers. Parker products are supplied to approximately 425,000 customers in virtually every significant manufacturing, transportation and processing industry. For the fiscal year ended June 30, 2001, net sales were $5,979,604,000; Industrial Segment products accounted for 71% of net sales, Aerospace Segment products for 20% and Other Segment products for 9%.

Markets

                Motion control systems are used throughout industry in applications which include moving of materials, controlling machines, vehicles and equipment and positioning materials during the manufacturing process. Motion control systems contribute to the efficient use of energy and improve industrial productivity.

                The approximately 425,000 customers who purchase the Company's products are found throughout virtually every significant manufacturing, transportation and processing industry. No customer accounted for more than 5% of the Company's total net sales for the fiscal year.

                The major markets for products of the Fluid Connectors, Hydraulics, Automation and Seal Groups of the Industrial Segment are agricultural machinery, automotive, construction machinery, electronic equipment, fabricated metals, food production, industrial machinery, pulp and paper, machine tools, marine, medical equipment, mining, mobile equipment, chemicals, robotics, semi-conductor equipment, telecommunications, textiles, transportation and every other major production and processing industry. The major markets for products manufactured by the Instrumentation Group of the Industrial Segment are power generation, oil and gas exploration, petrochemical and chemical processing, pulp and paper, semi-conductor manufacturing, medical and analytical applications. The major markets for products of the Filtration Group of the Industrial Segment are industrial machinery, mobile equipment, process equipment, marine, aviation, environmental and semi-conductor manufacturing. Sales of Industrial Segment products are made to original equipment manufacturers and their replacement markets.

                Aerospace Segment sales are made primarily to the commercial, military and general aviation markets and are made to original equipment manufacturers and to end users for maintenance, repair and overhaul.

                The products manufactured by the Climate and Industrial Controls Group of the Other Segment are used principally in mobile air conditioning systems, industrial refrigeration systems, home and commercial air conditioning equipment and industrial process markets. Sales of the Climate and Industrial Controls Group are made to original equipment manufacturers and their replacement markets. Astron Building Systems® ("Astron") of the Other Segment produces pre-engineered single and multi-story buildings that serve industries throughout Europe and Asia. The Wynn's Specialty Chemical Group, which became part of the Other Segment in August 2001, develops and manufactures a wide variety of specialty chemical car care and industrial products and related service programs that are marketed to automobile service technicians and consumers. The Wynn's Specialty Chemical Group also administers vehicle service contract programs that are sold through automobile dealerships and financial institutions to purchasers of automobiles.

Principal Products, Methods of Distribution and Competitive Conditions

                Industrial Segment.   The product lines of the Company's Industrial Segment cover most of the components of motion control systems. The Fluid Connectors Group manufactures connectors, including tube fittings and hose fittings, valves, hoses and couplers, which control, transmit and contain fluid. The Hydraulics Group produces hydraulic components and systems for builders and users of industrial and mobile machinery and equipment, such as cylinders, accumulators, rotary actuators, valves, motors and pumps, hydrostatic steering units, power units, integrated hydraulic circuits, electrohydraulic systems and metering pumps. The Automation Group supplies pneumatic and electromechanical components and systems, including pneumatic valves; linear motors; air preparation units; indexers, stepper and servo drives; multi-axis positioning tables; electric and pneumatic cylinders; structural extrusions; vacuum products; pneumatic logic; human/machine interface hardware and software; and gantry robots. The Seal Group manufactures sealing devices, including o-rings and o-seals; gaskets and packings, which insure leak-proof connections; electromagnetic interference shielding; and thermal management products. The Filtration Group manufactures filters, systems and instruments to monitor and to remove contaminants from fuel, air, oil, water and other fluids and gases, including hydraulic, lubrication and coolant filters; process, chemical and microfiltration filters; compressed air and gas purification filters; lube oil and fuel filters; fuel conditioning filters; fuel filters/water separators; cabin air filters; nitrogen and hydrogen generators and condition monitoring devices. The Instrumentation Group manufactures high quality critical flow components for process instrumentation, ultra-high-purity, medical and analytical applications, including instrumentation and ultra-high-purity tube fittings and gaskets; ball, plug, needle and check valves; packless ultra-high-purity valves; fluoropolymer fittings, tubing, valves and spray guns; miniature solenoid valves; multi-solenoid manifolds; regulators; transducers; quick connects; hose products; and cylinder connections.

                Industrial Segment products include both standard items which are produced in large quantities and custom units which are engineered and produced to original equipment manufacturers' specifications for application to a particular end product. Both standard and custom products are also used in the replacement of original motion control system components. Industrial Segment products are marketed primarily through field sales employees and more than 8,600 independent distributors.

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

                Other Segment.   The principal products of the Company's Other Segment are motion-control and fluid power system components which are manufactured by the Climate and Industrial Controls Group for use primarily in the transportation industry, custom-engineered buildings which are designed and manufactured by Astron and automotive and industrial chemical products, vehicle service contract programs and professional automotive service equipment that are developed and manufactured or administered by the Wynn's Specialty Chemical Group and marketed primarily to consumers, automobile dealerships, automotive service facilities and manufacturing companies.

                The Climate and Industrial Controls Group manufactures components and systems for use in industrial, residential, automotive and mobile air conditioning and refrigeration systems and other applications, including pressure regulators, solenoid valves, expansion valves, filter-dryers, gerotors and hose assemblies. The Climate and Industrial Controls Group products are marketed primarily through field sales employees and independent distributors.

                Astron's pre-engineered single and multi-story buildings serve as aircraft hangars, indoor athletic facilities, automobile showrooms, offices, supermarkets, factories and warehouses. Astron's custom-engineered buildings are marketed primarily through builder/dealers and field sales employees.

                The Wynn's Specialty Chemical Group's product line includes professional chemical products, programs and equipment for automobile service technicians, automotive chemical products for consumers, and forging compounds, cleaners, release agents, lubricants, cutting and drawing fluids and multipurpose coolants used in precision metal forming and machining operations.

                The Wynn's Product Warranty program marketed by the Wynn's Specialty Chemical Group consists of kits of a premium line of automotive treatment products that are accompanied by a special product warranty for purchasers of used automobiles and light trucks.

                The Wynn's Extended Care program marketed by the Wynn's Specialty Chemical Group provides various vehicle service contracts for new and used cars. This program is backed by a contractual liability insurance policy.

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

                In the Other Segment, the Company competes on the basis of product quality, innovation and performance, customer service, its manufacturing and distribution capability, and competitive price. The Company believes that it is one of the principal suppliers in the climate and industrial controls marketplace.

Research and Product Development

                The Company continually researches the feasibility of new products through its development laboratories and testing facilities in many of its worldwide manufacturing locations. Its research and product development staff includes chemists, mechanical, electronic and electrical engineers and physicists.

                Research and development costs relating to the development of new products or services and the improvement of existing products or services amounted to $115,004,000 in fiscal 2001, $94,781,000 in fiscal 2000 and $86,953,000 in fiscal 1999. Reimbursements of customer-sponsored research included in the total cost for each of the respective years were $17,143,000, $16,409,000 and $15,239,000.

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

Backlog and Seasonal Nature of Business

                The Company's backlog at June 30, 2001 was approximately $1,985,902,000 and at June 30, 2000 was approximately $1,797,233,000. Approximately 82% of the Company's backlog at June 30, 2001 is scheduled for delivery in the succeeding twelve months. The Company's business generally is not seasonal in nature.

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

                As of June 30, 2001, the Company is involved in environmental remediation at 22 manufacturing facilities presently or formerly operated by the Company and has been named as a "potentially responsible party," along with other companies, at two off-site waste disposal facilities and two regional Superfund sites.

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

                As of June 30, 2001, the Company has a reserve of $17,870,000 for environmental matters which are probable and reasonably estimable. This reserve is recorded based upon the best estimate of net costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities, the amount of the Company's liability in proportion to other responsible parties and any recoveries receivable.

                The Company's estimated total liability for the above mentioned sites ranges from a minimum of $17,870,000 to a maximum of $40,782,000. The actual costs to be incurred by the Company will be dependent on final delineation of contamination, final determination of remedial action required, negotiations with federal and state agencies with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technology, effectiveness of remedial technologies employed, the ultimate ability to pay of the other responsible parties, and any insurance or third party recoveries.

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

                Steel, brass, aluminum, elastomeric materials and chemicals are the principal raw materials used by the Company. These materials are available from numerous sources in quantities sufficient to meet the requirements of the Company.

Employees

                The Company employed approximately 46,300 persons as of June 30, 2001, of whom approximately 17,520 were employed by foreign subsidiaries.

Business Segment Information

                The net sales, segment operating income and identifiable assets by business segment and net sales and long-lived assets by geographic area for the past three fiscal years, as set forth on page 25 of the Annual Report to Shareholders and specifically excerpted on pages 13-17 to 13-18 of Exhibit 13 hereto, are incorporated herein by reference. The net assets and results of operation for the Wynn's Specialty Chemical Group will be consolidated into the Company's financial statements beginning in the first quarter of fiscal 2002.

Acquisitions and Divestitures

                During fiscal 2001 the Company completed several acquisitions. The discussion of these acquisitions, as set forth beginning on page 27 of the Annual Report to Shareholders and specifically excerpted on page 13-21 of Exhibit 13 hereto, is incorporated herein by reference.

                ITEM 1A. Executive Officers of the Company

                The Company's Executive Officers are as follows:

Name	Position	Officer Since(1)	Age

Donald E. Washkewicz	President, Chief Executive Officer and Director	1997	51

Michael J. Hiemstra	Executive Vice President – Finance and	1987	54
	Administration and Chief Financial Officer

John D. Myslenski	Vice President, Operations	1997	50

Dennis W. Sullivan	Executive Vice President and Director	1978	62

Claus Beneker	Vice President – Technical Director	1999	61

Robert W. Bond	Vice President and President, Automation Group	2000	44

Lynn M. Cortright	Vice President and President, Climate &	1999	60
	Industrial Controls Group

Dana A. Dennis	Controller	1999	53

Daniel T. Garey	Vice President – Human Resources	1995	58

Stephen L. Hayes	Vice President and President, Aerospace Group	1993	60

Marwan M. Kashkoush	Vice President and President, Hydraulics Group	2000	47

Thomas W. Mackie	Vice President and President,	2000	54
	Fluid Connectors Group

John K. Oelslager	Vice President and President, Filtration Group	1997	58

Thomas A. Piraino, Jr.	Vice President, General Counsel and Secretary	1998	52

Timothy K. Pistell	Treasurer	1993	54

Nickolas W. Vande Steeg	Vice President and President, Seal Group	1995	58

Johnny White	Vice President and Corporate Information Officer	2001	57

(1)	Officers of the Company serve for a term of office from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Sullivan, Garey, Hayes, Pistell, and Vande Steeg have served in the executive capacities indicated above during the past five years.

                Mr. Washkewicz was elected Chief Executive Officer effective in July 2001 and President in February 2000. He was Chief Operating Officer from February 2000 to July 2001; Vice President and President of the Hydraulics Group from October 1997 to February 2000; and Vice President-Operations of the Fluid Connectors Group from October 1994 to October 1997.

                Mr. Hiemstra was elected Executive Vice President-Finance and Administration effective in July 2001 and Chief Financial Officer in January 1988. He was Vice President-Finance and Administration from 1987 to July 2001.

                Mr. Myslenski was elected Vice President, Operations effective in July 2001. He was a Vice President from October 1997 to July 2001; President of the Fluid Connectors Group from July 1997 to July 2001; and Vice President – Operations of the Fluid Connectors Group from March 1989 to July 1997.

                Mr. Beneker was elected as Vice President – Technical Director effective in February 1999. He was Vice President of Business Development of the Aerospace Group from July 1995 to February 1999.

                Mr. Bond was elected as a Vice President in July 2000 and named President of the Automation Group effective in April 2000. He was Vice President – Operations of the Fluid Connectors Group from July 1997 to April 2000 and General Manager of the Quick Coupling Division from January 1992 to July 1997.

                Mr. Cortright was elected as a Vice President in January 1999 and was named President of the Climate & Industrial Controls Group effective in November 1998. He was President of the Latin American Group from November 1987 to October 1998.

                Mr. Dennis was elected Controller effective July 1999. He was Vice President/Controller of the Automation Group from August 1997 to July 1999 and Vice President/Controller of the Motion and Control Group from July 1994 to August 1997.

                Mr. Kashkoush was elected as a Vice President in July 2000 and named President of the Hydraulics Group in February 2000. He was President of the European Operations of the Hydraulics Group from February 1999 to February 2000; Group Vice President – Sales and Marketing of the Hydraulics Group from July 1997 to February 1999; and Operations Manager of the Troy, Michigan Sales Division from July 1995 to July 1997.

                Mr. Mackie was elected as a Vice President in July 2000 and named President of the Fluid Connectors Group in July 2001. He was President of the Instrumentation Group from July 1997 to July 2001; and Vice President – Operations of the Fluid Connectors Group from July 1994 to July 1997.

                Mr. Oelslager was elected as a Vice President in October 1997 and named President of the Filtration Group effective in March 2000. He was President of the Automation Group from July 1997 to March 2000 and Vice President – Operations of the Motion and Control Group from July 1995 to July 1997.

                Mr. Piraino was elected as Vice President, General Counsel and Secretary effective in July 1998. He was Vice President-Law from July 1990 to July 1998.

                Mr. White was elected Vice President and Corporate Information Officer effective in July 2001. He was Director of World Wide Business Systems from July 1998 to July 2001; and Director of Business Systems from July 1986 to July 1998.

                ITEM 2.   Properties. The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries. The leased properties are indicated with an asterisk. A "(1)" indicates that the property is occupied by the Company's Industrial Segment, a "(2)" indicates properties occupied by the Aerospace Segment, and a "(3)" indicates that the property is occupied by the Company's Other Segment.

UNITED STATES

State	City

Alabama	Boaz(1)
Huntsville(1)
Jacksonville(1)
Arizona	Glendale(2)
Tempe(1)
Tolleson(2)
Tucson(1)
Arkansas	Benton(1)
Siloam Springs(3)
Trumann(3)
California	Azusa(3)
Irvine(1)(2)
Modesto(1)
Newbury Park*(1)
Richmond(1)
Rohnert Park(1)
San Diego(1)
Sante Fe Springs*(1)
Colorado	Englewood(1)
Connecticut	New Britain(3)
Florida	Longwood(3)
Miami*(1)
Sarasota(1)
Georgia	Dublin(2)
Idaho	Boise*(1)
Illinois	Bensenville(1)
Broadview(3)
Des Plaines(1)
Elgin(1)
Ladd(1)
Lincolnshire(1)
Rockford(1)
Indiana	Albion(1)
Ashley(1)
Goshen(1)
Indianapolis*(1)
New Haven(3)
Syracuse(1)
Tell City(1)
Iowa	Red Oak(1)
Kansas	Manhattan(1)

State	City

Kentucky	Berea(1)
Lexington(1)
Springfield(1)
Maine	Kittery(1)
Portland(3)
Maryland	Baltimore*(1)
Massachusetts	Ayer(2)
Haverhill*(1)
Tewksbury*(1)
Woburn(1)
Michigan	Kalamazoo(2)
Lakeview(1)
Otsego(1)
Oxford(1)
Richland(1)
Troy*(1)(3)
Minnesota	Blaine(1)
Chanhassen*(1)
Golden Valley(1)
Minneapolis(1)
New Hope*(1)
Mississippi	Batesville(3)
Booneville(3)
Madison(1)
Olive Branch*(1)
Missouri	Kennett(3)
Nebraska	Gothenburg(1)
Lincoln(1)
Nevada	Carson City(1)
New Hampshire	Hollis*(1)
Hudson(1)
Portsmouth*(1)
New Jersey	Fairfield*(1)
New York	Chestnut Ridge(1)
Clyde(2)
Lyons(3)
Smithtown(2)
North Carolina	Forest City(1)
Hillsborough(1)
Kings Mountain(1)
Sanford(1)
Snow Hill(1)
Wake Forest*(1)

State	City

Wilson(1)
Ohio	Akron(1)(3)
Andover(2)
Avon(2)
Brookville(1)
Columbus(1)
Dayton*(1)
Eastlake(1)
Eaton(1)
Elyria(1)(2)
Forest(2)
Green Camp(1)
Hicksville(1)
Kent(1)
Lewisburg(1)
Mayfield Heights(1)(2)(3)
Mentor(2)
Metamora(1)
Milford*(1)
Ravenna(1)
St. Marys(1)
Vandalia(1)
Wadsworth(1)
Wickliffe(1)
Youngstown(1)
Oklahoma	Henryetta*(1)
Oregon	Eugene(1)
Pennsylvania	Canton(1)
Harrison City(1)
Reading(1)
South Carolina	Beaufort(1)
Bishopville*(1)
Mount Holley(2)
Spartanburg(1)
Tennessee	Greeneville(1)
Greenfield(3)
Lebanon(1)
Livingston(1)
Memphis*(1)
Texas	Cleburne(1)
Ft. Worth(1)
Mansfield(1)
Utah	Ogden(2)

State	City

Salt Lake City(1)
Virginia	Lynchburg(1)
Washington	Seattle*(2)
Wisconsin	Chetek(1)
Grantsburg(1)
Mauston(3)
Waukesha(1)

Territory	City

Puerto Rico	Ponce*(2)

FOREIGN COUNTRIES

Country	City

Argentina	Buenos Aires(1)(3)
Australia	Castle Hill(1)(3)
Port Melbourne(1)
Wodonga*(1)
Austria	Wiener Neustadt(1)
Belgium	Brussels*(1)
St. Niklaas(3)
Brazil	Cachoerinha(1)
Jacarei(1)(2)(3)
São Paulo(1)
Canada	Brampton*(1)
Grimsby(1)(3)
Orillia(1)
Owen Sound(1)
Chile	Santiago*(1)
Czech Republic	Chomutov(1)(3)
Prague*(1)
Prerov*(3)
Sadská(1)
Denmark	Espergarde(1)
Ishöj(1)(3)
Egypt	Cairo*(1)
England	Barnstaple*(1)
Buxton(1)
Cannock(1)
Cheltenham*(1)
Cornwall*(1)

FOREIGN COUNTRIES

Country	City

Cradley Heath(1)
Derby*(1)
Dewsbury(1)
Grantham(1)
Hemel Hempstead(1)
Marlow*(1)
Ossett(1)
Poole*(1)
Rotherham(1)
Thetford(1)
Warwick(1)
Watford(1)
Finland	Hyrynsalmi*(1)
Urjala(1)
Vantaa(1)
France	Annemasse(1)
Blois(1)
Contamine(1)
Evreux(1)
Pontarlier(1)
Wissembourg(1)
Germany	Bielefeld(1)
Bietigheim-Bissingen(1)
Chemnitz(1)
Cologne(1)
Erfurt(1)
Geringswalde(1)
Hochmössingen(1)
Kaarst(1)
Lampertheim(1)
Mücke(1)
Offenburg*(1)
Pleidelsheim(1)
Queckborn(3)
Scholß-Holte(1)
Weilheim(1)
Wiesbaden(2)
Greece	Athens*(1)
Hungary	Budapest*(1)
India	Mumbai*(1)(3)
Ireland	Dublin*(1)

FOREIGN COUNTRIES

Country	City

Italy	Adro(1)
Arsago Seprio(1)
Corsico(1)(3)
Gessate(3)
Milan(1)
Japan	Yokohama(1)(2)(3)
Luxembourg	Diekirch(3)
Malaysia	Kuala Lumpur*(2)
Mexico	Matamoros(1)
Montemorelos(3)
Monterrey(1)(3)
Tijuana(1)
Toluca(1)
Netherlands	Amelo*(1)
Arnhem(1)
Etten-Leur*(1)
Hendrik-Ido-Ambacht(1)
Hoogezand(1)
Oldenzaal(1)(3)
New Zealand	Mt. Wellington(1)
Norway	Langhus(1)
Peoples Republic of China	Hong Kong*(1)(3)
Shanghai*(1)(3)
Poland	Warsaw*(1)(3)
Wroclaw(1)
Portugal	Porto*(1)
Romania	Bucharest*(1)
Russia	Moscow*(1)
Saudi Arabia	Riyadh*(1)
Singapore	Singapore*(1)(2)(3)
Slovenia	Novo Mesto*(1)
South Africa	Kempton Park(1)(3)
South Korea	Chonan(3)
Seoul*(1)
Suwon*(1)
Yangsan(1)
Spain	Madrid(1)(3)
Sweden	Borås(1)
Falköping(1)
Spånga(1)
Trollhätten(1)

FOREIGN COUNTRIES

Country	City

Ulricehamn(1)
Switzerland	Geneva(3)
Taiwan	Taipei*(1)(3)
Thailand	Bangkok*(1)(3)
Ukraine	Kiev*(1)
United Arab Emirates	Abu Dhabi*(1)
Venezuela	Caracas*(1)(3)

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

                ITEM 3.   Legal Proceedings.   None.

                ITEM 4.   Submission of Matters to a Vote of Security Holders.   Not applicable.

PART II

                ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder Matters. As of August 31, 2001, the number of shareholders of record of the Company was 6,349 and the number of beneficial owners was approximately 50,730. Information regarding stock price and dividend information with respect to the Company's common stock, as set forth on page 35 of the Annual Report to Shareholders and specifically excerpted on page 13-36 of Exhibit 13 hereto, is incorporated herein by reference.

                ITEM 6.   Selected Financial Data. The information set forth on pages 36 and 37 of the Annual Report to Shareholders, as specifically excerpted on page 13-39 of Exhibit 13 hereto, is incorporated herein by reference.

                ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations. The information set forth on pages 18, 20, 22, 24, 25, and 38 of the Annual Report to Shareholders, as specifically excerpted on pages 13-1 to 13-10 of Exhibit 13 hereto, is incorporated herein by reference.

                ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk. The Company enters into forward exchange contracts, costless collar contracts and cross-currency swap agreements to reduce its exposure to fluctuations in related foreign currencies. The total value of open contracts and any risk to the Company as a result of these arrangements as well as the market risk of changes in near term interest rates is not material to the Company's financial position, liquidity or results of operations.

For further discussion see the Significant Accounting Policies Footnote on page 27 of the Annual Report to Shareholders, as specifically excerpted on page 13-21 of Exhibit 13 hereto and incorporated herein by reference.

                ITEM 8.   Financial Statements and Supplementary Data. The information set forth on pages 17, 19, 21, 23, 25 to 35 and 38 of the Annual Report to Shareholders, as specifically excerpted on pages 13-11 to 13-38 of Exhibit 13 hereto, is incorporated herein by reference.

                ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. Not applicable.

PART III

                ITEM 10.   Directors and Executive Officers of the Registrant. Information required with respect to the Directors of the Company is contained on pages 1 to 3 of the Company's definitive Proxy Statement dated September 24, 2001 (the "Proxy Statement") under the caption "Election of Directors." The foregoing information is incorporated herein by reference. Information with respect to the executive officers of the Company is included in Part I hereof.

                The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 3 of the Proxy Statement is incorporated herein by reference.

                ITEM 11.   Executive Compensation. The information set forth under the caption "Compensation of Directors" on page 3 of the Proxy Statement and under the caption "Executive Compensation" on pages 8 to 10 of the Proxy Statement is incorporated herein by reference.

                ITEM 12.   Security Ownership of Certain Beneficial Owners and Management. The information set forth under the caption ""Change in Control" Severance Agreements with Officers" on page 11 of the Proxy Statement and under the caption "Principal Shareholders of the Corporation" on page 13 of the Proxy Statement is incorporated herein by reference.

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

b.	The Registrant did not file a Current Report on Form 8-K in the quarter ended June 30, 2001.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKER-HANNIFIN CORPORATION

By: /s/	M. J. Hiemstra
Michael J. Hiemstra Executive Vice President – Finance and Administration and Chief Financial Officer

September 27, 2001

                Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

      Signature and Title

DUANE E. COLLINS, Chairman of the Board of Directors;
DONALD E. WASHKEWICZ, Chief Executive Officer and Director;
DANA A. DENNIS, Controller and Principal Accounting Officer;
JOHN G. BREEN, Director; PAUL C. ELY, JR., Director;
WILLIAM E. KASSLING, Director; PETER W. LIKINS, Director;
GIULIO MAZZALUPI, Director; KLAUS-PETER MÜLLER, Director;
HECTOR R. ORTINO, Director; ALLAN L. RAYFIELD, Director;
WOLFGANG R. SCHMITT, Director; DEBRA L. STARNES, Director;
and DENNIS W. SULLIVAN, Director.

              Date: September 27, 2001

/s/ M. J. Hiemstra
Michael J. Hiemstra, Executive Vice President – Finance
and Administration, Principal Financial Officer and
Attorney-in-Fact

PARKER-HANNIFIN CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Reference

Excerpt from Annual
	Form 10-K	Report to Shareholders
	Annual Report	as set forth in Exhibit 13
	(Page)	(Page)

Data incorporated by reference from the
Annual Report to Shareholders as specifically
excerpted in Exhibit 13 hereto:

Report of Independent Accountants	—	13-38

Consolidated Statement of Income for the
years ended June 30, 2001, 2000 and 1999	—	13-11

Consolidated Statement of Comprehensive Income
for the years ended June 30, 2001, 2000 and
1999	—	13-12

Consolidated Balance Sheet at June 30, 2001
and 2000	—	13-13 and 13-14

Consolidated Statement of Cash Flows for
the years ended June 30, 2001, 2000 and 1999	—	13-15 and 13-16

Notes to Consolidated Financial Statements	—	13-19 to 13-36

Report of Independent Accountants on the
Financial Statement Schedule	F-2

Schedule:

II - Valuation and Qualifying Accounts	F-3	—

           Individual financial statements and related applicable schedules for the Registrant (separately) have been omitted because the Registrant is primarily an operating company and its subsidiaries are considered to be totally-held.

F-1

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors
of Parker Hannifin Corporation:

Our audits of the consolidated financial statements referred to in our report dated July 27, 2001 appearing in the 2001 Annual Report to Shareholders of Parker Hannifin Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio
July 27, 2001

F -2

PARKER-HANNIFIN CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 1999, 2000 and 2001
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E

		Additions
	Balance at	Charged to	Other	Balance
	Beginning	Costs and	(Deductions)/	At End
Description	Of Period	Expenses	Additions (A)	Of Period

Allowance for doubtful accounts:

Year ended June 30, 1999	$9,004	$2,318	$(1,925)	$9,397

Year ended June 30, 2000	9,397	2,996	(1,973)	10,420

Year ended June 30, 2001	$10,420	$4,104	$(3,414)	$11,110

(A)	Net balance of deductions due to uncollectible accounts charged off and additions due to acquisitions or recoveries.

F-3

Exhibit Index

Exhibit No.	Description of Exhibit

(3)	Articles of Incorporation and By-Laws

(3)(a)	Amended Articles of Incorporation(A).

(3)(b)	Code of Regulations, as amended.

(4)	Instruments Defining Rights of Security Holders:

(4)(a)	Rights Agreement, dated January 31, 1997, between the Registrant and KeyBank National Association (“KeyBank”)(B), as amended by the First Addendum to Shareholder Protection Rights Agreement, dated April 21, 1997, between the Registrant and Wachovia Bank of North Carolina N.A. (“Wachovia”), as successor to KeyBank(C),and the Second Addendum to Shareholder Protection Rights Agreement, dated June 15, 1999, between the Registrant and National City Bank, as successor to Wachovia(C).

The Registrant is a party to other instruments, copies of which will be furnished to the Commission upon request, defining the rights of holders of its long-term debt identified in Note 8 of the Notes to Consolidated Financial Statements appearing on page 30 of the Annual Report to Shareholders as specifically excerpted on page 13-26 of Exhibit 13 hereto, which Note is incorporated herein by reference.

(10)	Material Contracts:

(10)(a)	Form of Change in Control Severance Agreement entered into by the Registrant and executive officers.*

(10)(b)	Parker-Hannifin Corporation Change in Control Severance Plan, as amended.*

(10)(c)	Form of Indemnification Agreement entered into by the Registrant and its directors and executive officers(D).

(10)(d)	Exchange Agreement entered into as of May 11, 1999 between the Registrant and Duane E. Collins including an Executive Estate Protection Plan comprised of the Executive Estate Protection Agreement entered into by the Registrant, Duane E. Collins and The Duane E. Collins Irrevocable Trust dated 5/10/99 (the “Trust”), the Collateral Assignment between the Registrant and the Trust and the “as sold” illustration of an Executive Estate Protection Plan Insurance Policy(E).*

Exhibit Index

Exhibit No.	Description of Exhibit

(10)(e)	Exchange Agreement entered into as of October 29, 1999 between the Registrant and Michael J. Hiemstra including an Executive Estate Protection Plan comprised of the Executive Estate Protection Agreement among the Registrant, Michael J. Hiemstra, and the Irrevocable Trust Creating Vested Trusts for Children of Michael J. Hiemstra dated August 16, 1999 (the “Trust”) and the Collateral Assignment between the Trust and the Registrant(F).*

(10)(f)	Exchange Agreement entered into as of February 22, 2000 between the Registrant and Daniel T. Garey including the Executive Estate Protection Agreement among the Registrant, Daniel T. Garey, and the Daniel T. Garey and Diane-Worthington Garey Irrevocable Trust dated December 22, 1999 (the “Trust”) and the Collateral Assignment between the Trust and the Registrant(G).*

(10)(g)	Exchange Agreement entered into as of October 12, 2000 between the Registrant and Thomas A. Piraino, Jr. including an Executive Estate Protection Plan comprised of the Executive Estate Protection Agreement among the Registrant, Thomas A. Piraino, Jr., and the Thomas A. Piraino, Jr. and Barbara C. McWilliams Irrevocable Trust dated September 1, 2000 (the “Trust”) and the Collateral Assignment between the Trust and the Registrant(H).*

(10)(h)	Form of Executive Life Insurance Agreement entered into by the Registrant and executive officers, as amended and restated(I).*

(10)(i)	Parker-Hannifin Corporation Supplemental Executive Retirement Benefits Program (August 15, 1996 Restatement).*

(10)(j)	Parker-Hannifin Corporation 1990 Employees Stock Option Plan, as amended.*

(10)(k)	Parker-Hannifin Corporation 1993 Stock Incentive Program, as amended(J).*

(10)(l)	Parker-Hannifin Corporation 2001 Target Incentive Bonus Plan Description (K).*

(10)(m)	Parker-Hannifin Corporation 2002 Target Incentive Bonus Plan Description.*

(10)(n)	Parker-Hannifin Corporation 1999-00-01 Long Term Incentive Plan Description(L).*

(10)(o)	Parker-Hannifin Corporation 2000-01-02 Long Term Incentive Plan Description(M).*

(10)(p)	Parker-Hannifin Corporation 2001-02-03 Long Term Incentive Plan Description(N).*

(10)(q)	Parker-Hannifin Corporation 2002-03-04 Long Term Incentive Plan Description.*

Exhibit Index

Exhibit No.	Description of Exhibit

(10)(r)	Parker-Hannifin Corporation Savings Restoration Plan, as restated(O).*

(10)(s)	Parker-Hannifin Corporation Pension Restoration Plan, as amended and restated(P).*

(10)(t)	Parker-Hannifin Corporation Executive Deferral Plan, as restated(Q).*

(10)(u)	Parker-Hannifin Corporation Volume Incentive Plan, as amended(R).*

(10)(v)	Parker-Hannifin Corporation Non-Employee Directors' Stock Plan, as amended.*

(10)(w)	Parker-Hannifin Corporation Non-Employee Directors Stock Option Plan.*

(10)(x)	Parker-Hannifin Corporation Deferred Compensation Plan for Directors, as amended and restated.*

(10)(y)	Parker-Hannifin Corporation Stock Option Deferral Plan(S).*

(10)(z)	Agreement and Plan of Merger, dated as of January 14, 2000, by and between Commercial Intertech Corp. and the Registrant(T).

(10)(aa)	Agreement and Plan of Merger, dated as of June 13, 2000, by and among Wynn’s International, Inc., the Registrant and WI Holding Inc.(U).

(11)	Computation of Common Shares Outstanding and Earnings Per Share is incorporated by reference to Note 5 of the Notes to Consolidated Financial Statements appearing on page 29 of the Annual Report to Shareholders as specifically excerpted on pages 13-24 and 13-25 of Exhibit 13 hereto.

(12)	Computation of Ratio of Earnings to Fixed Charges as of June 30, 2001.

(13)	Excerpts from Annual Report to Shareholders for the fiscal year ended June 30, 2001 which are incorporated herein by reference thereto.

(21)	List of subsidiaries of the Registrant.

(23)	Consent of Independent Accountants.

(24)	Power of Attorney.

*Management contracts or compensatory plans or arrangements.

(A)	Incorporated by reference to Exhibit 3 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-4982).

(B)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed with the Commission on February 4, 1997 (Commission File No. 1-4982).

(C)	Incorporated by reference to Exhibit 4(a) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 1999 (Commission File No. 1-4982).

(D)	Incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-4982).

(E)	Incorporated by reference to Exhibit 10(d) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 1999 (Commission File No. 1-4982).

(F)	Incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 1999 (Commission File No. 1-4982).

(G)	Incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2000 (Commission File No. 1-4982).

(H)	Incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2000 (Commission File No. 1-4982).

(I)	Incorporated by reference to Exhibit (10)(e) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 1999 (Commission File No. 1-4982).

(J)	Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-4982).

(K)	Incorporated by reference to Exhibit 10(l) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-4982).

(L)	Incorporated by reference to Exhibit 10(m) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 1-4982).

(M)	Incorporated by reference to Exhibit 10(o) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 1999 (Commission File No. 1-4982).

(N)	Incorporated by reference to Exhibit 10(p) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-4982).

(O)	Incorporated by reference to Exhibit 10(q) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-4982).

(P)	Incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1999 (Commission File No. 1-4982).

(Q)	Incorporated by reference to Exhibit 10(s) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-4982).

(R)	Incorporated by reference to Exhibit 10(t) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-4982).

(S)	Incorporated by reference to Exhibit 10(u) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 1-4982).

(T)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 17, 2000 (Commission File No. 1-4982).

(U)	Incorporated by reference to Exhibit (d)(2) to the Schedule TO filed by the Registrant and WI Holding Inc. on June 22, 2000.

Shareholders may request a copy of any of the exhibits to this Annual Report on Form 10-K by writing to the Secretary, Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141.