Form 10-Q
period 2001-09-30
PARKER HANNIFIN CORP
filed 2001-11-13
CIK 76334

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission File number 1-4982


                          PARKER-HANNIFIN CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   OHIO                             34-0451060
--------------------------------------------------------------------------------
     (State or other jurisdiction of             (IRS Employer
     incorporation or organization)              Identification No.)



         6035 Parkland Blvd., Cleveland, Ohio        44124-4141
--------------------------------------------------------------------------------
       (Address of principal executive offices)      (Zip Code)



Registrant's telephone number, including area code:      (216) 896-3000
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

                    Yes  X     No __.
                        ---

Number of Common Shares outstanding at September 30, 2001    117,275,168

                        PART I - FINANCIAL INFORMATION

                          PARKER-HANNIFIN CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                     Three Months Ended
                                                       September 30,
                                               -----------------------------
                                                   2001            2000
                                               -------------  --------------
Net sales                                      $  1,475,867   $   1,485,131
Cost of sales                                     1,197,625       1,159,029
                                               ------------   -------------
Gross profit                                        278,242         326,102
Selling, general and administrative expenses        165,415         162,441
Interest expense                                     20,454          21,168
Interest and other (income) expense, net               (117)        (51,377)
                                               ------------   -------------
Income before income taxes                           92,490         193,870
Income taxes                                         31,909          68,824
                                               ------------   -------------
Net income                                     $     60,581   $     125,046
                                               ============   =============

Earnings per share - basic                     $        .53   $        1.10

Earnings per share - diluted                   $        .52   $        1.09

Cash dividends per common share                $        .18   $         .17

         See accompanying notes to consolidated financial statements.

                          PARKER-HANNIFIN CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)
                                  (Unaudited)

                                                            September 30,       June 30,
     ASSETS                                                      2001             2001
----------------                                          -----------------  ----------------
Current assets:
  Cash and cash equivalents                               $       35,384     $       23,565
  Restricted investments                                          86,992                  -
  Accounts receivable, net                                       920,958            922,325
  Inventories:
    Finished products                                            546,606            495,704
    Work in process                                              334,256            344,861
    Raw materials                                                166,851            168,299
                                                          --------------     --------------
                                                               1,047,713          1,008,864
  Prepaid expenses                                                43,580             39,486
  Deferred income taxes                                          109,376             91,439
  Net assets held for sale                                             -            110,683
                                                          --------------     --------------
      Total current assets                                     2,244,003          2,196,362

Plant and equipment                                            3,142,175          3,006,064
  Less accumulated depreciation                                1,542,018          1,457,376
                                                          --------------     --------------
                                                               1,600,157          1,548,688
Goodwill                                                       1,083,467            953,648
Intangible assets, net                                            17,492              8,584
Other assets                                                     550,856            630,379
                                                          --------------     --------------
      Total assets                                        $    5,495,975     $    5,337,661
                                                          ==============     ==============

       LIABILITIES
---------------------------
Current liabilities:
  Notes payable                                           $      583,428     $      546,502
  Accounts payable, trade                                        380,009            367,806
  Accrued liabilities                                            452,821            436,947
  Accrued domestic and foreign taxes                              81,315             61,874
                                                          --------------     --------------
      Total current liabilities                                1,497,573          1,413,129
Long-term debt                                                   874,228            857,078
Pensions and other postretirement benefits                       206,427            318,527
Deferred income taxes                                            144,243            131,708
Other liabilities                                                192,866             88,304
                                                          --------------     --------------
      Total liabilities                                        2,915,337          2,808,746

   SHAREHOLDERS' EQUITY
--------------------------
Serial preferred stock, $.50 par value;
   authorized 3,000,000 shares; none issued                           --                --
Common stock, $.50 par value; authorized
   600,000,000 shares; issued 117,466,709 shares at
   September 30 and 117,409,197 shares at June 30                 58,733             58,705
Additional capital                                               349,183            346,228
Retained earnings                                              2,466,347          2,426,496
Unearned compensation related to guarantee of ESOP debt          (89,990)           (96,398)
Deferred compensation related to stock options                     2,347              2,347
Accumulated other comprehensive (loss)                          (198,918)          (204,531)
                                                          --------------     --------------
                                                               2,587,702          2,532,847
Less treasury shares, at cost:
  191,541 shares at September 30
  and 100,000 shares at June 30                                   (7,064)            (3,932)
                                                          --------------     --------------
      Total shareholders' equity                               2,580,638          2,528,915
                                                          --------------     --------------
      Total liabilities and shareholders' equity          $    5,495,975     $    5,337,661
                                                          ==============     ==============

          See accompanying notes to consolidated financial statements.

                          PARKER-HANNIFIN CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                     Three Months Ended
                                                                       September 30,
                                                              -------------------------------
                                                                 2001              2000
                                                              -------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income                                                    $     60,581    $      125,046
  Adjustments to reconcile net income to net cash
        provided by operations:
     Depreciation                                                   59,159            51,415
     Amortization                                                    2,604            16,017
     Deferred income taxes                                          (8,750)           22,557
     Foreign currency transaction loss                               1,342               524
     (Gain) on sale of plant and equipment                            (104)          (58,231)
  Changes in assets and liabilities:
      Restricted investments                                        (8,472)                -
      Accounts receivable                                           68,870           (64,532)
      Inventories                                                    2,522           (23,922)
      Prepaid expenses                                              10,168             7,967
      Net assets held for sale                                      35,683             6,973
      Other assets                                                  14,331           (28,369)
      Accounts payable, trade                                      (10,427)          (35,989)
      Accrued payrolls and other compensation                      (43,599)          (49,930)
      Accrued domestic and foreign taxes                            14,485            34,922
      Other accrued liabilities                                      7,537               287
      Pensions and other postretirement benefits                    (4,492)            7,910
      Other liabilities                                              1,659             7,319
                                                              ------------    --------------
           Net cash provided by operating activities               203,097            19,964

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Acquisitions (less acquired cash of $5,240 in 2000)             (135,545)         (485,923)
  Capital expenditures                                             (59,296)          (66,083)
  Proceeds from sale of plant and equipment                          5,679            67,486
  Other                                                            (15,391)            4,472
                                                              ------------    --------------
           Net cash (used in) investing activities                (204,553)         (480,048)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Net (payments for) proceeds from common share activity              (149)            1,725
  Proceeds from notes payable, net                                  33,838           261,261
  Proceeds from long-term borrowings                                 5,842           263,585
  Payments of long-term borrowings                                  (3,837)          (58,839)
  Dividends                                                        (20,731)          (19,361)
                                                              ------------    --------------
           Net cash provided by financing activities                14,963           448,371
  Effect of exchange rate changes on cash                           (1,688)           (1,557)
                                                              ------------    --------------
  Net increase (decrease) in cash and cash equivalents              11,819           (13,270)
  Cash and cash equivalents at beginning of year                    23,565            68,460
                                                              ------------    --------------
  Cash and cash equivalents at end of period                  $     35,384    $       55,190
                                                              ============    ==============

          See accompanying notes to consolidated financial statements.

                           PARKER-HANNIFIN CORPORATION
                    BUSINESS SEGMENT INFORMATION BY INDUSTRY
                             (Dollars in thousands)
                                   (Unaudited)


The Company operates in two principal industry segments: Industrial and Aerospace. The Industrial Segment is the largest and includes a significant portion of International operations.

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

The Company also reports an Other Segment consisting of several business units which produce motion-control and fluid power system components for use primarily in the transportation industry, a business unit which designs and manufactures custom-engineered buildings and beginning in fiscal 2002, a business unit which develops and manufactures chemical car care and industrial products and related service programs and a business unit which administers vehicle service contract programs.


Business Segment Results by Industry

                                                              Three Months Ended
                                                                September 30,
                                                       ------------------------------
                                                            2001            2000
                                                       --------------- --------------
Net sales
    Industrial:
        North America                                  $      650,840  $     770,105
        International                                         296,291        308,084
    Aerospace                                                 312,500        270,388
    Other                                                     216,236        136,554
                                                       --------------  -------------
Total                                                  $    1,475,867  $   1,485,131
                                                       ==============  =============

Segment operating income
    Industrial:
        North America                                  $       40,465  $     106,939
        International                                          19,828         24,264
    Aerospace                                                  56,892         44,276
    Other                                                      16,992         11,865
                                                       --------------  -------------
Total segment operating income                                134,177        187,344
Corporate general and administrative expenses                  16,939         17,384
                                                       --------------  -------------
Income before interest expense and other                      117,238        169,960
Interest expense                                               20,454         21,168
Other expense (income)                                          4,294        (45,078)
                                                       --------------  -------------
Income before income taxes                             $       92,490  $     193,870
                                                       ==============  =============

Note: In July 2001, the Company adopted SFAS No. 142 and therefore, future amortization of goodwill has been discontinued. Income before income taxes for the three months ended September 30, 2000 includes $14,709 of goodwill amortization ($6,691 in Industrial North America; $2,925 in Industrial International; $1,860 in Aerospace; $1,088 in Other; and $2,145 in Other expense (income)).

                          PARKER-HANNIFIN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Dollars in thousands, except per share amounts

                           ________________________


1.   Management representation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three months ended September 30, 2001 and 2000 and cash flows for the three months then ended.

2.   Restricted investments

     Restricted investments are funds held in a separate trust account to be used primarily to pay claims related to various vehicle service contract programs marketed by the extended care warranty businesses acquired as part of Wynn's International. The funds in the trust account are managed by the Company and typically include money market accounts, commercial paper and municipal securities which have maturities of three months or less when purchased and are stated at cost, which approximates fair market value. Any residual funds in the trust account and all investment income or loss accrue to the benefit of the Company.

3.   Earnings per share

     The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2001 and 2000.

                                             Three Months Ended
                                                September 30,
                                        --------------------------
                                             2001          2000
                                        ------------  ------------
       Numerator:
       ----------
       Net income applicable
         to common shares               $     60,581  $    125,046

       Denominator:
       ------------
       Basic - weighted average
         common shares                   115,166,914   113,929,685

       Increase in weighted average
         from dilutive effect of
         exercise of stock options           585,784       632,296
                                        ---------------------------
       Diluted - weighted average
         common shares, assuming
         exercise of stock options       115,752,698   114,561,981
                                        ===========================

       Basic earnings per share         $        .53  $       1.10

       Diluted earnings per share       $        .52  $       1.09

4.   Stock repurchase program


     The Board of Directors has approved a program to repurchase the Company's common stock on the open market, at prevailing prices. The repurchase is primarily funded from operating cash flows and the shares are initially held as treasury stock. During the three- month period ended September 30, 2001 the Company purchased 85,000 shares of its common stock at an average price of $33.59 per share.


5.   Comprehensive income

     The Company's items of other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains (losses) on marketable securities. Comprehensive income for the three months ended September 30, 2001 and 2000 is as follows:


                                                  Three Months Ended
                                                     September 30,
                                                  -------------------
                                                     2001      2000
                                                  -------------------

       Net income                                   $60,581  $125,046
       Foreign currency
         translation adjustments                     10,886   (44,787)
       Unrealized (loss) gain on marketable
         securities (net of taxes of $(3,177)
         in 2001 and $9,321 in 2000)                 (5,273)   15,469
                                                  -------------------
       Comprehensive income                         $66,194  $ 95,728
                                                  ===================


6.   Gain on sale of real property

     During the first quarter of fiscal 2001 the Company recorded a $55,548 gain ($34,662 after-tax or $.30 per share) realized on the sale of real property. The gain is reflected in the Consolidated Statement of Income in Interest and other (income) expense, net.

7.   Charges related to business realignment

     During the first quarter of fiscal 2002, the Company recorded a $5,041 charge ($3,302 after-tax or $.03 per share) for the costs of appropriately structuring its businesses to operate in their current economic environment. The charge primarily relates to severance costs attributable to 288 employees in the Industrial Segment, 139 employees in the Aerospace Segment and 8 employees in the Other Segment. As of September 30, 2001, the Company had made the majority of the severance payments with the remaining payments expected to be made by December 31, 2001. Of the pre-tax amount, $3,317 relates to the Industrial Segment, $1,207 relates to the Aerospace Segment and $517 relates to the Other Segment.

     The business realignment costs are presented in the Consolidated Statement of Income for the three months ended September 30, 2001 as follows: $4,634 in Cost of sales and $407 in Selling, general and administrative expenses.

8.   Goodwill and Intangible Assets

     On July 1, 2001 the Company adopted the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. SFAS No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company intends to complete a transitional goodwill impairment test by December 31, 2001 and does not anticipate recognizing an impairment loss. No reclassification of intangible assets apart from goodwill was necessary as a result of the adoption of SFAS No. 142. Goodwill amortization expense in the first quarter of fiscal 2001 was $14,709 ($12,641 after tax or $.11 per share).

     The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 occurred as of the beginning of the three-month period ended September 30, 2000:


                                                Three Months Ended
                                                   September 30,
                                                ------------------
                                                  2001      2001
                                                -------   --------
       Net income:
       As reported                               $60,581  $125,046
       Goodwill amortization                                12,641
                                                ------------------
       Adjusted net income                       $60,581  $137,687
                                                ==================

       Basic earnings per share:
       As reported                               $  0.53  $   1.10
       Goodwill amortization                                  0.11
                                                ------------------
       Adjusted basic earnings per share         $  0.53  $   1.21
                                                ==================

       Diluted earnings per share:
       As reported                               $  0.52  $   1.09
       Goodwill amortization                                  0.11
                                                ------------------
       Adjusted diluted earnings per share       $  0.52  $   1.20
                                                ==================

The changes in the carrying amount of goodwill for the three months ended September 30, 2001 are as follows:


                                           Industrial  Aerospace   Other
                                            Segment     Segment   Segment     Total
                                           ----------  ---------  --------  ----------

       Balance as of June 30, 2001           $769,675    $76,090  $107,883  $  953,648
       Acquisitions                            25,558               48,110      73,668
       Balance sheet reclassification                               31,055      31,055
       Goodwill adjustments and other          18,939        107     6,050      25,096
                                           -------------------------------------------
       Balance as of September 30, 2001      $814,172    $76,197  $193,098  $1,083,467
                                           ===========================================

Balance sheet reclassification represents the change in balance sheet presentation during the first quarter of fiscal 2002 for net assets held for sale (see Note 10 for further discussion). Goodwill adjustments and other represents final adjustments to the purchase price allocation for acquisitions completed within the last fiscal year and foreign currency translation adjustments.

9.   Acquisitions

     On July 16, 2001 the Company completed the acquisition of Dana Corporation's Chelsea Products Division (Chelsea). Chelsea is a supplier of power take-offs and related auxiliary power devices for medium and heavy-duty vocational equipment with annual sales of $67 million.

     On August 31, 2001 the Company acquired the Aeroquip Air Conditioning and Refrigeration (AC&R) business from Eaton Corporation. AC&R produces mechanical controls and fluid systems for the residential and commercial air conditioning and refrigeration markets with annual sales of $75 million.

     On October 19, 2001 the Company acquired assets associated with the global fluid management business of Dayco Industrial from MarkIV/BC Partners. With annual revenues of $304 million, the Dayco assets acquired include Imperial-Eastman products and a wide array of hydraulic and industrial hose and connectors.

     Total purchase price for these businesses was approximately $300 million in cash. These acquisitions are being accounted for by the purchase method.


10.  Net assets held for sale

     At June 30, 2001, Net assets held for sale included the estimated net cash proceeds and estimated net earnings during the holding period (including incremental interest expense on debt incurred in the acquisition) of the metal forming business, which was acquired as part of Commercial Intertech in fiscal 2000, and the specialty chemical and warranty businesses, which were acquired as part of Wynn's International in fiscal 2001.

     During the first quarter of fiscal 2002, the Company completed the divestiture of the metal forming business. No gain or loss was recognized on the transaction. In July 2001 the one-year period during which the earnings of the specialty chemical and warranty businesses were excluded from the Company's Consolidated Statement of Income expired. Due to market conditions, the Company decided to suspend its efforts to sell the specialty chemical and warranty businesses. As such, the net assets of the specialty chemical and warranty businesses are presented in the Consolidated Balance Sheet as of September 30, 2001 in their respective individual line items and their results of operations have been included in the Consolidated Statement of Income of the Company beginning in July 2001. The specialty chemical and warranty businesses are included in the Other Segment for segment reporting purposes.

                          PARKER-HANNIFIN CORPORATION

                                   FORM 10-Q
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                 AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2000


CONSOLIDATED STATEMENT OF INCOME

Net sales for the first quarter of fiscal 2002 were $1,475.9 million, a slight decrease over prior-year first quarter sales of $1,485.1 million. Without acquisitions and the inclusion of the results from businesses previously classified as assets held for sale, net sales decreased 11.4 percent, primarily the result of lower volume in the Industrial North American operations.

Income from operations in the current quarter were $112.8 million, a 31.1 percent decrease over the prior-year quarter income from operations of $163.7 million. Included in the current-year income from operations was $5.0 million in business realignment charges (see Note 7 on page 7 for further discussion). Included in the prior-year income from operations was $14.7 million of goodwill amortization. Excluding the business realignment charges and goodwill amortization, current-year operating income, as a percent of sales, decreased to
8.0 percent from 12.0 percent in the prior year. Excluding the business realignment charges and goodwill amortization, cost of sales, as a percent of sales, increased to 80.8 percent from 78.0 percent. The decreasing margins reflect the weakness experienced in the North American Industrial operations, resulting in underabsorption of overhead costs, partially offset by higher volume and margins experienced in the Aerospace operations. Excluding business realignment charges and goodwill amortization, selling, general and administrative expenses, as a percent of sales, were 11.2 percent compared to
9.9 percent in the prior year primarily due to the lower sales volume as well as higher selling expenses experienced by businesses previously held for sale.

Interest expense for the current-year quarter decreased 3.4 percent due primarily to lower weighted-average interest rates.

Interest and other (income) expense, net for the first quarter of fiscal 2001 included a $55.5 million gain realized on the sale of real property and $5.4 million of certain asset impairments.

The effective tax rate decreased to 34.5 percent for the current-year quarter, compared to 35.5 percent in the prior-year quarter. The decrease in the rate is primarily due to the deductibility of certain goodwill amortization for tax purposes that is no longer being amortized for financial reporting purposes due to the Company's adoption of SFAS No. 142 in the first quarter of fiscal 2002.

Net income for the quarter was $60.6 million compared to $125.0 million in the prior year. Net income decreased to 4.1 percent of sales compared to 8.5 percent in the prior-year.

Backlog decreased to $1.91 billion at September 30, 2001 compared to $1.98 billion in the prior year and $1.99 billion at June 30, 2001. The decrease in backlog reflects lower order rates experienced across most markets in the Industrial North American operations, as well as a decrease in Aerospace orders rates that began in the latter part of the first quarter.


RESULTS BY BUSINESS SEGMENT

INDUSTRIAL - Net sales of the Industrial Segment decreased 12.2 percent to $947.1 million compared to $1,078.2 million in the prior year. Industrial North American sales decreased 15.5 percent, and Industrial International sales decreased 3.8 percent. Without the effect of currency rate changes, International sales would have increased 1.3 percent. Without the effect of acquisitions, North American sales decreased 23.6 percent, and International sales decreased 7.2 percent. The decrease in Industrial North American sales reflects lower volume experienced across virtually all of the Industrial

North American markets, particularly in the semiconductor manufacturing and telecommunications markets. The decrease in International Industrial sales is attributed to lower volume across most markets in Europe, Latin America and the Asia Pacific region.

Operating income for the Industrial Segment decreased 54.0 percent to $60.3 million compared to $131.2 million in the prior year with Industrial North American operating income decreasing 62.2 percent and Industrial International operating income decreasing 18.3 percent. Included in the current-year operating income was $2.5 million and $0.8 million of business realignment charges in Industrial North America and Industrial International, respectively. These charges were made as a result of actions the Company took to appropriately structure the Industrial operations to operate in their current economic environment and primarily consisted of severance costs for 186 employees in the Industrial North American operations and 102 employees in the Industrial International operations. Included in the prior-year operating income was $6.7 million and $2.9 million of goodwill amortization in Industrial North America and Industrial International, respectively. Excluding the business realignment charges and goodwill amortization, Industrial North American operating income decreased 62.2 percent from the prior year and Industrial International operating income decreased 24.2 percent from the prior year.

Excluding business realignment charges and goodwill amortization, North American operating income, as a percent of sales, decreased to 6.6 percent from 14.8 percent and Industrial International operating income, as a percent of sales, decreased to 7.0 percent from 8.8 percent. The decline in Industrial North American margins is primarily due to lower sales volume experienced across virtually all markets which resulted in the underabsorption of fixed overhead costs. The decline in Industrial International margins is primarily due to the lower sales volume experienced across most international markets.

Industrial Segment backlog decreased 18.5 percent compared to a year ago, and decreased 6.3 percent since June 30, 2001, primarily due to lower order rates within most Industrial markets.

The tragic events of September 11, 2001 and their near-term effect on the U.S. economy has made it difficult to assess the business conditions that are likely to be experienced by the Industrial Segment operations for the remainder of fiscal year 2002. At the present time, business conditions are expected to be the same as those experienced in the first quarter with some improvement anticipated in the second half of the fiscal year. The second half improvement assumes the Industrial Segment markets experience an increase in demand resulting from an economic stimulus package provided by the federal government, although no assurance can be given that the stimulus package will create such demand. The Company expects to continue to take the necessary actions to appropriately structure the Industrial Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2002.

AEROSPACE - Net sales of the Aerospace Segment increased 15.6 percent to $312.5 million compared to $270.4 million in the prior year. Operating income increased 28.5 percent to $56.9 million compared to $44.3 million in the prior year. Operating income for the current-year first quarter includes $1.2 million in business realignment charges, and operating income for the prior-year first quarter included $1.9 million in goodwill amortization. The business realignment charge relates to actions the Company took to appropriately structure the Aerospace operations to operate in their current economic environment and consisted of severance costs related to 139 employees.
Excluding the business realignment charges and goodwill amortization, operating income, as a percent of sales, increased to 18.6 percent from 17.1 percent primarily due to a higher mix of aftermarket business, as well as an increase in OEM activity.

Backlog for the Aerospace Segment increased 4.6 percent compared to a year ago and decreased 3.3 percent since June 30, 2001. Backlog decreased during the first quarter of fiscal 2002 primarily due to a decline in both commercial OEM and aftermarket order rates, particularly those experienced in the latter part of the first quarter. For the remainder of the fiscal year, the Company expects further slowdowns in commercial OEM and aftermarket orders, especially in light of the impact on the commercial airline industry resulting from the tragic events of September 11, 2001. However, an increase in orders is anticipated in the military and defense market. The Company expects to continue to take the necessary actions to appropriately structure the Aerospace operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2002.

OTHER - Net Sales of the Other Segment for the first quarter of fiscal 2002 increased 58.4 percent to $216.2 million compared to $136.6 million in the prior-year first quarter. Without the effect of acquisitions and the inclusion of the results from businesses previously classified as assets held for sale (see Note 10 on page 9 for further discussion), sales decreased 5.4 percent as a result of lower demand across virtually all businesses. Operating income increased 43.2 percent to $17.0 million compared to $11.9 million in the prior year. Included in the current-year operating income was $0.5 million in business realignment charges and included in the prior-year operating income was $1.1 million in goodwill amortization. Excluding the business realignment charges and goodwill amortization, operating income, as a percent of sales, decreased to 8.1 percent from 9.5 percent primarily due to recent acquisitions and the inclusion of the results from businesses previously classified as assets held for sale, which have not yet been fully integrated, contributing lower margins.

Backlog for the Other Segment increased 14.1 percent compared to a year ago and increased 0.3 percent since June 30, 2001. Backlog increased primarily due to the inclusion of backlog from businesses previously classified as assets held for sale, offset by a decrease in order rates by businesses that produce motion-control and fluid power system components for use primarily in the
transportation industry.   For the remainder of fiscal year 2002, business
conditions are expected to be the same as those experienced in the first quarter with some improvement anticipated in the second half of the fiscal year. The second half improvement assumes several markets within the Other Segment experience an increase in demand resulting from an economic stimulus package provided by the federal government, although no assurance can be given that the stimulus package will create such demand.

Corporate general and administrative expenses decreased to $16.9 million for fiscal 2002 compared to $17.4 million in the prior year. As a percent of sales, corporate general and administrative expenses for the current-year quarter decreased slightly to 1.1 percent compared to 1.2 percent in the prior year.

Included in Other expense (income) (in the Business Segment Results by Industry) for fiscal 2001 is a $55.5 million gain realized on the sale of real property and $7.7 million of certain asset impairments.


BALANCE SHEET

Working capital declined to $746.4 million at September 30, 2001 from $783.2 million at June 30, 2001, with the ratio of current assets to current liabilities decreasing to 1.5:1. The decrease was primarily due to the reclassification of Net assets held for sale into their respective individual line items and an increase in Notes payable, partially offset by an increase in Inventories.

Restricted investments are funds held in a separate trust account to be used primarily to pay claims related to various vehicle service contract programs marketed by the extended care warranty businesses acquired as part of Wynn's International. The corresponding reserve for estimated future warranty claims to which the trust account relates is included in Accrued liabilities and Other liabilities.

Accounts receivable decreased slightly to $921.0 million at September 30, 2001 from $922.3 million at June 30, 2001, primarily due to a reduction in volume experienced in the Industrial operations, mostly offset by acquisitions and the reclassification of businesses previously held for sale. Days sales outstanding increased to 51 days from 49 days during the quarter. Inventories increased $38.8 million since June 30, 2001, primarily the result of acquisitions and the reclassification of businesses previously held for sale, with months supply increasing slightly.

Net assets held for sale at June 30, 2001 included the metal forming business, which was acquired as part of Commercial Intertech in fiscal 2000, and the specialty chemical and warranty businesses, which were acquired as part of Wynn's International in fiscal 2001. During the first quarter of fiscal 2002, the Company completed the divestiture of the metal forming business and suspended its efforts to sell the specialty chemical and warranty businesses. As such, the net assets of the specialty chemical and warranty businesses are presented in the Consolidated Balance Sheet as of September 30, 2001 in their respective individual line items.

Plant and equipment, net of accumulated depreciation, increased $51.5 million since June 30, 2001, primarily as a result of acquisitions and capital expenditures which exceeded depreciation.

The increase in Goodwill since June 30, 2001 reflects the goodwill recognized from fiscal 2002 acquisitions and the reclassification of businesses previously held for sale. In July 2001, the Company adopted SFAS No. 142 and therefore, future amortization of goodwill has been discontinued.

The debt to debt-equity ratio increased slightly to 36.1 percent at September 30, 2001 compared to 35.7 percent as of June 30, 2001.

Other liabilities increased $104.6 million since June 30, 2001, primarily the result of the reclassification of businesses previously held for sale.

Due to the weakness of the dollar, foreign currency translation adjustments resulted in an increase in net assets of $10.9 million during the first quarter of fiscal 2002. The translation adjustments primarily affected Accounts receivable, Inventories, Goodwill, Plant and equipment and Long-term debt.


STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $203.1 million for the three months ended September 30, 2001, as compared to $20.0 million for the same three months of 2000. The increase in net cash provided was primarily the result of activity within the working capital items - Accounts receivable, Inventories, Net assets held for sale and Accounts payable, trade - which provided cash of $96.6 million in fiscal 2002 compared to using cash of $117.5 million in fiscal 2001. In addition, cash provided by operating activities excluded a (Gain) on sale of plant and equipment of $0.1 million in fiscal 2002 compared to $58.2 million in fiscal 2001 and Other assets provided cash of $14.3 million in fiscal 2002 after using cash of $28.4 million in fiscal 2001. These providers of cash were partially offset by a decrease in Net income of $64.5 million, a decrease in amortization of $13.4 million and a net change in Deferred income taxes of $31.3 million.

Net cash used in investing activities decreased to $204.6 million for fiscal 2002 compared to $480.0 million for fiscal 2001 primarily due to a decrease of $350.4 million in the amount spent on acquisitions and a decrease in capital expenditures of $6.8 million. These uses of cash were partially offset by a decrease in the proceeds received from the sale of plant and equipment of $61.8 million in fiscal 2002.

Financing activities provided net cash of $15.0 million for the three months ended September 30, 2001, compared to providing cash of $448.4 million for the same three months of the prior year. The change resulted primarily from debt borrowings providing cash of $35.8 million in fiscal 2002 compared to providing cash of $466.0 million in the prior year. The decrease in debt borrowings in fiscal 2002 was primarily due to a lower level of acquisition activity.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company enters into forward exchange contracts, costless collar contracts, interest-rate swap agreements and cross-currency swap agreements to reduce its exposure to fluctuations in related foreign currencies and interest rates.
These contracts are with major financial institutions and the risk of loss is considered remote. The Company does not hold or issue derivative financial instruments for trading purposes. In addition, the Company's foreign locations, in the ordinary course of business, enter into financial guarantees through financial institutions which enable customers to be reimbursed in the event of nonperformance by the Company. The total value of open contracts and any risk to the

Company as a result of these arrangements as well as the market risk of changes in near term interest rates is not material to the Company's financial position, liquidity or results of operations.


FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain "forward-looking statements," all of which are subject to risks and uncertainties. All statements which address operating performance, events or developments that the Company expects or anticipates to occur in the future, including statements relating to growth, operating margin performance, earnings per share or statements expressing general opinions about future operating results or the markets in which the Company does business, are forward-looking statements.

These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. Such factors include:

 .    continuity of business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments,

 .    ability of suppliers to provide materials as needed,

 .    uncertainties surrounding timing, successful completion or integration of acquisitions,

 .    competitive market conditions and resulting effects on sales and pricing,

 .    increases in raw-material and other production costs that cannot be recovered in product pricing,

 .    threats associated with terrorism,

 .    difficulties in introducing new products and entering new markets, and

 .    uncertainties surrounding the global economy and global market conditions, including the federal government's policies to stimulate the economy, interest rate levels and the potential devaluation of currencies.

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

                          PARKER-HANNIFIN CORPORATION

                          PART II - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K.
     ------   --------------------------------

     (a)  There are no exhibits for the quarter for which this Report is filed.

     (b) The Registrant filed a report on Form 8-K on September 26, 2001 to file under Item 5 its earnings release for the fiscal year ended June 30, 2001.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PARKER-HANNIFIN CORPORATION
                                       (Registrant)


                              /s/ Michael J. Hiemstra
                                  Michael J. Hiemstra
                              Executive Vice President - Finance and
                              Administration and Chief Financial Officer


Date:  November 12, 2001