Form 10-Q
period 2001-12-31
PARKER HANNIFIN CORP
filed 2002-02-07
CIK 76334

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

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


                    Yes  X     No __.
                        ---

Number of Common Shares outstanding at December 31, 2001    117,159,213

                        PART I - FINANCIAL INFORMATION


                          PARKER-HANNIFIN CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                 Three Months Ended                       Six Months Ended
                                                                    December 31,                            December 31,
                                                          --------------------------------       --------------------------------
                                                               2001              2000                 2001              2000
                                                          --------------    --------------       --------------    --------------
Net sales                                                  $  1,437,330      $  1,467,619         $  2,913,197      $  2,952,750

Cost of sales                                                 1,203,893         1,152,364            2,401,518         2,311,393
                                                          --------------    --------------       --------------    --------------
Gross profit                                                    233,437           315,255              511,679           641,357

Selling, general and

   administrative expenses                                      164,883           169,596              330,298           332,037

Interest expense                                                 21,555            25,607               42,009            46,775

Interest and other (income), net                                     11            (1,364)                (106)          (52,741)
                                                          --------------    --------------       --------------    --------------
Income before income taxes                                       46,988           121,416              139,478           315,286

Income taxes                                                     17,926            43,102               49,835           111,926
                                                          --------------    --------------       --------------    --------------
Net income                                                 $     29,062      $     78,314         $     89,643      $    203,360
                                                          ==============    ==============       ==============    ==============

Earnings per share - Basic                                 $        .25      $        .68         $        .78      $       1.78

Earnings per share - Diluted                               $        .25      $        .68         $        .77      $       1.77

Cash dividends per common share                            $        .18      $        .17         $        .36      $        .34

         See accompanying notes to consolidated financial statements.

                           PARKER-HANNIFIN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 December 31,              June 30,
   ASSETS                                                           2001                     2001
-----------                                                     -------------            -------------
Current assets:
  Cash and cash equivalents                                       $    28,883             $    23,565
  Restricted investments                                               92,912                       -
  Accounts receivable, net                                            813,638                 922,325
  Inventories:
    Finished products                                                 585,443                 495,704
    Work in process                                                   358,364                 344,861
    Raw materials                                                     166,925                 168,299
                                                                 -------------           -------------
                                                                    1,110,732               1,008,864

  Prepaid expenses                                                     43,055                  39,486
  Deferred income taxes                                               101,303                  91,439
  Net assets held for sale                                                  -                 110,683
                                                                 -------------           -------------
      Total current assets                                          2,190,523               2,196,362

Plant and equipment                                                 3,256,942               3,006,064
  Less accumulated depreciation                                     1,555,017               1,457,376
                                                                 -------------           -------------
                                                                    1,701,925               1,548,688
Goodwill                                                            1,074,500                 953,648
Intangible assets, net                                                 25,678                   8,584
Other assets                                                          556,192                 630,379
                                                                 -------------           -------------
      Total assets                                                $ 5,548,818             $ 5,337,661
                                                                 =============           =============

    LIABILITIES
-----------------
Current liabilities:
  Notes payable                                                   $   493,278             $   546,502
  Accounts payable, trade                                             336,454                 367,806
  Accrued liabilities                                                 449,027                 436,947
  Accrued domestic and foreign taxes                                   60,605                  61,874
                                                                 -------------           -------------
      Total current liabilities                                     1,339,364               1,413,129

Long-term debt                                                      1,063,061                 857,078
Pensions and other postretirement benefits                            216,093                 318,527
Deferred income taxes                                                 145,700                 131,708
Other liabilities                                                     199,556                  88,304
                                                                 -------------           -------------
      Total liabilities                                             2,963,774               2,808,746

    SHAREHOLDERS'   EQUITY
----------------------------
Serial preferred stock, $.50 par value;
   authorized 3,000,000 shares; none issued                               --                      --
Common stock, $.50 par value; authorized
   600,000,000 shares; issued 117,469,894 shares at
   December 31 and 117,409,197 shares at June 30                       58,735                  58,705
Additional capital                                                    348,875                 346,228
Retained earnings                                                   2,474,709               2,426,496
Unearned compensation related to guarantee of ESOP debt               (89,990)                (96,398)
Deferred compensation related to stock options                          2,347                   2,347
Accumulated other comprehensive (loss)                               (198,312)               (204,531)
                                                                 -------------           -------------
                                                                    2,596,364               2,532,847
Less treasury shares, at cost:
  310,681 shares at December 31
  and 100,000 shares at June 30                                       (11,320)                 (3,932)
                                                                 -------------           -------------
      Total shareholders' equity                                    2,585,044               2,528,915
                                                                 -------------           -------------
      Total liabilities and shareholders' equity                  $ 5,548,818             $ 5,337,661
                                                                 =============           =============

         See accompanying notes to consolidated financial statements.

                          PARKER-HANNIFIN CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                      Six Months Ended
                                                                                        December 31,
                                                                                ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                2001              2000
------------------------------------                                            ----------        ----------
Net income                                                                       $   89,643        $  203,360
  Adjustments to reconcile net income to net cash
        provided by operations:
      Depreciation                                                                  115,677           102,695
      Amortization                                                                    6,839            30,859
      Deferred income taxes                                                           1,991            17,560
      Foreign currency transaction loss                                               2,513             2,497
      Loss (gain) on sale of plant and equipment                                        556           (58,338)

  Changes in assets and liabilities:
      Restricted investments                                                        (14,392)                -
      Accounts receivable, net                                                      209,974            25,243
      Inventories                                                                      (930)          (51,803)
      Prepaid expenses                                                               11,694             6,808
      Net assets held for sale                                                       35,683             9,284
      Other assets                                                                   16,318           (15,701)
      Accounts payable, trade                                                       (73,345)          (20,600)
      Accrued payrolls and other compensation                                       (48,271)          (54,660)
      Accrued domestic and foreign taxes                                             (6,507)          (20,083)
      Other accrued liabilities                                                      (2,841)          (18,153)
      Pensions and other postretirement benefits                                     (2,675)            8,921
      Other liabilities                                                               8,409             6,827
                                                                                 ----------        ----------
        Net cash provided by operating activities                                   350,336           174,716

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Acquisitions (less cash acquired of $343 in 2001 and $8,255 in 2000)             (310,178)         (485,235)
  Capital expenditures                                                             (113,119)         (169,573)
  Proceeds from sale of plant and equipment                                           8,272            68,813
  Other                                                                             (22,448)           31,959
                                                                                 ----------        ----------
        Net cash used in investing activities                                      (437,473)         (554,036)

CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------
  Net (payments for) proceeds from common share activity                             (4,710)            3,892
  (Payments of) proceeds from notes payable, net                                    (56,003)          205,824
  Proceeds from long-term borrowings                                                208,989           271,942
  Payments of long-term borrowings                                                  (11,770)          (59,219)
  Dividends                                                                         (41,430)          (38,731)
                                                                                 ----------        ----------
        Net cash provided by financing activities                                    95,076           383,708

  Effect of exchange rate changes on cash                                            (2,621)           (1,319)
                                                                                 ----------        ----------
  Net increase in cash and cash equivalents                                           5,318             3,069

  Cash and cash equivalents at beginning of year                                     23,565            68,460
                                                                                 ----------        ----------
  Cash and cash equivalents at end of period                                     $   28,883        $   71,529
                                                                                 ==========        ==========

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

The Company also operates an Other Segment consisting of several business units which produce motion-control and fluid power system components for use primarily in the transportation industry, a business unit which designs and manufactures custom-engineered buildings and beginning in fiscal 2002, a business unit which develops and manufactures chemical car care and industrial products and related service programs and a business unit which administers vehicle service contract programs.

Business Segment Results by Industry


                                           Three Months Ended                       Six Months Ended
                                              December 31,                            December 31,
                                    ---------------------------------       --------------------------------
                                       2001                  2000              2001                 2000
                                    -----------           -----------       -----------          -----------
Net sales
    Industrial:
        North America               $   646,299           $   738,005       $ 1,297,139          $ 1,508,110
        International                   290,446               313,255           586,737              621,339
    Aerospace                           288,312               294,425           600,812              564,813
    Other                               212,273               121,934           428,509              258,488
                                    -----------           -----------       -----------          -----------
Total                               $ 1,437,330           $ 1,467,619       $ 2,913,197          $ 2,952,750
                                    ===========           ===========       ===========          ===========

Segment operating income
    Industrial:
        North America               $    23,576           $    95,060       $    64,041          $   201,999
        International                     8,235                21,004            28,063               45,268
    Aerospace                            46,446                51,097           103,338               95,373
    Other                                 9,429                 6,989            26,421               18,854
                                    -----------           -----------       -----------          -----------
Total segment operating income           87,686               174,150           221,863              361,494
Corporate general and
  administrative expenses                15,674                20,346            32,613               37,730
                                    -----------           -----------       -----------          -----------
Income before interest expense
   and other                             72,012               153,804           189,250              323,764
Interest expense                         21,555                25,607            42,009               46,775
Other expense (income)                    3,469                 6,781             7,763              (38,297)
                                    -----------           -----------       -----------          -----------
Income before income taxes          $    46,988           $   121,416       $   139,478          $   315,286
                                    ===========           ===========       ===========          ===========

Note: In July 2001, the Company adopted SFAS No. 142. Therefore, future amortization of goodwill has been discontinued. Income before income taxes for the three months ended December 31, 2000 includes $13,854 of goodwill amortization ($7,251 in Industrial North America; $2,921 in Industrial International; $1,933 in Aerospace; $1,083 in Other; and $666 in Other expense (income)). Income before income taxes for the six months ended December 31, 2000 includes $28,563 of goodwill amortization ($13,942 in Industrial North America; $5,846 in Industrial International; $3,793 in Aerospace; $2,171 in Other; and $2,811 in Other expense (income)).

                          PARKER-HANNIFIN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Dollars in thousands, except per share amounts

                            _______________________



1.   Management representation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 2001, the results of operations for the three and six months ended December 31, 2001 and 2000 and cash flows for the six months then ended.

2.   Restricted investments

     Restricted investments are funds held in a separate trust account to be used primarily to pay claims related to various vehicle service contract programs marketed by the extended care warranty businesses acquired as part of Wynn's International. The funds in the trust account are managed by the Company and are typically invested in money market accounts, commercial paper and municipal securities which have maturities of three months or less when purchased and are stated at cost, which approximates fair market value. Any residual funds in the trust account and all investment income or loss accrue to the benefit of the Company.

3.   Earnings per share

     The following table presents a reconciliation of the denominator of basic and diluted earnings per share for the three and six months ended December 31, 2001 and 2000.

                                                  Three Months Ended           Six Months Ended
                                                     December 31,                December 31,
                                             ---------------------------  --------------------------

           Numerator:                            2001           2000          2001         2000.
           ----------                        -------------------------------------------------------
           Net income applicable
             to common shares                $     29,062   $     78,314  $     89,643  $    203,360

           Denominator:
           -----------
           Basic - weighted average
             common shares                    115,010,099    114,007,029   115,088,506   113,968,357

           Increase in weighted average
             from dilutive effect of
             exercise of stock options            608,871        824,110       597,328       728,203
                                              ------------------------------------------------------
           Diluted - weighted average
             common shares, assuming
             exercise of stock options        115,618,970    114,831,139   115,685,834   114,696,560
                                             =======================================================
           Basic earnings per share          $        .25   $        .68  $        .78  $       1.78

           Diluted earnings per share        $        .25   $        .68  $        .77  $       1.77

4.   Stock repurchase program

     The Board of Directors has approved a program to repurchase the Company's common stock on the open market, at prevailing prices. The repurchase is primarily funded from operating cash flows and the shares are initially held as treasury stock. During the three-month period ended December 31, 2001, the Company purchased 145,000 shares of its common stock at an average price of $35.86 per share. Year-to-date, the Company has purchased 230,000 shares at an average price of $35.02 per share.

5.   Comprehensive income

     The Company's items of other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains (losses) on marketable equity securities. Comprehensive income for the three and six months ended December 31, 2001 and 2000 is as follows:


                                                        Three Months Ended         Six Months Ended
                                                           December 31,              December 31,
                                                      ----------------------    ----------------------

                                                            2001        2000       2001           2000
                                                      ------------------------------------------------
         Net income                                      $29,062     $78,314    $89,643       $203,360
         Foreign currency
           translation adjustments                           238         260     11,124        (44,527)
         Unrealized gains (losses) on marketable
           equity securities                                 368         348     (4,905)        15,817
                                                      ------------------------------------------------
         Comprehensive income                            $29,668     $78,922    $95,862       $174,650
                                                      ================================================

     The unrealized gains (losses) on marketable equity securities is net of taxes of $222 and $2,956 for the three and six months ended December 31, 2001, respectively, and $210 and $9,531 for the three and six months ended December 31, 2000, respectively.


6.   Gain on sale of real property

     In fiscal 2001 the Company recorded a $55.5 million gain ($34.7 million after-tax or $.30 per share) on the sale of real property. The gain is reflected in the Consolidated Income Statement for the six months ended December 31, 2000 in Interest and other (income), net.

7.   Charges related to business realignment and equity investment adjustment

     During the second quarter of fiscal 2002, the Company recorded a $7,335 charge ($4,804 after-tax or $.04 per share) for the costs to structure appropriately its businesses to operate in their current economic environment. The business realignment charge consists of severance costs of $4,761 and $2,574 of costs relating to the consolidation of manufacturing product lines. The severance portion of the charge is attributable to 236 employees in the Industrial Segment, 206 employees in the Aerospace Segment and 18 employees in the Other Segment. Of the pre-tax amount, $3,890 relates to the Industrial Segment, $1,848 relates to the Aerospace Segment and $1,597 relates to the Other Segment. As of December 30, 2001, the Company had made a substantial portion of the severance payments with the remaining payments expected to be made by December 31, 2002. Also in the second quarter of fiscal 2002, the Company recorded a $4,973 charge ($4,973 after-tax or $.04 per share) related to an adjustment to fair market value of an equity investment in a publicly traded Japanese company with whom the Company has established an alliance.

     During the first six months of fiscal 2002, the Company recorded charges of $12,376 ($8,106 after-tax or $.07 per share) for business realignment costs. Of the pre-tax amount, $7,207 relates to the Industrial Segment, $3,055 relates to the Aerospace Segment and $2,114 relates to the Other Segment.

     The business realignment costs and equity investment adjustment are presented in the Consolidated Statement of Income for the three and six months ended December 31, 2001 as follows: $6,355 and $10,989, respectively, in Cost of sales and $5,953 and $6,360, respectively, in Selling, general and administrative expenses.

8.   Goodwill and Intangible Assets

     On July 1, 2001 the Company adopted the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. No reclassification of intangible assets apart from goodwill was necessary as a result of the adoption of SFAS No. 142. SFAS No. 142 provides that goodwill should not be amortized but should instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company completed a transitional goodwill impairment test which resulted in no impairment loss being recognized. Goodwill amortization expense in the second quarter and first six months of fiscal 2001 was $13,854 ($11,907 after-tax or $.10 per share) and $28,563 ($24,548 after-tax or $.21 per share), respectively.

     The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 occurred as of the beginning of the three and six-month periods ended December 31, 2000:

                                                            Three Months Ended         Six Months Ended
                                                               December 31,              December 31,
                                                          ----------------------    ----------------------

                                                              2001          2000        2001          2000
                                                          ------------------------------------------------
         Net income:
         As reported                                      $ 29,062      $ 78,314    $ 89,643     $ 203,360
         Goodwill amortization                                            11,907                    24,548
                                                          ------------------------------------------------
         Adjusted net income                              $ 29,062      $ 90,221    $ 89,643     $ 227,908
                                                          ================================================

         Basic earnings per share:
         As reported                                      $   0.25      $   0.68    $   0.78     $    1.78
         Goodwill amortization                                              0.10                       .21
                                                          ------------------------------------------------
         Adjusted basic earnings per share                $   0.25      $   0.78    $   0.78     $    1.99
                                                          ================================================

         Diluted earnings per share:
         As reported                                      $   0.25      $   0.68    $   0.77     $    1.77
         Goodwill amortization                                              0.10                       .21
                                                          ------------------------------------------------
         Adjusted diluted earnings per share              $   0.25      $   0.78    $   0.77     $    1.98
                                                          ================================================

     The changes in the carrying amount of goodwill for the six months ended December 31, 2001 are as follows:

                                              Industrial   Aerospace      Other
                                                Segment     Segment      Segment       Total
                                              ------------------------------------------------
         Balance as of June 30, 2001          $  769,675   $  76,090    $107,883    $  953,648
         Acquisitions                             29,410                  42,779        72,189
         Balance sheet reclassification                                   31,195        31,195
         Goodwill adjustments and other           11,011        (100)      6,557        17,468
                                              ------------------------------------------------
         Balance as of December 31, 2001      $  810,096   $  75,990    $188,414    $1,074,500
                                              ================================================

     Balance sheet reclassification represents the change in balance sheet presentation during the first quarter of fiscal 2002 for net assets held for sale (see Note 10 for further discussion). Goodwill adjustments and other primarily represent final adjustments to the purchase price allocation for acquisitions completed within the last fiscal year and foreign currency translation adjustments.

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

     On October 19, 2001 the Company acquired assets of the global fluid management business of Dayco Industrial from MarkIV/BC Partners. With annual revenues of $304 million, the Dayco assets acquired include Imperial-Eastman products and a wide array of hydraulic and industrial hose and connectors.

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

     During fiscal 2002, the Company completed the divestiture of the metal forming business. No gain or loss was recognized on the transaction. In July 2001 the one-year period during which the earnings of the specialty chemical and warranty businesses were excluded from the Company's Consolidated Statement of Income expired. Due to market conditions, the Company decided to suspend its efforts to sell the specialty chemical and warranty businesses. As such, the net assets of the specialty chemical and warranty businesses are presented in the Consolidated Balance Sheet as of December 31, 2001 in their respective individual line items and their results of operations have been included in the Consolidated Statement of Income of the Company beginning in July 2001. The specialty chemical and warranty businesses are included in the Other Segment for segment reporting purposes.

                          PARKER-HANNIFIN CORPORATION

                                   FORM 10-Q
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001
                 AND COMPARABLE PERIODS ENDED DECEMBER 31, 2000


CONSOLIDATED STATEMENT OF INCOME

Net sales decreased 2.1 percent for the current quarter and 1.3 percent for the first six months of fiscal 2002. Without acquisitions and the inclusion of the results from businesses previously classified as assets held for sale, Net sales decreased 13.9 percent for the current quarter of fiscal year 2002 and 12.6 percent for the first six months of fiscal 2002, primarily the result of lower volume in the Industrial North American operations.

Income from operations was $68.6 million for the current quarter and $181.4 million for the first six months of fiscal 2002, a decrease from the comparable year periods of 52.9 percent and 41.4 percent, respectively. Included in income from operations for the current quarter and first six months of fiscal 2002 was $12.3 million and $17.3 million, respectively, in business realignment charges and an equity investment adjustment (see Note 7 on page 7 for further discussion). Included in income from operations in the prior quarter and the first six months of fiscal 2001 was $13.9 million and $28.6 million, respectively, of goodwill amortization. Excluding the business realignment charges, the equity investment adjustment, and goodwill amortization, income from operations, as a percent of sales, decreased to 5.6 percent from 10.9 percent for the current quarter and decreased to 6.8 percent from 11.4 percent for the first six months of fiscal 2002. Excluding the business realignment charges, Cost of sales, as a percent of sales, increased to 83.3 percent from
78.5 percent for the current quarter and increased to 82.1 percent from 78.3 percent for the first six months of fiscal 2002. The lower margins reflect the weakness experienced in the Industrial North American and International operations, particularly in historically higher margin businesses, resulting in the underabsorption of overhead costs. Partially offsetting the lower margins for the first six months of fiscal 2002 were higher volume and margins experienced in the Aerospace operations.

Selling, general and administrative expenses, as a percent of sales, declined to
11.5 percent of sales from 11.6 percent for the current quarter and increased to
11.3 percent from 11.2 percent for the first six months of fiscal 2002. Excluding business realignment charges, the equity investment adjustment, and goodwill amortization, Selling, general and administrative expenses, as a percent of sales, increased to 11.1 percent of sales from 10.6 percent for the current quarter and increased to 11.1 percent from 10.3 percent for the first six months of fiscal 2002, primarily due to the lower sales volume as well as the inclusion of businesses previously held for sale which have traditionally experienced higher selling expenses.

Interest expense decreased 15.8 percent in the current quarter and 10.2 percent for the first six months of fiscal 2002 primarily due to lower weighted-average interest rates.

Interest and other (income), net for the first six months of fiscal 2001 included a $55.5 million gain on the sale of real property and $5.4 million of certain asset impairments.

The effective tax rate increased to 38.1 percent for the current quarter, compared to 35.5 percent in the prior quarter and increased to 35.7 percent for the first six months of fiscal 2002, compared to 35.5 percent for the first six months of fiscal 2001. The increase in the rate is due to the non-deductibility of the above-mentioned equity investment adjustment partially offset by the deductibility of certain goodwill amortization for tax purposes that is no longer being amortized for financial reporting purposes due to the Company's adoption of SFAS No. 142.

Net income decreased 62.9 percent in the current quarter and 55.9 percent for the first six months of fiscal 2002, as compared to the prior year. As a percent of sales, Net income decreased to 2.0 percent from 5.3 percent for the current quarter and decreased to 3.1 percent from 6.9 percent for the first six months of fiscal 2002. Excluding the business realignment charges, the equity investment adjustment and goodwill amortization, Net income, as a percent of sales, decreased to 2.7 percent from 6.2 percent for the current quarter and decreased to 3.5 percent from 6.8 percent for the first six months of fiscal 2002.

Backlog was $1.90 billion at December 31, 2001 compared to $2.03 billion in the prior year and $1.99 billion at June 30, 2001. The decrease in backlog reflects lower order rates experienced across most markets in the Industrial North American operations, as well as a decrease in Aerospace order rates.


RESULTS BY BUSINESS SEGMENT

INDUSTRIAL - The Industrial Segment operations had the following percentage changes in Net sales in the current year when compared to the equivalent prior-year period:

                             Period ending December 31,
                             --------------------------
                             Three Months   Six Months
                             ------------   ----------
   Industrial North America     (12.4)%      (14.0)%
   Industrial International      (7.3)%       (5.6)%
   Total Industrial             (10.9)%      (11.5)%

Without the effect of currency-rate changes, International sales would have decreased 4.7 percent for the current quarter and 1.8 percent for the first six months of fiscal 2002.

Without the effect of acquisitions completed within the past 12 months, the percentage changes in Net sales would have been:

                              Period ending December 31,
                              --------------------------
                               Three Months  Six Months
                               ------------  ----------
   Industrial North America       (21.9)%      (22.8)%
   Industrial International        (9.6)%       (8.4)%
   Total Industrial               (18.3)%      (18.6)%

Excluding the effect of acquisitions, the decrease in Industrial North American sales for both the current quarter and the first six months of fiscal 2002 reflects lower volume experienced across virtually all of the Industrial North American markets, particularly in the factory automation, semiconductor manufacturing and telecommunications markets. The decrease in Industrial International sales for the current quarter and first six months of fiscal 2002 is attributed to lower volume across most markets in Europe, Latin America and the Asia Pacific region.

Operating income for the Industrial segment decreased 72.6 percent for the current quarter and 62.8 percent for the first six months of fiscal 2002. Industrial North American operating income decreased 75.2 percent for the current quarter and 68.3 percent for the first six months of fiscal 2002, and Industrial International operating income decreased 60.8 percent for the current quarter and 38.0 percent for the first six months of fiscal 2002. Included in Industrial North American operating income for the current quarter and first six months of fiscal 2002 was $2.5 million and $5.0 million, respectively, in business realignment charges. Included in Industrial International operating income for the current quarter and first six months of fiscal 2002 was $1.4 million and $2.2 million, respectively, in business realignment charges. The business realignment charges were incurred as a result of actions the Company took to structure appropriately the Industrial operations to operate in their current economic environment and primarily consisted of severance costs and costs relating to the consolidation of manufacturing product lines. In addition, Industrial International operating income for the current quarter included a $5.0 million charge related to an adjustment to the fair market value of an equity investment in a publicly traded Japanese company with whom the Company has established an alliance. See Note 7 on page 7 for further discussion of the business realignment charges.

Included in Industrial North American operating income for the prior quarter and first six months of fiscal 2001 was goodwill amortization of $7.3 million and $13.9 million, respectively. Included in Industrial International operating income for the prior quarter and first six months of fiscal 2001 was goodwill amortization of $2.9 million and $5.8 million, respectively.

Excluding the business realignment charges and goodwill amortization, Industrial North American operating income, as a percent of sales, decreased to 4.0 percent from 13.9 percent for the current quarter and to 5.3 percent from 14.3 percent for the first six months of fiscal 2002. The decline in Industrial North American margins is primarily due to lower sales volume experienced across virtually all markets, with a high concentration of the decline occurring in historically higher margin businesses, which resulted in the underabsorption of fixed overhead costs.

Excluding the business realignment charges, the equity investment adjustment and goodwill amortization, Industrial International operating income, as a percent of sales, decreased to 5.0 percent from 7.6 percent for the current quarter and to 6.0 percent from 8.2 percent for first six months of fiscal 2002. The decline in Industrial International margins is primarily due to the lower sales volume experienced across most markets throughout Europe, Latin America and the Asia Pacific region.

Total Industrial Segment backlog decreased 17.8 percent compared to December 31, 2000 and 5.5 percent since June 30, 2001, primarily due to lower order rates within most Industrial markets.

For the remainder of fiscal 2002, the Company expects the Industrial North American operations to experience similar overall business conditions as those experienced in the first half of fiscal 2002. However, the Company anticipates slight increases in both sales and margins in the third quarter of fiscal 2002 with further improvements from the third quarter levels anticipated in the fourth quarter of fiscal 2002. Business conditions in the Company's Industrial International operations are expected to stabilize at their current level for the remainder of the fiscal year. The Company expects to continue to take the necessary actions to structure appropriately the Industrial Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in the second half of fiscal 2002.

AEROSPACE - Net sales of the Aerospace Segment decreased 2.1 percent for the current quarter and increased 6.4 percent for the first six months of fiscal 2002. The decrease for the quarter was primarily due to a decline in both commercial OEM and aftermarket volume, partially offset by an increase in military sales. The sales increase for the first six months of fiscal 2002 is primarily due to an increase in the level of commercial OEM and aftermarket and military business. Operating income for the Aerospace Segment decreased 9.1 percent for the current quarter and increased 8.4 percent for the first six months of fiscal 2002. Operating income for the current quarter and first six months of fiscal 2002 includes $1.8 million and $3.1 million, respectively, in business realignment charges consisting primarily of severance costs. Operating income for the prior quarter and first six months of fiscal 2001 included $1.9 million and $3.8 million, respectively, in goodwill amortization. Excluding the business realignment charges and goodwill amortization, operating income, as a percent of sales, decreased to 16.8 percent from 18.0 percent for the current quarter and increased slightly for the first six months of fiscal 2002. The declining margins for the quarter were primarily due to a decrease in higher margin commercial aftermarket sales as well as lower capacity utilization.

Backlog for the Aerospace Segment decreased 3.7 percent compared to December 31, 2000 and 7.8 percent since June 30, 2001. Backlog decreased primarily due to a decrease in the level of commercial OEM and aftermarket orders, partially offset by higher military order rates. For the remainder of fiscal 2002, commercial OEM and aftermarket order rates are expected to be weak; however the extent of the order weakness cannot be quantified at this time with any degree of certainty. Order rates in the military market are expected to increase marginally. The Company expects to continue to take the necessary actions to structure appropriately the Aerospace operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in the second half of fiscal 2002.

OTHER - Net sales of the Other Segment increased 74.1 percent for the current quarter and 65.8 percent for the first six months of fiscal 2002. Without the effect of acquisitions and the inclusion of the results from businesses previously classified as assets held for sale (see Note 10 on page 9 for further discussion), sales decreased 4.3 percent for the current quarter and 4.9 percent for the first six months of fiscal 2002, reflecting the lower demand experienced across virtually all businesses. Operating income increased 34.9 percent for the current quarter and increased 40.1 percent for the first six months of fiscal 2002. Operating income for the current quarter and first six months of fiscal 2002 includes $1.6 million and $2.1 million, respectively, in business realignment charges. Included in operating income for the prior quarter and first six months of fiscal 2001 was $1.1 million and $2.2 million, respectively, of goodwill amortization. Excluding the business realignment charges and goodwill amortization, operating income, as a percent of sales, decreased to 5.2 percent from 6.6 percent for the current quarter and decreased to 6.7 percent from 8.1 percent for the first six months of fiscal 2002. The decrease for the quarter is primarily due to lower sales volume experienced across virtually all markets resulting in the underabsorption of fixed overhead costs. The decrease for the first six months is primarily due to lower capacity utilization and the contribution of lower margins from recent acquisitions and businesses previously classified as assets held for sale, which have not yet been fully integrated.

Backlog for the Other Segment increased 41.7 percent compared to a year ago and increased 41.3 percent since June 30, 2001. Backlog increased primarily due to acquisitions and the inclusion of backlog from businesses previously classified as assets held for sale. The Company expects business conditions for the balance of fiscal 2002 to be the same as those experienced in the first half of fiscal 2002, with slight increases in both sales and margins. The Company expects to continue to take the necessary actions to structure appropriately the Other Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in the second half of fiscal 2002.

Corporate general and administrative expenses decreased to $15.7 million from $20.3 million for the current quarter and decreased to $32.6 million from $37.7 million for the first six months of fiscal 2002. As a percent of sales, corporate general and administrative expenses decreased to 1.1 percent from 1.4 percent for the current quarter and to 1.1 percent from 1.3 percent for the first six months of fiscal 2002. The decrease in both the current quarter and first six months of fiscal 2002 is the result of lower expenses associated with incentive compensation plans.

Included in Other expense (income) (in the Business Segment Results by Industry) for the first six months of fiscal 2001 was a $55.5 million gain on the sale of real property and $7.7 million of certain asset impairments. In addition, the prior quarter and the first six months of fiscal 2001 included goodwill amortization of $0.7 million and $2.8 million, respectively.

BALANCE SHEET

Working capital increased to $851.2 million at December 31, 2001 from $783.2 million at June 30, 2001, while the ratio of current assets to current liabilities increased to 1.64:1. The increase in working capital was primarily due to an increase in Inventories, a decrease in Notes payable, and the reclassification of Net assets held for sale into their respective individual line items, partially offset by a decrease in Accounts receivable.

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

Accounts receivable decreased to $813.6 million at December 31, 2001 from $922.3 million at June 30, 2001, primarily as a result of lower sales partially offset by acquisitions and the reclassification of businesses previously held for sale. Days sales outstanding increased to 51 days at December 31,

2001 from 49 days at June 30, 2001. Inventories increased $101.9 million since June 30, 2001, primarily the result of acquisitions and the reclassification of businesses previously held for sale, with months supply increasing to 3.8 at December 31, 2001 compared to 3.3 at June 30, 2001.

Net assets held for sale at June 30, 2001 included the metal forming business, which was acquired as part of Commercial Intertech in fiscal 2000, and the specialty chemical and warranty businesses, which were acquired as part of Wynn's International in fiscal 2001. During the first quarter of fiscal 2002, the Company completed the divestiture of the metal forming business and suspended its efforts to sell the specialty chemical and warranty businesses. As such, the net assets of the specialty chemical and warranty businesses are presented in the Consolidated Balance Sheet as of December 31, 2001 in their respective individual line items.

Plant and equipment, net of accumulated depreciation, increased $153.2 million since June 30, 2001, primarily as a result of acquisitions.

The increase in Goodwill since June 30, 2001 reflects the goodwill recognized from fiscal 2002 acquisitions and the reclassification of businesses previously held for sale. In July 2001, the Company adopted SFAS No. 142 and therefore, future amortization of goodwill has been discontinued.

The debt to debt-equity ratio increased to 37.6 percent at December 31, 2001 compared to 35.7 percent as of June 30, 2001, primarily due to increased borrowings to fund acquisitions.

Other liabilities increased $111.3 million since June 30, 2001, primarily the result of the reclassification of businesses previously held for sale.

Due to the modest weakening of the dollar against certain currencies, foreign currency translation adjustments resulted in an increase in net assets of $11.1 million during the first half of fiscal 2002. The translation adjustments primarily affected Accounts receivable, Inventories, Goodwill, Plant and equipment and Long-term debt.

STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $350.3 million for the six months ended December 31, 2001, as compared to $174.7 million for the same six months of 2000. The increase in net cash provided was primarily the result of activity within the working capital items - Accounts receivable, Inventories, Net assets held for sale and Accounts payable, trade - which provided cash of $171.4 million in fiscal 2002 compared to using cash of $37.9 million in fiscal 2001. In addition, cash provided by operating activities excludes a Loss on sale of plant and equipment of $0.6 million in fiscal 2002 compared to a (Gain) on sale of plant and equipment $58.3 million in fiscal 2001 and Other assets provided cash of $16.3 million in fiscal 2002 after using cash of $15.7 million in fiscal 2001. These providers of cash were partially offset by a decrease in Net income of $113.7 million and a decrease in depreciation and amortization of $11.0 million.

Net cash used in investing activities decreased to $437.5 million for the first half of fiscal 2002 compared to $554.0 million for the first half of fiscal 2001 primarily due to a decrease of $175.1 million in the amount spent on acquisitions and a decrease in capital expenditures of $56.5 million, partially offset by a decrease of $60.5 million in the proceeds received from the sale of plant and equipment. Included in Other for fiscal year 2001 was an increase in cash provided for long-term receivables.

Financing activities provided cash of $95.1 million for the six months ended December 31, 2001 compared to providing cash of $383.7 million for the same period of the prior year. The change resulted primarily from debt borrowings providing cash of $141.2 million in fiscal 2002 compared to providing cash of $418.5 million in the prior year. The decrease in debt borrowings in fiscal 2002 is primarily due to a lower level of acquisition activity.

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

These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. Such factors include:

 . Changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments,

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

 .  competitive market conditions and resulting effects on sales and pricing,

 . increases in raw-material and other production costs that cannot be recovered in product pricing,

 .  threats associated with terrorism,

 .  difficulties in introducing new products and entering new markets, and

 . uncertainties surrounding the global economy and global market conditions, including any federal government policy to stimulate the economy, interest rate levels and the potential devaluation of currencies.

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

                          PARKER-HANNIFIN CORPORATION

                          PART II - OTHER INFORMATION


     Item 2.  Changes in Securities and Use of Proceeds.
     ------   -----------------------------------------

     On October 24, 2001, the Registrant issued an aggregate of 3,167 shares of Common Stock, $.50 par value, valued at $37.90 per share to certain of its non-employee directors pursuant to the Registrant's Non-Employee Directors Stock Plan in lieu of all or a portion of their respective annual retainers. These transactions were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act for transactions not involving a public offering based on the fact that the shares were issued to accredited investors.

     Item 4.  Submission of Matters to a Vote of Security Holders.
     ------   ---------------------------------------------------

     (a) The Annual Meeting of the Shareholders of the Registrant was held on October 24, 2001.

     (b)      Not applicable.

     (c)(i) The Shareholders elected four directors to the three-year class whose term of office will expire in 2004, as follows:

                                      Votes For         Votes Withheld
                                      ---------------   --------------
              John G. Breen           104,661,700.807   1,516,553.427
              Hector R. Ortino        104,708,476.367   1,469,777.867
              Dennis W. Sullivan      104,656,126.940   1,522,127.294
              Donald E. Washkewicz    104,774,514.419   1,403,739.815

        (ii) The Shareholders approved the appointment of PricewaterhouseCoopers LLP as independent certified public accountants of the Company for the fiscal year ending June 30, 2002, as follows:

              For        103,821,038.932
              Against      1,735,206.334
              Abstain        622,007.968

     (d)      Not applicable.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PARKER-HANNIFIN CORPORATION
                                       (Registrant)


                              /s/ Michael J. Hiemstra
                                  Michael J. Hiemstra
                              Executive Vice President - Finance and
                              Administration and Chief Financial Officer
Date:  February 7, 2002