Form 10-Q
period 2002-03-31
PARKER HANNIFIN CORP
filed 2002-04-23
CIK 76334

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File number 1-4982

                           PARKER-HANNIFIN CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   OHIO                                     34-0451060
-------------------------------------------------------------------------------
       (State or other jurisdiction                       (IRS Employer
        of incorporation or organization)                 Identification No.)


         6035 Parkland Blvd., Cleveland, Ohio                44124-4141
-------------------------------------------------------------------------------
       (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:         (216) 896-3000
                                                            --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X . No __.
                                     -

Number of Common Shares outstanding at March 31, 2002             117,706,908

                         PART I - FINANCIAL INFORMATION

                           PARKER-HANNIFIN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                    Three Months Ended                Nine Months Ended
                                                         March 31,                        March 31,
                                               ----------------------------   ------------------------------
                                                    2002          2001              2002            2001
                                               -------------  -------------   --------------   -------------
Net sales                                       $ 1,578,332    $ 1,542,058      $ 4,491,529     $ 4,494,808
Cost of sales                                     1,309,245      1,221,243        3,710,763       3,532,636
                                               ------------   ------------    -------------    -------------
Gross profit                                        269,087        320,815          780,766         962,172
Selling, general and
   administrative expenses                          171,764        159,580          502,062         491,617
Interest expense                                     20,924         24,243           62,933          71,018
Interest and other (income), net                       (161)        (4,794)            (267)        (57,535)
                                               ------------   ------------    -------------    ------------
Income before income taxes                           76,560        141,786          216,038         457,072
Income taxes                                         24,203         50,334           74,038         162,260
                                               ------------   ------------    -------------    ------------
Income before extraordinary items                    52,357         91,452          142,000         294,812
Extraordinary item - extinguishment of debt               -         (3,378)               -          (3,378)
                                               ------------   ------------    -------------    ------------
Net income                                      $    52,357    $    88,074      $   142,000     $   291,434
                                               ============   ============    =============    ============

Basic earnings per share before
   extraordinary item                           $      0.45    $      0.80      $      1.23     $      2.58
Extraordinary item - extinguishment of debt               -          (0.03)               -           (0.03)
                                               ------------   ------------    -------------    ------------
Basic earnings per share                        $      0.45    $      0.77      $      1.23     $      2.55
                                               ------------   ------------    -------------    ------------
Diluted earnings per share before
   extraordinary item                           $      0.45    $      0.80      $      1.23     $      2.57
Extraordinary item - extinguishment of debt               -          (0.03)               -           (0.03)
                                               ------------   ------------    -------------    ------------
Diluted earnings per share                      $      0.45    $      0.77      $      1.23     $      2.54
                                               ------------   ------------    -------------    ------------

Cash dividends per common share                 $       .18    $       .18      $       .54     $       .52

          See accompanying notes to consolidated financial statements.

                           PARKER-HANNIFIN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)

                                                              March 31,        June 30,
     ASSETS                                                     2002             2001
----------------                                            ------------     ------------
Current assets:
  Cash and cash equivalents                                 $    31,917      $    23,565
  Restricted investments                                         98,850                -
  Accounts receivable, net                                      981,972          922,325
  Inventories:
    Finished products                                           555,763          495,704
    Work in process                                             345,708          344,861
    Raw materials                                               168,816          168,299
                                                            ------------     ------------
                                                              1,070,287        1,008,864

  Prepaid expenses                                               42,248           39,486
  Deferred income taxes                                          98,682           91,439
  Net assets held for sale                                            -          110,683
                                                            ------------     ------------
      Total current assets                                    2,323,956        2,196,362

Plant and equipment                                           3,266,538        3,006,064
  Less accumulated depreciation                               1,582,770        1,457,376
                                                            ------------     ------------
                                                              1,683,768        1,548,688
Goodwill                                                      1,099,413          953,648
Intangible assets, net                                           43,734            8,584
Other assets                                                    604,146          630,379
                                                            ------------     ------------
      Total assets                                          $ 5,755,017      $ 5,337,661
                                                            ============     ============

       LIABILITIES
---------------------
Current liabilities:
  Notes payable                                             $   547,764      $   546,502
  Accounts payable, trade                                       378,951          367,806
  Accrued liabilities                                           483,631          436,947
  Accrued domestic and foreign taxes                             73,263           61,874
                                                            ------------     ------------
      Total current liabilities                               1,483,609        1,413,129

Long-term debt                                                1,052,174          857,078
Pensions and other postretirement benefits                      209,134          318,527
Deferred income taxes                                           147,726          131,708
Other liabilities                                               236,145           88,304
                                                            ------------     ------------
      Total liabilities                                       3,128,788        2,808,746

    SHAREHOLDERS' EQUITY
--------------------------
Serial preferred stock, $.50 par value;
   authorized 3,000,000 shares; none issued                           -                -
Common stock, $.50 par value; authorized
   600,000,000 shares; issued 117,809,075 shares at
   March 31 and 117,409,197 shares at June 30                    58,905           58,705
Additional capital                                              349,748          346,228
Retained earnings                                             2,506,438        2,426,496
Unearned compensation related to guarantee of ESOP debt         (82,067)         (96,398)
Deferred compensation related to stock options                    2,347            2,347
Accumulated other comprehensive (loss)                         (205,420)        (204,531)
                                                            ------------     ------------
                                                              2,629,951        2,532,847
Less treasury shares, at cost:
  102,167 shares at March 31
  and 100,000 shares at June 30                                  (3,722)          (3,932)
                                                            ------------     ------------
      Total shareholders' equity                              2,626,229        2,528,915
                                                            ------------     ------------
      Total liabilities and shareholders' equity            $ 5,755,017      $ 5,337,661
                                                            ============     ============

          See accompanying notes to consolidated financial statements.

                           PARKER-HANNIFIN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                        March 31,
                                                                                -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                               2002           2001
------------------------------------                                            ----------     ----------
Net income                                                                      $ 142,000      $ 291,434
  Adjustments to reconcile net income to net cash
        provided by operations:
     Depreciation                                                                 172,181        154,215
     Amortization                                                                   8,776         46,570
     Deferred income taxes                                                          6,699         24,144
     Foreign currency transaction loss                                              4,418          3,807
     Loss (gain) on sale of plant and equipment                                       859        (57,412)
     Net effect of extraordinary loss                                                   -          3,378

  Changes in assets and liabilities:
      Restricted investments                                                      (20,330)             -
      Accounts receivable, net                                                     85,374         (4,979)
      Inventories                                                                  59,839         (9,914)
      Prepaid expenses                                                             13,135          4,859
      Net assets held for sale                                                     35,683         33,197
      Other assets                                                                 (2,522)       (39,297)
      Accounts payable, trade                                                     (64,941)       (64,042)
      Accrued payrolls and other compensation                                     (22,891)       (32,461)
      Accrued domestic and foreign taxes                                            6,097        (14,753)
      Other accrued liabilities                                                    (2,813)       (50,478)
      Pensions and other postretirement benefits                                   (8,507)         9,886
      Other liabilities                                                            44,927         10,138
                                                                                ----------     ----------
           Net cash provided by operating activities                              457,984        308,292

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Acquisitions (less cash acquired of $3,117 in 2002 and $8,256 in 2001)         (383,144)      (512,716)
  Capital expenditures                                                           (157,452)      (263,812)
  Proceeds from sale of plant and equipment                                        12,262         76,496
  Other                                                                           (50,722)        29,141
                                                                                ----------     ----------
           Net cash used in investing activities                                 (579,056)      (670,891)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Net proceeds from common share activity                                           3,930          9,824
  (Payments of) proceeds from notes payable, net                                   (8,547)       278,565
  Proceeds from long-term borrowings                                              208,531        290,908
  Payments of long-term borrowings                                                 (9,852)      (178,257)
  Dividends                                                                       (62,058)       (59,298)
                                                                                ----------     ----------
           Net cash provided by financing activities                              132,004        341,742
  Effect of exchange rate changes on cash                                          (2,580)        (2,394)
                                                                                ----------     ----------
  Net increase (decrease) in cash and cash equivalents                              8,352        (23,251)
  Cash and cash equivalents at beginning of year                                   23,565         68,460
                                                                                ----------     ----------
  Cash and cash equivalents at end of period                                    $  31,917      $  45,209
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

Business Segment Results by Industry

                                               Three Months Ended              Nine Months Ended
                                                   March 31,                        March 31,
                                         ---------------------------      ---------------------------
                                              2002           2001              2002           2001
                                         ------------   ------------      ------------   ------------
Net sales
    Industrial:
        North America                    $   726,808    $   742,468       $ 2,023,947    $ 2,250,578
        International                        325,754        343,060           912,491        964,399
    Aerospace                                284,989        317,446           885,801        882,259
    Other                                    240,781        139,084           669,290        397,572
                                         ------------   ------------      ------------   ------------
Total                                    $ 1,578,332    $ 1,542,058       $ 4,491,529    $ 4,494,808
                                         ============   ============      ============   ============
Segment operating income
    Industrial:
        North America                    $    38,090    $    82,797       $   102,131    $   284,796
        International                         17,125         32,538            45,188         77,806
    Aerospace                                 48,682         62,490           152,020        157,863
    Other                                     18,358         11,609            44,779         30,463
                                         ------------   ------------      ------------   ------------
Total segment operating income               122,255        189,434           344,118        550,928
Corporate general and
  administrative expenses                     17,550         18,038            50,163         55,768
                                         ------------   ------------      ------------   ------------
Income before interest expense
   and other                                 104,705        171,396           293,955        495,160
Interest expense                              20,924         24,243            62,933         71,018
Other expense (income)                         7,221          5,367            14,984        (32,930)
                                         ------------   ------------      ------------   ------------
Income before income taxes               $    76,560    $   141,786       $   216,038    $   457,072
                                         ============   ============      ============   ============

Note: In July 2001, the Company adopted SFAS No. 142. Therefore, future amortization of goodwill has been discontinued. Income before income taxes for the three months ended March 31, 2001 includes $15,185 of goodwill amortization ($8,132 in Industrial North America; $3,253 in Industrial International; $2,056 in Aerospace; $1,081 in Other; and $663 in Other expense (income)). Income before income taxes for the nine months ended March 31, 2001 includes $43,748 of goodwill amortization ($22,074 in Industrial North America; $9,099 in Industrial International; $5,849 in Aerospace; $3,252 in Other; and $3,474 in Other expense (income)).

                           PARKER-HANNIFIN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Dollars in thousands, except per share amounts

                             -----------------------


1.   Management representation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2002, the results of operations for the three and nine months ended March 31, 2002 and 2001 and cash flows for the nine months then ended.

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

3.   Earnings per share

     The following table presents a reconciliation of the denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2002 and 2001.

                                               Three Months Ended                       Nine Months Ended
                                                     March 31,                              March 31,
                                        --------------------------------------------------------------------
     Numerator:                                 2002             2001               2002             2001
     ----------                         ------------------------------------------------------------------
     Net income applicable
       to common shares                 $     52,357     $     88,074       $    142,000     $    291,434

     Denominator:
     -----------
     Basic - weighted average
       common shares                     115,503,613      114,439,369        115,226,875      114,125,361
     Increase in weighted average
       from dilutive effect of
       exercise of stock options             778,462          810,101            657,706          755,502
                                        ------------------------------------------------------------------
     Diluted - weighted average
       common shares, assuming
      exercise of stock options          116,282,075      115,249,470        115,884,581      114,880,863
                                        ==================================================================
     Basic earnings per share           $        .45     $        .77       $       1.23     $       2.55
     Diluted earnings per share         $        .45     $        .77       $       1.23     $       2.54

4.   Stock repurchase program

     The Board of Directors has approved a program to repurchase the Company's common stock on the open market, at prevailing prices. The repurchase is primarily funded from operating cash flows and the shares are initially held as treasury stock. There were no share repurchases during the three-month period ended March 31, 2002. Year-to-date, the Company has purchased 230,000 shares at an average price of $35.02 per share.

5.   Comprehensive income

     The Company's items of other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains (losses) on marketable equity securities. Comprehensive income for the three and nine months ended March 31, 2002 and 2001 is as follows:

                                                   Three Months Ended                Nine Months Ended
                                                        March 31,                        March 31,
                                               ---------------------------       -------------------------
                                                     2002           2001               2002          2001
                                               -----------------------------------------------------------
           Net income                          $   52,357     $   88,074         $  142,000    $  291,434
           Foreign currency
             translation adjustments               (8,645)       (38,641)             2,479       (83,168)
           Unrealized gain (loss) on
             marketable equity securities           1,537         (4,016)            (3,368)       11,801
           Realized (gain) on marketable
             securities included in net
             income                                               (2,333)                          (2,333)
                                               -----------------------------------------------------------
           Comprehensive income                $   45,249     $   43,084         $  141,111    $  217,734
                                               ===========================================================

     The unrealized gain (loss) on marketable equity securities is net of taxes of $926 and $(2,029) for the three and nine months ended March 31, 2002, respectively, and $(2,420) and $7,111 for the three and nine months ended March 31, 2001, respectively. Realized (gain) on marketable securities is net of taxes of $1,406 for both the three and nine months ended March 31, 2001.

6.   Gain on sale of real property

     In fiscal 2001 the Company recorded a $55.5 million gain ($34.7 million after-tax or $.30 per share) on the sale of real property. The gain is reflected in the Consolidated Income Statement for the nine months ended March 31, 2001 in Interest and other (income), net.

7.   Charges related to business realignment and equity investment adjustment

     During the third quarter of fiscal 2002, the Company recorded a $3,878 charge ($2,540 after-tax or $.02 per share) for the costs to structure appropriately its businesses to operate in their current economic environment. The business realignment charge consists of severance costs of $2,824 and $1,054 of costs relating to the consolidation of manufacturing product lines. Of the pre-tax amount, $2,778 relates to the Industrial Segment, $492 relates to the Aerospace Segment and $608 relates to the Other Segment. The severance portion of the charge is attributable to 178 employees in the Industrial Segment, 52 employees in the Aerospace Segment and 105 employees in the Other Segment. As of March 31, 2002, the Company had made about half of the severance payments with the remaining payments expected to be made by March 31, 2003.

     During the first nine months of fiscal 2002, the Company recorded charges of $16,254 ($10,646 after-tax or $.09 per share) for business realignment costs. Of the pre-tax amount, $9,985 relates to the Industrial Segment, $3,547 relates to the Aerospace Segment and $2,722 relates to the Other Segment. Also during the first nine months of fiscal 2002, the Company recorded a $4,973 charge ($4,973 after-tax or $.04 per share) related to an adjustment to fair market value of an equity investment in a publicly traded Japanese company with whom the Company has established an alliance.

     The charges related to business realignment actions and the equity investment adjustment are presented in the Consolidated Statement of Income for the three and nine months ended March 31, 2002 as follows: $3,530 and $14,519, respectively, in Cost of sales and $348 and $6,708, respectively, in Selling, general and administrative expenses.

8.   Goodwill and intangible assets

     On July 1, 2001 the Company adopted the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. No reclassification of intangible assets apart from goodwill was necessary as a result of the adoption of SFAS No. 142. SFAS No. 142 provides that goodwill should not be amortized but should instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, the Company completed a transitional goodwill impairment test which resulted in no impairment loss being recognized. The Company is currently conducting its annual goodwill impairment test and it is unknown at this time whether an impairment loss will be required to be recognized. Goodwill amortization expense in the third quarter and first nine months of fiscal 2001 was $15,185 ($13,050 after-tax or $.11 per share) and $43,748 ($37,598 after-tax or $.32 per share), respectively.

     The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 occurred as of the beginning of the three and nine-month periods ended March 31, 2001:

                                              Three Months Ended             Nine Months Ended
                                                    March 31,                    March 31,
                                            -----------------------      ------------------------
                                                 2002          2001            2002          2001
                                            -----------------------------------------------------
     Net income:
     As reported                            $  52,357    $   88,074      $  142,000   $   291,434
     Goodwill amortization                                   13,050                        37,598
                                            -----------------------------------------------------
     Adjusted net income                    $  52,357    $  101,124      $  142,000   $   329,032
                                            =====================================================

     Basic earnings per share:
     As reported                            $    0.45    $     0.77      $     1.23   $      2.55
     Goodwill amortization                                     0.11                           .32
                                            -----------------------------------------------------
     Adjusted basic earnings per share      $    0.45    $     0.88      $     1.23   $      2.87
                                            =====================================================
     Diluted earnings per share:
     As reported                            $    0.45    $     0.77      $     1.23   $      2.54
     Goodwill amortization                                     0.11                           .32
                                            -----------------------------------------------------
     Adjusted diluted earnings per share    $    0.45    $     0.88      $     1.23   $      2.86
                                            =====================================================

     The changes in the carrying amount of goodwill for the nine months ended March 31, 2002 are as follows:

                                             Industrial    Aerospace      Other
                                               Segment      Segment      Segment      Total
                                             -------------------------------------------------
     Balance as of June 30, 2001             $  769,675    $  76,090   $  107,883  $   953,648
     Acquisitions                                55,878                    42,779       98,657
     Balance sheet reclassification                                        29,757       29,757
     Goodwill adjustments and other              10,186         (121)       7,286       17,351
                                             -------------------------------------------------
     Balance as of March 31, 2002            $  835,739    $  75,969   $  187,705  $ 1,099,413
                                             =================================================

     "Balance sheet reclassification" represents the change in balance sheet presentation during the first quarter of fiscal 2002 for net assets held for sale (see Note 10 for further discussion). "Goodwill adjustments and other" primarily represent final adjustments to the purchase price allocation for acquisitions completed within the last fiscal year and foreign currency translation adjustments.

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

     On February 1, 2002 the Company completed its acquisition of ITR SpA, a subsidiary of the SAIAG Group. ITR is a manufacturer of hoses, fittings and rubber compounds for hydraulic, industrial and oil and gas applications with annual revenues of $147 million.

     Total purchase price for these businesses was approximately $368 million in cash. These acquisitions are being accounted for by the purchase method.

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

     During fiscal 2002, the Company completed the divestiture of the metal forming business. No gain or loss was recognized on the transaction. In July 2001 the one-year period during which the earnings of the specialty chemical and warranty businesses were excluded from the Company's Consolidated Statement of Income expired. Due to market conditions, the Company decided to suspend its efforts to sell the specialty chemical and warranty businesses. As such, the net assets of the specialty chemical and warranty businesses are presented in the Consolidated Balance Sheet as of March 31, 2002 in their respective individual line items and their results of operations have been included in the Consolidated Statement of Income of the Company beginning in July 2001. The specialty chemical and warranty businesses are included in the Other Segment for segment reporting purposes.

11.  Extraordinary item - extinguishment of debt

     In third quarter of fiscal 2001 the Company redeemed its outstanding $100 million, 9.75 percent debentures due 2002-2021. The extraordinary loss for this transaction, including an early-redemption premium and the write-off of deferred issuance costs, was $5,413 ($3,378 after-tax or $.03 per share).

                           PARKER-HANNIFIN CORPORATION

                                    FORM 10-Q
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002
                   AND COMPARABLE PERIODS ENDED MARCH 31, 2001

CONSOLIDATED STATEMENT OF INCOME

Net sales increased 2.4 percent for the current quarter and remained essentially the same for the first nine months of fiscal 2002. Without acquisitions and the inclusion of the results from businesses previously classified as assets held for sale, Net sales decreased 11.9 percent for the current quarter and 12.4 percent for the first nine months of fiscal 2002, primarily the result of lower volume in the Industrial North American and International operations. Lower volume in the Aerospace operations also contributed to the sales decline in the current quarter.

Income from operations was $97.3 million for the current quarter and $278.7 million for the first nine months of fiscal 2002, a decrease from the comparable year periods of 39.6 percent and 40.8 percent, respectively. Cost of sales, as a percent of sales, increased to 83.0 percent from 79.2 percent for the current quarter and increased to 82.6 percent from 78.6 percent for the first nine months. Included in income from operations for the current quarter and first nine months of fiscal 2002 was $3.9 million and $16.2 million, respectively, in business realignment charges. Income from operations for the first nine months of fiscal 2002 also includes a charge of $5.0 million related to an equity investment adjustment (see Note 7 on page 8 for further discussion). Included in income from operations in the prior quarter and the first nine months of fiscal 2001 was $15.2 million and $43.7 million, respectively, of goodwill amortization.

Excluding the business realignment charges, the equity investment adjustment, and goodwill amortization, income from operations, as a percent of sales, decreased to 6.4 percent from 11.4 percent for the current quarter and decreased to 6.7 percent from 11.5 percent for the first nine months. Excluding the business realignment charges, Cost of sales, as a percent of sales, increased to
82.7 percent from 79.2 percent for the current quarter and increased to 82.3 percent from 78.6 percent for the first nine months. The lower margins for the current quarter and first nine months reflect the weakness experienced in the Industrial North American and International operations, particularly in historically higher margin businesses, resulting in manufacturing inefficiencies. Lower margins for the current quarter were also experienced in the Aerospace operations as a result of a change in product mix.

Selling, general and administrative expenses, as a percent of sales, increased to 10.9 percent of sales from 10.3 percent for the current quarter and increased to 11.2 percent from 10.9 percent for the first nine months. Excluding business realignment charges, the equity investment adjustment, and goodwill amortization, Selling, general and administrative expenses, as a percent of sales, increased to 10.9 percent of sales from 9.4 percent for the current quarter and increased to 11.0 percent from 9.9 percent for the first nine months, primarily due to the lower sales volume as well as the inclusion of businesses previously held for sale which have traditionally experienced higher selling expenses.

Interest expense decreased 13.7 percent in the current quarter and 11.4 percent for the first nine months of fiscal 2002 primarily due to lower weighted-average interest rates.

Interest and other (income), net for the first nine months of fiscal 2001 included a $55.5 million gain on the sale of real property and $5.4 million of certain asset impairments.

In the prior year quarter the Company redeemed $100 million, 9.75 percent debentures due 2002-2021 resulting in an after-tax extraordinary loss of $3.4 million or $.03 per share.

The effective tax rate declined to 34.3 percent for the first nine months of fiscal 2002, compared to 35.5 percent in the prior-year first nine months. The decrease in the rate is primarily due to the utilization of foreign tax credits and the deductibility of certain goodwill amortization for tax purposes that is no longer being amortized for financial reporting purposes due to the Company's adoption of SFAS No. 142 in the first quarter of fiscal 2002. Partially offsetting the decline in the tax rate was the non-deductibility of the equity investment adjustment.

Net income decreased 40.6 percent in the current quarter and 51.3 percent for the first nine months of fiscal 2002, as compared to the prior year. As a percent of sales, Net income decreased to 3.3 percent from 5.7 percent for the current quarter and decreased to 3.2 percent from 6.5 percent for the first nine months. Excluding the business realignment charges, the equity investment adjustment and goodwill amortization, Net income, as a percent of sales, decreased to 3.5 percent from 6.6 percent for the current quarter and decreased to 3.5 percent from 6.7 percent for the first nine months.

Backlog was $1.93 billion at March 31, 2002 compared to $2.01 billion in the prior year and $1.99 billion at June 30, 2001. The decrease in backlog reflects lower order rates in the Aerospace operations, as well as lower order rates experienced across most markets in the Industrial North American operations.

RESULTS BY BUSINESS SEGMENT

INDUSTRIAL - The Industrial Segment operations had the following percentage changes in Net sales in the current year when compared to the equivalent prior-year period:

                                          Period ending March 31,
                                          -----------------------
                                       Three Months       Nine Months
                                       ------------      -----------
     Industrial North America              (2.1)%          (10.1)%
     Industrial International              (5.0)%           (5.4)%
     Total Industrial                      (3.0)%           (8.7)%

Without the effect of currency-rate changes, International sales would have been flat for the current quarter and would have decreased 1.0 percent for the first nine months of fiscal 2002.

Without the effect of acquisitions completed within the past 12 months, the percentage changes in Net sales would have been:

                                          Period ending March 31,
                                          -----------------------
                                       Three Months      Nine Months
                                       ------------      -----------
     Industrial North America             (14.0)%          (19.9)%
     Industrial International             (14.9)%          (10.7)%
     Total Industrial                     (14.3)%          (17.1)%



Excluding the effect of acquisitions, the decrease in Industrial North American sales for both the current quarter and the first nine months of fiscal 2002 reflects lower volume experienced across virtually all of the Industrial North American markets, particularly in the factory automation, semiconductor manufacturing and telecommunications markets. The decrease in Industrial International sales for the current quarter and first nine months of fiscal 2002 is attributed to lower volume across most International markets, particularly those in Europe.

Operating income for the Industrial segment decreased 52.1 percent for the current quarter and 59.4 percent for the first nine months of fiscal 2002. Industrial North American operating income decreased 54.0 percent for the current quarter and 64.1 percent for the first nine months of fiscal 2002, and Industrial International operating income decreased 47.4 percent for the current quarter and 41.9 percent for the first nine months of fiscal 2002. Included in Industrial North American operating income for the current quarter and first nine months of fiscal 2002 was $1.3 million and $6.3 million, respectively, in business realignment charges. Included in Industrial International operating income for the current quarter and first nine months of fiscal 2002 was $1.5 million and $3.6 million, respectively, in business realignment charges. The business realignment charges were incurred as a result of actions the Company took to structure appropriately the Industrial operations to operate in their current economic environment and primarily consisted of severance costs and costs relating to the consolidation of manufacturing product lines. In addition, Industrial International operating income for the first nine months of fiscal 2002 included a $5.0 million charge related to an adjustment to the fair market value of an equity investment in a publicly traded Japanese company with whom the Company has established an alliance. See Note 7 on page 8 for further discussion of the business realignment charges.

Included in Industrial North American operating income for the prior quarter and first nine months of fiscal 2001 was goodwill amortization of $8.1 million and $22.1 million, respectively. Included in Industrial International operating income for the prior quarter and first nine months of fiscal 2001 was goodwill amortization of $3.3 million and $9.1 million, respectively.

Excluding the business realignment charges and goodwill amortization, Industrial North American operating income, as a percent of sales, decreased to 5.4 percent from 12.2 percent for the current quarter and to 5.4 percent from 13.7 percent for the first nine months. The decline in Industrial North American margins is primarily due to lower sales volume experienced across virtually all markets, with a high concentration of the decline occurring in historically higher margin businesses, which resulted in the underabsorption of fixed overhead costs.

Excluding the business realignment charges, the equity investment adjustment and goodwill amortization, Industrial International operating income, as a percent of sales, decreased to 5.7 percent from 10.4 percent for the current quarter and to 5.9 percent from 9.0 percent for first nine months. The decline in Industrial International margins is primarily due to the lower sales volume experienced across most markets throughout Europe and the Asia Pacific region.

Total Industrial Segment backlog decreased 6.2 percent compared to March 31, 2001 and remained the same as June 30, 2001. Without acquisitions, total Industrial Segment backlog decreased 12.5 percent compared to March 31, 2001 and decreased 6.3 percent since June 30, 2001, primarily due to lower order rates within most Industrial markets.

For the remainder of the fiscal year, the Company expects the Industrial North American operations to begin to experience an improvement in overall business conditions; however the extent and pace of the improvement is expected to vary by market. The Company anticipates slight increases from the current quarter level in both sales and margins in the fourth quarter of fiscal 2002 with further improvements anticipated in fiscal 2003. Business conditions in the Company's Industrial International operations are expected to stabilize at their current level for the remainder of the fiscal year. The Company is currently reviewing the operating units of the Industrial Segment as part of its annual planning process, the intent of which is to ensure that assets are contributing to long-term growth. This review may result in the necessity to record additional business realignment charges in the fourth quarter of fiscal 2002 but the amount of such charges, if any, is not currently quantifiable.

AEROSPACE - Net sales of the Aerospace Segment decreased 10.2 percent for the current quarter and were essentially flat for the first nine months of fiscal 2002. The decrease for the quarter was primarily due to a decline in both commercial OEM and aftermarket volume, partially offset by an increase in military sales. The flat sales level for the first nine months reflects the magnitude of the slowdown experienced in the current quarter in both the commercial OEM and aftermarket businesses. Operating income for the Aerospace Segment decreased 22.1 percent for the current quarter and 3.7 percent for the first nine months of fiscal 2002. Operating income, as a percent of sales, decreased to 17.1 percent from 19.7 percent for the current quarter and decreased to 17.2 percent from 17.9 percent for the first nine months. Operating income for the current quarter and first nine months of fiscal 2002 includes $0.5 million and $3.5 million, respectively, in business realignment charges consisting primarily of severance costs. Operating income for the prior quarter and first nine months of fiscal 2001 included $2.1 million and $5.8 million, respectively, in goodwill amortization. Excluding the business realignment charges and goodwill amortization, operating income, as a percent of sales, decreased to 17.3 percent from 20.3 percent for the current quarter and decreased to 17.6 from 18.6 percent for the first nine months. The declining margins were primarily due to a decrease in higher margin commercial OEM and aftermarket sales as well as lower capacity utilization.

Backlog for the Aerospace Segment decreased 8.3 percent compared to March 31, 2001 and 9.3 percent since June 30, 2001. Backlog decreased primarily due to a decrease in the level of commercial OEM and aftermarket orders, partially offset by higher military order rates. For the remainder of fiscal 2002, a continuation of the weakness in order rates in the commercial OEM and aftermarket businesses is expected. While the extent of the order weakness cannot be quantified with any degree of certainty, recent indicators suggest that the decline in order rates will accelerate in the short term. Order rates in the military market are expected to increase marginally.

OTHER - The Other Segment consists of several business units which produce motion-control and fluid power system components for use primarily in the transportation industry and a business unit which designs and manufactures custom-engineered buildings. Beginning in fiscal 2002, this Segment also includes a business unit that develops and manufactures chemical car care and industrial products and related service programs and a business unit that administers vehicle service contract programs.

Net sales of the Other Segment increased 73.1 percent for the current quarter and 68.3 percent for the first nine months of fiscal 2002. Without the effect of acquisitions and the inclusion of the results from businesses previously classified as assets held for sale (see Note 10 on page 9 for further discussion), sales increased 3.2 percent for the current quarter and declined
2.0 percent for the first nine months of fiscal 2002. The increase in sales for the current quarter reflects the higher volume experienced in the automotive market while the decrease in sales for the first nine months of fiscal 2002 reflects the lower demand experienced across virtually all businesses. Operating income increased 58.1 percent for the current quarter and increased 47.0 percent for the first nine months of fiscal 2002. Operating income for the current quarter and first nine months of fiscal 2002 includes $0.6 million and $2.7 million, respectively, in business realignment charges. Included in operating income for the prior quarter and first nine months of fiscal 2001 was $1.1 million and $3.3 million, respectively, of goodwill amortization. Excluding the business realignment charges and goodwill amortization, operating income, as a percent of sales, decreased to 7.9 percent from 9.1 percent for the current quarter and decreased to 7.1 percent from 8.5 percent for the first nine months. The decline in margins for the current quarter and first nine months of fiscal 2002 reflect the lower sales volume experienced across virtually all markets resulting in the underabsorption of fixed overhead costs as well as the contribution of lower margins from recent acquisitions and businesses previously classified as assets held for sale, which have not yet been fully integrated.

Backlog for the Other Segment increased 49.5 percent compared to a year ago and increased 52.4 percent since June 30, 2001. Backlog increased primarily due to acquisitions and the inclusion of backlog from businesses previously classified as assets held for sale. The Company expects business conditions for the balance of fiscal 2002 to be the same as those experienced in the first nine months of fiscal 2002, with slight increases in both sales and margins. The Company will continue to take the necessary actions to structure appropriately the Other Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in the fourth quarter of fiscal 2002 but the amount of such charges, if any, is not currently quantifiable. As part of these actions, the Company is currently reviewing the business model in use by the business unit that administers vehicle service contract programs and the reinsurance program related to claims on certain vehicle extended warranty contracts. It is unknown at this time what adjustment, if any, will be required to the warranty contract reserves or the receivable from the reinsurance provider.

Corporate general and administrative expenses decreased to $17.6 million from $18.0 million for the current quarter and decreased to $50.2 million from $55.8 million for the first nine months. As a percent of sales, corporate general and administrative expenses decreased to 1.1 percent from 1.2 percent for the current quarter and first nine months. The decrease is the result of lower expenses associated with incentive compensation plans.

Included in Other expense (income) (in the Business Segment Results by Industry) for the first nine months of fiscal 2001 was a $55.5 million gain on the sale of real property and $7.7 million of certain asset impairments. In addition, the prior quarter and the first nine months of fiscal 2001 included goodwill amortization of $0.7 million and $3.5 million, respectively.

BALANCE SHEET

Working capital increased to $840.3 million at March 31, 2002 from $783.2 million at June 30, 2001, while the ratio of current assets to current liabilities increased to 1.57:1. The increase in working capital was primarily due to an increase in Inventories and Accounts receivable and the reclassification of Net assets held for sale into their respective individual line items.

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

Accounts receivable increased to $982.0 million at March 31, 2002 from $922.3 million at June 30, 2001, primarily as a result of acquisitions and the reclassification of businesses previously held for sale, partially offset by lower sales. Days sales outstanding at March 31, 2002 remained at 49 days. Inventories increased $61.4 million since June 30, 2001, primarily the result of acquisitions and the reclassification of businesses previously held for sale, with months supply remaining the same.

Net assets held for sale at June 30, 2001 included the metal forming business, which was acquired as part of Commercial Intertech in fiscal 2000, and the specialty chemical and warranty businesses, which were acquired as part of Wynn's International in fiscal 2001. During the first quarter of fiscal 2002, the Company completed the divestiture of the metal forming business and suspended its efforts to sell the specialty chemical and warranty businesses. As such, the net assets of the specialty chemical and warranty businesses are presented in the Consolidated Balance Sheet as of March 31, 2002 in their respective individual line items.

Plant and equipment, net of accumulated depreciation, increased $135.1 million since June 30, 2001, primarily as a result of acquisitions.

The increase in Goodwill since June 30, 2001 reflects the goodwill recognized from fiscal 2002 acquisitions and the reclassification of businesses previously held for sale. In July 2001, the Company adopted SFAS No. 142 and therefore, future amortization of goodwill has been discontinued.

The debt to debt-equity ratio increased to 37.9 percent at March 31, 2002 compared to 35.7 percent as of June 30, 2001, primarily due to increased borrowings to fund acquisitions.

Other liabilities increased $147.8 million since June 30, 2001, primarily the result of the reclassification of businesses previously held for sale.

Due to the modest weakening of the dollar against certain currencies, foreign currency translation adjustments resulted in an increase in net assets of $2.5 million during the first nine months of fiscal 2002. The translation adjustments primarily affected Goodwill, Plant and equipment and Long-term debt.

STATEMENT OF CASH FLOWS

Net cash provided by operating activities was $458.0 million for the nine months ended March 31, 2002, as compared to $308.3 million for the same nine months of 2001. The increase in net cash provided was primarily the result of activity within the working capital items - Accounts receivable, Inventories and Other accrued liabilities - which provided cash of $142.4 million in fiscal 2002 compared to using cash of $65.4 million in fiscal 2001. In addition, cash provided by operating activities excludes a Loss on sale of plant and equipment of $0.9 million in fiscal 2002 compared to a (Gain) on sale of plant and equipment of $57.4 million in fiscal 2001, Other assets used cash of $2.5 million in fiscal 2002 after using cash of $39.3 million in fiscal 2001, and Other liabilities provided cash of $44.9 million in fiscal 2002 compared to providing cash of $10.1 million in fiscal 2001. These providers of cash were partially offset by a decrease in Net income of $149.4 million and a decrease in depreciation and amortization of $19.8 million.

Net cash used in investing activities decreased to $579.1 million for the first nine months of fiscal 2002 compared to $670.9 million for the first nine months of fiscal 2001 primarily due to a decrease of $129.6 million in the amount spent on acquisitions and a decrease in capital expenditures of $106.4 million, partially offset by a decrease of $64.2 million in the proceeds received from the sale of plant and equipment. Included in Other was an increase in cash used for equity investments in fiscal 2002, and an increase in cash provided for long-term receivables in fiscal 2001.

Financing activities provided cash of $132.0 million for the nine months ended March 31, 2002 compared to providing cash of $341.7 million for the same period of the prior year. The change resulted primarily from debt borrowings providing cash of $190.1 million in fiscal 2002 compared to providing cash of $391.2 million in the prior year. The decrease in debt borrowings in fiscal 2002 is primarily due to a lower level of acquisition activity.

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

These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. Such factors include:

..    Changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments,

..    ability of suppliers to provide materials as needed,

..    uncertainties surrounding timing, successful completion or integration of acquisitions,

..    competitive market conditions and resulting effects on sales and pricing,

..    increases in raw-material and other production costs that cannot be recovered in product pricing,

..    threats associated with terrorism,

..    ability to achieve anticipated benefits associated with business realignment measures,

..    difficulties in introducing new products and entering new markets, and

..    uncertainties surrounding the global economy and global market conditions, including any federal government policy to stimulate the economy, interest rate levels and the potential devaluation of currencies.

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

Date: April 23, 2002