Form 10-K
period 2002-06-30
PARKER HANNIFIN CORP
filed 2002-08-14
CIK 76334

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the fiscal year ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

                           Commission File No. 1-4982

                          PARKER-HANNIFIN CORPORATION
             (Exact name of registrant as specified in its charter)

            Ohio                                               34-0451060
 (State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

6035 Parkland Boulevard, Cleveland, Ohio                       44124-4141
 (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code            (216) 896-3000

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
      Title of Each Class                                 on which Registered
  Common Shares, $.50 par value                         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 31, 2002, excluding, for purposes of this computation only, stock holdings of the Registrant's Directors and Officers: $4,731,003,744.

    The number of Common Shares outstanding on July 31, 2002 was 118,028,570.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Company's 2002 Annual Meeting of Shareholders to be held on October 23, 2002 are incorporated by reference into Part III hereof.

                           PARKER-HANNIFIN CORPORATION

                                    FORM 10-K

                         Fiscal Year Ended June 30, 2002


                                     PART I

     ITEM 1. Business. Parker-Hannifin Corporation is a leading worldwide full-line manufacturer of motion control products, including fluid power systems, electromechanical controls and related components. Fluid power involves the transfer and control of power through the medium of liquid, gas or air, in hydraulic, pneumatic and vacuum applications. Fluid power systems move and position materials, control machines, vehicles and equipment and improve industrial efficiency and productivity. Components of a simple fluid power system include a pump which generates pressure, valves which control the fluid's flow, an actuator which translates the pressure in the fluid into mechanical energy, a filter to insure proper fluid condition and numerous hoses, couplings, fittings and seals. Electromechanical control involves the use of electronic components and systems to control motion and precisely locate or vary speed in automation applications. In addition to motion control products, the Company also is a leading worldwide producer of fluid purification, fluid control, process instrumentation, air conditioning, refrigeration, electromagnetic shielding and thermal management products and designs and manufactures custom-engineered buildings. Also, through Wynn Oil Company and its subsidiaries (the "Wynn's Specialty Chemical Group"), the Company develops, manufactures and markets specialty chemical products and automotive service equipment.

     The Company also marketed vehicle service contract and product warranty programs until the divestiture of this business in June 2002.

     The Company was incorporated in Ohio in 1938. Its principal executive offices are located at 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141, telephone (216) 896-3000. As used in this Report, unless the context otherwise requires, the term "Company" or "Parker" refers to Parker-Hannifin Corporation and its subsidiaries.

     The Company's manufacturing, service, distribution and administrative facilities are located in 38 states and worldwide in 43 foreign countries. Its motion control technology is used in the products of its business Segments:
Industrial; Aerospace; and Other. The products are sold as original and replacement equipment through product and distribution centers worldwide. The Company markets its products through its direct-sales employees, independent distributors, sales representatives and builder/dealers. Parker products are supplied to approximately 435,000 customers in virtually every significant manufacturing, transportation and processing industry. For the fiscal year ended June 30, 2002, net sales were $6,149,122,000; Industrial Segment products accounted for 66% of net sales, Aerospace Segment products for 19% and Other Segment products for 15%.

Markets

     Motion control systems are used throughout industry in applications which include moving of materials, controlling machines, vehicles and equipment and positioning materials during the manufacturing process. Motion control systems contribute to the efficient use of energy and improve industrial productivity.

     The approximately 435,000 customers who purchase the Company's products are found throughout virtually every significant manufacturing, transportation and processing industry. No customer accounted for more than 4% of the Company's total net sales for the fiscal year.

     The major markets for products of the Fluid Connectors, Hydraulics, Automation and Seal Groups of the Industrial Segment are agricultural machinery, automotive, construction machinery, electronic equipment, fabricated metals, food production, industrial machinery, pulp and paper, machine tools, marine, medical equipment, mining, mobile equipment, chemicals, robotics, semi-conductor equipment, telecommunications, textiles, transportation and every other major production and processing industry. The major markets for products manufactured by the Instrumentation Group of the Industrial Segment are power generation, oil and gas exploration, petrochemical and chemical processing, pulp and paper, semi-conductor manufacturing, medical and analytical applications. The major markets for products of the Filtration Group of the Industrial Segment are industrial machinery, mobile equipment, diesel engines, process equipment, marine, aviation, environmental and semi-conductor manufacturing. Sales of Industrial Segment products are made to original equipment manufacturers and their replacement markets.

     Aerospace Segment sales are made primarily to the commercial, military and general aviation markets and are made to original equipment manufacturers and to end users for maintenance, repair and overhaul.

     The products manufactured by the Climate and Industrial Controls Group of the Other Segment are used principally in mobile air conditioning systems, industrial refrigeration systems, residential and commercial air conditioning systems and equipment and industrial fluid control markets. Sales of the Climate and Industrial Controls Group are made to original equipment manufacturers and their replacement markets. Astron Building Systems(R) ("Astron") of the Other Segment produces pre-engineered single and multi-story buildings that serve industries throughout Europe and Asia. The Wynn's Specialty Chemical Group, which became part of the Other Segment in August 2001, develops and manufactures a wide variety of specialty chemical car care and industrial products that are marketed to automobile service technicians and consumers.

Principal Products, Methods of Distribution and Competitive Conditions

     Industrial Segment. The product lines of the Company's Industrial Segment cover most of the components of motion control systems. The Fluid Connectors Group manufactures connectors, including tube fittings, hose fittings, valves, hoses and couplers, which control, transmit and contain fluid. The Hydraulics Group produces hydraulic components and systems for builders and users of industrial and mobile machinery and equipment, such as cylinders, accumulators, rotary actuators, valves, motors and pumps, hydrostatic steering units, power units, integrated hydraulic circuits, electrohydraulic systems and metering pumps. The Automation Group supplies pneumatic and electromechanical components and systems, including pneumatic valves; linear motors; air preparation units; indexers, stepper and servo drives; multi-axis positioning tables; electric and pneumatic cylinders; structural extrusions; vacuum products; pneumatic logic; human/machine interface hardware and software; and gantry robots. The Seal Group manufactures sealing devices, including o-rings and o-seals; gaskets and packings, which insure leak-proof connections; electromagnetic interference shielding; and thermal management products. The Filtration Group manufactures filters, systems and instruments to monitor and to remove contaminants from fuel, air, oil, water and other fluids and gases, including hydraulic, lubrication and coolant filters; process, chemical and microfiltration filters; compressed air and gas purification filters; lube oil and fuel filters; fuel conditioning filters; fuel filters/water separators; cabin air filters; intake air filters; and nitrogen and hydrogen generators and condition monitoring devices. The Instrumentation Group manufactures high quality critical flow components for process instrumentation, ultra-high-purity, medical and analytical applications, including fittings, valves, regulators and PTFE products.

     Industrial Segment products include both standard items which are produced in large quantities and custom units which are engineered and produced to original equipment manufacturers' specifications for application to a particular end product. Both standard and custom products are also used in the replacement of original motion control system components. Industrial Segment products are marketed primarily through field sales employees and more than 8,200 independent distributors.

     Aerospace Segment. The principal products of the Company's Aerospace Segment are hydraulic, fuel and pneumatic systems and components that are used on commercial and military airframe and engine programs.

     The Aerospace Segment offers complete hydraulic and primary flight control systems that include hydraulic, electrohydraulic and electromechanical components used for precise control of aircraft rudders, elevators, ailerons and other aerodynamic control surfaces and utility hydraulic components such as reservoirs, accumulators, selector valves, electrohydraulic servovalves, thrust-reverser actuators, engine-driven pumps, motor pumps, nosewheel steering systems, electromechanical actuators, engine controls and electronic controllers. The Aerospace Segment also designs and manufactures aircraft wheels and brakes for the general aviation and military markets.

     The Aerospace fuel product line includes complete fuel systems as well as components such as fuel transfer and pressurization controls, in-flight refueling systems, fuel pumps and valves, fuel measurement and management systems and center of gravity controls, engine fuel injection atomization nozzles, manifolds and augmentor controls, and electronic monitoring computers.

     Pneumatic components include bleed air control systems, pressure regulators, low-pressure pneumatic controls, heat transfer systems, engine start systems, engine bleed control and anti-ice systems, and electronic control and monitoring computers.

     Aerospace Segment products are marketed by the Company's regional sales organization and are sold directly to manufacturers and end users.

     Other Segment. The principal products of the Company's Other Segment are fluid control process systems and components and refrigeration and air conditioning systems and components which are manufactured by the Climate and Industrial Controls Group for use primarily in the mobile industry; custom-engineered buildings which are designed and manufactured by Astron; and automotive and industrial chemical products and professional automotive service equipment that are developed by the Wynn's Specialty Chemical Group and marketed primarily to consumers, automobile dealerships and other automotive service facilities, and industrial and manufacturing companies.

     The Climate and Industrial Controls Group manufactures components and systems for use in industrial, residential, commercial, automotive and mobile air conditioning and refrigeration systems and other applications, including pressure regulators, solenoid valves, expansion valves, filter-dryers, gerotors and hose assemblies. The Climate and Industrial Controls Group products are marketed primarily through field sales employees and independent distributors.

     Astron's pre-engineered single and multi-story buildings serve as factories, warehouses, aircraft hangars, indoor athletic facilities, automobile showrooms, offices and supermarkets. Astron's custom-engineered buildings are marketed primarily through builder/dealers and field sales employees.

     The Wynn's Specialty Chemical Group's product line includes professional chemical products, programs and equipment for automobile service technicians, automotive chemical products for consumers, and forging compounds, cleaners, release agents, lubricants, cutting and drawing fluids and multipurpose coolants used in precision metal forming and machining operations.

     Competition. All aspects of the Company's business are highly competitive. No single manufacturer competes with respect to all products manufactured and sold by the Company and the degree of competition varies with different products. In the Industrial Segment, the Company competes on the basis of product quality and innovation, customer service, its manufacturing and distribution capability, and competitive price. The Company believes that, in most of the major markets for its Industrial Segment products, it is one of the principal suppliers of motion control systems and components.

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

     Research and development costs relating to the development of new products or services and the improvement of existing products or services amounted to $109,090,000 in fiscal year 2002, $115,004,000 in fiscal 2001 and $94,781,000 in fiscal 2000. Reimbursements of customer-sponsored research included in the total cost for each of the respective years were $13,517,000, $17,143,000 and $16,409,000.

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

Backlog and Seasonal Nature of Business

     The Company's backlog at June 30, 2002 was approximately $1,862,992,000 and at June 30, 2001 was approximately $1,985,902,000. Approximately 84% of the Company's backlog at June 30, 2002 is scheduled for delivery in the succeeding twelve months. The Company's business generally is not seasonal in nature.

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

     As of June 30, 2002, the Company is involved in environmental remediation at 21 manufacturing facilities presently or formerly operated by the Company and has been named as a "potentially responsible party," along with other companies, at two off-site waste disposal facilities and one regional Superfund site.

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

     As of June 30, 2002, the Company has a reserve of $13,391,000 for environmental matters which are probable and reasonably estimable. This reserve is recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company's liability in proportion to other responsible parties.

     The Company's estimated total liability for the above mentioned sites ranges from a minimum of $13,391,000 to a maximum of $34,920,000. The actual costs to be incurred by the Company will be dependent on final delineation of contamination, final determination of remedial action required, negotiations with federal and state agencies with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technology, effectiveness of remedial technologies employed, the ultimate ability to pay of the other responsible parties, and any insurance or third party recoveries.

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

Employees

     The Company employed approximately 48,176 persons as of June 30, 2002, of whom approximately 19,179 were employed by foreign subsidiaries.

Business Segment Information

     The net sales, segment operating income and identifiable assets by business segment and net sales and long-lived assets by geographic area for the past three fiscal years, as set forth on pages 13-11 to 13-12 of Exhibit 13 hereto, are incorporated herein by reference. The net assets and results of operation for the Wynn's Specialty Chemical Group were consolidated into the Company's financial statements beginning in the first quarter of fiscal 2002.

Acquisitions and Divestitures

     During fiscal 2002 the Company completed several acquisitions and divestitures. The discussion of these acquisitions and divestitures, as set forth on pages 13-18 to 13-19 of Exhibit 13 hereto, is incorporated herein by reference.

     ITEM 1A. Executive Officers of the Company

     The  Company's Executive Officers are as follows:

                                                                            Officer
         Name                             Position                          Since(1)   Age
         ----                             --------                          --------   ---
Donald E. Washkewicz      President, Chief Executive Officer and Director     1997     52

Michael J. Hiemstra       Executive Vice President - Finance and
                             Administration and Chief Financial Officer       1987     55

Dennis W. Sullivan        Executive Vice President and Director               1978     63

John D. Myslenski         Corporate Vice President and Operating Officer      1997     51

Nickolas W. Vande Steeg   Corporate Vice President and Operating Officer      1995     59

Lee C. Banks              Vice President and President, Instrumentation
                             Group                                            2001     39

Claus Beneker             Vice President - Chief Technical Officer            1999     62

Robert W. Bond            Vice President and President, Automation Group      2000     44

Lynn M. Cortright         Vice President and President, Climate &
                             Industrial Controls Group                        1999     61

Dana A. Dennis            Vice President and Controller                       1999     54

Heinz Droxner             Vice President and President, Seal Group            2002     57

William Eline             Vice President - Chief Information Officer          2002     46

Daniel T. Garey           Vice President - Human Resources                    1995     59

Stephen L. Hayes          Vice President and President, Aerospace Group       1993     61

Marwan M. Kashkoush       Vice President and President, Hydraulics Group      2000     48

Thomas W. Mackie          Vice President and President,
                             Fluid Connectors Group                           2000     55

John K. Oelslager         Vice President and President, Filtration Group      1997     59

Thomas A. Piraino, Jr.    Vice President, General Counsel and Secretary       1998     53

Timothy K. Pistell        Vice President and Treasurer                        1993     55

     (1) Officers of the Company serve for a term of office from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Sullivan, Garey and Hayes have served in the executive capacities indicated above during the past five years.

     Mr. Washkewicz was elected Chief Executive Officer effective in July 2001 and President in February 2000. He was Chief Operating Officer from February 2000 to July 2001; Vice President and President of the Hydraulics Group from October 1997 to February 2000; and Vice President-Operations of the Fluid Connectors Group from October 1994 to October 1997.

     Mr. Hiemstra was elected Executive Vice President-Finance and Administration effective in July 2001 and Chief Financial Officer in January 1988. He was Vice President-Finance and Administration from 1987 to June 2001.

     Mr. Myslenski was elected Corporate Vice President and Operating Officer effective in October 2001. He was Vice President, Operations from July 2001 to October 2001; Vice President from October 1997 to July 2001; and President of the Fluid Connectors Group from July 1997 to July 2001.

     Mr. Vande Steeg was elected Corporate Vice President and Operating Officer effective in January 2002. He was a Vice President from September 1995 to December 2001 and President of the Seal Group from 1987 to December 2001.

     Mr. Banks was elected as a Vice President in October 2001 and named President of the Instrumentation Group effective in July 2001. He was Vice President - Operations of the Climate & Industrial Controls Group from January 2001 to June 2001; General Manager of the Skinner Valve Division from August 1997 to December 2000; and General Manager of the Fluidex Division from January 1997 to July 1997.

     Mr. Beneker was elected as Vice President - Chief Technical Officer effective in February 1999. He was Vice President of Business Development of the Aerospace Group from July 1995 to January 1999.

     Mr. Bond was elected as a Vice President in July 2000 and named President of the Automation Group effective in April 2000. He was Vice President - Operations of the Fluid Connectors Group from July 1997 to April 2000.

     Mr. Cortright was elected as a Vice President in January 1999 and was named President of the Climate & Industrial Controls Group effective in November 1998. He was President of the Latin American Group from November 1987 to October 1998.

     Mr. Dennis was elected as a Vice President in October 2001 and as Controller effective in July 1999. He was Vice President/Controller of the Automation Group from August 1997 to July 1999 and Vice President/Controller of the Motion and Control Group from July 1994 to August 1997.

     Mr. Droxner was elected as Vice President and named President of the Seal Group effective in January 2002. He was President of the Seal Group Europe from July 1999 to December 2001 and General Manager of the O-Ring Division Europe from October 1987 to June 1999.

     Mr. Eline was elected as Vice President - Chief Information Officer effective in August 2002. He was Vice President - Information Technology International from July 2000 to July 2002 and Vice President - Enterprise Systems International from October 1987 to June 2000.

     Mr. Kashkoush was elected as a Vice President in July 2000 and named President of the Hydraulics Group in February 2000. He was President of the European Operations of the Hydraulics Group from February 1999 to January 2000 and Group Vice President - Sales and Marketing of the Hydraulics Group from July 1997 to December 1999.

     Mr. Mackie was elected as a Vice President in July 2000 and named President of the Fluid Connectors Group in July 2001. He was President of the Instrumentation Group from July 1997 to June 2001.

     Mr. Oelslager was elected as a Vice President in October 1997 and named President of the Filtration Group effective in March 2000. He was President of the Automation Group from July 1997 to March 2000.

     Mr. Piraino was elected as Vice President, General Counsel and Secretary effective in July 1998. He was Vice President-Law from July 1990 to June 1998.

     Mr. Pistell was elected as a Vice President in October 2001 and as Treasurer in July 1993.

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

           UNITED STATES

State                       City
-----                       ----
Alabama                     Boaz(1)
                            Huntsville(1)
                            Jacksonville(1)
Arizona                     Glendale(2)
                            Tempe(1)
                            Tolleson(2)
                            Tucson(1)
Arkansas                    Benton(1)
                            Trumann(3)
California                  Azusa(3)
                            Camarillo(1)
                            Irvine(1)(2)
                            Modesto(1)
                            Richmond(1)
                            Rohnert Park(1)
                            San Diego(1)
                            Sante Fe Springs*(1)
Colorado                    Englewood(1)
Connecticut                 New Britain(3)
Florida                     Longwood(3)
                            Miami*(1)
                            Sarasota(1)
                            Vero Beach*(1)
Georgia                     Dublin(2)
Idaho                       Boise*(1)
Illinois                    Bensenville(1)
                            Broadview(3)

State                       City
-----                       ----
                            Des Plaines(1)
                            Elgin(1)
                            Ladd(1)
                            Lincolnshire(1)
                            Rockford(1)
Indiana                     Albion(1)
                            Ashley(1)
                            Goshen(1)
                            Indianapolis*(1)
                            New Haven(3)
                            Syracuse(1)
                            Tell City(1)
Iowa                        Davenport*(1)
                            Red Oak(1)
Kansas                      Manhattan(1)
Kentucky                    Lexington(1)
                            Springfield(1)
Maine                       Kittery(1)
                            Portland(3)
Maryland                    Baltimore*(1)
Massachusetts               Ayer(2)
                            Haverhill*(1)
                            Tewksbury*(1)
                            Woburn(1)
Michigan                    Kalamazoo(2)
                            Lakeview(1)
                            Martin*(1)
                            Mason(1)
                            Otsego(1)
                            Oxford(1)
                            Richland(1)
                            Troy*(1)(3)
Minnesota                   Blaine(1)
                            Chanhassen(1)
                            Deerwood(1)
                            Golden Valley(1)
                            Minneapolis(1)
                            New Hope*(1)
Mississippi                 Batesville(3)
                            Booneville(3)
                            Holly Springs(1)
                            Madison(1)
                            Olive Branch*(1)
Missouri                    Kennett(3)

State                       City
-----                       ----
Nebraska                    Alliance(1)
                            Gothenburg(1)
                            Lincoln(1)
                            McCook*(1)
Nevada                      Carson City(1)
New Hampshire               Hollis*(1)
                            Hudson(1)
                            Portsmouth*(1)
New Jersey                  Fairfield*(1)
New York                    Chestnut Ridge(1)
                            Clyde(2)
                            Lyons(3)
                            Smithtown(2)
North Carolina              Forest City(1)
                            Kings Mountain(1)
                            Sanford(1)
                            Snow Hill(1)
                            Wilson(1)
Ohio                        Akron(1)(3)
                            Avon(2)
                            Brookville(1)
                            Columbus(1)
                            Eastlake(1)
                            Eaton(1)
                            Elyria(1)(2)
                            Forest(2)
                            Green Camp(1)
                            Hicksville(1)
                            Kent(1)
                            Lewisburg(1)
                            Mayfield Heights(1)(2)(3)
                            Mentor(2)
                            Metamora(1)
                            Milford*(1)
                            Ravenna(1)
                            St. Marys(1)
                            Strongsville*(1)
                            Vandalia(1)
                            Wadsworth(1)
                            Wickliffe(1)
                            Youngstown(1)
Oklahoma                    Henryetta*(1)
Oregon                      Eugene(1)
Pennsylvania                Canton(1)

State                       City
-----                       ----
                            Harrison City(1)
South Carolina              Beaufort(1)
                            Bishopville*(1)
                            Moncks Corner(2)
                            Spartanburg(1)
Tennessee                   Greeneville(1)
                            Greenfield(3)
                            Lebanon(1)
                            Livingston(1)
                            Memphis*(1)
Texas                       Ft. Worth(1)
                            Houston*(1)
                            Mansfield(1)
Utah                        Ogden(2)
                            Salt Lake City(1)
Virginia                    Lynchburg(1)
Washington                  Seattle*(2)
Wisconsin                   Chetek(1)
                            Grantsburg(1)
                            Manitowoc(1)
                            Mauston(3)
                            Waukesha(1)

         FOREIGN COUNTRIES

Country                     City
-------                     ----
Argentina                   Buenos Aires(1)(3)
Australia                   Burton*(1)
                            Castle Hill(1)(3)
                            Elizabeth West (1)
                            Wodonga*(1)
Austria                     Wiener Neustadt(1)
Belgium                     Brussels*(1)
                            St. Niklaas(3)
Brazil                      Cachoeirinha(1)
                            Jacarei(1)(2)(3)
                            Sao Paulo(1)(3)
Canada                      Brampton*(1)
                            Grimsby(1)(3)
                            Orillia(1)
                            Owen Sound(1)
Chile                       Santiago*(1)
Czech Republic              Chomutov(1)(3)
                            Prague*(1)

         FOREIGN COUNTRIES

Country                     City
-------                     ----
                            Prerov*(3)
                            Sadska(1)
Denmark                     Espergarde(1)
                            Ishoj(1)(3)
Egypt                       Cairo*(1)
England                     Barnstaple*(1)
                            Buxton(1)
                            Cannock(1)
                            Cheltenham*(1)
                            Cornwall*(1)
                            Cradley Heath(1)
                            Derby*(1)
                            Dewsbury(1)
                            Grantham(1)
                            Halesowen(1)
                            Hemel Hempstead(1)
                            Marlow*(1)
                            Ossett(1)
                            Poole*(1)
                            Rotherham(1)
                            Warwick(1)
                            Watford(1)
Finland                     Hyrynsalmi*(1)
                            Urjala(1)
                            Vantaa(1)
France                      Annemasse(1)
                            Aubagne*(1)
                            Contamine(1)
                            Evreux(1)
                            Pontarlier(1)
                            Wissembourg(1)
Germany                     Bielefeld(1)
                            Bietigheim-Bissingen(1)
                            Chemnitz(1)
                            Cologne(1)
                            Erfurt(1)
                            Geringswalde(1)
                            Hilden*(1)
                            Hochmossingen(1)
                            Kaarst(1)
                            Lampertheim(1)
                            Mucke(1)

         FOREIGN COUNTRIES

Country                     City
-------                     ----
                            Offenburg*(1)
                            Pleidelsheim(1)
                            Queckborn(3)
                            Schol(beta)-Holte(1)
                            Weilheim(1)
                            Wiesbaden(2)
Greece                      Athens*(1)
Hungary                     Budapest*(1)
India                       Mumbai*(1)(3)
Ireland                     Dublin*(1)
Italy                       Adro(1)
                            Arsago Seprio(1)
                            Bologna*(1)
                            Corsico(1)(3)
                            Gessate(3)
                            Milan(1)
                            Ortona*(1)
                            Siziano*(1)
                            Veniano*(1)
Japan                       Yokohama(1)(2)(3)
Luxembourg                  Diekirch(3)
Malaysia                    Kuala Lumpur*(2)
Mexico                      Guaymas*(2)
                            Matamoros(1)
                            Montemorelos(3)
                            Monterrey(1)(3)
                            Tijuana(1)
                            Toluca(1)
Netherlands                 Amelo*(1)
                            Arnhem(1)
                            Etten-Leur*(1)
                            Hendrik-Ido-Ambacht(1)
                            Hoogezand(1)
                            Oldenzaal(1)(3)
New Zealand                 Mt. Wellington(1)
Norway                      Langhus(1)
Peoples Republic of China   Hong Kong*(1)(3)
                            Shanghai(1)(3)
Poland                      Warsaw*(1)(3)
                            Wroclaw(1)
Portugal                    Porto*(1)
Romania                     Bucharest*(1)

         FOREIGN COUNTRIES

Country                     City
-------                     ----
Russia                      Moscow*(1)
Singapore                   Singapore*(1)(2)(3)
Slovenia                    Novo Mesto*(1)
South Africa                Kempton Park(1)(3)
South Korea                 Chonan(3)
                            Hwaseong(1)
                            Seoul*(1)
                            Suwon*(1)
                            Yangsan(1)
Spain                       Barcelona*(1)
                            Madrid(1)(3)
Sweden                      Boras(1)
                            Falkoping(1)
                            Spanga(1)
                            Trollhatten(1)
                            Ulricehamn(1)
Switzerland                 Geneva(3)
Taiwan                      Taipei*(1)(3)
Thailand                    Bangkok*(1)(3)
Ukraine                     Kiev*(1)
United Arab Emirates        Abu Dhabi*(1)
Venezuela                   Caracas*(1)(3)

     The Company believes that its properties have been adequately maintained, are in good condition generally and are suitable and adequate for its business as presently conducted. The extent of utilization of the Company's properties varies among its plants and from time to time. The Company's restructuring efforts over the past several years have brought capacity levels closer to present and anticipated needs. Although capacity has been reduced over the last fiscal year, most of the Company's material manufacturing facilities remain capable of handling additional volume increases.

     ITEM 3. Legal Proceedings. Not applicable.

     ITEM 4. Submission of Matters to a Vote of Security Holders. Not applicable.

                                     PART II

     ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters. As of July 31, 2002, the number of shareholders of record of the Company was 6,155 and the number of beneficial owners was approximately 53,000. Information regarding stock price and dividend information with respect to the Company's common stock, as set forth on page 13-34 of Exhibit 13 hereto, is incorporated herein by reference.

     On May 23, 2002, the Company issued 264,783 shares of Common Stock, $.50 par value, valued at $48.50 per share, to Camfil Farr, Inc., a Delaware corporation, in exchange for the assets of Camfil Farr's Engine Air Filter business. This transaction was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Rule 506 promulgated under Regulation D of such Act based on the fact that the shares were offered and sold to one accredited investor.

     ITEM 6. Selected Financial Data. The information set forth on page 13-37 of
Exhibit 13 hereto is incorporated herein by reference.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The information set forth on pages 13-1 to 13-9 of
Exhibit 13 hereto is incorporated herein by reference.

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

     The Company's debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company's objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near term interest rates. The Company has entered into an interest rate swap agreement for a $200 million notional principal amount. The swap agreement converts a portion of its variable rate debt to a fixed rate through 2004. The agreement is with a major financial institution and the risk of loss is considered remote. The carrying and fair value of this agreement is not material to the Company's financial position, liquidity or results of operations. A one hundred basis point increase in near term interest rates would increase annual interest expense on variable rate debt by approximately $6.0 million.

     For further discussion see the Significant Accounting Policies Footnote on pages 13-15 to 13-17 of Exhibit 13 hereto and incorporated herein by reference.

     ITEM 8. Financial Statements and Supplementary Data. The information set forth on pages 13-10 to 13-36 of Exhibit 13 hereto is incorporated herein by reference.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. Not applicable.

                                    PART III

     ITEM 10. Directors and Executive Officers of the Registrant. Information required with respect to the Directors of the Company is set forth under the caption "Election of Directors" in the definitive Proxy Statement for the Company's 2002 Annual Meeting of Shareholders to be held October 23, 2002 ("2002 Proxy Statement") and is incorporated herein by reference. Information with respect to the executive officers of the Company is included in Part I hereof.

     The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement is incorporated herein by reference.

     ITEM 11. Executive Compensation. The information set forth under the captions "Compensation of Directors" and "Executive Compensation" in the 2002 Proxy Statement is incorporated herein by reference.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information set forth under the captions ""Change in Control" Severance Agreements with Officers" and "Principal Shareholders of the Corporation" in the 2002 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

     The following table sets forth certain information regarding the Company's equity compensation plans as of June 30, 2002.

-------------------------------------------------------------------------------------------------------------------------
Plan Category                   Number of securities to be   Weighted-average exercise       Number of securities
                                issued upon exercise of      price of outstanding options,   remaining available for
                                outstanding options,         warrants and rights(1)          future issuance under equity
                                warrants and rights(1)                                       compensation plans
                                                                                             (excluding securities
                                                                                             reflected in column (a))
                                         (a)                          (b)                             (c)
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders         6,605,162 (2)                $38.39                            818,077 (3)
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders
(4)                                     41,513                    $39.14                            315,787
-------------------------------------------------------------------------------------------------------------------------
Total                                6,646,675                    $38.40                          1,133,864
-------------------------------------------------------------------------------------------------------------------------

(1) In connection with the merger of Commercial Intertech Corp. with and into the Company in April 2000, the Company assumed the administration of the outstanding options under the Commercial Intertech stock option plans until such options are exercised or expire. No new options will be granted under the Commercial Intertech stock option plans. The number of securities to be issued upon the exercise of outstanding options is 112,355. The weighted-average exercise price of those outstanding options is $32.83.

(2) Includes 436,392 shares, which represents the maximum future payouts of restricted stock that may be issued under the Company's 2000-01-02, 2001-02-03 and 2002-03-04 Long Term Incentive Plans ("LTIP"). Payouts will be made in restricted stock or cash, as individually elected by the participants, and are subject to reduction based upon the Company's actual average return on equity for the three-year period of each LTIP. Also includes 59,215 phantom shares being held in an account pursuant to the Company's Stock Option Deferral Plan (which Plan has not been approved by shareholders). The phantom shares resulted from exercises of stock options granted under the Company's 1990 Employees Stock Option Plan which was approved by the shareholders.

(3) The number of securities available for issuance under the Company's 1993 Stock Incentive Program in each fiscal year is equal to the sum of (i) 1.5% of the number of shares outstanding on the last day of the previous fiscal year; plus (ii) the number of shares that were available for the grant of awards in previous fiscal years; provided, that, in no event will the number of shares available for the grant of awards in any fiscal year exceed 2.5% of the shares outstanding on the last day of the previous fiscal year.

(4) The Company's Non-Employee Directors Stock Option Plan provides for the issuance of up to 375,000 shares of the Company's common stock pursuant to stock options granted to the Company's Directors who are not current or retired employees of the Company. Each option must be granted at an exercise price equal to 100% of the fair market value of the Company's common stock on the date the options are granted. Prior to August 1999, grants had a ten-year term with one year vesting. Beginning in August 1999, grants have a ten-year term and vest 50% following one year of continued service and the remaining 50% following the second year of continued service from the date granted.

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

          b. The Registrant did not file a Current Report on Form 8-K in the quarter ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PARKER-HANNIFIN CORPORATION


                               By: /s/Michael J. Hiemstra
                                   ---------------------------------------------
                                      Michael J. Hiemstra
                                      Executive Vice President - Finance and
                                      Administration and Chief Financial Officer
August 14, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                               Signature and Title

DUANE E. COLLINS, Chairman of the Board of Directors;
DONALD E. WASHKEWICZ, Chief Executive Officer and Director; DANA A. DENNIS, Principal Accounting Officer;
JOHN G. BREEN, Director; PAUL C. ELY, JR., Director;
WILLIAM E. KASSLING, Director; ROBERT J. KOHLHEPP, Director; PETER W. LIKINS, Director; GIULIO MAZZALUPI, Director; KLAUS-PETER MULLER, Director; CANDY M. OBOURN, Director; HECTOR R. ORTINO, Director; ALLAN L. RAYFIELD, Director; WOLFGANG R. SCHMITT, Director; DEBRA L. STARNES, Director; and DENNIS W. SULLIVAN, Director.

                              Date: August 14, 2002


/s/Michael J. Hiemstra
----------------------------------------------------------
   Michael J. Hiemstra, Executive Vice President - Finance
   and Administration, Principal Financial Officer and
   Attorney-in-Fact

                          PARKER-HANNIFIN CORPORATION
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                            Reference
                                                   --------------------------------

                                                   Form 10-K       Excerpt from
                                                   Annual Report   Exhibit 13
                                                      (Page)            (Page)
                                                   -------------   -----------------
Data incorporated by reference from
 Exhibit 13:

Report of Independent Accountants                        ---             13-35

Consolidated Statement of Income for the
 years ended June 30, 2002, 2001 and 2000                ---             13-10

Consolidated Statement of Comprehensive Income
 for the years ended June 30, 2002, 2001 and
 2000                                                    ---             13-10

Consolidated Balance Sheet at June 30, 2002
 and 2001                                                ---             13-13

Consolidated Statement of Cash Flows for
 the years ended June 30, 2002, 2001 and 2000            ---             13-14

Notes to Consolidated Financial Statements               ---          13-15 to 13-34


Schedule:

 II - Valuation and Qualifying Accounts                  F-2               ---

     Individual financial statements and related applicable schedules for the Registrant (separately) have been omitted because the Registrant is primarily an operating company and its subsidiaries are considered to be totally-held.

                           PARKER-HANNIFIN CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2000, 2001 and 2002
                             (Dollars in Thousands)

           Column A                  Column B     Column C        Column D       Column E
--------------------------------   -----------   ----------   ---------------   ---------
                                                  Additions
                                    Balance at   Charged to        Other         Balance
                                    Beginning     Costs and    (Deductions)/     At End
         Description                Of Period     Expenses     Additions (A)    Of Period
--------------------------------   -----------   ----------   ---------------   ---------
Allowance for doubtful accounts:

Year ended June 30, 2000             $ 9,397       $2,996         $(1,973)       $10,420

Year ended June 30, 2001              10,420        4,104          (3,414)        11,110

Year ended June 30, 2002             $11,110       $6,500         $(2,214)       $15,396

(A) Net balance of deductions due to uncollectible accounts charged off and additions due to acquisitions or recoveries.

                             Exhibit Index

Exhibit No.   Description of Exhibit
-----------   ----------------------
      (3)     Articles of Incorporation and By-Laws:

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

              The Registrant is a party to other instruments, copies of which will be furnished to the Commission upon request, defining the rights of holders of its long-term debt identified in Note 9 of the Notes to Consolidated Financial Statements on pages 13-24 to 13-25 of Exhibit 13 hereto, which Note is incorporated herein by reference.

     (10)     Material Contracts:

  (10)(a) Form of Change in Control Severance Agreement entered into by the Registrant and executive officers(E).*

  (10)(b) Parker-Hannifin Corporation Change in Control Severance Plan, as amended(F).*

  (10)(c) Form of Indemnification Agreement entered into by the Registrant and its directors and executive officers(G).

  (10)(d) Exchange Agreement entered into as of May 11, 1999 between the Registrant and Duane E. Collins including an Executive Estate Protection Plan comprised of the Executive Estate Protection Agreement entered into by the Registrant, Duane E. Collins and The Duane E. Collins Irrevocable Trust dated 5/10/99 (the "Trust"), the Collateral Assignment between the Registrant and the Trust and the "as sold" illustration of an Executive Estate Protection Plan Insurance Policy(H).*

                                  Exhibit Index

Exhibit No.   Description of Exhibit
-----------   ----------------------
  (10)(e)     Exchange Agreement entered into as of October 29, 1999 between the Registrant and Michael J. Hiemstra including an Executive
              Estate Protection Plan comprised of the Executive Estate
              Protection Agreement among the Registrant, Michael J. Hiemstra, and the Irrevocable Trust Creating Vested Trusts for Children of
              Michael J. Hiemstra dated August 16, 1999 (the "Trust") and the
              Collateral Assignment between the Trust and the Registrant(I).*

  (10)(f) Exchange Agreement entered into as of February 22, 2000 between the Registrant and Daniel T. Garey including the Executive Estate Protection Agreement among the Registrant, Daniel T. Garey, and the Daniel T. Garey and Diane-Worthington Garey Irrevocable Trust dated December 22, 1999 (the "Trust") and the Collateral Assignment between the Trust and the Registrant(J).*

  (10)(g) Exchange Agreement entered into as of October 12, 2000 between the Registrant and Thomas A. Piraino, Jr. including an Executive Estate Protection Plan comprised of the Executive Estate Protection Agreement among the Registrant, Thomas A. Piraino, Jr., and the Thomas A. Piraino, Jr. and Barbara C. McWilliams Irrevocable Trust dated September 1, 2000 (the "Trust") and the Collateral Assignment between the Trust and the Registrant(K).*

  (10)(h) Form of Executive Life Insurance Agreement entered into by the Registrant and executive officers, as amended and restated(L).*

  (10)(i) Parker-Hannifin Corporation Supplemental Executive Retirement Benefits Program (August 15, 1996 Restatement)(M).*

  (10)(j) Parker-Hannifin Corporation 1990 Employees Stock Option Plan, as amended(N).*

  (10)(k) Parker-Hannifin Corporation 1993 Stock Incentive Program, as amended(O).*

  (10)(l) Parker-Hannifin Corporation 2002 Target Incentive Bonus Plan Description (P).*

  (10)(m) Parker-Hannifin Corporation 2003 Target Incentive Bonus Plan Description.*

  (10)(n) Parker-Hannifin Corporation 2000-01-02 Long Term Incentive Plan Description(Q).*

  (10)(o) Parker-Hannifin Corporation 2001-02-03 Long Term Incentive Plan Description(R).*

  (10)(p) Parker-Hannifin Corporation 2002-03-04 Long Term Incentive Plan Description(S).*

  (10)(q) Parker-Hannifin Corporation 2003-04-05 Long Term Incentive Plan Description.*

                                  Exhibit Index

Exhibit No.   Description of Exhibit
-----------   ----------------------
  (10)(r)     Parker-Hannifin Corporation Savings Restoration Plan, as
              restated(T).*

  (10)(s) Parker-Hannifin Corporation Pension Restoration Plan, as amended and restated(U).*

  (10)(t) Parker-Hannifin Corporation Executive Deferral Plan, as restated(V).*

  (10)(u)     Parker-Hannifin Corporation Volume Incentive Plan, as amended(W).*

  (10)(v) Parker-Hannifin Corporation Non-Employee Directors' Stock Plan, as amended(X).*

  (10)(w) Parker-Hannifin Corporation Non-Employee Directors Stock Option Plan(Y).*

  (10)(x) Parker-Hannifin Corporation Deferred Compensation Plan for Directors, as amended and restated(Z).*

  (10)(y)     Parker-Hannifin Corporation Stock Option Deferral Plan(AA).*

  (11) Computation of Common Shares Outstanding and Earnings Per Share is incorporated by reference to Note 5 of the Notes to Consolidated Financial Statements on pages 13-21 to 13-22 of
              Exhibit 13 hereto.

  (12)        Computation of Ratio of Earnings to Fixed Charges as of June 30,
              2002.

  (13) Excerpts from Annual Report to Shareholders for the fiscal year ended June 30, 2002 which are incorporated herein by reference thereto.

  (21)        List of subsidiaries of the Registrant.

  (23)        Consent of Independent Accountants.

  (24)        Power of Attorney.

*    Management contracts or compensatory plans or arrangements.

----------
   (A) Incorporated by reference to Exhibit 3 to the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-4982).

   (B) Incorporated by reference to Exhibit 3(b) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

   (C) Incorporated by reference to Exhibit 4.1 to the Registrant's Report on Form 8-K filed with the Commission on February 4, 1997 (Commission File No. 1-4982).

   (D) Incorporated by reference to Exhibit 4(a) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1999 (Commission File No. 1-4982).

   (E) Incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

   (F) Incorporated by reference to Exhibit 10(b) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

   (G) Incorporated by reference to Exhibit 10(c) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-4982).

   (H) Incorporated by reference to Exhibit 10(d) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1999 (Commission File No. 1-4982).

   (I) Incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended December 31, 1999 (Commission File No. 1-4982).

   (J) Incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2000 (Commission File No. 1-4982).

   (K) Incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2000 (Commission File No. 1-4982).

   (L) Incorporated by reference to Exhibit 10(e) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1999 (Commission File No. 1-4982).

   (M) Incorporated by reference to Exhibit 10(i) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

   (N) Incorporated by reference to Exhibit 10(j) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

   (O) Incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-4982).

   (P) Incorporated by reference to Exhibit 10(m) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

   (Q) Incorporated by reference to Exhibit 10(o) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1999 (Commission File No. 1-4982).

   (R) Incorporated by reference to Exhibit 10(p) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-4982).

   (S) Incorporated by reference to Exhibit 10(q) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

   (T) Incorporated by reference to Exhibit 10(q) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-4982).

   (U) Incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1999 (Commission File No. 1-4982).

   (V) Incorporated by reference to Exhibit 10(s) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-4982).

   (W) Incorporated by reference to Exhibit 10(t) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-4982).

   (X) Incorporated by reference to Exhibit 10(v) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

   (Y) Incorporated by reference to Exhibit 10(w) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

   (Z) Incorporated by reference to Exhibit 10(x) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

   (AA) Incorporated by reference to Exhibit 10(u) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 1-4982).

Shareholders may request a copy of any of the exhibits to this Annual Report on Form 10-K by writing to the Secretary, Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141.