Form 10-Q
period 2002-09-30
PARKER HANNIFIN CORP
filed 2002-10-31
CIK 76334

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

                                Yes  X        No __.
                                    ---

Number of Common Shares outstanding at September 30, 2002      118,037,791

                         PART I - FINANCIAL INFORMATION

                           PARKER-HANNIFIN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                    (Unaudited)


                                                        Three Months Ended
                                                           September 30,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------

Net sales                                         $  1,585,904     $  1,475,867
Cost of sales                                        1,299,890        1,197,625
                                                  ------------     ------------
Gross profit                                           286,014          278,242
Selling, general and administrative expenses           176,255          165,415
Interest expense                                        19,694           20,454
Interest and other (income) expense, net                (1,626)            (117)
                                                  ------------     ------------
Income before income taxes                              91,691           92,490
Income taxes                                            30,716           31,909
                                                  ------------     ------------
Net income                                        $     60,975     $     60,581
                                                  ============     ============

Earnings per share - basic                        $        .52     $        .53

Earnings per share - diluted                      $        .52     $        .52

Cash dividends per common share                   $        .18     $        .18



          See accompanying notes to consolidated financial statements.

                           PARKER-HANNIFIN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)

                                                              September 30,         June 30,
     ASSETS                                                       2002                2002
----------------                                             --------------      --------------
Current assets:
  Cash and cash equivalents                                  $       45,730      $       46,384
  Accounts receivable, net                                          945,861           1,006,313
  Inventories:
    Finished products                                               507,905             531,821
    Work in process                                                 383,495             353,410
    Raw materials                                                   154,942             166,737
                                                             --------------      --------------
                                                                  1,046,342           1,051,968

  Prepaid expenses                                                   44,998              48,532
  Deferred income taxes                                              80,386              82,421
                                                             --------------      --------------
      Total current assets                                        2,163,317           2,235,618

Plant and equipment                                               3,387,886           3,354,258
  Less accumulated depreciation                                   1,705,928           1,657,293
                                                             --------------      --------------
                                                                  1,681,958           1,696,965
Goodwill                                                          1,063,925           1,083,768
Intangible assets, net                                               58,487              51,286
Other assets                                                        658,730             684,946
                                                             --------------      --------------
      Total assets                                           $    5,626,417      $    5,752,583
                                                             ==============      ==============

  LIABILITIES
----------------
Current liabilities:
  Notes payable                                              $      453,130      $      416,693
  Accounts payable, trade                                           413,912             443,525
  Accrued liabilities                                               418,725             451,310
  Accrued domestic and foreign taxes                                 51,372              48,309
                                                             --------------      --------------
      Total current liabilities                                   1,337,139           1,359,837

Long-term debt                                                      955,312           1,088,883
Pensions and other postretirement benefits                          502,289             508,313
Deferred income taxes                                                89,603              76,955
Other liabilities                                                   128,916             135,079
                                                             --------------      --------------
      Total liabilities                                           3,013,259           3,169,067

 SHAREHOLDERS' EQUITY
----------------------
Serial preferred stock, $.50 par value;
  authorized 3,000,000 shares; none issued                               --                  --
Common stock, $.50 par value; authorized
  600,000,000 shares; issued 118,155,629 shares at
  September 30 and 118,124,294 shares at June 30                     59,078              59,062
Additional capital                                                  380,445             378,918
Retained earnings                                                 2,513,941           2,473,808
Unearned compensation related to guarantee of ESOP debt             (73,034)            (79,474)
Deferred compensation related to stock options                        2,347               2,347
Accumulated other comprehensive (loss)                             (265,273)           (247,497)
                                                             --------------      --------------
                                                                  2,617,504           2,587,164
Less treasury shares, at cost:
  117,838 shares at September 30
  and 100,130 shares at June 30                                      (4,346)             (3,648)
                                                             --------------      --------------
      Total shareholders' equity                                  2,613,158           2,583,516
                                                             --------------      --------------
      Total liabilities and shareholders' equity             $    5,626,417      $    5,752,583
                                                             ==============      ==============

          See accompanying notes to consolidated financial statements.

                           PARKER-HANNIFIN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                            Three Months Ended
                                                                               September 30,
                                                                     ------------------------------
                                                                         2002              2001
                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income                                                           $     60,975      $     60,581
  Adjustments to reconcile net income to net cash
      provided by operations:
     Depreciation                                                          60,902            59,159
     Amortization                                                           3,171             2,604
     Deferred income taxes                                                 11,726            (8,750)
     Foreign currency transaction loss                                      3,757             1,342
     Loss (gain) on sale of plant and equipment                                82              (104)
  Changes in assets and liabilities:
     Accounts receivable                                                   55,260            68,870
     Inventories                                                            1,373             2,522
     Prepaid expenses                                                       3,879            10,168
     Net assets held for sale                                                                27,211
     Other assets                                                          23,554            14,331
     Accounts payable, trade                                              (29,811)          (10,427)
     Accrued payrolls and other compensation                              (35,900)          (43,599)
     Accrued domestic and foreign taxes                                    11,266            14,485
     Other accrued liabilities                                             (7,949)            7,537
     Pensions and other postretirement benefits                            (5,978)           (4,492)
     Other liabilities                                                    (11,154)            1,659
                                                                     ------------      ------------
           Net cash provided by operating activities                      145,153           203,097

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Acquisitions (less acquired cash of $8 in 2002)                          (1,987)         (135,545)
  Capital expenditures                                                    (38,614)          (59,296)
  Proceeds from sale of plant and equipment                                 2,216             5,679
  Other                                                                     2,717           (15,391)
                                                                     ------------      ------------
           Net cash (used in) investing activities                        (35,668)         (204,553)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Net proceeds from (payments for) common share activity                      845              (149)
  (Payments of) proceeds from notes payable, net                          (89,639)           33,838
  Proceeds from long-term borrowings                                           10             5,842
  Payments of long-term borrowings                                           (585)           (3,837)
  Dividends                                                               (20,842)          (20,731)
                                                                     ------------      ------------
           Net cash (used in) provided by financing activities           (110,211)           14,963
  Effect of exchange rate changes on cash                                      72            (1,688)
                                                                     ------------      ------------
  Net (decrease) increase in cash and cash equivalents                       (654)           11,819
  Cash and cash equivalents at beginning of year                           46,384            23,565
                                                                     ------------      ------------
  Cash and cash equivalents at end of period                         $     45,730      $     35,384
                                                                     ============      ============

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

The Company also reports an Other Segment consisting of several business units which produce motion-control and fluid power control components for use primarily in the transportation industry and refrigeration and air conditioning industry, a business unit which designs and manufactures custom-engineered buildings and a business unit which develops and manufactures chemical car care and industrial products. In June 2002, the Company divested the businesses which were part of the Other Segment which adminsters vehicle service contract programs and product-related service programs. Net sales and segment operating income of the divested businesses for the three months ended September 30, 2001 were $26,528 and $1,858, respectively.


Business Segment Results by Industry

                                                           Three Months Ended
                                                              September 30,
                                                    -------------------------------
                                                        2002               2001
                                                    ------------       ------------
Net sales
    Industrial:
        North America                               $    727,577       $    650,840
        International                                    365,659            296,291
    Aerospace                                            277,321            312,500
    Other                                                215,347            216,236
                                                    ------------       ------------
Total                                               $  1,585,904       $  1,475,867
                                                    ============       ============

Segment operating income
    Industrial:
        North America                               $     51,045       $     40,465
        International                                     26,646             19,828
    Aerospace                                             42,533             56,892
    Other                                                 18,844             16,992
                                                    ------------       ------------
Total segment operating income                           139,068            134,177
Corporate general and administrative expenses             20,098             16,939
                                                    ------------       ------------
Income before interest expense and other                 118,970            117,238
Interest expense                                          19,694             20,454
Other expense (income)                                     7,585              4,294
                                                    ------------       ------------
Income before income taxes                          $     91,691       $     92,490
                                                    ============       ============

                           PARKER-HANNIFIN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Dollars in thousands, except per share amounts

                             -----------------------


1.   Management representation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, the results of operations for the three months ended September 30, 2002 and 2001 and cash flows for the three months then ended.

2.   Adoption of new accounting pronouncements

     Effective July 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The implementation of these accounting pronouncements did not have a material effect on the Company's results of operations, financial position or cash flows.

3.   Earnings per share

     The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2002 and 2001.

                                             Three Months Ended
                                                September 30,
                                       -----------------------------
                                                 2002           2001
                                       -----------------------------
       Numerator:
       ----------
       Net income applicable
         to common shares                $     60,975   $     60,581

       Denominator:
       ------------
       Basic - weighted average
         common shares                    116,232,630    115,166,914

       Increase in weighted average
         from dilutive effect of
         exercise of stock options            375,105        585,784
                                       -----------------------------
       Diluted - weighted average
         common shares, assuming
         exercise of stock options        116,607,735    115,752,698
                                       =============================

       Basic earnings per share          $        .52   $        .53

       Diluted earnings per share        $        .52   $        .52


     At September 30, 2002 and 2001, 5.64 million and 4.72 million of common shares, respectively, subject to stock options were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

4.   Stock repurchase program

     The Board of Directors has approved a program to repurchase the Company's common stock on the open market, at prevailing prices. The repurchase is primarily funded from operating cash flows and the shares are initially held as treasury stock. During the three-month period ended September 30, 2002 the Company purchased 15,000 shares of its common stock at an average price of $37.84 per share.

5.   Comprehensive income

     The Company's items of other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains (losses) on marketable securities. Comprehensive income for the three months ended September 30, 2002 and 2001 was as follows:

                                                   Three Months Ended
                                                      September 30,
                                             -----------------------------
                                                      2002            2001
                                             -----------------------------
       Net income                                 $ 60,975        $ 60,581
       Foreign currency
         translation adjustments                   (17,916)         10,886
       Unrealized gain (loss) on marketable
         securities (net of taxes of $85
         in 2002 and $3,177 in 2001)                   140          (5,273)
                                             -----------------------------
       Comprehensive income                       $ 43,199        $ 66,194
                                             =============================


6.   Business realignment charges

     During the first quarter of fiscal 2003, the Company recorded a $2,394 charge ($1,699 after-tax or $.01 per share) for the costs of appropriately structuring its businesses to operate in their current economic environment. The charge primarily relates to severance costs attributable to 123 employees in the Industrial Segment. As of September 30, 2002, the Company has made the majority of severance payments with the remaining payments expected to be made by June 30, 2003. The business realignment costs are presented in the Consolidated Statement of Income for the three months ended September 30, 2002 as follows: $1,539 in Cost of sales and $855 in Selling, general and administrative expenses.

     During the first quarter of fiscal 2002, the Company recorded a $5,041 charge ($3,302 after-tax or $.03 per share) for the costs of appropriately structuring its businesses to operate in their then current economic environment. The charge primarily related to severance costs attributable to 288 employees in the Industrial Segment, 139 employees in the Aerospace Segment and 8 employees in the Other Segment. All severance payments have been made. Of the pre-tax amount, $3,317 related to the Industrial Segment, $1,207 related to the Aerospace Segment and $517 related to the Other Segment. The business realignment costs are presented in the Consolidated Statement of Income for the three months ended September 30, 2001 as follows: $4,634 in Cost of sales and $407 in Selling, general and administrative expenses.

7.   Goodwill and intangible assets

     The changes in the carrying amount of goodwill for the three months ended September 30, 2002 are as follows:

                                               Industrial     Aerospace       Other
                                                  Segment       Segment     Segment        Total
                                               --------------------------------------------------
       Balance as of June 30, 2002               $829,044       $76,216    $178,508   $1,083,768
       Goodwill adjustments and other             (20,946)          (40)      1,143      (19,843)
                                               --------------------------------------------------
       Balance as of September 30, 2002          $808,098       $76,176    $179,651   $1,063,925
                                               ==================================================

     "Goodwill adjustments and other" represents final adjustments to the purchase price allocation for acquisitions completed within the last twelve months and foreign currency translation adjustments.

     Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

                                                  September 30, 2002                  June 30, 2002
                                           Gross Carrying     Accumulated   Gross Carrying     Accumulated
                                                   Amount    Amortization           Amount    Amortization
                                          ----------------------------------------------------------------
       Patents                                $    22,355     $    10,280      $    22,356     $     9,930
       Trademarks                                  19,482             900           17,058             644
       Engineering drawings and other              31,091           3,261           24,576           2,130
                                          ----------------------------------------------------------------
       Total                                  $    72,928     $    14,441      $    63,990     $    12,704
                                          ================================================================

     Total intangible amortization expense for the three months ended September 30, 2002 was $2,012. The estimated amortization expense for the five years ending June 30, 2003 through 2007 is $7,250, $7,567, $6,475, $5,165 and
     $4,765, respectively.

                           PARKER-HANNIFIN CORPORATION

                                    FORM 10-Q
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                 AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2001


CONSOLIDATED STATEMENT OF INCOME

Net sales for the first quarter of fiscal 2003 were $1,585.9 million, a 7.5 percent increase over prior-year first quarter sales of $1,475.9 million. Without acquisitions, net sales decreased slightly, primarily the result of lower volume in the Aerospace Segment offsetting an increase in volume in the Industrial Segment.

Income from operations in the current quarter was $109.8 million, a 2.7 percent decrease over the prior-year quarter income from operations of $112.8 million. As a percent of sales, current-year operating income decreased to 6.9 percent from 7.7 percent in the prior year. Cost of sales, as a percent of sales, increased to 82.0 percent from 81.1 percent. Included in current-year and prior-year income from operations was $2.4 million and $5.0 million, respectively, in business realignment charges (see Note 6 on page 7 for further discussion). Excluding the business realignment charges, current-year operating income, as a percent of sales, decreased to 7.1 percent from 8.0 percent in the prior year. Excluding the business realignment charges, cost of sales, as a percent of sales, increased to 81.9 percent from 80.8 percent. The decreasing margins reflect the lower volume in the Aerospace Segment partially offset by higher volume and operating efficiencies experienced in the Industrial Segment. Selling, general and administrative expenses, as a percent of sales, were 11.1 percent compared to 11.2 percent in the prior year.

Interest expense for the current-year quarter decreased 3.7 percent due primarily to lower weighted-average interest rates.

The effective tax rate decreased to 33.5 percent for the current-year quarter, compared to 34.5 percent in the prior-year quarter. The decrease in the rate is primarily due to a lower foreign tax rate.

Net income for the quarter was $61.0 million compared to $60.6 million in the prior year. Net income decreased to 3.8 percent of sales compared to 4.1 percent in the prior-year. Net income in the current year quarter was adversely affected by an additional expense of approximately $6.4 million related to domestic qualified defined benefit plans, resulting primarily from the lower market value of plan assets.

Backlog decreased to $1.81 billion at September 30, 2002 compared to $1.91 billion in the prior year and $1.86 billion at June 30, 2002. The decrease in backlog reflects shipments exceeding new order rates across most markets in the Industrial North American operations as well as a decrease in Aerospace order rates.


RESULTS BY BUSINESS SEGMENT

INDUSTRIAL - Net sales of the Industrial Segment increased 15.4 percent to $1,093.2 million compared to $947.1 million in the first quarter of fiscal 2002. Industrial North American sales increased 11.8 percent and Industrial International sales increased 23.4 percent. Without the effect of currency rate changes, International sales would have increased 17.4 percent. Without the effect of acquisitions, North American sales increased 2.6 percent, and International sales increased 10.6 percent. The increase in Industrial North American sales reflects higher end-user demand experienced across most of the Industrial North American markets, particularly in the agriculture, construction and semi-conductor manufacturing markets. The increase in International Industrial sales is attributed to higher volume across most markets in Europe and the Asia Pacific region partially offset by lower demand in Latin America.

Operating income for the Industrial Segment increased 28.9 percent to $77.7 million compared to $60.3 million in the prior year with Industrial North American operating income increasing 26.1 percent and Industrial International operating income increasing 34.4 percent. Included in Industrial North American current-year and prior-year operating income was $0.9 million and $2.5 million, respectively, of business realignment charges and included in Industrial International current-year and prior-year operating income was $1.1 million and $0.8 million, respectively, of business realignment charges. These charges were made as a result of actions the Company took to appropriately structure the Industrial operations to operate in their current economic environment and primarily consisted of severance costs and costs relating to the consolidation of manufacturing product lines. Excluding the business realignment charges, Industrial North American operating income increased 20.8 percent from the prior year and Industrial International operating income increased 34.7 percent from the prior year.

Excluding business realignment charges, North American operating income, as a percent of sales, increased to 7.1 percent from 6.6 percent and Industrial International operating income, as a percent of sales, increased to 7.6 percent from 7.0 percent. The increase in Industrial North American margins is primarily due to higher sales volume experienced across most markets particularly in the construction, agriculture and semiconductor manufacturing markets as well as improved operating efficiencies. The increase in Industrial International margins is primarily due to the higher sales volume experienced across most European markets as well as improved operating efficiencies in Europe.

Industrial Segment backlog increased 2.0 percent compared to a year ago, and decreased 7.3 percent since June 30, 2002. Without acquisitions, Industrial Segment backlog decreased 3.0 percent from a year ago. The decline in backlog since June 30, 2002 is primarily due to shipments exceeding new order rates within most Industrial markets.

The volatility of the global economy has made it difficult to assess the business conditions that are likely to be experienced by the Industrial Segment operations for the remainder of fiscal year 2003. At the present time, business conditions are expected to be the same as those experienced in the first quarter with a more pronounced improvement in business conditions anticipated in the second half of the fiscal year. The second half improvement assumes the Industrial Segment markets experience an increase in current end-user demand, particularly in the heavy-duty truck, machine tool, semi-conductor manufacturing and agriculture markets. The economic uncertainties in Europe and Latin America may mitigate the anticipated growth in the Industrial International operations. The Company expects to continue to take the necessary actions to appropriately structure the Industrial Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2003.

AEROSPACE - Net sales of the Aerospace Segment decreased 11.3 percent to $277.3 million compared to $312.5 million in the prior year. Operating income decreased
25.2 percent to $42.5 million compared to $56.9 million in the prior year. Operating income for the current-year quarter and prior-year quarter includes $0.4 million and $1.2 million, respectively, in business realignment charges. These business realignment charges relate primarily to severance costs. Excluding the business realignment charges, operating income, as a percent of sales, decreased to 15.5 percent from 18.6 percent primarily due to lower sales in the commercial OEM and aftermarket businesses partially offset by an increase in volume in military business.

Backlog for the Aerospace Segment decreased 12.8 percent compared to a year ago and remained essentially unchanged since June 30, 2002. The decline in backlog from a year ago is primarily due to a decline in both commercial OEM and aftermarket order rates, partially offset by an increase in military order rates. For the remainder of the fiscal year, the Company expects further slowdowns in commercial OEM and aftermarket orders. However, an increase in orders is anticipated in the military and defense market.

OTHER - Net sales of the Other Segment for the current-year quarter were $215.3 million compared to $216.2 million in the prior year. Without the effect of acquisitions and the divestiture of the businesses which administer vehicle service contract programs and product-related service programs, sales increased
3.1 percent as a result of higher demand in the automotive and refrigeration and air conditioning markets. Operating income increased 10.9 percent to $18.8 million compared to $17.0 million in the prior year. Included in the prior-year operating income was $1.9 million of income associated with the divested businesses and $0.5 million in business realignment charges. Excluding the operating income from the divested businesses and the business realignment charges, operating income, as a percent of sales, increased to 8.8 percent from
8.2 percent primarily due to the higher sales volume.

Backlog for the Other Segment increased 38.7 percent compared to a year ago and decreased 7.5 percent since June 30, 2002. The increase in backlog from a year ago is primarily due to an increase in orders by the businesses that produce motion-control and fluid control system components for use primarily in the transportation industry and refrigeration and air conditioning industry. The decline in backlog from June 30, 2002 is due to a slowdown in order rates from major original equipment manufacturers. For the remainder of fiscal year 2003, business conditions are expected to track those of the Industrial Segment.


Corporate general and administrative expenses increased to $20.1 million for fiscal 2003 compared to $16.9 million in the prior year. As a percent of sales, corporate general and administrative expenses for the current-year quarter increased slightly to 1.3 percent compared to 1.1 percent in the prior year.

Included in Other expense (income) (in the Business Segment Results by Industry) in fiscal 2003 are currency transaction losses of $4.7 million compared to $2.3 million in fiscal 2002.


BALANCE SHEET

Working capital declined to $826.2 million at September 30, 2002 from $875.8 million at June 30, 2002, with the ratio of current assets to current liabilities remaining constant at 1.6:1. The working capital decrease was primarily due to a decrease in Accounts receivable and an increase in Notes payable, partially offset by a decrease in Accounts payable, trade and Accrued liabilities.

Accounts receivable decreased to $945.9 million at September 30, 2002 from $1,006.3 million at June 30, 2002, primarily due to a concerted effort to collect outstanding receivables. Days sales outstanding remained constant at 50 days during the quarter. Inventories decreased $5.6 million since June 30, 2002, with days supply increasing slightly.

Plant and equipment, net of accumulated depreciation, decreased $15.0 million since June 30, 2002, primarily as a result of depreciation exceeding capital expenditures.

The decrease in Goodwill since June 30, 2002 reflects final purchase price adjustments to the purchase price allocation for acquisitions completed within the last twelve months.

Other assets decreased $26.2 million since June 30, 2002, primarily as a result of decreases in qualified benefit plan assets and other investment assets.

Accounts payable, trade decreased to $413.9 million at September 30, 2002 from $443.5 million at June 30, 2002, with the reduction occurring consistently throughout the operations.

Accrued liabilities decreased $32.6 million since June 30, 2002 primarily as a result of lower incentive compensation accruals.

Due to the strength of the dollar, foreign currency translation adjustments resulted in a decrease in net assets of $17.9 million during the first quarter of fiscal 2003. The translation adjustments primarily affected Accounts receivable, Inventories, Plant and equipment and Goodwill.

STATEMENT OF CASH FLOWS

Cash and cash equivalents decreased $0.7 million for the first three months of fiscal 2003 after increasing $11.8 million during the same period of fiscal 2002.

Net cash provided by operating activities was $145.2 million for the three months ended September 30, 2002 compared to $203.1 million for the same three months of 2001. The decrease in net cash provided by operating activities in 2002 is primarily due to a decrease in working capital, partially offset by an increase in deferred income taxes.

Net cash used in investing activities was $35.7 million for the first three months of fiscal 2003 compared to $204.6 million for fiscal 2002. The significant decrease in the amount of cash used in investing activities in 2003 is attributable to a reduction in acquisition activity and capital expenditures. The reduction of capital expenditures in 2003 can be attributed to a decline in product demand, the consolidation of manufacturing facilities and lean manufacturing initiatives.

Net cash used in financing activities was $110.2 million in fiscal 2003 compared to providing cash of $15.0 million in fiscal 2002. In fiscal 2003 the Company decreased its outstanding borrowings by a net total of $90.2 million compared to an increase of $35.8 million in fiscal 2002. The decrease in the borrowing level in 2003 was due to the decline in acquisition activity and capital expenditure requirements.

The Company's goal is to maintain no less than an "A" rating on senior debt to ensure availability and reasonable cost of external funds. To meet this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of 34 to 37 percent. The debt to debt-equity ratio at September 30, 2002 decreased to 35.0 percent compared to 36.8 percent as of June 30, 2002.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company enters into forward exchange contracts, costless collar contracts and cross-currency swap agreements to reduce its exposure to fluctuations in related foreign currencies. These contracts are with major financial institutions and the risk of loss is considered remote. The Company does not hold or issue derivative financial instruments for trading purposes. In addition, the Company's foreign locations, in the ordinary course of business, enter into financial guarantees through financial institutions which enable customers to be reimbursed in the event of nonperformance by the Company. The total carrying and fair value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company's financial position, liquidity or results of operations.

The Company's debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company's objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near term interest rates. In addition, the Company has entered into an interest rate swap agreement for a $200 million notional principal amount. The agreement is with a major financial institution and the risk of loss is considered remote. The carrying value and fair value of the swap agreement is not material to the Company's financial position, liquidity or results of operations.

FORWARD-LOOKING STATEMENTS

Forward-looking statements contained in this Report on Form 10-Q and other written reports and oral statements are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. All statements regarding future performance, earnings projections, events or developments are forward-looking statements. It is possible that the Company's future performance and earnings projections may differ materially from current expectations, depending on economic conditions within both the industrial and aerospace markets, and the Company's ability to achieve anticipated benefits associated with announced realignment activities and strategic initiatives to improve operating margins. Among other factors which may affect future performance are:

..   changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments,

..   uncertainties surrounding timing, successful completion or integration of acquisitions,

..   threats associated with and efforts to combat terrorism,

..   competitive market conditions and resulting effects on sales and pricing,

..   increases in raw-material costs that cannot be recovered in product pricing,
    and

..   global economic factors, including currency exchange rates, difficulties entering new markets and general economic conditions such as interest rates.

The Company undertakes no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Report.


CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) within 90 days prior to the filing date of this Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.

The Company periodically conducts an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer as well as the Company's Audit Committee and independent auditors, of its internal controls and procedures. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the most recent evaluation.

                          PARKER-HANNIFIN CORPORATION

                           PART II - OTHER INFORMATION


     Item 6. Exhibits and Reports on Form 8-K.

     (a) The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

          Exhibit 10(a) Form of Executive Life Insurance Agreement entered into by the Registrant and certain executives (including executive officers), as restated.

          Exhibit 10(b) Parker-Hannifin Corporation Savings Restoration Plan, as restated.

          Exhibit 10(c) Parker-Hannifin Corporation Executive Deferral Plan, as restated.

     (b) The Registrant filed a report on Form 8-K on August 14, 2002 to file under Item 9 the:

          Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to the Registrant's Form 10-K for the fiscal year ended June 30, 2002; and

          Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings in accordance with the order issued by the Securities and Exchange Commission dated June 27, 2002 under Section 21(a)(1) of the Securities Exchange Act of 1934.


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

                                     PARKER-HANNIFIN CORPORATION
                                            (Registrant)


                                     /s/ Michael J. Hiemstra
                                         Michael J. Hiemstra
                                     Executive Vice President - Finance and
                                     Administration and Chief Financial Officer


Date: October 31, 2002

                                 CERTIFICATIONS

I, Donald E. Washkewicz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Parker-Hannifin Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 31, 2002

                                          /s/ Donald E. Washkewicz
                                              Donald E. Washkewicz
                                          President and Chief Executive Officer

I, Michael J. Hiemstra, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Parker-Hannifin Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 31, 2002

                                      /s/ Michael J. Hiemstra
                                          Michael J. Hiemstra
                                      Executive Vice President - Finance and
                                      Administration and Chief Financial Officer

                                  EXHIBIT INDEX


     Exhibit No.                           Description of Exhibit

     10(a) Form of Executive Life Insurance Agreement entered into by the Registrant and certain executives (including executive officers), as restated

     10(b)                    Parker-Hannifin Corporation Savings Restoration
                              Plan, as restated

     10(c)                    Parker-Hannifin Corporation Executive Deferral
                              Plan, as restated