Form 10-Q
period 2002-12-31
PARKER HANNIFIN CORP
filed 2003-02-04
CIK 76334

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

                                       OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

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

                                Yes  X       No __.
                                    ---

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes  X       No __.
                                    ---

Number of Common Shares outstanding at December 31, 2002     118,115,070

                         PART I - FINANCIAL INFORMATION

                           PARKER-HANNIFIN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                      Three Months Ended          Six Months Ended
                                         December 31,                December 31,
                                  -------------------------   -------------------------
                                      2002          2001          2002          2001
                                  -----------   -----------   -----------   -----------
Net sales                         $ 1,517,201   $ 1,437,330   $ 3,103,105   $ 2,913,197
Cost of sales                       1,258,827     1,203,893     2,558,717     2,401,518
                                  -----------   -----------   -----------   -----------
Gross profit                          258,374       233,437       544,388       511,679
Selling, general and
   administrative expenses            177,142       164,883       353,397       330,298
Interest expense                       19,356        21,555        39,050        42,009
Interest and other expense, net         3,830            11         2,204          (106)
                                  -----------   -----------   -----------   -----------
Income before income taxes             58,046        46,988       149,737       139,478
Income taxes                           20,494        17,926        51,210        49,835
                                  -----------   -----------   -----------   -----------
Net income                        $    37,552   $    29,062   $    98,527   $    89,643
                                  ===========   ===========   ===========   ===========

Earnings per share - Basic        $       .33   $       .25   $       .85   $       .78
Earnings per share - Diluted      $       .32   $       .25   $       .84   $       .77
Cash dividends per common share   $       .18   $       .18   $       .36   $       .36

          See accompanying notes to consolidated financial statements.

                           PARKER-HANNIFIN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)

                                                          December 31,     June 30,
     ASSETS                                                   2002           2002
---------------                                           -----------    -----------
Current assets:
  Cash and cash equivalents                               $    35,365    $    46,384
  Accounts receivable, net                                    898,888      1,006,313
  Inventories:
    Finished products                                         534,144        531,821
    Work in process                                           386,932        353,410
    Raw materials                                             137,503        166,737
                                                          -----------    -----------
                                                            1,058,579      1,051,968

  Prepaid expenses                                             41,298         48,532
  Deferred income taxes                                        87,483         82,421
                                                          -----------    -----------
      Total current assets                                  2,121,613      2,235,618

Plant and equipment                                         3,446,055      3,354,258
  Less accumulated depreciation                             1,771,218      1,657,293
                                                          -----------    -----------
                                                            1,674,837      1,696,965
Goodwill                                                    1,079,808      1,083,768
Intangible assets, net                                         56,780         51,286
Other assets                                                  658,182        684,946
                                                          -----------    -----------
      Total assets                                        $ 5,591,220    $ 5,752,583
                                                          ===========    ===========

       LIABILITIES
--------------------------
Current liabilities:

  Notes payable                                           $   580,816    $   416,693
  Accounts payable, trade                                     371,835        443,525
  Accrued liabilities                                         409,126        451,310
  Accrued domestic and foreign taxes                           54,899         48,309
                                                          -----------    -----------
      Total current liabilities                             1,416,676      1,359,837

Long-term debt                                                773,733      1,088,883
Pensions and other postretirement benefits                    510,206        508,313
Deferred income taxes                                          90,629         76,955
Other liabilities                                             128,850        135,079
                                                          -----------    -----------
      Total liabilities                                     2,920,094      3,169,067

    SHAREHOLDERS' EQUITY
-----------------------------
Serial preferred stock, $.50 par value;
   authorized 3,000,000 shares; none issued                        --             --
Common stock, $.50 par value; authorized
   600,000,000 shares; issued 118,220,974 shares at
   December 31 and 118,124,294 shares at June 30               59,110         59,062
Additional capital                                            381,349        378,918
Retained earnings                                           2,530,640      2,473,808
Unearned compensation related to guarantee of ESOP debt       (72,862)       (79,474)
Deferred compensation related to stock options                  2,347          2,347
Accumulated other comprehensive (loss)                       (225,552)      (247,497)
                                                          -----------    -----------
                                                            2,675,032      2,587,164
Less treasury shares, at cost:
  105,904 shares at December 31
  and 100,130 shares at June 30                                (3,906)        (3,648)
                                                          -----------    -----------
      Total shareholders' equity                            2,671,126      2,583,516
                                                          -----------    -----------
      Total liabilities and shareholders' equity          $ 5,591,220    $ 5,752,583
                                                          ===========    ===========

          See accompanying notes to consolidated financial statements.

                           PARKER-HANNIFIN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                         Six Months Ended
                                                                           December 31,
                                                                     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                    2002         2001
------------------------------------                                 ---------    ---------
Net income                                                           $  98,527    $  89,643
  Adjustments to reconcile net income to net cash
        provided by operations:
     Depreciation                                                      122,822      115,677
     Amortization                                                        7,005        6,839
     Deferred income taxes                                               5,867        1,991
     Foreign currency transaction loss                                   3,480        2,513
     Loss on sale of plant and equipment                                 2,117          556

  Changes in assets and liabilities:
     Accounts receivable, net                                          124,103      209,974
     Inventories                                                         8,323         (930)
     Prepaid expenses                                                    8,352       11,694
     Net assets held for sale                                                        21,291
     Other assets                                                       26,884       16,318
     Accounts payable, trade                                           (79,875)     (73,345)
     Accrued payrolls and other compensation                           (40,231)     (48,271)
     Accrued domestic and foreign taxes                                 14,248       (6,507)
     Other accrued liabilities                                         (23,727)      (2,841)
     Pensions and other postretirement benefits                         (1,576)      (2,675)
     Other liabilities                                                 (15,870)       8,409
                                                                     ---------    ---------
           Net cash provided by operating activities                   260,449      350,336

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Acquisitions (less cash acquired of $8 in 2002 and $343 in 2001)      (1,999)    (310,178)
  Capital expenditures                                                 (79,053)    (113,119)
  Proceeds from sale of plant and equipment                              8,129        8,272
  Other                                                                  2,273      (22,448)
                                                                     ---------    ---------
           Net cash used in investing activities                       (70,650)    (437,473)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Net proceeds from (payments for) common share activity                 2,222       (4,710)
  Payments of notes payable, net                                      (160,350)     (56,003)
  Proceeds from long-term borrowings                                     1,755      208,989
  Payments of long-term borrowings                                      (4,049)     (11,770)
  Dividends                                                            (41,696)     (41,430)
                                                                     ---------    ---------
           Net cash (used in) provided by financing activities        (202,118)      95,076
  Effect of exchange rate changes on cash                                1,300       (2,621)
                                                                     ---------    ---------
  Net (decrease) increase in cash and cash equivalents                 (11,019)       5,318
  Cash and cash equivalents at beginning of year                        46,384       23,565
                                                                     ---------    ---------
  Cash and cash equivalents at end of period                         $  35,365    $  28,883
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

The Company also reports an Other Segment consisting of several business units which produce motion-control and fluid power control components for use primarily in the transportation industry and refrigeration and air conditioning industry; a business unit which designs and manufactures custom-engineered buildings; and a business unit which develops and manufactures chemical car care and industrial products. In June 2002, the Company divested the businesses which were part of the Other Segment which adminstered vehicle service contract programs and product-related service programs. Net sales and segment operating income of the divested businesses for the three months ended December 31, 2001 were $28,509 and $2,013, respectively. Net sales and segment operating income of the divested businesses for the six months ended December 31, 2001 were $55,029 and $3,870, respectively.

Business Segment Results by Industry

                                    Three Months Ended          Six Months Ended
                                       December 31,               December 31,
                                 ------------------------   ------------------------
                                    2002          2001         2002          2001
                                 ----------    ----------   ----------    ----------
Net sales
    Industrial:
        North America            $  669,905    $  646,299   $1,397,482    $1,297,139
        International               373,921       290,446      739,580       586,737
    Aerospace                       275,400       288,312      552,721       600,812
    Other                           197,975       212,273      413,322       428,509
                                 ----------    ----------   ----------    ----------
Total                            $1,517,201    $1,437,330   $3,103,105    $2,913,197
                                 ==========    ==========   ==========    ==========

Segment operating income
    Industrial:
        North America            $   27,423    $   23,576   $   78,468    $   64,041
        International                22,321        13,207       48,967        33,035
    Aerospace                        42,651        46,446       85,184       103,338
    Other                            12,445         9,429       31,289        26,421
                                 ----------    ----------   ----------    ----------
Total segment operating income      104,840        92,658      243,908       226,835
Corporate general and
  administrative expenses            19,395        15,674       39,493        32,613
                                 ----------    ----------   ----------    ----------
Income before interest expense
   and other                         85,445        76,984      204,415       194,222
Interest expense                     19,356        21,555       39,050        42,009
Other expense                         8,043         8,441       15,628        12,735
                                 ----------    ----------   ----------    ----------
Income before income taxes       $   58,046    $   46,988   $  149,737    $  139,478
                                 ==========    ==========   ==========    ==========

                           PARKER-HANNIFIN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Dollars in thousands, except per share amounts

                             -----------------------


1.   Management representation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 2002, the results of operations for the three and six months ended December 31, 2002 and 2001 and cash flows for the six months then ended. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   New accounting pronouncements

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

     In December 2002 the Company adopted the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The implementation of this accounting pronouncement did not have a material effect on the Company's results of operations, financial position or cash flows.

     In December 2002 the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and will comply with the new disclosure requirements beginning with the third quarter of fiscal 2003.

3.   Product warranty

     In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of December 31, 2002 and June 30, 2002 is immaterial to the financial position of the Company and the change in the accrual for the current quarter and first six months of fiscal 2003 is immaterial to the Company's results of operations and cash flows.

4.   Earnings per share

     The following table presents a reconciliation of the denominator of basic and diluted earnings per share for the three and six months ended December 31, 2002 and 2001.

                                                 Three Months Ended                Six Months Ended
                                                    December 31,                     December 31,
                                            ---------------------------       --------------------------
          Numerator:                                2002           2001               2002          2001
          ----------                        ------------------------------------------------------------
          Net income applicable
            to common shares                $     37,552   $     29,062       $     98,527  $     89,643

          Denominator:
          ------------
          Basic - weighted average
            common shares                    116,279,317    115,010,099        116,255,974   115,088,506
          Increase in weighted average
            from dilutive effect of
            exercise of stock options            839,229        608,871            607,167       597,328
                                            ------------------------------------------------------------
          Diluted - weighted average
            common shares, assuming
            exercise of stock options        117,118,546    115,618,970        116,863,141   115,685,834
                                            ============================================================

          Basic earnings per share          $        .33   $        .25       $        .85  $        .78
          Diluted earnings per share        $        .32   $        .25       $        .84  $        .77

     For the three months ended December 31, 2002 and 2001, 1,066,302 and 2,677,047 shares, respectively, subject to stock options were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended December 31, 2002 and 2001, 2,558,178 and 2,793,884 of common shares, respectively, subject to stock options were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

5.   Stock repurchase program

     The Board of Directors has approved a program to repurchase the Company's common stock on the open market, at prevailing prices. The repurchase is primarily funded from operating cash flows and the shares are initially held as treasury stock. There were no share repurchases during the three-month period ended December 31, 2002. Year-to-date, the Company has purchased 15,000 shares at an average price of $37.84 per share.

6.   Comprehensive income

     The Company's items of other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains (losses) on marketable equity securities. Comprehensive income for the three and six months ended December 31, 2002 and 2001 was as follows:

                                                         Three Months Ended                Six Months Ended
                                                            December 31,                     December 31,
                                                      -----------------------          -----------------------
                                                          2002           2001               2002          2001
                                                      --------------------------------------------------------
          Net income                                  $ 37,552       $ 29,062          $  98,527      $ 89,643
          Foreign currency
            translation adjustments                     40,791            238             22,875        11,124
          Unrealized gains (losses) on marketable
            equity securities                           (1,070)           368               (930)       (4,905)
                                                      --------------------------------------------------------
          Comprehensive income                        $ 77,273       $ 29,668          $ 120,472      $ 95,862
                                                      ========================================================

     The unrealized gains (losses) on marketable equity securities is net of taxes of $645 and $560 for the three and six months ended December 31, 2002, respectively, and $222 and $2,956 for the three and six months ended December 31, 2001, respectively.

7.   Charges related to business realignment and equity investment adjustment

     During the second quarter of fiscal 2003, the Company recorded a $5,057 charge ($3,363 after-tax or $.03 per share) for the costs to structure its businesses to operate in their current economic environment. The charge primarily relates to severance costs attributable to 288 people in the Industrial Segment. As of December 31, 2002, the Company has made a significant portion of the severance payments with the remaining payments expected to be made by June 30, 2003. Also in the second quarter of fiscal 2003, the Company recorded a $2,246 charge ($2,246 after-tax or $.02 per share) related to an adjustment to fair market value of an equity investment in a publicly traded Japanese company with whom the Company has established an alliance.

     During the first six months of fiscal 2003 the Company recorded charges of $7,132 ($4,743 after-tax or $.04 per share) for business realignment costs primarily related to the Industrial Segment. The business realignment costs and equity investment adjustment are presented in the Consolidated Statement of Income for the three and six months ended December 31, 2002 as follows: $4,692 and $6,231, respectively, in Cost of sales and $2,611 and $3,147, respectively, in Selling, general and administrative expenses.

     During the second quarter of fiscal 2002, the Company recorded a $7,335 charge ($4,804 after-tax or $.04 per share) for the costs to structure appropriately its businesses to operate in their then current economic environment. The business realignment charge consisted of $4,761 of severance costs and $2,574 of costs relating to the consolidation of manufacturing product lines. The severance portion of the charge was attributable to 236 employees in the Industrial Segment, 206 employees in the Aerospace Segment and 18 employees in the Other Segment. Of the pre-tax amount, $3,890 related to the Industrial Segment, $1,848 related to the Aerospace Segment and $1,597 related to the Other Segment. All severance payments have been made. Also in the second quarter of fiscal 2002, the Company recorded a $4,973 charge ($4,973 after-tax or $.04 per share) related to an adjustment to fair market value of an equity investment in a publicly traded Japanese company with whom the Company has established an alliance.

7. Charges related to business realignment and equity investment adjustment, continued

     During the first six months of fiscal 2002, the Company recorded charges of $12,376 ($8,106 after-tax or $.07 per share) for business realignment costs. Of the pre-tax amount, $7,207 related to the Industrial Segment, $3,055 related to the Aerospace Segment and $2,114 related to the Other Segment. The business realignment costs and equity investment adjustment are presented in the Consolidated Statement of Income for the three and six months ended December 31, 2001 as follows: $6,355 and $10,989, respectively, in Cost of sales and $5,953 and $6,360, respectively, in Selling, general and administrative expenses.

8.   Goodwill and intangible assets

     The changes in the carrying amount of goodwill for the six months ended December 31, 2002 are as follows:

                                            Industrial    Aerospace   Other
                                            Segment       Segment     Segment           Total
                                            -------------------------------------------------

         Balance as of June 30, 2002        $  829,044    $   76,216  $  178,508  $ 1,083,768
         Acquisitions                            3,472                                  3,472
         Goodwill adjustments and other        (13,475)           30       6,013       (7,432)
                                            -------------------------------------------------
         Balance as of December 31, 2002    $  819,041    $   76,246  $  184,521  $ 1,079,808
                                            =================================================

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

     Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

                                                    December 31, 2002                  June 30, 2002
                                             Gross Carrying     Accumulated   Gross Carrying     Accumulated
                                                     Amount    Amortization           Amount    Amortization
                                             ---------------------------------------------------------------
         Patents                                 $   22,714     $    10,935      $    22,356     $     9,930
         Trademarks                                  20,164           1,166           17,058             644
         Engineering drawings and other              30,203           4,200           24,576           2,130
                                             ---------------------------------------------------------------
         Total                                   $   73,081     $    16,301      $    63,990     $    12,704
                                             ===============================================================

     Total intangible amortization expense for the six months ended December 31, 2002 was $3,150. The estimated amortization expense for the five years ending June 30, 2003 through 2007 is $7,477, $7,524, $6,432, $5,122 and
     $4,722, respectively.

                           PARKER-HANNIFIN CORPORATION

                                    FORM 10-Q
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002
                 AND COMPARABLE PERIODS ENDED DECEMBER 31, 2001

CONSOLIDATED STATEMENT OF INCOME

Net sales increased 5.6 percent for the current quarter and 6.5 percent for the first six months of fiscal 2003. Without the effects of acquisitions and divestitures, Net sales increased 2.9 percent for the current quarter and 2.1 percent for the first six months of fiscal 2003, primarily the result of higher sales in the Industrial International operations with currency-rate changes accounting for a significant portion of the increase.

Income from operations was $81.2 million for the current quarter and $191.0 million for the first six months of fiscal 2003, an increase from the comparable prior year periods of 18.5 percent and 5.3 percent, respectively. As a percent of sales, income from operations for the current quarter was 5.4 percent compared to 4.8 percent for the prior-year quarter and 6.2 percent for both the first six months of fiscal 2003 and 2002. Included in income from operations are business realignment charges and an equity investment adjustment of $7.3 million and $9.4 million for the current quarter and first six months of fiscal 2003, respectively, and $12.3 million and $17.3 million, respectively, for the prior-year quarter and first six months of fiscal 2002 (see Note 7 on page 8 for further discussion). Excluding the business realignment charges and equity method investment adjustment, income from operations, as a percent of sales, was
5.8 percent and 6.5 percent for the current quarter and first six months of fiscal 2003, respectively, compared to 5.6 percent and 6.8 percent for the prior-year quarter and first six months of fiscal 2002, respectively. For the current quarter, higher margins in the Industrial and Other Segments were partially offset by lower margins in the Aerospace operations. For the first half of the fiscal year, lower margins earned in the Aerospace operations more than offset the margin improvements experienced in the Industrial operations and Other Segment businesses.

Selling, general and administrative expenses, as a percent of sales, increased to 11.7 percent from 11.5 percent for the current quarter and increased to 11.4 percent from 11.3 percent for the first six months of fiscal 2003. Excluding business realignment charges and equity investment adjustment, Selling, general and administrative expenses, as a percent of sales, increased to 11.5 percent from 11.1 percent for the current quarter and increased to 11.3 percent from
11.1 percent for the first six months of fiscal 2003. The higher selling, general and administrative expenses were primarily due to an increase in expenses associated with employee health and welfare benefits.

Interest expense decreased 10.2 percent in the current quarter and 7.0 percent for the first six months of fiscal 2003 primarily due to lower weighted-average interest rates and lower average debt outstanding.

Interest and other expense, net for the current quarter and first six months of fiscal 2003 includes losses resulting from the sale of fixed assets in the ordinary course of business at levels higher than in the comparable prior periods.

The effective tax rate decreased to 35.3 percent for the current quarter compared to 38.1 percent in the prior-year quarter and decreased to 34.2 percent for the first six months of fiscal 2003, compared to 35.7 percent for the first six months of fiscal 2002. The decrease in the rates from the comparable prior periods is due to a lower foreign tax rate. The higher rate in the current year quarter as compared to the rate for the first six months of fiscal 2003 is primarily due to the non-deductibility of the above-mentioned equity investment adjustment.

Net income increased 29.2 percent in the current quarter and 9.9 percent for the first six months of fiscal 2003, as compared to the prior year comparable periods. As a percent of sales, Net income increased to 2.5 percent from 2.0 percent for the current quarter and increased to 3.2 percent from 3.1 percent for the first six months of fiscal 2003. Excluding the business realignment charges and the equity investment adjustment, Net income, as a percent of sales, increased slightly to 2.8 percent from 2.7 percent for the current quarter and decreased slightly to 3.4 percent from 3.5 percent for the first six months of fiscal 2003. Net income in the current quarter and first six months of fiscal 2003 were adversely affected by an additional expense of approximately $1.7 million and $8.2 million, respectively, related to domestic qualified benefit plans, resulting primarily from the lower market value of plan assets.

Backlog was $1.85 billion at December 31, 2002 compared to $1.90 billion in the prior year and $1.86 billion at June 30, 2002. The decrease in backlog reflects shipments exceeding new order rates across most of the Company's businesses.

RESULTS BY BUSINESS SEGMENT

INDUSTRIAL - The Industrial Segment operations experienced the following percentage increases in Net sales in the current year compared to the equivalent prior-year period:

                                                   Period ending December 31,
                                                   --------------------------
                                              Three Months            Six Months
                                              ------------            ----------
      Industrial North America                     3.7%                  7.7%
      Industrial International                    28.7%                 26.0%
      Total Industrial                            11.4%                 13.4%

Without the effect of currency-rate changes, International sales would have increased 20.2 percent for the current quarter and 18.8 percent for the first six months of fiscal 2003.

Without the effect of acquisitions completed within the past 12 months, the percentage changes in Net sales would have been:

                                                  Period ending December 31,
                                                  --------------------------
                                             Three Months            Six Months
                                             ------------            ----------
      Industrial North America                  (0.2)%                   1.2%
      Industrial International                  14.0%                   12.3%
      Total Industrial                           4.2%                    4.6%

Excluding the effect of acquisitions, Industrial North American sales for the second quarter remained flat as increased end-user demand experienced in the factory automation and oil and gas markets was offset by lower demand in the agriculture and transportation markets. The slight increase in Industrial North American sales for the first six months of fiscal 2003 is attributable to increased end-user demand experienced in the semi-conductor manufacturing and construction markets in early fiscal 2003. Excluding acquisitions and currency-rate changes, sales in the Industrial International businesses for the current quarter and first six months of fiscal 2003 increased as a result of higher demand across most businesses in the Asia Pacific region and Latin America, while sales in the European businesses were flat.

Operating income for the Industrial segment increased 35.2 percent for the current quarter and 31.3 percent for the first six months of fiscal 2003. Industrial North American operating income increased 16.3 percent for the current quarter and 22.5 percent for the first six months of fiscal 2003, and Industrial International operating income increased 69.0 percent for the current quarter and 48.2 percent for the first six months of fiscal 2003. Industrial North American operating income, as a percent of sales, increased to 4.1 percent from 3.6 percent for the current quarter and increased to 5.6 percent from 4.9 percent for the first six months of fiscal 2003. Industrial International operating income, as a percent of sales, increased to 6.0 percent from 4.5 percent for the current quarter and increased to 6.6 percent from 5.6 percent for the first six months of fiscal 2003.

Included in Industrial North American operating income are business realignment charges of $2.1 million and $3.0 million in the current quarter and first six months of fiscal 2003, respectively, and $2.5 million and $5.0 million in the prior-year quarter and first six months of fiscal 2002, respectively. Excluding business realignment charges, Industrial North American operating income, as a percent of sales, increased to 4.4 percent from 4.0 percent for the current quarter and increased to 5.8 percent from 5.3 percent for the first six months of fiscal 2003. Included in Industrial International operating income are business realignment charges of $2.2 million and $3.0 million in the current quarter and first six months of fiscal 2003, respectively, and $1.4 million and $2.2 million in the prior-year quarter and first six months of fiscal 2002, respectively. Excluding business realignment charges, Industrial International operating income, as a percent of sales, increased to 6.5 percent from 5.0 percent for the current quarter and increased to 7.0 percent from 6.0 percent for the first six months of fiscal 2003. The business realignment charges resulted from actions the Company took to structure the Industrial operations to operate in their economic environment and primarily consisted of severance costs and costs relating to the consolidation of manufacturing product lines.

The increase in Industrial North American margins was primarily due to product mix and operating efficiencies. Although overall Industrial North American sales volume was flat, an increase in sales was experienced in higher margin businesses in the current quarter and first six months of fiscal 2003. The increase in Industrial International margins was due to the higher volume in the Asia Pacific region and Latin America, especially in higher margin businesses, as well as operating efficiencies experienced in most of the European businesses.

Total Industrial Segment backlog remained unchanged from December 31, 2001 and decreased 8.0 percent since June 30, 2002. Without acquisitions, Industrial Segment backlog decreased 3.1 percent from a year ago. The decline in backlog is primarily due to shipments exceeding new order rates within most industrial markets.

The volatility of the global economy and the uncertainty of near-term U.S. military actions makes it difficult to assess the business conditions likely to be experienced by the Industrial Segment for the remainder of fiscal 2003. At the present time, the Company expects the Industrial North American operations to experience similar overall business conditions as those experienced in the first half of fiscal 2003. Business conditions in the Company's Industrial International operations are expected to stabilize at the current quarter level for the remainder of the fiscal year. The Company expects to continue to take the necessary actions to structure appropriately the Industrial Segment operations to operate in their economic environment. Such actions may include the necessity to record additional business realignment charges in the second half of fiscal 2003.

AEROSPACE - Net sales of the Aerospace Segment decreased 4.5 percent for the current quarter and 8.0 percent for the first six months of fiscal 2003. The decrease in sales was primarily due to a decline in both commercial OEM and aftermarket volume, partially offset by an increase in military volume. Operating income for the Aerospace Segment decreased 8.2 percent for the current quarter and 17.6 percent for the first six months of fiscal 2003. Operating income, as a percent of sales, declined to 15.5 percent from 16.1 percent for the current quarter and declined to 15.4 percent from 17.2 percent for the first six months of fiscal 2003. Included in Aerospace operating income are business realignment charges of $0.5 million and $0.9 million in the current quarter and first six months of fiscal 2003, respectively, and $1.8 million and $3.1 million in the prior-year quarter and first six months of fiscal 2002, respectively. Excluding the business realignment charges, Aerospace operating income, as a percent of sales, decreased to 15.7 percent from 16.8 percent for the current quarter and decreased to 15.6 percent from 17.7 percent for the first six months of fiscal 2003. Lower margins were primarily due to lower sales in the commercial OEM and aftermarket businesses partially offset by an increase in volume in military business.

Backlog for the Aerospace Segment decreased 4.7 percent compared to December 31, 2001 and increased 5.1 percent since June 30, 2002. The increase in backlog since June 30, 2002 is primarily due to higher military order rates. For the remainder of fiscal 2003, commercial OEM and aftermarket order rates are expected to stabilize at the current quarter level while order rates in the military and defense market are expected to increase marginally.

OTHER - Net sales of the Other Segment decreased 6.7 percent for the current quarter and 3.5 percent for the first six months of fiscal 2003. Without the effect of acquisitions and the prior-year divestiture of the businesses which administered vehicle service contract programs and product-related service programs, sales increased 7.7 percent for the current quarter and 5.4 percent for the first six months of fiscal 2003. The increase in sales is a result of higher demand in the automotive and refrigeration and air conditioning markets. Operating income increased 32.0 percent for the current quarter and 18.4 percent for the first six months of fiscal 2003. Operating income, as a percent of sales, increased to 6.3 percent from 4.4 percent for the current quarter and increased to 7.6 percent from 6.2 percent for the first six months of fiscal 2003. Included in operating income are business realignment charges of $0.3 million in the current quarter and first six months of fiscal 2003, and $1.6 million and $2.1 million in the prior-year quarter and first six months of fiscal 2002, respectively. Operating income for the prior-year quarter and first six months of fiscal 2002 includes $2.0 million and $3.9 million, respectively, of income from the divested businesses. Excluding the business realignment charges and income from divested businesses, operating income, as a percent of sales, increased to 6.4 percent from 4.9 percent for the current quarter and increased to 7.6 percent from 6.6 percent for the first six months of fiscal 2003, primarily due to the higher sales volume.

Backlog for the Other Segment increased 3.0 percent compared to a year ago and decreased 3.3 percent since June 30, 2002. The increase in backlog from a year ago is primarily due to an increase in orders in the transportation and refrigeration and air conditioning markets. The decline in backlog from June 30, 2002 is primarily due to a slowdown in order rates from major original equipment manufacturers. For the remainder of fiscal 2003, business conditions in the Other Segment are expected to be similar to those of the Industrial North American operations.

Corporate general and administrative expenses increased to $19.4 million from $15.7 million for the current quarter and increased to $39.5 million from $32.6 million for the first six months of fiscal 2003. As a percent of sales, corporate general and administrative expenses increased slightly to 1.3 percent from 1.1 percent for the current quarter and first six months of fiscal 2003.

Other expense (in the Business Segment Results by Industry) includes a charge of $2.2 million for the current quarter and first six months of fiscal 2003, and $5.0 million for the prior-year quarter and first six months of fiscal 2002 related to an adjustment to the fair market value of an equity investment in a publicly-traded Japanese company with whom the Company has established an alliance.

BALANCE SHEET

Working capital declined to $704.9 million at December 31, 2002 from $875.8 million at June 30, 2002, with the ratio of current assets to current liabilities decreasing to 1.5:1. The decrease in working capital was primarily due to an increase in Notes payable and a decrease in Accounts receivable, partially offset by a decrease in Accounts payable, trade and Accrued liabilities.

Accounts receivable decreased to $898.9 million at December 31, 2002 from $1,006.3 million at June 30, 2002 with days sales outstanding remaining at 55 days since June 30, 2002. Inventories increased $6.6 million since June 30, 2002, with days supply increasing to 92 days from 87 days at June 30, 2002.

Plant and equipment, net of accumulated depreciation, decreased $22.1 million since June 30, 2002, primarily as a result of depreciation exceeding capital expenditures.

The decrease in Goodwill since June 30, 2002 primarily reflects final purchase price adjustments to the purchase price allocation for acquisitions completed within the last twelve months.

Other assets decreased $26.8 million since June 30, 2002, primarily as a result of decreases in qualified benefit plan assets and other investment assets.

Accounts payable, trade decreased to $371.8 million at December 31, 2002 from $443.5 million at June 30, 2002, as purchasing levels throughout the Company's operations were lower during the latter part of the current quarter.

Accrued liabilities decreased $42.2 million since June 30, 2002 primarily as a result of lower incentive compensation accruals.

Due to the weakening of the dollar against certain currencies, foreign currency translation adjustments resulted in an increase in net assets of $22.9 million during the first half of fiscal 2003. The translation adjustments primarily affected Accounts receivable, Inventories, Goodwill, Plant and equipment and Long-term debt.

STATEMENT OF CASH FLOWS

Cash and cash equivalents decreased $11.0 million for the first six months of fiscal 2003 after increasing $5.3 million during the same period of fiscal 2002.

Net cash provided by operating activities was $260.4 million for the six months ended December 31, 2002 compared to $350.3 million for the same six months of 2001. The decrease in net cash provided by operating activities in 2002 was primarily the result of lower cash flows provided by working capital items, particularly Accounts receivable, partially offset by an increase in Net income.

Net cash used in investing activities was $70.7 million for the first half of fiscal 2003 compared to $437.5 million for the first half of fiscal 2002. The significant decrease in the amount of cash used in investing activities in 2003 is attributable to a reduction in acquisition activity and capital expenditures. The reduction of capital expenditures in 2003 can be attributed to the consolidation of manufacturing facilities, lean manufacturing initiatives, and a decline in product demand.

Net cash used in financing activities was $202.1 million in fiscal 2003 compared to providing cash of $95.1 million in fiscal 2002. In fiscal 2003 the Company decreased its outstanding borrowings by a net total of $162.6 million compared to an increase of $141.2 million in fiscal 2002. The decrease in the borrowing level in 2003 was due to the decline in acquisition activity and capital expenditure requirements.

The Company's goal is to maintain no less than an "A" rating on senior debt to ensure availability and reasonable cost of external funds. To meet this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of 34 to 37 percent. The debt to debt-equity ratio at December 31, 2002 decreased to 33.6 percent compared to 36.8 percent as of June 30, 2002.

The Company expects to make a contribution of approximately $116 million to its qualified defined benefit plans during the third quarter of fiscal 2003, the vast majority of which will be contributed to the North American plans. The Company anticipates funding this contribution using its commercial paper note program.

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

The Company's debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company's objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near term interest rates. In addition, the Company has entered into an interest rate swap agreement for a $200 million contract amount. The agreement is with a major financial institution and the risk of loss is considered remote. The carrying value and fair value of the swap agreement is not material to the Company's financial position, liquidity or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002 the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and will comply with the new disclosure requirements beginning with the third quarter of fiscal 2003.

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

CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) within 90 days prior to the filing of this Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.

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

                           PARKER-HANNIFIN CORPORATION

                           PART II - OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds.

     On October 29, 2002, the Registrant issued an aggregate of 11,934 shares of Common Stock, $.50 par value, valued at $43.585 per share to certain of its non-employee directors pursuant to the Registrant's Non-Employee Directors Stock Plan in lieu of all or a portion of their respective annual retainers. These transactions were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act for transactions not involving a public offering based on the fact that the shares were issued to accredited investors.

     Item 4. Submission of Matters to a Vote of Security Holders.


     (a) The Annual Meeting of the Shareholders of the Registrant was held on October 23, 2002.

     (b)     Not applicable.

     (c)(i) The Shareholders elected four directors to the three-year class whose term of office will expire in 2005, as follows:

                                                    Votes For               Votes Withheld
                                                 --------------            ----------------
             William E. Kassling                 88,874,262.799              7,371,947.098
             Peter W. Likins                     85,475,470.870             10,770,739.027
             Wolfgang R. Schmitt                 88,752,137.706              7,494,072.191
             Debra L. Starnes                    89,477,633.351              6,768,576.546

        (ii) The Shareholders approved the appointment of PricewaterhouseCoopers LLP as independent certified public accountants of the Company for the fiscal year ending June 30, 2003, as follows:

             For           86,942,406.803
             Against        8,640,583.949
             Abstain          633,219.145

     (d)     Not applicable.


     Item 6. Exhibits and Reports on Form 8-K.

     (a) The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

             Exhibit 10(a) Cancellation Agreement dated November 1, 2002 between the Registrant, Michael J. Hiemstra and the
                           Irrevocable Trust Creating Vested Trusts for Children of M. J. Hiemstra dated August 16, 1999.

     (b) No reports on Form 8-K have been filed during the quarter for which this Report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PARKER-HANNIFIN CORPORATION
                                          (Registrant)


                                 /s/ Michael J. Hiemstra
                                 -----------------------
                                 Michael J. Hiemstra
                                 Executive Vice President - Finance and
                                 Administration and Chief Financial Officer

Date: February 4, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   February 4, 2003

                                        /s/ Donald E. Washkewicz
                                        ------------------------
                                        Donald E. Washkewicz
                                        President and Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 4, 2003

                                   /s/ Michael J. Hiemstra
                                   -----------------------
                                   Michael J. Hiemstra
                                   Executive Vice President - Finance and
                                   Administration and Chief Financial Officer

                                  EXHIBIT INDEX

    Exhibit No.             Description of Exhibit
    -----------             ----------------------
    10(a)       Cancellation Agreement dated November 1, 2002 between the
                Registrant, Michael J. Hiemstra and the Irrevocable Trust
                Creating Vested Trusts for Children of M. J. Hiemstra dated
                August 16, 1999.