Form 10-Q
period 2003-03-31
PARKER HANNIFIN CORP
filed 2003-05-02
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                               to

Commission File number 1-4982

PARKER-HANNIFIN CORPORATION

(Exact name of registrant as specified in its charter)

OHIO	34-0451060
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6035 Parkland Blvd., Cleveland, Ohio	44124-4141
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (216) 896-3000

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

Number of Common Shares outstanding at March 31, 2003    118,128,152

PART I—FINANCIAL INFORMATION

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net sales	$1,646,844	$1,578,332	$4,749,949	$4,491,529
Cost of sales	1,368,430	1,309,245	3,927,147	3,710,763

Gross profit	278,414	269,087	822,802	780,766
Selling, general and administrative expenses	182,378	171,764	535,775	502,062
Interest expense	20,349	20,924	59,399	62,933
Interest and other expense (income), net	1,731	(161)	3,935	(267)

Income before income taxes	73,956	76,560	223,693	216,038
Income taxes	25,293	24,203	76,503	74,038

Net income	$48,663	$52,357	$147,190	$142,000

Earnings per share—Basic	$.42	$.45	$1.27	$1.23
Earnings per share—Diluted	$.42	$.45	$1.26	$1.23
Cash dividends per common share	$.19	$.18	$.55	$.54

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

(Unaudited)

	March 31, 2003	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$52,696	$46,384
Accounts receivable, net	991,131	1,006,313
Inventories:
Finished products	514,020	531,821
Work in process	384,330	353,410
Raw materials	129,589	166,737

	1,027,939	1,051,968
Prepaid expenses	43,265	48,532
Deferred income taxes	85,329	82,421

Total current assets	2,200,360	2,235,618
Plant and equipment	3,483,936	3,354,258
Less accumulated depreciation	1,822,222	1,657,293

	1,661,714	1,696,965
Goodwill	1,091,795	1,083,768
Intangible assets, net	56,223	51,286
Other assets	745,995	684,946

Total assets	$5,756,087	$5,752,583

LIABILITIES
Current liabilities:
Notes payable	$410,278	$416,693
Accounts payable, trade	395,658	443,525
Accrued liabilities	468,744	451,310
Accrued domestic and foreign taxes	34,700	48,309

Total current liabilities	1,309,380	1,359,837
Long-term debt	948,164	1,088,883
Pensions and other postretirement benefits	515,378	508,313
Deferred income taxes	133,242	76,955
Other liabilities	126,032	135,079

Total liabilities	3,032,196	3,169,067
SHAREHOLDERS’ EQUITY
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 118,263,311 shares at March 31 and 118,124,294 shares at June 30	59,132	59,062
Additional capital	383,297	378,918
Retained earnings	2,557,259	2,473,808
Unearned compensation related to guarantee of ESOP debt	(66,126)	(79,474)
Deferred compensation related to stock options	2,347	2,347
Accumulated other comprehensive (loss)	(207,013)	(247,497)

	2,728,896	2,587,164
Less treasury shares, at cost:
135,159 shares at March 31 and 100,130 shares at June 30	(5,005)	(3,648)

Total shareholders’ equity	2,723,891	2,583,516

Total liabilities and shareholders’ equity	$5,756,087	$5,752,583

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$147,190	$142,000
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	182,334	172,181
Amortization	8,684	8,776
Deferred income taxes	46,472	6,699
Foreign currency transaction loss	4,309	4,418
Loss on sale of plant and equipment	3,457	859
Changes in assets and liabilities:
Accounts receivable, net	41,989	85,374
Inventories	49,911	59,839
Prepaid expenses	6,436	13,135
Net assets held for sale	—	15,353
Other assets	(73,682)	(2,522)
Accounts payable, trade	(59,703)	(64,941)
Accrued payrolls and other compensation	(13,156)	(22,891)
Accrued domestic and foreign taxes	(5,585)	6,097
Other accrued liabilities	4,546	(2,813)
Pensions and other postretirement benefits	1,638	(8,507)
Other liabilities	(18,672)	44,927

Net cash provided by operating activities	326,168	457,984
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $7 in 2003 and $3,117 in 2002)	(1,999)	(383,144)
Capital expenditures	(112,863)	(157,452)
Proceeds from sale of plant and equipment	10,595	12,262
Other	3,127	(50,722)

Net cash (used in) investing activities	(101,140)	(579,056)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common share activity	3,091	3,930
Payments of notes payable, net	(384,535)	(8,547)
Proceeds from long-term borrowings	258,981	208,531
Payments of long-term borrowings	(34,494)	(9,852)
Dividends	(63,739)	(62,058)

Net cash (used in) provided by financing activities	(220,696)	132,004
Effect of exchange rate changes on cash	1,980	(2,580)

Net increase in cash and cash equivalents	6,312	8,352
Cash and cash equivalents at beginning of year	46,384	23,565

Cash and cash equivalents at end of period	$52,696	$31,917

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

BUSINESS SEGMENT INFORMATION BY INDUSTRY

(Dollars in thousands)

(Unaudited)

The Company operates in two principal industry segments: Industrial and Aerospace. The Industrial Segment is the largest and includes a significant portion of International operations.

Industrial—This segment produces a broad range of motion control and fluid systems and components used in all kinds of manufacturing, packaging, processing, transportation, mobile construction, agricultural and military machinery and equipment. Sales are made directly to major original equipment manufacturers (OEMs) and through a broad distribution network to smaller OEMs and the aftermarket.

Aerospace—This segment designs and manufactures products and provides aftermarket support for commercial, military and general aviation aircraft, missile and spacecraft markets. The Aerospace Segment provides a full range of systems and components for hydraulic, pneumatic and fuel applications.

The Company also reports an Other Segment consisting of several business units which produce motion-control and fluid power control components for use primarily in the transportation industry and refrigeration and air conditioning industry; a business unit which designs and manufactures custom-engineered buildings; and a business unit which develops and manufactures chemical car care and industrial products. In June 2002, the Company divested the businesses which were part of the Other Segment which administered vehicle service contract programs and product-related service programs. Net sales and segment operating income of the divested businesses for the three months ended March 31, 2002 were $28,913 and $1,800, respectively. Net sales and segment operating income of the divested businesses for the nine months ended March 31, 2002 were $83,941 and $5,671, respectively.

Business Segment Results by Industry

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net sales
Industrial:
North America	$727,060	$726,808	$2,124,542	$2,023,947
International	416,434	325,754	1,156,014	912,491
Aerospace	280,020	284,989	832,741	885,801
Other	223,330	240,781	636,652	669,290

Total	$1,646,844	$1,578,332	$4,749,949	$4,491,529

Segment operating income
Industrial:
North America	$42,166	$38,090	$120,634	$102,131
International	23,852	17,126	72,819	50,161
Aerospace	38,140	48,682	123,324	152,020
Other	20,039	18,358	51,328	44,779

Total segment operating income	124,197	122,256	368,105	349,091
Corporate general and administrative expenses	22,662	17,550	62,155	50,163

Income before interest expense and other	101,535	104,706	305,950	298,928
Interest expense	20,349	20,924	59,399	62,933
Other expense	7,230	7,222	22,858	19,957

Income before income taxes	$73,956	$76,560	$223,693	$216,038

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1.	Management representation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2003, the results of operations for the three and nine months ended March 31, 2003 and 2002 and cash flows for the nine months then ended. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Stock Incentive Plans

In January 2003 the Company adopted the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The Company continues to apply the intrinsic-value based method to account for stock options.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net income, as reported	$48,663	$52,357	$147,190	$142,000
Add: Stock-based employee compensation expense included in reported net income, net of tax	(103)	123	160	351
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax	4,756	3,922	14,392	11,213

Pro forma net income	$43,804	$48,558	$132,958	$131,138

Earnings per share:
Basic—as reported	$.42	$.45	$1.27	$1.23
Basic—pro forma	$.38	$.42	$1.15	$1.13
Diluted—as reported	$.42	$.45	$1.26	$1.23
Diluted—pro forma	$.38	$.42	$1.14	$1.13

3.	New accounting pronouncements

Effective July 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The implementation of these accounting pronouncements did not have a material effect on the Company’s results of operations, financial position or cash flows.

In December 2002 the Company adopted the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The implementation of this accounting pronouncement did not have a material effect on the Company’s results of operations, financial position or cash flows.

Effective February 1, 2003 the Company adopted the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The implementation of this accounting pronouncement did not have a material effect on the Company’s results of operations, financial position or cash flows.

4.	Product warranty

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of March 31, 2003 and June 30, 2002 is immaterial to the financial position of the Company and the change in the accrual for the current quarter and first nine months of fiscal 2003 is immaterial to the Company’s results of operations and cash flows.

5.	Earnings per share

The following table presents a reconciliation of the denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2003 and 2002.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Numerator:
Net income applicable to common shares	$48,663	$52,357	$147,190	$142,000
Denominator:
Basic—weighted average common shares	116,506,352	115,503,613	116,339,433	115,226,875
Increase in weighted average from dilutive effect of exercise of stock options	384,128	778,462	532,820	657,706

Diluted—weighted average common shares, assuming exercise of stock options	116,890,480	116,282,075	116,872,253	115,884,581

Basic earnings per share	$.42	$.45	$1.27	$1.23
Diluted earnings per share	$.42	$.45	$1.26	$1.23

5.	Earnings per share, continued

For the three months ended March 31, 2003 and 2002, 4,028,298 and 27,156 common shares, respectively, subject to stock options were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended March 31, 2003 and 2002, 3,048,218 and 1,871,641 common shares, respectively, subject to stock options were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

6.	Stock repurchase program

The Board of Directors has approved a program to repurchase the Company’s common shares on the open market, at prevailing prices. The repurchase is primarily funded from operating cash flows and the shares are initially held as treasury stock. During the three-month period ended March 31, 2003 the Company purchased 30,000 shares of its common shares at an average price of $37.54 per share. Year-to-date, the Company has purchased 45,000 shares at an average price of $37.64 per share.

7.	Comprehensive income

The Company’s items of other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains (losses) on marketable equity securities. Comprehensive income for the three and nine months ended March 31, 2003 and 2002 was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net income	$48,663	$52,357	$147,190	$142,000
Foreign currency translation adjustments	18,935	(8,645)	41,810	2,479
Unrealized gains (losses) on marketable equity securities	(396)	1,537	(1,326)	(3,368)

Comprehensive income	$67,202	$45,249	$187,674	$141,111

The unrealized gains (losses) on marketable equity securities is net of taxes of $239 and $799 for the three and nine months ended March 31, 2003, respectively, and $926 and $2,029 for the three and nine months ended March 31, 2002, respectively.

8.	Charges related to business realignment and equity investment adjustment

During the third quarter of fiscal 2003, the Company recorded a $7,453 charge ($4,956 after-tax or $.04 per diluted share) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions taken will positively impact future results of operations, but will have no material effect on liquidity and sources and uses of capital. The charge primarily relates to severance costs attributable to 340 people in the Industrial Segment, 17 people in the Aerospace Segment and 53 people in the Other Segment. The majority of severance payments have been made with the remaining payments expected to be made by June 30, 2003. Of the pre-tax amount, $5,405 related to the Industrial Segment, $137 related to the Aerospace Segment and $1,911 related to the Other Segment.

8.	Charges related to business realignment and equity investment adjustment, continued

During the first nine months of fiscal 2003 the Company recorded charges of $14,585 ($9,699 after-tax or $.08 per diluted share) for business realignment costs primarily related to the Industrial Segment and a charge of $2,565 ($2,565 after-tax or $.02 per diluted share) related to an adjustment to fair market value of an equity investment in a publicly traded Japanese company with whom the Company has established an alliance. Of the pre-tax business realignment amount, $11,332 related to the Industrial Segment, $1,048 related to the Aerospace Segment and $2,205 related to the Other Segment. The business realignment costs and equity investment adjustment are presented in the Consolidated Statement of Income for the three and nine months ended March 31, 2003 as follows: $7,362 and $13,593, respectively, in Cost of sales and $91 and $3,557, respectively, in Selling, general and administrative expenses.

During the third quarter of fiscal 2002, the Company recorded a $3,878 charge ($2,540 after-tax or $.02 per diluted share) for the costs to structure appropriately its businesses to operate in their then current economic environment. The business realignment charge consisted of $2,824 of severance costs and $1,054 of costs relating to the consolidation of manufacturing product lines. The severance portion of the charge was attributable to 178 employees in the Industrial Segment, 52 employees in the Aerospace Segment and 105 employees in the Other Segment. Of the pre-tax amount, $2,778 related to the Industrial Segment, $492 related to the Aerospace Segment and $608 related to the Other Segment. All severance payments have been made.

During the first nine months of fiscal 2002, the Company recorded charges of $16,254 ($10,646 after-tax or $.09 per diluted share) for business realignment costs. Of the pre-tax amount, $9,985 related to the Industrial Segment, $3,547 related to the Aerospace Segment and $2,722 related to the Other Segment. Also during the first nine months of fiscal 2002, the Company recorded a $4,973 charge ($4,973 after-tax or $.04 per diluted share) related to an adjustment to fair market value of an equity investment in a publicly traded Japanese company with whom the Company has established an alliance.

The business realignment costs and equity investment adjustment are presented in the Consolidated Statement of Income for the three and nine months ended March 31, 2002 as follows: $3,530 and $14,519, respectively, in Cost of sales and $348 and $6,708, respectively, in Selling, general and administrative expenses.

9.	Goodwill and intangible assets

The Company is currently conducting its annual goodwill impairment test. At this time, the Company is required to perform the additional steps required by FASB Statement No. 142 for only one reporting unit whose goodwill balance is approximately $8.0 million. It is unknown at this time whether an impairment loss will be required to be recognized.

The changes in the carrying amount of goodwill for the nine months ended March 31, 2003 are as follows:

	Industrial Segment	Aerospace Segment	Other Segment	Total
Balance as of June 30, 2002	$829,044	$76,216	$178,508	$1,083,768
Acquisitions	3,472			3,472
Foreign currency translation adjustments	12,831	51	7,068	19,950
Goodwill adjustments	(16,922)		1,527	(15,395)

Balance as of March 31, 2003	$828,425	$76,267	$187,103	$1,091,795

“Goodwill adjustments” primarily represent final adjustments to the purchase price allocation for acquisitions completed within the last twelve months.

9.	Goodwill and intangible assets, continued

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	March 31, 2003		June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$23,296	$11,500	$22,356	$9,930
Trademarks	20,280	1,427	17,058	644
Engineering drawings and other	30,742	5,168	24,576	2,130

Total	$74,318	$18,095	$63,990	$12,704

Total intangible amortization expense for the nine months ended March 31, 2003 was $4,291. The estimated amortization expense for the five years ending June 30, 2003 through 2007 is $7,530, $7,577, $6,485, $5,175 and $4,775, respectively.

PARKER-HANNIFIN CORPORATION

FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003

AND COMPARABLE PERIODS ENDED MARCH 31, 2002

CONSOLIDATED STATEMENT OF INCOME

Net sales increased 4.3 percent for the current quarter and 5.8 percent for the first nine months of fiscal 2003. For both the current quarter and first nine months of fiscal 2003, an increase in sales attributable to the effects of acquisitions and currency-rate changes was more than offset by lower volume experienced throughout virtually all businesses and the absence of sales from a prior-year divestiture.

Income from operations was $96.0 million for the current quarter and $287.0 million for the first nine months of fiscal 2003, a decrease of 1.3 percent from the prior-year quarter and an increase of 3.0 percent from the prior-year nine months. As a percent of sales, income from operations for the current quarter was 5.8 percent compared to 6.2 percent and was 6.0 percent for the first nine months of fiscal 2003 compared to 6.2 percent. For the current quarter and first nine months of the fiscal year, higher margins in the Industrial and Other Segments were more than offset by lower margins in the Aerospace operations. Included in income from operations are business realignment charges and a reduction in an equity investment of $7.5 million and $17.2 million for the current quarter and first nine months of fiscal 2003, respectively, and $3.9 million and $21.2 million for the prior-year quarter and first nine months of fiscal 2002, respectively (see Note 8 beginning on page 8 for further discussion).

Selling, general and administrative expenses, as a percent of sales, increased to 11.1 percent from 10.9 percent for the current quarter and increased to 11.3 percent from 11.2 percent for the first nine months of fiscal 2003. The higher selling, general and administrative expenses were primarily due to an increase in expenses associated with employee health and welfare benefits. Included in selling, general and administrative expenses are business realignment charges of $0.1 million and $3.6 million for the current quarter and first nine months of fiscal 2003, respectively, and $0.3 million and $6.7 million for the prior-year quarter and first nine months of fiscal 2002, respectively (see Note 8 beginning on page 8 for further discussion).

Interest expense decreased 2.7 percent in the current quarter and 5.6 percent for the first nine months of fiscal 2003 primarily due to lower weighted-average interest rates and lower average debt outstanding.

Interest and other expense, net for the current quarter and first nine months of fiscal 2003 includes losses resulting from the sale of fixed assets in the ordinary course of business at levels higher than in the comparable prior periods.

The effective tax rate was 34.2 percent for the first nine months of fiscal 2003 compared to 34.3 percent for the first nine months of fiscal 2002.

Net income decreased 7.1 percent in the current quarter and increased 3.7 percent for the first nine months of fiscal 2003, as compared to the prior year comparable periods. As a percent of sales, Net income decreased to 3.0 percent from 3.3 percent for the current quarter and decreased to 3.1 percent from 3.2 percent for the first nine months of fiscal 2003. Net income in the current quarter and first nine months of fiscal 2003 was adversely affected by an additional expense of approximately $4.6 million and $13.9 million, respectively, related to domestic qualified benefit plans, resulting primarily from the lower market value of plan assets. Included in net income are business realignment charges and a reduction in an equity investment of $5.0 million and $12.3 million for the current quarter and first nine months of fiscal 2003, respectively, and $2.5 million and $15.6 million for the prior-year quarter and first nine months of fiscal 2002, respectively (see Note 8 beginning on page 8 for further discussion).

Backlog was $1.86 billion at March 31, 2003 compared to $1.93 billion in the prior year and remained the same since June 30, 2002. The decrease in backlog from the prior-year quarter reflects shipments exceeding new order rates in the Aerospace and Industrial North American businesses partially offset by an increase in orders across most Industrial International businesses.

RESULTS BY BUSINESS SEGMENT

INDUSTRIAL—The Industrial Segment operations experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending March 31,
	Three months	Nine months
Industrial North America—as reported	0.0%	5.0%
Acquisitions	0.6%	4.4%
Currency	0.0%	(0.1)%

Industrial North America—without acquisitions and currency	(0.6)%	0.7%

Industrial International—as reported	27.8%	26.7%
Acquisitions	4.4%	10.4%
Currency	17.4%	10.9%

Industrial International—without acquisitions and currency	6.0%	5.4%

Total Industrial Segment—as reported	8.7%	11.7%
Acquisitions	1.8%	6.3%
Currency	5.4%	3.3%

Total Industrial Segment—without acquisitions and currency	1.5%	2.1%

The above presentation reconciles the percentage changes in net sales of the Industrial operations reported in accordance with U.S. GAAP to percentage changes in net sales adjusted to remove the effects of acquisitions made within the prior four fiscal quarters as well as the effects of currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in sales on a comparable basis from period to period.

Excluding the effect of acquisitions and currency rate changes, Industrial North American sales for the third quarter and first nine months of fiscal 2003 remained flat reflecting a stagnant level of end-user demand experienced in virtually all markets. Excluding the effects of acquisitions and currency rate changes, sales in the Industrial International businesses for the current quarter and first nine months of fiscal 2003 increased as a result of higher demand across most businesses in the Asia Pacific region and Latin America, while sales in the European businesses were slightly higher for the current quarter but were flat for the first nine months.

Operating income for the Industrial segment increased 19.6 percent for the current quarter and 27.0 percent for the first nine months of fiscal 2003. Industrial North American operating income increased 10.7 percent for the current quarter and 18.1 percent for the first nine months of fiscal 2003, and Industrial International operating income increased 39.3 percent for the current quarter and 45.2 percent for the first nine months of fiscal 2003. Industrial North American operating income, as a percent of sales, increased to 5.8 percent from 5.2 percent for the current quarter and increased to 5.7 percent from 5.0 percent for the first nine months of fiscal 2003. Industrial International operating income, as a percent of sales, increased to 5.7 percent from 5.3 percent for the current quarter and increased to 6.3 percent from 5.5 percent for the first nine months of fiscal 2003.

The increase in Industrial North American margins was primarily due to operating efficiencies and product mix. Although overall Industrial North American sales volume was flat, an increase in sales was experienced in higher margin businesses in the current quarter and first nine months of fiscal 2003. The increase in Industrial International margins was due to the higher volume in the Asia Pacific region and Latin America, especially in higher margin businesses, as well as operating efficiencies experienced in most of the European businesses.

Included in Industrial North American operating income are business realignment charges of $2.2 million and $5.2 million in the current quarter and first nine months of fiscal 2003, respectively, and $1.3 million and $6.3 million in the prior-year quarter and first nine months of fiscal 2002, respectively. Included in Industrial International operating income are business realignment charges of $3.2 million and $6.1 million in the current quarter and first nine months of fiscal 2003, respectively, and $1.5 million and $3.7 million in the prior-year quarter and first nine months of fiscal 2002, respectively. The business realignment charges resulted from actions the Company took to structure the Industrial operations to operate in their economic environment and primarily consisted of severance costs and costs relating to the consolidation of manufacturing product lines.

Total Industrial Segment backlog decreased 3.0 percent from March 31, 2002 and decreased 6.7 percent since June 30, 2002. The decline in backlog is primarily due to shipments exceeding new order rates within most Industrial North American markets partially offset by an increase in order rates within most Industrial International markets.

The volatility of the global economy, including the effect of the Severe Acute Respiratory Syndrome, and the uncertainty associated with the war with Iraq make it difficult to assess the business conditions likely to be experienced by the Industrial Segment for the remainder of fiscal 2003 and into fiscal 2004. At the present time, the Company expects the Industrial North American and Industrial International operations to experience similar overall business conditions as those experienced in the third quarter of fiscal 2003 for the remainder of the fiscal year. The Company expects to continue to take the necessary actions to structure appropriately the Industrial Segment operations to operate in their economic environment. Such actions may include the necessity to record additional business realignment charges in the fourth quarter of fiscal 2003.

AEROSPACE—Net sales of the Aerospace Segment decreased 1.7 percent for the current quarter and 6.0 percent for the first nine months of fiscal 2003. The decrease in sales was primarily due to a decline in both commercial OEM and aftermarket volume, partially offset by an increase in military volume. Operating income for the Aerospace Segment decreased 21.7 percent for the current quarter and 18.9 percent for the first nine months of fiscal 2003. Operating income, as a percent of sales, declined to 13.6 percent from 17.1 percent for the current quarter and declined to 14.8 percent from 17.2 percent for the first nine months of fiscal 2003. The lower margins were primarily due to lower sales in the commercial OEM and aftermarket businesses partially offset by an increase in volume in military business. Included in Aerospace operating income are business realignment charges of $0.1 million and $1.0 million in the current quarter and first nine months of fiscal 2003, respectively, and $0.5 million and $3.5 million in the prior-year quarter and first nine months of fiscal 2002, respectively.

Backlog for the Aerospace Segment decreased 5.2 percent compared to March 31, 2002 and increased 3.0 percent since June 30, 2002. The increase in backlog since June 30, 2002 is primarily due to higher military order rates. For the remainder of fiscal 2003, commercial OEM and aftermarket order rates are expected to continue at the current quarter level while order rates in the military and defense market are expected to increase marginally. Uncertainty associated with the war with Iraq and the effect of the Severe Acute Respiratory Syndrome on global travel may negatively impact commercial OEM and aftermarket order rates.

OTHER—The Other Segment operations experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending March 31,
	Three months	Nine months
Other Segment—as reported	(7.3)%	(4.9)%
Acquisitions and divestitures	12.7%	10.3%
Currency	(5.5)%	(3.7)%

Other Segment—without acquisitions and divestitures and currency	(0.1)%	1.7%

The above presentation reconciles the percentage changes in net sales of the Other Segment operations reported in accordance with U.S. GAAP to percentage changes in net sales adjusted to remove the effects of acquisitions and divestitures made within the prior four fiscal quarters as well as the effects of currency exchange rates. The effects of acquisitions and divestitures and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in sales on a comparable basis from period to period.

Without the effect of acquisitions and divestitures and currency rate changes, sales for the current quarter were flat as a result of lower demand in the automotive market. The increase in sales for the first nine months of fiscal 2003 is a result of higher demand in the refrigeration and air conditioning markets as well in the automotive market in the earlier part of the fiscal year. Operating income increased 9.2 percent for the current quarter and 14.6 percent for the first nine months of fiscal 2003. Operating income, as a percent of sales, increased to 9.0 percent from 7.6 percent for the current quarter and increased to 8.1 percent from 6.7 percent for the first nine months of fiscal 2003. The increase in margins in the current quarter and first nine months of fiscal 2003 was primarily due to operating efficiencies. Included in operating income are business realignment charges of $1.9 million and $2.2 million in the current quarter and first nine months of fiscal 2003, respectively and $0.6 million and $2.7 million in the prior-year quarter and first nine months of fiscal 2002, respectively. Operating income for the prior-year quarter and first nine months of fiscal 2002 includes $1.8 million and $5.7 million, respectively, of income from divested businesses.

Backlog for the Other Segment increased 4.1 percent compared to a year ago and 5.5 percent since June 30, 2002. The increase in backlog is primarily the result of an increase in orders in the transportation market as well as an increase in orders for custom-engineered buildings. For the remainder of fiscal 2003, business conditions in the Other Segment are expected to be similar to those of the Industrial North American operations.

Corporate general and administrative expenses increased to $22.7 million from $17.6 million for the current quarter and increased to $62.2 million from $50.2 million for the first nine months of fiscal 2003. As a percent of sales, corporate general and administrative expenses increased to 1.4 percent from 1.1 percent for the current quarter and increased to 1.3 percent from 1.1 percent for the first nine months of fiscal 2003. The increases are primarily due to an increase in certain corporate accruals.

Other expense (in the Business Segment Results by Industry) includes a charge of $2.6 million and $5.0 million for the current year and prior-year first nine months, respectively, related to an adjustment to the fair market value of an equity investment in a publicly-traded Japanese company with whom the Company has established an alliance.

BALANCE SHEET

Working capital increased to $891.0 million at March 31, 2003 from $875.8 million at June 30, 2002, with the ratio of current assets to current liabilities increasing slightly to 1.7:1. The increase in working capital was primarily due to a decrease in Accounts payable, trade, partially offset by a decrease in Inventories.

Accounts receivable decreased to $991.1 million at March 31, 2003 from $1,006.3 million at June 30, 2002 with days sales outstanding decreasing slightly since June 30, 2002. Inventories decreased $24.0 million since June 30, 2002, with days supply decreasing to 85 days from 87 days at June 30, 2002.

Plant and equipment, net of accumulated depreciation, decreased $35.3 million since June 30, 2002, primarily as a result of depreciation exceeding capital expenditures.

Other assets increased $61.0 million since June 30, 2002, primarily as a result of a discretionary cash contribution made by the Company to its qualified defined benefit plans.

Accounts payable, trade decreased to $395.7 million at March 31, 2003 from $443.5 million at June 30, 2002, as purchasing levels throughout the Company’s operations were lower.

Long-term deferred income taxes increased $56.3 million since June 30, 2002 primarily as a result of the related taxes on the discretionary cash contribution made by the Company to its qualified defined benefit plans.

Due to the weakening of the dollar against certain currencies, foreign currency translation adjustments resulted in an increase in net assets of $41.8 million during the first nine months of fiscal 2003. The translation adjustments primarily affected Accounts receivable, Inventories, Goodwill, Plant and equipment and Long-term debt.

STATEMENT OF CASH FLOWS

Cash and cash equivalents increased $6.3 million for the first nine months of fiscal 2003 after increasing $8.4 million during the same period of fiscal 2002.

Net cash provided by operating activities was $326.2 million for the nine months ended March 31, 2003 compared to $458.0 million for the same nine months of 2002. The decrease in net cash provided by operating activities in 2003 was primarily the result of a $108.0 million cash contribution to the Company’s qualified defined benefit plans. Lower cash flows provided by working capital items, particularly Accounts receivable, also contributed to the decrease in cash flows from operating activities.

Net cash used in investing activities was $101.1 million for the first nine months of fiscal 2003 compared to $579.1 million for the first nine months of fiscal 2002. The significant decrease in the amount of cash used in investing activities in 2003 is attributable to a reduction in acquisition activity and capital expenditures. The reduction of capital expenditures in 2003 can be attributed to the consolidation of manufacturing facilities, lean manufacturing initiatives, and a decline in product demand. Included in Other was an increase in cash used for equity investments in fiscal 2002.

Net cash used in financing activities was $220.7 million in fiscal 2003 compared to providing cash of $132.0 million in fiscal 2002. In fiscal 2003 the Company decreased its outstanding borrowings by a net total of $160.0 million compared to an increase of $190.1 million in fiscal 2002. The decrease in the borrowing level in 2003 was due to the decline in acquisition activity and capital expenditure requirements.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. To meet this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of 34 to 37 percent. The debt to debt-equity ratio at March 31, 2003 decreased to 33.3 percent compared to 36.8 percent as of June 30, 2002.

During the third quarter of fiscal 2003 the Company issued $225 million of fixed rate senior notes due 2013 utilizing its universal shelf registration statement. The proceeds from this issuance were used to reduce commercial paper note borrowings. After giving effect to this issuance, the Company now has the availability to issue securities with an aggregate initial offering price of up to $775 million.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company enters into forward exchange contracts, costless collar contracts and cross-currency swap agreements to reduce its exposure to fluctuations in related foreign currencies. These contracts are with major financial institutions and the risk of loss is considered remote. The Company does not hold or issue derivative financial instruments for trading purposes. In addition, the Company’s foreign locations, in the ordinary course of business, enter into financial guarantees through financial institutions which enable customers to be reimbursed in the event of nonperformance by the Company. The total carrying and fair value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations.

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near term interest rates. In addition, the Company has entered into an interest rate swap agreement for a $200 million contract amount. The agreement is with a major financial institution and the risk of loss is considered remote. The carrying value and fair value of the swap agreement is not material to the Company’s financial position, liquidity or results of operations.

FORWARD-LOOKING STATEMENTS

Forward-looking statements contained in this Report on Form 10-Q and other written reports and oral statements are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. All statements regarding future performance, earnings projections, events or developments are forward-looking statements. It is possible that the Company’s future performance and earnings projections may differ materially from current expectations, depending on economic conditions within both the industrial and aerospace markets, and the Company’s ability to achieve anticipated benefits associated with announced realignment activities and strategic initiatives to improve operating margins. Among other factors which may affect future performance are:

•	changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments,

•	uncertainties surrounding timing, successful completion or integration of acquisitions,

•	threats associated with and efforts to combat terrorism, including the war with Iraq,

•	the impact of Severe Acute Respiratory Syndrome on global travel,

•	competitive market conditions and resulting effects on sales and pricing,

•	increases in raw-material costs that cannot be recovered in product pricing, and

•	global economic factors, including currency exchange rates, difficulties entering new markets and general economic conditions such as interest rates.

The Company undertakes no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Report.

CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) within 90 days prior to the filing of this Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

The Company periodically conducts an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer as well as the Company’s Audit Committee and independent auditors, of its internal controls and procedures. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the most recent evaluation.

PARKER-HANNIFIN CORPORATION

PART II—OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.

On January 2, 2003, the Registrant issued 745 shares of Common Stock, $.50 par value, valued at $47.010 per share to a non-employee director pursuant to the Registrant’s Non-Employee Directors Stock Plan in lieu of a portion of her annual retainer. This transaction was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act for transactions not involving a public offering based on the fact that the shares were issued to an accredited investor.

Item 5.    Other Information.

The following disclosure is being provided in accordance with the Securities and Exchange Commission’s transition period guidance regarding the provision of notice to the SEC of certain information relating to a pension fund blackout period pursuant to new Item 11 of Form 8-K.

On January 6, 2003, the Registrant received notice from the plan administrator required by Section 101(i)(2)(E) of the Employment Retirement Income Security Act of 1974 of an impending pension fund blackout. On January 28, 2003, the Registrant sent a notice to its directors and executive officers informing them that a blackout period for the Parker Retirement Savings Plan (the “Plan”) would be in effect as a result of a change in the recordkeeper and trustee for the Plan to Fidelity Investments®. The blackout period began on February 21, 2003 and ended on March 6, 2003. During the blackout period the participants in the Plan were unable to: (i) transfer between or reallocate among their existing investment options; (ii) request a loan, a hardship or after-tax withdrawal or a full distribution/rollover; (iii) change either payroll contribution percentages or the way future contributions are invested; (iv) inquire about account balances; (v) prepay existing loan balances; and (vi) rollover into the Plan a balance from other employers’ retirement plans. Also, no new enrollments were accepted during the blackout period.

Under Section 306(a) of the Sarbanes-Oxley Act of 2002, the Registrant’s directors and officers (and family members who reside in the same household, partnerships, trusts and any other affiliates who are subject to Section 16 of the Securities Exchange Act of 1934) were prohibited from purchasing, selling or otherwise acquiring or transferring any of the Registrant’s common stock and exercising stock options during this blackout period. This prohibition, however, did not include certain exempt transactions.

Any questions regarding this blackout were directed to either Thomas L. Meyer, Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, OH 44124, (216) 896-2809 or Thomas A. Piraino, Jr., Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, OH 44124, (216) 896-2704.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit 10(a)	Indemnification Agreement entered into as of August 8, 2002 between the Registrant and Robert J. Kohlhepp

Exhibit 99(a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

(b)	During the quarter ended March 31, 2003, the Registrant filed the following reports on Form 8-K:

1.	On February 6, 2003, to file as exhibits to the Registrant’s Registration Statement on Form S-3 (File No. 333-82806) the Underwriting Agreement, the Opinion of Jones Day relating to the legality of certain notes and the Consent of Jones Day; and

2.	On February 7, 2003, to file as exhibits to the Registrant’s Registration Statement on Form S-3 (File No. 333-82806) the Opinion of Jones Day relating to certain tax matters and the Consent of Jones Day.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION (Registrant)

/s/ Timothy K. Pistell
Timothy K. Pistell Vice President—Finance and Administration and Chief Financial Officer

Date: May 2, 2003

CERTIFICATIONS

I, Donald E. Washkewicz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Parker-Hannifin Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

/s/ Donald E. Washkewicz
Donald E. Washkewicz President and Chief Executive Officer

I, Timothy K. Pistell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Parker-Hannifin Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

/s/ Timothy K. Pistell
Timothy K. Pistell Vice President—Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10(a)	Indemnification Agreement entered into as of August 8, 2002 between the Registrant and Robert J. Kohlhepp

99(a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002