Form 10-K
period 2003-06-30
PARKER HANNIFIN CORP
filed 2003-08-29
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

Registrant’s telephone number, including area code (216) 896-3000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒.

Indicate by check mark whether the Registrant is an accelerated filer.  Yes ☒  No  ☐.

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2002, excluding, for purposes of this computation only, stock holdings of the Registrant’s Directors and Officers: $5,422,827,992.

The number of Common Shares outstanding on July 31, 2003 was 118,167,923.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference:

(1)	Annual Report to Shareholders of the Company for the fiscal year ended June 30, 2003 are incorporated by reference into Parts I, II and IV hereof.

(2)	Definitive Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders to be held on October 22, 2003 are incorporated by reference into Part III hereof.

PARKER-HANNIFIN CORPORATION

FORM 10-K

Fiscal Year Ended June 30, 2003

PART I

ITEM 1. Business. Parker-Hannifin Corporation is a leading worldwide full-line manufacturer of motion control products, including fluid power systems, electromechanical controls and related components. Fluid power involves the transfer and control of power through the medium of liquid, gas or air, in hydraulic, pneumatic and vacuum applications. Fluid power systems move and position materials, control machines, vehicles and equipment and improve industrial efficiency and productivity. Components of a simple fluid power system include a pump which generates pressure, valves which control the fluid’s flow, an actuator which translates the pressure in the fluid into mechanical energy, a filter to insure proper fluid condition and numerous hoses, couplings, fittings and seals. Electromechanical control involves the use of electronic components and systems to control motion and precisely locate or vary speed in automation applications. In addition to motion control products, the Company also is a leading worldwide producer of fluid purification, fluid control, process instrumentation, air conditioning, refrigeration, electromagnetic shielding and thermal management products and designs and manufactures custom-engineered buildings. Also, through Wynn Oil Company and its subsidiaries (the “Wynn’s Specialty Chemical Group”), the Company develops, manufactures and markets specialty chemical products and maintenance service equipment.

The Company was incorporated in Ohio in 1938. Its principal executive offices are located at 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141, telephone (216) 896-3000. As used in this Report, unless the context otherwise requires, the term “Company” or “Parker” refers to Parker-Hannifin Corporation and its subsidiaries.

The Company’s investor relations internet website address is www.phstock.com. The Company makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after filing or furnishing such material electronically with the Securities and Exchange Commission.

The Company’s manufacturing, service, distribution and administrative facilities are located in 37 states and worldwide in 43 foreign countries. Its motion control technology is used in the products of its business Segments: Industrial; Aerospace; Climate & Industrial Controls; and Other. The products are sold as original and replacement equipment through product and distribution centers worldwide. The Company markets its products through its direct-sales employees, independent distributors, sales representatives and builder/dealers. Parker products are supplied to approximately 380,000 customers in virtually every significant manufacturing, transportation and processing industry. For the fiscal year ended June 30, 2003, net sales were $6,410,610,000; Industrial Segment products accounted for 69% of net sales, Aerospace Segment products for 17%, Climate & Industrial Controls Segment products for 11% and Other Segment products for 3%.

Markets

Motion control systems are used throughout industry in applications which include moving of materials, controlling machines, vehicles and equipment and positioning materials during the manufacturing process. Motion control systems contribute to the efficient use of energy and improve industrial productivity.

The approximately 380,000 customers who purchase the Company’s products are found throughout virtually every significant manufacturing, transportation and processing industry. No customer accounted for more than 4% of the Company’s total net sales for the fiscal year.

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

The products manufactured by the Climate & Industrial Controls Segment are used principally in mobile air conditioning systems, industrial refrigeration systems, residential and commercial air conditioning systems and equipment and industrial fluid control markets. Sales of the Climate & Industrial Controls Segment are made to original equipment manufacturers and their replacement markets.

Astron Building Systems® (“Astron”) of the Other Segment produces pre-engineered single and multi-story buildings that serve industries throughout Europe. The Wynn’s Specialty Chemical Group of the Other Segment develops and manufactures a wide variety of specialty chemical car care and industrial products that are marketed to automobile service technicians, consumers and industrial product users.

Principal Products, Methods of Distribution and Competitive Conditions

Industrial Segment. The product lines of the Company’s Industrial Segment cover most of the components of motion control systems. The Fluid Connectors Group manufactures connectors, including tube fittings, hose fittings, valves, hoses and couplers, which control, transmit and contain fluid. The Hydraulics Group produces hydraulic components and systems for builders and users of industrial and mobile machinery and equipment, such as cylinders, accumulators, rotary actuators, valves, motors and pumps, hydrostatic steering units, power units, integrated hydraulic circuits, electrohydraulic systems, metering pumps and power take-off equipment. The Automation Group supplies pneumatic and electromechanical components and systems. Pneumatic products include pneumatic valves, air preparation units, pneumatic actuators, vacuum products, pneumatic logic systems, and structural extrusions. Electromechanical products include human-machine interface hardware and software; industrial PCs; single and multi-axis stand-alone and bus-based controllers; rotary and linear servo motors; rotary and linear stepper motors; analog and digital stepper and servo drives; precision gearheads, ballscrew, belt, and linear motor driven positioning tables; electric rod-style and rodless cylinders; and gantry robots. The Seal Group manufactures sealing devices, including o-rings and o-seals; gaskets and packings, which insure leak-proof connections; electromagnetic interference shielding; and thermal management products. The Filtration Group manufactures filters, systems and instruments to monitor and to remove contaminants from fuel, air, oil, water and other fluids and gases, including hydraulic, lubrication and coolant filters; process, chemical and microfiltration filters; compressed air and gas purification filters; lube oil and fuel filters; fuel conditioning filters; fuel filters/water separators; cabin air filters; intake air filters; and nitrogen and hydrogen generators and condition monitoring devices. The Instrumentation Group manufactures high quality critical flow components for process instrumentation, ultra-high-purity, medical and analytical applications, including fittings, valves, regulators and PTFE products.

Industrial Segment products include both standard items which are produced in large quantities and custom units which are engineered and produced to original equipment manufacturers’ specifications for application to a particular end product. Both standard and custom products are also used in the replacement of original motion control system components. Industrial Segment products are marketed primarily through field sales employees and more than 8,300 independent distributors.

Aerospace Segment. The principal products of the Company’s Aerospace Segment are hydraulic, fuel and pneumatic systems and components that are used on commercial and military airframe and engine programs.

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

Aerospace Segment products are marketed by the Company’s regional sales organization and are sold directly to manufacturers and end users.

Climate & Industrial Controls Segment. The principal products of the Company’s Climate & Industrial Controls Segment are refrigeration and air conditioning systems and components and fluid control process systems and components for use primarily in the mobile and stationary refrigeration and air conditioning industry.

The Climate & Industrial Controls Segment manufactures components and systems for use in industrial, residential, commercial, automotive and mobile air conditioning and refrigeration systems and other applications, including pressure regulators, solenoid valves, expansion valves, filter-dryers, gerotors and hose assemblies. The Climate & Industrial Controls Segment products are marketed primarily through field sales employees and independent distributors and wholesalers.

Other Segment. The principal products of the Company’s Other Segment are custom-engineered buildings which are designed and manufactured by Astron; and automotive and industrial chemical products and professional automotive service equipment that are developed by the Wynn’s Specialty Chemical Group.

Astron’s pre-engineered single and multi-story buildings serve as factories, warehouses, aircraft hangars, indoor athletic facilities, automobile showrooms, offices and supermarkets. Astron’s custom-engineered buildings are marketed primarily through builder/dealers and field sales employees.

The Wynn’s Specialty Chemical Group’s product line includes professional chemical products, programs and equipment for automobile service technicians, automotive chemical products for consumers, and forging compounds, cleaners, release agents, lubricants, cutting and drawing fluids and multipurpose coolants used in precision metal forming and machining operations. Products are marketed primarily to consumers, automobile dealerships and other automotive service facilities, and industrial and manufacturing companies and are distributed through a strong network of independent distributors as well as a direct sales force.

Competition. All aspects of the Company’s business are highly competitive. No single manufacturer competes with respect to all products manufactured and sold by the Company and the degree of competition varies with different products. In the Industrial Segment, the Company competes on the basis of product quality and innovation, customer service, its manufacturing and distribution capability, and competitive price. The Company believes that, in most of the major markets for its

Industrial Segment products, it is one of the principal suppliers of motion control systems and components. In the Aerospace Segment, the Company has developed alliances with key customers based on the Company’s advanced technological and engineering capabilities, superior performance in quality, delivery, and service, and price competitiveness, which has enabled the Company to obtain significant original equipment business on new aircraft programs for its systems and components and, thereby, obtain the follow-on repair and replacement business for these programs. The Company believes that it is one of the primary suppliers in the aerospace marketplace.

In the Climate & Industrial Controls Segment, the Company competes on the basis of product quality and innovation, customer service, its manufacturing and distribution capability, and competitive price. The Company believes that it is one of the principal suppliers in the climate and industrial controls marketplace.

In the Other Segment, the Company competes on the basis of product quality and performance, strong brand recognition (Wynn’s) and competitive price.

Research and Product Development

The Company continually researches the feasibility of new products through its development laboratories and testing facilities in many of its worldwide manufacturing locations. Its research and product development staff includes chemists, mechanical, electronic and electrical engineers and physicists.

Research and development costs relating to the development of new products or services and the improvement of existing products or services amounted to $122,710,000 in fiscal year 2003, $109,090,000 in fiscal year 2002 and $115,004,000 in fiscal 2001. Reimbursements of customer-sponsored research included in the total cost for each of the respective years were $29,561,000, $13,517,000 and $17,143,000.

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

Backlog and Seasonal Nature of Business

The Company’s backlog at June 30, 2003 was approximately $1,803,091,000 and at June 30, 2002 was approximately $1,862,992,000. Approximately 81% of the Company’s backlog at June 30, 2003 is scheduled for delivery in the succeeding twelve months. The Company’s business generally is not seasonal in nature.

Environmental Regulation

The Company is subject to federal, state and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. Among other environmental laws, the Company is subject to the federal “Superfund” law, under which the Company has been designated as a “potentially responsible party” and may be liable for cleanup costs associated with various waste sites, some of which are on the U.S. Environmental Protection Agency Superfund priority list.

As of June 30, 2003, the Company is involved in environmental remediation at 24 manufacturing facilities presently or formerly operated by the Company and has been named as a “potentially responsible party,” along with other companies, at three off-site waste disposal facilities and two regional Superfund sites.

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

As of June 30, 2003, the Company has a reserve of $15,282,000 for environmental matters which are probable and reasonably estimable. This reserve is recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

The Company’s estimated total liability for the above mentioned sites ranges from a minimum of $15,282,000 to a maximum of $44,177,000. The actual costs to be incurred by the Company will be dependent on final delineation of contamination, final determination of remedial action required, negotiations with federal and state agencies with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technology, effectiveness of remedial technologies employed, the ultimate ability to pay of the other responsible parties, and any insurance or third party recoveries.

Energy Matters and Sources and Availability of Raw Materials

The Company’s primary energy source for each of its business segments is electric power. While the Company cannot predict future costs of such electric power, the primary source for production of the required electric power will be coal from substantial, proven coal reserves available to electric utilities. The Company is subject to governmental regulations in regard to energy supplies both in the United States and elsewhere. To date the Company has not experienced any significant disruptions of its operations due to energy curtailments.

Steel, brass, aluminum, elastomeric materials and chemicals are the principal raw materials used by the Company. These materials are available from numerous sources in quantities sufficient to meet the requirements of the Company.

Employees

The Company employed approximately 46,787 persons as of June 30, 2003, of whom approximately 19,899 were employed by foreign subsidiaries.

Business Segment Information

The net sales, segment operating income and identifiable assets by business segment and net sales and long-lived assets by geographic area for the past three fiscal years, as set forth on pages 13-11 to 13-12 of Exhibit 13 hereto, are incorporated herein by reference.

ITEM 1A. Executive Officers of the Company

The Company’s Executive Officers are as follows:

Name	Position	Officer Since(1)	Age

Donald E. Washkewicz	President, Chief Executive Officer and Director	1997	53

Dennis W. Sullivan	Executive Vice President and Director	1978	64

John D. Myslenski	Senior Vice President and Operating Officer	1997	52

Nickolas W. Vande Steeg	Senior Vice President and Operating Officer	1995	60

Timothy K. Pistell	Vice President—Finance and Administration and Chief Financial Officer	1993	56

Lee C. Banks	Vice President and President, Instrumentation Group	2001	40

Robert P. Barker	Vice President and President, Aerospace Group	2003	53

Robert W. Bond	Vice President and President, Automation Group	2000	45

Lynn M. Cortright	Vice President and President, Climate & Industrial Controls Group	1999	62

Dana A. Dennis	Vice President and Controller	1999	55

Heinz Droxner	Vice President and President, Seal Group	2002	58

William G. Eline	Vice President—Chief Information Officer	2002	47

Daniel T. Garey	Vice President—Human Resources	1995	60

Stephen L. Hayes	Vice President	1993	62

Pamela J. Huggins	Vice President and Treasurer	2003	49

Marwan M. Kashkoush	Vice President and President, Hydraulics Group	2000	49

Thomas W. Mackie	Vice President and President, Fluid Connectors Group	2000	56

M. Craig Maxwell	Vice President—Technology and Innovation	2003	45

John K. Oelslager	Vice President and President, Filtration Group	1997	60

Thomas A. Piraino, Jr.	Vice President, General Counsel and Secretary	1998	54

(1)	Officers of the Company serve for a term of office from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Sullivan, Garey and Piraino have served in the executive capacities indicated above during the past five years.

Mr. Washkewicz was elected Chief Executive Officer effective in July 2001 and President in February 2000. He was Chief Operating Officer from February 2000 to July 2001; and Vice President and President of the Hydraulics Group from October 1997 to February 2000.

Mr. Myslenski was named Senior Vice President in August 2002 and was elected Operating Officer effective in October 2001. He was a Corporate Vice President from October 2001 to December 2002; Vice President, Operations from July 2001 to October 2001; Vice President from October 1997 to July 2001; and President of the Fluid Connectors Group from July 1997 to July 2001.

Mr. Vande Steeg was named Senior Vice President in August 2002 and was elected Operating Officer effective in January 2002. He was a Corporate Vice President from January 2002 to August 2002; Vice President from September 1995 to January 2002; and President of the Seal Group from 1987 to January 2002.

Mr. Pistell was elected as Vice President – Finance and Administration and Chief Financial Officer effective in April 2003. He was a Vice President from October 2001 to April 2003; and Treasurer from July 1993 to April 2003.

Mr. Banks was elected as a Vice President in October 2001 and named President of the Instrumentation Group effective in July 2001. He was Vice President—Operations of the Climate & Industrial Controls Group from January 2001 to July 2001; and General Manager of the Skinner Valve Division from August 1997 to December 2000.

Mr. Barker was elected as a Vice President in April 2003 and named President of the Aerospace Group effective in March 2003. He was Vice President—Operations of the Aerospace Group from April 1996 to March 2003.

Mr. Bond was elected as a Vice President in July 2000 and named President of the Automation Group effective in April 2000. He was Vice President—Operations of the Fluid Connectors Group from July 1997 to April 2000.

Mr. Cortright was elected as a Vice President in January 1999 and named President of the Climate & Industrial Controls Group effective in November 1998. He was President of the Latin American Group from November 1987 to November 1998.

Mr. Dennis was elected as a Vice President in October 2001 and as Controller effective in July 1999. He was Vice President/Controller of the Automation Group from August 1997 to July 1999.

Mr. Droxner was elected as Vice President and named President of the Seal Group effective in January 2002. He was President of the Seal Group Europe from July 1999 to January 2002 and General Manager of the O-Ring Division Europe from October 1987 to July 1999.

Mr. Eline was elected as Vice President—Chief Information Officer effective in August 2002. He was Vice President—Information Technology International from July 2000 to August 2002 and Vice President—Enterprise Systems International from October 1987 to July 2000.

Mr. Hayes was elected a Vice President in April 1993. He was President of the Aerospace Group from April 1993 to March 2003.

Ms. Huggins was elected as a Vice President and Treasurer in April 2003. She was Vice President and Controller of the Filtration Group from June 2000 to April 2003 and Corporate Financial Services Manager from April 1996 to June 2000.

Mr. Kashkoush was elected as a Vice President in July 2000 and named President of the Hydraulics Group in February 2000. He was President of the European Operations of the Hydraulics Group from February 1999 to February 2000 and Group Vice President—Sales and Marketing of the Hydraulics Group from July 1997 to February 1999.

Mr. Mackie was elected as a Vice President in July 2000 and named President of the Fluid Connectors Group in July 2001. He was President of the Instrumentation Group from July 1997 to July 2001.

Mr. Maxwell was elected as Vice President—Technology and Innovation in July 2003. He was Vice President—Engineering and Innovation from January 2003 to July 2003; Business Unit Manager of the Fluid Control Division from July 2002 to January 2003; and Engineering Manager of the Racor Division from July 1998 to July 2002.

Mr. Oelslager was elected as a Vice President in October 1997 and named President of the Filtration Group effective in March 2000. He was President of the Automation Group from July 1997 to March 2000.

ITEM 2. Properties. The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries. The leased properties are indicated with an asterisk. A “(1)” indicates that the property is occupied by the Company’s Industrial Segment, a “(2)” indicates that the property is occupied by the Company’s Aerospace Segment, a “(3)” indicates that the property is occupied by the Company’s Climate & Industrial Controls Segment, and a “(4)” indicates that the property is occupied by the Company’s Other Segment.

UNITED STATES

State	City
Alabama	Boaz(1)
Huntsville(1)
Jacksonville(1)
Arizona	Glendale(2)
Tolleson(2)
Tucson(1)
Arkansas	Benton(1)
Trumann(3)
California	Azusa(4)
Camarillo(1)
Irvine(1)(2)
Modesto(1)
Richmond(1)
Rohnert Park(1)
San Diego(1)
Sante Fe Springs*(1)
Colorado	Englewood(1)
Connecticut	New Britain(3)
Florida	Longwood(3)
Miami*(1)
Sarasota(1)
Vero Beach*(1)
Georgia	Dublin(2)
Illinois	Bensenville(1)
Broadview(3)
Des Plaines(1)

State	City
Elgin(1)
Lincolnshire(1)
Rockford(1)
Indiana	Albion(1)
Ashley(1)
Goshen(1)
Indianapolis*(1)
New Haven(3)
Syracuse(1)
Tell City(1)
Iowa	Davenport*(1)
Red Oak(1)
Kansas	Manhattan(1)
Kentucky	Lexington(1)
Maine	Kittery(1)
Portland(3)
Maryland	Baltimore*(1)
Massachusetts	Auburn*(1)
Ayer(2)
Haverhill*(1)
Tewksbury*(1)
Woburn(1)
Michigan	Kalamazoo(2)
Lakeview(1)
Mason(1)
Otsego(1)
Oxford(1)
Richland(1)
Troy*(1)(3)
Minnesota	Blaine(1)
Chanhassen(1)
Deerwood(1)
Golden Valley(1)
Minneapolis(1)
New Hope*(1)
New Ulm(1)
Mississippi	Batesville(3)
Booneville(3)
Holly Springs(1)
Madison(1)
Olive Branch*(1)
Missouri	Kennett(3)
Nebraska	Alliance(1)
Gothenburg(1)

State	City
Lincoln(1)
McCook(1)
Nevada	Carson City(1)
New Hampshire	Hollis*(1)
Hudson(1)
Portsmouth*(1)
New Jersey	Fairfield*(1)
New York	Chestnut Ridge(1)
Clyde(2)
Lyons(3)
Smithtown(2)
North Carolina	Forest City(1)
Kings Mountain(1)
Sanford(1)
Snow Hill(1)
Wilson(1)
Ohio	Akron(1)(3)
Avon(2)
Brookville(1)
Columbus(1)
Eastlake(1)
Eaton(1)
Elyria(1)(2)
Green Camp(1)
Hicksville(1)
Kent(1)
Lewisburg(1)
Mayfield Heights(1)(2)(3)
Mentor(2)
Metamora(1)
Milford*(1)
Ravenna(1)
St. Marys(1)
Strongsville*(1)
Vandalia(1)
Wadsworth(1)
Wickliffe(1)
Youngstown(1)
Oklahoma	Henryetta*(1)
Oregon	Eugene(1)
Pennsylvania	Canton(1)
Harrison City(1)
South Carolina	Beaufort(1)
Bishopville(1)

State	City
Moncks Corner(2)
Spartanburg(1)
Tennessee	Collierville*(3)
Greeneville(1)
Greenfield(3)
Lebanon(1)
Livingston(1)
Texas	Ft. Worth(1)
Houston*(1)
Mansfield(1)
Utah	Ogden(2)
Salt Lake City(1)
Virginia	Lynchburg(1)
Washington	Seattle*(2)
Wisconsin	Chetek(1)
Grantsburg(1)
Manitowoc(1)
Mauston(3)
Waukesha(1)

FOREIGN COUNTRIES

Country	City
Argentina	Buenos Aires(1)(3)
Australia	Burton*(1)
Castle Hill(1)(3)
Elizabeth West (1)
Wodonga*(1)
Austria	Wiener Neustadt(1)
Belgium	Brussels*(1)
St. Niklaas(4)
Brazil	Cachoeirinha(1)
Curitiba*(1)
Jacarei(1)(2)(3)
São Paulo(1)(3)
Canada	Brampton*(1)
Grimsby(1)(3)
Orillia(1)
Owen Sound(1)
Chile	Santiago*(1)
Czech Republic	Chomutov(1)(3)
Prague*(1)(3)
Prerov*(4)
Sadská(1)

Country	City
Denmark	Espergarde(1)
Ishöj(1)(3)
Egypt	Cairo*(1)
England	Barnstaple(1)
Buxton(1)
Cannock(1)
Cornwall*(1)
Cradley Heath(1)
Derby*(1)
Dewsbury(1)
Grantham(1)
Halesowen(1)
Hemel Hempstead(1)(3)
Marlow*(1)
Ossett(1)
Poole*(1)
Rotherham(1)
Warwick(1)
Watford(1)
Finland	Hyrynsalmi*(1)
Urjala(1)
Vantaa(1)
France	Annemasse(1)
Aubagne*(1)
Contamine(1)
Evreux(1)
Pontarlier(1)
Wissembourg(1)
Germany	Bielefeld(1)
Bietigheim-Bissingen(1)
Chemnitz(1)
Cologne(1)
Erfurt(1)
Geringswalde(1)
Hilden*(1)
Hochmössingen(1)
Kaarst(1)
Lampertheim(1)
Mücke(1)
Offenburg*(1)
Pleidelsheim(1)
ScholßHolte(1)
Wiesbaden(2)
Greece	Athens*(1)

Country	City
Hungary	Budapest*(1)
India	Mumbai(1)(3)
Ireland	Dublin*(1)
Italy	Adro(1)
Arsago Seprio(1)
Bologna*(1)
Corsico(1)(3)
Gessate(3)
Milan(1)
Ortona*(1)
Siziano*(1)
Veniano*(1)
Japan	Tokyo*(1)(3)
Yokohama(1)(2)(3)
Luxembourg	Diekirch(4)
Malaysia	Kuala Lumpur*(2)
Mexico	Guaymas*(2)
Matamoros(1)
Montemorelos(3)
Monterrey(1)(3)
Tijuana(1)
Toluca(1)
Netherlands	Amelo*(1)
Arnhem(1)
Etten-Leur*(1)
Hendrik-Ido-Ambacht(1)
Hoogezand(1)
Oldenzaal(1)(3)
New Zealand	Mt. Wellington(1)
Norway	Langhus(1)
Peoples Republic of China	Hong Kong*(1)(3)
Shanghai(1)(3)
Poland	Swiebodzice*(3)
Warsaw*(1)(3)
Wroclaw(1)
Portugal	Porto*(1)
Romania	Bucharest*(1)
Russia	Moscow*(1)
Singapore	Singapore*(1)(2)(3)
Slovenia	Novo Mesto*(1)
South Africa	Kempton Park(1)(3)
South Korea	Chonan(3)
Hwaseong(1)
Seoul*(1)

Country	City
Yangsan(1)
Spain	Barcelona*(1)
Madrid(1)(3)
Sweden	Borås(1)
Falköping(1)
Spånga(1)
Trollhätten(1)
Ulricehamn(1)
Switzerland	Geneva(3)
Taiwan	Taipei*(1)(3)
Thailand	Bangkok*(1)(3)
Ukraine	Kiev*(1)
United Arab Emirates	Abu Dhabi*(1)
Venezuela	Caracas*(1)(3)

The Company believes that its properties have been adequately maintained, are in good condition generally and are suitable and adequate for its business as presently conducted. The extent of utilization of the Company’s properties varies among its plants and from time to time. The Company’s restructuring efforts over the past several years have brought capacity levels closer to present and anticipated needs. Although capacity has been reduced over the last fiscal year, most of the Company’s material manufacturing facilities remain capable of handling additional volume increases.

ITEM 3. Legal Proceedings. None.

ITEM 4. Submission of Matters to a Vote of Security Holders. None.

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters. As of July 31, 2003, the number of shareholders of record of the Company was 5,969 and the number of beneficial owners was approximately 51,000. Information regarding stock price and dividend information with respect to the Company’s common stock, as set forth on page 13-34 of Exhibit 13 hereto, is incorporated herein by reference.

ITEM 6. Selected Financial Data. The information set forth on page 13-37 of Exhibit 13 hereto is incorporated herein by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The information set forth on pages 13-2 to 13-9 of Exhibit 13 hereto is incorporated herein by reference.

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

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near term interest rates. The Company has entered into an interest rate swap agreement for a $200 million notional principal amount. The swap agreement converts a portion of the Company’s variable rate debt to a fixed rate through 2004. The agreement is with a major financial institution and the risk of loss is considered remote. The carrying and fair value of this agreement is not material to the Company’s financial position, liquidity or results of operations. A one hundred basis point increase in near term interest rates would increase annual interest expense on variable rate debt by approximately $3.0 million.

For further discussion see the Significant Accounting Policies Footnote on pages 13-15 to 13-18 of Exhibit 13 hereto and incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data. The information set forth on pages 13-10 to 13-37 of Exhibit 13 hereto is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. Not applicable.

ITEM 9A. Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fourth fiscal quarter of fiscal year 2003. Based on this evaluation, the principal executive officer and principal financial officer, have concluded that the Company’s disclosure controls and procedures are effective in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Company periodically conducts an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer as well as the Company’s Audit Committee and independent auditors, of its internal controls and procedures. Other than a strengthening of pricing oversight controls, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the most recent evaluation.

PART III

ITEM 10. Directors and Executive Officers of the Registrant. Information required with respect to the Directors of the Company is set forth under the caption “Election of Directors” in the definitive Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders to be held October 22, 2003 (“2003 Proxy Statement”) and is incorporated herein by reference. Information with respect to the executive officers of the Company is included in Part I hereof. The information set forth under the captions “Audit Committee Financial Expert” and “Audit Committee” in the 2003 Proxy Statement is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. The Code of Ethics is posted on the Company’s investor relations internet website at www.phstock.com under the Corporate Governance page.

ITEM 11. Executive Compensation. The information set forth under the captions “Compensation of Directors” and “Executive Compensation” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information set forth under the captions ““Change in Control” Severance Agreements with Officers” and “Principal Shareholders of the Corporation” in the 2003 Proxy Statement is incorporated herein by reference. The information set forth under the caption “Equity Compensation Plan Information” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions. The information set forth under the caption “Certain Relationships and Related Transactions” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services. The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2003 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a.	The following are filed or furnished as part of this report:

1.	Financial Statements and Schedule

The financial statements and schedule listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed or incorporated by reference as part of this Report.

2.	Exhibits

The exhibits listed in the accompanying Exhibit Index and required by Item 601 of Regulation S-K (numbered in accordance with Item 601 of Regulation S-K) are filed, furnished or incorporated by reference as part of this Report.

b.	During the quarter ended June 30, 2003, the Registrant filed or furnished the following reports on Form 8-K:

1.	On April 15, 2003 to furnish the press release issued and Webcast presented by the Registrant announcing earnings for the quarter ended March 31, 2003 (Items 9 and 12).

2.	On June 4, 2003 to file the press release issued by the Registrant recommending that its shareholders reject a “mini-tender” offer from TRC Capital (Item 5).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKER-HANNIFIN CORPORATION

By:	/S/ TIMOTHY K. PISTELL
Timothy K. Pistell Vice President—Finance and Administration and Chief Financial Officer

August 29, 2003

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

KLAUS-PETER MÜLLER, Director; CANDY M. OBOURN, Director;

HECTOR R. ORTINO, Director; ALLAN L. RAYFIELD, Director;

WOLFGANG R. SCHMITT, Director; DEBRA L. STARNES, Director; and

DENNIS W. SULLIVAN, Director.

Date: August 29, 2003

/S/ TIMOTHY K. PISTELL
Timothy K. Pistell, Vice President—Finance and Administration, Principal Financial Officer and Attorney-in-Fact

PARKER-HANNIFIN CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Reference
	Form 10-K Annual Report (Page)	Excerpt from Exhibit 13 (Page)

Data incorporated by reference from Exhibit 13:

Report of Independent Auditors	—	13-35

Consolidated Statement of Income for the years ended June 30, 2003, 2002 and 2001	—	13-10

Consolidated Statement of Comprehensive Income for the years ended June 30, 2003, 2002 and 2001	—	13-10

Consolidated Balance Sheet at June 30, 2003 and 2002	—	13-13

Consolidated Statement of Cash Flows for the years ended June 30, 2003, 2002 and 2001	—	13-14

Notes to Consolidated Financial Statements	—	13-15 to 13-34

Schedule:

II – Valuation and Qualifying Accounts	F-2	—

Individual financial statements and related applicable schedules for the Registrant (separately) have been omitted because the Registrant is primarily an operating company and its subsidiaries are considered to be totally-held.

F-1

PARKER-HANNIFIN CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2001, 2002 and 2003

(Dollars in Thousands)

Column A	Column B	Column C	Column D	Colum E
Description	Balance at Beginning OF Period	Additions Charged to Costs and Expenses	Other (Deductions)/ Additions (A)	Balance At End Of Period
Allowance for doubtful accounts:
Year ended June 30, 2001	$10,420	$4,104	$(3,414)	$11,110
Year ended June 30, 2002	11,110	6,500	(2,214)	15,396
Year ended June 30, 2003	$15,396	$4,257	$(4,349)	$15,304

(A)	Net balance of deductions due to uncollectible accounts charged off and additions due to acquisitions or recoveries.

F-2

Exhibit Index

Exhibit No.	Description of Exhibit

(3)	Articles of Incorporation and By-Laws:

(3)(a)	Amended Articles of Incorporation(A).

(3)(b)	Code of Regulations, as amended(B).

(4)	Instruments Defining Rights of Security Holders:

(4)(a)	Rights Agreement, dated January 31, 1997, between the Registrant and KeyBank National Association (“KeyBank”)(C), as amended by the First Addendum to Shareholder Protection Rights Agreement, dated April 21, 1997, between the Registrant and Wachovia Bank of North Carolina N.A. (“Wachovia”), as successor to KeyBank(D), and the Second Addendum to Shareholder Protection Rights Agreement, dated June 15, 1999, between the Registrant and National City Bank, as successor to Wachovia(D).

The Registrant is a party to other instruments, copies of which will be furnished to the Commission upon request, defining the rights of holders of its long-term debt identified in Note 9 of the Notes to Consolidated Financial Statements on pages 13-24 to 13-25 of Exhibit 13 hereto, which Note is incorporated herein by reference.

(10)	Material Contracts:

(10)(a)	Form of Change in Control Severance Agreement entered into by the Registrant and executive officers, as amended and restated.*

(10)(b)	Parker-Hannifin Corporation Change in Control Severance Plan, as amended(E).*

(10)(c)	Form of Indemnification Agreement entered into by the Registrant and its directors and executive officers.

(10)(d)	Exchange Agreement entered into as of May 11, 1999 between the Registrant and Duane E. Collins including an Executive Estate Protection Plan comprised of the Executive Estate Protection Agreement entered into by the Registrant, Duane E. Collins and The Duane E. Collins Irrevocable Trust dated 5/10/99 (the “Trust”), the Collateral Assignment between the Registrant and the Trust and the “as sold” illustration of an Executive Estate Protection Plan Insurance Policy(F).*

(10	)(e)	Exchange Agreement entered into as of February 22, 2000 between the Registrant and Daniel T. Garey including the Executive Estate Protection Agreement among the Registrant, Daniel T. Garey, and the Daniel T. Garey and Diane-Worthington Garey Irrevocable Trust dated December 22, 1999 (the “Trust”) and the Collateral Assignment between the Trust and the Registrant(G).*

(10	)(f)	Exchange Agreement entered into as of October 12, 2000 between the Registrant and Thomas A. Piraino, Jr. including an Executive Estate Protection Plan comprised of the Executive Estate Protection Agreement among the Registrant, Thomas A. Piraino, Jr., and the Thomas A. Piraino, Jr. and Barbara C. McWilliams Irrevocable Trust dated September 1, 2000 (the “Trust”) and the Collateral Assignment between the Trust and the Registrant(H).*

(10	(g)	Exchange Agreement entered into as of October 29, 1999 between the Registrant and Michael J. Hiemstra including an Executive Estate Protection Plan comprised of the Executive Estate Protection Agreement among the Registrant, Michael J. Hiemstra, and the Irrevocable Trust Creating Vested Trusts for Children of Michael J. Hiemstra dated August 16, 1999 (the “Trust”) and the Collateral Assignment between the Trust and the Registrant(I).*

(10	)(h)	Cancellation Agreement dated November 1, 2002 between the Registrant, Michael J. Hiemstra and the Irrevocable Trust Creating Vested Trusts for Children of M. J. Hiemstra dated August 16, 1999(J).*

(10	)(i)	Form of Executive Life Insurance Agreement entered into by the Registrant and certain executives (including executive officers), as restated(K).*

(10	)(j)	Parker-Hannifin Corporation Supplemental Executive Retirement Benefits Program (August 15, 1996 Restatement)(L).*

(10	)(k)	Amendment to the Parker-Hannifin Corporation Supplemental Executive Retirement Benefits Program.*

(10	)(l)	Parker-Hannifin Corporation 1993 Stock Incentive Program, as amended(M).*

(10	)(m)	Parker-Hannifin Corporation 2003 Target Incentive Bonus Plan Description (N).*

(10	)(n)	Parker-Hannifin Corporation 2001-02-03 Long Term Incentive Plan Description(O).*

(10	)(o)	Parker-Hannifin Corporation 2002-03-04 Long Term Incentive Plan Description(P).*

(10	)(p)	Parker-Hannifin Corporation 2003-04-05 Long Term Incentive Plan Description(Q).*

(10	)(q)	Parker-Hannifin Corporation Savings Restoration Plan, as restated(R).*

(10	)(r)	Parker-Hannifin Corporation Pension Restoration Plan, as amended and restated(S).*

(10	)(s)	Parker-Hannifin Corporation Executive Deferral Plan, as restated(T).*

(10	)(t)	Parker-Hannifin Corporation Volume Incentive Plan, as amended(U).*

(10	)(u)	Parker-Hannifin Corporation Non-Employee Directors’ Stock Plan, as amended(V).*

(10	)(v)	Parker-Hannifin Corporation Non-Employee Directors Stock Option Plan(W).*

(10	)(w)	Parker-Hannifin Corporation Deferred Compensation Plan for Directors, as amended and restated(X).*

(10	)(x)	Parker-Hannifin Corporation Stock Option Deferral Plan(Y).*

(11)		Computation of Common Shares Outstanding and Earnings Per Share is incorporated by reference to Note 5 of the Notes to Consolidated Financial Statements on page 13-22 of Exhibit 13 hereto.

(12)		Computation of Ratio of Earnings to Fixed Charges as of June 30, 2003.

(13)		Excerpts from Annual Report to Shareholders for the fiscal year ended June 30, 2003 which are incorporated herein by reference thereto.

(21)		List of subsidiaries of the Registrant.

(23)		Consent of Independent Auditors.

(24)		Power of Attorney.

(31	)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

(31	)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

(32)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*Management contracts or compensatory plans or arrangements.

(A)	Incorporated by reference to Exhibit 3 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-4982).

(B)	Incorporated by reference to Exhibit 3(b) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

(C)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed with the Commission on February 4, 1997 (Commission File No. 1-4982).

(D)	Incorporated by reference to Exhibit 4(a) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 1999 (Commission File No. 1-4982).

(E)	Incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

(F)	Incorporated by reference to Exhibit 10(d) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 1999 (Commission File No. 1-4982).

(G)	Incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2000 (Commission File No. 1-4982).

(H)	Incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2000 (Commission File No. 1-4982).

(I)	Incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 1999 (Commission File No. 1-4982).

(J)	Incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2002 (Commission File No. 1-4982).

(K)	Incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-4982).

(L)	Incorporated by reference to Exhibit 10(i) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

(M)	Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-4982).

(N)	Incorporated by reference to Exhibit 10(m) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission File No. 1-4982).

(O)	Incorporated by reference to Exhibit 10(p) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-4982).

(P)	Incorporated by reference to Exhibit 10(q) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

(Q)	Incorporated by reference to Exhibit 10(q) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission File No. 1-4982).

(R)	Incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-4982).

(S)	Incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1999 (Commission File No. 1-4982).

(T)	Incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-4982).

(U)	Incorporated by reference to Exhibit 10(t) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-4982).

(V)	Incorporated by reference to Exhibit 10(v) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

(W)	Incorporated by reference to Exhibit 10(w) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

(X)	Incorporated by reference to Exhibit 10(x) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

(Y)	Incorporated by reference to Exhibit 10(u) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 1-4982).

Shareholders may request a copy of any of the exhibits to this Annual Report on Form 10-K by writing to the Secretary, Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141.