Form 10-Q
period 2003-09-30
PARKER HANNIFIN CORP
filed 2003-10-31
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Number of Common Shares outstanding at September 30, 2003 118,572,896

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Net sales	$1,586,918	$1,585,904
Cost of sales	1,298,776	1,299,890

Gross profit	288,142	286,014
Selling, general and administrative expenses	180,204	176,255
Interest expense	21,780	19,694
Interest and other expense (income), net	1,545	(1,626)

Income before income taxes	84,613	91,691
Income taxes	27,922	30,716

Net income	$56,691	$60,975

Earnings per share – basic	$.48	$.52
Earnings per share – diluted	$.48	$.52
Cash dividends per common share	$.19	$.18

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

(Unaudited)

	September 30, 2003	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$205,409	$245,850
Accounts receivable, net	967,866	1,002,060
Inventories:
Finished products	502,063	475,057
Work in process	370,731	399,574
Raw materials	118,512	122,536

	991,306	997,167
Prepaid expenses	38,876	51,949
Deferred income taxes	102,498	99,781

Total current assets	2,305,955	2,396,807
Plant and equipment	3,566,281	3,536,783
Less accumulated depreciation	1,933,718	1,879,358

	1,632,563	1,657,425
Goodwill	1,113,603	1,108,610
Intangible assets, net	57,765	59,444
Other assets	772,706	763,347

Total assets	$5,882,592	$5,985,633

LIABILITIES
Current liabilities:
Notes payable	$289,041	$424,235
Accounts payable, trade	415,380	437,103
Accrued liabilities	466,453	497,295
Accrued domestic and foreign taxes	85,489	65,094

Total current liabilities	1,256,363	1,423,727
Long-term debt	956,356	966,332
Pensions and other postretirement benefits	922,768	920,420
Deferred income taxes	16,975	20,780
Other liabilities	142,269	133,463

Total liabilities	3,294,731	3,464,722

SHAREHOLDERS’ EQUITY
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 118,682,516 shares at September 30 and 118,285,736 shares at June 30	59,341	59,143
Additional capital	402,163	389,021
Retained earnings	2,618,828	2,584,268
Unearned compensation related to guarantee of ESOP debt	(57,662)	(63,418)
Deferred compensation related to stock options	2,347	2,347
Accumulated other comprehensive (loss)	(433,015)	(445,982)

	2,592,002	2,525,379
Less treasury shares, at cost:
109,620 shares at September 30 and 120,637 shares at June 30	(4,141)	(4,468)

Total shareholders’ equity	2,587,861	2,520,911

Total liabilities and shareholders’ equity	$5,882,592	$5,985,633

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,691	$60,975
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	60,916	60,902
Amortization	2,463	3,171
Deferred income taxes	(6,285)	11,726
Foreign currency transaction (gain) loss	(216)	3,757
Loss on sale of plant and equipment	1,010	82
Changes in assets and liabilities:
Accounts receivable	39,016	55,260
Inventories	10,511	1,373
Prepaid expenses	12,990	3,879
Other assets	(6,067)	23,554
Accounts payable, trade	(23,058)	(29,811)
Accrued payrolls and other compensation	(35,169)	(35,900)
Accrued domestic and foreign taxes	16,170	11,266
Other accrued liabilities	4,965	(7,949)
Pensions and other postretirement benefits	734	(5,978)
Other liabilities	9,361	(11,154)

Net cash provided by operating activities	144,032	145,153

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less acquired cash of $8 in 2002)		(1,987)
Capital expenditures	(36,799)	(38,614)
Proceeds from sale of plant and equipment	4,148	2,216
Other	1,074	2,717

Net cash (used in) investing activities	(31,577)	(35,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common share activity	13,668	845
Payments of notes payable, net	(4,627)	(89,639)
Proceeds from long-term borrowings	167	10
Payments of long-term borrowings	(141,187)	(585)
Dividends	(22,131)	(20,842)

Net cash (used in) financing activities	(154,110)	(110,211)
Effect of exchange rate changes on cash	1,214	72

Net decrease in cash and cash equivalents	(40,441)	(654)
Cash and cash equivalents at beginning of year	245,850	46,384

Cash and cash equivalents at end of period	$205,409	$45,730

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

BUSINESS SEGMENT INFORMATION BY INDUSTRY

(Dollars in thousands)

(Unaudited)

The Company operates in two principal business segments: Industrial and Aerospace. The Industrial Segment is the largest and includes a significant portion of International operations.

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

The Company also reports a Climate & Industrial Controls Segment and an Other Segment. The Climate & Industrial Controls Segment consists of several business units which manufacture motion-control systems and components for use primarily in the refrigeration and air conditioning and transportion industries. The Other Segment consists of a business unit which designs and manufactures custom-engineered buildings and a business unit which develops and manufactures chemical car care and industrial products.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Business Segment Results by Industry

	Three Months Ended September 30,
	2003	2002
Net sales
Industrial:
North America	$685,341	$727,577
International	422,058	365,659
Aerospace	266,833	277,321
Climate & Industrial Controls	155,950	164,738
Other	56,736	50,609

Total	$1,586,918	$1,585,904

Segment operating income
Industrial:
North America	$46,607	$51,045
International	31,299	26,646
Aerospace	33,955	42,533
Climate & Industrial Controls	17,514	15,012
Other	5,734	3,832

Total segment operating income	135,109	139,068
Corporate general and administrative expenses	22,962	20,098

Income before interest expense and other	112,147	118,970
Interest expense	21,780	19,694
Other expense	5,754	7,585

Income before income taxes	$84,613	$91,691

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1.	Management representation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, the results of operations for the three months ended September 30, 2003 and 2002 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2003 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

2.	Adoption of new accounting pronouncements

Effective July 1, 2003 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The implementation of these accounting pronouncements did not have a material effect on the Company’s results of operations, financial position or cash flows.

3.	Stock Incentive Plans

The Company continues to apply the intrinsic-value based method to account for stock options and makes no charges against earnings with respect to options granted. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended September 30,
	2003	2002
Net income, as reported	$56,691	$60,975
Add: Stock-based employee compensation expense included in reported net income, net of tax	1,141	(355)
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax	5,767	4,122

Pro forma net income	$52,065	$56,498

Earnings per share:
Basic – as reported	$.48	$.52
Basic – pro forma	$.44	$.48
Diluted – as reported	$.48	$.52
Diluted – pro forma	$.44	$.48

4.	Product warranty

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of September 30, 2003 and June 30, 2003 is immaterial to the financial position of the Company and the change in the accrual for the current quarter is immaterial to the Company’s results of operations and cash flows.

5.	Earnings per share

The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2003 and 2002.

	Three Months Ended September 30,
	2003	2002
Numerator:
Net income applicable to common shares	$56,691	$60,975
Denominator:
Basic – weighted average common shares	116,903,693	116,232,630
Increase in weighted average from dilutive effect of exercise of stock options	866,050	375,105

Diluted – weighted average common shares, assuming exercise of stock options	117,769,743	116,607,735

Basic earnings per share	$.48	$.52
Diluted earnings per share	$.48	$.52

At September 30, 2003 and 2002, 1,143,510 and 4,050,054 common shares, respectively, subject to stock options were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

6.	Stock repurchase program

The Board of Directors has approved a program to repurchase the Company’s common stock on the open market, at prevailing prices. The repurchase is primarily funded from operating cash flows and the shares are initially held as treasury stock. The Company did not purchase any shares of its common stock during the three-month period ended September 30, 2003.

7.	Comprehensive income

The Company’s items of other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains (losses) on marketable securities. Comprehensive income for the three months ended September 30, 2003 and 2002 was as follows:

	Three Months Ended September 30,
	2003	2002
Net income	$56,691	$60,975
Foreign currency translation adjustments	12,450	(17,916)
Unrealized gain on marketable securities (net of taxes of $312 in 2003 and $85 in 2002)	517	140

Comprehensive income	$69,658	$43,199

8.	Business realignment charges

During the first quarter of fiscal 2004, the Company recorded a $6,940 charge ($4,650 after-tax or $.04 per share) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily related to severance costs attributable to 525 employees in the Industrial Segment. The majority of the severance payments have been made with the remaining payments expected to be made by June 30, 2004. The business realignment costs are presented in the Consolidated Statement of Income for the three months ended September 30, 2003 as follows: $6,815 in Cost of sales and $125 in Selling, general and administrative expenses.

During the first quarter of fiscal 2003, the Company recorded a $2,394 charge ($1,699 after-tax or $.01 per share) for the costs of appropriately structuring its businesses to operate in their then current economic environment. The charge primarily related to severance costs attributable to 123 employees in the Industrial Segment. All severance payments have been made. The business realignment costs are presented in the Consolidated Statement of Income for the three months ended September 30, 2002 as follows: $1,539 in Cost of sales and $855 in Selling, general and administrative expenses.

9.	Goodwill and intangible assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2003 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Other Segment	Total
Balance June 30, 2003	$841,296	$76,255	$95,582	$95,477	$1,108,610
Foreign currency translation	4,079	164	430	928	5,601
Goodwill adjustments	(608)				(608)

Balance September 30, 2003	$844,767	$76,419	$96,012	$96,405	$1,113,603

“Goodwill adjustments” primarily represent final adjustments to the purchase price allocation for acquisitions completed within the last twelve months.

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2003		June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$26,426	$12,737	$26,472	$12,264
Trademarks	21,203	1,972	21,159	1,702
Engineering drawings and other	32,151	7,306	32,112	6,333

Total	$79,780	$22,015	$79,743	$20,299

Total intangible amortization expense for the three months ended September 30, 2003 was $1,432. The estimated amortization expense for the five years ending June 30, 2004 through 2008 is $6,738, $6,259, $5,770, $4,733 and $3,179, respectively.

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2002

CONSOLIDATED STATEMENT OF INCOME

Net sales for the first quarter of fiscal 2004 were $1,586.9 million, a slight increase over prior-year first quarter sales of $1,585.9 million. Lower unit volume across most businesses was offset by the favorable effect of currency-rate changes.

Income from operations in the current quarter was $107.9 million, a 1.7 percent decrease over the prior-year quarter income from operations of $109.8 million. As a percent of sales, current-year operating income decreased to 6.8 percent from 6.9 percent in the prior year. Cost of sales, as a percent of sales, decreased slightly to 81.8 percent from 82.0 percent. Included in current-year and prior-year income from operations was $6.9 million and $2.4 million, respectively, in business realignment charges (see Note 8 on page 8 for further discussion). The increase in margins reflects operating efficiencies experienced in the Industrial and Climate & Industrial Controls Segments partially offset by lower volume in the Aerospace Segment. Selling, general and administrative expenses, as a percent of sales, were 11.4 percent compared to 11.1 percent in the prior year. The increase in selling, general and administrative expenses is primarily due to higher expenses related to employee health and welfare plans.

Interest expense for the current-year quarter increased 10.6 percent due primarily to higher weighted-average interest rates and expenses associated with renewing the Company’s revolving credit agreement.

Interest and other expense (income), net includes gains and losses related to fixed asset disposals.

The effective tax rate decreased to 33.0 percent for the current-year quarter, compared to 33.5 percent in the prior-year quarter.

Net income for the quarter was $56.7 million compared to $61.0 million in the prior year. Net income decreased to 3.6 percent of sales compared to 3.8 percent in the prior-year. Net income in the current year quarter was adversely affected by an additional expense of approximately $6.2 million related to domestic qualified defined benefit plans, resulting primarily from a lower market value of plan assets and changes in actuarial assumptions regarding the discount rate and long-term rate of return on plan assets.

Backlog increased to $1.82 billion at September 30, 2003 compared to $1.81 billion in the prior year and $1.80 billion at June 30, 2003. The increase in backlog reflects an increase in order rates in the military-related businesses in the Aerospace and Industrial Segments.

RESULTS BY BUSINESS SEGMENT

INDUSTRIAL – Net sales of the Industrial Segment increased 1.3 percent to $1,107.4 million compared to $1,093.2 million in the first quarter of fiscal 2003. Industrial North American sales decreased 5.8 percent and Industrial International sales increased 15.4 percent. Currency rate changes accounted for approximately 80 percent of the Industrial International sales increase. The decrease in Industrial North American sales reflects lower end-user demand experienced across most of the Industrial North American markets, particularly in the semi-conductor manufacturing, agriculture, heavy-duty truck and mobile equipment markets. The increase in International Industrial sales is attributed to higher volume across most markets in Latin America and the Asia Pacific region while sales in Europe were flat.

Operating income for the Industrial Segment increased slightly to $77.9 million compared to $77.7 million in the prior year with Industrial North American operating income decreasing 8.7 percent and Industrial International operating income increasing 17.5 percent. Industrial North American operating income, as a percent of sales, declined to 6.8 percent from 7.0 percent in the prior year. Industrial International operating income, as a percent of sales, increased to 7.4 percent from 7.3 percent in the prior year. The decrease in Industrial North American margins is primarily due to the lower sales volume as well as the higher business realignment charges recorded during the current-year quarter partially offset by benefits realized from the Company’s financial performance initiatives and benefits from past business realignment actions. The increase in Industrial International margins is due to the higher sales volume and benefits from past business realignment actions, including expanded production in low-cost countries.

Included in Industrial North American current-year and prior-year operating income was $3.7 million and $0.6 million, respectively, of business realignment charges and included in Industrial International current-year and prior-year operating income was $3.0 million and $1.1 million, respectively, of business realignment charges. These charges were made as a result of actions the Company took to appropriately structure the Industrial operations to operate in their current economic environment and primarily consisted of severance costs.

Industrial Segment backlog was $655.4 million at September 30, 2003, compared to $639.1 million a year ago and $638.8 million at June 30, 2003. The increase in backlog is primarily due to higher order rates in certain Industrial North American operations that provide products to the military market.

The Company is not anticipating any discernable change in the economic conditions in the markets served by the Industrial Segment for the remainder of fiscal year 2004. Sales volume is expected to be nominally higher than the same periods of fiscal 2003 and operating income is expected to improve as a result of the Company’s financial performance initiatives and improvements stemming from recent business realignment actions. The Company expects to continue to take the actions necessary to structure appropriately the Industrial Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2004.

AEROSPACE – Net sales of the Aerospace Segment decreased 3.8 percent to $266.8 million compared to $277.3 million in the prior year. Operating income decreased 20.2 percent to $34.0 million compared to $42.5 million in the prior year. The decrease in sales is primarily due to a decline in both commercial original equipment manufacturer (OEM) and aftermarket volume as well as the absence of sales from a product line divested in June 2003, partially offset by an increase in military volume. The lower margins were primarily due to product mix as well as the overall lower sales volume, resulting in lower capacity utilization.

Backlog for the Aerospace Segment was $1,018.0 million at September 30, 2003 compared to $1,019.2 million a year ago and $1,005.9 million at June 30, 2003. The relatively flat backlog level is due to higher order rates in the military market being offset by lower order rates in the commercial market. For the remainder of the year, the Company expects the downward trend in commercial order rates to continue and expects order rates in the military market to remain at their current level.

CLIMATE & INDUSTRIAL CONTROLS – The Climate & Industrial Controls Segment consists of several business units which produce motion-control systems and components for use in the refrigeration and air conditioning and transportation industries. These businesses were previously included in the Other Segment. All prior year amounts have been reclassified to conform to the current year presentation.

Net sales of the Climate & Industrial Controls Segment decreased 5.3 percent to $155.9 million compared to $164.7 million in the prior year. Operating income increased 16.7 percent to $17.5 million compared to $15.0 million in the prior year. Operating income, as a percent of sales, was 11.2 percent compared to 9.1 percent a year ago. The decrease in sales is primarily due to lower end-user demand in the automotive and residential air conditioning markets. The increase in margins is primarily due to benefits realized from the Company’s financial performance initiatives as well as the movement of certain manufacturing operations to low-cost countries.

Backlog for the Climate & Industrial Controls Segment was $104.8 million at September 30, 2003 compared to $114.2 million a year ago and $117.3 million at June 30, 2003. The lower backlog reflects the decrease in order rates in both the automotive and residential air conditioning markets. For the remainder of fiscal 2004, business conditions in the Climate & Industrial Controls Segment are expected to be the same as those experienced in the first quarter of fiscal 2004.

OTHER – The Other Segment consists of a business unit which designs and manufactures custom-engineered buildings and a business unit which develops and manufactures chemical car care and industrial products.

Net sales of the Other Segment for the current-year quarter were $56.7 million compared to $50.6 million in the prior year. Operating income was $5.7 million in the current-year quarter compared to $3.8 million in the prior year. Operating income, as a percent of sales, was 10.1 percent in the current-year quarter compared to 7.6 percent in the prior year. Currency rate changes accounted for all of the sales increase. The increased margins resulted from the benefit of business realignment actions taken in prior periods. Backlog for the Other Segment was $40.9 million at September 30, 2003 compared to $37.7 million a year ago and $41.0 million at June 30, 2003.

Corporate general and administrative expenses increased to $23.0 million for fiscal 2003 compared to $20.1 million in the prior year. As a percent of sales, corporate general and administrative expenses for the current-year quarter increased slightly to 1.4 percent compared to 1.3 percent in the prior year.

Included in Other expense (in the Business Segment Results by Industry) in fiscal 2004 are currency transaction losses of $1.5 million compared to $4.7 million in fiscal 2003.

BALANCE SHEET

Working capital increased to $1,049.6 million at September 30, 2003 from $973.1 million at June 30, 2003, with the ratio of current assets to current liabilities increasing to 1.84:1 from 1.68:1. The working capital increase was primarily due to a decrease in Notes payable and Accrued liabilities, partially offset by a decrease in Cash and cash equivalents and Accounts receivable.

Accounts receivable decreased to $967.9 million at September 30, 2003 from $1,002.1 million at June 30, 2003, primarily due to lower sales throughout all Segments during the current-year quarter. Days sales outstanding increased slightly during the quarter. Inventories decreased $5.9 million since June 30, 2003, with days supply increasing to 84 days from 82 days at June 30, 2003.

Plant and equipment, net of accumulated depreciation, decreased $24.9 million since June 30, 2003 primarily as a result of depreciation exceeding capital expenditures.

Goodwill increased $5.0 million since June 30, 2003 primarily as a result of the effect of foreign currency rate changes.

Accounts payable, trade decreased to $415.4 million at September 30, 2003 from $437.1 million at June 30, 2003, with the reduction occurring consistently throughout all Segments.

Accrued liabilities decreased $30.8 million since June 30, 2003 primarily as a result of lower incentive compensation accruals.

Due to the weakening of the dollar, foreign currency translation adjustments resulted in an increase in net assets of $12.5 million during the first quarter of fiscal 2004. The translation adjustments primarily affected Accounts receivable, Inventories, Plant and equipment, Goodwill, Long-term debt and Accrued domestic and foreign taxes.

STATEMENT OF CASH FLOWS

Cash and cash equivalents decreased $40.4 million for the first three months of fiscal 2004 after decreasing $0.7 million during the same period of fiscal 2003.

Net cash provided by operating activities was $144.0 million for the three months ended September 30, 2003 compared to $145.2 million for the same three months of 2002. The change in net cash provided by operating activities in fiscal 2004 is primarily due to an increase in working capital, mostly offset by a decrease in deferred income taxes.

Net cash used in investing activities was $31.6 million for the first three months of fiscal 2004 compared to $35.7 million for fiscal 2003. The decrease in the amount of cash used in investing activities in fiscal 2004 is attributable to a reduction in acquisition activity and capital expenditures.

Net cash used in financing activities was $154.1 million in fiscal 2004 compared to $110.2 million in fiscal 2003. In fiscal 2004 the Company decreased its outstanding borrowings by a net total of $145.6 million compared to a decrease of $90.2 million in fiscal 2003.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of 34 to 37 percent. The debt to debt-equity ratio at September 30, 2003 decreased to 32.5 percent compared to 35.6 percent as of June 30, 2003.

FORWARD-LOOKING STATEMENTS

Forward-looking statements contained in this Report on Form 10-Q and other written reports and oral statements are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. All statements regarding future performance, earnings projections, events or developments are forward-looking statements. It is possible that the future performance and earnings projections of the Company may differ materially from current expectations, depending on economic conditions within both its industrial and aerospace markets, and the Company’s ability to achieve anticipated benefits associated with announced realignment activities, strategic initiatives to improve operating margins and growth initiatives. A change in the economic conditions in individual markets may have a particularly volatile effect on segment performance. Among other factors which may affect future performance are:

•	changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments,

•	uncertainties surrounding timing, successful completion or integration of acquisitions,

•	threats associated with and efforts to combat terrorism,

•	competitive market conditions and resulting effects on sales and pricing,

•	increases in raw material costs that cannot be recovered in product pricing, and

•	global economic factors, including currency exchange rates, difficulties entering new markets and general economic conditions such as interest rates.

The Company undertakes no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company enters into forward exchange contracts, costless collar contracts and cross-currency swap agreements to reduce its exposure to fluctuations in related foreign currencies. These contracts are with major financial institutions and the risk of loss is considered remote. The Company does not hold or issue derivative financial instruments for trading purposes. In addition, the Company’s foreign locations, in the ordinary course of business, enter into financial guarantees through financial institutions, which enable customers to be reimbursed in the event of nonperformance by the Company. The total carrying and fair value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations.

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates. In addition, the Company has entered into an interest rate swap agreement for a $200 million notional principal amount. The agreement is with a major financial institution and the risk of loss is considered remote. The carrying value and fair value of the swap agreement is not material to the Company’s financial position, liquidity or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the first quarter of fiscal 2004. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

PARKER-HANNIFIN CORPORATION

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a) The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit 10	(a)	Description of the Parker-Hannifin Corporation 2004 Target Incentive Bonus Plan.

Exhibit 10	(b)	Description of the Parker-Hannifin Corporation Amended 2002-03-04 Long Term Incentive Plan.

Exhibit 10	(c)	Description of the Parker-Hannifin Corporation Amended 2003-04-05 Long Term Incentive Plan.

Exhibit 10	(d)	Description of the Parker-Hannifin Corporation 2004-05-06 Long Term Incentive Plan.

Exhibit 31	(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31	(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(b) The Registrant furnished a report on Form 8-K on July 29, 2003 to furnish under Items 9 and 12 the press release issued and Webcast presented by the Registrant announcing earnings for the fiscal quarter and year ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Timothy K. Pistell

Timothy K. Pistell Vice President – Finance and Administration and Chief Financial Officer

Date: October 31, 2003

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10(a)	Description of the Parker-Hannifin Corporation 2004 Target Incentive Bonus Plan.

10(b)	Description of the Parker-Hannifin Corporation Amended 2002-03-04 Long Term Incentive Plan.

10(c)	Description of the Parker-Hannifin Corporation Amended 2003-04-05 Long Term Incentive Plan.

10(d)	Description of the Parker-Hannifin Corporation 2004-05-06 Long Term Incentive Plan.

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.