Form 10-Q
period 2003-12-31
PARKER HANNIFIN CORP
filed 2004-01-30
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes ☒ No ☐

Number of Common Shares outstanding at December 31, 2003 119,239,854

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net sales	$1,621,021	$1,517,201	$3,207,939	$3,103,105
Cost of sales	1,331,644	1,258,827	2,630,420	2,558,717

Gross profit	289,377	258,374	577,519	544,388
Selling, general and administrative expenses	190,090	177,142	370,294	353,397
Interest expense	17,342	19,356	39,122	39,050
Interest and other expense, net	574	3,830	2,119	2,204

Income before income taxes	81,371	58,046	165,984	149,737
Income taxes	25,600	20,494	53,522	51,210

Net income	$55,771	$37,552	$112,462	$98,527

Earnings per share - Basic	$.47	$.33	$.96	$.85
Earnings per share - Diluted	$.47	$.32	$.95	$.84
Cash dividends per common share	$.19	$.18	$.38	$.36

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

(Unaudited)

	December 31, 2003	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$138,047	$245,850
Accounts receivable, net	926,393	1,002,060
Inventories:
Finished products	506,442	475,057
Work in process	372,448	399,574
Raw materials	120,889	122,536

	999,779	997,167
Prepaid expenses	39,603	51,949
Deferred income taxes	103,106	99,781

Total current assets	2,206,928	2,396,807
Plant and equipment	3,648,758	3,536,783
Less accumulated depreciation	2,015,994	1,879,358

	1,632,764	1,657,425
Goodwill	1,140,104	1,108,610
Intangible assets, net	60,561	59,444
Other assets	759,138	763,347

Total assets	$5,799,495	$5,985,633

LIABILITIES
Current liabilities:
Notes payable	$36,142	$424,235
Accounts payable, trade	444,076	437,103
Accrued liabilities	447,744	497,295
Accrued domestic and foreign taxes	88,003	65,094

Total current liabilities	1,015,965	1,423,727
Long-term debt	975,235	966,332
Pensions and other postretirement benefits	937,697	920,420
Deferred income taxes	15,152	20,780
Other liabilities	151,173	133,463

Total liabilities	3,095,222	3,464,722
SHAREHOLDERS’ EQUITY
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 119,348,737 shares at December 31 and 118,285,736 shares at June 30	59,674	59,143
Additional capital	420,686	389,021
Retained earnings	2,652,294	2,584,268
Unearned compensation related to guarantee of ESOP debt	(57,662)	(63,418)
Deferred compensation related to stock options	2,347	2,347
Accumulated other comprehensive (loss)	(368,953)	(445,982)

	2,708,386	2,525,379
Less treasury shares, at cost:
108,883 shares at December 31 and 120,637 shares at June 30	(4,113)	(4,468)

Total shareholders’ equity	2,704,273	2,520,911

Total liabilities and shareholders’ equity	$5,799,495	$5,985,633

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112,462	$98,527
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	123,199	122,822
Amortization	4,465	7,005
Deferred income taxes	(4,384)	5,867
Foreign currency transaction (gain) loss	(941)	3,480
Loss on sale of plant and equipment	1,464	2,117
Changes in assets and liabilities:
Accounts receivable, net	110,715	124,103
Inventories	29,616	8,323
Prepaid expenses	13,237	8,352
Other assets	16,822	26,884
Accounts payable, trade	(5,033)	(79,875)
Accrued payrolls and other compensation	(43,195)	(40,231)
Accrued domestic and foreign taxes	17,185	14,248
Other accrued liabilities	(13,991)	(23,727)
Pensions and other postretirement benefits	3,798	(1,576)
Other liabilities	12,738	(15,870)

Net cash provided by operating activities	378,157	260,449
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $8 in 2002)	(6,877)	(1,999)
Capital expenditures	(70,736)	(79,053)
Proceeds from sale of plant and equipment	7,383	8,129
Other	3,635	2,273

Net cash (used in) investing activities	(66,595)	(70,650)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common share activity	32,551	2,222
Payments of notes payable, net	(6,874)	(160,350)
Proceeds from long-term borrowings	8,259	1,755
Payments of long-term borrowings	(410,349)	(4,049)
Dividends	(44,437)	(41,696)

Net cash (used in) financing activities	(420,850)	(202,118)
Effect of exchange rate changes on cash	1,485	1,300

Net (decrease) in cash and cash equivalents	(107,803)	(11,019)
Cash and cash equivalents at beginning of year	245,850	46,384

Cash and cash equivalents at end of period	$138,047	$35,365

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

Certain prior period amounts have been reclassified to conform to the current year presentation.

Business Segment Results by Industry

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net sales
Industrial:
North America	$703,071	$669,905	$1,388,412	$1,397,482
International	441,605	373,921	863,663	739,580
Aerospace	271,973	275,400	538,806	552,721
Climate & Industrial Controls	144,697	144,403	300,647	309,141
Other	59,675	53,572	116,411	104,181

Total	$1,621,021	$1,517,201	$3,207,939	$3,103,105

Segment operating income
Industrial:
North America	$52,869	$27,423	$99,476	$78,468
International	29,602	22,321	60,901	48,967
Aerospace	30,823	42,651	64,778	85,184
Climate & Industrial Controls	10,459	9,965	27,973	24,977
Other	4,162	2,480	9,896	6,312

Total segment operating income	127,915	104,840	263,024	243,908
Corporate general and administrative expenses	25,164	19,395	48,126	39,493

Income before interest expense and other	102,751	85,445	214,898	204,415
Interest expense	17,342	19,356	39,122	39,050
Other expense	4,038	8,043	9,792	15,628

Income before income taxes	$81,371	$58,046	$165,984	$149,737

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1.	Management representation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2003, the results of operations for the three and six months ended December 31, 2003 and 2002 and cash flows for the six months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2003 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

2.	Stock Incentive Plans

The Company applies the intrinsic-value based method to account for stock options and makes no charges against earnings with respect to options granted. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income, as reported	$55,771	$37,552	$112,462	$98,527
Add: Stock-based employee compensation expense included in reported net income, net of tax	1,897	618	3,038	263
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax	6,931	5,475	12,698	9,596

Pro forma net income	$50,737	$32,695	$102,802	$89,194

Earnings per share:
Basic – as reported	$.47	$.33	$.96	$.85
Basic – pro forma	$.43	$.28	$.88	$.77
Diluted – as reported	$.47	$.32	$.95	$.84
Diluted – pro forma	$.43	$.28	$.87	$.76

3.	New accounting pronouncements

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

3.	New accounting pronouncements, continued

In December 2003 the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement requires revisions to employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of SFAS No. 87 and SFAS No. 106. The interim period disclosure requirements will be effective beginning in the Company’s third quarter of fiscal 2004 and the annual disclosure requirements will be effective for the fiscal year ended June 30, 2004.

In January 2004 the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1). FSP 106-1 permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Company has elected to defer accounting for any effect of the Act until specific authoritative accounting guidance is issued. Therefore, the amounts included in the financial statements related to the Company’s postretirement benefit plans do not reflect the effects of the Act. The effect of the Act is not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

4.	Product warranty

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of December 31, 2003 and June 30, 2003 is immaterial to the financial position of the Company and the change in the accrual for the current quarter and first six months of fiscal 2004 is immaterial to the Company’s results of operations and cash flows.

5.	Earnings per share

The following table presents a reconciliation of the denominator of basic and diluted earnings per share for the three and six months ended December 31, 2003 and 2002.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Numerator:
Net income	$55,771	$37,552	$112,462	$98,527
Denominator:
Basic—weighted average common shares	117,490,153	116,279,317	117,196,923	116,255,974
Increase in weighted average from dilutive effect of exercise of stock options	1,513,728	839,229	1,189,652	607,167

Diluted—weighted average common shares, assuming exercise of stock options	119,003,881	117,118,546	118,386,575	116,863,141

Basic earnings per share	$.47	$.33	$.96	$.85
Diluted earnings per share	$.47	$.32	$.95	$.84

5.	Earnings per share, continued

For the three months ended December 31, 2003 and 2002, 22,959 and 1,066,302 common shares subject to stock options, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended December 31, 2003 and 2002, 583,235 and 2,558,178 common shares subject to stock options, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

6.	Stock repurchase program

The Company has a program to repurchase the Company’s common shares on the open market, at prevailing prices. Repurchases are primarily funded from operating cash flows and the shares are initially held as treasury stock. The Company did not purchase any shares of its common stock during the three-month and six-month periods ended December 31, 2003.

7.	Comprehensive income

The Company’s items of other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains (losses) on marketable equity securities. Comprehensive income for the three and six months ended December 31, 2003 and 2002 was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income	$55,771	$37,552	$112,462	$98,527
Foreign currency translation adjustments	59,094	40,791	71,544	22,875
Realized (gains) on marketable equity securities	(1,011)		(1,011)
Unrealized gains (losses) on marketable equity securities	5,979	(1,070)	6,496	(930)

Comprehensive income	$119,833	$77,273	$189,491	$120,472

The unrealized gains (losses) on marketable equity securities are net of taxes of $3,603 and $3,915 for the three and six months ended December 31, 2003, respectively, and $645 and $560 for the three and six months ended December 31, 2002, respectively. The realized (gains) on marketable equity securities are net of taxes of $609 and are reflected in the Interest and other expense, net caption in the Consolidated Statement of Income.

8.	Charges related to business realignment and equity investment adjustment

During the second quarter of fiscal 2004, the Company recorded a $3,654 charge ($2,448 after-tax or $.02 per share) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily related to severance costs attributable to 200 employees in the Industrial Segment. A significant portion of the severance payments have been made with the remaining payments expected to be made by June 30, 2004. The business realignment costs are primarily presented in the Cost of sales caption in the Consolidated Statement of Income for the three months ended December 31, 2003.

8.	Charges related to business realignment and equity investment adjustment, continued

During the first six months of fiscal 2004, the Company recorded charges of $10,594 ($7,098 after-tax or $.06 per share) for business realignment costs primarily related to the Industrial Segment. The business realignment costs are presented in the Consolidated Statement of Income for the three and six months ended December 31, 2003 as follows: $3,563 and $10,378, respectively, in Cost of sales, and $91 and $216, respectively, in Selling, general and administrative expenses.

During the second quarter of fiscal 2003, the Company recorded a $5,057 charge ($3,363 after-tax or $.03 per share) for the costs to structure its businesses to operate in their then current economic environment. The charge primarily related to severance costs attributable to 288 people in the Industrial Segment. All severance payments have been made. In the second quarter of fiscal 2003, the Company also recorded a $2,246 charge ($2,246 after-tax or $.02 per share) related to an adjustment to fair market value of an equity investment in a publicly traded Japanese company with whom the Company has established an alliance.

During the first six months of fiscal 2003, the Company recorded charges of $7,132 ($4,743 after-tax or $.04 per share) for business realignment costs primarily related to the Industrial Segment. The business realignment costs and equity investment adjustment are presented in the Consolidated Statement of Income for the three and six months ended December 31, 2002 as follows: $4,692 and $6,231, respectively, in Cost of sales and $2,611 and $3,147, respectively, in Selling, general and administrative expenses.

9.	Goodwill and intangible assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2003 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Other Segment	Total
Balance June 30, 2003	$841,296	$76,255	$95,582	$95,477	$1,108,610
Acquisitions	1,540	1,256			2,796
Foreign currency translation	21,287	277	1,138	6,581	29,283
Goodwill adjustments	(607)			22	(585)

Balance December 31, 2003	$863,516	$77,788	$96,720	$102,080	$1,140,104

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

9.	Goodwill and intangible assets, continued

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	December 31, 2003		June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$29,026	$13,680	$26,472	$12,264
Trademarks	21,689	2,269	21,159	1,702
Engineering drawings and other	34,222	8,427	32,112	6,333

Total	$84,937	$24,376	$79,743	$20,299

Total intangible amortization expense for the six months ended December 31, 2003 was $2,960. The estimated amortization expense for the five years ending June 30, 2004 through 2008 is $7,079, $6,600, $6,111, $5,074 and $3,520, respectively.

10.	Acquisitions

On December 8, 2003 the Company announced the signing of a definitive agreement to acquire Denison International plc in a cash tender offer. The agreement provides for Denison shareholders to receive $24 in cash for each Denison ordinary share, including those represented by American Depositary Shares, and each Denison ‘A’ ordinary share. The transaction is subject to customary regulatory approvals and certain closing conditions and is expected to close during the Company’s third quarter of fiscal 2004.

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003

AND COMPARABLE PERIODS ENDED DECEMBER 31, 2002

OVERVIEW

The Company is a leading worldwide diversified manufacturer of motion control technologies and systems, providing precision engineered solutions for a wide variety of commercial, mobile, industrial and aerospace markets. The Company believes the leading economic indicators of these markets that have a strong correlation to the Company’s future order rates are the Institute of Supply Management (ISM) index of manufacturing activity with respect to commercial, mobile and industrial markets and aircraft miles flown and revenue passenger miles for aerospace markets. Currently, the ISM index is in the expansionary range while aircraft miles flown and revenue passenger miles are at depressed levels. The Company publishes its monthly order rates, which are highly indicative of the Company’s future revenues and thus a key metric for future performance. Industrial orders typically have up to a 12 week lead time while aerospace orders typically have a six to 12 month lead time.

The Company’s major opportunities for growth are threefold:

•	leverage the Company’s broad product line with customers desiring to consolidate their vendor base and outsource engineering,

•	expand the Company’s business presence in Asia, and

•	strategic acquisitions.

Acquisition opportunities remain available to the Company, as evidenced by its recent tender offer to purchase Denison International. Additional acquisitions will be pursued to the extent there is a strong strategic fit while maintaining the Company’s strong financial position.

Current challenges facing the Company include continuing efforts to improve operating margins despite the rising costs related to employee retirement and health care benefits, insurance, and, more recently, the costs of complying with the provisions of the Sarbanes-Oxley Act and other corporate governance measures. The Company has implemented a number of strategic financial performance initiatives relating to growth and margin improvement in order to meet these challenges including strategic procurement, strategic pricing, lean manufacturing and business realignments.

The financial condition of the Company remains strong as evidenced by the continued generation of substantial cash flows from operations, a debt to debt-equity ratio under 30 percent, ample borrowing capabilities, short-term credit ratings of A-1 by Standard & Poors, P-1 by Moody’s and F-1 by Fitch and long-term credit ratings of A (negative) by Standard & Poors, A2 (negative) by Moody’s and A (stable) by Fitch.

The discussion below is structured to provide a separate analysis of the Consolidated Statement of Income, Results by Segment, Balance Sheet and Statement of Cash Flows.

CONSOLIDATED STATEMENT OF INCOME

Net sales increased 6.8 percent for the current quarter and 3.4 percent for the first six months of fiscal 2004. The increase in sales for the current quarter was due to higher volume experienced in the North American Industrial operations and the effects of currency-rate changes. For the first six months of fiscal 2004, an increase in sales attributable to the effects of acquisitions and currency-rate changes was largely offset by lower volume experienced throughout most businesses and the absence of sales from a business divested in the prior year.

Income from operations (defined as gross profit less selling, general and administrative expenses) was $99.3 million for the current quarter and $207.2 million for the first six months of fiscal 2004, an increase of 22.2 percent from the prior-year quarter and an increase of 8.5 percent from the prior-year six months. As a percent of sales, income from operations for the current quarter was 6.1 percent compared to 5.4 percent in the prior-year quarter and was 6.5 percent for the first six months of fiscal 2004 compared to 6.2 percent for the prior-year six months. For the current quarter and first six months of the fiscal year, higher margins were earned in all Segments except Aerospace. Included in income from operations are business realignment charges of $3.7 million and $10.6 million for the current quarter and first six months of fiscal 2004, respectively, and business realignment charges and a reduction in an equity method investment of $7.3 million and $9.4 million for the prior-year quarter and first six months of fiscal 2003, respectively (see Note 8 to the Consolidated Financial Statements for further discussion).

Selling, general and administrative expenses, as a percent of sales, remained at 11.7 percent for the current quarter and increased to 11.5 percent from 11.4 percent for the first six months of fiscal 2004. The higher selling, general and administrative expenses for the first six months of fiscal 2004 were primarily due to an increase in expenses associated with employee benefit and performance-based compensation plans. Included in selling, general and administrative expenses are business realignment charges of $0.1 million and $0.2 million for the current quarter and first six months of fiscal 2004, respectively, and $2.6 million and $3.1 million for the prior-year quarter and first six months of fiscal 2003, respectively (see Note 8 to the Consolidated Financial Statements for further discussion).

Interest expense decreased 10.4 percent in the current quarter and declined slightly for the first six months of fiscal 2004 primarily due to lower weighted-average interest rates and lower average debt outstanding. Interest expense during the first six months of 2004 included expenses associated with renewing the Company’s revolving credit agreement.

Interest and other expense, net includes gains and losses related to fixed asset disposals.

The effective tax rate was 32.2 percent for the first six months of fiscal 2004 compared to 34.2 percent for the first six months of fiscal 2003. The Company is currently in the process of pursuing various tax planning initiatives, the completion of which may further lower the effective tax rate during the second half of fiscal 2004.

Net income increased 48.5 percent in the current quarter and 14.1 percent for the first six months of fiscal 2004, as compared to the prior year comparable periods. As a percent of sales, Net income increased to 3.4 percent from 2.5 percent for the current quarter and increased to 3.5 percent from 3.2 percent for the first six months of fiscal 2004. Net income in the current quarter and first six months of fiscal 2004 was adversely affected by an additional expense of approximately $6.2 million and $8.5 million, respectively, related to domestic qualified benefit plans, resulting primarily from a lower market value of plan assets and changes in actuarial assumptions regarding the discount rate and long-term rate of return on plan assets.

Backlog was $1.93 billion at December 31, 2003 compared to $1.85 billion in the prior year and $1.80 billion at June 30, 2003. The increase in backlog from the June 30, 2003 level reflects an increase in order rates in all Segments. The increase in backlog from the prior year reflects an increase in order rates in all Segments except Aerospace, where an increase in orders from military-related businesses was more than offset by lower order rates in the commercial businesses.

RESULTS BY BUSINESS SEGMENT

INDUSTRIAL - The Industrial Segment operations experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending December 31,
	Three months	Six months
Industrial North America – as reported	5.0%	(0.6)%
Acquisitions	0.8%	0.7%
Currency	0.7%	0.6%

Industrial North America – without acquisitions and currency	3.5%	(1.9)%

Industrial International – as reported	18.1%	16.8%
Acquisitions	0.8%	0.5%
Currency	16.2%	14.2%

Industrial International – without acquisitions and currency	1.1%	2.1%

Total Industrial Segment – as reported	9.7%	5.4%
Acquisitions	0.8%	0.6%
Currency	6.3%	5.3%

Total Industrial Segment – without acquisitions and currency	2.6%	(0.5)%

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

Excluding the effect of acquisitions and currency rate changes, Industrial North American sales for the second quarter reflect an increase in end-user demand in most markets, especially construction, machine tools and heavy-duty truck. The lower sales for the first six months of fiscal 2004 reflects the stagnant level of end-user demand experienced in virtually all markets earlier in the current fiscal year. Excluding the effects of acquisitions and currency rate changes, sales in the Industrial International businesses for the current quarter and first six months of fiscal 2004 increased as a result of higher demand across most businesses in the Asia Pacific region and Latin America, while European sales were lower for the current quarter and first six months.

Operating income for the Industrial segment increased 65.8 percent for the current quarter and 25.9 percent for the first six months of fiscal 2004. Industrial North American operating income increased 92.8 percent for the current quarter and 26.8 percent for the first six months of fiscal 2004, and Industrial International operating income increased 32.6 percent for the current quarter and 24.4 percent for the first six months of fiscal 2004. Industrial North American operating income, as a percent of sales, increased to 7.5 percent from 4.1 percent for the current quarter and increased to 7.2 percent from 5.6 percent for the first six months of fiscal 2004. Industrial International operating income, as a percent of sales, increased to 6.7 percent from 6.0 percent for the current quarter and increased to 7.1 percent from 6.6 percent for the first six months of fiscal 2004.

The increase in Industrial North American margins was primarily due to the higher sales volume experienced in the current quarter and operating efficiencies. The operating efficiencies reflect the benefits of past business realignment activities as well as the implementation of financial performance initiatives. The increase in Industrial International margins was due to the higher volume in the Asia Pacific region and Latin America, especially in higher margin businesses, while European margins were flat.

Included in Industrial North American operating income are business realignment charges of $2.6 million and $6.3 million in the current quarter and first six months of fiscal 2004, respectively, and $2.1 million and $3.0 million in the prior-year quarter and first six months of fiscal 2003, respectively. Included in Industrial International operating income are business realignment charges of $0.2 million and $3.3 million in the current quarter and first six months of fiscal 2004, respectively, and $2.2 million and $3.0 million in the prior-year quarter and first six months of fiscal 2003, respectively. The business realignment charges resulted from actions the Company took to structure the Industrial operations to operate in their evolving economic environment and primarily consisted of severance costs and costs relating to the consolidation of manufacturing product lines.

Total Industrial Segment backlog was $725.2 million at December 31, 2003, compared to $634.0 million a year ago and $638.8 million at June 30, 2003. The increase in backlog is primarily due to higher order rates within most markets in both the Industrial North American and Industrial International businesses.

During the second quarter of fiscal 2004, the Company began to see an improvement in business conditions in the markets in which the Industrial Segment operates as evidenced by higher sales volume and order rates, especially in the Industrial North American businesses. The Company remains cautiously optimistic that the recent market improvement will continue for the remainder of fiscal 2004. At the present time, the Company expects sales in the Industrial Segment to increase modestly year over year, with continued profitability improvements stemming from the increased sales volume as well as the Company’s financial performance initiatives and recent business realignment actions. The Company will continue to take the necessary actions to structure appropriately the Industrial Segment operations to operate in their evolving economic environment. Such actions may include the necessity to record additional business realignment charges in the second half of fiscal 2004.

AEROSPACE – Net sales of the Aerospace Segment decreased 1.2 percent for the current quarter and 2.5 percent for the first six months of fiscal 2004. The decrease in sales was primarily due to a decline in both commercial OEM and aftermarket volume and the absence of sales from a business divested in the prior year, partially offset by an increase in military volume. Operating income for the Aerospace Segment decreased 27.7 percent for the current quarter and 24.0 percent for the first six months of fiscal 2004. Operating income, as a percent of sales, declined to 11.3 percent from 15.5 percent for the current quarter and declined to 12.0 percent from 15.4 percent for the first six months of fiscal 2004. The lower margins were primarily due to lower sales in the commercial OEM and aftermarket businesses and higher costs associated with employee benefit plans and product liability insurance, partially offset by an increase in volume in military business.

Backlog for the Aerospace Segment was $1,034.8 million at December 31, 2003 compared to $1,061.7 million a year ago and $1,005.9 million at June 30, 2003. The relatively flat backlog level from both a year ago and June 30, 2003 reflects higher order rates in the military and defense market offset by a decline in order rates in commercial business (both original equipment manufacturer and aftermarket). For the remainder of fiscal 2004, the Company expects sales volume to remain at its current level. Near term operating margins are also expected to stabilize as the level of commercial aftermarket volume is expected to be weak.

CLIMATE & INDUSTRIAL CONTROLS (CIC) – The Climate & Industrial Controls Segment consists of several business units which produce motion-control systems and components for use in the refrigeration and air conditioning and transportation industries. These businesses were previously included in the Other Segment. All prior year amounts have been reclassified to conform to the current year presentation.

The Climate & Industrial Controls Segment experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending December 31,
	Three months	Six months
CIC Segment – as reported	0.2%	(2.8)%
Currency	2.7%	2.1%

CIC Segment – without currency	(2.5)%	(4.9)%

The above presentation reconciles the percentage changes in net sales of the Climate & Industrial Controls Segment reported in accordance with U.S. GAAP to percentage changes in net sales adjusted to remove the effects of currency exchange rates. The effects of currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in sales on a comparable basis from period to period.

Excluding the effects of currency-rate changes, the decline in net sales in the Climate & Industrial Controls Segment for the current quarter and first half of fiscal 2004 is primarily due to lower end-user demand in the refrigeration and air conditioning market. A decline in the demand in the automotive market contributed to the decline in sales for the first six months of fiscal 2004. Operating income for the Climate & Industrial Controls Segment increased 5.0 percent for the current quarter and 12.0 percent for the first six months of fiscal 2004. Operating income, as a percent of sales, increased to 7.2 percent from 6.9 percent for the current quarter and increased to 9.3 percent from 8.1 percent for the first six months of fiscal 2004. The increase in margins is primarily due to benefits realized from the Company’s financial performance initiatives including the movement of certain manufacturing operations to low-cost countries. For the remainder of fiscal 2004, sales and operating margins are expected to be down slightly from current levels.

Backlog for the Climate & Industrial Controls Segment was $125.0 million at December 31, 2003 compared to $122.6 million a year ago and $117.3 million at June 30, 2003.

OTHER – The Other Segment consists of a business unit which designs and manufactures custom-engineered buildings and a business unit which develops and manufactures chemical car care and industrial products.

The Other Segment operations experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending December 31,
	Three months	Six months
Other Segment – as reported	11.4%	11.7%
Currency	14.4%	13.1%

Other Segment – without currency	(3.0)%	(1.4)%

The above presentation reconciles the percentage changes in net sales of the Other Segment operations reported in accordance with U.S. GAAP to percentage changes in net sales adjusted to remove the effects of currency exchange rates. The effects of currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in sales on a comparable basis from period to period.

Excluding the effect of currency rate changes, the decline in sales for the current quarter and first six months of fiscal 2004 was primarily due to lower end-user demand. Operating income increased 67.8 percent for the current quarter and 56.8 percent for the first six months of fiscal 2004. Operating income, as a percent of sales, increased to 7.0 percent from 4.6 percent for the current quarter and increased to 8.5 percent from 6.1 percent for the first six months of fiscal 2004. The increase in margins in the current quarter and first six months of fiscal 2004 was primarily due to the benefits of business realignment actions taken in prior periods.

Backlog for the Other Segment was $45.2 million at December 31, 2003 compared to $36.3 million a year ago and $41.0 million at June 30, 2003. For the remainder of fiscal 2003, business conditions in the Other Segment are expected to be similar to the operations in the Industrial Segment.

Corporate general and administrative expenses increased to $25.2 million from $19.4 million for the current quarter and increased to $48.1 million from $39.5 million for the first six months of fiscal 2004. As a percent of sales, corporate general and administrative expenses increased to 1.6 percent from 1.3 percent for the current quarter and increased to 1.5 percent from 1.3 percent for the first six months of fiscal 2004. The increases are primarily due to an increase in performance-based compensation accruals.

Other expense (in the Business Segment Results by Industry) includes a charge of $2.2 million for the prior year quarter and prior-year first six months related to an adjustment to the fair market value of an equity investment in a publicly-traded Japanese company with whom the Company has established an alliance.

BALANCE SHEET

Working capital increased to $1,191.0 million at December 31, 2003 from $973.1 million at June 30, 2003, with the ratio of current assets to current liabilities increasing to 2.2:1. The working capital increase was primarily due to a decrease in Notes payable and Accrued liabilities, partially offset by a decrease in Cash and cash equivalents and Accounts receivable.

Accounts receivable decreased to $926.4 million at December 31, 2003 from $1,002.1 million at June 30, 2003, primarily due to the lower level of sales in the latter part of the quarter as a result of the holiday season. Days sales outstanding decreased to 53 days at December 31, 2003 from 55 days at June 30, 2003. Inventories increased $2.6 million since June 30, 2003, with days supply decreasing slightly.

Plant and equipment, net of accumulated depreciation, decreased $24.7 million since June 30, 2003 primarily as a result of depreciation exceeding capital expenditures.

Goodwill increased $31.5 million since June 30, 2003 primarily as a result of the effect of foreign currency rate changes.

Notes payable decreased to $36.1 million at December 31, 2003 from $424.2 million at June 30, 2003 as the Company repaid debt that matured during the first half of fiscal 2004.

Accrued liabilities decreased $49.6 million since June 30, 2003 primarily as a result of lower wage accruals due to a reduction of workdays due to the holiday season and lower incentive compensation accruals as compared to the accrual balance at June 30, 2003, which contained a full year of incentive compensation.

Other liabilities increased $17.7 million since June 30, 2003 primarily as a result of higher long-term incentive compensation accruals.

Due to the weakening of the dollar, foreign currency translation adjustments resulted in an increase in net assets of $71.5 million during the first half of fiscal 2004. The translation adjustments primarily affected Accounts receivable, Inventories, Plant and equipment, Goodwill, Long-term debt, Accounts payable, trade and Pensions and other postretirement benefits.

STATEMENT OF CASH FLOWS

Cash and cash equivalents decreased $107.8 million for the first six months of fiscal 2004 after decreasing $11.0 million during the same period of fiscal 2003.

Net cash provided by operating activities was $378.2 million for the six months ended December 31, 2003 compared to $260.4 million for the same six months of 2003. The increase in net cash provided by operating activities in fiscal 2004 is primarily due to an increase in working capital and an increase in net income.

Net cash used in investing activities was $66.6 million for the first half of fiscal 2004 compared to $70.7 million for the first half of fiscal 2003. The decrease in the amount of cash used in investing activities in 2004 is attributable to a reduction in capital expenditures, partially offset by an increase in acquisition activity.

Net cash used in financing activities was $420.9 million in fiscal 2004 compared to $202.1 million in fiscal 2003. In fiscal 2004 the Company decreased its outstanding borrowings by a net total of $409.0 million compared to a decrease of $162.6 million in fiscal 2003.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of 34 to 37 percent. The debt to debt-equity ratio at December 31, 2003 decreased to 27.2 percent compared to 35.6 percent as of June 30, 2003.

The Company expects to make a voluntary cash contribution of approximately $75 million to its qualified defined benefit plans during the third quarter of fiscal 2004, the majority of which will be contributed to the North American plans. The Company anticipates funding this contribution and the pending Denison International acquisition using its commercial paper note program and other bank borrowings.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003 the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement requires revisions to employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of SFAS No. 87 and SFAS No. 106. The interim period disclosure requirements will be effective beginning in the Company’s third quarter of fiscal 2004 and the annual disclosure requirements will be effective for the fiscal year ended June 30, 2004.

In January 2004 the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1). FSP 106-1 permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Company has elected to defer accounting for any effect of the Act until specific authoritative accounting guidance is issued. Therefore, the amounts included in the financial statements related to the Company’s postretirement benefit plans do not reflect the effects of the Act. The effect of the Act is not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

FORWARD-LOOKING STATEMENTS

Forward-looking statements contained in this Report on Form 10-Q and other written reports and oral statements are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. All statements regarding future performance, earnings projections, events or developments are forward-looking statements. It is possible that the Company’s future performance and earnings projections of the Company may differ materially from current expectations, depending on economic conditions within both its industrial and aerospace markets, and the Company’s ability to achieve anticipated benefits associated with announced realignment activities, strategic initiatives to improve operating margins and growth initiatives. A change in the economic conditions in individual markets may have a particularly volatile effect on segment performance. Among other factors which may affect future performance are:

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

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near term interest rates. During the second quarter of fiscal 2004 an interest rate swap agreement for a $200 million contract amount expired. As of December 31, 2003, the Company has no interest rate swap agreements.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the second quarter of fiscal 2004. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

PARKER-HANNIFIN CORPORATION

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of the Shareholders of the Registrant was held on October 22, 2003.

(b)	Not applicable.

(c)(i)	The Shareholders elected five directors to the three-year class whose term of office will expire in 2006, as follows:

	Votes For	Votes Withheld
Duane E. Collins	95,342,616.305	2,032,267.127
Robert J. Kohlhepp	95,427,958.385	1,946,925.047
Giulio Mazzalupi	95,476,248.544	1,898,634.888
Klaus-Peter Müller	95,455,741.110	1,919,142.322
Allan L. Rayfield	87,869,824.787	9,505,058.645

(ii)	The Shareholders ratified the appointment of PricewaterhouseCoopers LLP as independent public accounting firm of the Registrant for the fiscal year ending June 30, 2004, as follows:

For	94,693,246.913
Against	1,784,240.490
Abstain	897,396.029

(iii)	The Shareholders approved the Registrant’s 2003 Stock Incentive Plan, as follows:

For	56,199,391.575
Against	32,023,484.295
Abstain	1,156,264.562

(d)	Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a) The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit 12		Computation of Ratio of Earnings to Fixed Charges as of December 31, 2003.

Exhibit 31	(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31	(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(b) During the quarter ended December 31, 2003, the Registrant filed or furnished the following reports on Form 8-K or Form 8-K/A:

1.	On October 15, 2003, to furnish the press release issued and Webcast presented by the Registrant announcing earnings for the quarter ended September 30, 2003 (Items 9 and 12).

2.	On October 16, 2003, to furnish Amendment No. 1 to the Registrant’s Form 8-K that was furnished with the SEC on October 15, 2003 to correct a typographical error in the Webcast presentation (Item 9).

3.	On October 20, 2003, to furnish Amendment No. 2 to the Registrant’s Form 8-K that was furnished with the SEC on October 15, 2003, as amended by the Registrant’s Form 8-K/A Amendment No. 1 that was filed with the SEC on October 16, 2003, to correct a typographical error in the Form 8-K/A, Amendment No. 1 (Item 9).

4.	On October 20, 2003, to furnish revised versions of Webcast slides clarifying certain verbal disclosures made by the Registrant during the Webcast (Items 9 and 12).

5.	On November 17, 2003, to file as exhibits to the Registrant’s Registration Statement on Form S-3 (File No. 333-82806) the Amended and Restated U.S. Distribution Agreement, the Opinion of Jones Day relating to the legality of certain notes, the Computation of ratio of earnings to fixed charges as of September 30, 2003, and the Consent of Jones Day (Items 5 and 7).

6.	On November 17, 2003, to file as exhibits to the Registrant’s Registration Statement on Form S-3 (File No. 333-82806) the Opinion of Jones Day relating to certain tax matters and the Consent of Jones Day (Items 5 and 7).

7.	On December 8, 2003, to file the press release issued jointly by the Registrant and Denison International plc announcing that the Registrant entered into an Acquisition Agreement with Denison International plc providing for the commencement by the Registrant of a tender offer to purchase all outstanding A ordinary shares, £8.00 par value per share and all outstanding ordinary shares, $0.01 par value per share including those ordinary shares represented by American Depositary Shares, of Denison International plc (Items 5 and 7).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION (Registrant)

/s/ Timothy K. Pistell

Timothy K. Pistell Vice President - Finance and Administration and Chief Financial Officer

Date: January 30, 2004

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2003.

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.