Form 10-Q
period 2004-03-31
PARKER HANNIFIN CORP
filed 2004-04-30
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒     No  ☐

Number of Common Shares outstanding at March 31, 2004                     119,556,112

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net sales	$1,906,041	$1,646,844	$5,113,980	$4,749,949
Cost of sales	1,544,150	1,368,430	4,174,570	3,927,147

Gross profit	361,891	278,414	939,410	822,802
Selling, general and administrative expenses	201,464	182,378	571,758	535,775
Interest expense	17,262	20,349	56,384	59,399
Other expense, net	690	1,731	2,809	3,935

Income before income taxes	142,475	73,956	308,459	223,693
Income taxes	34,627	25,293	88,149	76,503

Net income	$107,848	$48,663	$220,310	$147,190

Earnings per share—Basic	$.91	$.42	$1.87	$1.27
Earnings per share—Diluted	$.90	$.42	$1.85	$1.26
Cash dividends per common share	$.19	$.19	$.57	$.55

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

(Unaudited)

	March 31, 2004	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$169,956	$245,850
Accounts receivable, net	1,190,598	1,002,060
Inventories:
Finished products	469,315	475,057
Work in process	387,985	399,574
Raw materials	127,600	122,536

	984,900	997,167
Prepaid expenses	39,192	51,949
Deferred income taxes	108,409	99,781

Total current assets	2,493,055	2,396,807
Plant and equipment	3,673,042	3,536,783
Less accumulated depreciation	2,044,334	1,879,358

	1,628,708	1,657,425
Goodwill	1,240,269	1,108,610
Intangible assets, net	58,474	59,444
Other assets	810,295	763,347

Total assets	$6,230,801	$5,985,633

LIABILITIES
Current liabilities:
Notes payable	$165,448	$424,235
Accounts payable, trade	501,899	437,103
Accrued liabilities	525,060	497,295
Accrued domestic and foreign taxes	139,009	65,094

Total current liabilities	1,331,416	1,423,727
Long-term debt	968,326	966,332
Pensions and other postretirement benefits	955,201	920,420
Deferred income taxes	21,643	20,780
Other liabilities	163,551	133,463

Total liabilities	3,440,137	3,464,722

SHAREHOLDERS’ EQUITY
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 119,705,788 shares at March 31 and 118,285,736 shares at June 30	59,853	59,143
Additional capital	432,776	389,021
Retained earnings	2,737,733	2,584,268
Unearned compensation related to guarantee of ESOP debt	(51,736)	(63,418)
Deferred compensation related to stock options	2,347	2,347
Accumulated other comprehensive (loss)	(383,820)	(445,982)

	2,797,153	2,525,379
Less treasury shares, at cost: 149,676 shares at March 31 and 120,637 shares at June 30	(6,489)	(4,468)

Total shareholders’ equity	2,790,664	2,520,911

Total liabilities and shareholders’ equity	$6,230,801	$5,985,633

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$220,310	$147,190
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	183,195	182,334
Amortization	6,464	8,684
Deferred income taxes	(32,858)	46,472
Foreign currency transaction (gain) loss	754	4,309
Loss on sale of plant and equipment	1,990	3,457
Changes in assets and liabilities:
Accounts receivable, net	(109,093)	41,989
Inventories	90,669	49,911
Prepaid expenses	16,640	6,436
Other assets	(41,468)	(73,682)
Accounts payable, trade	42,994	(59,703)
Accrued payrolls and other compensation	(438)	(13,156)
Accrued domestic and foreign taxes	89,573	(5,585)
Other accrued liabilities	(4,004)	4,546
Pensions and other postretirement benefits	7,664	1,638
Other liabilities	32,094	(18,672)

Net cash provided by operating activities	504,486	326,168

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $63,054 in 2004 and $7 in 2003)	(201,101)	(1,999)
Capital expenditures	(102,735)	(112,863)
Proceeds from sale of plant and equipment	16,103	10,595
Other	10,997	3,127

Net cash (used in) investing activities	(276,736)	(101,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common share activity	42,443	3,091
Proceeds from (payments of) notes payable, net	114,857	(384,535)
Proceeds from long-term borrowings	19,148	258,981
Payments of long-term borrowings	(411,870)	(34,494)
Dividends	(66,845)	(63,739)

Net cash (used in) financing activities	(302,267)	(220,696)
Effect of exchange rate changes on cash	(1,377)	1,980

Net (decrease) increase in cash and cash equivalents	(75,894)	6,312
Cash and cash equivalents at beginning of year	245,850	46,384

Cash and cash equivalents at end of period	$169,956	$52,696

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

The Company also reports a Climate & Industrial Controls Segment and an Other Segment. The Climate & Industrial Controls Segment manufactures motion-control systems and components for use primarily in the refrigeration and air conditioning and transportation industries. The Other Segment consists of a business unit which designs and manufactures custom-engineered buildings and a business unit which develops and manufactures chemical car care and industrial products.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Business Segment Results by Industry

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net sales
Industrial:
North America	$836,136	$727,060	$2,224,548	$2,124,542
International	541,670	416,434	1,405,333	1,156,014
Aerospace	293,718	280,020	832,524	832,741
Climate & Industrial Controls	181,173	175,132	481,820	484,273
Other	53,344	48,198	169,755	152,379

Total	$1,906,041	$1,646,844	$5,113,980	$4,749,949

Segment operating income
Industrial:
North America	$93,154	$42,166	$192,630	$120,634
International	42,869	23,852	103,770	72,819
Aerospace	37,077	38,140	101,855	123,324
Climate & Industrial Controls	21,432	19,409	49,405	44,386
Other	2,708	630	12,604	6,942

Total segment operating income	197,240	124,197	460,264	368,105
Corporate general and administrative expenses	25,489	22,662	73,615	62,155

Income before interest expense and other	171,751	101,535	386,649	305,950
Interest expense	17,262	20,349	56,384	59,399
Other expense	12,014	7,230	21,806	22,858

Income before income taxes	$142,475	$73,956	$308,459	$223,693

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1.	Management representation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, the results of operations for the three and nine months ended March 31, 2004 and 2003 and cash flows for the nine months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2003 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

2.	Stock Incentive Plans

The Company applies the intrinsic-value based method to account for stock options and makes no charges against earnings with respect to options granted. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income, as reported	$107,848	$48,663	$220,310	$147,190
Add: Stock-based employee compensation expense included in reported net income, net of tax	1,260	(103)	4,298	160
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax	6,194	4,756	19,200	14,392

Pro forma net income	$102,914	$43,804	$205,408	$132,958

Earnings per share:
Basic—as reported	$.91	$.42	$1.87	$1.27
Basic—pro forma	$.87	$.38	$1.75	$1.15
Diluted—as reported	$.90	$.42	$1.85	$1.26
Diluted—pro forma	$.86	$.38	$1.73	$1.14

3.	New accounting pronouncements

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

In January 2004 the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1). FSP 106-1 permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Company has elected to defer accounting for any effect of the Act until specific authoritative accounting guidance is issued. Therefore, the amounts included in the financial statements related to the Company’s postretirement benefit plans do not reflect the effect of the Act. The effect of the Act is not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

4.	Product warranty

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of March 31, 2004 and June 30, 2003 is immaterial to the financial position of the Company and the change in the accrual for the current quarter and first nine months of fiscal 2004 is immaterial to the Company’s results of operations and cash flows.

5.	Earnings per share

The following table presents a reconciliation of the denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2004 and 2003.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Numerator:
Net income	$107,848	$48,663	$220,310	$147,190
Denominator:
Basic—weighted average common shares	118,242,311	116,506,352	117,545,386	116,339,433
Increase in weighted average from dilutive effect of exercise of stock options	1,395,416	384,128	1,258,240	532,820

Diluted—weighted average common shares, assuming exercise of stock options	119,637,727	116,890,480	118,803,626	116,872,253

Basic earnings per share	$.91	$.42	$1.87	$1.27
Diluted earnings per share	$.90	$.42	$1.85	$1.26

For the three months ended March 31, 2004 and 2003, 20,740 and 4,028,298 common shares subject to stock options, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended March 31, 2004 and 2003, 395,736 and 3,047,872 common shares subject to stock options, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

6.	Stock repurchase program

The Company has a program to repurchase the Company’s common shares on the open market, at prevailing prices, and the systematic repurchase of up to $10 million in common shares each fiscal quarter. Repurchases are primarily funded from operating cash flows, and the shares are initially held as treasury stock. The Company repurchased 45,791 shares at an average price of $56.01 during the three-month and nine-month periods ended March 31, 2004.

7.	Comprehensive income

The Company’s items of other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains (losses) on marketable equity securities. Comprehensive income for the three and nine months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income	$107,848	$48,663	$220,310	$147,190
Foreign currency translation adjustments	(12,365)	18,935	59,179	41,810
Realized (gains) on marketable equity securities	(802)		(1,813)
Unrealized (losses) gains on marketable equity securities	(1,700)	(396)	4,796	(1,326)

Comprehensive income	$92,981	$67,202	$282,472	$187,674

The unrealized (losses) gains on marketable equity securities are net of taxes of $1,025 and $2,890 for the three and nine months ended March 31, 2004, respectively, and $239 and $799 for the three and nine months ended March 31, 2003, respectively. The realized (gains) on marketable equity securities are net of taxes of $483 and $1,093 for the three and nine months ended March 31, 2004, respectively, and are reflected in the Other expense, net caption in the Consolidated Statement of Income.

8.	Charges related to business realignment and equity investment adjustment

During the third quarter of fiscal 2004, the Company recorded a $1,542 charge ($1,025 after-tax or $.01 per diluted share) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily related to severance costs attributable to 80 employees in the Industrial Segment. A significant portion of the severance payments have been made with the remaining payments expected to be made by June 30, 2004. The business realignment costs are primarily presented in the Cost of sales caption in the Consolidated Statement of Income for the three months ended March 31, 2004.

8.	Charges related to business realignment and equity investment adjustment, continued

During the first nine months of fiscal 2004, the Company recorded charges of $12,136 ($8,124 after-tax or $.07 per diluted share) for business realignment costs primarily related to the Industrial Segment. The business realignment costs are presented in the Consolidated Statement of Income for the three and nine months ended March 31, 2004 as follows: $1,522 and $11,900, respectively, in Cost of sales, and $20 and $236, respectively, in Selling, general and administrative expenses.

During the third quarter of fiscal 2003, the Company recorded a $7,453 charge ($4,956 after-tax or $.04 per diluted share) for the costs to structure its businesses in light of their then current and anticipated customer demand. The charge primarily related to severance costs attributable to 340 people in the Industrial Segment, 17 people in the Aerospace Segment and 53 people in the Other Segment. All severance payments have been made. Of the pre-tax amount, $5,405 related to the Industrial Segment, $137 related to the Aerospace Segment and $1,911 related to the Other Segment.

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

The Company is conducting the annual goodwill impairment test required by FASB Statement No. 142. At this time, the Company is required to perform the additional steps required by FASB Statement No. 142 for one reporting unit whose goodwill balance is approximately $13.5 million.

The changes in the carrying amount of goodwill for the nine months ended March 31, 2004 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Other Segment	Total
Balance June 30, 2003	$841,296	$76,255	$95,582	$95,477	$1,108,610
Acquisitions	112,636	1,255			113,891
Foreign currency translation	16,686	340	968	4,887	22,881
Goodwill adjustments	(896)	13		(4,230)	(5,113)

Balance March 31, 2004	$969,722	$77,863	$96,550	$96,134	$1,240,269

“Goodwill adjustments” primarily represent final adjustments to the purchase price allocation for acquisitions completed within the last twelve months and goodwill associated with businesses divested.

9.	Goodwill and intangible assets, continued

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	March 31, 2004		June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$28,795	$13,917	$26,472	$12,264
Trademarks	21,609	2,538	21,159	1,702
Engineering drawings and other	33,909	9,384	32,112	6,333

Total	$84,313	$25,839	$79,743	$20,299

Total intangible amortization expense for the nine months ended March 31, 2004 was $4,481. The estimated amortization expense for the five years ending June 30, 2004 through 2008 is $7,079, $6,600, $6,111, $5,074 and $3,520, respectively.

10.	Retirement benefits

In December 2003 the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement requires revisions to employers’ disclosures about pension plans and other postretirement benefit plans but does not change the measurement or recognition provisions of SFAS No. 87 and SFAS No. 106. The annual disclosure requirements will be effective for the fiscal year ended June 30, 2004. The following provides the interim period disclosures required by SFAS No. 132 (revised 2003).

Net periodic pension cost recognized included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Service cost	$16,571	$14,153	$49,607	$42,460
Interest cost	29,720	28,366	89,002	85,098
Expected return on plan assets	(31,048)	(33,038)	(95,207)	(99,114)
Net amortization and deferral and other	11,477	3,998	34,218	11,993

Net periodic benefit cost	$26,720	$13,479	$77,620	$40,437

Postretirement benefit cost included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Service cost	$408	$322	$1,225	$967
Interest cost	1,568	1,489	4,703	4,467
Net amortization and deferral and other	102	2,631	306	2,332

Net periodic benefit cost	$2,078	$4,442	$6,234	$7,766

11.	Acquisitions and divestitures

On February 12, 2004 the Company completed its acquisition of Denison International plc (“Denison”) in a cash tender offer. Denison is an industrial manufacturer and service provider for highly engineered hydraulic fluid power systems and components and has annual revenues of approximately $180 million. Total purchase price for Denison (which had a cash balance of $61.2 million at the date of acquisition) was approximately $254 million.

On February 2, 2004 the Company completed the divestiture of Wynn’s Industrie, an industrial lubricants unit of the Wynn’s Specialty Chemicals business. Wynn’s Industrie was part of the Other Segment for segment reporting purposes. The divestiture resulted in a gain of $1.1 million (no gain after-tax). The results of operations of the Wynn’s Industrie were immaterial to the consolidated results of the Company.

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004

AND COMPARABLE PERIODS ENDED MARCH 31, 2003

OVERVIEW

The Company is a leading worldwide diversified manufacturer of motion control technologies and systems, providing precision engineered solutions for a wide variety of commercial, mobile, industrial and aerospace markets. The Company believes the leading economic indicators of these markets that have a strong correlation to the Company’s future order rates are the Institute of Supply Management (ISM) index of manufacturing activity with respect to commercial, mobile and industrial markets and aircraft miles flown and revenue passenger miles for aerospace markets. Currently, the ISM index is in the expansionary range. Aircraft miles flown and revenue passenger miles are showing slight improvement although they continue to be at depressed levels. The Company publishes its monthly order rates, which are highly indicative of the Company’s future revenues and thus a key metric for future performance. Commercial, mobile and industrial orders typically have up to a 12 week lead time while aerospace orders typically have a six to 12 month lead time.

The Company’s major opportunities for growth are as follows:

•	leverage the Company’s broad product line with customers desiring to consolidate their vendor base and outsource engineering,
•	expand the Company’s business presence in Asia,
•	new product introductions, and
•	strategic acquisitions.

Acquisition opportunities remain available to the Company, as evidenced by its recent purchase of Denison International. Additional acquisitions will be pursued to the extent there is a strong strategic fit while maintaining the Company’s strong financial position.

Current challenges facing the Company include continuing efforts to improve operating margins despite the rising costs related to employee retirement and health care benefits, insurance, compliance with the provisions of the Sarbanes-Oxley Act and other corporate governance measures and more recently, increases in raw material prices and the ability to recover the increases in product pricing. The Company has implemented a number of strategic financial performance initiatives relating to growth and margin improvement in order to meet these challenges including strategic procurement, strategic pricing, lean manufacturing and business realignments.

The financial condition of the Company remains strong as evidenced by the continued generation of substantial cash flows from operations, a debt to debt-equity ratio under 30 percent, ample borrowing capabilities and strong short term credit ratings.

The discussion below is structured to provide a separate analysis of the Consolidated Statement of Income, Results by Segment, Balance Sheet and Statement of Cash Flows.

CONSOLIDATED STATEMENT OF INCOME

Net sales increased 15.7 percent for the current quarter and 7.7 percent for the first nine months of fiscal 2004. The increase in sales for the current quarter and first nine months of fiscal 2004 reflects higher volume experienced in the North American Industrial and International Industrial operations and the effects of currency-rate changes.

Income from operations (defined as gross profit less selling, general and administrative expenses) was $160.4 million for the current quarter and $367.7 million for the first nine months of fiscal 2004, an increase of 67.0 percent from the prior-year quarter and an increase of 28.1 percent from the prior-year first nine months. As a percent of sales, income from operations for the current quarter was 8.4 percent compared to 5.8 percent in the prior-year quarter and 7.2 percent for the first nine months of fiscal 2004 compared to 6.0 percent for the prior-year nine months. For the current quarter and first nine months of fiscal 2004, higher margins were realized in all Segments except Aerospace. Included in income from operations are business realignment charges of $1.5 million and $12.1 million for the current quarter and first nine months of fiscal 2004, respectively, and business realignment charges and a reduction in an equity method investment of $7.5 million and $17.2 million for the prior-year quarter and first nine months of fiscal 2003, respectively (see Note 8 to the Consolidated Financial Statements for further discussion).

Selling, general and administrative expenses were $201.5 million for the current quarter and $571.8 million for the first nine months of fiscal 2004 compared to $182.4 million and $535.8 million for the prior-year quarter and first nine months of fiscal 2003, respectively. Selling, general and administrative expenses, as a percent of sales, declined to 10.6 percent for the current quarter compared to 11.1 percent in the prior-year quarter and decreased slightly for the first nine months of fiscal 2004 compared to the prior-year nine months. The higher selling, general and administrative expenses are primarily due to an increase in expenses associated with employee benefit and performance-based compensation plans as well as an increase in professional fees. Included in selling, general and administrative expenses are business realignment charges of $3.6 million for the first nine months of fiscal 2003 (see Note 8 to the Consolidated Financial Statements for further discussion).

Interest expense decreased 15.2 percent in the current quarter and declined 5.1 percent for the first nine months of fiscal 2004 primarily due to lower average debt outstanding. Interest expense during the first nine months of 2004 included expenses associated with renewing the Company’s revolving credit agreement.

Other expense, net includes gains and losses related to fixed asset disposals.

The effective tax rate was 24.3 percent for the current quarter and 28.6 percent for first nine months of fiscal 2004 compared to 34.2 percent for both the prior year quarter and first nine months of fiscal 2003. The change in the tax rate is primarily due to the net effect of both the completion of tax planning initiatives that have generated a capital loss that was used to offset capital gains in the current and prior years and the settlement of an IRS audit during the current year quarter.

Net income in the current quarter was $107.8 million and $220.3 million for the first nine months of fiscal 2004, compared to $48.7 million in the prior year quarter and $147.2 million for the first nine months of fiscal 2003. As a percent of sales, Net income increased to 5.7 percent from 3.0 percent for the current quarter and increased to 4.3 percent from 3.1 percent for the first nine months of fiscal 2004. Net income in the current quarter and first nine months of fiscal 2004 was adversely affected by an additional expense of approximately $8.0 million and $20.8 million, respectively, related to domestic qualified benefit plans, resulting primarily from a lower market value of plan assets and changes in actuarial assumptions regarding the discount rate and long-term rate of return on plan assets.

Backlog was $2.15 billion at March 31, 2004 compared to $1.86 billion in the prior year and $1.80 billion at June 30, 2003. The increase in backlog from the prior year and June 30, 2003 levels reflects an increase in order rates in all Segments, with the largest increase occurring in the Industrial Segment.

RESULTS BY BUSINESS SEGMENT

INDUSTRIAL—The Industrial Segment operations experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending March 31,
	Three months	Nine months
Industrial North America—as reported	15.0%	4.7%
Acquisitions	2.0%	1.1%
Currency	0.6%	0.6%

Industrial North America—without acquisitions and currency	12.4%	3.0%

Industrial International—as reported	30.1%	21.5%
Acquisitions	5.8%	2.4%
Currency	15.9%	14.8%

Industrial International—without acquisitions and currency	8.4%	4.3%

Total Industrial Segment—as reported	20.5%	10.6%
Acquisitions	3.4%	1.6%
Currency	6.2%	5.5%

Total Industrial Segment—without acquisitions and currency	10.9%	3.5%

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

Excluding the effects of acquisitions and currency rate changes, Industrial North American sales for the third quarter reflect an increase in end-user demand in virtually all markets, with the largest increases being experienced in construction, agriculture and heavy-duty truck. The higher sales for the first nine months of fiscal 2004 reflect the higher volume experienced in virtually all markets in the second and third fiscal quarters being partially offset by a lower level of end-user demand experienced in the same markets earlier in the current fiscal year. Excluding the effects of acquisitions and currency rate changes, sales in the Industrial International businesses for the current quarter and first nine months of fiscal 2004 increased as a result of higher demand across most businesses, with the largest increases occurring in the Asia Pacific region and Latin America.

Operating income for the Industrial segment increased 106.0 percent for the current quarter and 53.2 percent for the first nine months of fiscal 2004. Industrial North American operating income increased 120.9 percent for the current quarter and 59.7 percent for the first nine months of fiscal 2004, and Industrial International operating income increased 79.7 percent for the current quarter and 42.5 percent for the first nine months of fiscal 2004. Industrial North American operating income, as a percent of sales, increased to 11.1 percent from 5.8 percent for the current quarter and increased to 8.7 percent from 5.7 percent for the first nine months of fiscal 2004. Industrial International operating income, as a percent of sales, increased to 7.9 percent from 5.7 percent for the current quarter and increased to 7.4 percent from 6.3 percent for the first nine months of fiscal 2004.

The increase in Industrial North American margins was primarily due to an upsurge in sales volume as well as operating efficiencies. The operating efficiencies reflect the benefits of past business realignment activities as well as the implementation of financial performance initiatives. The increase in Industrial International margins was due to the higher volume in the Asia Pacific region and Latin America, especially in higher margin businesses. Margins in the European businesses were slightly higher in the current quarter and were flat for the first nine months of fiscal 2004.

Included in Industrial North American operating income are business realignment charges of $0.9 million and $7.3 million in the current quarter and first nine months of fiscal 2004, respectively, and $2.2 million and $5.2 million in the prior-year quarter and first nine months of fiscal 2003, respectively. Included in Industrial International operating income are business realignment charges of $0.4 million and $3.7 million in the current quarter and first nine months of fiscal 2004, respectively, and $3.2 million and $6.1 million in the prior-year quarter and first nine months of fiscal 2003, respectively. The business realignment charges resulted from actions the Company took to structure the Industrial operations to operate in their evolving economic environment and primarily consisted of severance costs and costs relating to the consolidation of manufacturing product lines.

Total Industrial Segment backlog was $856.7 million at March 31, 2004, compared to $642.5 million a year ago and $638.8 million at June 30, 2003. The increase in backlog is primarily due to higher order rates within most markets in both the Industrial North American and Industrial International businesses.

During the third quarter of fiscal 2004, the Company saw continued improvement in business conditions in the markets in which the Industrial Segment operates as evidenced by higher sales volume and order rates in virtually all businesses. The Company is optimistic that the recent market improvement will continue for the remainder of fiscal 2004. At the present time, the Company expects sales and operating income for the fourth quarter to be at a similar level as the third quarter of fiscal 2004. The Company will continue to take the necessary actions to structure appropriately the Industrial Segment operations to operate in their evolving economic environment. Such actions may include the necessity to record additional business realignment charges in the fourth quarter of fiscal 2004.

AEROSPACE—Net sales of the Aerospace Segment increased 4.9 percent for the current quarter and remained flat for the first nine months of fiscal 2004. The increase in volume for the current quarter was primarily due to an increase in military sales. For the first nine months of fiscal 2004, an increase in military volume was offset by a decline in both commercial OEM and aftermarket volume. Sales for both the current quarter and first nine months of fiscal 2004 were adversely affected by the absence of sales from a business divested in the prior year. Operating income for the Aerospace Segment decreased 2.8 percent for the current quarter and 17.4 percent for the first nine months of fiscal 2004. Operating income, as a percent of sales, declined to 12.6 percent from 13.6 percent for the current quarter and declined to 12.2 percent from 14.8 percent for the first nine months of fiscal 2004. The lower margins were primarily due to higher costs associated with employee benefit plans and product liability insurance and lower sales in the commercial OEM and aftermarket businesses, partially offset by an increase in volume in military business. Margins for the current quarter also were adversely affected by development costs associated with new programs.

Backlog for the Aerospace Segment was $1,108.1 million at March 31, 2004 compared to $1,040.3 million a year ago and $1,005.9 million at June 30, 2003. The relatively flat backlog level from both a year ago and June 30, 2003 reflects higher order rates in the military and defense market offset by a decline in order rates in commercial business (both original equipment manufacturer and aftermarket). For the remainder of fiscal 2004, the Company expects sales volume to remain at its current level with operating margins expected to decline slightly from their current level as the level of commercial aftermarket volume is expected to remain weak.

CLIMATE & INDUSTRIAL CONTROLS (CIC)—The Climate & Industrial Controls Segment produces motion-control systems and components for use in the refrigeration and air conditioning and transportation industries. These businesses were previously included in the Other Segment. All prior year amounts have been reclassified to conform to the current year presentation.

The Climate & Industrial Controls Segment experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending March 31,
	Three months	Nine months
CIC Segment—as reported	3.5%	(0.5)%
Currency	2.2%	2.1%

CIC Segment—without currency	1.3%	(2.6)%

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

Excluding the effects of currency-rate changes, sales for the third quarter of fiscal 2004 increased over the prior year quarter due to recent higher end-user demand in the automotive and residential air conditioning market. The decline in sales for the first nine months of fiscal 2004 is primarily due to lower demand in the automotive and refrigeration markets. Operating income for the Climate & Industrial Controls Segment increased 10.4 percent for the current quarter and 11.3 percent for the first nine months of fiscal 2004. Operating income, as a percent of sales, increased to 11.8 percent from 11.1 percent for the current quarter and increased to 10.3 percent from 9.2 percent for the first nine months of fiscal 2004. The increase in margins is primarily due to benefits realized from the Company’s financial performance initiatives including the movement of certain manufacturing operations to low-cost countries. For the remainder of fiscal 2004, sales and operating margins are expected to be down slightly from current levels.

Backlog for the Climate & Industrial Controls Segment was $136.1 million at March 31, 2004 compared to $131.2 million a year ago and $117.3 million at June 30, 2003.

OTHER—The Other Segment consists of a business unit which designs and manufactures custom-engineered buildings and a business unit which develops and manufactures chemical car care and industrial products.

The Other Segment operations experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending March 31,
	Three months	Nine months
Other Segment—as reported	10.7%	11.4%
Currency	11.5%	12.6%
Divestitures	(8.4)%	(2.5)%

Other Segment—without currency and divestitures	7.6%	1.3%

The above presentation reconciles the percentage changes in net sales of the Other Segment operations reported in accordance with U.S. GAAP to percentage changes in net sales adjusted to remove the effects of currency exchange rates and divestitures. The effects of currency exchange rates and divestitures are removed to allow investors and the Company to meaningfully evaluate the percentage changes in sales on a comparable basis from period to period.

Excluding the effects of currency rate changes and divestitures, the increase in sales for the current quarter and first nine months of fiscal 2004 was primarily due to higher demand for custom engineered buildings. Operating income increased 329.8 percent for the current quarter and 81.6 percent for the first nine months of fiscal 2004. Operating income, as a percent of sales, increased to 5.1 percent from 1.3 percent for the current quarter and increased to 7.4 percent from 4.6 percent for the first nine months of fiscal 2004. Included in operating income for the prior year quarter and first nine months of fiscal 2003 were business realignment charges of $1.3 million. The increase in margins in the current quarter and first nine months of fiscal 2004 was primarily due to the higher sales volume as well as the benefits of business realignment actions taken in prior periods.

Backlog for the Other Segment was $47.6 million at March 31, 2004 compared to $42.1 million a year ago and $41.0 million at June 30, 2003. For the remainder of fiscal 2004, sales and operating margin are expected to be about the same as the current level.

Corporate general and administrative expenses increased to $25.5 million from $22.7 million for the current quarter and increased to $73.6 million from $62.2 million for the first nine months of fiscal 2004. As a percent of sales, corporate general and administrative expenses decreased to 1.3 percent from 1.4 percent for the current quarter and increased to 1.4 percent from 1.3 percent for the first nine months of fiscal 2004. The increase in corporate general and administrative expense is primarily due to an increase in performance-based compensation accruals.

Other expense (in the Business Segment Results by Industry) includes a net change between the current year quarter and the prior year quarter of $3.9 million related to LIFO. The prior year first nine months includes a charge of $2.6 million related to an adjustment to the fair market value of an equity investment in a publicly-traded Japanese company with whom the Company has established an alliance.

BALANCE SHEET

Working capital increased to $1,161.6 million at March 31, 2004 from $973.1 million at June 30, 2003, with the ratio of current assets to current liabilities increasing to 1.9:1. The working capital increase was primarily due to a decrease in Notes payable and an increase in Accounts receivable, partially offset by a decrease in Cash and cash equivalents and an increase in Accrued domestic and foreign taxes and Accounts payable, trade.

Accounts receivable increased to $1,190.6 million at March 31, 2004 from $1,002.1 million at June 30, 2003, primarily due to an increased level of sales during the last month of the current quarter. Days sales outstanding increased to 57 days at March 31, 2004 from 55 days at June 30, 2003. Inventories decreased $12.3 million since June 30, 2003, with days supply decreasing to 71 days at March 31, 2004 from 82 days at June 30, 2003. The decrease in inventories was primarily due to a concerted effort to reduce inventory levels across all segments of the company, partially offset by acquisitions.

Plant and equipment, net of accumulated depreciation, decreased $28.7 million since June 30, 2003 primarily as a result of depreciation exceeding capital expenditures.

Goodwill increased $131.7 million since June 30, 2003 primarily as a result of acquisitions.

Other assets increased $46.0 million since June 30, 2003, primarily as a result of a discretionary cash contribution made by the Company in the current quarter to its qualified defined benefit plans.

Notes payable decreased to $165.4 million at March 31, 2004 from $424.2 million at June 30, 2003 as the Company repaid debt that matured during the first half of fiscal 2004, partially offset by an increase in commercial paper note borrowings to fund acquisitions.

Accounts payable, trade increased to $501.9 million at March 31, 2004 from $437.1 million at June 30, 2003, primarily due to an increased level of purchasing across all segments of the Company to support the increase in customer orders.

Accrued domestic and foreign taxes increased to $139.0 million at March 31, 2004 from $65.1 million at June 30, 2003 primarily due to higher taxable income during the first nine months of 2004.

Pensions and other postretirement benefits increased $34.8 million since June 30, 2003 primarily due to the effect of currency rate changes and acquisitions.

Other liabilities increased $30.1 million since June 30, 2003 primarily as a result of higher long-term incentive compensation accruals.

Due to the weakening of the dollar, foreign currency translation adjustments resulted in an increase in net assets of $59.2 million during the first nine months of fiscal 2004. The translation adjustments primarily affected Accounts receivable, Inventories, Plant and equipment, Goodwill, Long-term debt, Accounts payable, trade and Pensions and other postretirement benefits.

STATEMENT OF CASH FLOWS

Cash and cash equivalents decreased $75.9 million for the first nine months of fiscal 2004 after increasing $6.3 million during the same period of fiscal 2003.

Net cash provided by operating activities was $504.5 million for the nine months ended March 31, 2004 compared to $326.2 million for the same nine months of 2003. The increase in net cash provided by operating activities in fiscal 2004 is primarily due to an increase in working capital and an increase in net income, partially offset by a decrease in deferred income taxes.

Net cash used in investing activities was $276.7 million for the first nine months of fiscal 2004 compared to $101.1 million for the first nine months of fiscal 2003. The increase in the amount of cash used in investing activities in 2004 is attributable to an increase in acquisition activity.

Net cash used in financing activities was $302.3 million in fiscal 2004 compared to $220.7 million in fiscal 2003. In fiscal 2004 the Company decreased its outstanding borrowings by a net total of $277.9 million compared to a decrease of $160.0 million in fiscal 2003.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of 34 to 37 percent. The debt to debt-equity ratio at March 31, 2004 decreased to 28.9 percent compared to 35.6 percent as of June 30, 2003.

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

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near term interest rates. As of March 31, 2004, the Company has no interest rate swap agreements.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the third quarter of fiscal 2004. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

PARKER-HANNIFIN CORPORATION

PART II—OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

(e)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 through January 31, 2004	0	n/a	0	3,008,507
February 1, 2004 through February 29, 2004	0	n/a	0	3,008,507
March 1, 2004 through March 31, 2004	45,791	$56.0115	45,791	2,962,716
Total:	45,791	$56.0115	45,791	2,962,716

(1)	On August 16, 1990, the Registrant publicly announced that its Board of Directors authorized the repurchase of up to 3.0 million shares of its common stock. Such amount was subsequently adjusted to 6.75 million shares as a result of stock splits in June 1995 and September 1997. On July 14, 1998, the Registrant publicly announced that its Board of Directors authorized the repurchase of an additional 4.0 million shares of its common stock. There is no expiration date for the Registrant’s repurchase program.

Item 6. Exhibits and Reports on Form 8-K.

(a) The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit 10(a)	Cancellation Agreement dated December 19, 2003 between the Registrant, Daniel T. Garey and the Daniel T. Garey and Diane Worthington-Garey Irrevocable Trust dated December 22, 1999.

Exhibit 10(b)	Cancellation Agreement dated December 19, 2003 between the Registrant, Thomas A. Piraino, Jr. and the Thomas A. Piraino, Jr. and Barbara C. McWilliams Irrevocable Trust dated September 1, 2000.

Exhibit 10(c)	Cancellation Agreement dated December 29, 2003 between the Registrant, Duane E. Collins and The Duane E. Collins Irrevocable Trust dated 5/10/99.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2004.

Exhibit 31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(b) During the quarter ended March 31, 2004, the Registrant filed or furnished the following reports on Form 8-K or Form 8-K/A:

1.	On January 20, 2004, to furnish the press release issued and Webcast presented by the Registrant announcing earnings for the quarter ended December 31, 2003 (Items 9 and 12).

2.	On February 12, 2004, to file the press release issued jointly by the Registrant and Denison International plc announcing the completion of the tender offer by the Registrant to purchase all outstanding A ordinary shares, £8.00 par value per share and all outstanding ordinary shares, $0.01 par value per share, including those ordinary shares represented by American Depositary Shares, of Denison International plc (Items 5 and 7).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION (Registrant)

/s/ Timothy K. Pistell Timothy K. Pistell Vice President—Finance and Administration and Chief Financial Officer

Date: April 30, 2004

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 10(a)	Cancellation Agreement dated December 19, 2003 between the Registrant, Daniel T. Garey and the Daniel T. Garey and Diane Worthington-Garey Irrevocable Trust dated December 22, 1999.

Exhibit 10(b)	Cancellation Agreement dated December 19, 2003 between the Registrant, Thomas A. Piraino, Jr. and the Thomas A. Piraino, Jr. and Barbara C. McWilliams Irrevocable Trust dated September 1, 2000.

Exhibit 10(c)	Cancellation Agreement dated December 29, 2003 between the Registrant, Duane E. Collins and The Duane E. Collins Irrevocable Trust dated 5/10/99.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2004.

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.