Form 10-Q
period 2004-09-30
PARKER HANNIFIN CORP
filed 2004-10-29
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of Common Shares outstanding at September 30, 2004            119,474,143

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Net sales	$1,947,192	$1,586,918
Cost of sales	1,528,278	1,298,776

Gross profit	418,914	288,142
Selling, general and administrative expenses	203,298	180,204
Interest expense	16,245	21,780
Other expense, net	10,692	1,545

Income before income taxes	188,679	84,613
Income taxes	55,896	27,922

Net income	$132,783	$56,691

Earnings per share - basic	$1.12	$.48
Earnings per share - diluted	$1.11	$.48
Cash dividends per common share	$.19	$.19

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

(Unaudited)

	September 30, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$290,717	$183,847
Accounts receivable, net	1,185,357	1,201,343
Inventories:
Finished products	464,950	448,081
Work in process	438,501	415,749
Raw materials	141,132	127,548

	1,044,583	991,378

Prepaid expenses	39,272	45,814
Deferred income taxes	116,991	114,551

Total current assets	2,676,920	2,536,933

Plant and equipment	3,669,532	3,625,072
Less accumulated depreciation	2,093,667	2,033,219

	1,575,865	1,591,853
Goodwill	1,206,685	1,198,411
Intangible assets, net	102,582	102,097
Other assets	777,758	827,610

Total assets	$6,339,810	$6,256,904

LIABILITIES
Current liabilities:
Notes payable	$33,033	$35,198
Accounts payable, trade	509,171	534,561
Accrued liabilities	533,113	565,436
Accrued domestic and foreign taxes	147,724	124,546

Total current liabilities	1,223,041	1,259,741

Long-term debt	955,145	953,804
Pensions and other postretirement benefits	810,468	813,635
Deferred income taxes	64,401	79,028
Other liabilities	170,290	168,242

Total liabilities	3,223,345	3,274,450

SHAREHOLDERS’ EQUITY
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 119,711,056 shares at September 30 and 119,711,057 shares at June 30	59,856	59,856
Additional capital	452,883	451,891
Retained earnings	2,951,088	2,840,787
Unearned compensation related to guarantee of ESOP debt	(42,493)	(48,868)
Deferred compensation related to stock options	2,347	2,347
Accumulated other comprehensive (loss)	(294,278)	(311,710)

	3,129,403	2,994,303

Less treasury shares, at cost:
236,913 shares at September 30 and 227,067 shares at June 30	(12,938)	(11,849)

Total shareholders’ equity	3,116,465	2,982,454

Total liabilities and shareholders’ equity	$6,339,810	$6,256,904

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$132,783	$56,691
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	61,566	60,916
Amortization	2,572	2,463
Deferred income taxes	(12,217)	(6,285)
Foreign currency transaction loss (gain)	7,982	(216)
Loss on sale of plant and equipment	522	1,010

Changes in assets and liabilities:
Accounts receivable	26,190	39,016
Inventories	(43,918)	10,511
Prepaid expenses	7,036	12,990
Other assets	34,986	(6,067)
Accounts payable, trade	(29,134)	(23,058)
Accrued payrolls and other compensation	(49,411)	(35,169)
Accrued domestic and foreign taxes	21,397	16,170
Other accrued liabilities	9,360	4,965
Pensions and other postretirement benefits	(4,497)	734
Other liabilities	(5,375)	9,361

Net cash provided by operating activities	159,842	144,032

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(2,100)	—
Capital expenditures	(40,143)	(36,799)
Proceeds from sale of plant and equipment	7,169	4,148
Other	7,466	1,074

Net cash (used in) investing activities	(27,608)	(31,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) proceeds from common share activity	(96)	13,668
Payments of notes payable, net	(3,076)	(4,627)
Proceeds from long-term borrowings	20	167
Payments of long-term borrowings	(447)	(141,187)
Dividends	(22,483)	(22,131)

Net cash (used in) financing activities	(26,082)	(154,110)
Effect of exchange rate changes on cash	718	1,214

Net increase (decrease) in cash and cash equivalents	106,870	(40,441)
Cash and cash equivalents at beginning of year	183,847	245,850

Cash and cash equivalents at end of period	$290,717	$205,409

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

Aerospace - This segment designs and manufactures products and provides aftermarket support for commercial, military and general aviation aircraft, and also performs a vital role in naval vessels and land-based weapon systems. The Aerospace Segment provides a full range of systems and components for hydraulic, fuel and pneumatic applications.

The Company also reports a Climate & Industrial Controls Segment and an Other Segment. The Climate & Industrial Controls Segment manufactures motion-control systems and components for use primarily in the refrigeration and air conditioning and transportion industries. The Other Segment consists of a business unit which designs and manufactures custom-engineered buildings and a business unit which develops and manufactures chemical car care products and maintenance equipment.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Business Segment Results by Industry

	Three Months Ended September 30,
	2004	2003
Net sales
Industrial:
North America	$832,338	$667,777
International	548,973	421,824
Aerospace	331,134	284,631
Climate & Industrial Controls	165,470	155,950
Other	69,277	56,736

Total	$1,947,192	$1,586,918

Segment operating income
Industrial:
North America	$119,809	$43,045
International	66,473	31,332
Aerospace	51,294	37,485
Climate & Industrial Controls	15,817	17,514
Other	9,984	5,733

Total segment operating income	263,377	135,109
Corporate general and administrative expenses	25,403	22,962

Income before interest expense and other	237,974	112,147
Interest expense	16,245	21,780
Other expense	33,050	5,754

Income before income taxes	$188,679	$84,613

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1.	Management representation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, the results of operations for the three months ended September 30, 2004 and 2003 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

2.	Adoption of new accounting pronouncements

Effective July 1, 2004 the Company adopted the provisions of FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The implementation of this accounting pronouncement did not have a material effect on the Company’s results of operations, financial position or cash flows.

3.	Stock Incentive Plans

The Company uses the intrinsic-value based method to account for stock options and makes no charges against earnings with respect to options granted. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended September 30,
	2004	2003
Net income, as reported	$132,783	$56,691
Add: Stock-based employee compensation expense included in reported net income, net of tax	2,854	1,141
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax	7,444	5,767

Pro forma net income	$128,193	$52,065

Earnings per share:

Basic – as reported	$1.12	$.48
Basic – pro forma	$1.08	$.44
Diluted – as reported	$1.11	$.48
Diluted – pro forma	$1.07	$.44

4.	Product warranty

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of September 30, 2004 and June 30, 2004 is immaterial to the financial position of the Company and the change in the accrual for the current quarter is immaterial to the Company’s results of operations and cash flows.

5.	Investments and other assets

During the first quarter of fiscal 2005, the Company recognized an impairment loss of $8,766 ($5,470 after-tax or $.05 per share) related to a real estate investment. The impairment loss results from a cash flow analysis performed by the Company which indicated that the carrying value of the investment is not recoverable. The loss is reflected in the Other expense, net caption in the Consolidated Statement of Income and in the Other caption in the Cash Flow From Investing Activities section of the Consolidated Statement of Cash Flows.

6.	Earnings per share

The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2004 and 2003.

	Three Months Ended September 30,
	2004	2003
Numerator:
Net income applicable to common shares	$132,783	$56,691

Denominator:
Basic - weighted average common shares	118,288,566	116,903,693
Increase in weighted average from dilutive effect of exercise of stock options	1,423,466	866,050

Diluted - weighted average common shares, assuming exercise of stock options	119,712,032	117,769,743

Basic earnings per share	$1.12	$.48
Diluted earnings per share	$1.11	$.48

At September 30, 2004 and 2003, 577,927 and 1,143,510 common shares, respectively, subject to stock options were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

7.	Stock repurchase program

The Board of Directors has approved a program to repurchase the Company’s common stock on the open market, when the strike price is within a specific range, and the systematic repurchase of up to $10 million each fiscal quarter. Repurchases are primarily funded from operating cash flows, and the shares are initially held as treasury stock. The Company repurchased 177,700 shares of its common stock at an average price of $56.50 during the three-month period ended September 30, 2004.

8.	Comprehensive income

The Company’s items of other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains (losses) on marketable equity securities. Comprehensive income for the three months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended September 30,
	2004	2003
Net income	$132,783	$56,691
Foreign currency translation adjustments	28,142	12,450
Net realized loss on marketable equity securities (net of tax of $25)	41
Unrealized (loss) gain on marketable equity securities (net of taxes of $6,435 in 2004 and $312 in 2003)	(10,751)	517

Comprehensive income	$150,215	$69,658

In 2004, the unrealized (loss) on marketable equity securities primarily resulted from the contribution of the marketable equity securities to the Company’s charitable foundation. The contribution of the marketable equity securities had an immaterial effect on the Company’s results of operations and financial position.

9.	Business realignment charges

During the first quarter of fiscal 2005, the Company recorded a $1,459 charge ($910 after-tax or $.01 per share) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily relates to severance costs attributable to approximately 200 employees in the Industrial Segment. All severance payments are expected to be made by June 30, 2005. The business realignment costs are presented in the Consolidated Statement of Income for the three months ended September 30, 2004 as follows: $1,035 in Cost of sales and $424 in Selling, general and administrative expenses.

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

10.	Goodwill and intangible assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2004 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Other Segment	Total
Balance June 30, 2004	$926,603	$79,623	$96,705	$95,480	$1,198,411
Foreign currency translation	6,590	(20)	56	1,468	8,094
Goodwill adjustments	243			(63)	180

Balance September 30, 2004	$933,436	$79,603	$96,761	$96,885	$1,206,685

“Goodwill adjustments” primarily represent final adjustments to the purchase price allocation for acquisitions completed within the last twelve months.

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2004		June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$38,585	$15,255	$36,078	$14,491
Trademarks	40,239	3,688	38,378	3,126
Engineering drawings and other	55,141	12,440	56,148	10,890

Total	$133,965	$31,383	$130,604	$28,507

Total intangible amortization expense for the three months ended September 30, 2004 was $2,103. The estimated amortization expense for the five years ending June 30, 2005 through 2009 is $10,083, $9,423, $8,391, $7,401 and $6,569, respectively.

11.	Retirement benefits

Net periodic pension cost recognized included the following components:

	Three Months Ended September 30,
	2004	2003
Service cost	$18,211	$16,910
Interest cost	32,287	30,216
Expected return on plan assets	(33,191)	(31,121)
Net amortization and deferral and other	18,423	10,943

Net periodic benefit cost	$35,730	$26,948

Net amortization and deferral and other in 2004 includes a curtailment loss of $4,610. The curtailment loss results from the recognition of unamortized prior service costs related to certain North American employees who have elected to terminate their participation in a defined benefit pension plan and receive future pension benefits under a defined contribution scheme.

Postretirement benefit cost recognized included the following components:

	Three Months Ended September 30,
	2004	2003
Service cost	$445	$380
Interest cost	1,634	1,565
Net amortization and deferral and other	126	(31)

Net periodic benefit cost	$2,205	$1,914

12.	Subsequent event

On October 11, 2004, the Company announced that it had completed the acquisition of the Sporlan Valve Company. Sporlan is a market leader in refrigeration and air conditioning components, controls and systems and has annual sales of approximately $150 million. The purchase price was funded from existing cash on hand and commercial paper borrowings.

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2003

OVERVIEW

The Company is a leading worldwide diversified manufacturer of motion control technologies and systems, providing precision engineered solutions for a wide variety of commercial, mobile, industrial and aerospace markets. The Company’s order rates are highly indicative of the Company’s future revenues and thus a key metric for future performance. The Company publishes its order rates on a monthly basis. The lead time between the time an order is received and revenue is realized can range from one day to 12 weeks for commercial, mobile and industrial orders and three to 18 months for aerospace orders. The Company believes the leading economic indicators of these markets that have a strong correlation to the Company’s future order rates are the Institute of Supply Management (ISM) index of manufacturing activity with respect to commercial, mobile and industrial markets and aircraft miles flown, revenue passenger miles and Department of Defense spending for aerospace markets. An ISM index above 50 indicates that the manufacturing economy is expanding resulting in the expectation that the Company’s order rates in the commercial, mobile and industrial markets should be increasing. The ISM index at the end of September 2004 was 58.5 compared to 61.1 at the end of June 2004. With respect to the aerospace market, aircraft miles flown and passenger miles have shown improvement over comparable fiscal 2004 levels.

The Company’s major opportunities for growth are as follows:

•	Leverage the Company’s broad product line with customers desiring to consolidate their vendor base and outsource engineering,

•	Marketing systems solutions for customer applications,

•	Expand the Company’s business presence in non-North American markets,

•	New product introductions, and

•	Strategic acquisitions.

The financial condition of the Company remains strong as evidenced by the continued generation of substantial cash flows from operations, a debt to debt-equity ratio under 30 percent, ample borrowing capabilities and strong credit ratings.

Many acquisition opportunities remain available to the Company within its target markets. Acquisitions will be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position.

Current challenges facing the Company include maintaining premier customer service levels while benefiting from strong customer demand, successfully matching price increases to raw material price increases, the rising costs related to employee retirement and health care benefits, insurance, and compliance with the provisions of the Sarbanes-Oxley Act and other corporate governance measures. The Company has implemented a number of strategic financial performance initiatives relating to growth and margin improvement in order to meet these challenges including strategic procurement, strategic pricing, lean manufacturing and business realignments.

The discussion below is structured to provide a separate analysis of the Consolidated Statement of Income, Results by Business Segment, Balance Sheet and Statement of Cash Flows.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended September 30,
(in millions)	2004	2003
Net sales	$1,947.2	$1,586.9
Gross profit	$418.9	$288.1
Gross profit margin	21.5%	18.2%
Selling, general and administrative expenses	$203.3	$180.2
Selling general and administrative expenses, as a percent of sales	10.4%	11.4%
Interest expense	$16.2	$21.8
Other expense, net	$10.7	$1.5
Effective tax rate	29.6%	33.0%
Net income	$132.8	$56.7
Net income, as a percent of sales	6.8%	3.6%
Backlog	$2,145.4	$1,819.0

Net sales for the first quarter of fiscal 2005 increased 22.7 percent over the prior-year first quarter sales reflecting higher volume experienced in all Segments. Acquisitions made in the last 12 months and the effect of currency rate changes also contributed to the sales increase.

Gross profit margin increased due to a combination of the increase in sales as well as the effects of the Company’s financial performance initiatives. Included in current-year and prior-year gross profit was $1.0 million and $6.8 million, respectively, in business realignment charges (see Note 9 on page 8 for further discussion).

Selling, general and administrative expenses increased primarily due to higher expenses related to employee health and welfare plans.

Interest expense for the current-year quarter decreased 25.4 percent due primarily to lower average debt outstanding. Interest expense in the prior-year quarter included expenses associated with renewing the Company’s revolving credit agreement.

Other expense, net in the current-year quarter includes a $8.8 million expense related to the writedown of a real estate investment.

Effective tax rate for the current-year quarter is lower primarily due to tax planning initiatives related to recent acquisitions.

Net income was adversely affected by an additional expense of approximately $5.7 million related to domestic qualified defined benefit plans, resulting primarily from the amortization of actuarial losses and the recognition of a one-time curtailment loss.

Backlog increased from the prior year due to an increase in order rates throughout most businesses in the Aerospace and Industrial Segments. Backlog declined from the June 30, 2004 amount of $2,203.7 million due to shipments exceeding new order rates during the current-year quarter.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three months ended September 30,
(in millions)	2004	2003
Sales
North America	$832.3	$667.8
International	549.0	421.8
Operating income
North America	119.8	43.0
International	$66.5	$31.3
Operating income, as a percent of sales
North America	14.4%	6.4%
International	12.1%	7.4%
Backlog	$818.1	$618.1

The increase in Industrial North American sales reflects higher end-user demand experienced across all of the Industrial North American markets, particularly in the semi-conductor manufacturing, construction, agriculture, heavy-duty truck and mobile equipment markets. The increase in Industrial International sales is attributed to higher volume across most markets in Europe, Latin America and the Asia Pacific region. Acquisitions and currency rate changes accounted for approximately 1.6 percent of the Industrial North American increase and 17.4 percent of the Industrial International sales increase.

The increase in Industrial North American and Industrial International margins is primarily due to the higher sales volume and benefits realized from the Company’s financial performance initiatives and benefits from past business realignment actions as well as the lower business realignment charges recorded during the current-year quarter.

Included in Industrial North American current-year and prior-year operating income was $0.9 million and $3.7 million, respectively, of business realignment charges and included in Industrial International current-year and prior-year operating income was $0.6 million and $3.0 million, respectively, of business realignment charges. These charges were made as a result of actions the Company took to appropriately structure the Industrial operations to operate in their current economic environment and primarily consisted of severance costs.

The increase in backlog from a year ago is due to higher order rates experienced in virtually all of the markets of the Industrial North American and Industrial International operations. Backlog declined from the June 30, 2004 amount of $840.1 million due to shipments exceeding new order rates in the current-year quarter.

The Company anticipates sales volume in the Industrial Segment for the remainder of fiscal 2005 will continue to exceed the amounts reported for fiscal 2004, however, the rate at which sales will exceed the prior year amounts may not remain at the current quarter rate. Operating income is expected to increase as a result of higher sales and the continued implementation of the Company’s financial performance initiatives and improvements stemming from recent business realignment actions. The Company expects to continue to take the actions necessary to structure appropriately the Industrial Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2005.

Aerospace Segment

	Three months ended September 30,
(in millions)	2004	2003
Sales	$331.1	$284.6
Operating income	$51.3	$37.5
Operating income, as a percent of sales	15.5%	13.2%
Backlog	$1,166.6	$1,055.2

The increase in sales in the Aerospace Segment is primarily due to an increase in both commercial original equipment manufacturer (OEM) and aftermarket volume as well as an increase in military volume. The higher margins were primarily due to product mix as well as the overall higher sales volume partially offset by higher aircraft product liability insurance premiums.

The increase in backlog from a year ago is due to higher order rates experienced in both the commercial and military businesses. Shipments exceeded order rates in the current quarter resulting in the slight decline in backlog from the June 30, 2004 amount of $1,202.7 million. The Company expects an upward trend in commercial order rates for the balance of fiscal 2005 and expects order rates in the military market to remain at current levels.

Climate & Industrial Controls Segment

	Three months ended September 30,
(in millions)	2004	2003
Sales	$165.5	$155.9
Operating income	$15.8	$17.5
Operating income, as a percent of sales	9.6%	11.2%
Backlog	$103.4	$104.8

The increase in sales in the Climate & Industrial Controls Segment is primarily due to higher end-user demand in the commercial refrigeration and general industrial markets. The decrease in margins is primarily due to unfavorable overhead absorption levels as compared to the prior-year quarter as well as the absence of a government grant received in the prior-year quarter.

The lower backlog reflects the decrease in order rates in both the automotive and residential air conditioning markets. For the remainder of fiscal 2005, business conditions in the Climate & Industrial Controls Segment are expected to be the same as those experienced in the first quarter of fiscal 2005.

Other Segment

	Three months ended September 30,
(in millions)	2004	2003
Sales	$69.3	$56.7
Operating income	$10.0	$5.7
Operating income, as a percent of sales	14.4%	10.1%
Backlog	$57.3	$40.9

The Other Segment consists of a business unit which designs and manufactures custom-engineered buildings and a business unit which develops and manufactures chemical car care products and maintenance equipment.

The increase in sales in the Other Segment is primarily due to higher demand in the custom-engineered buildings business unit as well as the effect of currency rate changes. The increased margins resulted primarily from the higher sales volume.

Corporate general and administrative expenses increased to $25.4 million for fiscal 2005 compared to $23.0 million in the prior year. As a percent of sales, corporate general and administrative expenses for the current-year quarter decreased slightly to 1.3 percent compared to 1.4 percent in the prior year.

Included in Other expense (in the Business Segment Results by Industry) in fiscal 2005 are currency transaction losses of $6.7 million, an $8.8 million expense associated with the writedown of a real estate investment, and a $4.6 million pension curtailment loss.

BALANCE SHEET

(in millions)	September 30, 2004	June 30, 2004
Accounts receivable	$1,185.4	$1,201.3
Inventories	1,044.6	991.4
Plant and equipment, net of accumulated depreciation	1,575.9	1,591.9
Other assets	777.8	827.6
Accounts payable, trade	509.2	534.6
Accrued liabilities	533.1	565.4
Accrued domestic and foreign taxes	147.7	124.5
Shareholders’ equity	3,116.5	2,982.5
Working capital	$1,453.9	$1,277.2
Current ratio	2.19	2.01

Accounts receivable are primarily receivables due from customers for sales of product ($1,063.5 million at September 30, 2004 and $1,064.6 million at June 30, 2004). Days sales outstanding relating to trade accounts receivable increased to 50 days from 49 days during the quarter.

Inventories increased $53.2 million since June 30, 2004, with days supply increasing to 72 days from 67 days at June 30, 2004.

Plant and equipment, net of accumulated depreciation, decreased primarily as a result of depreciation exceeding capital expenditures.

Other assets decreased since June 30, 2004 primarily as a result of decreases in qualified benefit plan assets and other investment assets.

Accounts payable, trade decreased from June 30, 2004 primarily in the Industrial Segment.

Accrued liabilities decreased as a result of the payment of fiscal 2004 incentive compensation during the current-year quarter.

Accrued domestic and foreign taxes increased primarily due to higher taxable income in 2005.

Due to the weakening of the dollar, foreign currency translation adjustments resulted in an increase in shareholders’ equity of $28.1 million during the first quarter of fiscal 2005. The translation adjustments primarily affected Accounts receivable, Inventories, Plant and equipment, Goodwill, Long-term debt and Accrued liabilities.

The working capital increase was primarily due to an increase in Cash and cash equivalents and Inventories and a decrease in Accrued liabilities.

STATEMENT OF CASH FLOWS

	Three months ended September 30,
(in millions)	2004	2003
Cash provided by (used in):
Operating activities	$159.8	$144.0
Investing activities	(27.6)	(31.6)
Financing activities	(26.1)	(154.1)
Effect of exchange rates	.7	1.2
Net increase (decrease) in cash and cash equivalents	$106.9	$(40.4)

Cash flows from operating activities - The change in net cash provided by operating activities in fiscal 2005 is primarily due to an increase in net income and an increase in other assets, mostly offset by a decrease in working capital items, particularly Inventories. Other assets increased primarily due to the decrease in qualified benefit plan assets.

Cash flow used in investing activities - The decrease in the amount of cash used in investing activities in fiscal 2005 is attributable to the writedown of a real estate investment, partially offset by a $3.3 million increase in capital expenditures.

Cash flow from financing activities - In fiscal 2005 the Company decreased its outstanding borrowings by a net total of $3.5 million compared to a decrease of $145.6 million in fiscal 2004.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of 34 to 37 percent.

Debt to Debt-Equity Ratio (in millions)	September 30, 2004	June 30, 2004
Debt	$988.2	$989.0
Debt & equity	$4,104.6	$3,971.5
Ratio	24.1%	24.9%

The Company has committed lines of credit totaling $1,025 million through two multi-currency unsecured revolving credit agreements with a group of banks, all of which was available as of September 30, 2004. One agreement, totaling $625 million, expires in September 2008 and the other, totaling $400 million, expires September 2009. The credit agreements support the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch, Inc. These ratings are considered investment grade. These revolving credit agreements require facility fees of up to 8/100ths of one percent of the commitment per annum at the Company’s present rating level. The revolving credit agreements contain provisions that increase the facility fee of the credit agreement in the event the Company’s credit ratings are lowered. A lowering of the Company’s credit ratings would not limit the Company’s ability to use the credit agreements nor would it accelerate the repayment of any outstanding borrowings.

The Company’s revolving credit agreements and certain debt agreements contain certain financial and other covenants, the violation of which would limit or preclude the use of the agreements for future borrowings. The most restrictive financial covenant provides that the ratio of debt to total capitalization be less than 60 percent. As of September 30, 2004, the ratio of debt to total capitalization was 24.1 percent compared to 24.9 percent as of June 30, 2004. The Company is in compliance with all covenants and expects to remain in compliance during the term of the agreements.

FORWARD-LOOKING STATEMENTS

Forward-looking statements contained in this Report on Form 10-Q and other written reports and oral statements are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. All statements regarding future performance, earnings projections, events or developments are forward-looking statements. It is possible that the future performance and earnings projections of the Company may differ materially from current expectations, depending on economic conditions within both its industrial and aerospace markets, and the Company’s ability to achieve anticipated benefits associated with announced realignment activities, strategic initiatives to improve operating margins and growth initiatives. A change in the economic conditions in individual markets may have a particularly volatile effect on segment performance. Among other factors which may affect future performance are:

•	changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments,

•	uncertainties surrounding timing, successful completion or integration of acquisitions,

•	threats associated with and efforts to combat terrorism,

•	competitive market conditions and resulting effects on sales and pricing,

•	increases in raw material costs that cannot be recovered in product pricing,

•	the Company’s ability to manage rising costs related to employee retiree and health care benefits and insurance, and

•	global economic factors, including currency exchange rates, difficulties entering new markets and general economic conditions such as inflation and interest rates.

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

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates. As of September 30, 2004, the Company has no interest rate swap agreements.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the first quarter of fiscal 2005. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

PARKER-HANNIFIN CORPORATION

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 through July 31, 2004	61,515(2)	$57.3768	56,100	2,727,516
August 1, 2004 through August 31, 2004	60,700	$55.3652	60,700	2,666,816
September 1, 2004 through September 30, 2004	60,900	$56.9613	60,900	2,605,916

Total:	183,115	$56.5718	177,700	2,605,916

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase of up to 3.0 million shares of its common stock. Such amount was subsequently adjusted to 6.75 million shares as a result of stock splits in June 1995 and September 1997. On July 14, 1998, the Company publicly announced that its Board of Directors authorized the repurchase of an additional 4.0 million shares of its common stock. There is no expiration date for the Company’s repurchase program.
(2)	Includes 5,415 shares surrendered to the Company by executive officers in order to satisfy tax withholding obligations upon the vesting of restricted stock under the Company’s 1999-00-01 Long Term Incentive Plan.

Item 5. Other Information.

On August 11, 2004 the Compensation and Management Development Committee of the Registrant approved a consulting arrangement between the Registrant and Duane E. Collins to be effective on October 27, 2004. Mr. Collins retired as Chairman of the Board of Directors of the Registrant on October 27, 2004 and will remain as a Director of the Registrant. Mr. Collins’ responsibilities under the consulting arrangement include:

1.	Developing, facilitating and/or continuing existing business contacts and relationships which may be beneficial to the Registrant;

2.	Serving on Boards of public companies and providing advice and counsel to the Registrant’s Chief Executive Officer and Secretary on corporate governance issues;

3.	Engaging in community activities that may enhance the Registrant’s reputation; and

4.	Engaging in such other activities as the Registrant may reasonably request.

Mr. Collins will receive annual compensation in the amount of $175,000 for his services as a director and for the services rendered pursuant to the consulting arrangement. He will also receive use of the Registrant’s plane and facilities, a leased automobile, and reimbursement of certain expenses including club memberships and estate and tax planning services. The consulting arrangement will remain in effect through October 2006.

Item 6. Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit 10		Description of Duane E. Collins Consulting/Director Compensation Arrangement

Exhibit 12		Computation of Ratio of Earnings to Fixed Charges as of September 30, 2004.

Exhibit 31	(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31	(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Timothy K. Pistell
Timothy K. Pistell
Vice President - Finance and Administration
and Chief Financial Officer

Date: October 29, 2004

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10	Description of Duane E. Collins Consulting/Director Compensation Arrangement.

12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2004.

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.