Form 10-Q
period 2004-12-31
PARKER HANNIFIN CORP
filed 2005-02-03
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of Common Shares outstanding at December 31, 2004    120,171,318

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net sales	$1,942,887	$1,593,340	$3,862,855	$3,155,445
Cost of sales	1,546,357	1,313,802	3,056,756	2,596,684

Gross profit	396,530	279,538	806,099	558,761
Selling, general and administrative expenses	220,846	183,524	417,980	358,441
Interest expense	17,288	17,267	33,504	39,018
Other (income) expense, net	(1,618)	760	9,229	2,396

Income from continuing operations before income taxes	160,014	77,987	345,386	158,906
Income taxes	46,161	24,493	101,000	51,025

Income from continuing operations	$113,853	$53,494	$244,386	$107,881
Income from discontinued operations	57,274	2,277	59,524	4,581

Net income	$171,127	$55,771	$303,910	$112,462

Basic earnings per share:
Income from continuing operations	$.96	$.46	$2.06	$.92
Income from discontinued operations	.48	.01	.50	.04

Net income per share	$1.44	$.47	$2.56	$.96

Diluted earnings per share:
Income from continuing operations	$.94	$.45	$2.03	$.91
Income from discontinued operations	.47	.02	.49	.04

Net income per share	$1.41	$.47	$2.52	$.95

Cash dividends per common share	$.19	$.19	$.38	$.38

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

(Unaudited)

	December 31, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$116,861	$183,847
Accounts receivable, net	1,158,785	1,174,601
Inventories:
Finished products	520,861	437,705
Work in process	439,123	415,440
Raw materials	160,009	123,113

	1,119,993	976,258

Prepaid expenses	42,070	43,907
Deferred income taxes	115,187	112,828

Total current assets	2,552,896	2,491,441

Plant and equipment	3,851,894	3,616,567
Less accumulated depreciation	2,184,105	2,030,578

	1,667,789	1,585,989
Goodwill	1,464,322	1,177,532
Intangible assets, net	205,085	102,085
Other assets	791,002	826,262
Net assets of discontinued operations	—	51,924

Total assets	$6,681,094	$6,235,233

LIABILITIES
Current liabilities:
Notes payable	$81,082	$35,198
Accounts payable, trade	490,134	525,113
Accrued liabilities	535,755	555,303
Accrued domestic and foreign taxes	98,907	123,030

Total current liabilities	1,205,878	1,238,644

Long-term debt	988,828	953,796
Pensions and other postretirement benefits	828,423	813,635
Deferred income taxes	85,436	79,028
Other liabilities	185,127	167,676

Total liabilities	3,293,692	3,252,779
SHAREHOLDERS’ EQUITY
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 120,403,088 shares at December 31 and 119,711,057 shares at June 30	60,202	59,856
Additional capital	474,795	451,891
Retained earnings	3,099,632	2,840,787
Unearned compensation related to guarantee of ESOP debt	(42,493)	(48,868)
Deferred compensation related to stock options	2,347	2,347
Accumulated other comprehensive (loss)	(192,236)	(311,710)

	3,402,247	2,994,303

Less treasury shares, at cost: 231,770 shares at December 31 and 227,067 shares at June 30	(14,845)	(11,849)

Total shareholders’ equity	3,387,402	2,982,454

Total liabilities and shareholders’ equity	$6,681,094	$6,235,233

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$303,910	$112,462
Adjustments to reconcile net income to net cash provided by operations:
Net (income) from discontinued operations	(59,524)	(4,581)
Depreciation	125,661	122,681
Amortization	6,445	4,458
Deferred income taxes	1,488	(4,399)
Foreign currency transaction loss (gain)	7,314	(928)
(Gain) loss on sale of plant and equipment	(158)	1,449
Changes in assets and liabilities:
Accounts receivable, net	113,343	110,816
Inventories	(47,569)	29,341
Prepaid expenses	5,025	14,420
Other assets	41,082	16,889
Accounts payable, trade	(70,367)	(3,497)
Accrued payrolls and other compensation	(52,081)	(43,163)
Accrued domestic and foreign taxes	(30,746)	17,053
Other accrued liabilities	3,591	(17,980)
Pensions and other postretirement benefits	(2,803)	3,798
Other liabilities	7,548	12,367

Net cash provided by operating activities	352,159	371,186

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $2,522 in 2004)	(486,980)	(6,877)
Capital expenditures	(78,877)	(69,921)
Proceeds from sale of plant and equipment	12,976	7,380
Proceeds from sale of business	120,000	—
Other	7,114	4,910

Net cash (used in) investing activities	(425,767)	(64,508)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common share activity	20,255	32,551
Payments of (proceeds from) notes payable, net	46,447	(6,890)
Proceeds from long-term borrowings	96	8,259
Payments of long-term borrowings	(3,657)	(410,341)
Dividends	(45,065)	(44,437)

Net cash provided by (used in) financing activities	18,076	(420,858)
Net cash (used in) provided by discontinued operations	(16,199)	5,135
Effect of exchange rate changes on cash	4,745	1,242

Net (decrease) in cash and cash equivalents	(66,986)	(107,803)
Cash and cash equivalents at beginning of year	183,847	245,850

Cash and cash equivalents at end of period	$116,861	$138,047

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

The Company also reports a Climate & Industrial Controls Segment and an Other Segment. The Climate & Industrial Controls Segment manufactures motion-control systems and components for use primarily in the refrigeration and air conditioning and transportation industries. The Other Segment consists of a business unit which designs and manufactures custom-engineered buildings. In December 2004, the Company divested the business unit which was included in the Other Segment which develops and manufactures chemical car care products and maintenance equipment. This business unit has been classified as discontinued operations for all periods presented.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Business Segment Results by Industry

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net sales
Industrial:
North America	$819,243	$685,412	$1,651,581	$1,353,189
International	583,221	441,445	1,132,194	863,269
Aerospace	326,961	289,792	658,095	574,423
Climate & Industrial Controls	176,506	144,698	341,976	300,648
Other	36,956	31,993	79,009	63,916

Total	$1,942,887	$1,593,340	$3,862,855	$3,155,445

Segment operating income
Industrial:
North America	$99,862	$48,837	$219,671	$91,882
International	61,615	29,619	128,088	60,951
Aerospace	49,540	34,837	100,834	72,322
Climate & Industrial Controls	8,911	10,459	24,728	27,973
Other	4,744	983	11,517	3,158

Total segment operating income	224,672	124,735	484,838	256,286
Corporate general and administrative expenses	30,616	25,087	55,971	48,006

Income from continuing operations before interest expense and other	194,056	99,648	428,867	208,280
Interest expense	17,288	17,267	33,504	39,018
Other expense	16,754	4,394	49,977	10,356

Income from continuing operations before income taxes	$160,014	$77,987	$345,386	$158,906

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1.	Management representation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2004, the results of operations for the three and six months ended December 31, 2004 and 2003 and cash flows for the six months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

2.	Stock incentive plans

The Company applies the intrinsic-value based method to account for stock options and makes no charges against earnings with respect to options granted. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income, as reported	$171,127	$55,771	$303,910	$112,462
Add: Stock-based employee compensation expense included in reported net income, net of tax	5,250	1,897	8,104	3,038
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax	9,855	6,931	17,299	12,698

Pro forma net income	$166,522	$50,737	$294,715	$102,802

Earnings per share:
Basic – as reported	$1.44	$.47	$2.56	$.96
Basic – pro forma	$1.40	$.43	$2.49	$.88
Diluted – as reported	$1.41	$.47	$2.52	$.95
Diluted – pro forma	$1.37	$.43	$2.45	$.87

3.	New accounting pronouncements

Effective July 1, 2004, the Company adopted the provisions of FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The implementation of this accounting pronouncement did not have a material effect on the Company’s results of operations, financial position or cash flows.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This Statement requires certain abnormal expenses (e.g., idle facility expense) be recognized as current-period charges. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and is not expected to have a material effect on the Company’s results of operations, financial position or cash flows.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement is effective for the Company beginning July 1, 2005. The Company is currently reviewing various fair-value based measurement models to value its share-based payment transactions and it is unknown at this time whether the amounts reflected in footnote 2 will approximate the effect of the adoption of this Statement.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from calendar 2005 through 2010. The Act also provides for a two-year phase-out of the existing extraterritorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company has not yet completed its analysis of the net effect of the phase-out of the ETI and the phase-in of the new deduction but does not anticipate the net effect to have a material effect on the Company’s effective tax rate. In accordance with FASB Staff Position No. FAS 109-1, the impact of the new deduction will be reported in the period in which the deduction is claimed on the Company’s tax return. The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by creating an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, at this time, uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company has not yet decided on whether, and to what extent, the Company might repatriate foreign earnings that have not yet been remitted to the U.S and therefore cannot estimate at this time the effect on income tax expense of any repatriation of accumulated foreign earnings.

4.	Product warranty

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of December 31, 2004 and June 30, 2004 is immaterial to the financial position of the Company and the change in the accrual for the current quarter and first six months of fiscal 2005 is immaterial to the Company’s results of operations and cash flows.

5.	Investments and other assets

During the first quarter of fiscal 2005, the Company recognized an impairment loss of $8,766 ($5,470 after-tax or $.05 per share) related to a real estate investment. The impairment loss resulted from a cash flow analysis performed by the Company which indicated that the carrying value of the investment was not recoverable. The loss is reflected in the Other (income) expense, net caption in the Consolidated Statement of Income and in the Other caption in the Cash Flow From Investing Activities section of the Consolidated Statement of Cash Flows for the first six months of fiscal 2005.

6.	Earnings per share

The following table presents a reconciliation of the denominator of basic and diluted earnings per share for the three and six months ended December 31, 2004 and 2003.

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003.
Numerator:
Income from continuing operations	$113,853	$53,494	$244,386	$107,881

Denominator:
Basic - weighted average common shares	118,899,161	117,490,153	118,593,863	117,196,923
Increase in weighted average from dilutive effect of exercise of stock options	2,223,794	1,513,728	1,823,630	1,189,652

Diluted - weighted average common shares, assuming exercise of stock options	121,122,955	119,003,881	120,417,493	118,386,575

Basic earnings per share from continuing operations	$.96	$.46	$2.06	$.92
Diluted earnings per share from continuing operations	$.94	$.45	$2.03	$.91

For the three months ended December 31, 2004 and 2003, 1,018 and 22,959 common shares subject to stock options, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended December 31, 2004 and 2003, 289,473 and 583,235 common shares subject to stock options, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

7.	Stock repurchase program

The Company has a program to repurchase the Company’s common shares on the open market, at prevailing prices, and the systematic repurchase of up to $10 million in common shares each fiscal quarter. Repurchases are primarily funded from operating cash flows and the shares are initially held as treasury stock. During the three-month period ended December 31, 2004, the Company purchased 144,000 shares of its common stock at an average price of $70.05 per share. Year-to-date, the Company has purchased 321,700 shares at an average price of $62.56 per share.

8.	Comprehensive income

The Company’s items of other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains (losses) on marketable equity securities. Comprehensive income for the three and six months ended December 31, 2004 and 2003 was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income	$171,127	$55,771	$303,910	$112,462
Foreign currency translation adjustments	102,033	59,094	130,175	71,544
Realized (gains) losses on marketable equity securities	(7)	(1,011)	34	(1,011)
Unrealized gains (losses) on marketable equity securities	16	5,979	(10,735)	6,496

Comprehensive income	$273,169	$119,833	$423,384	$189,491

The unrealized gains (losses) on marketable equity securities are net of taxes of $10 and $6,450 for the three and six months ended December 31, 2004, respectively, and $3,603 and $3,915 for the three and six months ended December 31, 2003, respectively. The realized (gains) losses on marketable equity securities are net of taxes of $4 and $21 for the three and six months ended December 31, 2004, respectively, and $609 for the three and six months ended December 31, 2003, respectively and are reflected in the Other (income) expense, net caption in the Consolidated Statement of Income.

9.	Business realignment charges

During the second quarter of fiscal 2005, the Company recorded a $1,056 charge ($708 after-tax or $.01 per share) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily related to severance costs attributable to 35 employees in the Industrial Segment. A significant portion of the severance payments have been made with the remaining payments expected to be made by June 30, 2005. The business realignment costs are primarily presented in the Cost of sales caption in the Consolidated Statement of Income for the three months ended December 31, 2004.

During the first six months of fiscal 2005, the Company recorded charges of $2,515 ($1,618 after-tax or $.02 per share) for business realignment costs primarily related to the Industrial Segment. The business realignment costs are presented in the Consolidated Statement of Income for the six months ended December 31, 2004 as follows: $2,075 in Cost of sales and $440 in Selling, general and administrative expenses.

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

9.	Business realignment charges, continued

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

10.	Goodwill and intangible assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2004 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Other Segment	Total
Balance June 30, 2004	$926,603	$79,623	$96,705	$74,601	$1,177,532
Acquisitions	74,686		169,661		244,347
Foreign currency translation	34,642	185	1,638	8,246	44,711
Goodwill adjustments	(1,030)		11	(1,249)	(2,268)

Balance December 31, 2004	$1,034,901	$79,808	$268,015	$81,598	$1,464,322

“Goodwill adjustments” primarily represent final adjustments to the purchase price allocation for acquisitions completed within the last twelve months.

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	December 31, 2004		June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$48,315	$16,720	$36,077	$14,491
Trademarks	84,742	4,744	38,298	3,057
Engineering drawings and other	108,488	14,996	56,148	10,890

Total	$241,545	$36,460	$130,523	$28,438

Total intangible amortization expense for the six months ended December 31, 2004 was $5,611. The estimated amortization expense for the five years ending June 30, 2005 through 2009 is $14,495, $15,311, $14,281, $13,291 and $12,459, respectively.

11.	Retirement benefits

Net periodic pension cost recognized included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Service cost	$14,242	$16,161	$32,453	$33,072
Interest cost	32,677	29,026	64,964	59,241
Expected return on plan assets	(33,884)	(33,038)	(67,075)	(64,159)
Net amortization and deferral and other	13,280	11,868	31,703	22,811

Net periodic benefit cost	$26,315	$24,017	$62,045	$50,965

Net amortization and deferral for the six months ended December 31, 2004 includes a curtailment loss of $4,610. The curtailment loss results from the recognition of unamortized prior service costs related to certain North American employees who have elected to terminate their participation in a defined benefit pension plan and receive future pension benefits under a defined contribution scheme.

Postretirement benefit cost included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Service cost	$485	$437	$930	$817
Interest cost	1,572	1,569	3,206	3,134
Net amortization and deferral and other	(7)	236	119	205

Net periodic benefit cost	$2,050	$2,242	$4,255	$4,156

12.	Acquisitions and discontinued operations

In October 2004, the Company completed its acquisition of the Sporlan Valve Company. Sporlan is a manufacturer of refrigeration and air conditioning components, controls and systems. In November 2004, the Company acquired Acadia Elastomers Corporation, a producer of sealing solutions. Combined annual sales for these businesses and other businesses acquired during the quarter were approximately $320 million. Total purchase price for all businesses acquired during the second quarter of fiscal 2005 was approximately $487 million in cash and was funded from existing cash on hand and commercial paper borrowings. The results of operations for all acquisitions are included as of the respective dates of acquisition. The purchase price allocations for certain of the fiscal 2005 acquisitions are preliminary and may require subsequent adjustment.

12.	Acquisitions and discontinued operations, continued

In December 2004, the Company divested a business unit which develops and manufactures chemical car care products and maintenance equipment. This business was part of the Other Segment for segment reporting purposes. The following results of operations for this business unit have been presented as discontinued operations for all periods presented.

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net sales	$28,261	$27,682	$55,485	$52,494
Earnings before income taxes	3,029	3,383	6,336	7,077
Net income	1,922	2,277	4,172	4,581
Gain on disposal (net of taxes of $11,147)	$55,352		$55,352

As of December 31, 2004, there were no assets or liabilities remaining from the discontinued operations. The net assets of the discontinued operations as of June 30, 2004 primarily consisted of the following:

June 30, 2004
Asset (liability)

Accounts receivable	$24,430
Inventory	15,120
Goodwill	20,879
Property, plant and equipment, net	5,865
Accounts payable	(9,448)
Other liabilities	$(5,894)

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004

AND COMPARABLE PERIODS ENDED DECEMBER 31, 2003

OVERVIEW

The Company is a leading worldwide-diversified manufacturer of motion control technologies and systems, providing precision engineered solutions for a wide variety of commercial, mobile, industrial and aerospace markets. The Company’s order rates are highly indicative of the Company’s future revenues and thus a key metric for future performance. The Company publishes its order rates on a monthly basis. The lead time between the time an order is received and revenue is realized can range from one day to 12 weeks for commercial, mobile and industrial orders and three to 18 months for aerospace orders. The Company believes the leading economic indicators of these markets that have a strong correlation to the Company’s future order rates are the Institute of Supply Management (ISM) index of manufacturing activity with respect to commercial, mobile and industrial markets and aircraft miles flown, revenue passenger miles and Department of Defense spending for aerospace markets. An ISM index above 50 indicates that the manufacturing economy is expanding resulting in the expectation that the Company’s order rates in the commercial, mobile and industrial markets should be increasing. The ISM index at the end of December 2004 was 58.6 compared to 58.5 at the end of September 2004 and 61.1 at the end of June 2004. With respect to the aerospace market, aircraft miles flown and passenger miles have shown slight improvement over comparable fiscal 2004 levels and the Company anticipates that Department of Defense spending will remain at its current level or be down slightly in the near term.

The Company’s major opportunities for growth are as follows:

•	Leverage the Company’s broad product line with customers desiring to consolidate their vendor base and outsource engineering,

•	Marketing systems solutions for customer applications,

•	Expand the Company’s business presence in non-North American markets,

•	New product introductions, and

•	Strategic acquisitions.

The financial condition of the Company remains strong as evidenced by the continued generation of substantial cash flows from operations, a debt to debt-equity ratio under 25 percent, ample borrowing capabilities and strong credit ratings.

Many acquisition opportunities remain available to the Company within its target markets. During the first half of fiscal 2005, the Company completed four acquisitions with combined annual revenues of approximately $320 million. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess the strategic fit of its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term fit for the Company, as evidenced by the divestiture of the automotive chemical business unit in the current quarter.

Current challenges facing the Company include maintaining premier customer service levels while benefiting from strong customer demand, successfully matching price increases to raw material price increases and the rising costs related to employee retirement and health care benefits, insurance, and compliance with the provisions of the Sarbanes-Oxley Act and other corporate governance measures. The Company has implemented a number of strategic financial performance initiatives relating to growth and margin improvement in order to meet these challenges including strategic procurement, strategic pricing, lean manufacturing and business realignments.

The discussion below is structured to provide a separate analysis of the Consolidated Statement of Income, Results by Business Segment, Balance Sheet and Statement of Cash Flows.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2004	2003	2004	2003
Net sales	$1,942.9	$1,593.3	$3,862.9	$3,155.4
Gross profit	$396.5	$279.5	$806.1	$558.8
Gross profit margin	20.4%	17.5%	20.9%	17.7%
Selling, general and administrative expenses	$220.8	$183.5	$418.0	$358.4
Selling, general and administrative expenses, as a percent of sales	11.4%	11.5%	10.8%	11.4%
Interest expense	$17.3	$17.3	$33.5	$39.0
Other (income) expense, net	$(1.6)	$0.8	$9.2	$2.4
Effective tax rate from continuing operations	28.8%	31.4%	29.2%	32.1%
Income from continuing operations	$113.9	$53.5	$244.4	$107.9
Income from continuing operations, as a percent of sales	5.9%	3.4%	6.3%	3.4%
Discontinued operations	$57.3	$2.3	$59.5	$4.6
Backlog	$2,294.9	$1,927.7	$2,294.9	$1,927.7

Net sales for the second quarter and first six months of fiscal 2005 increased 21.9 percent and 22.4 percent, respectively, over the comparable prior year sales amounts reflecting higher volume experienced in all Segments. Acquisitions made in the last 12 months and the effect of currency rate changes contributed to about one-half of the sales increase in the current-year quarter and about 40 percent of the increase for the first six months of fiscal 2005.

Gross profit margin increased in the second quarter and first six months of fiscal 2005 due to a combination of the increase in sales as well as the effects of the Company’s financial performance initiatives. Included are business realignment charges of $1.0 million and $3.6 million in the current-year quarter and prior-year quarter, respectively, and $2.1 million and $10.4 million for the first six months of fiscal 2005 and 2004, respectively (see Note 9 on page 9 for further discussion).

Selling, general and administrative expenses increased for the current-year quarter and first six months of fiscal 2005 primarily due to higher expenses related to employee health and welfare plans.

Interest expense for the current-year quarter was unchanged from the prior-year quarter and decreased 14.1 percent for the first six months of fiscal 2005. The decrease in expense is due to a combination of lower average debt outstanding and a lower average interest rate on outstanding debt. Interest expense for the first six months of fiscal 2004 included expenses associated with renewing the Company’s revolving credit agreement.

Other (income) expense, net for the first six months of fiscal 2005 included an $8.8 million expense related to the writedown of a real estate investment.

Effective tax rate from continuing operations for the current-year quarter and first six months of fiscal 2005 is lower primarily due to tax planning initiatives related to recent acquisitions. The Company is currently pursuing a research and development tax credit initiative with the Internal Revenue Service. A favorable result from this initiative will result in a lower effective tax rate for the balance of fiscal 2005.

Income from continuing operations for the current-year quarter and first six months of fiscal 2005 was adversely affected by an additional expense of approximately $2.1 million and $7.8 million, respectively, related to domestic qualified defined benefit plans, resulting primarily from the amortization of actuarial losses. The additional pension expense for the first six months of fiscal 2005 includes the recognition of a one-time curtailment loss of $2.9 million.

Discontinued operations represents the operating results, net of tax, of the business unit divested in December 2004. The divested business unit develops and manufactures chemical car care products and maintenance equipment. Included in the discontinued operations amount for the three and six months ended December 31, 2004 is an after-tax gain on the sale of approximately $55.4 million.

Backlog increased from the prior year due to an increase in order rates throughout most businesses in the Aerospace and Industrial Segments. Backlog at June 30, 2004 was $2,202.9 million.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2004	2003	2004	2003
Net sales
North America	$819.2	$685.4	$1,651.6	$1,353.2
International	583.2	441.4	1,132.2	863.3
Operating income
North America	99.9	48.8	219.7	91.9
International	$61.6	$29.6	$128.1	$61.0
Operating income, as a percent of net sales
North America	12.2%	7.1%	13.3%	6.8%
International	10.6%	6.7%	11.3%	7.1%
Backlog	$929.8	$687.5	$929.8	$687.5

The Industrial Segment operations experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending December 31
	Three months	Six months
Industrial North America – as reported	19.5%	22.1%
Acquisitions	5.5%	3.9%
Currency	0.5%	0.4%

Industrial North America – without acquisitions and currency	13.5%	17.8%

Industrial International – as reported	32.1%	31.2%
Acquisitions	9.9%	9.6%
Currency	10.4%	9.3%

Industrial International – without acquisitions and currency	11.8%	12.3%

	Period ending December 31
	Three months	Six months
Total Industrial Segment – as reported	24.5%	25.6%
Acquisitions	7.2%	6.1%
Currency	4.4%	3.8%

Total Industrial Segment – without acquisitions and currency	12.9%	15.7%

The above presentation reconciles the percentage changes in net sales of the Industrial operations reported in accordance with U.S. GAAP to percentage changes in net sales adjusted to remove the effects of acquisitions made within the prior four fiscal quarters as well as the effects of currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.

Excluding the effects of acquisitions and currency-rate changes, the increase in Industrial North American net sales for the current-year quarter and first six months of fiscal 2005 primarily results from higher end-user demand experienced across all of the Industrial North American markets, particularly in the construction, agriculture, heavy-duty truck, mobile equipment and petrochemical markets. Excluding the effects of acquisitions and currency-rate changes, the increase in Industrial International net sales for the current-year quarter and first six months of 2005 is primarily attributed to higher volume across most markets in Europe, Latin America and the Asia Pacific region.

The increase in Industrial North American and Industrial International margins for the current-year quarter and first six months of fiscal 2005 is primarily due to the higher sales volume and benefits realized from the Company’s financial performance initiatives and benefits from past business realignment actions. Lower business realignment charges recorded during the first six months of fiscal 2005 versus fiscal 2004 also contributed to the margin improvement.

Included in Industrial North American operating income are business realignment charges of $0.4 million and $1.3 million in the current quarter and first six months of fiscal 2005, respectively, and $2.6 million and $6.3 million in the prior-year quarter and first six months of fiscal 2004, respectively. Included in Industrial International operating income are business realignment charges of $0.5 million and $1.1 million in the current quarter and first six months of fiscal 2005, respectively, and $0.2 million and $3.3 million in the prior-year quarter and first six months of fiscal 2004, respectively. The business realignment charges resulted from actions the Company took to structure the Industrial operations to operate in their evolving economic environment and primarily consisted of severance costs.

The increase in December 31, 2004 backlog from a year ago and the June 30, 2004 amount of $840.1 million is due to higher order rates experienced in virtually all of the markets of the Industrial North American and Industrial International operations.

The Company anticipates sales volume in the Industrial Segment for the remainder of fiscal 2005 will continue to exceed the amounts reported for fiscal 2004 as order rates in virtually all markets of the Industrial Segment continue to exceed prior period levels. The Company, however, cautions that the rate at which sales will exceed the prior year amounts may not remain at the current quarter rate of increase due to tougher year-over-year comparisons. Operating income is expected to increase over prior-year levels as a result of higher sales and the continued implementation of the Company’s financial performance initiatives and improvements stemming from recent business realignment actions. The Company expects to continue to take the actions necessary to structure appropriately the Industrial Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2005.

Aerospace Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2004	2003	2004	2003
Net sales	$327.0	$289.8	$658.1	$574.4
Operating income	$49.5	$34.8	$100.8	$72.3
Operating income, as a percent of net sales	15.2%	12.0%	15.3%	12.6%
Backlog	$1,155.5	$1,072.5	$1,155.5	$1,072.5

The increase in net sales in the Aerospace Segment for the current-year quarter and first six months of fiscal 2005 is primarily due to an increase in both commercial original equipment manufacturer (OEM) and aftermarket volume as well as an increase in military volume, particularly in the military aftermarket business. The higher margins for the current-year quarter and first six months of fiscal 2005 were primarily due to product mix as well as the overall higher sales volume partially offset by higher aircraft product liability insurance premiums.

The increase in backlog from a year ago is due to higher order rates experienced in both the commercial and military businesses. Shipments exceeded order rates for the first six months of fiscal 2005 resulting in the slight decline in backlog from the June 30, 2004 amount of $1,202.7 million. The Company expects an upward trend in commercial order rates for the balance of fiscal 2005 and expects order rates in the military market to remain at current levels.

Climate & Industrial Controls Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2004	2003	2004	2003
Net sales	$176.5	$144.7	$342.0	$300.6
Operating income	$8.9	$10.5	$24.7	$28.0
Operating income, as a percent of net sales	5.0%	7.2%	7.2%	9.3%
Backlog	$149.6	$125.0	$149.6	$125.0

The Climate & Industrial Controls Segment operations experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending December 31
	Three months	Six months
CIC Segment – as reported	22.0%	13.7%
Acquisitions	21.4%	10.3%
Currency	2.8%	2.0%

CIC Segment – without acquisitions and currency	(2.2)%	1.4%

The above presentation reconciles the percentage changes in net sales of the Climate & Industrial Controls Segment reported in accordance with U.S. GAAP to percentage changes in net sales adjusted to remove the effects of acquisitions made within the prior four fiscal quarters as well as the effects of currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.

Excluding the effects of acquisitions and currency-rate changes, the decrease in net sales in the Climate & Industrial Controls Segment for the current-year quarter is primarily due to lower end-user demand in the automotive market. The increase in net sales for the first six months of fiscal 2005 is primarily due to higher end-user demand in the commercial refrigeration and general industrial markets experienced earlier in the fiscal year. The decrease in margins in both the second quarter and first six months of fiscal 2005 is primarily due to unfavorable overhead absorption levels as compared to the prior-year periods as well as the absence of a government grant received in the prior year.

The higher backlog at December 31, 2004 and the June 30, 2004 amount of $112.0 million is due to acquisitions offsetting a decrease in order rates in both the automotive and residential air conditioning markets. For the remainder of fiscal 2005, business conditions in the Climate & Industrial Controls Segment are expected to be the same as those experienced in the first six months of fiscal 2005 with operating margins expected to remain at levels comparable to fiscal 2004.

Other Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2004	2003	2004	2003
Net sales	$37.0	$32.0	$79.0	$63.9
Operating income	$4.7	$1.0	$11.5	$3.2
Operating income, as a percent of net sales	12.8%	3.1%	14.6%	4.9%
Backlog	$60.0	$42.7	$60.0	$42.7

The Other Segment consists of a business unit which designs and manufactures custom-engineered buildings.

The Other Segment operations experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending December 31
	Three months	Six months
Other Segment – as reported	15.5%	23.6%
Currency	10.8%	10.6%

Other Segment – without currency	4.7%	13.0%

The above presentation reconciles the percentage changes in net sales of the Other Segment reported in accordance with U.S. GAAP to percentage changes in net sales adjusted to remove the effects of currency exchange rates. The effects of currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.

Excluding the effect of currency-rate changes, the increase in net sales and margins in the Other Segment is primarily due to higher demand for custom-engineered buildings as the economy in Europe continues to strengthen.

Corporate general and administrative expenses increased to $30.6 million and $56.0 million for the current-year quarter and first six months of fiscal 2005, respectively, compared to $25.1 million and $48.0 million for the prior-year quarter and first six months of fiscal 2004, respectively. As a percent of sales, corporate general and administrative expenses for the current-year quarter remained at 1.6 percent and decreased slightly to 1.4 percent for the first six months of fiscal 2005 compared to 1.5 percent for the first six months of fiscal 2004.

Included in Other expense (in the Business Segment Results by Industry) in the current-year quarter are currency transaction losses of $3.3 million, $5.9 million of expense related to pensions and a $2.3 million LIFO adjustment. Included in Other expense for the first six months of fiscal 2005 are currency transaction losses of $10.0 million, an $8.8 million expense associated with the writedown of a real estate investment, and $16.6 million in expense relating to pensions.

DISCONTINUED OPERATIONS

In December 2004, the Company divested a business unit which develops and manufactures chemical car care products and maintenance equipment. This business unit was acquired by the Company in July 2000 as part of the Wynn’s International acquisition. The following results of operations of this business unit, previously included in the Other Segment, have been presented as discontinued operations in the financial statements for all periods presented.

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2004	2003	2004	2003
Net sales	$28,261	$27,682	$55,485	$52,494
Operating income, net of taxes	1,922	2,277	4,172	4,581
Gain on sale of discontinued operations, net of taxes	55,352		55,352
Income from discontinued operations	$57,274	$2,277	$59,524	$4,581

BALANCE SHEET

(dollars in millions)	December 31, 2004	June 30, 2004

Accounts receivable	$1,158.8	$1,174.6
Inventories	1,120.0	976.3
Plant and equipment, net of accumulated depreciation	1,667.8	1,586.0
Other assets	791.0	826.3
Accounts payable, trade	490.1	525.1
Accrued liabilities	535.8	555.3
Accrued domestic and foreign taxes	98.9	123.0
Shareholders’ equity	3,387.4	2,982.5
Working capital	$1,347.0	$1,252.8
Current ratio	2.12	2.01

Accounts receivable are primarily receivables due from customers for sales of products ($1,008.2 million at December 31, 2004 and $1,039.1 million at June 30, 2004). Days sales outstanding relating to trade accounts receivable remained at 48 days during the first six months of fiscal 2005.

Inventories increased $143.7 million since June 30, 2004 primarily due to acquisitions and the effect of currency rate changes, with days supply increasing to 75 days from 67 days at June 30, 2004.

Plant and equipment, net of accumulated depreciation, increased primarily as a result of acquisitions.

Other assets decreased since June 30, 2004 primarily as a result of decreases in qualified benefit plan assets and other investment assets.

Accounts payable, trade decreased from June 30, 2004 across all the Company’s Segments due primarily to a reduction in production schedules due to the holiday season.

Accrued liabilities decreased as a result of the payment of fiscal 2004 incentive compensation during the current-year first quarter partially offset by higher accrual rates for incentive compensation in fiscal 2005.

Accrued domestic and foreign taxes decreased primarily due to the payment of estimated income taxes for fiscal 2005 during the second quarter.

Due to the weakening of the dollar, foreign currency translation adjustments resulted in an increase in shareholders’ equity of $130.2 million during the first half of fiscal 2005. The translation adjustments primarily affected Accounts receivable, Inventories, Plant and equipment, Goodwill, Long-term debt, Accounts payable, trade and Accrued liabilities.

STATEMENT OF CASH FLOWS

	Six months ended December 31,
(dollars in millions)	2004	2003
Cash provided by (used in):
Operating activities	$352.2	$371.2
Investing activities	(425.8)	(64.5)
Financing activities	18.1	(420.8)
Discontinued operations	(16.2)	5.1
Effect of exchange rates	4.7	1.2
Net (decrease) in cash and cash equivalents	$(67.0)	$(107.8)

Cash flows from operating activities - The change in net cash provided by operating activities in fiscal 2005 is primarily due to an increase in net income and an increase in other assets, mostly offset by a decrease in working capital items, particularly Inventories, Accounts payable, trade and Accrued domestic and foreign taxes, and Net income from discontinued operations. Other assets increased primarily due to the decrease in qualified benefit plan assets.

Cash flow used in investing activities - The increase in the amount of cash used in investing activities in fiscal 2005 is attributable to an increase of $480.1 million spent on acquisitions, partially offset by proceeds of $120.0 million from the sale of a business.

Cash flow from financing activities - In fiscal 2005, the Company increased its outstanding borrowings by a net total of $42.9 million compared to a decrease of $409.0 million in fiscal 2004, primarily due to increased acquisition activity.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of 34 to 37 percent.

	December 31, 2004	June 30, 2004
Debt to Debt-Equity Ratio (dollars in millions)
Debt	$1,069.9	$989.0
Debt & equity	$4,457.3	$3,971.4
Ratio	24.0%	24.9%

The Company has committed lines of credit totaling $1,025 million through two multi-currency unsecured revolving credit agreements with a group of banks, of which $970.3 million was available as of December 31, 2004. One agreement, totaling $625 million, expires in September 2008 and the other, totaling $400 million, expires in September 2009. The credit agreements support the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch, Inc. These ratings are considered investment grade. The revolving credit agreements require facility fees of up to 8/100ths of one percent of the commitment per annum at the Company’s present rating level. The revolving credit agreements contain provisions that increase the facility fee of the credit agreement in the event the Company’s credit ratings are lowered. A lowering of the Company’s credit ratings would not limit the Company’s ability to use the credit agreements nor would it accelerate the repayment of any outstanding borrowings.

Included in Long-term debt are $407 million of Euro Notes that are due in November 2005. The settlement of this obligation is not expected to require the use of working capital in fiscal 2006 because the Company has both the intent and ability to refinance this debt on a long-term basis.

The Company’s revolving credit agreements and certain of its debt agreements contain financial and other covenants, the violation of which would limit or preclude the use of the agreements for future borrowings. The most restrictive financial covenant requires that the ratio of debt to total capitalization be less than 60 percent. As of December 31, 2004, the ratio of debt to total capitalization was 24.0 percent compared to 24.9 percent as of June 30, 2004. The Company is in compliance with all covenants and expects to remain in compliance during the term of the agreements.

FORWARD-LOOKING STATEMENTS

Forward-looking statements contained in this Report on Form 10-Q and other written reports and oral statements are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. All statements regarding future performance, earnings projections, events or developments are forward-looking statements. It is possible that the future performance and earnings projections of the Company may differ materially from current expectations, depending on economic conditions within both its industrial and aerospace markets, and the Company’s ability to achieve anticipated benefits associated with announced realignment activities, strategic initiatives to improve operating margins and growth initiatives. A change in the economic conditions in individual markets may have a particularly volatile effect on segment performance. Among other factors which may affect future performance are:

•	changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments,

•	uncertainties surrounding timing, successful completion or integration of acquisitions,

•	threats associated with and efforts to combat terrorism,

•	competitive market conditions and resulting effects on sales and pricing,

•	increases in raw material costs that cannot be recovered in product pricing,

•	the Company’s ability to manage costs related to employee retirement and health care benefits and insurance, and

•	global economic factors, including currency exchange rates, difficulties entering new markets and general economic conditions such as inflation and interest rates.

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

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates. As of December 31, 2004, the Company has no interest rate swap agreements.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the second quarter of fiscal 2005. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

PARKER-HANNIFIN CORPORATION

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2004 through October 31, 2004	54,310	(2)	$63.0396	53,700	2,552,216
November 1, 2004 through November 30, 2004	52,500		$73.2673	52,500	2,499,716
December 1, 2004 through December 31, 2004	37,800		$75.6219	37,800	2,461,916

Total:	144,610		$70.0416	144,000	2,461,916

(1)	On August 16, 1990, the Registrant publicly announced that its Board of Directors authorized the repurchase of up to 3.0 million shares of its common stock. Such amount was subsequently adjusted to 6.75 million shares as a result of stock splits in June 1995 and September 1997. On July 14, 1998, the Registrant publicly announced that its Board of Directors authorized the repurchase of an additional 4.0 million shares of its common stock. There is no expiration date for the Registrant’s repurchase program.

(2)	Includes 610 shares surrendered to the Registrant by certain non-employee Directors in order to satisfy tax withholding obligations upon the vesting of restricted stock under the Registrant’s Non-Employee Director’s Stock Plan.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of the Shareholders of the Registrant was held on October 27, 2004.

(b)	Not applicable.

(c)(i)	The Shareholders elected four directors to the three-year class whose term of office will expire in 2007, as follows:

	Votes For	Votes Withheld
Candy M. Obourn	103,904,822.766	2,319,242.902
Hector R. Ortino	103,991,762.591	2,232,303.087
Nickolas W. Vande Steeg	103,503,060.617	2,721,005.061
Donald E. Washkewicz	104,052,912.730	2,171,152.948

(ii)	The Shareholders ratified the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Registrant for the fiscal year ending June 30, 2005, as follows:

For	102,036,530.282
Against	3,271,594.691
Abstain	915,940.705

(iii)	The Shareholders approved the Registrant’s 2004 Non-Employee Directors’ Stock Incentive Plan, as follows:

For	76,196,296.033
Against	21,532,018.622
Abstain	1,424,678.023
Broker non-votes	7,071,073.000

(d)	Not applicable.

Item 5.	Other Information.

(a)	On August 11, 2004 the Compensation and Management Development Committee of the Board of Directors of the Registrant approved the following changes to the compensation of the non-employee members of the Board of Directors effective as of October 1, 2004:

1.	An annual retainer for the Audit Committee Chair of $82,500;

2.	An annual retainer for all Committee Chairs other than the Chair of the Audit Committee of $72,500;

3.	An annual retainer for non-Chair Committee members of $67,500; and

4.	Meeting fees of $1,500 for attending any Board or Committee meeting during any fiscal year in excess of the number of regularly scheduled Board or Committee meetings, plus two.

(b)	The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), has recently advised the Audit Committee of the Company’s Board of Directors that certain expatriate cash handling services related to tax withholding performed for a Company subsidiary by a PwC affiliate in China have raised questions regarding PwC’s independence with respect to its performance of audit services. These services are not permitted under the auditor independence rules. The services were provided in 2002 and 2003 and the fees were insignificant. PwC has informed the Company and the Audit Committee that it has concluded that its impartiality and objectivity were unaffected by the provision of the services and that the services performed have not impaired PwC’s independence with respect to performance of its audit services.

The Audit Committee and PwC have discussed PwC’s independence with respect to the Company in light of the foregoing. The Company and the Audit Committee will continue to monitor and assess the independence of PwC on an on-going basis.

Item 6.	Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit 10	Summary of the Compensation of the Non-Employee Members of the Board of Directors

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2004.

Exhibit 31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION (Registrant)

/s/ Timothy K. Pistell
Timothy K. Pistell Vice President - Finance and Administration and Chief Financial Officer

Date: February 3, 2005

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 10	Summary of the Compensation of the Non-Employee Members of the Board of Directors.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2004.

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.