Form 10-Q
period 2005-03-31
PARKER HANNIFIN CORP
filed 2005-04-29
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of Common Shares outstanding at March 31, 2005 120,187,520

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net sales	$2,141,708	$1,879,057	$6,004,563	$5,034,502
Cost of sales	1,712,884	1,526,297	4,769,640	4,122,981

Gross profit	428,824	352,760	1,234,923	911,521
Selling, general and administrative expenses	218,207	195,452	636,187	553,893
Interest expense	17,116	17,229	50,620	56,247
Other expense, net	1,872	792	11,101	3,188

Income from continuing operations before income taxes	191,629	139,287	537,015	298,193
Income taxes	49,454	33,547	150,454	84,572

Income from continuing operations	$142,175	$105,740	$386,561	$213,621
Income (loss) from discontinued operations	(2,805)	2,108	56,719	6,689

Net income	$139,370	$107,848	$443,280	$220,310

Basic earnings per share:
Income from continuing operations	$1.19	$.89	$3.25	$1.82
Income (loss) from discontinued operations	(.02)	.02	.48	.05

Net income per share	$1.17	$.91	$3.73	$1.87

Diluted earnings per share:
Income from continuing operations	$1.18	$.88	$3.21	$1.80
Income (loss) from discontinued operations	(.03)	.02	.47	.05

Net income per share	$1.15	$.90	$3.68	$1.85

Cash dividends per common share	$.20	$.19	$.58	$.57

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	(Unaudited) March 31, 2005	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$104,284	$183,847
Accounts receivable, net	1,283,675	1,174,601
Inventories:
Finished products	467,371	437,705
Work in process	443,691	415,440
Raw materials	161,186	123,113

	1,072,248	976,258

Prepaid expenses	42,466	43,907
Deferred income taxes	108,384	112,828

Total current assets	2,611,057	2,491,441

Plant and equipment	3,812,610	3,616,567
Less accumulated depreciation	2,191,682	2,030,578

	1,620,928	1,585,989
Goodwill	1,481,185	1,177,532
Intangible assets, net	199,349	102,085
Other assets	842,906	826,262
Net assets of discontinued operations	—	51,924

Total assets	$6,755,425	$6,235,233

LIABILITIES
Current liabilities:
Notes payable	$18,098	$35,198
Accounts payable, trade	533,674	525,113
Accrued liabilities	567,932	555,303
Accrued domestic and foreign taxes	123,518	123,030

Total current liabilities	1,243,222	1,238,644

Long-term debt	966,814	953,796
Pensions and other postretirement benefits	825,045	813,635
Deferred income taxes	75,911	79,028
Other liabilities	183,382	167,676

Total liabilities	3,294,374	3,252,779

SHAREHOLDERS’ EQUITY
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 120,437,280 shares at March 31 and 119,711,057 shares at June 30	60,219	59,856
Additional capital	477,491	451,891
Retained earnings	3,215,188	2,840,787
Unearned compensation related to guarantee of ESOP debt	(38,151)	(48,868)
Deferred compensation related to stock options	2,347	2,347
Accumulated other comprehensive (loss)	(239,645)	(311,710)

	3,477,449	2,994,303

Less treasury shares, at cost: 249,760 shares at March 31 and 227,067 shares at June 30	(16,398)	(11,849)

Total shareholders’ equity	3,461,051	2,982,454

Total liabilities and shareholders’ equity	$6,755,425	$6,235,233

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$443,280	$220,310
Adjustments to reconcile net income to net cash provided by operations:
Net (income) from discontinued operations	(56,719)	(6,689)
Depreciation	187,004	182,422
Amortization	10,280	6,454
Deferred income taxes	(11,844)	(32,872)
Foreign currency transaction loss	8,242	784
Loss on sale of plant and equipment	1,660	1,974

Changes in assets and liabilities:
Accounts receivable, net	(25,892)	(109,570)
Inventories	(10,915)	89,122
Prepaid expenses	5,303	17,783
Other assets	(24,232)	(41,401)
Accounts payable, trade	(26,411)	44,208
Accrued payrolls and other compensation	(6,345)	(561)
Accrued domestic and foreign taxes	22,111	89,200
Other accrued liabilities	(11,050)	(5,491)
Pensions and other postretirement benefits	(450)	7,664
Other liabilities	12,639	31,662

Net cash provided by operating activities	516,661	494,999

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $4,653 in 2005 and $63,054 in 2004)	(530,901)	(201,101)
Capital expenditures	(112,978)	(101,715)
Proceeds from sale of plant and equipment	18,350	16,093
Proceeds from sale of business	120,000
Other	9,126	11,041

Net cash (used in) investing activities	(496,403)	(275,682)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common share activity	5,946	42,443
(Payments of) proceeds from notes payable, net	(15,877)	114,857
Proceeds from long-term borrowings	135	19,148
Payments of long-term borrowings	(5,433)	(411,870)
Dividends	(68,880)	(66,845)

Net cash (used in) financing activities	(84,109)	(302,267)
Net cash (used in) provided by discontinued operations	(19,004)	8,735
Effect of exchange rate changes on cash	3,292	(1,679)

Net (decrease) in cash and cash equivalents	(79,563)	(75,894)
Cash and cash equivalents at beginning of year	183,847	245,850

Cash and cash equivalents at end of period	$104,284	$169,956

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

Certain prior period amounts have been reclassified to conform to the current year presentation.

Business Segment Results by Industry

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net sales
Industrial:
North America	$924,975	$815,239	$2,576,556	$2,168,428
International	623,343	541,634	1,755,537	1,404,903
Aerospace	337,314	314,651	995,409	889,074
Climate & Industrial Controls	226,831	181,172	568,807	481,820
Other	29,245	26,361	108,254	90,277

Total	$2,141,708	$1,879,057	$6,004,563	$5,034,502

Segment operating income
Industrial:
North America	$120,133	$88,605	$339,804	$180,487
International	63,079	42,857	191,167	103,808
Aerospace	43,945	41,638	144,779	113,960
Climate & Industrial Controls	26,513	21,432	51,241	49,405
Other	2,379	(409)	13,896	2,749

Total segment operating income	256,049	194,123	740,887	450,409
Corporate general and administrative expenses	23,447	25,435	79,418	73,441

Income from continuing operations before interest expense and other	232,602	168,688	661,469	376,968
Interest expense	17,116	17,229	50,620	56,247
Other expense	23,857	12,172	73,834	22,528

Income from continuing operations before income taxes	$191,629	$139,287	$537,015	$298,193

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1.	Management representation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, the results of operations for the three and nine months ended March 31, 2005 and 2004 and cash flows for the nine months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

2.	Stock incentive plans

The Company applies the intrinsic-value based method to account for stock options and makes no charges against earnings with respect to options granted. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income, as reported	$139,370	$107,848	$443,280	$220,310
Add: Stock-based employee compensation expense included in reported net income, net of tax	(603)	1,260	7,500	4,298
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax	3,913	6,194	21,137	19,200

Pro forma net income	$134,854	$102,914	$429,643	$205,408

Earnings per share:

Basic – as reported	$1.17	$.91	$3.73	$1.87

Basic – pro forma	$1.13	$.87	$3.62	$1.75

Diluted – as reported	$1.15	$.90	$3.68	$1.85

Diluted – pro forma	$1.12	$.86	$3.56	$1.73

3.	New accounting pronouncements

Effective July 1, 2004, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The implementation of this accounting pronouncement did not have a material effect on the Company’s results of operations, financial position or cash flows. The final regulations regarding the implementation of the major provisions of the Act issued in January 2005 did not have a material effect on the Company’s results of operations, financial position or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This Statement requires certain abnormal expenses (e.g., idle facility expense) be recognized as current-period charges. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and is not expected to have a material effect on the Company’s results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement is effective for the Company beginning July 1, 2005. The Company is currently reviewing various fair-value based measurement models to value its share-based payment transactions and it is unknown at this time whether the amounts reflected in footnote 2 will approximate the effect of the adoption of this Statement.

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

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of March 31, 2005 and June 30, 2004 is immaterial to the financial position of the Company and the change in the accrual for the current quarter and first nine months of fiscal 2005 is immaterial to the Company’s results of operations and cash flows.

5.	Investments and other assets

During the first quarter of fiscal 2005, the Company recognized an impairment loss of $8,766 ($5,470 after-tax or $.05 per share) related to a real estate investment. The impairment loss resulted from a cash flow analysis performed by the Company which indicated that the carrying value of the investment was not recoverable. The loss is reflected in the Other expense, net caption in the Consolidated Statement of Income and in the Other caption in the Cash Flow From Investing Activities section of the Consolidated Statement of Cash Flows for the first nine months of fiscal 2005.

6.	Earnings per share

The following table presents a reconciliation of the denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2005 and 2004.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004.
Numerator:
Income from continuing operations	$142,175	$105,740	$386,561	$213,621

Denominator:
Basic - weighted average common shares	119,173,986	118,242,311	118,787,238	117,545,386
Increase in weighted average from dilutive effect of exercise of stock options	1,595,776	1,395,416	1,747,679	1,258,240

Diluted - weighted average common shares, assuming exercise of stock options	120,769,762	119,637,727	120,534,917	118,803,626

Basic earnings per share from continuing operations	$1.19	$.89	$3.25	$1.82
Diluted earnings per share from continuing operations	$1.18	$.88	$3.21	$1.80

For the three months ended March 31, 2005 and 2004, 80,802 and 20,740 common shares subject to stock options, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended March 31, 2005 and 2004, 219,916 and 395,736 common shares subject to stock options, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

7.	Stock repurchase program

The Company has a program to repurchase up to 1 million of the Company’s common shares per year on the open market, at prevailing prices, including the systematic repurchase of no less than $10 million in common shares each fiscal quarter. Repurchases are primarily funded from operating cash flows and the shares are initially held as treasury stock. During the three-month period ended March 31, 2005, the Company purchased 146,426 shares of its common stock at an average price of $67.56 per share. Year-to-date, the Company has purchased 468,126 shares at an average price of $64.13 per share.

8.	Comprehensive income

The Company’s items of other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains (losses) on marketable equity securities. Comprehensive income for the three and nine months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income	$139,370	$107,848	$443,280	$220,310
Foreign currency translation adjustments	(47,392)	(12,365)	82,783	59,179
Realized (gains) losses on marketable equity securities	(12)	(802)	22	(1,813)
Unrealized gains (losses) on marketable equity securities	(5)	(1,700)	(10,740)	4,796

Comprehensive income	$91,961	$92,981	$515,345	$282,472

The unrealized gains (losses) on marketable equity securities are net of taxes of $3 and $6,453 for the three and nine months ended March 31, 2005, respectively, and $1,025 and $2,890 for the three and nine months ended March 31, 2004, respectively. The realized (gains) losses on marketable equity securities are net of taxes of $6 and $15 for the three and nine months ended March 31, 2005, respectively, and $483 and $1,093 for the three and nine months ended March 31, 2004, respectively and are reflected in the Other expense, net caption in the Consolidated Statement of Income.

9.	Business realignment charges

During the third quarter of fiscal 2005, the Company recorded a $6,267 charge ($4,168 after-tax or $.03 per share) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily related to severance costs attributable to 300 employees in the Industrial Segment. A portion of the severance payments have been made with the remaining payments expected to be made by June 30, 2006. The business realignment costs are primarily presented in the Cost of sales caption in the Consolidated Statement of Income for the three months ended March 31, 2005.

A significant portion of the third quarter charge relates to the closure of a manufacturing facility in Hilden, Germany. The facility was acquired as part of the February 2004 acquisition of Denison International. The decision to close the facility results from the completion of the Company’s acquisition integration analysis.

During the first nine months of fiscal 2005, the Company recorded charges of $8,782 ($5,785 after-tax or $.05 per share) for business realignment costs primarily related to the Industrial Segment. The business realignment costs are presented in the Consolidated Statement of Income for the nine months ended March 31, 2005 as follows: $8,217 in Cost of sales and $565 in Selling, general and administrative expenses.

9.	Business realignment charges, continued

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

The Company is currently in the process of conducting the annual goodwill impairment test required by FASB Statement No. 142. At this time, the Company is required to perform the additional steps required by FASB Statement No. 142 for one reporting unit whose goodwill balance is approximately $7.6 million. The annual goodwill impairment test will be concluded by June 30, 2005.

The changes in the carrying amount of goodwill for the nine months ended March 31, 2005 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Other Segment	Total
Balance June 30, 2004	$926,603	$79,623	$96,705	$74,601	$1,177,532
Acquisitions	113,187		167,128		280,315
Foreign currency translation	19,965	55	985	4,601	25,606
Goodwill adjustments	(1,030)		11	(1,249)	(2,268)

Balance March 31, 2005	$1,058,725	$79,678	$264,829	$77,953	$1,481,185

“Goodwill adjustments” primarily represent final adjustments to the purchase price allocation for acquisitions completed within the last twelve months.

10.	Goodwill and intangible assets, continued

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	March 31, 2005		June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$47,454	$17,171	$36,077	$14,491
Trademarks	83,893	5,746	38,298	3,057
Engineering drawings and other	107,845	16,926	56,148	10,890

Total	$239,192	$39,843	$130,523	$28,438

Total intangible amortization expense for the nine months ended March 31, 2005 was $9,047. The estimated amortization expense for the five years ending June 30, 2005 through 2009 is $14,495, $15,311, $14,281, $13,291 and $12,459, respectively.

11.	Retirement benefits

Net periodic pension cost recognized included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Service cost	$16,317	$16,571	$48,770	$49,607
Interest cost	32,864	29,720	97,828	89,002
Expected return on plan assets	(34,116)	(31,048)	(101,191)	(95,207)
Net amortization and deferral and other	14,465	11,477	46,168	34,218

Net periodic benefit cost	$29,530	$26,720	$91,575	$77,620

Net amortization and deferral for the nine months ended March 31, 2005 includes a curtailment loss of $4,610. The curtailment loss results from the recognition of unamortized prior service costs related to certain North American employees who have elected to terminate their participation in a defined benefit pension plan and receive future pension benefits under a defined contribution arrangement.

Postretirement benefit cost included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Service cost	$488	$408	$1,418	$1,225
Interest cost	1,567	1,568	4,773	4,703
Net amortization and deferral and other	(3)	102	116	306

Net periodic benefit cost	$2,052	$2,078	$6,307	$6,234

12.	Acquisitions and divestitures

In October 2004, the Company completed its acquisition of the Sporlan Valve Company. Sporlan is a manufacturer of refrigeration and air conditioning components, controls and systems. In November 2004, the Company acquired Acadia Elastomers Corporation, a producer of sealing solutions. Combined annual sales for these businesses and other businesses acquired during the current fiscal year were approximately $358 million. Total purchase price for all businesses acquired during the first nine months of fiscal 2005 was approximately $536 million in cash and was funded from existing cash on hand and commercial paper borrowings. The results of operations for all acquisitions are included as of the respective dates of acquisition. The purchase price allocations for certain of the fiscal 2005 acquisitions are preliminary and may require subsequent adjustment.

The Company incurred a $1.6 million charge related to the potential divestiture of a business unit in France. The divestiture is expected to be completed within 18 months. The results of operations and net assets of the business unit are immaterial to the consolidated results of operations and financial position of the Company.

In December 2004, the Company divested a business unit which developed and manufactured chemical car care products and maintenance equipment. This business was part of the Other Segment for segment reporting purposes. The following results of operations for this business unit have been presented as discontinued operations for all periods presented.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net sales		$26,984	$55,485	$79,479
Earnings before income taxes		3,188	6,336	10,266
Net income		2,108	4,172	6,689
Gain (loss) on disposal	$(2,805)		52,547

The gain (loss) on disposal is net of taxes of $5,767 for the three months ended March 31, 2005 and $16,914 for the nine months ended March 31, 2005.

As of March 31, 2005, there were no assets or liabilities remaining from the discontinued operations. The net assets of the discontinued operations as of June 30, 2004 primarily consisted of the following:

June 30, 2004
Asset (liability)
Accounts receivable	$24,430
Inventory	15,120
Goodwill	20,879
Property, plant and equipment, net	5,865
Accounts payable	(9,448)
Other liabilities	$(5,894)

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005

AND COMPARABLE PERIODS ENDED MARCH 31, 2004

OVERVIEW

The Company is a leading worldwide-diversified manufacturer of motion control technologies and systems, providing precision engineered solutions for a wide variety of commercial, mobile, industrial and aerospace markets. The Company’s order rates are highly indicative of the Company’s future revenues and thus a key metric for future performance. The Company publishes its order rates on a monthly basis. The lead time between the time an order is received and revenue is realized can range from one day to 12 weeks for commercial, mobile and industrial orders and three to 18 months for aerospace orders. The Company believes the leading economic indicators of these markets that have a strong correlation to the Company’s future order rates are the Institute of Supply Management (ISM) index of manufacturing activity with respect to commercial, mobile and industrial markets and aircraft miles flown, revenue passenger miles and Department of Defense spending for aerospace markets. An ISM index above 50 indicates that the manufacturing economy is expanding resulting in the expectation that the Company’s order rates in the commercial, mobile and industrial markets should be increasing. The ISM index at the end of March 2005 was 55.2 compared to 57.3 at the end of December 2004 and 61.2 at the end of June 2004. With respect to the aerospace market, aircraft miles flown and revenue passenger miles have shown slight improvement over comparable fiscal 2004 levels and the Company anticipates that Department of Defense spending will remain at its current level or be down slightly in the near term.

The Company’s major opportunities for growth are as follows:

•	Leverage the Company’s broad product line with customers desiring to consolidate their vendor base and outsource engineering,

•	Marketing systems solutions for customer applications,

•	Expand the Company’s business presence outside of North America,

•	New product introductions including those resulting from the Company’s innovation initiatives, and

•	Strategic acquisitions.

The financial condition of the Company remains strong as evidenced by the continued generation of substantial cash flows from operations, a debt to debt-equity ratio under 25 percent, ample borrowing capabilities and strong credit ratings.

Many acquisition opportunities remain available to the Company within its target markets. During the first nine months of fiscal 2005, the Company completed six acquisitions with combined annual revenues of approximately $358 million. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess the strategic fit of its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term fit for the Company, as evidenced by the divestiture of the automotive chemical business unit in the current fiscal year.

Current challenges facing the Company include maintaining premier customer service levels while benefiting from strong customer demand, successfully matching price increases to raw material price increases and the rising costs related to insurance and employee retirement and health care benefits. The Company has implemented a number of strategic financial performance initiatives relating to growth and margin improvement in order to meet these challenges including strategic procurement, strategic pricing, lean manufacturing and business realignments.

The discussion below is structured to provide a separate analysis of the Consolidated Statement of Income, Results by Business Segment, Balance Sheet and Statement of Cash Flows.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended March 31,		Nine months ended March 31,
(dollars in millions)	2005	2004	2005	2004
Net sales	$2,141.7	$1,879.1	$6,004.6	$5,034.5
Gross profit	$428.8	$352.8	$1,234.9	$911.5
Gross profit margin	20.0%	18.8%	20.6%	18.1%
Selling, general and administrative expenses	$218.2	$195.5	$636.2	$553.9
Selling, general and administrative expenses, as a percent of sales	10.2%	10.4%	10.6%	11.0%
Interest expense	$17.1	$17.2	$50.6	$56.2
Other expense, net	$1.9	$.8	$11.1	$3.2
Effective tax rate from continuing operations	25.8%	24.1%	28.0%	28.4%
Income from continuing operations	$142.2	$105.7	$386.6	$213.6
Income from continuing operations, as a percent of sales	6.6%	5.6%	6.4%	4.2%
Discontinued operations	$(2.8)	$2.1	$56.7	$6.7
Backlog	$2,343.8	$2,146.6	$2,343.8	$2,146.6

Net sales for the third quarter and first nine months of fiscal 2005 increased 14.0 percent and 19.3 percent, respectively, over the comparable prior year sales amounts reflecting higher volume experienced in all Segments. Acquisitions made in the last 12 months contributed to about 50 percent of the sales increase in the current-year quarter and about 30 percent of the sales increase for the first nine months of fiscal 2005. The effect of currency rate changes contributed to about 15 percent of the sales increase in both the current-year quarter and first nine months of fiscal 2005.

Gross profit margin increased in the third quarter and first nine months of fiscal 2005 due to a combination of the increase in sales as well as the effects of the Company’s financial performance initiatives. Included are business realignment charges of $6.3 million and $1.5 million in the current-year quarter and prior-year quarter, respectively, and $8.8 million and $12.1 million for the first nine months of fiscal 2005 and 2004, respectively (see Note 9 on page 9 for further discussion).

Selling, general and administrative expenses increased for the current-year quarter and first nine months of fiscal 2005 primarily due to higher expenses related to employee health and welfare plans. Selling, general and administrative expenses in the current-year quarter include approximately $3.0 million of professional fees incurred in connection with the research and development tax credit initiative discussed below.

Interest expense for the current-year quarter was slightly lower than the prior-year quarter and decreased 10.0 percent for the first nine months of fiscal 2005. The decrease in expense is due to a combination of lower average debt outstanding and a lower average interest rate on outstanding debt. Interest expense for the first nine months of fiscal 2004 included expenses associated with renewing the Company’s revolving credit agreement.

Other expense, net for the first nine months of fiscal 2005 includes an $8.8 million expense related to the writedown of a real estate investment.

Effective tax rate from continuing operations for the current-year quarter and first nine months of fiscal 2005 is lower primarily due to a favorable ruling obtained from the Internal Revenue Service regarding the tax treatment of research and development tax credits as well as the effect of tax planning initiatives related to recent acquisitions. The favorable research and development tax credit reduced tax expense in the current-year quarter by approximately $12 million and will result in a slightly lower effective tax for the balance of the current fiscal year.

Income from continuing operations for the current-year quarter and first nine months of fiscal 2005 was adversely affected by an increase in expense over the comparable prior-year period of approximately $1.7 million and $9.5 million, respectively, related to domestic qualified defined benefit plans, resulting primarily from the amortization of actuarial losses. The additional pension expense for the first nine months of fiscal 2005 includes the recognition of a one-time curtailment loss of $2.9 million.

Discontinued operations represents the operating results and related gain on the sale, net of tax, of the Wynn’s Specialty Chemical business which was divested in December 2004. The divested business unit developed and manufactured chemical car care products and maintenance equipment. The loss reported in the current-year quarter results from additional accounting adjustments related to the gain on the sale.

Backlog increased from the prior year due to an increase in order rates throughout most businesses in the Aerospace and Industrial Segments as well as current-year acquisitions. Backlog at June 30, 2004 was $2,202.9 million.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three months ended March 31,		Nine months ended March 31,
(dollars in millions)	2005	2004	2005	2004
Net sales
North America	$925.0	$815.2	$2,576.6	$2,168.4
International	623.3	541.6	1,755.5	1,404.9
Operating income
North America	120.1	88.6	339.8	180.5
International	$63.1	$42.9	$191.2	$103.8
Operating income, as a percent of net sales
North America	13.0%	10.9%	13.2%	8.3%
International	10.1%	7.9%	10.9%	7.4%
Backlog	$962.0	$817.9	$962.0	$817.9

The Industrial Segment operations experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending March 31
	Three months	Nine months
Industrial North America – as reported	13.5%	18.8%
Acquisitions	7.0%	5.0%
Currency	0.4%	0.4%

Industrial North America – without acquisitions and currency	6.1%	13.4%

	Period ending March 31
	Three months	Nine months
Industrial International – as reported	15.1%	25.0%

Acquisitions	5.9%	8.2%
Currency	5.4%	7.8%

Industrial International – without acquisitions and currency	3.8%	9.0%

Total Industrial Segment – as reported	14.1%	21.2%
Acquisitions	6.5%	6.2%
Currency	2.4%	3.3%

Total Industrial Segment – without acquisitions and currency	5.2%	11.7%

The above presentation reconciles the percentage changes in net sales of the Industrial Segment operations reported in accordance with U.S. GAAP to percentage changes in net sales adjusted to remove the effects of acquisitions made within the prior four fiscal quarters as well as the effects of currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.

Excluding the effects of acquisitions and currency-rate changes, the increase in Industrial North American net sales for the current-year quarter and first nine months of fiscal 2005 primarily results from higher end-user demand experienced across all of the Industrial North American markets, particularly in the construction, oil and gas, agriculture, heavy-duty truck and mobile equipment markets. Price increases effective January 1, 2005 also benefited sales in the current-year quarter. Excluding the effects of acquisitions and currency-rate changes, the increase in Industrial International net sales for the current-year quarter and first nine months of 2005 is primarily attributed to higher volume across most markets in Europe, Latin America and the Asia Pacific region.

The increase in Industrial North American and Industrial International margins for the current-year quarter and first nine months of fiscal 2005 is primarily due to the higher sales volume and benefits realized from the Company’s financial performance initiatives and benefits from past business realignment actions.

Included in Industrial North American operating income are business realignment charges of $1.5 million and $2.7 million in the current quarter and first nine months of fiscal 2005, respectively, and $0.9 million and $7.3 million in the prior-year quarter and first nine months of fiscal 2004, respectively. Included in Industrial International operating income are business realignment charges of $4.8 million and $5.9 million in the current quarter and first nine months of fiscal 2005, respectively, and $0.4 million and $3.7 million in the prior-year quarter and first nine months of fiscal 2004, respectively. The business realignment charges resulted from actions the Company took to structure the Industrial Segment operations to operate in their evolving economic environment and primarily consisted of severance costs.

The increase in March 31, 2005 backlog from a year ago and the June 30, 2004 amount of $840.1 million is due to higher order rates experienced in virtually all of the markets of the Industrial North American and Industrial International operations as well as backlog contributed from current-year acquisitions.

The Company anticipates sales volume in the Industrial Segment for the remainder of fiscal 2005 will continue to exceed the amounts reported for fiscal 2004 as order rates in virtually all markets of the Industrial Segment continue to exceed prior period levels. Operating income is expected to increase over prior-year levels as a result of the anticipated higher sales and the continued implementation of the Company’s financial performance initiatives and improvements stemming from recent business realignment actions with margins expected to remain at the current-quarter level. The Company expects to continue to take the actions necessary to structure appropriately the Industrial Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2005.

Aerospace Segment

	Three months ended March 31,		Nine months ended March 31,
(dollars in millions)	2005	2004	2005	2004
Net sales	$337.3	$314.7	$995.4	$889.1
Operating income	$43.9	$41.6	$144.8	$114.0
Operating income, as a percent of net sales	13.0%	13.2%	14.5%	12.8%
Backlog	$1,168.6	$1,146.9	$1,168.6	$1,146.9

The increase in net sales in the Aerospace Segment for the current-year quarter and first nine months of fiscal 2005 is primarily due to an increase in both commercial original equipment manufacturer (OEM) and aftermarket volume as well as an increase in overall military volume. The lower margins in the current-year quarter were primarily attributable to a greater portion of the sales volume occurring in the lower margin commercial OEM business. The higher margins for the first nine months of fiscal 2005 were primarily due to product mix as well as the overall higher sales volume. Higher aircraft product liability insurance premiums adversely effected margins for both the current-period quarter and first nine months of fiscal 2005.

The slight increase in backlog from a year ago is due to higher order rates experienced in the commercial business partially offset by a lower rate of orders experienced in the military business. Shipments exceeded order rates for the first nine months of fiscal 2005 resulting in the slight decline in backlog from the June 30, 2004 amount of $1,202.7 million. The Company expects an upward trend in commercial order rates for the balance of fiscal 2005 and expects order rates in the military market to remain at current levels. Heavier commercial OEM volume in future product mix could result in lower margins.

Climate & Industrial Controls Segment

	Three months ended March 31,		Nine months ended March 31,
(dollars in millions)	2005	2004	2005	2004
Net sales	$226.8	$181.2	$568.8	$481.8
Operating income	$26.5	$21.4	$51.2	$49.4
Operating income, as a percent of net sales	11.7%	11.8%	9.0%	10.3%
Backlog	$148.5	$136.1	$148.5	$136.1

The Climate & Industrial Controls Segment operations experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending March 31
	Three months	Nine months
CIC Segment – as reported	25.2%	18.1%
Acquisitions	25.5%	16.0%
Currency	2.2%	2.1%

CIC Segment – without acquisitions and currency	(2.5)%	0.0%

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

Excluding the effects of acquisitions and currency-rate changes, the decrease in net sales in the Climate & Industrial Controls Segment for the current-year quarter is primarily due to lower end-user demand in the automotive market. Sales for the first nine months of fiscal 2005 were flat as higher end-user demand in the commercial refrigeration and general industrial markets experienced earlier in the fiscal year offset the lower end-user demand experienced throughout the fiscal year in the automotive market. The decrease in margins in both the current-year quarter and first nine months of fiscal 2005 is primarily due to unfavorable overhead absorption levels and higher automotive platform set-up costs as compared to the prior-year periods as well as the absence of a government grant received in the prior year.

The higher backlog at March 31, 2005 and the June 30, 2004 amount of $122.0 million is due to acquisitions offsetting a decrease in order rates in the automotive and refrigeration and air conditioning markets. For the remainder of fiscal 2005, business conditions in the Climate & Industrial Controls Segment are expected to be the same as those experienced in the first nine months of fiscal 2005 with operating margins expected to be higher than both the current-year quarter and comparable fiscal 2004 period.

Other Segment

	Three months ended March 31,		Nine months ended March 31,
(dollars in millions)	2005	2004	2005	2004
Net sales	$29.2	$26.4	$108.3	$90.3
Operating income	$2.4	$(0.4)	$13.9	$2.7
Operating income, as a percent of net sales	8.1%	(1.6)%	12.8%	3.0%
Backlog	$64.7	$45.7	$64.7	$45.7

The Other Segment consists of a business unit which designs and manufactures custom-engineered buildings.

The Other Segment operations experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending March 31
	Three months	Nine months
Other Segment – as reported	10.9%	19.9%
Currency	7.9%	9.8%

Other Segment – without currency	3.0%	10.1%

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

As a percent of sales, corporate general and administrative expenses for the current-year quarter decreased to 1.1 percent compared to 1.4 percent for the prior-year quarter and decreased to 1.3 percent for the first nine months of fiscal 2005 compared to 1.5 percent for the first nine months of fiscal 2004.

Included in Other expense (in the Business Segment Results by Industry) in the current-year quarter are $5.8 million of expense related to pensions and $14.0 million of inventory adjustments, primarily related to LIFO. Included in Other expense for the first nine months of fiscal 2005 are currency transaction losses of $10.5 million, an $8.8 million expense associated with the writedown of a real estate investment, $22.3 million in expense relating to pensions and $19.0 million of inventory adjustments, primarily related to LIFO.

DISCONTINUED OPERATIONS

In December 2004, the Company divested a business unit which developed and manufactured chemical car care products and maintenance equipment. This business unit was acquired by the Company in July 2000 as part of the Wynn’s International acquisition. The following results of operations of this business unit, previously included in the Other Segment, have been presented as discontinued operations in the financial statements for all periods presented.

	Three months ended March 31,		Nine months ended March 31,
(dollars in millions)	2005	2004	2005	2004
Net sales		$26,984	$55,485	$79,479
Operating income, net of taxes		2,108	4,172	6,689
Gain (loss) on sale of discontinued operations, net of taxes	$(2,805)		52,547
Income (loss) from discontinued operations	$(2,805)	$2,108	$56,719	$6,689

BALANCE SHEET

(dollars in millions)	March 31, 2005	June 30, 2004
Accounts receivable	$1,283.7	$1,174.6
Inventories	1,072.2	976.3
Plant and equipment, net of accumulated depreciation	1,620.9	1,586.0
Other assets	842.9	826.3
Accounts payable, trade	533.7	525.1
Accrued liabilities	567.9	555.3
Shareholders’ equity	3,461.1	2,982.5
Working capital	$1,367.8	$1,252.8
Current ratio	2.10	2.01

Accounts receivable are primarily receivables due from customers for sales of products ($1,153.7 million at March 31, 2005 and $1,039.1 million at June 30, 2004). The increase in Accounts receivable is primarily due to acquisitions and currency rate changes. Days sales outstanding relating to trade accounts receivable remained at 48 days during the first nine months of fiscal 2005.

Inventories increased $96.0 million since June 30, 2004 primarily due to acquisitions and the effect of currency rate changes, with days supply increasing to 69 days from 67 days at June 30, 2004.

Plant and equipment, net of accumulated depreciation, increased primarily as a result of acquisitions.

Other assets increased since June 30, 2004 primarily as a result of the net effect of a discretionary cash contribution made by the Company in the current-year quarter to its qualified defined benefit plans offset by a decrease in other investment assets.

Due to the weakening of the dollar, foreign currency translation adjustments resulted in an increase in shareholders’ equity of $82.8 million during the first nine months of fiscal 2005. The translation adjustments primarily affected Accounts receivable, Inventories, Plant and equipment, Goodwill, Long-term debt, Accounts payable, trade and Accrued liabilities.

STATEMENT OF CASH FLOWS

	Nine months ended March 31,
(dollars in millions)	2005	2004
Cash provided by (used in):
Operating activities	$516.7	$495.0
Investing activities	(496.4)	(275.7)
Financing activities	(84.1)	(302.2)
Discontinued operations	(19.0)	8.7
Effect of exchange rates	3.3	(1.7)
Net (decrease) in cash and cash equivalents	$(79.5)	$(75.9)

Cash flows from operating activities - The change in net cash provided by operating activities in fiscal 2005 is primarily due to an increase in net income and deferred income taxes, offset mostly by a decrease in working capital items, particularly Inventories, Accounts payable, trade and Accrued domestic and foreign taxes, and Net income from discontinued operations.

Cash flows used in investing activities - The increase in the amount of cash used in investing activities in fiscal 2005 is attributable to an increase of $329.8 million spent on acquisitions, partially offset by proceeds of $120.0 million from the sale of a business.

Cash flows from financing activities - In fiscal 2005, the Company decreased its outstanding borrowings by a net total of $21.2 million compared to a decrease of $277.9 million in fiscal 2004, primarily due to increased acquisition activity.

Excluded from Cash flows from financing activities are bank overdrafts of $10.0 million and $15.8 million for the first nine months of fiscal 2005 and fiscal 2004, respectively. These cash flows are included in

Accounts payable, trade in Cash flows from operating activities. The bank overdrafts result from a delay in sweeping cash from one bank to another and are settled the next business day; therefore, the bank overdrafts are not considered bank borrowings by the Company.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of 34 to 37 percent.

Debt to Debt-Equity Ratio (dollars in millions)	March 31, 2005	June 30, 2004
Debt	$984.9	$989.0
Debt & equity	$4,446.0	$3,971.4
Ratio	22.2%	24.9%

The Company has committed lines of credit totaling $1,025 million through two multi-currency unsecured revolving credit agreements with a group of banks, all of which was available as of March 31, 2005. One agreement, totaling $625 million, expires in September 2008 and the other, totaling $400 million, expires in September 2009. The credit agreements support the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch, Inc. These ratings are considered investment grade. The revolving credit agreements require facility fees of up to 8/100ths of one percent of the commitment per annum at the Company’s present rating level. The revolving credit agreements contain provisions that increase the facility fee of the credit agreement in the event the Company’s credit ratings are lowered. A lowering of the Company’s credit ratings would not limit the Company’s ability to use the credit agreements nor would it accelerate the repayment of any outstanding borrowings.

Included in Long-term debt are $389 million of Euro Notes that are due in November 2005. The settlement of this obligation is not expected to require the use of working capital in fiscal 2006 because the Company has both the intent and ability to refinance this debt on a long-term basis.

The Company’s revolving credit agreements and certain of its debt agreements contain financial and other covenants, the violation of which would limit or preclude the use of the agreements for future borrowings. The most restrictive financial covenant requires that the ratio of debt to total capitalization be less than 60 percent. As of March 31, 2005, the ratio of debt to total capitalization was 22.2 percent compared to 24.9 percent as of June 30, 2004. The Company is in compliance with all covenants and expects to remain in compliance during the term of the agreements.

FORWARD-LOOKING STATEMENTS

Forward-looking statements contained in this Report on Form 10-Q and other written reports and oral statements are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. All statements regarding future performance, earnings projections, events or developments are forward-looking statements. It is possible that the future performance and earnings projections of the Company may differ materially from current expectations, depending on economic conditions within both its industrial and aerospace markets, and the Company’s ability to achieve anticipated benefits associated with announced realignment activities, strategic initiatives to improve operating margins and growth initiatives. A change in the economic conditions in individual markets may have a particularly volatile effect on segment performance. Among other factors which may affect future performance are:

•	changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments,

•	uncertainties surrounding timing, successful completion or integration of acquisitions,

•	threats associated with and efforts to combat terrorism,

•	competitive market conditions and resulting effects on sales and pricing,

•	increases in raw material costs that cannot be recovered in product pricing,

•	the Company’s ability to manage costs related to insurance and employee retirement and health care benefits, and

•	global economic factors, including currency exchange rates, difficulties entering new markets and general economic conditions such as inflation and interest rates.

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

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates. As of March 31, 2005, the Company has no interest rate swap agreements.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the third quarter of fiscal 2005. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

The Company is required by Section 404 of the Sarbanes-Oxley Act of 2002 to include management and auditor reports on internal controls over financial reporting for the first time as part of its annual disclosure reports for the year ending June 30, 2005. The Company has devoted and continues to devote substantial time and resources in order to comply with these requirements. Although the Company has not completed the review of its internal controls over financial reporting, no issues have been identified to date which the Company believes, either individually or in the aggregate, would constitute a material weakness in its internal controls over financial reporting. There is no assurance, however, that management or the auditors will ultimately conclude that internal controls are effective as defined by Section 404.

PARKER-HANNIFIN CORPORATION

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 through January 31, 2005	41,926	$69.7772	41,926	2,419,990
February 1, 2005 through February 28, 2005	45,600	$65.7447	45,600	2,374,390
March 1, 2005 through March 31, 2005	58,900	$67.3811	58,900	2,315,490

Total:	146,426	$67.5576	146,426	2,315,490

(1)	On August 16, 1990, the Registrant publicly announced that its Board of Directors authorized the repurchase of up to 3.0 million shares of its common stock. Such amount was subsequently adjusted to 6.75 million shares as a result of stock splits in June 1995 and September 1997. On July 14, 1998, the Registrant publicly announced that its Board of Directors authorized the repurchase of an additional 4.0 million shares of its common stock. There is no expiration date for the Registrant’s repurchase program.

Item 6. Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2005.

Exhibit 31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Timothy K. Pistell
Timothy K. Pistell
Executive Vice President - Finance and Administration and Chief Financial Officer

Date: April 29, 2005

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2005.

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.