Form 10-K
period 2005-06-30
PARKER HANNIFIN CORP
filed 2005-09-02
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Yes ☒     No ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2004, excluding, for purposes of this computation only, stock holdings of the Registrant’s Directors and Officers: $9,066,622,254.

The number of Common Shares outstanding on July 31, 2005 was 119,687,052.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference:

(1)	Annual Report to Shareholders of the Company for the fiscal year ended June 30, 2005 is incorporated by reference into Parts I and II hereof.

(2)	Definitive Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders to be held on October 26, 2005 is incorporated by reference into Part III hereof.

PARKER-HANNIFIN CORPORATION

FORM 10-K

Fiscal Year Ended June 30, 2005

PART I

ITEM 1. Business. Parker-Hannifin Corporation is a leading worldwide full-line manufacturer of motion control products, including fluid power systems, electromechanical controls and related components. Fluid power involves the transfer and control of power through the medium of liquid, gas or air, in hydraulic, pneumatic and vacuum applications. Fluid power systems move and position materials, control machines, vehicles and equipment and improve industrial efficiency and productivity. Components of a simple fluid power system include one or more pumps which generate pressure, one or more valves which control the fluid’s flow, one or more actuators which translate the pressure from the fluid into mechanical energy, one or more filters to insure proper fluid condition and numerous hoses, couplings, fittings and seals. Electromechanical control involves the use of electronic components and systems to control motion and precisely locate or vary speed in automation and aerospace applications. In addition to motion control products, the Company also is a leading worldwide producer of fluid purification, fluid and fuel control, process instrumentation, air conditioning, refrigeration, electromagnetic shielding and thermal management products and systems. Also, through Astron Buildings (“Astron”), the Company designs and manufactures custom-engineered buildings.

The Company also manufactured and marketed specialty chemical products and maintenance service equipment through the Wynn’s Specialty Chemical Group until the Company divested this business in December 2004.

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

The Company’s manufacturing, service, distribution and administrative facilities are located in 36 states and in 47 foreign countries. Its motion control technology is used in products of its three principal business Segments: Industrial; Aerospace; and Climate & Industrial Controls. The products are sold as original and replacement equipment through product and distribution centers worldwide. The Company markets its products through direct-sales employees, independent distributors, sales representatives and builder/dealers. Parker products are supplied to approximately 400,000 customers in virtually every significant manufacturing, transportation and processing industry. For the fiscal year ended June 30, 2005, total net sales were $8,215,095,118; Industrial Segment products accounted for 72% of net sales, Aerospace Segment products for 17%, Climate & Industrial Controls Segment products for 10% and Other Segment products for 1%.

Markets

Motion control systems are used throughout industry in applications which include moving materials; controlling machines, vehicles and equipment; and positioning materials during manufacturing processes. Motion control systems contribute to the efficient use of energy and improve industrial productivity.

The approximately 400,000 customers who purchase the Company’s products are found throughout virtually every significant manufacturing, transportation and processing industries. No single customer accounted for more than 3% of the Company’s total net sales for the fiscal year.

Major markets for products of the Fluid Connectors, Hydraulics, Automation and Seal Groups of the Industrial Segment are agricultural machinery, analytical instrumentation, aerospace, automotive, construction machinery, electronic equipment, energy, oil and gas, fabricated metals, food production, information technology, industrial machinery, pulp and paper, machine tools, marine, medical devices, mining, mobile equipment, chemicals and chemical processing, robotics, semi-conductor equipment, telecommunications, textiles, transportation and every other major production and processing industry. Major markets for products manufactured by the Instrumentation Group of the Industrial Segment are power generation, oil and gas exploration, petrochemical and chemical processing, pulp and paper, and semi-conductor manufacturing. Major markets for products of the Filtration Group of the Industrial Segment are industrial machinery, mobile equipment, diesel engines, process equipment, marine, aviation, environmental and semi-conductor manufacturing. Sales of Industrial Segment products are made to original equipment manufacturers and their replacement markets.

Aerospace Segment sales are made primarily to original equipment manufacturers in the commercial, military and general aviation markets and to end users for maintenance, repair and overhaul.

Products manufactured by the Climate & Industrial Controls Segment are used principally in commercial and industrial refrigeration systems, residential and commercial air conditioning systems, mobile air conditioning systems, and equipment and industrial fluid control markets. Sales of the

Climate & Industrial Controls Segment are made to original equipment manufacturers and their replacement markets.

In the Other Segment, Astron produces pre-engineered single and multi-story industrial and other commercial buildings throughout Europe.

Principal Products, Methods of Distribution and Competitive Conditions

Industrial Segment. The product lines of the Company’s Industrial Segment consist of systems and components of motion control. The Fluid Connectors Group manufactures a broad range of connectors, including hydraulic, industrial and thermoplastic hose and fittings, tube fittings, quick disconnects, and plastic tubing and fittings which control, transmit and contain fluid. The Hydraulics Group produces hydraulic components and systems for builders and users of industrial and mobile machinery and equipment, such as cylinders, accumulators, rotary actuators, valves, motors and pumps, hydrostatic steering units, power units, integrated hydraulic circuits, electrohydraulic systems, digitally controlled fan-drive systems, and power take-off equipment. The Automation Group supplies pneumatic and electromechanical components and systems. Pneumatic products include pneumatic valves, air preparation units, pneumatic actuators, vacuum products, pneumatic logic systems, and structural extrusions. Electromechanical products include human-machine interface hardware and software; industrial PCs; single and multi-axis stand-alone and bus-based controllers; rotary and linear servo motors; rotary and linear stepper motors; analog and digital stepper and servo drives; precision gearheads, ballscrew, belt, and linear motor driven positioning tables; electric rod-style and rodless cylinders; and gantry robots. The Seal Group manufactures static and dynamic sealing devices, including o-rings, extruded and lathe-cut products, custom molded shapes, and combination and dynamic seals; gaskets and packings, which insure leak-proof connections; rubber and plastic boots and bellows; electromagnetic interference shielding; and thermal management products. The Filtration Group manufactures filters, systems and instruments to monitor and to remove contaminants from fuel, air, oil, water and other fluids and gases, including hydraulic, lubrication and coolant filters; process, chemical and microfiltration filters; compressed air and gas purification filters; lube oil and fuel filters; fuel conditioning filters; fuel filters/water separators; cabin air filters; intake air filters; and nitrogen and hydrogen generators and condition monitoring devices. The Instrumentation Group manufactures high quality critical flow components for process instrumentation and ultra-high-purity applications, including fittings, valves, regulators and PTFE products.

Industrial Segment products include custom units which are engineered and produced to original equipment manufacturers’ specifications for application to a particular end product and standard items. Both custom and standard products are also used in the replacement of original motion control system components. Industrial Segment products are marketed primarily through field sales employees and approximately 8,200 independent distributors.

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

The Climate & Industrial Controls Segment manufactures components and systems for use in industrial, residential, commercial, mobile air conditioning and refrigeration systems and other applications, including pressure regulators, solenoid valves, expansion valves, filter-dryers, gerotors and hose assemblies. The Climate & Industrial Controls Segment products are marketed primarily through field sales employees and independent distributors and wholesalers.

Other Segment. The products of the Company’s Other Segment are custom-engineered buildings which are designed and manufactured by Astron.

Astron’s pre-engineered single and multi-story buildings serve as factories, warehouses, aircraft hangars, indoor athletic facilities, automobile showrooms, offices and supermarkets. Astron’s custom-engineered buildings are marketed primarily through builder/dealers and field sales employees.

On June 3, 2005, the Company entered into an agreement with Lindab AB to sell all of the outstanding shares of Astron subject to customary closing conditions. The divestiture closed on August 31, 2005.

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

In the Other Segment, the Company competes on the basis of product quality and performance and competitive price. The Company believes that through Astron it is one of the primary suppliers of steel buildings in Europe.

Research and Product Development

The Company continually researches the feasibility of new products and services through its development laboratories and testing facilities in many of its worldwide manufacturing locations. Its research and product development staff includes chemists, mechanical, electronic and electrical engineers and physicists.

Research and development costs relating to the development of new products or services and the improvement of existing products or services amounted to $165,331,275 in fiscal year 2005, $143,023,429 in fiscal year 2004 and $122,013,485 in fiscal year 2003. These amounts include both costs incurred by the Company related to independent research and development initiatives as well as costs incurred in connection with research and development contracts. Customer reimbursements included in the total cost for each of the respective fiscal years 2005, 2004 and 2003 were $34,756,921, $48,434,734 and $29,561,273.

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

Backlog and Seasonal Nature of Business

The Company’s backlog at June 30, 2005 was approximately $2,356,071,162 and at June 30, 2004 was approximately $2,202,928,002. Approximately 87% of the Company’s backlog at June 30, 2005 is scheduled for delivery in the succeeding twelve months. The Company’s business generally is not seasonal in nature.

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

As of June 30, 2005, the Company is involved in environmental remediation at 31 manufacturing facilities presently or formerly operated by the Company and has been named as a “potentially responsible party,” along with other companies, at two off-site waste disposal facilities and three regional sites.

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

As of June 30, 2005, the Company has a reserve of $20,612,112 for environmental matters which are probable and reasonably estimable. This reserve is recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

The Company’s estimated total liability for the above mentioned sites ranges from a minimum of $20,612,112 to a maximum of $66,516,528. The actual costs to be incurred by the Company will be dependent on final delineation of contamination, final determination of remedial action required, negotiations with federal and state agencies with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technology, effectiveness of remedial technologies employed, the ultimate ability to pay of the other responsible parties, and any insurance or third party recoveries.

Energy Matters and Sources and Availability of Raw Materials

The Company’s primary energy source for each of its business segments is electric power. While the Company cannot predict future costs of such electric power, the primary source for production of the required electric power will be coal from substantial, proven coal reserves available to electric utilities. The Company is subject to governmental regulations in regard to energy supplies both in the United States and elsewhere. To date, the Company has not experienced any significant disruptions of its operations due to energy curtailments.

Steel, brass, aluminum, elastomeric and thermoplastic materials and chemicals are the principal raw materials used by the Company. These materials are available from numerous sources in quantities sufficient to meet the requirements of the Company.

Employees

The Company employed 50,638 persons as of June 30, 2005, of whom approximately 22,292 were employed by foreign subsidiaries.

Business Segment Information

The Company’s net sales, segment operating income and identifiable assets by business segment and net sales and long-lived assets by geographic area for the past three fiscal years, as set forth on pages 13-16 to 13-17 of Exhibit 13 hereto, are incorporated herein by reference.

Acquisitions and Divestitures

During fiscal 2005, the Company completed several acquisitions and the divestiture of the Wynn’s Specialty Chemical Group. The description of these transactions, as set forth on pages 13-23 to 13-24 of Exhibit 13 hereto, is incorporated herein by reference.

ITEM 1A. Executive Officers of the Company

The Company’s Executive Officers are as follows:

Name	Position	Officer Since (1)	Age
Donald E. Washkewicz	Chairman of the Board and Chief Executive Officer	1997	55

Nickolas W. Vande Steeg	President, Chief Operating Officer and Director	1995	62

John D. Myslenski	Executive Vice President – Sales, Marketing and Operations Support	1997	54

Timothy K. Pistell	Executive Vice President - Finance and Administration and Chief Financial Officer	1993	58

Lee C. Banks	Vice President and President, Hydraulics Group	2001	42

Robert P. Barker	Vice President and President, Aerospace Group	2003	55

Robert W. Bond	Vice President and President, Fluid Connectors Group	2000	47

Lynn M. Cortright	Vice President and President, Climate & Industrial Controls Group	1999	64

Dana A. Dennis	Vice President and Controller	1999	57

Heinz Droxner	Vice President and President, Seal Group	2002	60

William G. Eline	Vice President - Chief Information Officer	2002	49

Pamela J. Huggins	Vice President and Treasurer	2003	51

Marwan M. Kashkoush	Corporate Vice President – Worldwide Sales and Marketing	2000	51

M. Craig Maxwell	Vice President – Technology and Innovation	2003	47

John K. Oelslager	Vice President and President, Filtration Group	1997	62

Thomas A. Piraino, Jr.	Vice President, General Counsel and Secretary	1998	56

Daniel S. Serbin	Vice President – Human Resources	2005	51

Roger S. Sherrard	Vice President and President, Automation Group	2003	39

Thomas L. Williams	Vice President and President, Instrumentation Group	2005	46

(1)	Officers of the Company serve for a term of office from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Cortright, Oelslager and Piraino have served in the executive capacities indicated above during the past five years.

Mr. Washkewicz has been Chairman of the Board of Directors since October 2004; Chief Executive Officer since July 2001; and a member of the Board of Directors since February 2000. He was the President from February 2000 to October 2004; and Chief Operating Officer from February 2000 to July 2001.

Mr. Vande Steeg has been the President since October 2004; a member of the Board of Directors since August 2004; and Chief Operating Officer since October 2003. He was Executive Vice President from October 2003 to October 2004; Senior Vice President from August 2002 to October 2003; Operating Officer from January 2002 to October 2003; Corporate Vice President from January 2002 to August 2002; Vice President from September 1995 to January 2002; and President of the Seal Group from 1987 to January 2002.

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

Mr. Pistell was elected as Executive Vice President – Finance and Administration in April 2005 and has been Chief Financial Officer since April 2003. He was Vice President – Finance and Administration from April 2003 to April 2005; a Vice President from October 2001 to April 2003; and Treasurer from July 1993 to April 2003.

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

Mr. Bond was elected as a Vice President in July 2000 and named President of the Fluid Connectors Group effective in March 2005. He was President of the Automation Group from April 2000 to February 2005.

Mr. Dennis was elected as a Vice President in October 2001 and as Controller effective in July 1999.

Mr. Droxner was elected as Vice President and named President of the Seal Group effective in January 2002. He was President of the Seal Group Europe from July 1999 to January 2002.

Mr. Eline was elected as Vice President – Chief Information Officer effective in August 2002. He was Vice President – Information Technology International from July 2000 to August 2002.

Ms. Huggins was elected as a Vice President and Treasurer in April 2003. She was Vice President and Controller of the Filtration Group from June 1999 to April 2003.

Mr. Kashkoush was named Corporate Vice President – Worldwide Sales and Marketing in October 2003. He was Vice President from July 2000 to October 2003 and President of the Hydraulics Group from February 2000 to October 2003.

Mr. Maxwell was elected as Vice President – Technology and Innovation in July 2003. He was Vice President – Engineering and Innovation from January 2003 to July 2003; Business Unit Manager of the Fluid Control Division from July 2002 to January 2003; and Engineering Manager of the Racor Division from July 1998 to July 2002.

Mr. Serbin was elected as Vice President – Human Resources effective in May 2005. He was Vice President – Human Resources of the Fluid Connectors Group from October 2003 to April 2005 and Vice President – Human Resources of the Hydraulics Group and the Automation Group from July 2000 to October 2003.

Mr. Sherrard was elected as a Vice President in November 2003 and named President of the Automation Group effective in March 2005. He was the President of the Instrumentation Group from November 2003 to February 2005 and General Manager of the Automation Actuator Division from May 2000 to November 2003.

Mr. Williams was elected as a Vice President and named President of the Instrumentation Group effective in March 2005. He was Vice President – Operations of the Hydraulics Group from November 2003 to February 2005; General Manager, Global Services of GE Transportation Systems (producer of rail locomotive) from October 2002 to November 2003 and General Manager, Global Sourcing and Components of GE Lighting (light bulbs and lighting systems) from November 1999 to October 2002.

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

UNITED STATES

State	City
Alabama	Boaz(1)
Huntsville(1)
Jacksonville(1)
Arizona	Glendale(2)
Tolleson(2)
Tucson(1)
Arkansas	Benton(1)
Trumann(3)
California	Camarillo(2)
Irvine(1)(2)

State	City
Modesto(1)
Richmond(1)
Rohnert Park(1)
San Diego(1)
Sante Fe Springs*(1)
Connecticut	New Britain(3)
North Haven(1)
Florida	Longwood(3)
Miami*(1)(3)
Sarasota(1)
Vero Beach*(1)
Georgia	Dublin(2)
Illinois	Bensenville(1)
Broadview(3)
Des Plaines(1)
Elgin(1)
Lincolnshire(1)
Rockford(1)
Woodridge*(1)
Indiana	Albion(1)
Ashley(1)
Goshen(1)
Indianapolis*(1)
Ligonier(1)
New Haven(3)
Syracuse(1)
Tell City(1)
Iowa	Davenport*(1)
Red Oak(1)
Kansas	Manhattan(1)
Kentucky	Lexington(1)
Louisiana	Baton Rouge*(1)
Maine	Kittery(1)
Portland(3)
Maryland	Baltimore*(1)
Massachusetts	Devens(2)
Haverhill*(1)
Woburn(1)
Michigan	Kalamazoo(2)
Lakeview(1)
Mason(1)
Otsego(1)
Oxford(1)
Richland(1)

State	City
Troy*(1)(3)
Minnesota	Blaine(1)
Chanhassen(1)
Deerwood(1)
Golden Valley(1)
New Hope*(1)
New Ulm(1)
Mississippi	Batesville(3)
Booneville(3)
Holly Springs(1)
Madison(3)
Olive Branch*(1)
Missouri	Kennett(3)
Mexico*(3)
Owensville(3)
Washington(3)
Nebraska	Alliance(1)
Gothenburg(1)
Lincoln(1)
McCook (1)
Nevada	Carson City(1)
New Hampshire	Hollis*(1)
Hudson(1)
Portsmouth*(1)
New Jersey	Fairfield*(1)
New York	Chestnut Ridge(1)
Clyde(2)
Fairport*(1)
Lyons(3)
Marion(1)
Port Washington*(1)
Smithtown(2)
North Carolina	Charlotte(1)
Forest City(1)
Kings Mountain(1)
Wilson(1)
Ohio	Akron(1)
Avon(2)
Brookville(1)
Columbus(1)
Eastlake(1)
Eaton(1)
Elyria(1)(2)
Hicksville(1)

State	City
Kent(1)
Lewisburg(1)
Marysville(1)
Mayfield Heights(1)(2)(3)
Mentor(2)
Metamora(1)
Milford*(1)
Ravenna(1)
St. Marys(1)
Strongsville*(1)
Vandalia(1)
Wadsworth(1)
Wickliffe(1)
Youngstown(1)
Oregon	Eugene(1)
Pennsylvania	Canton(1)
Harrison City(1)
South Carolina	Beaufort(1)
Bishopville(1)
Moncks Corner(2)
Spartanburg(1)
Tennessee	Collierville*(3)
Greeneville(1)
Greenfield(3)
Lebanon(1)
Livingston(1)
Texas	Deer Park*(1)
Ft. Worth(2)
Houston*(1)
Mansfield(2)
Nacogdoches(1)
Utah	Ogden(2)
Salt Lake City(1)
Virginia	Iron Gate*(1)
Lynchburg(1)
Washington	Seattle*(2)
Wisconsin	Chetek(1)
Grantsburg(1)
Manitowoc(1)
Mauston(3)
Waukesha(1)

FOREIGN COUNTRIES

Country	City
Argentina	Buenos Aires(1)(3)
Australia	Auburn*(1)
Castle Hill(1)(3)
Elizabeth West(1)
Wodonga(1)
Austria	Wiener Neustadt(1)
Belgium	Boom*(1)
Brussels*(1)
Brazil	Cachoerinha(1)
Curitiba*(1)
Jacarei(1)(2)(3)
São Paulo(1)(3)
Canada	Brampton*(1)
Grimsby(1)(3)
Milton(1)
Orillia(1)
Owen Sound(1)
Chile	Santiago*(1)
Croatia	Zagreb*(4)
Czech Republic	Chomutov(1)(3)
Prague*(1)(3)
Prerov*(4)
Sadská(1)
Denmark	Ballerup(1)(3)
Espergarde(1)
Egypt	Cairo*(1)
England	Barnstaple(1)
Burgess Hill*(1)
Buxton(1)
Cannock(1)
Cornwall*(1)
Cradley Heath(1)
Derby*(1)
Dewsbury(1)
Grantham(1)
Halesowen(1)
Hemel Hempstead(1)(3)
Littlehampton*(1)
Marlow*(1)
Ossett(1)
Rotherham(1)
Warwick(1)

Country	City
Watford*(1)
Finland	Hyrynsalmi*(1)
Oulu*(1)
Tampere(1)
Urjala(1)
Vantaa(1)
France	Annemasse(1)
Aubagne*(1)
Contamine(1)(3)
Dijon(1)
Evreux(1)
Vierzon(1)
Wissembourg(1)
Germany	Bielefeld(1)
Bietigheim-Bissingen(1)
Chemnitz(1)
Cologne(1)
Erfurt(1)
Geringswalde(1)
Hochmössingen(1)
Kaarst(1)(3)
Lampertheim(1)
Mücke(1)
Offenburg*(1)
Pleidelsheim(1)
Scholß-Holte(1)
Stuhr-Seckenhausen(1)
Wiesbaden(2)
Greece	Athens*(1)
Hungary	Budapest*(1)
India	Hyderabad(1)
Mumbai(1)(3)
Ireland	Dublin*(1)
Italy	Adro(1)
Arsago Seprio(1)
Bologna*(1)
Corsico(1)(3)
Gessate(3)
Milan(1)
Ortona*(1)
Siziano*(1)
Veniano*(1)
Japan	Tokyo*(1)(3)
Yokohama(1)(2)

Country	City
Luxembourg	Diekirch(4)
Malaysia	Kuala Lumpur*(2)
Mexico	Guaymas*(2)
Matamoros(1)
Montemorelos(3)
Monterrey(1)(3)
Tijuana(1)
Toluca(1)
Namibia	Windhoek*(1)
Netherlands	Amelo*(1)
Arnhem(1)
Etten-Leur*(1)
Hendrik-Ido-Ambacht(1)
Hoogezand(1)
Oldenzaal(1)(3)
New Zealand	Mt. Wellington(1)
Norway	Langhus(1)
Peoples Republic of China	Hong Kong*(1)(3)
Shanghai(1)(3)
Tianjin(1)
Poland	Katowice*(1)
Swiebodzice*(3)
Warsaw(1)(3)
Wroclaw(1)
Portugal	Porto*(1)
Romania	Bucharest*(1)
Russia	Moscow*(1)
Singapore	Singapore(1)(2)(3)
Slovak Republic	Bytca*(1)
Slovenia	Novo Mesto*(1)
South Africa	Kempton Park(1)(3)
South Korea	Chonan(3)
Hwaseong(1)
Seoul*(1)
Siheung(1)
Yangsan(1)
Spain	Barcelona*(1)
Madrid(1)(3)
Sweden	Borås(1)
Falköping(1)
Spånga(1)
Trollhätten(1)
Ulricehamn(1)
Switzerland	Geneva(3)

Country	City
Taiwan	Taipei*(1)(3)
Thailand	Bangkok*(1)(3)
Turkey	Istanbul*(1)
Ukraine	Kiev*(1)
United Arab Emirates	Abu Dhabi*(1)
Venezuela	Caracas*(1)(3)

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

ITEM 3. Legal Proceedings. None.

ITEM 4. Submission of Matters to a Vote of Security Holders. None.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market for the Registrant’s Common Equity. As of July 31, 2005, the number of shareholders of record of the Company was 4,519 and the number of beneficial owners was approximately 54,600. Information regarding stock price and dividend information with respect to the Company’s common stock, as set forth on page 13-41 of Exhibit 13 hereto, is incorporated herein by reference.

(b)	Use of Proceeds. Not Applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 through April 30, 2005	107,382	(2)	$60.3442	103,600	2,211,890
May 1, 2005 through May 31, 2005	428,274		$59.5701	428,274	1,783,616
June 1, 2005 through June 30, 2005	0		$0	0	1,783,616
Total:	535,656		$59.7253	531,874	1,783,616

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase of up to 3.0 million shares of its common stock. Such amount was subsequently adjusted to 6.75 million shares as a result of stock splits in June 1995 and September 1997. On July 14, 1998, the Company publicly announced that its Board of Directors authorized the repurchase of an additional 4.0 million shares of its common stock. There is no expiration date for the Company’s repurchase program.

(2)	Includes 3,782 shares surrendered to the Company by a retired executive officer in order to satisfy tax withholding obligations upon the vesting of restricted stock under the Company’s 2000-01-02, 2001-02-03 and 2002-03-04 Long Term Incentive Plans.

ITEM 6. Selected Financial Data. The information set forth on page 13-45 of Exhibit 13 hereto is incorporated herein by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The information set forth on pages 13-2 to 13-14 of Exhibit 13 hereto is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk. The Company enters into forward exchange contracts and costless collar contracts to reduce its exposure to fluctuations in foreign currencies. The total carrying and fair value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations. The Company has entered into two interest rate swap agreements for a total notional amount of EUR 300 million. The swap agreements expire in November 2005 and effectively protect the Company against adverse interest rate changes in the EURO bond market and have been designated as a hedge against the Company’s anticipated refinancing of its EURO Notes that are due in November 2005. The fair value of the interest rate swap agreements was a liability of approximately $12 million as of June 30, 2005, which has been recorded in the Consolidated Balance Sheet. The net payment or receipt under the swap agreements will be recognized as an adjustment to interest expense over the term of the EURO Notes anticipated to be issued in November 2005. A 100 basis point change in the EURO bond rates specified in the interest rate swap agreements would change the fair value of the swap agreements by approximately $24 million.

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near term interest rates. A 100 basis point increase in near term interest rates would increase annual interest expense on variable rate debt by approximately $320,511.

For further discussion see the Significant Accounting Policies Footnote on page 13-22 of Exhibit 13 hereto and incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data. The information set forth on pages 13-15 to 13-41 of Exhibit 13 hereto is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. Not applicable.

ITEM 9A. Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fourth fiscal quarter of fiscal year 2005. Based on this evaluation, the principal executive officer and principal financial officer, have concluded that the Company’s disclosure controls and procedures are effective in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting set forth on page 13-42 of Exhibit 13 hereto is incorporated herein by reference. The Report of Independent Registered Public Accounting Firm set forth on pages 13-43 and 13-44 of Exhibit 13 hereto is incorporated herein by reference.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information. On August 29, 2005, the Management Development and Compensation Committee of the Board of Directors of the Corporation approved a target award under the Corporation’s 2006 Target Incentive Bonus Plan to Robert P. Barker, one of the Corporation’s named executive officers, and certain other executive officers. Mr. Barker’s target bonus is $80,000 subject to the terms and conditions of the 2006 Target Incentive Bonus Plan attached hereto as Exhibit 10(n) and incorporated herein by reference. The four other named executive officers have received a target bonus award, subject to shareholder approval of a Section 162(m) qualified bonus plan.

PART III

ITEM 10. Directors and Executive Officers of the Registrant. Information required with respect to the Directors of the Company is set forth under the caption “Election of Directors” in the definitive Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders to be held October 26, 2005 (“2005 Proxy Statement”) and is incorporated herein by reference. Information with respect to the executive officers of the Company is included in Part I hereof under the caption “Executive Officers of the Company”. The information set forth under the captions “Audit Committee Financial Expert” and “Report of the Audit Committee” in the 2005 Proxy Statement is incorporated herein by reference.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement is incorporated herein by reference.

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

ITEM 11. Executive Compensation. The information set forth under the captions “Compensation of Directors” and “Executive Compensation” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information set forth under the captions “‘Change in Control’ Severance Agreements with Officers” and “Principal Shareholders of the Corporation” in the 2005 Proxy Statement is incorporated herein by reference. The information set forth under the caption “Equity Compensation Plan Information” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions. The information set forth under the caption “Certain Relationships and Related Transactions” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services. The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2005 Proxy Statement is incorporated herein by reference.

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

September 2, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title

DONALD E. WASHKEWICZ, Chairman of the Board of Directors and Chief Executive Officer; DANA A. DENNIS, Principal Accounting Officer; DUANE E. COLLINS, Director; WILLIAM E. KASSLING, Director; ROBERT J. KOHLHEPP, Director; PETER W. LIKINS, Director; GIULIO MAZZALUPI, Director; KLAUS-PETER MÜLLER, Director; CANDY M. OBOURN, Director; HECTOR R. ORTINO, Director; ALLAN L. RAYFIELD, Director; JOSEPH M. SCAMINACE, Director; WOLFGANG R. SCHMITT, Director; DEBRA L. STARNES, Director; MARKOS I. TAMBAKERAS, Director and NICKOLAS W. VANDE STEEG, Director.

Date: September 2, 2005

/s/ Timothy K. Pistell
Timothy K. Pistell, Executive Vice President –Finance and Administration, Principal Financial Officer and Attorney-in-Fact

PARKER-HANNIFIN CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Reference
	Form 10-K Annual Report (Page)	Excerpt from Exhibit 13 (Page)
Data incorporated by reference from Exhibit 13:
Management’s Report on Internal Control over Financial Reporting	—	13-42
Report of Independent Registered Public Accounting Firm	—	13-43 to 13-44
Consolidated Statement of Income for the years ended June 30, 2005, 2004 and 2003	—	13-15
Consolidated Statement of Comprehensive Income for the years ended June 30, 2005, 2004 and 2003	—	13-15
Consolidated Balance Sheet at June 30, 2005 and 2004	—	13-18
Consolidated Statement of Cash Flows for the years ended June 30, 2005, 2004 and 2003	—	13-19
Notes to Consolidated Financial Statements	—	13-20 to 13-41

Schedule:
II - Valuation and Qualifying Accounts	F-2	—

Individual financial statements and related applicable schedules for the Registrant (separately) have been omitted because the Registrant is primarily an operating company and its subsidiaries are considered to be wholly-owned.

F-1

PARKER-HANNIFIN CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2003, 2004 and 2005

(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning Of Period	Additions Charged to Costs and Expenses	Other (Deductions)/ Additions (A)	Balance At End Of Period
Allowance for doubtful accounts:
Year ended June 30, 2003	$14,617	$3,578	$(4,160)	$14,035
Year ended June 30, 2004	$14,035	$4,168	$(4,881)	$13,322
Year ended June 30, 2005	$13,322	$5,218	$(4,954)	$13,586
Deferred tax asset valuation allowance:
Year ended June 30, 2003	$62,559	$41,588	$(56,478)	$47,669
Year ended June 30, 2004	$47,669	$17,400	$(10,976)	$54,093
Year ended June 30, 2005	$54,093	$5,017	$(25,911)	$33,199

(A)	For allowance for doubtful accounts, net balance of deductions due to uncollectible accounts charged off and additions due to acquisitions or recoveries. For defered tax asset valuation allowance, primarily represents reversal of valuation allowance due to changes in the uncertainty of realizing operating loss and capital loss carryforwards.

F-2

Exhibit Index

Exhibit No.	Description of Exhibit
(3)	Articles of Incorporation and By-Laws:

(3)(a)	Amended Articles of Incorporation(A).

(3)(b)	Code of Regulations, as amended(B).

(4)	Instruments Defining Rights of Security Holders:

(4)(a)	Rights Agreement, dated January 31, 1997, between the Registrant and KeyBank National Association (“KeyBank”)(C), as amended by the First Addendum to Shareholder Protection Rights Agreement, dated April 21, 1997, between the Registrant and Wachovia Bank of North Carolina N.A. (“Wachovia”), as successor to KeyBank(D), and the Second Addendum to Shareholder Protection Rights Agreement, dated June 15, 1999, between the Registrant and National City Bank, as successor to Wachovia(D).

The Registrant is a party to other instruments, copies of which will be furnished to the Commission upon request, defining the rights of holders of its long-term debt identified in Note 9 of the Notes to Consolidated Financial Statements on page 13-29 of Exhibit 13 hereto, which Note is incorporated herein by reference.

(10)	Material Contracts:

(10)(a)	Form of Change in Control Severance Agreement entered into by the Registrant and executive officers, as amended and restated(E).*

(10)(b)	Parker-Hannifin Corporation Change in Control Severance Plan, as amended(F).*

(10)(c)	Form of Indemnification Agreement entered into by the Registrant and its directors and executive officers(G).

(10)(d)	Exchange Agreement entered into as of May 11, 1999 between the Registrant and Duane E. Collins including an Executive Estate Protection Plan comprised of the Executive Estate Protection Agreement entered into by the Registrant, Duane E. Collins and The Duane E. Collins Irrevocable Trust dated 5/10/99 (the “Trust”), the Collateral Assignment between the Registrant and the Trust and the “as sold” illustration of an Executive Estate Protection Plan Insurance Policy(H).*

(10)(e)	Cancellation Agreement dated December 29, 2003 between the Registrant, Duane E. Collins and the Trust (I).*

(10)(f)	Form of Executive Life Insurance Agreement entered into by the Registrant and certain executives (including executive officers), as restated(J).*

(10)(g)	Form of Termination Agreement to the Executive Life Insurance Agreement entered into by the Registrant and executive officers.*

(10)(h)	Description of the Parker-Hannifin Corporation Officer Life Insurance Plan.*

(10)(i)	Parker-Hannifin Corporation Supplemental Executive Retirement Benefits Program (Restatement)(K).*

(10)(j)	Parker-Hannifin Corporation 1993 Stock Incentive Program, as amended(L).*

(10)(k)	Parker-Hannifin Corporation 2003 Stock Incentive Plan, as amended and restated(M).*

(10)(l)	Form of Grant Letter for Stock Options for Executive Officers.*

(10)(m)	Form of Grant Letter for Stock Options with Tandem Stock Appreciation Rights for Executive Officers(N).*

(10)(n)	Description of the Parker-Hannifin Corporation 2006 Target Incentive Bonus Plan.*

(10)(o)	Description of the Parker-Hannifin Corporation 2005 Target Incentive Bonus Plan(O).*

(10)(p)	Description of the Parker-Hannifin Corporation Amended 2003-04-05 Long Term Incentive Plan(P).*

(10)(q)	Description of the Parker-Hannifin Corporation 2004-05-06 Long Term Incentive Plan(Q).*

(10)(r)	Description of the Parker-Hannifin Corporation 2005-06-07 Long Term Incentive Plan(R).*

(10)(s)	Parker-Hannifin Corporation Savings Restoration Plan, as restated(S).*

(10)(t)	Parker-Hannifin Corporation Pension Restoration Plan, as amended and restated(T).*

(10)(u)	Parker-Hannifin Corporation Executive Deferral Plan, as restated(U).*

(10)(v)	Parker-Hannifin Corporation Volume Incentive Plan, as amended(V).*

(10)(w)	Parker-Hannifin Corporation Non-Employee Directors’ Stock Plan, as amended and restated(W).*

(10)(x)	Parker-Hannifin Corporation Non-Employee Directors Stock Option Plan(X).*

(10)(y)	Parker-Hannifin Corporation 2004 Non-Employee Directors’ Stock Incentive Plan.*

(10)(z)	Form of Grant Letter for Stock Options for Non-Employee Directors(Y).*

(10)(aa)	Parker-Hannifin Corporation Deferred Compensation Plan for Directors, as amended and restated(Z).*

(10)(bb)	Parker-Hannifin Corporation Stock Option Deferral Plan(AA).*

(10)(cc)	Summary of the Compensation of the Non-Employee Members of the Board of Directors(BB).*

(10)(dd)	Description of Duane E. Collins Consulting/Director Compensation Arrangement(CC).*

(10)(ee)	Notice of Issuance of Restricted Stock for Nickolas W. Vande Steeg dated October 29, 2004(DD).*

(10)(ff)	Notice of Issuance of Restricted Stock for Nickolas W. Vande Steeg dated August 17, 2005(EE).*

(11)	Computation of Common Shares Outstanding and Earnings Per Share is incorporated by reference to Note 5 of the Notes to Consolidated Financial Statements on page 13-27 of Exhibit 13 hereto.

(12)	Computation of Ratio of Earnings to Fixed Charges as of June 30, 2005.

(13)	Excerpts from Annual Report to Shareholders for the fiscal year ended June 30, 2005 which are incorporated herein by reference thereto.

(21)	List of subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31)(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

(31)(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements.

(A)	Incorporated by reference to Exhibit 3 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-4982).
(B)	Incorporated by reference to Exhibit 3(b) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

(C)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed with the Commission on February 4, 1997 (Commission File No. 1-4982).
(D)	Incorporated by reference to Exhibit 4(a) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 1999 (Commission File No. 1-4982).
(E)	Incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission File No. 1-4982).
(F)	Incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).
(G)	Incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission File No. 1-4982).
(H)	Incorporated by reference to Exhibit 10(d) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 1999 (Commission File No. 1-4982).
(I)	Incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2004 (Commission File No. 1-4982).
(J)	Incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-4982).
(K)	Incorporated by reference to Exhibit 10(k) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).
(L)	Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-4982).
(M)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 16, 2005 (Commission File No. 1-4982).
(N)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed with the Commission on August 16, 2005 (Commission File No. 1-4982).
(O)	Incorporated by reference to Exhibit 10(o) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).
(P)	Incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2003 (Commission File No. 1-4982).
(Q)	Incorporated by reference to Exhibit 10(d) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2003 (Commission File No. 1-4982).
(R)	Incorporated by reference to Exhibit 10(s) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).

(S)	Incorporated by reference to Exhibit 10(t) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).
(T)	Incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1999 (Commission File No. 1-4982).
(U)	Incorporated by reference to Exhibit 10(v) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).
(V)	Incorporated by reference to Exhibit 10(t) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-4982).
(W)	Incorporated by reference to Exhibit 10(x) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).
(X)	Incorporated by reference to Exhibit 10(w) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).
(Y)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on August 16, 2005 (Commission File No. 1-4982).
(Z)	Incorporated by reference to Exhibit 10(x) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).
(AA)	Incorporated by reference to Exhibit 10(u) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 1-4982).
(BB)	Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2004 (Commission File No. 1-4982).
(CC)	Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2004 (Commission File No. 1-4982).
(DD)	Incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 8-K filed with the Commission on November 4, 2004 (Commission File No. 1-4982).
(EE)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2005 (Commission File No. 1-4982).

Shareholders may request a copy of any of the exhibits to this Annual Report on Form 10-K by writing to the Secretary, Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141.