Form 10-Q
period 2005-09-30
PARKER HANNIFIN CORP
filed 2005-10-28
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of Common Shares outstanding at September 30, 2005        119,765,673

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Net sales	$2,113,551	$1,877,915
Cost of sales	1,655,753	1,477,694

Gross profit	457,798	400,221
Selling, general and administrative expenses	237,014	194,396
Interest expense	16,471	16,179
Other expense, net	273	10,975

Income from continuing operations before income taxes	204,040	178,671
Income taxes	60,192	52,635

Income from continuing operations	$143,848	$126,036
Income from discontinued operations	28,884	6,747

Net income	$172,732	$132,783

Basic earnings per share:
Income from continuing operations	$1.21	$1.06
Income from discontinued operations	.24	.06

Net income per share	$1.45	$1.12

Diluted earnings per share:
Income from continuing operations	$1.19	$1.05
Income from discontinued operations	.24	.06

Net income per share	$1.43	$1.11

Cash dividends per common share	$.23	$.19

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

(Unaudited)

	September 30, 2005	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$242,930	$336,080
Accounts receivable, net	1,242,295	1,225,423
Inventories:
Finished products	456,839	451,459
Work in process	444,042	426,432
Raw materials	167,184	139,154

	1,068,065	1,017,045

Prepaid expenses	45,747	49,669
Deferred income taxes	130,386	127,490

Total current assets	2,729,423	2,755,707

Plant and equipment	3,806,204	3,760,140
Less accumulated depreciation	2,230,614	2,178,792

	1,575,590	1,581,348
Goodwill	1,632,504	1,371,024
Intangible assets, net	231,304	239,891
Other assets	819,527	831,595
Net assets of discontinued operations	—	81,138

Total assets	$6,988,348	$6,860,703

LIABILITIES
Current liabilities:
Notes payable	$20,978	$31,962
Accounts payable, trade	536,929	569,047
Accrued liabilities	567,724	601,962
Accrued domestic and foreign taxes	147,396	97,853

Total current liabilities	1,273,027	1,300,824
Long-term debt	927,165	938,424
Pensions and other postretirement benefits	1,056,486	1,056,230
Deferred income taxes	41,814	35,340
Other liabilities	195,103	189,738

Total liabilities	3,493,595	3,520,556

SHAREHOLDERS’ EQUITY
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 120,437,276 shares at September 30 and 120,437,280 shares at June 30	60,219	60,219
Additional capital	499,233	478,219
Retained earnings	3,498,266	3,352,888
Unearned compensation related to guarantee of ESOP debt	(31,286)	(36,818)
Deferred compensation related to stock options	2,347	2,347
Accumulated other comprehensive (loss)	(492,309)	(470,964)

	3,536,470	3,385,891
Less treasury shares, at cost:
671,603 shares at September 30 and 743,767 shares at June 30	(41,717)	(45,744)

Total shareholders’ equity	3,494,753	3,340,147

Total liabilities and shareholders’ equity	$6,988,348	$6,860,703

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$172,732	$132,783
Adjustments to reconcile net income to net cash provided by operations:
Net (income) from discontinued operations	(28,884)	(6,747)
Depreciation	59,822	60,842
Amortization	5,531	2,570
Stock-based compensation	17,614	—
Deferred income taxes	(13,931)	(12,200)
Foreign currency transaction loss	7,396	7,944
Loss on sale of plant and equipment	501	529
Changes in assets and liabilities:
Accounts receivable, net	21,120	27,937
Inventories	(12,163)	(39,217)
Prepaid expenses	5,573	7,004
Other assets	31,280	34,986
Accounts payable, trade	(52,334)	(27,883)
Accrued payrolls and other compensation	(64,791)	(49,266)
Accrued domestic and foreign taxes	49,352	18,885
Other accrued liabilities	9,672	8,536
Pensions and other postretirement benefits	2,179	(4,119)
Other liabilities	6,330	(5,456)

Net cash provided by operating activities	216,999	157,128

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $5,231 in 2005)	(153,131)	(2,100)
Capital expenditures	(43,661)	(39,766)
Proceeds from sale of plant and equipment	3,213	7,163
Proceeds from sale of businesses	92,715	—
Other	(617)	7,425

Net cash (used in) investing activities	(101,481)	(27,278)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for) common share activity	7,428	(96)
(Payments of) notes payable, net	(7,290)	(3,078)
Proceeds from long-term borrowings	1,417	23
(Payments of) long-term borrowings	(173,239)	(447)
Dividends	(27,355)	(22,483)

Net cash (used in) financing activities	(199,039)	(26,081)
Net cash (used in) provided by operating activities of discontinued operations	(9,366)	2,357
Effect of exchange rate changes on cash	(263)	744

Net (decrease) increase in cash and cash equivalents	(93,150)	106,870

Cash and cash equivalents at beginning of year	336,080	183,847

Cash and cash equivalents at end of period	$242,930	$290,717

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

BUSINESS SEGMENT INFORMATION BY INDUSTRY

(Dollars in thousands)

(Unaudited)

The Company operates in two principal business segments: Industrial and Aerospace. The Industrial Segment is the largest and includes a significant portion of International operations.

Industrial - This segment produces a broad range of motion control and fluid systems and components used in all kinds of manufacturing, packaging, processing, transportation, mobile construction, agricultural and military machinery and equipment. Sales are made directly to major original equipment manufacturers (OEMs) and through a broad distribution network to smaller OEMs and the aftermarket. Identifiable assets in the Industrial Segment increased significantly since June 30, 2005 due primarily to acquisitions.

Aerospace - This segment designs and manufactures products and provides aftermarket support for commercial, military and general aviation aircraft, missile and spacecraft markets. The Aerospace Segment provides a full range of systems and components for hydraulic, pneumatic and fuel applications.

The Company also reports a Climate & Industrial Controls Segment. The Climate & Industrial Controls Segment manufactures motion-control systems and components for use primarily in the refrigeration and air conditioning and transportation industries.

In August 2005 and December 2004, the Company divested the business units comprising the Other Segment which designed and manufactured custom-engineered buildings and developed and manufactured chemical car care products and maintenance equipment, respectively. The divested business units have been classified as discontinued operations for all periods presented.

Business Segment Results by Industry

	Three Months Ended September 30,
	2005	2004
Net sales
Industrial:
North America	$929,231	$832,338
International	620,764	548,973
Aerospace	348,807	331,134
Climate & Industrial Controls	214,749	165,470

Total	$2,113,551	$1,877,915

Segment operating income Industrial:
North America	$137,130	$119,809
International	80,441	66,473
Aerospace	54,783	51,294
Climate & Industrial Controls	18,616	15,817

Total segment operating income	290,970	253,393
Corporate general and administrative expenses	28,827	25,306

Income from continuing operations before interest expense and other	262,143	228,087
Interest expense	16,471	16,179
Other expense	41,632	33,237

Income from continuing operations before income taxes	$204,040	$178,671

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1.	Management representation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005, the results of operations for the three months ended September 30, 2005 and 2004 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

2.	Adoption of new accounting pronouncements

Effective July 1, 2005, the Company adopted the provisions of FASB Statement No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” The implementation of this accounting pronouncement did not have a material effect on the Company’s results of operations, financial position or cash flows. Effective July 1, 2005, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment.” Refer to footnote 3 for further discussion of the adoption of this Statement.

3.	Stock incentive plans

On July 1, 2005, the Company adopted the provisions of FASB Statement No. 123 (revised 2004) and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. The Company’s stock incentive plan provides for the granting of nonqualified options and stock appreciation rights (SARs) to officers, directors and key employees of the Company. Outstanding options and SARs are exercisable from one to three years after the date of grant and expire no more than ten years after grant. Prior to the adoption of FASB Statement No. 123 (revised 2004), the Company used the intrinsic-value based method to account for stock options and made no charges against earnings with respect to options granted.

The adoption of Statement No. 123 (revised 2004) reduced income from continuing operations before income taxes for the first quarter of fiscal 2006 by $17.6 million and reduced net income for the first quarter of fiscal 2006 by $11.4 million ($.10 per basic and diluted share). The adoption of this Statement had an immaterial effect on the Statement of Cash Flows for the three months ended September 30, 2005. The effect of the adoption in the first quarter is not indicative of the effect of the adoption for each quarter of fiscal 2006 due to the requirement to use a non-substantive vesting approach with respect to retirement-eligible employees.

3.	Stock incentive plans, continued

The fair values for the significant stock-based awards granted in 2006, 2005 and 2004 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Aug/05	Aug/04	Aug/03
Risk-free rate of return	4.1%	3.5%	3.4%
Expected life of award	5.3 yrs	4.2 yrs	4.4 yrs
Expected dividend yield of stock	1.6%	1.7%	1.7%
Expected volatility of stock	33.1%	32.7%	36.8%

The expected volatility of stock assumption was derived by referring to changes in the Company’s historical common stock prices over a timeframe similar to that of the expected life of the award. The Company has no reason to believe that future stock volatility is likely to differ from historical volatility.

The weighted-average fair value of stock-based awards was $21.02 for fiscal 2006 grants, $14.97 for fiscal 2005 grants and $14.38 for fiscal 2004 grants.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in the period.

Three Months Ended September 30, 2004
Net income, as reported	$132,783

Add: Stock-based employee compensation expense included in reported net income, net of tax	2,854
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax	11,171

Pro forma net income	$124,466

Earnings per share:

Basic – as reported	$1.12

Basic – pro forma	$1.05

Diluted – as reported	$1.11

Diluted – pro forma	$1.04

The total stock-based employee compensation expense for the three months ended September 30, 2004 was calculated using the non-substantive vesting period approach.

4.	Earnings per share

The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share from continuing operations for the three months ended September 30, 2005 and 2004.

	Three Months Ended September 30,
	2005	2004
Numerator:
Income from continuing operations applicable to common shares	$143,848	$126,036

Denominator:
Basic - weighted average common shares	118,882,679	118,288,566
Increase in weighted average from dilutive effect of equity-based awards	1,564,689	1,423,466

Diluted - weighted average common shares, assuming exercise of equity-based awards	120,447,368	119,712,032

Basic earnings per share from continuing operations	$1.21	$1.06
Diluted earnings per share from continuing operations	$1.19	$1.05

At September 30, 2005 and 2004, 1,298,892 and 577,927 common shares, respectively, subject to equity-based awards were excluded from the computation of diluted earnings per share from continuing operations because the effect of their exercise would be anti-dilutive.

5.	Product warranty

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of September 30, 2005 and June 30, 2005 is immaterial to the financial position of the Company and the change in the accrual for the current quarter is immaterial to the Company’s results of operations and cash flows.

6.	Stock repurchase program

The Company has a program to repurchase up to 1 million of the Company’s common shares per year on the open market, at prevailing prices, including the systematic repurchase of no less than $10 million in common shares each fiscal quarter. Repurchases are primarily funded from operating cash flows, and the shares are initially held as treasury stock. The Company repurchased 170,100 shares of its common stock at an average price of $64.15 during the three-month period ended September 30, 2005.

7.	Comprehensive income

The Company’s items of other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains (losses) on marketable equity securities and cash flow hedges. Comprehensive income for the three months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended September 30,
	2005	2004
Net income	$172,732	$132,783
Foreign currency translation adjustments	(21,823)	28,142
Net realized (gain) loss on marketable equity securities	(7)	41
Unrealized (losses) on marketable equity securities	(9)	(10,751)
Unrealized gain on cash flow hedges	494

Comprehensive income	$151,387	$150,215

The unrealized (losses) on marketable equity securities are net of taxes of $4 and $6,435 for the three months ended September 30, 2005 and September 30, 2004, respectively. The realized (gain) loss on marketable equity securities is net of taxes of $5 and $25 for the three months ended September 30, 2005 and September 30, 2004, respectively, and is reflected in the Other expense, net caption in the Consolidated Statement of Income. The unrealized gain on cash flow hedges is net of taxes of $315 for the three months ended September 30, 2005.

In 2004, the unrealized (losses) on marketable equity securities primarily resulted from the contribution of the marketable equity securities to the Company’s charitable foundation. The contribution of the marketable equity securities had an immaterial effect on the Company’s results of operations and financial position.

8.	Business realignment charges

During the first quarter of fiscal 2006, the Company recorded a $2,770 charge ($1,731 after-tax or $.01 share) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily consists of severance costs and costs to relocate machinery and equipment. The severance costs are attributable to approximately 335 employees in the Climate and Industrial Controls Segment and 80 employees in the Industrial Segment. All severance payments are expected to be made by June 30, 2006. The business realignment costs are presented in the Consolidated Statement of Income for the three months ended September 30, 2005 as follows: $1,975 in Cost of sales and $795 in Selling, general and administrative expenses.

8.	Business realignment charges, continued

During the first quarter of fiscal 2005, the Company recorded a $1,459 charge ($910 after-tax or $.01 per share) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believed the realignment actions would positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily related to severance costs attributable to approximately 200 employees in the Industrial Segment. All severance payments have been made. The business realignment costs are presented in the Consolidated Statement of Income for the three months ended September 30, 2004 as follows: $1,035 in Cost of sales and $424 in Selling, general and administrative expenses.

9.	Goodwill and intangible assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2005 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance June 30, 2005	$1,028,660	$79,575	$262,789	$1,371,024
Acquisitions	257,432		6,425	263,857
Foreign currency translation	(638)	(56)	(148)	(842)
Goodwill adjustments	(1,480)		(55)	(1,535)

Balance September 30, 2005	$1,283,974	$79,519	$269,011	$1,632,504

“Goodwill adjustments” primarily represent final adjustments to the purchase price allocation for acquisitions completed within the last twelve months.

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2005		June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$48,917	$18,397	$48,973	$17,598
Trademarks	93,422	8,348	93,471	7,137
Customer lists and other	139,049	23,339	142,797	20,615

Total	$281,388	$50,084	$285,241	$45,350

Total intangible amortization expense for the three months ended September 30, 2005 was $4,755. The estimated amortization expense for the five years ending June 30, 2006 through 2010 is $20,038, $18,815, $17,317, $16,638 and $16,298, respectively. At this time, the estimated amortization expense does not include all amortization expense related to fiscal 2006 acquisitions as all purchase price allocations have not been completed.

10.	Retirement benefits

Net periodic pension cost recognized included the following components:

	Three Months Ended September 30,
	2005	2004
Service cost	$20,092	$18,211
Interest cost	33,077	32,287
Expected return on plan assets	(35,896)	(33,191)
Net amortization and deferral and other	20,712	18,423

Net periodic benefit cost	$37,985	$35,730

Postretirement benefit cost recognized included the following components:

	Three Months Ended September 30,
	2005	2004
Service cost	$574	$445
Interest cost	1,631	1,634
Net amortization and deferral and other	193	126

Net periodic benefit cost	$2,398	$2,205

11.	Acquisitions and divestitures

In August 2005, the Company acquired SSD, a manufacturer of AC and DC drives, as well as servo drives, motors and systems for leading original equipment manufacturers, end users, and integrators in automated industrial process applications. Annual sales for this business and other businesses acquired during the first quarter of fiscal 2006, for their most recent fiscal year prior to acquisition, were approximately $213 million. Total purchase price for all businesses acquired during the first quarter of fiscal 2006 was approximately $153 million in cash and $165 million in assumed debt. The purchase price allocations for fiscal 2006 acquisitions are preliminary and will require subsequent adjustment.

In August 2005, the Company divested a business unit which manufactured custom-engineered buildings. In December 2004, the Company divested a business unit which develops and manufactures chemical car care products and maintenance equipment. These businesses were part of the Other Segment for segment reporting purposes.

11.	Acquisitions and divestitures, continued

The following results of operations for these business units have been presented as discontinued operations for all periods presented.

	Three Months Ended September 30,
	2005	2004
Net sales	$21,672	$69,277
Earnings before income taxes	1,517	10,008
Net income	1,131	$6,747
Gain on disposal (net of taxes of $3,429)	$27,753	—

As of September 30, 2005, there were no assets or liabilities remaining from the discontinued operations. The net assets of the discontinued operations as of June 30, 2005 primarily related to the business unit which manufactured customer-engineered buildings and consisted of the following:

Asset (liability)	June 30, 2005
Accounts receivable	$15,605
Inventory	13,917
Goodwill	72,787
Property, plant and equipment, net	10,569
Accounts payable	(15,206)
Accrued taxes	(7,978)
Other liabilities	(5,138)

12.	Subsequent event

In October 2005, the Company agreed to acquire and received acceptance from a majority of the shareholders of the domnick hunter group, plc. The domnick hunter group had revenues in 2004 of approximately $280 million and specializes in the design and manufacture of filtration, separation, and purification and technologies for a wide range of markets. The acquisition is expected to close in the second quarter of fiscal 2006.

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2004

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

The Company believes the leading economic indicators of these markets that have a strong correlation to the Company’s future order rates are the Institute of Supply Management (ISM) index of manufacturing activity with respect to commercial, mobile and industrial markets and aircraft miles flown, revenue passenger miles and Department of Defense spending for aerospace markets. An ISM index above 50 indicates that the manufacturing economy is expanding resulting in the expectation that the Company’s order rates in the commercial, mobile and industrial markets should be increasing. The ISM index at the end of September 2005 was 59.4 compared to 53.8 at the end of June 2005. With respect to the aerospace market, aircraft miles flown and passenger miles have shown improvement in the first quarter of fiscal 2006 over comparable fiscal 2005 levels while Department of Defense spending remained relatively flat.

The Company also believes that there is a high correlation between interest rates and industrial manufacturing activity. The Federal Reserve raised the federal funds rate twice during fiscal 2006 and nine times during fiscal 2005. Additional increases in interest rates could have a negative impact on industrial production thereby lowering future order rates.

The Company’s major opportunities for growth are as follows:

•	Leverage the Company’s broad product line with customers desiring to consolidate their vendor base and outsource engineering,

•	Marketing systems solutions for customer applications,

•	Expand the Company’s business presence outside of North America,

•	New product introductions, including those resulting from the Company’s innovation initiatives, and

•	Strategic acquisitions.

The financial condition of the Company remains strong as evidenced by the continued generation of substantial cash flows from operations, a debt to debt-equity ratio of 21.3 percent, ample borrowing capabilities and strong credit ratings. Cash flow from operations for the first three months of fiscal 2006 were $217 million or 10.3% of sales.

Many acquisition opportunities remain available to the Company within its target markets. During the first quarter of fiscal 2006, the Company completed three acquisitions with combined annual revenues of approximately $213 million. Since the end of the first quarter of fiscal 2006, the Company has completed four additional acquisitions and has acquired or received committed shares representing the majority of the outstanding shares of the domnick hunter group, plc. The additional acquisitions have annual revenues of approximately $380 million. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess the strategic fit of its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term fit for the Company, as evidenced by the divestiture of the business unit that manufactured custom-engineered buildings.

Current challenges facing the Company include maintaining premier customer service levels while benefiting from strong customer demand, successfully matching price increases to raw material price increases and the rising expenses related to employee retirement and health care benefits. The Company has implemented a number of strategic financial performance initiatives relating to growth and margin improvement in order to meet these challenges, including strategic procurement, strategic pricing, lean manufacturing and business realignments.

The discussion below is structured to provide a separate analysis of the Consolidated Statement of Income, Results by Business Segment, Balance Sheet and Statement of Cash Flows.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended September 30,
(in millions)	2005	2004
Net sales	$2,113.6	$1,877.9
Gross profit	$457.8	$400.2
Gross profit margin	21.7%	21.3%
Selling, general and administrative expenses	$237.0	$194.4
Selling general and administrative expenses, as a percent of sales	11.2%	10.4%
Interest expense	$16.5	$16.2
Other expense, net	$.2	$11.0
Effective tax rate from continuing operations	29.5%	29.5%
Income from continuing operations	$143.8	$126.0
Income from continuing operations, as a percent of sales	6.8%	6.7%
Discontinued operations	$28.9	$6.7
Backlog	$2,274.3	$2,088.8

Net sales for the first quarter of fiscal 2006 increased 12.5 percent over the prior-year first quarter net sales reflecting higher volume experienced in all Segments. Acquisitions made in the last 12 months contributed almost 60 percent of the net sales increase and the effect of currency rate changes contributed about 7 percent of the net sales increase.

Gross profit margin increased due to a combination of the increase in sales as well as the effects of the Company’s financial performance initiatives. Included in current-year gross profit is $4.5 million of expense related to stock-based compensation awards. Included in current-year and prior-year gross profit was $2.0 million and $1.0 million, respectively, in business realignment charges (see Note 8 on page 9 for further discussion).

Selling, general and administrative expenses increased primarily due to expenses related to stock-based compensation awards, which amounted to $13.1 million in the current-year quarter, as well as higher amortization expense related to intangible assets.

Interest expense for the current-year quarter increased 1.8 percent primarily due to expenses associated with the Company’s new revolving credit agreement.

Other expense, net in the prior-year quarter includes an $8.8 million expense related to the writedown of a real estate investment.

Income from continuing operations for the current-year quarter was adversely affected by an additional expense of approximately $4.7 million related to domestic qualified defined benefit plans, resulting primarily from changes in actuarial assumptions and the amortization of actuarial losses. Income from continuing operations for the prior-year quarter was adversely affected by a $4.6 million pension curtailment loss.

Discontinued operations represents the operating results and related gain on the sale, net of tax of the Astron Buildings business which was divested in August 2005 and the Wynn’s Specialty Chemical business which was divested in December 2004. Included in discontinued operations for the three months ended September 30, 2005 is an after-tax gain on the sale of Astron of approximately $27.8 million. The gain is primarily attributable to foreign currency translation adjustments.

Backlog increased from the prior year due to an increase in order rates throughout most businesses in the Aerospace and Industrial Segments. Backlog declined from the June 30, 2005 amount of $2,304.2 million due to shipments exceeding new order rates during the current-year quarter, the largest decline occurring in the Aerospace Segment.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three months ended September 30,
(in millions)	2005	2004
Net sales
North America	$929.2	$832.3
International	620.8	549.0
Operating income
North America	137.1	119.8
International	$80.4	$66.5
Operating income, as a percent of sales
North America	14.8%	14.4%
International	13.0%	12.1%
Backlog	$938.8	$818.1

The increase in Industrial North American sales reflects higher end-user demand experienced across most of the Industrial North American markets, particularly in the heavy-duty truck, construction, industrial machine tools and mobile equipment markets partially offset by lower demand in the semiconductor manufacturing market. The increase in Industrial International sales is attributed to higher volume across most markets in Europe and the Asia Pacific region. Acquisitions and currency rate changes accounted for approximately 60 percent of the Industrial North American sales increase and approximately 70 percent of the Industrial International sales increase.

The increase in Industrial North American and Industrial International margins is primarily due to the higher sales volume and benefits realized from the Company’s financial performance initiatives and benefits from past business realignments. Acquisitions, not yet fully integrated, negatively impacted Industrial North American margins in the current-year quarter.

The increase in backlog from a year ago is due to higher order rates experienced in virtually all of the markets of the Industrial North American and Industrial International operations. Backlog declined from the June 30, 2005 amount of $944.1 million due to shipments exceeding new order rates in the current-year quarter.

The Company anticipates sales volume in the Industrial Segment for the remainder of fiscal 2006 to exceed comparable fiscal 2005 levels at the same rate as the current-year quarter. For the balance of fiscal 2006, Industrial North American operating margins are expected to increase in the low single-digit range while Industrial International operating margins are expected to increase in the mid-single-digit range. The Company expects to continue to take the actions necessary to structure appropriately the Industrial Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2006.

Aerospace Segment

	Three months ended September 30,
(in millions)	2005	2004
Net sales	$348.8	$331.1
Operating income	$54.8	$51.3
Operating income, as a percent of sales	15.7%	15.5%
Backlog	$1,206.5	$1,166.6

The increase in sales in the Aerospace Segment is primarily due to an increase in both military and commercial original equipment manufacturer (OEM) and aftermarket volume. The higher margins were primarily due to a higher concentration of sales occurring in the aftermarket businesses in the current-year quarter.

The increase in backlog from a year ago is due to higher order rates experienced in both the commercial and military businesses. Shipments exceeded order rates in the current quarter resulting in the slight decline in backlog from the June 30, 2005 amount of $1,229.4 million. The Company expects an upward trend in commercial order rates for the balance of fiscal 2006 and expects order rates in the military market to remain at current levels. Heavier commercial OEM volume in future product mix could result in lower margins.

Climate & Industrial Controls Segment

	Three months ended September 30,
(in millions)	2005	2004
Net sales	$214.7	$165.5
Operating income	$18.6	$15.8
Operating income, as a percent of sales	8.7%	9.6%
Backlog	$129.1	$103.4

The increase in sales in the Climate & Industrial Controls Segment is primarily due to acquisitions as well as higher end-user demand in the commercial air conditioning market. The decrease in margins is primarily due to business realignment charges incurred in the current-year quarter.

The increase in backlog from the prior-year quarter is primarily due to acquisitions as well as higher order rates in the residential air conditioning market. For the remainder of fiscal 2006, sales and operating margins are expected to increase in the mid-double-digit range. The Company expects to continue to take the actions necessary to structure appropriately the Climate & Industrial Controls Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2006.

Corporate general and administrative expenses increased to $28.8 million for fiscal 2006 compared to $25.3 million in the prior year. As a percent of sales, corporate general and administrative expenses for the current-year quarter increased slightly to 1.4 percent compared to 1.3 percent in the prior year. The higher expense in the current-year quarter is primarily due to higher incentive compensation resulting from current-quarter results.

Included in Other expense (in the Business Segment Results by Industry) in fiscal 2006 is $17.6 million of expense related to stock-based compensation awards. Included in Other expense in fiscal 2005 is an $8.8 million expense associated with the writedown of a real estate investment.

DISCONTINUED OPERATIONS

In August 2005, the Company divested a business unit which manufactured custom-engineered buildings. In December 2004, the Company divested a business unit which developed and manufactured chemical car care products and maintenance equipment. These businesses were the remaining businesses of the Other Segment for segment reporting purposes, which has now been eliminated. The following results of operations for these business units have been presented as discontinued operations for all periods presented.

	Three months ended September 30,
(dollars in millions)	2005	2004
Net sales	$21,672	$69,277
Operating income, net of taxes	1,131	6,747
Gain on sale of discontinued operations, net of taxes	27,753	—
Income from discontinued operations	$28,884	$6,747

BALANCE SHEET

(in millions)	September 30, 2005	June 30, 2005
Accounts receivable	$1,242.3	$1,225.4
Inventories	1,068.1	1,017.0
Plant and equipment, net of accumulated depreciation	1,575.6	1,581.3
Goodwill	1,632.5	1,371.0
Other assets	819.5	831.6
Accounts payable, trade	536.9	569.0
Accrued liabilities	567.7	602.0
Accrued domestic and foreign taxes	147.4	97.9
Shareholders’ equity	3,494.8	3,340.1
Working capital	$1,456.4	$1,454.9
Current ratio	2.14	2.12

Accounts receivable are primarily receivables due from customers for sales of product ($1,140.3 million at September 30, 2005 and $1,111.1 million at June 30, 2005). Days sales outstanding relating to trade accounts receivable increased to 50 days from 47 days during the quarter.

Inventories increased $51.1 million since June 30, 2005 primarily due to acquisitions, with days supply increasing to 70 days from 65 days at June 30, 2005.

Plant and equipment, net of accumulated depreciation, decreased primarily as a result of depreciation exceeding capital expenditures partially offset by plant and equipment acquired in current-year acquisitions.

Other assets decreased since June 30, 2005 primarily as a result of decreases in qualified benefit plan assets, partially offset by an increase in deferred income taxes. Deferred income taxes increased primarily due to the tax effect of pensions and stock compensation expense.

Accounts payable, trade decreased from June 30, 2005 primarily in the Industrial Segment.

Accrued liabilities decreased primarily as a result of the payment of fiscal 2005 incentive compensation during the current-year quarter, partially offset by an increase due to acquisitions.

Accrued domestic and foreign taxes increased primarily due to higher taxable income in fiscal 2006.

Due to the strengthening of the dollar, foreign currency translation adjustments resulted in a decrease in shareholders’ equity of $21.8 million during the first quarter of fiscal 2006. The translation adjustments primarily affected Accounts receivable, Goodwill, Net assets of discontinued operations, Long-term debt and Pensions and other postretirement benefits.

STATEMENT OF CASH FLOWS

	Three months ended September 30,
(in millions)	2005	2004
Cash provided by (used in):
Operating activities	$217.0	$157.1
Investing activities	(101.5)	(27.3)
Financing activities	(199.0)	(26.1)
Discontinued operations	(9.4)	2.4
Effect of exchange rates	(0.3)	0.8
Net increase (decrease) in cash and cash equivalents	$(93.2)	$106.9

Cash flows from operating activities - The increase in net cash provided by operating activities in fiscal 2006 is primarily due to an increase in net income partially offset by net income from discontinued operations. Net cash provided by operating activities also increased due to working capital items, primarily inventories and accrued domestic and foreign taxes, partially offset by accounts payable, trade.

Cash flow used in investing activities - The increase in the amount of cash used in investing activities in fiscal 2006 is attributable primarily to an increase in acquisition activity partially offset by an increase in proceeds from the sale of businesses. Capital expenditures increased $3.9 million in fiscal 2006. Included in Other in fiscal 2005 is the write down of a real estate investment.

Cash flow from financing activities - In fiscal 2006, the Company decreased its outstanding borrowings by a net total of $179.1 million compared to a decrease of $3.5 million in fiscal 2005. Included in the current-year repayment of borrowings is debt assumed in acquisitions. The substantial level of cash flow from operating activities allowed the Company to minimize the borrowings necessary to complete acquisitions in fiscal 2006. Common stock activity provided cash of $7.4 million in fiscal 2006 compared to using cash of $0.1 million in fiscal 2005. The increase in cash provided by common stock activity in fiscal 2006 is primarily due to the exercise of stock options and the issuance of restricted stock, partially offset by the purchase of shares of the Company’s common stock for treasury.

Excluded from Cash flows from financing activities is a decrease in book overdrafts of $14.2 million for the current-year first quarter and an increase in book overdrafts of $12.2 million for the prior-year first quarter. These cash flows are included in Accounts payable, trade in Cash flows from operating activities. The book overdrafts result from a delay in sweeping cash from one bank to another and are settled the next business day; therefore, the book overdrafts are not considered bank borrowings by the Company.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of 34 to 37 percent.

Debt to Debt-Equity Ratio (in millions)	September 30, 2005	June 30, 2005
Debt	$948.1	$970.4
Debt & equity	$4,442.9	$4,310.5
Ratio	21.3%	22.5%

The Company has a line of credit totaling $1,025 million through a multi-currency revolving credit agreement with a group of banks, all of which was available as of September 30, 2005. The Company has the right, no more than once a year, to increase the facility amount, in minimum increments of $25 million up to a maximum facility amount of $1,250 million. The credit agreement expires September 2010, however the Company has the right to request a one-year extension of the expiration date on an annual basis. The credit agreement supports the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch, Inc. These ratings are considered investment grade. The revolving credit agreement requires a facility fee of 5/100ths of one percent of the commitment per annum at the Company’s present rating level. The revolving credit agreement contains provisions that increase the facility fee of the credit agreement in the event the Company’s credit ratings are lowered. A lowering of the Company’s credit ratings would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

The Company’s revolving credit agreement and certain debt agreements contain certain financial and other covenants, the violation of which would limit or preclude the use of the agreements for future borrowings. At the Company’s present rating level, the most restrictive financial covenant provides that the ratio of secured debt to net tangible assets be less than 10 percent. As of September 30, 2005, the ratio of secured debt to net tangible assets was less than one percent. The Company is in compliance with all covenants and expects to remain in compliance during the term of the agreements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The following critical accounting policy should be read in conjunction with the critical accounting policies discussed in the Company’s 2005 Annual Report on Form 10-K .

Stock-based compensation – The computation of the expense associated with stock-based compensation requires the use of a valuation model. The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options and stock appreciation rights. The Black-Scholes model requires assumptions regarding the volatility of the Company’s stock, the expected life of the stock award and the Company’s dividend ratio. The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ from historical data. However, changes in the assumptions to reflect future stock price volatility, future dividend payments and future stock award exercise experience could result in a change in the assumptions used to value awards in the future that may result in a material change to the fair value calculation of stock-based awards.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

On July 1, 2005, the Company adopted the provisions of FASB Statement No. 123 (revised 2004) (FAS 123R) and elected to use the modified prospective transition method . The modified prospective transition method requires compensation cost to be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. Prior to the adoption of FAS 123R, the Company used the intrinsic-value based method to account for stock options and made no charges against earnings with respect to options granted.

The Company’s stock incentive plans provides for the granting of nonqualified options and stock appreciation rights (SARs) to officers, directors and key employees of the Company. Outstanding options and SARs are exercisable from one to three years after the date of grant and expire no more than ten years after grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of nonqualified options and SARs granted. The adoption of FAS 123R reduced income from continuing operations before income taxes for the first quarter of fiscal 2006 by $17.6 million and reduced net income in the first quarter of fiscal 2006 by $11.4 million ($.10 per basic and diluted share). The adoption of this Statement had an immaterial effect on the Statement of Cash Flows for the three months ended September 30, 2005. The effect of the adoption in the first quarter is not indicative of the effect of the adoption for each quarter of fiscal 2006 due to the requirement to use a non-substantive vesting approach with respect to retirement-eligible employees. As of September 30, 2005, $26.5 million of expense with respect to unvested stock-based awards has yet to be recognized and will be amortized into expense over the employee’s remaining requisite service period.

FORWARD-LOOKING STATEMENTS

Forward-looking statements contained in this Report on Form 10-Q and other written reports and oral statements are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. All statements regarding future performance, earnings projections, events or developments are forward-looking statements. It is possible that the future performance and earnings projections of the Company may differ materially from current expectations, depending on economic conditions within both its industrial and aerospace markets, and the Company’s ability to achieve anticipated benefits associated with announced realignment activities, strategic initiatives to improve operating margins and growth and innovation initiatives. A change in the economic conditions in individual markets may have a particularly volatile effect on segment performance. Among other factors which may affect future performance are:

•	changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments,

•	uncertainties surrounding timing, successful completion or integration of acquisitions,

•	threats associated with and efforts to combat terrorism,

•	competitive market conditions and resulting effects on sales and pricing,

•	increases in raw material costs that cannot be recovered in product pricing,

•	the Company’s ability to manage costs related to insurance and employee retirement and health care benefits, and

•	global economic factors, including manufacturing activity, air travel trends, currency exchange rates, difficulties entering new markets and general economic conditions such as inflation and interest rates.

The Company undertakes no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company enters into forward exchange contracts and costless collar contracts to reduce its exposure to fluctuations in related foreign currencies. These contracts are with major financial institutions and the risk of loss is considered remote. The Company does not hold or issue derivative financial instruments for trading purposes. In addition, the Company’s foreign locations, in the ordinary course of business, enter into financial guarantees through financial institutions, which enable customers to be reimbursed in the event of nonperformance by the Company. The total carrying and fair value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations.

The Company has entered into two interest rate swap agreements for a total notional amount of EUR 300 million. The swap agreements expire in November 2005 and effectively protect the Company from adverse interest rate changes in the EURO bond market and have been designated as a hedge against the Company’s anticipated refinancing of its EURO Notes that are due in November 2005. The fair value of the interest rate swap agreements was a liability of approximately $11 million at September 30, 2005 compared to a liability of approximately $12 million at June 30, 2005. The liability has been recorded in the Consolidated Balance Sheet. The net payment or receipt under the swap agreements will be recognized as an adjustment to interest expense over the term of the EURO Notes anticipated to be issued in November 2005.

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the first quarter of fiscal 2006. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 through July 31, 2005	48,840	(2)	$63.4764	40,900	1,742,716
August 1, 2005 through August 31, 2005	99,200		$64.4981	99,200	1,643,516
September 1, 2005 through September 30, 2005	30,000		$63.5340	30,000	1,613,516

Total:	178,040		$64.0554	170,100	1,613,516

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase of up to 3.0 million shares of its common stock. Such amount was subsequently adjusted to 6.75 million shares as a result of stock splits in June 1995 and September 1997. On July 14, 1998, the Company publicly announced that its Board of Directors authorized the repurchase of an additional 4.0 million shares of its common stock. There is no expiration date for the Company repurchase program.
(2)	Includes 7,940 shares surrendered to the Company by executive officers in order to satisfy tax withholding obligations upon the vesting of restricted stock under the Company’s 2000-01-02 Long Term Incentive Plan.

Item 5. Other Information.

On October 26, 2005, the shareholders of the Company, upon recommendation of the Company’s Board of Directors, approved the Parker-Hannifin Corporation Performance Bonus Plan. The Management Development and Compensation Committee of the Board of Directors adopted the Company’s Performance Bonus Plan on August 29, 2005, subject to shareholder approval. The Company’s Performance Bonus Plan was previously filed as Exhibit A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 26, 2005.

On August 29, 2005, the Management Development and Compensation Committee of the Board of Directors of the Company approved the following annual and long-term bonus awards, subject to shareholder approval of the Company’s Performance Bonus Plan:

Target Bonus Awards to Named Executive Officers

A 2006 target bonus award, an annual cash incentive based on the Company’s free cash flow margin for fiscal year 2006, was awarded to the named executive officers listed below:

Named Executive Officer	Target Bonus Award
Donald E. Washkewicz	$600,000
Nickolas W. Vande Steeg	$294,000
John D. Myslenski	$195,000
Timothy K. Pistell	$161,000

These target bonus awards were granted pursuant to the form of award letter attached hereto as Exhibit 10(a) and incorporated herein by reference. These awards are also made under, and subject to, the Company’s Performance Bonus Plan, which is also incorporated herein by reference.

Long-Term Incentive (“LTI”) Awards to Executive Officers

A target 2006-07-08 LTI award was awarded to each of the executive officers and Group Presidents who are not executive officers, including the named executive officers listed below:

Named Executive Officer	Number of Target Shares Awarded
Donald E. Washkewicz	33,200
Nickolas W. Vande Steeg	14,275
John D. Myslenski	11,300
Timothy K. Pistell	7,925
Robert B. Barker	5,500

These target LTI awards are based on the Company’s revenue growth, earnings per share growth and return on invested capital during the performance period as compared to the results of its peers for each of the foregoing performance measures. These awards were granted pursuant to the form of award letter attached hereto as Exhibit 10(b) and incorporated herein by reference. These awards are also made under, and subject to, the Company’s Performance Bonus Plan, which is also incorporated herein by reference.

Return on Net Asset (“RONA”) Bonus Awards to Named Executive Officers

A RONA bonus award, an annual cash incentive based on the Company’s fiscal year 2006 return on net assets, was awarded to the four named executive officers listed below:

Named Executive Officer	Number of RONA Shares
Donald E. Washkewicz	20
Nickolas W. Vande Steeg	16
John D. Myslenski	12
Timothy K. Pistell	12

These RONA awards were granted pursuant to the form of award letter attached hereto as Exhibit 10(c) and incorporated herein by reference. These awards are also made under, and subject to, the Company’s Performance Bonus Plan, which is also incorporated herein by reference.

Item 6. Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit 10(a)	Form of 2006 Target Incentive Bonus Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan.

Exhibit 10(b)	Form of 2006-07-08 Long Term Incentive Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan.

Exhibit 10(c)	Form of RONA Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan.

Exhibit 10(d)	Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 26, 2005 (Commission File No. 1-4982).

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2005.

Exhibit 31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Timothy K. Pistell
Timothy K. Pistell
Executive Vice President -Finance and Administration and Chief Financial Officer

Date: October 28, 2005

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
Exhibit 10(a)	Form of 2006 Target Incentive Bonus Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan.

Exhibit 10(b)	Form of 2006-07-08 Long Term Incentive Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan.

Exhibit 10(c)	Form of RONA Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan.

Exhibit 10(d)	Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 26, 2005 (Commission File No. 1-4982).

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2005.

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.