Form 10-Q
period 2005-12-31
PARKER HANNIFIN CORP
filed 2006-02-01
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes  ☒        No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

Number of Common Shares outstanding at December 31, 2005 119,730,570

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net sales	$2,157,537	$1,905,931	$4,271,088	$3,783,846
Cost of sales	1,705,683	1,516,905	3,361,436	2,994,599

Gross profit	451,854	389,026	909,652	789,247
Selling, general and administrative expenses	245,845	217,856	482,859	412,252
Interest expense	19,587	17,236	36,058	33,415
Other expense (income), net	10,898	(1,433)	11,171	9,542

Income from continuing operations before income taxes	175,524	155,367	379,564	334,038
Income taxes	46,500	44,954	106,692	97,589

Income from continuing operations	$129,024	$110,413	$272,872	$236,449
Income from discontinued operations		60,714	28,884	67,461

Net income	$129,024	$171,127	$301,756	$303,910

Basic earnings per share:
Income from continuing operations	$1.09	$.93	$2.30	$1.99
Income from discontinued operations	—	.51	.24	.57

Net income per share	$1.09	$1.44	$2.54	$2.56

Diluted earnings per share:
Income from continuing operations	$1.07	$.91	$2.27	$1.96
Income from discontinued operations	—	.50	.24	.56

Net income per share	$1.07	$1.41	$2.51	$2.52

Cash dividends per common share	$.23	$.19	$.46	$.38

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

(Unaudited)

	December 31, 2005	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$313,338	$336,080
Accounts receivable, net	1,250,448	1,225,423
Inventories:
Finished products	489,168	451,459
Work in process	483,032	426,432
Raw materials	181,321	139,154

	1,153,521	1,017,045

Prepaid expenses	51,953	49,669
Deferred income taxes	133,508	127,490

Total current assets	2,902,768	2,755,707

Plant and equipment	3,908,147	3,760,140
Less accumulated depreciation	2,264,206	2,178,792

	1,643,941	1,581,348
Goodwill	2,012,596	1,371,024
Intangible assets, net	428,632	239,891
Other assets	807,860	831,595
Net assets of discontinued operations	—	81,138

Total assets	$7,795,797	$6,860,703

LIABILITIES
Current liabilities:
Notes payable	$534,423	$31,962
Accounts payable, trade	584,347	569,047
Accrued liabilities	563,619	601,962
Accrued domestic and foreign taxes	64,496	97,853

Total current liabilities	1,746,885	1,300,824

Long-term debt	1,082,584	938,424
Pensions and other postretirement benefits	1,059,314	1,056,230
Deferred income taxes	96,894	35,340
Other liabilities	202,748	189,738

Total liabilities	4,188,425	3,520,556

SHAREHOLDERS’ EQUITY
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 120,437,275 shares at December 31 and 120,437,280 shares at June 30	60,219	60,219
Additional capital	500,990	478,219
Retained earnings	3,599,975	3,352,888
Unearned compensation related to guarantee of ESOP debt	(31,286)	(36,818)
Deferred compensation related to stock options	2,347	2,347
Accumulated other comprehensive (loss)	(480,972)	(470,964)

	3,651,273	3,385,891

Less treasury shares, at cost: 706,705 shares at December 31 and 743,767 shares at June 30	(43,901)	(45,744)

Total shareholders’ equity	3,607,372	3,340,147

Total liabilities and shareholders’ equity	$7,795,797	$6,860,703

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$301,756	$303,910
Adjustments to reconcile net income to net cash provided by operations:
Net (income) from discontinued operations	(28,884)	(67,461)
Depreciation	121,600	124,663
Amortization	15,078	6,445
Stock-based compensation	22,802	—
Deferred income taxes	(30,529)	1,504
Foreign currency transaction loss	4,641	7,043
Loss (gain) on sale of plant and equipment	12,952	(158)

Changes in assets and liabilities:
Accounts receivable, net	94,186	114,305
Inventories	(39,127)	(40,684)
Prepaid expenses	5,607	4,917
Other assets	52,994	41,082
Accounts payable, trade	(49,800)	(64,809)
Accrued payrolls and other compensation	(65,020)	(50,898)
Accrued domestic and foreign taxes	4,816	(33,630)
Other accrued liabilities	(7,823)	3,167
Pensions and other postretirement benefits	8,584	(2,486)
Other liabilities	5,620	7,534

Net cash provided by operating activities	429,453	354,444

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $17,013 in 2005 and $2,522 in 2004)	(818,036)	(486,980)
Capital expenditures	(105,859)	(78,292)
Proceeds from sale of plant and equipment	6,405	12,977
Proceeds from sale of businesses	92,715	120,000
Other	379	7,119

Net cash (used in) investing activities	(824,396)	(425,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common share activity	1,813	20,255
Proceeds from notes payable, net	435,256	46,447
Proceeds from long-term borrowings	528,360	96
Payments of long-term borrowings	(528,820)	(3,657)
Dividends	(54,669)	(45,065)

Net cash provided by financing activities	381,940	18,076
Net cash (used in) operating activities of discontinued operations	(9,366)	(19,081)
Effect of exchange rate changes on cash	(373)	4,751

Net (decrease) in cash and cash equivalents	(22,742)	(66,986)
Cash and cash equivalents at beginning of year	336,080	183,847

Cash and cash equivalents at end of period	$313,338	$116,861

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

The Company also reports a Climate & Industrial Controls Segment. The Climate & Industrial Controls Segment manufactures motion-control systems and components for use primarily in the refrigeration and air conditioning and transportation industries. Identifiable assets in the Climate & Industrial Controls Segment increased significantly since June 30, 2005 due primarily to acquisitions.

In August 2005 and December 2004, the Company divested the business units comprising the Other Segment which designed and manufactured custom-engineered buildings and developed and manufactured chemical car care products and maintenance equipment, respectively. The divested business units have been classified as discontinued operations for all periods presented.

Business Segment Results by Industry

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net sales
Industrial:
North America	$929,734	$819,243	$1,858,965	$1,651,581
International	676,526	583,221	1,297,290	1,132,194
Aerospace	345,274	326,961	694,081	658,095
Climate & Industrial Controls	206,003	176,506	420,752	341,976

Total	$2,157,537	$1,905,931	$4,271,088	$3,783,846

Segment operating income
Industrial:
North America	$130,230	$99,862	$267,360	$219,671
International	68,068	61,615	148,509	128,088
Aerospace	47,322	49,540	102,105	100,834
Climate & Industrial Controls	9,914	8,911	28,530	24,728

Total segment operating income	255,534	219,928	546,504	473,321
Corporate general and administrative expenses	28,489	30,563	57,316	55,869

Income from continuing operations before interest expense and other	227,045	189,365	489,188	417,452
Interest expense	19,587	17,236	36,058	33,415
Other expense	31,934	16,762	73,566	49,999

Income from continuing operations before income taxes	$175,524	$155,367	$379,564	$334,038

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1.	Management representation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2005, the results of operations for the three and six months ended December 31, 2005 and 2004 and cash flows for the six months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

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

On July 1, 2005, the Company adopted the provisions of FASB Statement No. 123 (revised 2004) and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. The Company’s stock incentive plans provide for the granting of nonqualified options and stock appreciation rights (SARs) to officers, directors and key employees of the Company. Outstanding options and SARs are exercisable from one to three years after the date of grant and expire no more than ten years after grant. The Company satisfies stock option and SAR exercises by issuing common shares out of treasury, which have been repurchased pursuant to the Company’s share repurchase program described in footnote 6, or through the issuance of previously unissued common shares. Prior to the adoption of FASB Statement No. 123 (revised 2004), the Company used the intrinsic-value based method to account for stock options and made no charges against earnings with respect to options granted. The Company has elected to use the “short-cut method” to calculate the historical pool of windfall tax benefits upon adoption of FASB Statement 123 (revised 2004). The election to use the “short-cut method” had no effect on the Company’s financial statements.

The adoption of FASB Statement No. 123 (revised 2004) reduced income from continuing operations before income taxes for the second quarter of fiscal 2006 by $5.2 million, reduced net income for the second quarter of fiscal 2006 by $3.4 million ($.03 per basic and diluted share), reduced income from continuing operations before income taxes for the first six months of fiscal 2006 by $22.8 million and reduced net income for the first six months of fiscal 2006 by $14.8 million ($.13 per basic and diluted share). The adoption of this Statement had an immaterial effect on the Statement of Cash Flows for the six months ended December 31, 2005.

3.	Stock incentive plans, continued

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and nonvested awards in the period. The total stock-based employee compensation expense for the three months and six months period ending December 31, 2004 were calculated using the non-substantive vesting period approach.

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Net income, as reported	$171,127	$303,910

Add: Stock-based employee compensation expense included in reported net income, net of tax	5,250	8,104
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax	8,303	19,431

Pro forma net income	$168,074	$292,583

Earnings per share:

Basic – as reported	$1.44	$2.56
Basic – pro forma	$1.41	$2.47
Diluted – as reported	$1.41	$2.52
Diluted – pro forma	$1.39	$2.43

The fair values for the significant stock-based awards granted during the six months ended December 31, 2005 and 2004 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004
Risk-free rate of return	4.2%	3.5%
Expected life of award	5.4 yrs	4.2 yrs
Expected dividend yield of stock	1.6%	1.7%
Expected volatility of stock	33.2%	32.7%
Weighted-average fair value	$21.00	$14.97

The expected volatility of stock assumption was derived by referring to changes in the Company’s historical common stock prices over a timeframe similar to that of the expected life of the award. The Company has no reason to believe that future stock volatility is likely to differ from historical volatility.

3.	Stock incentive plans, continued

Stock-based award activity during the six months ended December 31, 2005 is as follows (aggregate intrinsic value in millions):

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at June 30, 2005	8,238,619	$45.35
Granted	1,459,313	65.72
Exercised	(402,360)	43.88
Canceled	(43,799)

Outstanding at December 31, 2005	9,251,773	$48.59	6.4 years	$161.3

Exercisable at December 31, 2005	6,990,985	$44.36	5.7 years	$151.5

The total intrinsic value of stock options exercised during the six months ended December 31, 2005 and 2004 was $9.3 million and $44.8 million, respectively. Net cash proceeds from the exercise of stock options were $11.7 million and $31.0 million for the six months ended December 31, 2005 and 2004, respectively. An income tax benefit of $3.1 million and $14.5 million was realized from stock option exercises during the six months ending December 31, 2005 and 2004, respectively.

As of December 31, 2005, $22.1 million of expense with respect to nonvested stock-based awards has yet to be recognized and will be amortized into expense over the employee’s remaining requisite service period.

Stock-based award activity for nonvested awards during the six months ended December 31, 2005 is as follows:

	Number of shares	Weighted-average grant date fair value
Nonvested at June 30, 2005	2,830,830	$14.73
Granted	1,459,313	21.00
Vested	(1,998,919)	14.72
Canceled	(30,436)	16.42

Nonvested at December 31, 2005	2,260,788	$18.79

4.	Product warranty

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of December 31, 2005 and June 30, 2005 is immaterial to the financial position of the Company and the change in the accrual for the current quarter and first six months of fiscal 2006 is immaterial to the Company’s results of operations and cash flows.

5.	Earnings per share

The following table presents a reconciliation of the denominator of basic and diluted earnings per share for the three and six months ended December 31, 2005 and 2004.

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$129,024	$110,413	$272,872	$236,449

Denominator:
Basic - weighted average common shares	118,821,006	118,899,161	118,851,843	118,593,863
Increase in weighted average from dilutive effect of exercise of stock options	1,503,162	2,223,794	1,533,925	1,823,630

Diluted - weighted average common shares, assuming exercise of stock options	120,324,168	121,122,955	120,385,768	120,417,493

Basic earnings per share from continuing operations	$1.09	$.93	$2.30	$1.99
Diluted earnings per share from continuing operations	$1.07	$.91	$2.27	$1.96

For the three months ended December 31, 2005 and 2004, 2,332,787 and 1,018 common shares subject to stock options, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended December 31, 2005 and 2004, 1,815,839 and 289,473 common shares subject to stock options, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

6.	Stock repurchase program

The Company has a program to repurchase up to 1 million of the Company’s common shares per year on the open market, at prevailing prices, including the systematic repurchase of no less than $10 million in common shares each fiscal quarter. Repurchases are primarily funded from operating cash flows and the shares are initially held as treasury stock. During the three-month period ended December 31, 2005, the Company repurchased 205,300 shares of its common stock at an average price of $62.13 per share. Year-to-date, the Company has repurchased 375,400 shares at an average price of $63.04 per share. In January 2006, the Company’s Board of Directors increased the authorization to repurchase up to 10 million shares of its common stock, including shares yet to be repurchased under prior authorizations.

7.	Debt

During the second quarter of fiscal 2006, the Company issued EUR 400 million Eurobonds in the European debt capital market. EUR 200 million Eurobonds bear interest of 3.5 percent and will mature in a balloon payment in November 2010 and EUR 200 million Eurobonds bear interest of 4.125 percent and will mature in a balloon payment in November 2015. The proceeds from the Eurobonds were used to retire EUR 300 million of Euro Notes that became due in November 2005 and the balance of the proceeds were used for general corporate purposes.

8.	Comprehensive income

The Company’s items of other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains (losses) on marketable equity securities and cash flow hedges. Comprehensive income for the three and six months ended December 31, 2005 and 2004 was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net income	$129,024	$171,127	$301,756	$303,910
Foreign currency translation adjustments	6,640	102,033	(15,183)	130,175
Realized (gains) losses on marketable equity securities	(9)	(7)	(18)	34
Unrealized gains (losses) on marketable equity securities	(1)	16	(8)	(10,735)
Realized loss on cash flow hedges	40		40
Unrealized gain on cash flow hedges	4,667		5,161

Comprehensive income	$140,361	$273,169	$291,748	$423,384

The unrealized gains (losses) on marketable equity securities are net of taxes of $1 and $5 for the three and six months ended December 31, 2005, respectively, and $10 and $6,450 for the three and six months ended December 31, 2004, respectively. The realized (gains) losses on marketable equity securities are net of taxes of $6 and $11 for the three and six months ended December 31, 2005, respectively, and $4 and $21 for the three and six months ended December 31, 2004, respectively and are reflected in the Other expense (income), net caption in the Consolidated Statement of Income.

The unrealized gain on cash flow hedges is net of taxes of $2,800 and $3,116 for the three and six months ended December 31, 2005, respectively. The realized loss on cash flow hedges is net of taxes of $24 for both the three and six months ended December 31, 2005, and is reflected in the Interest expense caption in the Consolidated Statement of Income.

9.	Business realignment charges

During the second quarter of fiscal 2006, the Company recorded a $3,914 charge ($2,442 after-tax or $.02 per share) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily consists of severance costs and costs to relocate machinery and equipment. The severance costs are attributable to 135 employees in the Industrial Segment. Some of the severance payments have been made with the remaining payments expected to be made by June 30, 2006. The business realignment costs are presented in the Cost of sales caption in the Consolidated Statement of Income for the three months ended December 31, 2005.

9.	Business realignment charges, continued

During the first six months of fiscal 2006, the Company recorded charges of $6,684 ($4,174 after-tax or $.03 per share) for business realignment costs related to the Industrial Segment and Climate & Industrial Controls Segment. The business realignment costs are presented in the Consolidated Statement of Income for the six months ended December 31, 2005 as follows: $5,776 in Cost of sales and $908 in Selling, general and administrative expenses.

During the second quarter of fiscal 2005, the Company recorded a $1,056 charge ($708 after-tax or $.01 per share) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believed the realignment actions will positively impact future results of operations but would not have a material effect on liquidity and sources and uses of capital. The charge primarily related to severance costs attributable to 35 employees in the Industrial Segment. All severance payments have been made as originally planned. The business realignment costs are primarily presented in the Cost of sales caption in the Consolidated Statement of Income for the three months ended December 31, 2004.

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

10.	Goodwill and intangible assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2005 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance June 30, 2005	$1,028,660	$79,575	$262,789	$1,371,024
Acquisitions	617,486		51,257	668,743
Foreign currency translation	(15,715)	(147)	(326)	(16,188)
Divestitures	(7,551)			(7,551)
Goodwill adjustments	(3,556)		124	(3,432)

Balance December 31, 2005	$1,619,324	$79,428	$313,844	$2,012,596

“Goodwill adjustments” primarily represent final adjustments to the purchase price allocation for acquisitions completed within the last twelve months.

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	December 31, 2005		June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$95,545	$20,337	$48,973	$17,598
Trademarks	157,789	9,716	93,471	7,137
Customer lists and other	234,022	28,671	142,797	20,615

Total	$487,356	$58,724	$285,241	$45,350

10.	Goodwill and intangible assets, continued

Total intangible amortization expense for the six months ended December 31, 2005 was $14,116. The estimated amortization expense for the five years ending June 30, 2006 through 2010 is $31,124, $29,901, $28,403, $27,231 and $26,872, respectively. At this time, the estimated amortization expense does not include all amortization expense related to fiscal 2006 acquisitions as all purchase price allocations have not been completed.

11.	Retirement benefits

Net periodic pension cost recognized included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Service cost	$19,291	$14,242	$39,384	$32,453
Interest cost	33,669	32,677	66,745	64,964
Expected return on plan assets	(37,330)	(33,884)	(73,226)	(67,075)
Net amortization and deferral and other	22,709	13,280	43,421	31,703

Net periodic benefit cost	$38,339	$26,315	$76,324	$62,045

Postretirement benefit cost included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Service cost	$455	$485	$1,029	$930
Interest cost	1,148	1,572	2,779	3,206
Net amortization and deferral and other	(62)	(7)	131	119

Net periodic benefit cost	$1,541	$2,050	$3,939	$4,255

12.	Acquisitions and divestitures

In December 2005, the Company completed its acquisition of Kenmore International, a manufacturer and distributor of components for global refrigeration and air conditioning markets. In November 2005, the Company completed its purchase of the domnick hunter group, plc. The domnick hunter group specializes in the design and manufacture of filtration, separation, and purification products and technologies for a wide range of markets. In August 2005, the Company acquired SSD, a manufacturer of AC and DC drives, as well as servo drives, motors and systems for leading original equipment manufacturers, end users, and integrators in automated industrial process applications. Aggregate annual sales for these and other businesses acquired during the first six months of fiscal 2006, for their most recent fiscal year prior to acquisition, were approximately $703 million. Total purchase price for all businesses acquired during the first six months of fiscal 2006 was approximately $818 million in cash and $218 million in assumed debt. The purchase price allocations for fiscal 2006 acquisitions are preliminary and will require subsequent adjustment.

12.	Acquisitions and divestitures, continued

In December 2005, the Company completed the divestiture of its Thermoplastics division. The Thermoplastics division was part of the Industrial Segment for segment reporting purposes. This divestiture resulted in a loss of $11,018 ($9,770 after-tax or $.08 per share) and is reflected in Other expense (income), net in the Consolidated Statement of Income. The results of operations and net assets of the Thermoplastics division were immaterial to the consolidated results of operations and financial position of the Company.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net sales		$65,217	$21,672	$134,495
Earnings before income taxes		7,677	1,517	17,685
Net income		5,362	1,131	12,109
Gain on disposal (net of taxes of $3,429 in 2005 and $11,147 in 2004)		$55,352	$27,753	$55,352

As of December 31, 2005, there were no assets or liabilities remaining from the discontinued operations. The net assets of the discontinued operations as of June 30, 2005 primarily consisted of the following:

Asset (liability)	June 30, 2005
Accounts receivable	$15,605
Inventory	13,917
Goodwill	72,787
Property, plant and equipment, net	10,569
Accounts payable	(15,206)
Accrued taxes	(7,978)
Other liabilities	$(5,138)

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005

AND COMPARABLE PERIODS ENDED DECEMBER 31, 2004

OVERVIEW

The Company is a leading worldwide diversified manufacturer of motion control technologies and systems, providing precision engineered solutions for a wide variety of commercial, mobile, industrial and aerospace markets.

The Company’s order rates are highly indicative of the Company’s future revenues and thus a key metric for future performance. The Company publishes its order rates on a monthly basis. The lead time between the time an order is received and revenue is realized generally ranges from one day to 12 weeks for commercial, mobile and industrial orders and three to 18 months for aerospace orders.

The Company believes the leading economic indicators of these markets that have a strong correlation to the Company’s future order rates are the Institute of Supply Management (ISM) index of manufacturing activity with respect to commercial, mobile and industrial markets and aircraft miles flown, revenue passenger miles and Department of Defense spending for aerospace markets. An ISM index above 50 indicates that the manufacturing economy is expanding resulting in the expectation that the Company’s order rates in the commercial, mobile and industrial markets should be increasing. The ISM index at the end of December 2005 was 54.2 compared to 53.8 at the end of June 2005. With respect to the aerospace market, aircraft miles flown and passenger miles continue to show improvement over comparable fiscal 2005 levels while Department of Defense spending is expected to increase in the mid-single-digit range over comparable fiscal 2005 levels.

The Company also believes that there is a high correlation between interest rates and industrial manufacturing activity. The Federal Reserve raised the federal funds rate five times during fiscal 2006 and eight times during fiscal 2005. Recent and future increases in interest rates could have a negative impact on industrial production thereby lowering future order rates.

The Company’s major opportunities for growth are as follows:

•	Leverage the Company’s broad product line with customers desiring to consolidate their vendor base and outsource engineering,

•	Marketing systems solutions for customer applications,

•	Expand the Company’s business presence outside of North America,

•	New product introductions, including those resulting from the Company’s innovation initiatives, and

•	Strategic acquisitions in a consolidating industry.

The financial condition of the Company remains strong as evidenced by the continued generation of substantial cash flows from operations, a debt to debt-equity ratio of 31.0 percent, ample borrowing capabilities and strong credit ratings. Cash flow from operations for the first six months of fiscal 2006 were $430 million or 10.1% of sales.

Many acquisition opportunities remain available to the Company within its target markets. During the first six months of fiscal 2006, the Company completed nine acquisitions whose aggregate annual revenues were approximately $703 million. The Company believes that future financial results will reflect the benefit of a fast and efficient integration of the companies recently acquired. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess the strategic fit of its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term fit for the Company, as evidenced by the divestitures completed in the first six months of fiscal 2006.

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

CONSOLIDATED STATEMENT OF INCOME

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2005	2004	2005	2004
Net sales	$2,157.5	$1,905.9	$4,271.1	$3,783.8
Gross profit	$451.9	$389.0	$909.7	$789.2
Gross profit margin	20.9%	20.4%	21.3%	20.9%
Selling, general and administrative expenses	$245.8	$217.9	$482.9	$412.3
Selling, general and administrative expenses, as a percent of sales	11.4%	11.4%	11.3%	10.9%
Interest expense	$19.6	$17.2	$36.1	$33.4
Other expense (income), net	$10.9	$(1.4)	$11.2	$9.5
Effective tax rate from continuing operations	26.5%	28.9%	28.1%	29.2%
Income from continuing operations	$129.0	$110.4	$272.9	$236.4
Income from continuing operations, as a percent of sales	6.0%	5.8%	6.4%	6.2%
Discontinued operations		$60.7	$28.9	$67.5
Backlog	$2,494.9	$2,234.9	$2,494.9	$2,234.9

Net sales for the second quarter and first six months of fiscal 2006 increased 13.2 percent and 12.9 percent, respectively, over the comparable prior year net sales amounts reflecting higher volume experienced in all Segments. Acquisitions in the last 12 months contributed about 64 percent of the net sales increase in the current-year quarter and about 61 percent of the increase for the first six months of fiscal 2006. The effect of currency rate changes reduced net sales by approximately $47 million and $29 million in the current-year quarter and first six months of fiscal 2006, respectively.

Gross profit margin increased in the second quarter and first six months of fiscal 2006 due to a combination of the increase in sales as well as the effects of the Company’s financial performance initiatives, especially in the areas of strategic procurement and lean manufacturing. Included in the current-year quarter and first six months of fiscal 2006 gross profit is $1.9 million and $6.5 million, respectively, of expense related to stock-based compensation awards. Also included in gross profit are business realignment charges of $3.8 million and $1.0 million in the current-year quarter and prior-year quarter, respectively, and $5.8 million and $2.1 million for the first six months of fiscal 2006 and 2005, respectively (see Note 9 on page 10 for further discussion).

Selling, general and administrative expenses increased for the current-year quarter and first six months of fiscal 2006 primarily due to the higher sales volume, expenses related to stock-based compensation awards, which amounted to $3.3 million in the current-year quarter and $16.3 million in the first six months of fiscal 2006, and higher amortization expense related to intangible assets.

Interest expense for the current-year quarter increased 13.6 percent from the prior-year quarter and increased 7.9 percent from the first six months of fiscal 2005. The increase in expense is primarily due to higher average debt outstanding resulting from an increase in borrowings required to fund the higher level of acquisition activity in both the current-year quarter and first six months of fiscal 2006.

Other expense (income), net for the current-year quarter and first six months of fiscal 2006 includes a loss of $11.0 million resulting from the sale of the Thermoplastics division. Other expense (income), net for the first six months of fiscal 2005 includes an $8.8 million expense related to the writedown of a real estate investment.

Effective tax rate from continuing operations for the current-year quarter and first six months of fiscal 2006 is lower primarily due to international tax planning initiatives.

Income from continuing operations for the current-year quarter and first six months of fiscal 2006 was adversely affected by an additional expense of approximately $5.6 million and $6.4 million, respectively, related to domestic qualified defined benefit plans, resulting primarily from changes in actuarial assumptions and the amortization of actuarial losses. The additional pension expense for the first six months of fiscal 2005 includes the recognition of a one-time curtailment loss of $4.6 million.

Discontinued operations represents the operating results and related gain on the sale, net of tax of the Astron Buildings business which was divested in August 2005 and the Wynn’s Specialty Chemical business which was divested in December 2004.

Backlog increased from the prior year due to an increase in order rates throughout most businesses in the Industrial North American, Aerospace and Climate & Industrial Controls Segments as well as the effect of acquisitions. Backlog increased from the June 30, 2005 amount of $2,304.2 million due to order rates exceeding shipments during the first six months of fiscal 2006, especially in the Aerospace and Climate & Industrial Controls Segments.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2005	2004	2005	2004
Net sales
North America	$929.7	$819.2	$1,859.0	$1,651.6
International	676.5	583.2	1,297.3	1,132.2
Operating income
North America	130.2	99.9	267.4	219.7
International	$68.1	$61.6	$148.5	$128.1
Operating income, as a percent of net sales
North America	14.0%	12.2%	14.4%	13.3%
International	10.1%	10.6%	11.4%	11.3%
Backlog	$1,062.9	$929.1	$1,062.9	$929.1

The Industrial Segment operations experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending December 31
	Three months	Six months
Industrial North America – as reported	13.5%	12.6%
Acquisitions	7.9%	7.1%
Currency	0.3%	0.5%

Industrial North America – without acquisitions and currency	5.3%	5.0%

Industrial International – as reported	16.0%	14.6%
Acquisitions	16.2%	11.8%
Currency	(7.7)%	(3.1)%

Industrial International – without acquisitions and currency	7.5%	5.9%

Total Industrial Segment – as reported	14.5%	13.4%
Acquisitions	11.4%	9.0%
Currency	(3.1)%	(1.0)%

Total Industrial Segment – without acquisitions and currency	6.2%	5.4%

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

Excluding the effects of acquisitions and currency-rate changes, the increase in Industrial North American sales for the current-year quarter and first six months of fiscal 2006 reflects higher end-user demand experienced across most of the Industrial North American markets, particularly in the heavy-duty truck, construction, industrial machine tool and mobile equipment markets partially offset by lower demand in the microelectronics market. Excluding the effects of acquisitions and currency-rate changes, the increase in Industrial International sales for the current-year quarter and first six months of fiscal 2006 is attributed to higher volume across most markets in Europe and the Asia Pacific region partially offset by lower volume in Latin America.

Industrial North American and Industrial International margins for the current-year quarter and first six months of fiscal 2006 benefited from the higher sales volume and the execution of the Company’s financial performance initiatives, especially in the area of strategic procurement and lean manufacturing. Acquisitions, not yet fully integrated, negatively impacted Industrial North American and Industrial International margins in the current-year quarter and first six months of fiscal 2006.

The increase in backlog from a year ago and the June 30, 2005 amount of $943.9 million is primarily due to acquisitions.

The Company anticipates sales volume in the Industrial North American operations for the remainder of fiscal 2006 to exceed comparable fiscal 2005 levels at the same rate as the first six months of fiscal 2006. Sales volume in the Industrial International operations for the remainder of fiscal 2006 is expected to exceed the rate by which sales for the first six months of fiscal 2006 exceeded the comparable fiscal 2005 levels by approximately 20 percent. For the balance of fiscal 2006, Industrial North American and Industrial International operating margins are expected to remain at their current fiscal year-to-date level.

The Company expects to continue to take the actions necessary to structure appropriately the Industrial Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2006.

Aerospace Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2005	2004	2005	2004
Net sales	$345.3	$327.0	$694.1	$658.1
Operating income	$47.3	$49.5	$102.1	$100.8
Operating income, as a percent of net sales	13.7%	15.2%	14.7%	15.3%
Backlog	$1,270.5	$1,155.5	$1,270.5	$1,155.5

The increase in sales in the Aerospace Segment for the current-year quarter and first six months of fiscal 2006 is primarily due to an increase in both military and commercial original equipment manufacturer (OEM) and aftermarket volume. The lower margins in the current-year quarter and first six months of fiscal 2006 were primarily due to a higher concentration of sales occurring in the commercial and military OEM businesses as well as a higher level of engineering costs incurred for new programs.

The increase in backlog from a year ago and the June 30, 2005 amount of $1,229.4 million is due to higher order rates experienced in both the commercial and military businesses. The Company anticipates sales volume in the Aerospace operations for the remainder of fiscal 2006 to exceed comparable fiscal 2005 levels at a slightly higher rate than the first six months of fiscal 2006 and expects operating margins to remain at the current year-to-date level. A higher concentration of commercial OEM volume in future product mix could result in lower margins.

Climate & Industrial Controls Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2005	2004	2005	2004
Net sales	$206.0	$176.5	$420.8	$342.0
Operating income	$9.9	$8.9	$28.5	$24.7
Operating income, as a percent of net sales	4.8%	5.0%	6.8%	7.2%
Backlog	$161.5	$150.3	$161.5	$150.3

The Climate & Industrial Controls Segment operations experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending December 31
	Three months	Six months
CIC Segment – as reported	16.7%	23.0%
Acquisitions	1.4%	13.6%
Currency	(0.9)%	0.2%

CIC Segment – without acquisitions and currency	16.2%	9.2%

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

Excluding the effects of acquisitions and currency-rate changes, the increase in sales in the Climate & Industrial Controls Segment is primarily due to higher end-user demand in the commercial air conditioning market, which is being driven in part by energy efficiency legislation. The decrease in margins is primarily due to business realignment charges incurred in the current-year quarter and first six months of fiscal 2006.

The increase in backlog from the prior-year quarter is primarily due to acquisitions as well as higher order rates in the residential and commercial air conditioning markets. For the remainder of fiscal 2006, sales are expected to increase at a lower rate over the comparable fiscal 2005 levels and operating margins are expected to increase in the mid-double-digit range resulting in total fiscal 2006 operating margins being at or slightly below the total fiscal 2005 level. Current business realignment activities are taking longer to complete than originally anticipated resulting in the realization of the cost savings from these activities being delayed until fiscal 2007. The Company expects to continue to take the actions necessary to structure appropriately the Climate & Industrial Controls Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2006.

Corporate general and administrative expenses were $28.5 million in the current-year quarter compared to $30.6 million for the prior-year quarter and were $57.3 million for the first six months of fiscal 2006 compared to $55.9 million for the first six months of fiscal 2005. As a percent of sales, corporate general and administrative expenses for the current-year quarter decreased to 1.3 percent compared to 1.6 percent for the prior-year quarter and decreased to 1.3 percent for the first six months of fiscal 2006 compared to 1.5 percent for the first six months of fiscal 2005. The fluctuation in the level of corporate general and administrative expenses in both the current-year quarter and first six months of fiscal 2006 is primarily attributable to expenses associated with incentive compensation and income from insurance recoveries.

Included in Other expense (in the Business Segment Results by Industry) in the current-year quarter and first six months of fiscal 2006 is $5.2 million and $22.8 million, respectively, of expense related to stock-based compensation awards and a $11.0 million loss resulting from the sale of the Thermoplastics division. Other expense for the current-year quarter and first six months of fiscal 2006 includes $12.9 million and $25.2 million, respectively, of pension expense compared to $5.9 million and $16.6 million for the prior-year quarter and first six months of fiscal 2005, respectively. Included in Other expense for the first six months of 2005 is an $8.8 million expense associated with the writedown of a real estate investment.

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

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2005	2004	2005	2004
Net sales		$65,217	$21,672	$134,495
Operating income, net of taxes		5,362	1,131	12,109
Gain on sale of discontinued operations, net of taxes		55,352	27,753	55,352
Income from discontinued operations		$60,714	$28,884	$67,461

BALANCE SHEET

(in millions)	December 31, 2005	June 30, 2005
Accounts receivable	$1,250.4	$1,225.4
Inventories	1,153.5	1,017.0
Plant and equipment, net of accumulated depreciation	1,643.9	1,581.3
Goodwill	2,012.6	1,371.0
Intangible assets, net	428.6	239.9
Other assets	807.9	831.6
Accounts payable, trade	584.3	569.0
Accrued liabilities	563.6	602.0
Accrued domestic and foreign taxes	64.5	97.9
Shareholders’ equity	3,607.4	3,340.1
Working capital	$1,155.9	$1,454.9
Current ratio	1.66	2.12

Accounts receivable are primarily receivables due from customers for sales of product ($1,144.6 million at December 31, 2005 and $1,111.1 million at June 30, 2005). Accounts receivable increased during the first half of fiscal 2006 primarily due to acquisitions partially offset by a lower level of sales in the latter part of the second quarter as a result of fewer work days due to the holiday season. Days sales outstanding relating to trade accounts receivable increased to 49 days from 47 days during the first six months of fiscal 2006.

Inventories increased $136.5 million since June 30, 2005 primarily due to acquisitions, with days supply increasing to 71 days from 65 days at June 30, 2005.

Goodwill and Intangible assets, net both increased primarily as a result of current-year acquisitions.

Plant and equipment, net of accumulated depreciation, increased primarily due to plant and equipment acquired in current-year acquisitions partially offset by depreciation exceeding capital expenditures.

Other assets decreased since June 30, 2005 primarily as a result of decreases in qualified benefit plan assets, partially offset by an increase in deferred income taxes. Deferred income taxes increased primarily due to the tax effect of pensions and stock compensation expense.

Accounts payable, trade increased from June 30, 2005 due to acquisitions.

Accrued liabilities decreased primarily as a result of the payment of fiscal 2005 incentive compensation during the current-year first quarter, the settlement of interest rate swap agreements and lower accrued interest, partially offset by an increase due to acquisitions. Accrued interest was lower than June 30, 2005 due to the repayment of EUR 300 million of Euro Notes in November 2005.

Accrued domestic and foreign taxes decreased primarily due to the payment of estimated income taxes for fiscal 2006 during the current-year quarter.

Due to the strengthening of the dollar, foreign currency translation adjustments resulted in a decrease in shareholders’ equity of $15.2 million during the first half of fiscal 2006. The translation adjustments primarily affected Accounts receivable, Inventories, Plant and equipment, Goodwill, Other Assets, Net assets of discontinued operations, Long-term debt and Pensions and other postretirement benefits.

STATEMENT OF CASH FLOWS

	Six months ended December 31,
(in millions)	2005	2004
Cash provided by (used in):
Operating activities	$429.5	$354.4
Investing activities	(824.4)	(425.2)
Financing activities	381.9	18.1
Discontinued operations	(9.3)	(19.1)
Effect of exchange rates	(0.4)	4.8
Net (decrease) in cash and cash equivalents	$(22.7)	$(67.0)

Cash flows from operating activities - The increase in net cash provided by operating activities in fiscal 2006 is primarily due to a decrease in net income from discontinued operations and the non-cash charge related to stock-based compensation. Net cash provided by operating activities also increased due to working capital items, primarily accrued domestic and foreign taxes and accounts payable, trade, partially offset by accounts receivable, net and various accrual accounts.

Cash flow used in investing activities - The increase in the amount of cash used in investing activities in fiscal 2006 is attributable primarily to an increase in acquisition activity. Capital expenditures increased $27.6 million in fiscal 2006, and proceeds from the sale of businesses decreased. Included in Other in fiscal 2005 is the write down of a real estate investment.

Cash flow from financing activities - In fiscal 2006, the Company increased its outstanding borrowings by a net total of $434.8 million compared to an increase of $42.9 million in fiscal 2005, primarily due to increased acquisition activity. Included in the current-year repayment of borrowings is debt assumed in acquisitions. Common stock activity provided cash of $1.8 million in fiscal 2006 compared to providing cash of $20.3 million in fiscal 2005. The decrease in cash provided by common stock activity in fiscal 2006 is primarily due to the level of share repurchase and stock option activity between periods.

During the second quarter of fiscal 2006, the Company issued EUR 400 million Eurobonds in the European debt capital market. EUR 200 million Eurobonds bear interest of 3.5 percent and will mature in a balloon payment in November 2010 and EUR 200 million Eurobonds bear interest of 4.125 percent and will mature in a balloon payment in November 2015. The proceeds from the Eurobonds were used to retire EUR 300 million of Euro Notes that became due in November 2005 and the balance of the proceeds were used for general corporate purposes.

Excluded from Cash flows from financing activities is an increase in book overdrafts of $15.2 million for the current-year first six months and an increase in book overdrafts of $17.0 million for the prior-year first six months. These cash flows are included in Accounts payable, trade in Cash flows from operating activities. The book overdrafts result from a delay in sweeping cash from one bank to another and are settled the next business day; therefore, the book overdrafts are not considered bank borrowings by the Company.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of 34 to 37 percent.

Debt to Debt-Equity Ratio (in millions)	December 31, 2005	June 30, 2005
Debt	$1,617.0	$970.4
Debt & equity	$5,224.4	$4,310.5
Ratio	31.0%	22.5%

The Company has a line of credit totaling $1,025 million through a multi-currency revolving credit agreement with a group of banks, of which $583.5 million was available as of December 31, 2005. The Company has the right, no more than once a year, to increase the facility amount, in minimum increments of $25 million up to a maximum facility amount of $1,250 million. The credit agreement expires September 2010, however the Company has the right to request a one-year extension of the expiration date on an annual basis. The credit agreement supports the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch, Inc. These ratings are considered investment grade. The revolving credit agreement requires a facility fee of 5/100ths of one percent of the commitment per annum at the Company’s present rating level. The revolving credit agreement contains provisions that increase the facility fee of the credit agreement in the event the Company’s credit ratings are lowered. A lowering of the Company’s credit ratings would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

The Company’s revolving credit agreement and certain debt agreements contain certain financial and other covenants, the violation of which would limit or preclude the use of the agreements for future borrowings. At the Company’s present rating level, the most restrictive financial covenant provides that the ratio of secured debt to net tangible assets be less than 10 percent. As of December 31, 2005, the ratio of secured debt to net tangible assets was less than one percent. The Company is in compliance with all covenants and expects to remain in compliance during the term of the agreements.

The Company anticipates making a cash contribution of approximately $100 million to $110 million, the majority of which is voluntary, to its qualified defined benefit plans during the third quarter of fiscal 2006. The majority of the cash contribution will be made to the North American plans. The Company anticipates funding this contribution primarily using its commercial paper note program.

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

The Company’s stock incentive plans provide for the grant of nonqualified options and stock appreciation rights (SARs) to officers, directors and key employees of the Company. Outstanding options and SARs are exercisable from one to three years after the date of grant and expire no more than ten years after grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of nonqualified options and SARs granted. The adoption of FAS 123R reduced income from continuing operations before income taxes for the current-year quarter and first six months of fiscal 2006 by $5.2 million and $22.8 million, respectively, and reduced net income for the current-year quarter and first six months of fiscal 2006 by $3.4 million and $14.8 million, respectively ($.03 per basic and diluted share for the current-year quarter and $.13 per basic and diluted share for the first six months of fiscal 2006). The adoption of this Statement had an immaterial effect on the Statement of Cash Flows for the six months ended December 31, 2005. As of December 31, 2005, $22.1 million of expense with respect to nonvested stock-based awards has yet to be recognized and will be amortized into expense over the employee’s remaining requisite service period.

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

During the second quarter of fiscal 2006, the Company’s two interest rate swap agreements were settled. The swap agreements were designated as a hedge against the anticipated refinancing of the Company’s EURO Notes that were due in November 2005. The Company made a net payment of $3.5 million to settle the swaps. This net payment will be recognized as an adjustment to interest expense over the term of the Eurobonds issued in November 2005.

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the second quarter of fiscal 2006. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 through October 31, 2005	133,110	(2)	$62.0396	132,500	1,480,406
November 1, 2005 through November 30, 2005	72,800		$62.2948	72,800	1,407,606
December 1, 2005 through December 31, 2005	2,442	(3)	$62.1202	0	1,405,164

Total:	208,352		$62.1284	205,300	1,405,164

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase of up to 3.0 million shares of its common stock. Such amount was subsequently adjusted to 6.75 million shares as a result of stock splits in June 1995 and September 1997. On July 14, 1998, the Company publicly announced that its Board of Directors authorized the repurchase of an additional 4.0 million shares of its common stock. On February 1, 2006, the Company publicly announced that its Board of Directors increased the authorization to repurchase up to 10 million shares of its common stock, including shares yet to be repurchased under prior authorizations. There is no expiration date for the Company’s repurchase program.
(2)	Includes 610 shares surrendered to the Company by certain non-employee Directors in order to satisfy tax withholding obligations upon the vesting of restricted stock under the Company’s Non-Employee Director’s Stock Plan.
(3)	Consists of 2,442 shares that were forfeited upon the death of a member of the Board of Directors pursuant to the terms of the Company’s Non-Employee Director’s Stock Plan.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of the Shareholders of the Company was held on October 26, 2005.

(b)	Not applicable.

(c)(i)	The Shareholders elected four directors to the three-year class whose term of office will expire in 2008, as follows:

	Votes For	Votes Withheld
William E. Kassling	107,677,425	916,163
Peter W. Likins	107,184,927	1,408,661
Joseph M. Scaminace	107,726,338	867,250
Wolfgang R. Schmitt	107,185,046	1,408,592

(ii)	The Shareholders ratified the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Company for the fiscal year ending June 30, 2006, as follows:

For	105,262,594
Against	2,528,746
Abstain	802,248

(iii)	The Shareholders approved the Company’s Performance Bonus Plan, as follows:

For	94,686,551
Against	5,096,465
Abstain	1,367,775
Broker non-votes	7,442,797

(iv)	The Shareholders approved a shareholder proposal requesting that the Board of Directors take the steps necessary to declassify the election of Directors, as follows:

For	77,842,086
Against	21,633,982
Abstain	1,674,723
Broker non-votes	7,442,797

(d)	Not applicable.

Item 5. Other Information.

(b)	The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), has recently advised the Audit Committee of the Company’s Board of Directors that certain services involving the custody and delivery of checks to the local tax authorities were performed for a Company subsidiary by a PwC affiliate in Cyprus that have raised questions regarding Pwc’s independence with respect to its performance of audit services. These services are not permitted under the auditor independence rules. The services were provided for only sixty days following the Company’s acquisition of the Cyprus entity in October, 2004 and the fees were insignificant. PwC has informed the Company and the Audit Committee that it has concluded that its impartiality and objectivity were unaffected by the provision of the services and that the services performed have not impaired PwC’s independence with respect to performance of its audit services.

The Audit Committee and PwC have discussed PwC’s independence with respect to the Company in light of the foregoing. The Company and the Audit Committee will continue to monitor and assess the independence of PwC on an on-going basis.

Item 6. Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit 10(a)	Amendment to the Parker-Hannifin Corporation Savings Restoration Plan.

Exhibit 10(b)	Amendment to the Parker-Hannifin Corporation Executive Deferral Plan.

Exhibit 10(c)	Amendment to the Parker-Hannifin Corporation Deferred Compensation Plan for Directors.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2005.

Exhibit 31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Timothy K. Pistell
Timothy K. Pistell
Executive Vice President - Finance and Administration and Chief Financial Officer

Date: February 1, 2006

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
Exhibit 10(a)	Amendment to the Parker-Hannifin Corporation Savings Restoration Plan.

Exhibit 10(b)	Amendment to the Parker-Hannifin Corporation Executive Deferral Plan.

Exhibit 10(c)	Amendment to the Parker-Hannifin Corporation Deferred Compensation Plan for Directors.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2005.

Exhibit 31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.