Form 10-Q
period 2006-03-31
PARKER HANNIFIN CORP
filed 2006-05-08
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer    ☒        Accelerated filer    ☐        Non-accelerated filer    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number	of Common Shares outstanding at March 31, 2006 120,317,256

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net sales	$2,498,068	$2,112,462	$6,769,156	$5,896,308
Cost of sales	1,952,191	1,688,804	5,313,627	4,683,403

Gross profit	545,877	423,658	1,455,529	1,212,905
Selling, general and administrative expenses	276,700	215,231	759,559	627,483
Interest expense	21,038	17,079	57,096	50,494
Other (income) expense, net	(6,929)	2,026	4,242	11,568

Income from continuing operations before income taxes	255,068	189,322	634,632	523,360
Income taxes	77,545	48,676	184,237	146,265

Income from continuing operations	$177,523	$140,646	$450,395	$377,095
(Loss) income from discontinued operations		(1,276)	28,884	66,185

Net income	$177,523	$139,370	$479,279	$443,280

Basic earnings per share:
Income from continuing operations	$1.49	$1.18	$3.78	$3.17
(Loss) income from discontinued operations	—	(.01)	.25	.56

Net income per share	$1.49	$1.17	$4.03	$3.73

Diluted earnings per share:
Income from continuing operations	$1.46	$1.16	$3.73	$3.13
(Loss) income from discontinued operations	—	(.01)	.24	.55

Net income per share	$1.46	$1.15	$3.97	$3.68

Cash dividends per common share	$.23	$.20	$.69	$.58

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

(Unaudited)

	March 31, 2006	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$250,740	$336,080
Accounts receivable, net	1,452,783	1,225,423
Inventories:
Finished products	475,070	451,459
Work in process	487,861	426,432
Raw materials	174,177	139,154

	1,137,108	1,017,045

Prepaid expenses	48,505	49,669
Deferred income taxes	111,542	127,490

Total current assets	3,000,678	2,755,707

Plant and equipment	3,953,636	3,760,140
Less accumulated depreciation	2,315,144	2,178,792

	1,638,492	1,581,348
Goodwill	2,000,264	1,371,024
Intangible assets, net	442,413	239,891
Other assets	890,670	831,595
Net assets of discontinued operations	—	81,138

Total assets	$7,972,517	$6,860,703

LIABILITIES
Current liabilities:
Notes payable	$365,306	$31,962
Accounts payable, trade	619,558	569,047
Accrued liabilities	626,807	601,962
Accrued domestic and foreign taxes	109,155	97,853

Total current liabilities	1,720,826	1,300,824

Long-term debt	1,054,498	938,424
Pensions and other postretirement benefits	1,066,414	1,056,230
Deferred income taxes	98,791	35,340
Other liabilities	211,867	189,738

Total liabilities	4,152,396	3,520,556
SHAREHOLDERS’ EQUITY
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 120,444,239 shares at March 31 and 120,437,280 shares at June 30	60,222	60,219
Additional capital	497,081	478,219
Retained earnings	3,750,067	3,352,888
Unearned compensation related to guarantee of ESOP debt	(25,809)	(36,818)
Deferred compensation related to stock options	2,347	2,347
Accumulated other comprehensive (loss)	(454,766)	(470,964)

	3,829,142	3,385,891

Less treasury shares, at cost:
126,983 shares at March 31 and 743,767 shares at June 30	(9,021)	(45,744)

Total shareholders’ equity	3,820,121	3,340,147

Total liabilities and shareholders’ equity	$7,972,517	$6,860,703

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2006	2005
		(Revised -See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$479,279	$443,280
Adjustments to reconcile net income to net cash provided by operations:
Net (income) from discontinued operations	(28,884)	(66,185)
Depreciation	180,783	185,482
Amortization	28,486	10,280
Stock-based compensation	28,072
Deferred income taxes	(18,821)	(11,828)
Foreign currency transaction loss	5,224	7,851
Loss on sale of plant and equipment	11,883	1,660
Changes in assets and liabilities:
Accounts receivable, net	(77,817)	(23,599)
Inventories	(4,239)	(2,233)
Prepaid expenses	9,065	5,345
Other assets	(31,290)	(24,232)
Accounts payable, trade	(23,592)	(17,484)
Accrued payrolls and other compensation	(19,128)	(6,011)
Accrued domestic and foreign taxes	65,763	18,039
Other accrued liabilities	(1,825)	(10,639)
Pensions and other postretirement benefits	12,794	385
Other liabilities	3,547	12,624
Discontinued operations	(9,266)	(24,336)

Net cash provided by operating activities	610,034	498,399
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $20,846 in 2006 and $4,653 in 2005)	(809,566)	(530,901)
Capital expenditures	(152,654)	(111,660)
Proceeds from sale of plant and equipment	23,767	18,351
Proceeds from sale of businesses	92,715	120,000
Other	(13,125)	9,132
Discontinued operations	(100)	(2,148)

Net cash (used in) investing activities	(858,963)	(497,226)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common share activity	27,517	5,946
Proceeds from (payments of) notes payable, net	278,025	(15,877)
Proceeds from long-term borrowings	523,064	135
Payments of long-term borrowings	(583,709)	(5,433)
Dividends	(82,101)	(68,880)

Net cash provided by (used in) financing activities	162,796	(84,109)
Effect of exchange rate changes on cash	793	3,373

Net (decrease) in cash and cash equivalents	(85,340)	(79,563)
Cash and cash equivalents at beginning of year	336,080	183,847

Cash and cash equivalents at end of period	$250,740	$104,284

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

In August 2005 and December 2004, the Company divested the two business units comprising the Other Segment which designed and manufactured custom-engineered buildings and developed and manufactured chemical car care products and maintenance equipment, respectively. The divested business units have been classified as discontinued operations for all periods presented.

Business Segment Results by Industry

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net sales
Industrial:
North America	$1,062,686	$924,974	$2,921,651	$2,576,555
International	774,018	623,343	2,071,308	1,755,537
Aerospace	390,966	337,314	1,085,047	995,409
Climate & Industrial Controls	270,398	226,831	691,150	568,807

Total	$2,498,068	$2,112,462	$6,769,156	$5,896,308

Segment operating income
Industrial:
North America	$164,659	$120,133	$432,019	$339,804
International	98,933	63,079	247,442	191,167
Aerospace	54,470	43,945	156,575	144,779
Climate & Industrial Controls	23,752	26,513	52,282	51,241

Total segment operating income	341,814	253,670	888,318	726,991
Corporate general and administrative expenses	36,159	23,395	93,475	79,264

Income from continuing operations before interest expense and other	305,655	230,275	794,843	647,727
Interest expense	21,038	17,079	57,096	50,494
Other expense	29,549	23,874	103,115	73,873

Income from continuing operations before income taxes	$255,068	$189,322	$634,632	$523,360

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1.	Management representation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006, the results of operations for the three and nine months ended March 31, 2006 and 2005 and cash flows for the nine months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

2.	Consolidated statement of cash flows revision

In order the bring the Consolidated Statement of Cash Flows presentation in compliance with FASB Statement No. 95, the Company has revised the Consolidated Statement of Cash Flows for the nine months ending March 31, 2005 to separately disclose the operating, investing, and financing portions of the cash flows attributable to discontinued operations. The Company had previously reported these amounts on a combined basis. The Company intends to revise the Consolidated Statement of Cash Flows for the years ended June 30, 2005 and 2004 in its 2006 Annual Report on Form 10-K. The revision will result in a decrease in net cash provided by operating activities of $10.9 million and an increase in net cash used in investing activities of $2.4 million for the year ended June 30, 2005. For the year ended June 30, 2004, as a result of this revision, net cash provided by operating activities will increase $24.9 million and net cash used in investing activities will increase $2.1 million.

3.	Adoption of new accounting pronouncements

Effective July 1, 2005, the Company adopted the provisions of FASB Statement No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” The implementation of this accounting pronouncement did not have a material effect on the Company’s results of operations, financial position or cash flows. Effective July 1, 2005, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment.” Refer to footnote 4 for further discussion of the adoption of this Statement.

4.	Stock incentive plans

On July 1, 2005, the Company adopted the provisions of FASB Statement No. 123 (revised 2004) and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. The Company’s stock incentive plans provide for the granting of nonqualified options and stock appreciation rights (SARs) to officers, directors and key employees of the Company. Outstanding options and SARs are exercisable from one to three years after the date of grant and expire no more than ten years after grant. The Company satisfies stock option and SAR exercises by issuing common shares out of treasury, which have been repurchased pursuant to the Company’s share repurchase program described in footnote 7, or through the issuance of previously unissued common shares. Prior to the adoption of FASB Statement No. 123 (revised 2004), the Company used the intrinsic-value based method to account for stock options and made no charges against earnings with respect to options granted. The Company has elected to use the “short-cut method” to calculate the historical pool of windfall tax benefits upon adoption of FASB Statement 123 (revised 2004). The election to use the “short-cut method” had no effect on the Company’s financial statements.

4.	Stock incentive plans, continued

The adoption of FASB Statement No. 123 (revised 2004) reduced income from continuing operations before income taxes for the third quarter of fiscal 2006 by $5.3 million, reduced net income for the third quarter of fiscal 2006 by $3.4 million ($.03 per basic and diluted share), reduced income from continuing operations before income taxes for the first nine months of fiscal 2006 by $28.1 million and reduced net income for the first nine months of fiscal 2006 by $18.3 million ($.16 per basic and diluted share). The adoption of this Statement had an immaterial effect on the Consolidated Statement of Cash Flows for the nine months ended March 31, 2006.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and nonvested awards in the period. The total stock-based employee compensation expense for the three months and nine months period ending March 31, 2005 were calculated using the non-substantive vesting period approach.

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Net income, as reported	$139,370	$443,280
Add: Stock-based employee compensation expense included in reported net income, net of tax	(603)	7,500
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax	2,759	22,648

Pro forma net income	$136,008	$428,132

Earnings per share:

Basic – as reported	$1.17	$3.73

Basic – pro forma	$1.14	$3.60

Diluted – as reported	$1.15	$3.68

Diluted – pro forma	$1.13	$3.55

The fair values for the significant stock-based awards granted during the nine months ended March 31, 2006 and 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2005
Risk-free rate of return	4.2%	3.5%
Expected life of award	5.4 yrs	4.2 yrs
Expected dividend yield of stock	1.6%	1.7%
Expected volatility of stock	33.2%	32.7%
Weighted-average fair value	$21.26	$14.97

The expected volatility of stock was derived by referring to changes in the Company’s historical common stock prices over a timeframe similar to the expected life of the award. The Company has no reason to believe that future stock volatility is likely to differ from historical volatility.

4.	Stock incentive plans, continued

Stock-based award activity during the nine months ended March 31, 2006 is as follows (aggregate intrinsic value in millions):

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at June 30, 2005	8,238,619	$45.35
Granted	1,552,294	66.37
Exercised	(1,525,085)	43.00
Canceled	(55,112)

Outstanding at March 31, 2006	8,210,716	$49.69	6.6 years	$253.9

Exercisable at March 31, 2006	5,867,372	$44.68	5.8 years	$210.8

The total intrinsic value of stock options exercised during the nine months ended March 31, 2006 and 2005 was $47.4 million and $50.3 million, respectively. Net cash proceeds from the exercise of stock options were $22.2 million and $32.8 million for the nine months ended March 31, 2006 and 2005, respectively. An income tax benefit of $15.2 million and $16.1 million was realized from stock option exercises during the nine months ending March 31, 2006 and 2005, respectively.

As of March 31, 2006, $19.1 million of expense with respect to nonvested stock-based awards has yet to be recognized and will be amortized into expense over the employee’s remaining requisite service period.

Stock-based award activity for nonvested awards during the nine months ended March 31, 2006 is as follows:

	Number of shares	Weighted-average grant date fair value
Nonvested at June 30, 2005
Granted	2,830,830	$14.73
Vested	1,552,294	21.26
Canceled	(1,998,919)	14.72
	(40,861)	17.15

Nonvested at March 31, 2006	2,343,344	$19.05

5.	Product warranty

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of March 31, 2006 and June 30, 2005 is immaterial to the financial position of the Company and the change in the accrual for the current quarter and first nine months of fiscal 2006 is immaterial to the Company’s results of operations and cash flows.

6.	Earnings per share

The following table presents a reconciliation of the denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2006 and 2005.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Numerator:
Income from continuing operations	$177,523	$140,646	$450,395	$377,095

Denominator:
Basic - weighted average common shares	119,453,865	119,173,986	119,052,517	118,787,238
Increase in weighted average from dilutive effect of exercise of stock options	1,726,833	1,595,776	1,595,030	1,747,679

Diluted - weighted average common shares, assuming exercise of stock options	121,180,698	120,769,762	120,647,547	120,534,917

Basic earnings per share from continuing operations	$1.49	$1.18	$3.78	$3.17
Diluted earnings per share from continuing operations	$1.46	$1.16	$3.73	$3.13

For the three months ended March 31, 2006 and 2005, 1,786,432 and 80,802 common shares subject to stock options, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended March 31, 2006 and 2005, 2,013,646 and 219,916 common shares subject to stock options, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

7.	Stock repurchase program

The Company has a program to repurchase up to 3.4 million of the Company’s common shares per year on the open market, at prevailing prices, including the systematic repurchase of up to $20 million in common shares each fiscal quarter. Repurchases are primarily funded from operating cash flows and the shares are initially held as treasury stock. During the three-month period ended March 31, 2006, the Company repurchased 122,600 shares of its common stock at an average price of $77.01 per share. Year-to-date, the Company has repurchased 498,000 shares at an average price of $66.48 per share.

8.	Debt

In fiscal 2006, the Company issued EUR 400 million Eurobonds in the European debt capital market. EUR 200 million Eurobonds bear interest of 3.5 percent per annum and will mature in a balloon payment in November 2010 and EUR 200 million Eurobonds bear interest of 4.125 percent per annum and will mature in a balloon payment in November 2015. The proceeds from the Eurobonds were used to retire EUR 300 million of Euro Notes that became due in November 2005 and the balance of the proceeds were used for general corporate purposes.

9.	Comprehensive income

The Company’s items of other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains (losses) on marketable equity securities and cash flow hedges. Comprehensive income for the three and nine months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net income	$177,523	$139,370	$479,279	$443,280
Foreign currency translation adjustments	26,146	(47,392)	10,963	82,783
Realized (gains) losses on marketable equity securities		(12)	(18)	22
Unrealized (losses) on marketable equity securities		(5)	(8)	(10,740)
Realized loss on cash flow hedges	60		100
Unrealized gain on cash flow hedges			5,161

Comprehensive income	$203,729	$91,961	$495,477	$515,345

The unrealized (losses) on marketable equity securities are net of taxes of $5 for the nine months ended March 31, 2006, and $3 and $6,453 for the three and nine months ended March 31, 2005, respectively. The realized (gains) losses on marketable equity securities are net of taxes of $11 for the nine months ended March 31, 2006, and $6 and $15 for the three and nine months ended March 31, 2005, respectively and are reflected in the Other (income) expense, net caption in the Consolidated Statement of Income.

The unrealized gain on cash flow hedges is net of taxes of $3,116 for the nine months ended March 31, 2006. The realized loss on cash flow hedges is net of taxes of $36 and $60 for the three and nine months ended March 31, 2006, respectively and is reflected in the Interest expense caption in the Consolidated Statement of Income.

10.	Business realignment charges

During the third quarter of fiscal 2006, the Company recorded a $5,117 charge ($3,193 after-tax or $.03 per share) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily consists of severance costs and costs to relocate machinery and equipment. The severance costs are attributable to employees in the Industrial Segment. Some of the severance payments have been made with the majority of the remaining payments expected to be made within the next twelve months. The business realignment costs are presented in the Consolidated Statement of Income for the three months ended March 31, 2006 as follows: $4,286 in Cost of sales and $831 in Selling, general and administrative expenses.

10.	Business realignment charges, continued

During the first nine months of fiscal 2006, the Company recorded charges of $11,801 ($7,367 after-tax or $.06 per share) for business realignment costs related to the Industrial Segment and Climate & Industrial Controls Segment. The business realignment costs are presented in the Consolidated Statement of Income for the nine months ended March 31, 2006 as follows: $10,062 in Cost of sales and $1,739 in Selling, general and administrative expenses.

During the third quarter of fiscal 2005, the Company recorded a $6,267 charge ($4,168 after-tax or $.03 per share) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily related to severance costs attributable to 300 employees in the Industrial Segment. The majority of severance payments have been made with the remaining payments expected to be made by June 30, 2006. The business realignment costs are primarily presented in the Cost of sales caption in the Consolidated Statement of Income for the three months ended March 31, 2005. A significant portion of the third quarter fiscal 2005 charge related to the closure of a manufacturing facility in Hilden, Germany. The facility was acquired as part of the February 2004 acquisition of Denison International. The decision to close the facility resulted from the completion of the Company’s acquisition integration analysis.

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

11.	Goodwill and intangible assets

The Company conducted its annual goodwill impairment test required by FASB Statement No. 142. No goodwill impairment loss was required to be recognized.

The changes in the carrying amount of goodwill for the nine months ended March 31, 2006 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance June 30, 2005	$1,028,660	$79,575	$262,789	$1,371,024
Acquisitions	582,231		48,811	631,042
Foreign currency translation	(4,926)	(135)	(377)	(5,438)
Divestitures	(7,551)			(7,551)
Goodwill adjustments	10,248	38	901	11,187

Balance March 31, 2006	$1,608,662	$79,478	$312,124	$2,000,264

“Goodwill adjustments” primarily represent final adjustments to the purchase price allocation for acquisitions completed within the last twelve months.

11.	Goodwill and intangible assets, continued

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	March 31, 2006		June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$79,930	$20,478	$48,973	$17,598
Trademarks	162,289	11,358	93,471	7,137
Customer lists and other	272,758	40,728	142,797	20,615

Total	$514,977	$72,564	$285,241	$45,350

Total intangible amortization expense for the nine months ended March 31, 2006 was $26,918. The estimated amortization expense for the five years ending June 30, 2006 through 2010 is $41,291, $45,025 $43,474, $42,284 and $41,902, respectively. At this time, the estimated amortization expense does not include all amortization expense related to fiscal 2006 acquisitions as all purchase price allocations have not been completed.

12.	Retirement benefits

Net periodic pension cost recognized included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Service cost	$19,701	$16,317	$59,085	$48,770
Interest cost	33,298	32,864	100,043	97,828
Expected return on plan assets	(36,390)	(34,116)	(109,616)	(101,191)
Net amortization and deferral and other	22,650	14,465	66,071	46,168

Net periodic benefit cost	$39,259	$29,530	$115,583	$91,575

Postretirement benefit cost included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Service cost	$515	$488	$1,544	$1,418
Interest cost	1,390	1,567	4,169	4,773
Net amortization and deferral and other	65	(3)	196	116

Net periodic benefit cost	$1,970	$2,052	$5,909	$6,307

13.	Acquisitions and divestitures

In December 2005, the Company completed its acquisition of Kenmore International, a manufacturer and distributor of components for global refrigeration and air conditioning markets. In November 2005, the Company completed its purchase of the domnick hunter group, plc. The domnick hunter group specializes in the design and manufacture of filtration, separation, and purification products and technologies for a wide range of markets. In August 2005, the Company acquired SSD, a manufacturer of AC and DC drives, as well as servo drives, motors and systems for leading original equipment manufacturers, end users, and integrators in automated industrial process applications. Aggregate annual sales for these and other businesses acquired during the first nine months of fiscal 2006, for their most recent fiscal year prior to acquisition, were approximately $759 million. Total purchase price for all businesses acquired during the first nine months of fiscal 2006 was approximately $810 million in cash and $232 million in assumed debt. The purchase price allocations for fiscal 2006 acquisitions are preliminary and will require subsequent adjustment.

In December 2005, the Company completed the divestiture of its Thermoplastics division. The Thermoplastics division was part of the Industrial Segment for segment reporting purposes. This divestiture resulted in a loss of $11,018 ($9,770 after-tax or $.08 per share) and is reflected in Other (income) expense, net in the Consolidated Statement of Income. The results of operations and net assets of the Thermoplastics division were immaterial to the consolidated results of operations and financial position of the Company.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net sales		$29,245	$21,672	$163,740
Earnings before income taxes		2,307	1,517	19,991
Net income		1,529	1,131	13,638
(Loss) gain on disposal, net of taxes		$(2,805)	$27,753	$52,547

The (loss) gain on disposal is net of taxes of $3,429 for the nine months ended March 31, 2006 and $5,767 and $16,941 for the three and nine months ended March 31, 2005, respectively.

As of March 31, 2006, there were no assets or liabilities remaining from the discontinued operations. The net assets of the discontinued operations as of June 30, 2005 primarily consisted of the following:

Asset (liability)	June 30, 2005
Accounts receivable	$15,605
Inventory	13,917
Goodwill	72,787
Property, plant and equipment, net	10,569
Accounts payable	(15,206)
Accrued taxes Other liabilities	$(7,978 (5,138	) )

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006

AND COMPARABLE PERIODS ENDED MARCH 31, 2005

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

The Company believes the leading economic indicators of these markets that have a strong correlation to the Company’s future order rates are the Institute of Supply Management (ISM) index of manufacturing activity with respect to commercial, mobile and industrial markets and aircraft miles flown, revenue passenger miles and Department of Defense spending for aerospace markets. An ISM index above 50 indicates that the manufacturing economy is expanding resulting in the expectation that the Company’s order rates in the commercial, mobile and industrial markets should be increasing. The ISM index at the end of March 2006 was 55.2 compared to 54.0 at the end of June 2005. With respect to the aerospace market, aircraft miles flown and revenue passenger miles continue to show improvement over comparable fiscal 2005 levels while Department of Defense spending for the balance of calendar 2006 is expected to increase in the mid-single-digit range over comparable calendar 2005 levels.

The Company also believes that there is a high correlation between interest rates and industrial manufacturing activity. The Federal Reserve raised the federal funds rate six times during fiscal 2006 and eight times during fiscal 2005. Recent and future increases in interest rates could have a negative impact on industrial production thereby lowering future order rates.

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

The financial condition of the Company remains strong as evidenced by the continued generation of substantial cash flows from operations, a debt to debt-equity ratio of 27.1 percent, ample borrowing capabilities and strong credit ratings. Cash flow from operations for the first nine months of fiscal 2006 were $610 million or 9% of sales.

Many acquisition opportunities remain available to the Company within its target markets. During the first nine months of fiscal 2006, the Company completed 11 acquisitions whose aggregate annual revenues were approximately $759 million. The Company believes that future financial results will reflect the benefit of a fast and efficient integration of the companies recently acquired. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess the strategic fit of its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term fit for the Company, as evidenced by the divestitures completed in the first nine months of fiscal 2006.

Current challenges facing the Company include maintaining premier customer service levels while benefiting from strong customer demand, successfully matching price increases to raw material price increases and the managing rising expenses related to employee retirement and health care benefits. The Company has implemented a number of strategic financial performance initiatives relating to growth and margin improvement in order to meet these challenges, including strategic procurement, strategic pricing, lean manufacturing and business realignments. The Company is also challenged with trying to minimize the potential adverse impact of the weakening financial condition of its automotive market customers.

The discussion below is structured to provide a separate analysis of the Consolidated Statement of Income, Results by Business Segment, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended March 31,		Nine months ended March 31,
(dollars in millions)	2006	2005	2006	2005
Net sales	$2,498.1	$2,112.5	$6,769.2	$5,896.3
Gross profit	$545.9	$423.7	$1,455.5	$1,212.9
Gross profit margin	21.9%	20.1%	21.5%	20.6%
Selling, general and administrative expenses	$276.7	$215.2	$759.6	$627.5
Selling, general and administrative expenses, as a percent of sales	11.1%	10.2%	11.2%	10.6%
Interest expense	$21.0	$17.1	$57.1	$50.5
Other (income) expense, net	$(6.9)	$2.0	$4.2	$11.6
Effective tax rate from continuing operations	30.4%	25.7%	29.0%	27.9%
Income from continuing operations	$177.5	$140.6	$450.4	$377.1
Income from continuing operations, as a percent of sales	7.1%	6.7%	6.7%	6.4%
Discontinued operations		$(1.3)	$28.9	$66.2
Backlog	$2,696.9	$2,279.1	$2,696.9	$2,279.1

Net sales for the third quarter and first nine months of fiscal 2006 increased 18.3 percent and 14.8 percent, respectively, over the comparable prior year net sales amounts reflecting higher volume experienced in all Segments. Acquisitions in the last 12 months contributed about 53 percent of the net sales increase in the current-year quarter and about 57 percent of the increase for the first nine months of fiscal 2006. The effect of currency rate changes reduced net sales by approximately $37 million and $67 million in the current-year quarter and first nine months of fiscal 2006, respectively.

Gross profit margin increased in the third quarter and first nine months of fiscal 2006 primarily due to a combination of the increase in sales as well as the effects of the Company’s financial performance initiatives, especially in the areas of strategic procurement and lean manufacturing. Included in the current-year quarter and first nine months of fiscal 2006 gross profit is $1.9 million and $8.4 million, respectively, of expense related to stock-based compensation awards. Also included in gross profit are business realignment charges of $4.3 million and $6.1 million in the current-year quarter and prior-year quarter, respectively, and $10.1 million and $8.2 million for the first nine months of fiscal 2006 and 2005, respectively (see Note 10 on page 10 for further discussion).

Selling, general and administrative expenses increased for the current-year quarter and first nine months of fiscal 2006 primarily due to the higher sales volume, expenses related to stock-based compensation awards, which amounted to $3.4 million in the current-year quarter and $19.7 million in the first nine months of fiscal 2006, higher amortization expense related to intangible assets and higher incentive compensation.

Interest expense for the current-year quarter increased 23.2 percent from the prior-year quarter and increased 13.1 percent from the first nine months of fiscal 2005. The increase in interest expense is primarily due to higher average debt outstanding resulting from an increase in borrowings used to fund the higher level of acquisition activity in fiscal 2006.

Other (income) expense, net for the current-year quarter and first nine months of fiscal 2006 includes income of $6.3 million related to a litigation settlement. Other (income) expense, net for the first nine months of fiscal 2006 also includes a loss of $11.0 million resulting from the sale of the Thermoplastics division. Other (income) expense, net for the first nine months of fiscal 2005 includes an $8.8 million expense related to the writedown of a real estate investment.

Effective tax rate from continuing operations for the current-year quarter and first nine months of fiscal 2006 increased over the comparable prior year periods primarily due to a higher concentration of income being earned in foreign countries with a higher tax rate in the current year periods. The effective tax rate for the prior year periods also included a higher research and development tax credit.

Income from continuing operations for the current-year quarter and first nine months of fiscal 2006 was adversely affected by an additional expense of approximately $4.2 million and $9.2 million, respectively, related to domestic qualified defined benefit plans, resulting primarily from changes in actuarial assumptions and the amortization of actuarial losses. The additional pension expense for the first nine months of fiscal 2005 includes the recognition of a one-time curtailment loss of $4.6 million.

Discontinued operations represents the operating results and related gain on the sale, net of tax of the Astron Buildings business which was divested in August 2005 and the Wynn’s Specialty Chemical business which was divested in December 2004.

Backlog increased from the prior year due to an increase in order rates throughout most businesses in the Industrial North American, Aerospace and Climate & Industrial Controls Segments as well as the effect of acquisitions. Backlog increased from the June 30, 2005 amount of $2,304.2 million due to order rates exceeding shipments during the first nine months of fiscal 2006 in all Segments.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three months ended March 31,		Nine months ended March 31,
(dollars in millions)	2006	2005	2006	2005
Net sales
North America	$1,062.7	$925.0	$2,921.7	$2,576.6
International	774.0	623.3	2,071.3	1,755.5
Operating income
North America	164.7	120.1	432.0	339.8
International	$98.9	$63.1	$247.4	$191.2
Operating income, as a percent of net sales
North America	15.5%	13.0%	14.8%	13.2%
International	12.8%	10.1%	11.9%	10.9%
Backlog	$1,163.3	$961.3	$1,163.3	$961.3

The Industrial Segment operations experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending March 31
	Three months	Nine months
Industrial North America – as reported	14.9%	13.4%
Acquisitions	(6.5)%	(6.9)%
Currency	(0.5)%	(0.5)%

Industrial North America – without acquisitions and currency	7.9%	6.0%

Industrial International – as reported	24.2%	18.0%
Acquisitions	(18.9)%	(14.3)%
Currency	6.3%	4.2%

Industrial International – without acquisitions and currency	11.6%	7.9%

Total Industrial Segment – as reported	18.6%	15.3%
Acquisitions	(11.4)%	(9.9)%
Currency	2.2%	1.4%

Total Industrial Segment – without acquisitions and currency	9.4%	6.8%

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

Excluding the effects of acquisitions and currency-rate changes, the increase in Industrial North American sales for the current-year quarter and first nine months of fiscal 2006 reflects higher end-user demand experienced across most of the Industrial North American markets, particularly in the heavy-duty truck, construction, industrial machine tool, oil and gas and mobile equipment markets. Current-year quarter sales also benefited from higher demand in the microelectronics market. Excluding the effects of acquisitions and currency-rate changes, the increase in Industrial International sales for the current-year quarter and first nine months of fiscal 2006 is attributed to higher volume across most markets in Europe and the Asia Pacific region partially offset by lower volume in Latin America.

Industrial North American and Industrial International margins for the current-year quarter and first nine months of fiscal 2006 benefited from the higher sales volume and the execution of the Company’s financial performance initiatives, especially in the area of strategic procurement and lean manufacturing. Acquisitions, not yet fully integrated, negatively impacted Industrial North American and Industrial International margins in the current-year quarter and first nine months of fiscal 2006.

The increase in backlog from a year ago and the June 30, 2005 amount of $943.9 million is primarily due to acquisitions and higher order rates throughout most businesses.

The Company anticipates sales volume in the Industrial North American and Industrial International operations for the remainder of fiscal 2006 to exceed comparable fiscal 2005 levels at the same rate as the first nine months of fiscal 2006. For the balance of fiscal 2006, Industrial North American margins are expected to remain at their current fiscal year-to-date level and Industrial International operating margins are expected to remain approximately the same. The Company expects to continue to take the actions necessary to structure appropriately the Industrial Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in the fourth quarter of fiscal 2006.

Aerospace Segment

	Three months ended March 31,		Nine months ended March 31,
(dollars in millions)	2006	2005	2006	2005
Net sales	$391.0	$337.3	$1,085.0	$995.4
Operating income	$54.5	$43.9	$156.6	$144.8
Operating income, as a percent of net sales	13.9%	13.0%	14.4%	14.5%
Backlog	$1,341.3	$1,168.6	$1,341.3	$1,168.6

The increase in sales in the Aerospace Segment for the current-year quarter and first nine months of fiscal 2006 is primarily due to an increase in both military and commercial original equipment manufacturer (OEM) and aftermarket volume. The higher margins in the current-year quarter were primarily due the higher sales volume. Margins for the first nine months of fiscal 2006 were lower primarily due a higher concentration of sales occurring in the commercial and military OEM businesses. Margins in both the current-year quarter and first nine months of fiscal 2006 were adversely affected by higher engineering costs incurred for new programs.

The increase in backlog from a year ago and the June 30, 2005 amount of $1,229.4 million is due to higher order rates experienced in both the commercial and military businesses. The Company anticipates sales volume in the Aerospace operations for the remainder of fiscal 2006 to exceed comparable fiscal 2005 levels at the same rate as the first nine months of fiscal 2006 and expects operating margins to remain at the current fiscal year-to-date level. A higher concentration of commercial OEM volume in future product mix could result in lower margins.

Climate & Industrial Controls Segment

	Three months ended March 31,		Nine months ended March 31,
(dollars in millions)	2006	2005	2006	2005
Net sales	$270.4	$226.8	$691.2	$568.8
Operating income	$23.8	$26.5	$52.3	$51.2
Operating income, as a percent of net sales	8.8%	11.7%	7.6%	9.0%
Backlog	$192.3	$149.2	$192.3	$149.2

The Climate & Industrial Controls Segment operations experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending March 31
	Three months	Nine months
CIC Segment – as reported	19.2%	21.5%
Acquisitions	(11.2)%	(12.6)%
Currency	0.5%	0.0%

CIC Segment – without acquisitions and currency	8.5%	8.9%

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

Excluding the effects of acquisitions and currency-rate changes, the increase in sales in the Climate & Industrial Controls Segment is primarily due to higher end-user demand in the commercial air conditioning market, which is being driven in part by energy efficiency legislation. The decrease in margins in the current-year quarter and first nine months of fiscal 2006 is primarily due to manufacturing inefficiencies related to recent plant relocations and integration costs related to recent acquisitions. Margins for the first nine months of fiscal 2006 were also negatively impacted by business realignment charges.

The increase in backlog from the prior-year quarter and the June 30, 2005 amount of $130.9 million is primarily due to acquisitions as well as higher order rates in the residential and commercial air conditioning markets. The Company anticipates sales volume in the Climate & Industrial Controls segment for the remainder of fiscal 2006 to exceed comparable fiscal 2005 levels at about the same rate as the first nine months of fiscal 2006. Operating margins are expected to increase in the mid-single-digit range from the current fiscal 2006 year-to-date level. The Company expects to continue to take the actions necessary to structure appropriately the Climate & Industrial Controls Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in the fourth quarter of fiscal 2006.

Corporate general and administrative expenses were $36.2 million in the current-year quarter compared to $23.4 million for the prior-year quarter and were $93.5 million for the first nine months of fiscal 2006 compared to $79.3 million for the first nine months of fiscal 2005. As a percent of sales, corporate general and administrative expenses for the current-year quarter increased to 1.4 percent compared to 1.1 percent for the prior-year quarter and increased to 1.4 percent for the first nine months of fiscal 2006 compared to 1.3 percent for the first nine months of fiscal 2005. The fluctuation in the level of corporate general and administrative expenses in both the current-year quarter and first nine months of fiscal 2006 is primarily attributable to expenses associated with incentive compensation and higher research and development expenses.

Included in Other expense (in the Business Segment Results by Industry) in the current-year quarter and first nine months of fiscal 2006 is $5.3 million and $28.1 million, respectively, of expense related to stock-based compensation awards. Other expense for the current-year quarter also includes income from a litigation settlement of $6.3 million. Other expense for the first nine months of fiscal 2006 includes a $11.0 million loss resulting from the sale of the Thermoplastics division. Other expense for the current-year quarter and nine months of fiscal 2006 includes $13.0 million and $38.3 million, respectively, of pension expense compared to $5.8 million and $17.7 million for the prior-year quarter and first nine months of fiscal 2005, respectively. Included in Other expense for the first nine months of 2005 is an $8.8 million expense associated with the writedown of a real estate investment.

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

	Three months ended March 31,		Nine months ended March 31,
(dollars in millions)	2006	2005	2006	2005
Net sales		$29,245	$21,672	$163,740
Operating income, net of taxes		1,529	1,131	13,638
(Loss) gain on sale of discontinued operations, net of taxes		(2,805)	27,753	52,547
(Loss) income from discontinued operations		$(1,276)	$28,884	$66,185

CONSOLIDATED BALANCE SHEET

(in millions)	March 31, 2006	June 30, 2005
Accounts receivable	$1,452.8	$1,225.4
Inventories	1,137.1	1,017.0
Plant and equipment, net of accumulated depreciation	1,638.5	1,581.3
Goodwill	2,000.3	1,371.0
Intangible assets, net	442.4	239.9
Other assets	890.7	831.6
Accounts payable, trade	619.5	569.0
Accrued liabilities	626.8	602.0
Accrued domestic and foreign taxes	109.2	97.9
Shareholders’ equity	3,820.1	3,340.1
Working capital	$1,279.9	$1,454.9
Current ratio	1.74	2.12

Accounts receivable are primarily receivables due from customers for sales of product ($1,342.3 million at March 31, 2006 and $1,111.1 million at June 30, 2005). Accounts receivable increased during the first nine months of fiscal 2006 primarily due to acquisitions as well as a higher level of sales experienced in the current-year quarter. Days sales outstanding relating to trade accounts receivable increased to 48 days from 47 days during the first nine months of fiscal 2006.

Inventories increased $120.1 million since June 30, 2005 primarily due to acquisitions, with days supply decreasing to 63 days from 65 days at June 30, 2005.

Goodwill and Intangible assets, net both increased primarily as a result of current-year acquisitions.

Plant and equipment, net of accumulated depreciation, increased primarily due to plant and equipment acquired in current-year acquisitions partially offset by depreciation exceeding capital expenditures.

Other assets increased since June 30, 2005 primarily as a result of the net effect of a discretionary cash contribution made by the Company in the current-year quarter to its qualified defined benefit plans and an increase in deferred income taxes. Deferred income taxes increased primarily due to the tax effect of stock compensation expense.

Accounts payable, trade increased $50.5 million from June 30, 2005 primarily due to acquisitions.

Accrued liabilities increased primarily due to acquisitions, partially offset by the settlement of interest rate swap agreements and lower accrued interest. Accrued interest was lower than June 30, 2005 due to the repayment of EUR 300 million of Euro Notes in November 2005.

Deferred income taxes (liability) increased $63.5 million from June 30, 2005 primarily due to acquisitions.

Due to the weakening of the dollar, foreign currency translation adjustments resulted in an increase in shareholders’ equity of $11.0 million during the first nine months of fiscal 2006. The translation adjustments primarily affected Plant and equipment, Other Assets, Net assets of discontinued operations, and Long-term debt.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended March 31,
(in millions)	2006	2005
Cash provided by (used in):
Operating activities	$610.0	$498.4
Investing activities	(858.9)	(497.2)
Financing activities	162.8	(84.1)
Effect of exchange rates	0.8	3.3
Net (decrease) in cash and cash equivalents	$(85.3)	$(79.6)

Cash flows from operating activities - The increase in net cash provided by operating activities in fiscal 2006 is primarily due to a decrease in net income from discontinued operations and the non-cash charge related to stock-based compensation. The net change in working capital items, primarily accounts receivable and accrued domestic and foreign taxes was offset by the change in net assets of discontinued operations.

Cash flow used in investing activities - The increase in the amount of cash used in investing activities in fiscal 2006 is attributable primarily to an increase in acquisition activity. Capital expenditures increased $41.0 million in fiscal 2006 while proceeds from the sale of businesses decreased. Included in Other in fiscal 2005 is the write down of a real estate investment.

Cash flow from financing activities - In fiscal 2006, the Company increased its outstanding borrowings by a net total of $217.4 million compared to a decrease of $21.2 million in fiscal 2005, primarily due to increased acquisition activity. Included in the current-year repayment of borrowings is debt assumed in acquisitions. Common stock activity provided cash of $27.5 million in fiscal 2006 compared to providing cash of $5.9 million in fiscal 2005. The increase in cash provided by common stock activity in fiscal 2006 is primarily due to the level of share repurchase and stock option activity between periods.

In November 2005, the Company issued EUR 400 million Eurobonds in the European debt capital market. EUR 200 million Eurobonds bear interest of 3.5 percent per annum and will mature in a balloon payment in November 2010 and EUR 200 million Eurobonds bear interest of 4.125 percent per annum and will mature in a balloon payment in November 2015. The proceeds from the Eurobonds were used to retire EUR 300 million of Euro Notes that became due in November 2005 and the balance of the proceeds were used for general corporate purposes.

Excluded from Cash flows from financing activities is a decrease in book overdrafts of $16.3 million for the current-year first nine months and an increase in book overdrafts of $10.0 million for the prior-year first nine months. These cash flows are included in Accounts payable, trade in Cash flows from operating activities. The book overdrafts result from a delay in sweeping cash from one bank to another and are settled the next business day; therefore, the book overdrafts are not considered bank borrowings by the Company.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of 34 to 37 percent.

Debt to Debt-Equity Ratio (in millions)	March 31, 2006	June 30, 2005
Debt	$1,419.8	$970.4
Debt & equity	$5,239.9	$4,310.5
Ratio	27.1%	22.5%

The Company has a line of credit totaling $1,025 million through a multi-currency revolving credit agreement with a group of banks, of which $736.1 million was available as of March 31, 2006. The Company has the right, no more than once a year, to increase the facility amount, in minimum increments of $25 million up to a maximum facility amount of $1,250 million. The credit agreement expires September 2010, however the Company has the right to request a one-year extension of the expiration date on an annual basis. The credit agreement supports the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch, Inc. These ratings are considered investment grade. The revolving credit agreement requires a facility fee of 5/100ths of one percent of the commitment per annum at the Company’s present rating level. The revolving credit agreement contains provisions that increase the facility fee of the credit agreement in the event the Company’s credit ratings are lowered. A lowering of the Company’s credit ratings would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

The Company’s revolving credit agreement and certain debt agreements contain certain financial and other covenants, the violation of which would limit or preclude the use of the agreements for future borrowings. At the Company’s present rating level, the most restrictive financial covenant provides that the ratio of secured debt to net tangible assets be less than 10 percent. As of March 31, 2006, the ratio of secured debt to net tangible assets was less than one percent. The Company is in compliance with all covenants and expects to remain in compliance during the term of the agreements.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

On July 1, 2005, the Company adopted the provisions of FASB Statement No. 123 (revised 2004) (FAS 123R) and elected to use the modified prospective transition method. The modified prospective transition method requires compensation cost to be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. Prior to the adoption of FAS 123R, the Company used the intrinsic-value based method to account for stock options and made no charges against earnings with respect to options granted.

The Company’s stock incentive plans provide for the grant of nonqualified options and stock appreciation rights (SARs) to officers, directors and key employees of the Company. Outstanding options and SARs are exercisable from one to three years after the date of grant and expire no more than ten years after the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of nonqualified options and SARs granted. The adoption of FAS 123R reduced income from continuing operations before income taxes for the current-year quarter and first nine months of fiscal 2006 by $5.3 million and $28.1 million, respectively, and reduced net income for the current-year quarter and first nine months of fiscal 2006 by $3.4 million and $18.3 million, respectively ($.03 per basic and diluted share for the current-year quarter and $.16 per basic and diluted share for the first nine months of fiscal 2006). The adoption of this Statement had an immaterial effect on the Consolidated Statement of Cash Flows for the nine months ended March 31, 2006. As of March 31, 2006, $19.1 million of expense with respect to nonvested stock-based awards has yet to be recognized and will be amortized into expense over the employee’s remaining requisite service period.

FORWARD-LOOKING STATEMENTS

Forward-looking statements contained in this Report on Form 10-Q and other written reports and oral statements are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. All statements regarding future performance, earnings projections, events or developments are forward-looking statements. It is possible that the future performance and earnings projections of the Company may differ materially from current expectations, depending on economic conditions within both its industrial and aerospace markets, and the Company’s ability to achieve anticipated benefits associated with announced realignment activities, strategic initiatives to improve operating margins and growth and innovation initiatives. A change in the economic conditions in individual markets may have a particularly volatile effect on segment performance. Among other factors which may affect future performance are:

•	changes in business relationships with, purchases by or from major customers or suppliers, including delays or cancellations in shipments, or significant changes in financial condition,

•	uncertainties surrounding timing, successful completion or integration of acquisitions,

•	threats associated with and efforts to combat terrorism,

•	competitive market conditions and resulting effects on sales and pricing,

•	increases in raw material costs that cannot be recovered in product pricing,

•	the Company’s ability to manage costs related to insurance and employee retirement and health care benefits, and

•	global economic factors, including manufacturing activity, air travel trends, currency exchange rates, difficulties entering new markets and general economic conditions such as inflation and interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the third quarter of fiscal 2006. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 through January 31, 2006	36,800	$71.8769	36,800	10,000,000
February 1, 2006 through February 28, 2006	36,500	$77.6277	36,500	9,963,500
March 1, 2006 through March 31, 2006	49,300	$80.3767	49,300	9,914,200

Total:	122,600	$77.007	122,600	9,914,200

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase of up to 3.0 million shares of its common stock. Such amount was subsequently adjusted to 6.75 million shares as a result of stock splits in June 1995 and September 1997. On July 14, 1998, the Company publicly announced that its Board of Directors authorized the repurchase of an additional 4.0 million shares of its common stock. On January 30, 2006, the Company publicly announced that its Board of Directors increased the authorization to repurchase up to 10 million shares of its common stock, including shares yet to be repurchased under prior authorizations. There is no expiration date for the Company’s repurchase program.

Item 6. Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2006.

Exhibit 31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Timothy K. Pistell
Timothy K. Pistell
Executive Vice President - Finance and Administration and Chief Financial Officer

Date: May 8, 2006

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2006.

Exhibit 31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.