Form 10-K
period 2006-06-30
PARKER HANNIFIN CORP
filed 2006-09-06
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer:  ☒    Accelerated Filer:  ☐    Non- Accelerated Filer:  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The approximate aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2005, excluding, for purposes of this computation only, stock holdings of the Registrant’s Directors and Officers: $7,856,056,445.

The number of Common Shares outstanding on July 31, 2006 was 120,216,041.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference:

(1)	Annual Report to Shareholders of the Company for the fiscal year ended June 30, 2006 is incorporated by reference into Parts I and II hereof.

(2)	Definitive Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders to be held on October 25, 2006 is incorporated by reference into Part III hereof.

PARKER-HANNIFIN CORPORATION

FORM 10-K

Fiscal Year Ended June 30, 2006

PART I

ITEM 1. Business. Parker-Hannifin Corporation is a leading worldwide full-line diversified manufacturer of motion control products, including fluid power systems, electromechanical controls and related components. Fluid power involves the transfer and control of power through the medium of liquid, gas or air, in hydraulic, pneumatic and vacuum applications. Fluid power systems move and position materials, control machines, vehicles and equipment and improve industrial efficiency and productivity. Components of a simple fluid power system include one or more pumps which generate pressure, one or more valves which control the fluid’s flow, one or more actuators which translate the pressure from the fluid into mechanical energy, one or more filters to insure proper fluid condition and numerous hoses, couplings, fittings and seals. Electromechanical control involves the use of electronic components and systems to control motion and precisely locate or vary speed in automation and aerospace applications. In addition to motion control products, the Company also is a leading worldwide producer of fluid purification, fluid and fuel control, process instrumentation, air conditioning, refrigeration, electromagnetic shielding and thermal management products and systems.

The Company also designed and manufactured custom-engineered buildings through its Astron Buildings Group, which business unit comprised the Other Segment, until the Company divested such business unit in August 2005. The divested business unit was classified as discontinued operations for all periods during the fiscal year ended June 30, 2006.

The Company was incorporated in Ohio in 1938. Its principal executive offices are located at 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141, telephone (216) 896-3000. As used in this Report, unless the context otherwise requires, the term “Company” or “Parker” refers to Parker-Hannifin Corporation and its subsidiaries.

The Company’s investor relations internet website address is www.phstock.com. The Company makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after filing or furnishing such material electronically with the Securities and Exchange Commission. The information contained on or accessible through the Company’s website is not part of this Annual Report on Form 10-K.

The Board of Directors has adopted a written charter for each of the committees of the Board of Directors. These charters, as well as the Company’s Code of Ethics, Guidelines on Corporate Governance Issues and Independence Standards for Directors, are posted and available on the

Company’s investor relations internet website at www.phstock.com under the Corporate Governance page. Shareholders may request copies of these corporate governance documents, free of charge, by writing to Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141, Attention: Secretary, or by calling (216) 896-3000.

The Company’s manufacturing, service, distribution and administrative facilities are located in 35 states and in 42 foreign countries. The Company’s motion control technology is used in products of its three principal business segments: Industrial; Aerospace; and Climate & Industrial Controls. The products are sold as original and replacement equipment through product and distribution centers worldwide. The Company markets its products through direct-sales employees, independent distributors, sales representatives and builder/dealers. Parker products are supplied to approximately 417,000 customers in virtually every significant manufacturing, transportation and processing industry. For the fiscal year ended June 30, 2006, total net sales were $9,385,887,731; Industrial Segment products accounted for 73% of net sales, Aerospace Segment products for 16%, and Climate & Industrial Controls Segment products for 11%.

Markets

Motion control systems are used throughout industries in applications which include moving materials, controlling machines, vehicles and equipment and positioning materials during manufacturing processes. Motion control systems contribute to the efficient use of energy and improve industrial productivity.

The approximately 417,000 customers who purchase the Company’s products are found throughout virtually every significant manufacturing, transportation and processing industry. No single customer accounted for more than 3% of the Company’s total net sales for the fiscal year ended June 30, 2006.

Major markets for products of the Fluid Connectors, Hydraulics, Automation and Seal Groups of the Industrial Segment are agricultural machinery, analytical instrumentation, aerospace, automotive, construction machinery, electronic equipment, energy, oil and gas, fabricated metals, food production, information technology, industrial machinery, power generation, pulp and paper, machine tools, marine, medical devices, mining, mobile equipment, chemicals and chemical processing, robotics, semi-conductor equipment, telecommunications, textiles, transportation and every other major production and processing industry. Major markets for products manufactured by the Instrumentation Group of the Industrial Segment are power generation, oil and gas exploration, petrochemical and chemical processing, pulp and paper, healthcare, and semi-conductor manufacturing. Major markets for products of the Filtration Group of the Industrial Segment are industrial machinery, mobile equipment, diesel engines, process equipment, marine, aviation, environmental and semi-conductor manufacturing. Sales of Industrial Segment products are made to original equipment manufacturers and their replacement markets.

Sales of Aerospace Segment products are made primarily to original equipment manufacturers in the commercial, military and general aviation markets and to end users for maintenance, repair and overhaul.

Products manufactured by the Climate & Industrial Controls Segment are used principally in commercial and industrial refrigeration systems, residential and commercial air conditioning systems, mobile air conditioning systems, and equipment and industrial fluid control markets. Sales of Climate & Industrial Controls Segment products are made to original equipment manufacturers and their replacement markets.

Principal Products, Methods of Distribution and Competitive Conditions

Industrial Segment. The product lines of the Company’s Industrial Segment consist of a broad range of motion control and fluid systems and components. The Fluid Connectors Group manufactures a broad range of connectors, including hydraulic, industrial and thermoplastic hoses and fittings, tube fittings, quick disconnects, and plastic tubing and fittings which control, transmit and contain fluid. The Hydraulics Group produces a broad range of hydraulic components and systems for builders and users of industrial and mobile machinery and equipment, such as cylinders, accumulators, rotary actuators, valves, motors and pumps, hydrostatic steering units, power units, integrated hydraulic circuits, electrohydraulic systems, engineered systems, digitally controlled fan-drive systems, and power take-off equipment. The Automation Group produces a broad range of pneumatic and electromechanical components and systems. Pneumatic products include pneumatic valves, air preparation units, pneumatic actuators, vacuum products, pneumatic logic systems, and structural extrusions. Electromechanical products include human-machine interface hardware and software; industrial PCs; single and multi-axis stand-alone and bus-based controllers; rotary and linear servo motors; rotary and linear stepper motors; analog and digital stepper and servo drives; precision gearheads; ballscrew, belt, and linear motor driven positioning tables; electric rod-style and rodless cylinders; and gantry robots. The Seal Group manufactures static and dynamic sealing devices, including o-rings, extruded and lathe-cut products, custom molded shapes, and combination and dynamic seals; gaskets and packings which ensure leak-proof connections; electromagnetic interference shielding; and thermal management products. The Filtration Group manufactures filters, systems and instruments to monitor and remove contaminants from fuel, air, oil, water and other fluids and gases, including hydraulic, lubrication and coolant filters; process, chemical and microfiltration filters; compressed air and gas purification filters; compressed air and gas dryers; lube oil and fuel filters; fuel conditioning filters; fuel filters/water separators; cabin air filters; intake air filters; and nitrogen and hydrogen generators and condition monitoring devices. The Instrumentation Group manufactures high quality critical flow components for process instrumentation, healthcare and ultra-high-purity applications, including fittings, valves, regulators, manifolds, process and analytical systems and PTFE products.

Industrial Segment products include custom units which are engineered and produced to original equipment manufacturers’ specifications for application to a particular end product and standard items. Both custom and standard products are also used in the replacement of original motion control system components. Industrial Segment products are marketed primarily through field sales employees and approximately 8,400 independent distributors.

Aerospace Segment. Principal products of the Company’s Aerospace Segment are hydraulic, fuel and pneumatic systems and components used on commercial and military airframe and engine programs. The Aerospace Group also manufactures a broad range of connectors, hoses and fittings, tube fittings and quick disconnects which control, transmit and contain fluid for aircraft applications.

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

The Climate & Industrial Controls Segment manufactures components and systems for use in industrial, residential, commercial, mobile air conditioning and refrigeration systems and other applications, including pressure regulators, solenoid valves, expansion valves, filter-dryers, heat exchangers, gerotors and hose assemblies. Climate & Industrial Controls Segment products are marketed primarily through field sales employees and independent distributors and wholesalers.

Competition. All aspects of the Company’s business are highly competitive. No single manufacturer competes with respect to all products manufactured and sold by the Company and the degree of competition varies with different products. In the Industrial Segment, the Company competes on the basis of product quality and innovation, customer service, manufacturing and distribution capability, and price competitiveness. The Company believes that, in most of the major markets for its Industrial Segment products, it is one of the principal suppliers of motion control systems and components.

In the Aerospace Segment, the Company has developed alliances with key customers based on the Company’s advanced technological and engineering capabilities, superior performance in quality, delivery, and service, and price competitiveness, which has enabled the Company to obtain significant original equipment business on new aircraft programs for its systems and components and, thereby, to obtain the follow-on repair and replacement business for these programs. The Company believes that it is one of the primary suppliers in the aerospace market.

In the Climate & Industrial Controls Segment, the Company competes on the basis of product quality and innovation, customer service, manufacturing and distribution capability, and competitive price. The Company believes that it is one of the principal suppliers in the climate and industrial controls market.

Research and Product Development

The Company continually researches the feasibility of new products and services through its development laboratories and testing facilities in many of its worldwide manufacturing locations. Its research and product development staff includes chemists, mechanical, electronic and electrical engineers and physicists.

Research and development costs relating to the development of new products and services and the improvement of existing products and services amounted to $203,702,371 in fiscal year 2006, $164,228,546 in fiscal year 2005 and $141,987,688 in fiscal year 2004. These amounts include costs incurred by the Company related to independent research and development initiatives as well as costs incurred in connection with research and development contracts. Costs incurred in connection with research and development contracts for each of the respective fiscal years 2006, 2005 and 2004 were $37,531,597, $34,756,921 and $48,013,075. These costs are included in the total research and development cost for each of the respective years.

Patents, Trademarks, Licenses

The Company owns a number of patents, trademarks and licenses related to its products and has exclusive and non-exclusive rights to use a number of patents owned by others. In addition, patent applications on certain products are now pending, although there can be no assurance that patents will be issued. The Company is not dependent to any material extent on any single patent or group of patents.

Backlog and Seasonal Nature of Business

The Company’s backlog at June 30, 2006 was approximately $2,695,876,258 and at June 30, 2005 was approximately $2,304,163,095. Approximately 89% of the Company’s backlog at June 30, 2006 is scheduled for delivery in the succeeding twelve months. The Company’s business generally is not seasonal in nature.

Environmental Regulation

The Company is subject to U.S. federal, state, local and foreign laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. Among other environmental laws, the Company is subject to the U.S. federal “Superfund” law, under which the Company has been designated as a “potentially responsible party” and may be liable for cleanup costs associated with various waste sites, some of which are on the U.S. Environmental Protection Agency’s Superfund priority list.

As of June 30, 2006, the Company is involved in environmental remediation at 34 manufacturing facilities presently or formerly operated by the Company and has been named as a “potentially responsible party,” along with other companies, at two off-site waste disposal facilities and three regional sites.

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

As of June 30, 2006, the Company has a reserve of $18,374,260 for environmental matters which are probable and reasonably estimable. This reserve is recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

The Company’s estimated total liability for the above mentioned sites ranges from a minimum of $18,374,260 to a maximum of $71,872,189. The largest range for any one site is approximately $8,304,328. The actual costs to be incurred by the Company will be dependent on final delineation of contamination, final determination of remedial action required, negotiations with federal and state agencies with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technology, effectiveness of remedial technologies employed, the ultimate ability to pay of the other responsible parties, and any insurance or third-party recoveries.

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

Employees

The Company employed 57,073 persons as of June 30, 2006, of whom approximately 27,525 were employed by foreign subsidiaries.

Business Segment Information

The Company’s net sales, segment operating income and identifiable assets by business segment and net sales and long-lived assets by geographic area for the past three fiscal years, as set forth on pages 13-16 to 13-17 of Exhibit 13 to this Annual Report on Form 10-K, are incorporated into this section by reference.

Acquisitions and Divestitures

During fiscal year 2006, the Company completed a number of acquisitions and divestitures. The description of these transactions, as set forth on pages 13-23 to 13-24 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference.

ITEM 1A. Risk Factors.

The Company’s business, financial condition, results of operations and cash flows are subject to various risks factors, including, but not limited to those set forth below, any one of which could cause actual results to vary materially from recent results or from anticipated future results. These risk factors should be considered together with information included elsewhere in this Annual Report on Form 10-K. The risk factors described below are those that the Company believes are currently the most significant. Additional risk factors not currently known to the Company or that the Company believes are immaterial also may impair the Company’s business, financial condition, results of operations and cash flows.

The Company is subject to risks relating to its foreign operations.

In fiscal year 2006, approximately 37% of the Company’s net sales were derived from customers outside the United States. In addition, many of the Company’s manufacturing operations and suppliers are located outside the United States. The Company expects net sales from foreign markets to continue to represent a significant portion of its total net sales. The Company’s foreign operations are subject to risk in addition to those risks of its domestic operations, including:

•	fluctuations in currency exchange rates;

•	limitations on ownership and on repatriation of earnings;

•	transportation delays and interruptions;

•	political, social and economic instability and disruptions;

•	government embargoes or foreign trade restrictions;

•	the imposition of duties and tariffs and other trade barriers;

•	import and export controls;

•	labor unrest and current and changing regulatory environments;

•	the potential for nationalization of enterprises;

•	difficulties in staffing and managing multi-national operations;

•	limitations on its ability to enforce legal rights and remedies; and

•	potentially adverse tax consequences.

If the Company is unable to manage successfully the risks associated with expanding its global business or adequately manage operational fluctuations internationally, the risks could have a material adverse effect on the Company’s business, results of operations or financial condition.

Demand for and supply of the Company’s products may be adversely affected by numerous factors, some of which the Company cannot predict or control, which could adversely affect its results of operations.

Numerous factors may affect the demand for and supply of the Company’s products, including:

•	changes in the market acceptance of its products;

•	increased competition in the markets it serves;

•	changes in economic conditions in individual markets;

•	declines in the general level of industrial production; or

•	declines in the availability or increases in the prices of raw materials.

If any of these factors occur, the demand for and supply of the Company’s products could suffer, which would adversely affect its results of operations.

The Company operates in a highly competitive environment.

The Company’s domestic and foreign operations are subject to significant competitive pressures. To compete successfully, the Company’s Industrial Segment and Climate and Industrial Controls Segment must excel in terms of product quality and innovation, customer service, manufacturing and distribution capability and price competitiveness and its Aerospace Segment must excel on the basis of technological and engineering capability, quality, delivery and service, and price competitiveness. The financial resources and performance of certain of the Company’s competitors may put the Company at a competitive disadvantage, which would adversely affect its results of operations.

The Company’s future growth is partly dependent on the development of new products and technologies and preservation of its intellectual property.

The markets the Company operates in are characterized by rapidly changing technologies and frequent introductions of new products and services. The Company’s ability to develop new products based on technological innovation can affect its competitive position and often requires the investment of significant resources. Difficulties or delays in research, development or production of new products and services or failure to gain market acceptance of new products and technologies may significantly reduce future revenues and materially adversely affect the Company’s competitive position.

Protecting the Company’s intellectual property is critical to its innovation efforts. The Company owns a number of patents, trademarks and licenses related to its products and has exclusive and non-exclusive rights under patents owned by others. The Company’s intellectual property may be challenged or infringed upon by third parties or the Company may be unable to maintain, renew or enter into new license agreements with third party owners of intellectual property on reasonable terms. Unauthorized use of the Company’s intellectual property rights or inability to preserve existing intellectual property rights could materially adversely impact the Company’s competitive position and results of operations.

The raw materials used in the Company’s production processes and by its suppliers of component parts are subject to price and supply fluctuations that could increase the Company’s costs of products and adversely affect the Company’s results of operations.

The Company’s supply of raw materials for its businesses could be interrupted for a variety of reasons, including availability and pricing. Prices for raw materials necessary for production have fluctuated significantly in the past and significant increases could adversely affect the Company’s results of operations and profit margins. While the Company generally attempts to pass along increased raw material prices to its customers in the form of price increases, there may be a time delay between the increased raw material prices and the Company’s ability to increase the price of its products, or it may be unable to increase the prices of its products due to pricing pressure or other factors.

The Company’s suppliers of component parts may significantly and quickly increase their prices in response to increases in costs of raw materials that they use to manufacture their component parts. In those circumstances, the Company may not be able to increase its prices commensurately with its increased costs. Consequently, its results of operations and financial condition may be materially adversely affected.

The Company may face limitations on its ability to complete acquisitions or successfully integrate acquired businesses.

The Company expects to continue its strategy of identifying and acquiring businesses with complementary products and services that it believes will enhance its operations and profitability. However, there can be no assurance that the Company will be able to continue to find suitable businesses to purchase or that it will be able to acquire such businesses on acceptable terms.

In addition, no guarantee can be given that the Company will be able to integrate successfully any business that it purchases into its existing business or that any acquired businesses will be profitable. The successful integration of new businesses depends on the Company’s ability to manage these new businesses and cut excess costs. If the Company is unable to complete the integration of new businesses in a timely manner, its results of operations and financial condition could be materially adversely affected.

Potential product liability risks exist from the products that the Company sells.

The Company’s businesses expose it to potential product liability risks that are inherent in the design, manufacture and sale of its products and the products of third-party vendors that it uses or resells. The Company currently maintains what it believes to be suitable and adequate product liability insurance. There can be no assurance, however, that the Company will be able to maintain its product liability insurance on acceptable terms or that its product liability insurance will provide adequate protection against potential liabilities. In the event of a claim against it, a lack of sufficient insurance coverage could have a material adverse effect on the Company’s financial condition, liquidity and results of operations. Moreover, even if it maintains adequate insurance, any successful claim could have a material adverse effect on the Company’s financial condition, liquidity and results of operations and on the ability to obtain suitable or adequate insurance.

The Company may be adversely affected by the impact of environmental and safety regulations to which it is subject.

The Company’s operations necessitate the use and handling of hazardous materials and, as a result, it is subject to various U.S. federal, state, local and foreign laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. These laws impose penalties, fines and other sanctions for non-compliance and liability for response costs, property damage and personal injury resulting from past and current spills, disposals or other releases of, or the exposure to, hazardous materials. Among other environmental laws, the Company is subject to the U.S. federal “Superfund” law, under which it has been designated as a “potentially responsible party” and may be liable for clean-up costs associated with various waste sites, some of which are on the U.S. Environmental Protection Agency’s Superfund priority list. The Company could incur substantial costs as a result of non-compliance with or liability for cleanup or other costs or damages under environmental laws, including the Superfund law.

The Company may be subject to more stringent environmental laws in the future. If more stringent environmental laws are enacted in the future, these laws could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company does business with the U.S government and as such is subject to increased government regulations.

In addition to normal business risks, doing business with the U.S. government subjects the Company to increased risks, including dependence on the level of government spending and compliance with and changes in governmental procurement regulations. Agreements relating to the sale of products to government entities may be subject to termination, reduction or modification, either at the convenience of the government or for the Company’s failure to perform under the applicable contract. The Company is subject to government investigations of business practices and compliance with government procurement regulations. If the Company were charged with wrongdoing as a result of any such investigation, it could be suspended from bidding on or receiving awards of new government contracts, which could have a material adverse effect on the Company’s results of operations.

Changes in the Company’s tax rates or exposure to additional income tax liabilities could affect profitability.

The Company is subject to income taxes in the United States and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. The Company’s effective tax rate could be adversely affected by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or tax laws. The amount of income taxes paid is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company’s tax liabilities.

Increasing costs of certain employee and retiree benefits could adversely affect the Company’s results of operations.

The amount of expenses recorded for the Company’s defined benefit pension plans is dependent on changes in market interest rates and the value of plan assets, which are dependent on actual plan asset returns. Significant changes in market interest rates and decreases in the fair value of plan assets and investment losses on plan assets may adversely affect the Company’s future results of operations.

ITEM 1B. Unresolved Staff Comments. None.

ITEM 1C. Executive Officers of the Company.

The Company’s Executive Officers are as follows:

Name	Position	Officer Since(1)	Age
Donald E. Washkewicz	Chairman of the Board and Chief Executive Officer	1997	56

Nickolas W. Vande Steeg	President and Chief Operating Officer	1995	63

John D. Myslenski	Executive Vice President – Sales, Marketing and Operations Support	1997	55

Timothy K. Pistell	Executive Vice President – Finance and Administration and Chief Financial Officer	1993	59

Lee C. Banks	Vice President and President, Hydraulics Group	2001	43

Robert P. Barker	Vice President and President, Aerospace Group	2003	56

Robert W. Bond	Vice President and President, Fluid Connectors Group	2000	48

John G. Dedinsky, Jr.	Vice President – Global Supply Chain and Procurement	2006	49

Dana A. Dennis	Vice President and Controller	1999	58

Heinz Droxner	Vice President and President, Seal Group	2002	61

William G. Eline	Vice President – Chief Information Officer	2002	50

Thomas F. Healy	Vice President and President, Climate & Industrial Controls Group	2006	46

Pamela J. Huggins	Vice President and Treasurer	2003	52

Marwan M. Kashkoush	Corporate Vice President – Worldwide Sales and Marketing	2000	52

A. Ricardo Machado	Vice President and President, Latin America Group	2006	58

M. Craig Maxwell	Vice President – Technology and Innovation	2003	48

John K. Oelslager	Vice President and President, Filtration Group	1997	63

Thomas A. Piraino, Jr.	Vice President, General Counsel and Secretary	1998	57

Daniel S. Serbin	Vice President – Human Resources	2005	52

Roger S. Sherrard	Vice President and President, Automation Group	2003	40

Joseph J. Vicic	Vice President and President, Asia Pacific Group	2006	61

Thomas L. Williams	Vice President and President, Instrumentation Group	2005	47

(1)	Officers of the Company serve for a term of office from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Dennis, Oelslager and Piraino have served in the executive capacities indicated above opposite their respective names during each of the past five years.

Mr. Washkewicz has served as a Director of the Company since 2000. Mr. Washkewicz has been Chairman of the Board of Directors of the Company since October 2004 and Chief Executive Officer of the Company since July 2001. He was previously the President of the Company from February 2000 to October 2004.

Mr. Vande Steeg has been President since October 2004, a member of the Board of Directors since August 2004 and Chief Operating Officer since October 2003. He was Executive Vice President from October 2003 to October 2004, Senior Vice President from August 2002 to October 2003,

Operating Officer from January 2002 to October 2003, Corporate Vice President from January 2002 to August 2002, Vice President from September 1995 to January 2002 and President of the Seal Group from 1987 to January 2002.

Mr. Myslenski has been Executive Vice President – Sales, Marketing and Operations Support since August 2003. He was Senior Vice President from August 2002 to October 2003, Operating Officer from October 2001 to October 2003 and Corporate Vice President from July 2001 to August 2002.

Mr. Pistell has been Executive Vice President – Finance and Administration since April 2005 and has been Chief Financial Officer since April 2003. He was Vice President – Finance and Administration from April 2003 to April 2005, a Vice President from October 2001 to April 2003 and Treasurer from July 1993 to April 2003.

Mr. Banks has been a Vice President since October 2001 and President of the Hydraulics Group since October 2003. He was President of the Instrumentation Group from July 2001 to November 2003, Vice President – Operations of the Climate & Industrial Controls Group from January 2001 to July 2001 and General Manager of the Skinner Valve Division from August 1997 to January 2001.

Mr. Barker has been a Vice President since April 2003 and President of the Aerospace Group since March 2003. He was Vice President-Operations of the Aerospace Group from April 1996 to March 2003.

Mr. Bond has been a Vice President since July 2000 and President of the Fluid Connectors Group since March 2005. He was President of the Automation Group from April 2000 to February 2005.

Mr. Dedinsky was elected as Vice President – Global Supply Chain and Procurement in January 2006. He was Vice President – Global Sourcing and Procurement from July 2004 to January 2006 and Vice President – Procurement from August 2000 to July 2004.

Mr. Droxner has been a Vice President and President of the Seal Group since January 2002. He was President of the Seal Group Europe from July 1999 to January 2002.

Mr. Eline has been Vice President – Chief Information Officer since August 2002. He was Vice President – Information Technology International from July 2000 to August 2002.

Mr. Healy was elected as a Vice President in April 2006 and named President of the Climate & Industrial Controls Group effective in July 2006. He was a Climate & Industrial Controls Group Vice President and General Manager of Mobile Climate Systems Division from September 2004 to April 2006 and General Manager of Nichols Portland Division from July 2000 to September 2004.

Ms. Huggins has been a Vice President and Treasurer since April 2003. She was Vice President and Controller of the Filtration Group from June 1999 to April 2003.

Mr. Kashkoush has been Corporate Vice President – Worldwide Sales and Marketing since October 2003. He was Vice President from July 2000 to October 2003 and President of the Hydraulics Group from February 2000 to October 2003.

Mr. Machado was elected as a Vice President in January 2006 and has been President of the Latin America Group effective March 1, 2000.

Mr. Maxwell has been Vice President – Technology and Innovation since July 2003. He was Vice President – Engineering and Innovation from January 2003 to July 2003, Business Unit Manager of the Fluid Control Division from July 2002 to January 2003 and Engineering Manager of the Racor Division from July 1998 to July 2002.

Mr. Serbin has been Vice President – Human Resources since May 2005. He was Vice President – Human Resources of the Fluid Connectors Group from October 2003 to April 2005 and Vice President – Human Resources of the Hydraulics Group and the Automation Group from July 2000 to October 2003.

Mr. Sherrard has been a Vice President since November 2003 and President of the Automation Group since March 2005. He was the President of the Instrumentation Group from November 2003 to February 2005 and General Manager of the Automation Actuator Division from May 2000 to November 2003.

Mr. Vicic was elected as a Vice President in January 2006 and has been President of the Asia Pacific Group since April 1994.

Mr. Williams has been a Vice President and President of the Instrumentation Group since March 2005. He was Vice President – Operations of the Hydraulics Group from November 2003 to February 2005; General Manager, Global Services of GE Transportation Systems (producer of rail locomotive) from October 2002 to November 2003 and General Manager, Global Sourcing and Components of GE Lighting (light bulbs and lighting systems) from November 1999 to October 2002.

ITEM 2. Properties. The following table sets forth the principal plants and other materially important physical properties of the Company and its subsidiaries. Leased properties are indicated with an asterisk. A “(1)” indicates that the property is occupied by the Company’s Industrial Segment, a “(2)” indicates that the property is occupied by the Company’s Aerospace Segment and a “(3)” indicates that the property is occupied by the Company’s Climate & Industrial Controls Segment.

UNITED STATES

State	City
Alabama	Boaz(1)
Huntsville(1)
Jacksonville(1)
Arizona	Glendale(2)
Tolleson(2)
Tucson(1)
Arkansas	Benton(1)
Trumann(3)
California	Camarillo(2)
Irvine(1)(2)
Modesto(1)
Oxnard(1)
Richmond(1)
Rohnert Park(1)
San Diego(1)
Sante Fe Springs*(1)
Connecticut	New Britain(3)
North Haven(1)
Florida	Jacksonville(2)
Longwood(3)
Miami*(1)(3)
Sarasota(1)
Vero Beach*(1)
Georgia	Dublin(2)
Illinois	Bensenville(1)
Broadview(3)
Des Plaines(1)
Elgin(1)
Lincolnshire(1)
Rockford(1)
Woodridge*(1)
Indiana	Albion(1)
Ashley(1)
Goshen(1)
Indianapolis*(1)
Ligonier(1)
New Haven(3)
Syracuse(1)
Tell City(1)
Iowa	Davenport*(1)
Red Oak(1)
Kansas	Manhattan(1)

State	City
Kentucky	Lexington(1)
Maine	Kittery(1)
Portland(3)
Maryland	Baltimore*(1)
Massachusetts	Devens(2)
Haverhill*(1)
Woburn(1)
Michigan	Kalamazoo(2)
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
Clyde(2)
Fairport*(1)
Lyons(3)
Marion(1)
Port Washington*(1)

State	City
Smithtown(2)
North Carolina	Charlotte(1)
Forest City(1)
Kings Mountain(1)
Wilson(1)
Ohio	Akron(1)
Avon(2)
Brookville(1)
Columbus(1)
Eastlake(1)
Eaton(1)
Elyria(1)(2)
Fremont*(1)
Hicksville(1)
Kent(1)
Lewisburg(1)
Marysville(1)
Mayfield Heights(1)(2)(3)
Mentor(2)
Metamora(1)
Milford*(1)
Ravenna(1)
St. Marys(1)
Strongsville*(1)
Vandalia(1)
Wadsworth(1)
Wickliffe(1)
Youngstown(1)
Oregon	Eugene(1)
Pennsylvania	Canton(1)
Harrison City(1)
South Carolina	Beaufort(1)
Bishopville (1)
Moncks Corner(2)
Spartanburg(1)
Tennessee	Collierville*(3)
Greeneville(1)
Greenfield(3)
Lebanon(1)
Livingston(1)
Texas	Dallas*(3)
Ft. Worth(2)
Houston*(1)
Mansfield(2)

State	City
Nacogdoches(1)
Utah	Ogden(2)
Salt Lake City(1)
Virginia	Iron Gate*(1)
Lynchburg(1)
Roanoke*(1)
Washington	Seattle*(2)
Wisconsin	Chetek(1)
Grantsburg(1)
Manitowoc(1)
Mauston(3)
Waukesha(1)

FOREIGN COUNTRIES
Country	City
Argentina	Buenos Aires(1)(3)
Australia	Castle Hill(1)(3)
Elizabeth West (1)
Wodonga(1)
Austria	Wiener Neustadt(1)
Belgium	Boom*(1)
Brussels*(1)
Brazil	Cachoerinha(1)
Jacarei(1)(2)(3)
São Paulo(1)(3)
Sao Jose dos Campos(1)
Canada	Blainville(1)
Brampton*(1)
Grimsby(1)(3)
Milton(1)
Mississauga*(1)
Orillia(1)
Owen Sound(1)
Chile	Santiago*(1)
Czech Republic	Chomutov(1)(3)
Prague*(1)(3)
Sadská(1)
Denmark	Ballerup(1)(3)
Espergarde(1)
Egypt	Cairo*(1)
England	Barnstaple(1)
Birtley(1)

Country	City
Bolden*(1)
Brampton*(3)
Burgess Hill*(1)
Buxton(1)
Cannock(1)
Cornwall*(1)
Cradley Heath(1)
Derby*(1)
Dewsbury(1)
Grantham(1)
Halesowen(1)
Hemel Hempstead(1)(3)
Littlehampton*(1)
Marlow*(1)
Ossett(1)
Rotherham(1)
Sheffield(1)
Stanley*(1)
Tamworth*(1)
Team Valley(1)
Warwick(1)
Watford*(1)
Finland	Hyrynsalmi*(1)
Oulu*(1)
Tampere(1)
Urjala(1)
Vantaa(1)
France	Annemasse(1)
Aubagne*(1)
Contamine(1)(3)
Dijon(1)
Evreux(1)
Paris*(1)
Vierzon(1)
Wissembourg(1)
Germany	Bad Schonborn*(1)
Bielefeld(1)
Bietigheim-Bissingen(1)
Chemnitz(1)
Cologne(1)
Erfurt(1)
Essen(1)
Geringswalde(1)
Heppenheim*(1)

Country	City
Hochmössingen(1)
Kaarst(1)(3)
Lampertheim(1)
Mücke(1)
Offenburg*(1)
Pleidelsheim(1)
Scholß-Holte(1)
Stuhr-Seckenhausen(1)
Weiherdamm*(1)
Wiesbaden(2)
Greece	Athens*(1)
Hungary	Budapest*(1)
India	Hyderabad(1)
Mumbai(1)(3)
Ireland	Dublin*(1)
Italy	Adro(1)
Arsago Seprio(1)
Bologna*(1)
Corsico(1)(3)
Gessate(3)
Milan(1)
Ortona*(1)
Padova*(1)
Siziano*(1)
Veniano*(1)
Japan	Tokyo*(1)(3)
Yokohama(1)(2)
Malaysia	Kuala Lumpur*(2)
Mexico	Guaymas*(2)
Matamoros(1)
Montemorelos(3)
Monterrey(1)(3)
Tijuana(1)
Toluca(1)
Namibia	Windhoek*(1)
Netherlands	Amelo*(1)
Arnhem(1)
Etten-Leur*(1)
Hendrik-Ido-Ambacht(1)
Hoogezand(1)
Oldenzaal(1)(3)
New Zealand	Mt. Wellington(1)
Norway	Langhus(1)
Peoples Republic of China	Dong Guan(1)

Country	City
Hong Kong*(1)(3)
Shanghai(1)(3)
Shenzhan*(1)
Tianjin(1)
Wuxi*(3)
Poland	Katowice*(1)
Swiebodzice*(3)
Warsaw(1)(3)
Wroclaw(1)
Portugal	Porto*(1)
Singapore	Singapore(1)(2)(3)
Slovenia	Novo Mesto*(1)
South Africa	Kempton Park(1)(3)
South Korea	Chonan(3)
Hwaseong(1)
Seoul*(1)
Siheung(1)
Yangsan(1)
Spain	Barcelona*(1)
Madrid(1)(3)
Sweden	Borås(1)
Falköping(1)
Spånga(1)
Trollhätten(1)
Ulricehamn(1)
Switzerland	Geneva(3)
Taiwan	Taipei*(1)(3)
Thailand	Bangkok*(1)(3)
Turkey	Istanbul*(1)
Kocaeli(3)
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

ITEM 3. Legal Proceedings. None.

ITEM 4. Submission of Matters to a Vote of Security Holders. None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market for the Registrant’s Common Equity. As of July 31, 2006, the number of shareholders of record of the Company was 4,456 and the number of beneficial owners was approximately 58,000. Information regarding stock price and dividend information with respect to the Company’s common stock, as set forth on page 13-42 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference.

(b)	Use of Proceeds. Not Applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 through April 30, 2006	38,900	$81.3389	38,900	9,875,300
May 1, 2006 through May 31, 2006	92,400	$82.3746	92,400	9,782,900
June 1, 2006 through June 30, 2006	112,800	$75.5814	112,800	9,670,100
Total:	244,100	$79.0704	244,100	9,670,100

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase of up to 3.0 million shares of its common stock. Such amount was subsequently adjusted to 6.75 million shares as a result of stock splits in June 1995 and September 1997. On July 14, 1998, the Company publicly announced that its Board of Directors authorized the repurchase of an additional 4.0 million shares of its common stock. On January 30, 2006, the Company publicly announced that its Board of Directors increased the authorization to repurchase up to 10.0 million shares of its common stock, including shares yet to be repurchased under prior authorizations. There is no expiration date for the Company’s repurchase program.

ITEM 6. Selected Financial Data. The information set forth on page 13-46 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The information set forth on pages 13-2 to 13-14 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk. The Company enters into forward exchange contracts and costless collar contracts to reduce its exposure to fluctuations in foreign currencies. In addition, in the ordinary course of business, the Company’s foreign locations enter into various financial guarantees through financial institutions which enable customers to be reimbursed in the event of non-performance by the Company. The total carrying and fair value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations.

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt, thereby limiting its exposure to changes in near-term interest rates. A 100 basis point increase in near-term interest rates would increase annual interest expense on variable rate debt by approximately $260,913.

For further discussion, see the discussion of Significant Accounting Policies Footnote on page 13-22 of Exhibit 13 to this Annual Report on Form 10-K and incorporated into this section by reference.

ITEM 8. Financial Statements and Supplementary Data. The information set forth on pages 13-15 to 13-42 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. Not applicable.

ITEM 9A. Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of fiscal year 2006. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of fiscal year 2006, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting set forth on page 13-43 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference. The Report of Independent Registered Public Accounting Firm set forth on pages 13-44 and 13-45 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information. None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant. Information required with respect to the Directors of the Company is set forth under the caption “Election of Directors” in the definitive Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders to be held October 25, 2006 (the “2006 Proxy Statement”) and is incorporated herein by reference. Information with respect to the executive officers of the Company is included in Part I hereof under the caption “Executive Officers of the Company”. The information set forth under the captions “Audit Committee Financial Experts” and “Report of the Audit Committee” in the 2006 Proxy Statement is incorporated herein by reference.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement is incorporated herein by reference.

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

ITEM 11. Executive Compensation. The information set forth under the captions “Compensation of Directors” and “Human Resources and Compensation Committee Report on Executive Compensation” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information set forth under the captions “‘Change in Control’ Severance Agreements with Officers” and “Principal Shareholders of the Corporation” in the 2006 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of June 30, 2006, unless otherwise indicated:

Plan Category	Column (a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Column (b) Weighted-average exercise price of outstanding options, warrants and rights(1)	Column (c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,610,818	(2)	$50.29	8,028,227	(3)
Equity compensation plans not approved by security holders(4)	67,288		$47.44	0
Total	8,678,106		$50.27	8,028,227

(1)	In connection with the merger of Commercial Intertech Corp. with and into the Company in April 2000, the Company assumed the administration of the outstanding options under the Commercial Intertech stock option plans until such options are exercised or expire. No new options will be granted under the Commercial Intertech stock option plans. The stock options assumed pursuant to the merger are not included in the table. The number of the Company’s common shares to be issued upon the exercise of these outstanding options is 13,372. The weighted-average exercise price of those outstanding options is $36.61.
(2)	Includes 771,812 shares, which represents the actual payout of restricted stock under the 2004-05-06 Long-Term Incentive Plan (“LTIP”) (which payout was made after June 30, 2006) and the maximum future payouts of restricted stock that may be issued under the Company’s 2005-06-07 and 2006-07-08 LTIPs. Under the Company’s 2005-06-07 LTIP, payouts will be made at the discretion of the Human Resources and Compensation Committee in restricted stock or as a credit to the participant’s account under the Company’s Executive Deferral Plan (“EDP”) unless the participant has made a prior deferral election pursuant to the EDP. Under the Company’s 2006-07-08 LTIP, payouts will be made in restricted stock unless the participant has made a prior deferral election pursuant to the EDP. Payouts are determined by comparing the Company’s results during the performance period to the performance of a group of its peers during the same period for the following weighted performance measures: (a) compound annual revenue growth (20% weight); (b) compound annual growth in fully-diluted earnings per share (40% weight); and (c) average return on invested capital (40% weight). Also includes 59,215 phantom shares being held in an account pursuant to the Company’s Stock Option Deferral Plan (which Plan has not been approved by shareholders). The phantom shares resulted from exercises of stock options granted under the Company’s 1990 Employees Stock Option Plan, which was approved by the shareholders. No further deferral elections may be made under the Company’s Stock Option Deferral Plan.

(3)	The total number of securities available for issuance under the Company’s 2003 Stock Incentive Plan is equal to the sum of (i) 9,000,000; plus (ii) the amount of any shares that are not delivered to an employee by reason of (A) the expiration, termination, cancellation or forfeiture of an award under the Company’s 1993 Stock Incentive Program; and (B) the tendering or withholding of shares to satisfy all or a portion of the exercise price or tax withholding obligations relating to shares issued or distributed under an award under the 1993 Stock Incentive Program. The maximum number of shares that may be issued under the Company’s 2003 Stock Incentive Plan as restricted stock is limited to 5,000,000 shares. The maximum number of shares that may be issued under the Company’s 2004 Non-Employee Directors’ Stock Incentive Plan is 250,000. The maximum number of shares that may be issued under the Company’s Non-Employee Directors’ Stock Plan, as amended and restated, is 230,000, all of which are granted as common stock, subject to such conditions or restrictions as the Human Resources and Compensation Committee may determine.
(4)	The Company’s 1996 Non-Employee Directors Stock Option Plan provides for the issuance of up to 375,000 shares of the Company’s common stock pursuant to stock options granted to the Company’s Directors who are not current or retired employees of the Company. Each option was granted at an exercise price equal to 100% of the fair market value of the Company’s common stock on the date the options were granted. Grants have a ten-year term and vest 50% following one year of continued service and the remaining 50% following the second year of continued service from the date granted. No further options will be granted under the 1996 Non-Employee Directors Stock Option Plan.

ITEM 13. Certain Relationships and Related Transactions. The information set forth under the caption “Certain Relationships and Related Transactions” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services. The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2006 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

a.	The following are filed as part of this report:

1.	Financial Statements and Schedule

The financial statements and schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed or incorporated by reference as part of this Annual Report on Form 10-K.

2.	Exhibits

The exhibits listed in the accompanying Exhibit Index and required by Item 601 of Regulation S-K (numbered in accordance with Item 601 of Regulation S-K) are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKER-HANNIFIN CORPORATION

By:	/s/ Timothy K. Pistell
Timothy K. Pistell
Executive Vice President - Finance and
Administration and Chief Financial Officer

September 6, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title

DONALD E. WASHKEWICZ, Chairman of the Board of Directors and Chief Executive Officer; DANA A. DENNIS, Principal Accounting Officer; DUANE E. COLLINS, Director; WILLIAM E. KASSLING, Director; ROBERT J. KOHLHEPP, Director; PETER W. LIKINS, Director; GIULIO MAZZALUPI, Director; KLAUS-PETER MÜLLER, Director; CANDY M. OBOURN, Director; JOSEPH M. SCAMINACE, Director; WOLFGANG R. SCHMITT, Director; MARKOS I. TAMBAKERAS, Director and NICKOLAS W. VANDE STEEG, Director.

Date: September 6, 2006

/s/ Timothy K. Pistell
Timothy K. Pistell, Executive Vice President – Finance and
Administration, Principal Financial Officer and
Attorney-in-Fact

PARKER-HANNIFIN CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Reference
	Form 10-K Annual Report (Page)	Excerpt from Exhibit 13 (Page)
Data incorporated by reference from Exhibit 13:

Management’s Report on Internal Control over Financial Reporting	—	13-43

Report of Independent Registered Public Accounting Firm	—	13-44 to 13-45

Consolidated Statement of Income for the years ended June 30, 2006, 2005 and 2004	—	13-15

Consolidated Statement of Comprehensive Income for the years ended June 30, 2006, 2005 and 2004	—	13-15

Consolidated Balance Sheet at June 30, 2006 and 2005	—	13-18

Consolidated Statement of Cash Flows for the years ended June 30, 2006, 2005 and 2004	—	13-19

Notes to Consolidated Financial Statements	—	13-20 to 13-42

Schedule:

II - Valuation and Qualifying Accounts	F-2	—

Individual financial statements and related applicable schedules for the Registrant (separately) have been omitted because the Registrant is primarily an operating company and its subsidiaries are considered to be wholly-owned.

F-1

PARKER-HANNIFIN CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2004, 2005 and 2006

(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning Of Period	Additions Charged to Costs and Expenses	Other (Deductions)/ Additions (A)	Balance At End Of Period
Allowance for doubtful accounts:
Year ended June 30, 2004	$13,404	$4,230	$(4,842)	$12,792
Year ended June 30, 2005	$12,792	$5,322	$(4,954)	$13,160
Year ended June 30, 2006	$13,160	$4,362	$(5,190)	$12,332

Deferred tax asset valuation allowance:
Year ended June 30, 2004	$46,306	$17,400	$(10,976)	$52,730
Year ended June 30, 2005	$52,730	$5,017	$(25,509)	$32,238
Year ended June 30, 2006	$32,238	$2,951	$(27,798)	$7,391

(A)	For allowance for doubtful accounts, net balance of deductions due to uncollectible accounts charged off and additions due to acquisitions or recoveries. For defered tax asset valuation allowance, primarily represents reversal of valuation allowance due to changes in the uncertainty of realizing operating loss and capital loss carryforwards.

F-2

Exhibit Index

Exhibit No.	Description of Exhibit

(3)	Articles of Incorporation and By-Laws:

(3)(i)	Amended Articles of Incorporation (A).

(3)(ii)	Code of Regulations, as amended (B).

(4)	Instruments Defining Rights of Security Holders:

Shareholder Protection Rights Agreement, dated January 31, 1997, between the Registrant and KeyBank National Association (“KeyBank”) (C), as amended by the First Addendum to Shareholder Protection Rights Agreement, dated April 21, 1997, between the Registrant and Wachovia Bank of North Carolina N.A. (“Wachovia”), as successor to KeyBank (D), and the Second Addendum to Shareholder Protection Rights Agreement, dated June 15, 1999, between the Registrant and National City Bank, as successor to Wachovia (D).

The Registrant is a party to other instruments, copies of which will be furnished to the Commission upon request, defining the rights of holders of its long-term debt identified in Note 9 of the Notes to Consolidated Financial Statements on page 13-30 of Exhibit 13 hereto, which Note is incorporated herein by reference.

(10)	Material Contracts:

(10)(a)	Form of Change in Control Severance Agreement entered into by the Registrant and executive officers, as amended and restated (E).*

(10)(b)	Parker-Hannifin Corporation Change in Control Severance Plan, as amended (F).*

(10)(c)	Form of Indemnification Agreement entered into by the Registrant and its directors and executive officers (G).

(10)(d)	Exchange Agreement entered into as of May 11, 1999 between the Registrant and Duane E. Collins including an Executive Estate Protection Plan comprised of the Executive Estate Protection Agreement entered into by the Registrant, Duane E. Collins and The Duane E. Collins Irrevocable Trust dated 5/10/99 (the “Trust”), the Collateral Assignment between the Registrant and the Trust and the “as sold” illustration of an Executive Estate Protection Plan Insurance Policy (H).*

(10)(e)	Cancellation Agreement dated December 29, 2003 between the Registrant, Duane E. Collins and the Trust (I).*

(10)(f)	Description of the Parker-Hannifin Corporation Officer Life Insurance Plan (J).*

(10)(g)	Parker-Hannifin Corporation Supplemental Executive Retirement Benefits Program (Restatement) (K).*

(10)(h)	Parker-Hannifin Corporation 1993 Stock Incentive Program, as amended (L).*

(10)(i)	Parker-Hannifin Corporation 2003 Stock Incentive Plan, as amended and restated (M).*

(10)(j)	Parker-Hannifin Corporation Performance Bonus Plan (N).*

(10)(k)	Form of 2006 Grant Letter for Stock Options with Tandem Stock Appreciation Rights for Executive Officers (O).*

(10)(l)	Form of 2007 Grant Letter for Stock Options with Tandem Stock Appreciation Rights for Executive Officers (P).*

(10)(m)	Description of the Parker-Hannifin Corporation 2006 Target Incentive Bonus Plan (Q).*

(10)(n)	Form of 2006 Target Incentive Bonus Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan (R).*

(10)(o)	Form of 2007 Target Incentive Bonus Award Letter (S).*

(10)(p)	Form of 2007 Target Incentive Bonus Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan (T).*

(10)(q)	Description of the Parker-Hannifin Corporation 2004-05-06 Long Term Incentive Plan (U).*

(10)(r)	Description of the Parker-Hannifin Corporation 2005-06-07 Long Term Incentive Plan (V).*

(10)(s)	Form of 2006-07-08 Long Term Incentive Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan (W).*

(10)(t)	Form of 2007-08-09 Long Term Incentive Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan (X).*

(10)(u)	Form of 2006 RONA Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan (Y).*

(10)(v)	Form of 2007 RONA Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan (Z).*

(10)(w)	Parker-Hannifin Corporation Savings Restoration Plan, as restated (AA).*

(10)(x)	Amendment to the Parker-Hannifin Corporation Savings Restoration Plan, as restated (BB).*

(10)(y)	Parker-Hannifin Corporation Pension Restoration Plan, as amended and restated (CC).*

(10)(z)	Parker-Hannifin Corporation Executive Deferral Plan, as restated (DD).*

(10)(aa)	Amendment to the Parker-Hannifin Corporation Executive Deferral Plan, as restated (EE).*

(10)(bb)	Parker-Hannifin Corporation Volume Incentive Plan, as amended (FF).*

(10)(cc)	Parker-Hannifin Corporation Non-Employee Directors’ Stock Plan, as amended and restated (GG).*

(10)(dd)	Parker-Hannifin Corporation Non-Employee Directors Stock Option Plan (HH).*

(10)(ee)	Parker-Hannifin Corporation 2004 Non-Employee Directors’ Stock Incentive Plan (II).*

(10)(ff)	Form of 2006 Grant Letter for Stock Options for Non-Employee Directors (JJ).*

(10)(gg)	Form of 2007 Grant Letter for Restricted Stock for Non-Employee Directors (KK).*

(10)(hh)	Parker-Hannifin Corporation Deferred Compensation Plan for Directors, as amended and restated (LL).*

(10)(ii)	Amendment to the Parker-Hannifin Corporation Deferred Compensation Plan for Directors, as amended and restated (MM).*

(10)(jj)	Parker-Hannifin Corporation Stock Option Deferral Plan (NN).*

(10)(kk)	Summary of the Compensation of the Non-Employee Members of the Board of Directors (OO).*

(10)(ll)	Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 1, 2006 (PP).*

(10)(mm)	Description of Duane E. Collins’ Consulting/Director Compensation Arrangement (QQ).*

(10)(nn)	Notice of Issuance of Restricted Stock for Nickolas W. Vande Steeg dated October 29, 2004 (RR).*

(10)(oo)	Notice of Issuance of Restricted Stock for Nickolas W. Vande Steeg dated August 17, 2005 (SS).*

(11)	Computation of Common Shares Outstanding and Earnings Per Share is incorporated by reference to Note 5 of the Notes to Consolidated Financial Statements on page 13-27 of Exhibit 13 hereto.

(12)	Computation of Ratio of Earnings to Fixed Charges as of June 30, 2006.

(13)	Excerpts from Annual Report to Shareholders for the fiscal year ended June 30, 2006 which are incorporated herein by reference thereto.

(21)	List of subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31)(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

(31)(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*Management contracts or compensatory plans or arrangements.

(A)	Incorporated by reference to Exhibit 3 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-4982).

(B)	Incorporated by reference to Exhibit 3(b) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

(C)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed with the Commission on February 4, 1997 (Commission File No. 1-4982).

(D)	Incorporated by reference to Exhibit 4(a) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 1999 (Commission File No. 1-4982).

(E)	Incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission File No. 1-4982).

(F)	Incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

(G)	Incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission File No. 1-4982).

(H)	Incorporated by reference to Exhibit 10(d) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 1999 (Commission File No. 1-4982).

(I)	Incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2004 (Commission File No. 1-4982).

(J)	Incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 1-4982).

(K)	Incorporated by reference to Exhibit 10(k) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).

(L)	Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-4982).

(M)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 16, 2005 (Commission File No. 1-4982).

(N)	Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed with the Commission on September 26, 2005 (Commission File No. 1-4982).

(0)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed with the Commission on August 16, 2005 (Commission File No. 1-4982).

(P)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).

(Q)	Incorporated by reference to Exhibit 10(n) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 1-4982).

(R)	Incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-4982).

(S)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).

(T)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).

(U)	Incorporated by reference to Exhibit 10(d) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2003 (Commission File No. 1-4982).

(V)	Incorporated by reference to Exhibit 10(s) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).

(W)	Incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-4982).

(X)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).

(Y)	Incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-4982).

(Z)	Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).

(AA)	Incorporated by reference to Exhibit 10(t) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).

(BB)	Incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2005 (Commission File No. 1-4982).

(CC)	Incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1999 (Commission File No. 1-4982).

(DD)	Incorporated by reference to Exhibit 10(v) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).

(EE)	Incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2005 (Commission File No. 1-4982).

(FF)	Incorporated by reference to Exhibit 10(t) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-4982).

(GG)	Incorporated by reference to Exhibit 10(x) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).

(HH)	Incorporated by reference to Exhibit 10(w) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

(II)	Incorporated by reference to Exhibit 10(y) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 1-4982).

(JJ)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on August 16, 2005 (Commission File No. 1-4982).

(KK)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).

(LL)	Incorporated by reference to Exhibit 10(x) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

(MM)	Incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2005 (Commission File No. 1-4982).

(NN)	Incorporated by reference to Exhibit 10(u) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 1-4982).

(OO)	Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2004 (Commission File No. 1-4982).

(PP)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).

(QQ)	Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2004 (Commission File No. 1-4982).

(RR)	Incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 8-K filed with the Commission on November 4, 2004 (Commission File No. 1-4982).

(SS)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2005 (Commission File No. 1-4982).

Shareholders may request a copy of any of the exhibits to this Annual Report on Form 10-K by writing to the Secretary, Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141.