Form 10-Q
period 2006-09-30
PARKER HANNIFIN CORP
filed 2006-11-07
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of Common Shares outstanding at September 30, 2006    117,920,787

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
Net sales	$2,551,573	$2,113,551
Cost of sales	1,947,358	1,655,753

Gross profit	604,215	457,798
Selling, general and administrative expenses	292,010	237,014
Interest expense	17,172	16,471
Other (income) expense, net	(6,626)	273

Income from continuing operations before income taxes	301,659	204,040
Income taxes	91,075	60,192

Income from continuing operations	$210,584	$143,848
Income from discontinued operations		28,884

Net income	$210,584	$172,732

Basic earnings per share:
Income from continuing operations	$1.77	$1.21
Income from discontinued operations		.24

Net income per share	$1.77	$1.45

Diluted earnings per share:
Income from continuing operations	$1.75	$1.19
Income from discontinued operations		.24

Net income per share	$1.75	$1.43

Cash dividends per common share	$.26	$.23

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	(Unaudited)
	September 30, 2006	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$175,854	$171,553
Accounts receivable, net	1,569,479	1,592,323
Inventories:
Finished products	501,768	520,159
Work in process	553,950	494,469
Raw materials	195,109	168,250

	1,250,827	1,182,878

Prepaid expenses	60,656	64,238
Deferred income taxes	132,012	127,986

Total current assets	3,188,828	3,138,978

Plant and equipment	4,114,604	4,086,367
Less accumulated depreciation	2,433,767	2,392,573

	1,680,837	1,693,794
Goodwill	2,036,332	2,010,458
Intangible assets, net	460,549	471,095
Other assets	957,937	859,107

Total assets	$8,324,483	$8,173,432

LIABILITIES
Current liabilities:
Notes payable	$269,077	$72,039
Accounts payable, trade	724,352	770,665
Accrued liabilities	619,973	698,014
Accrued domestic and foreign taxes	194,084	140,387

Total current liabilities	1,807,486	1,681,105

Long-term debt	1,046,463	1,059,461
Pensions and other postretirement benefits	818,573	811,479
Deferred income taxes	127,529	118,544
Other liabilities	254,365	261,640

Total liabilities	4,054,416	3,932,229
SHAREHOLDERS' EQUITY
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 120,683,890 shares at September 30 and 120,683,890 shares at June 30	60,342	60,342
Additional capital	534,999	510,869
Retained earnings	4,095,960	3,916,412
Unearned compensation related to guarantee of ESOP debt	(20,478)	(25,809)
Deferred compensation related to stock options	2,347	2,347
Accumulated other comprehensive (loss)	(196,504)	(194,819)

	4,476,666	4,269,342

Less treasury shares, at cost: 2,763,103 shares at September 30 and 368,695 shares at June 30	(206,599)	(28,139)

Total shareholders' equity	4,270,067	4,241,203

Total liabilities and shareholders' equity	$8,324,483	$8,173,432

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
		(Revised -See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$210,584	$172,732
Adjustments to reconcile net income to net cash provided by operations:
Net (income) from discontinued operations		(28,884)
Depreciation	62,904	59,822
Amortization	11,336	5,531
Stock-based compensation	19,382	17,614
Deferred income taxes	(10,097)	(13,931)
Foreign currency transaction (gain) loss	(2,907)	7,396
(Gain) loss on sale of plant and equipment	(1,310)	501

Changes in assets and liabilities:
Accounts receivable, net	29,599	21,120
Inventories	(69,581)	(12,163)
Prepaid expenses	(1,347)	5,573
Other assets	(86,923)	31,280
Accounts payable, trade	(44,175)	(52,334)
Accrued payrolls and other compensation	(63,635)	(64,791)
Accrued domestic and foreign taxes	57,996	49,352
Other accrued liabilities	(6,447)	9,672
Pensions and other postretirement benefits	8,795	2,179
Other liabilities	326	6,330
Discontinued operations		(9,266)

Net cash provided by operating activities	114,500	207,733

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $1,666 in 2006 and $5,231 in 2005)	(32,680)	(153,131)
Capital expenditures	(58,489)	(43,661)
Proceeds from sale of plant and equipment	9,068	3,213
Proceeds from sale of businesses		92,715
Other	(6,236)	(617)
Discontinued operations		(100)

Net cash (used in) investing activities	(88,337)	(101,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) proceeds from common share activity	(173,713)	7,428
Proceeds from (payments of) notes payable, net	188,947	(7,290)
Proceeds from long-term borrowings	3,781	1,417
(Payments of) long-term borrowings	(5,798)	(173,239)
Dividends	(31,037)	(27,355)

Net cash (used in) financing activities	(17,820)	(199,039)
Effect of exchange rate changes on cash	(4,042)	(263)

Net increase (decrease) in cash and cash equivalents	4,301	(93,150)
Cash and cash equivalents at beginning of year	171,553	336,080

Cash and cash equivalents at end of period	$175,854	$242,930

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

BUSINESS SEGMENT INFORMATION BY INDUSTRY

(Dollars in thousands)

(Unaudited)

The Company operates in three reportable business segments: Industrial, Aerospace and Climate & Industrial Controls. The Industrial Segment is the largest and includes a significant portion of International operations.

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

Climate & Industrial Controls -This segment manufactures motion-control systems and components for use primarily in the refrigeration and air conditioning and transportation industries.

Business Segment Results by Industry

	Three Months Ended September 30,
	2006	2005
Net sales
Industrial:
North America	$1,000,765	$929,231
International	877,704	620,764
Aerospace	402,358	348,807
Climate & Industrial Controls	270,746	214,749

Total	$2,551,573	$2,113,551

Segment operating income
Industrial:
North America	$153,138	$137,130
International	127,531	80,441
Aerospace	68,625	54,783
Climate & Industrial Controls	30,824	18,616

Total segment operating income	380,118	290,970
Corporate general and administrative expenses	36,670	28,827

Income from continuing operations before interest expense and other	343,448	262,143
Interest expense	17,172	16,471
Other expense	24,617	41,632

Income from continuing operations before income taxes	$301,659	$204,040

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1.	Management representation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006, the results of operations for the three months ended September 30, 2006 and 2005 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

2.	Consolidated statement of cash flows revision

In order to bring the Consolidated Statement of Cash Flows presentation in compliance with Financial Accounting Standards Board (FASB) Statement No. 95, the Company has revised the Consolidated Statement of Cash Flows for the three months ended September 30, 2005 to separately disclose the operating, investing, and financing portions of the cash flows attributable to discontinued operations. The Company had previously reported these amounts on a combined basis. The revision resulted in a decrease in net cash provided by operating activities of $9.3 million and an increase in net cash used in investing activities of $0.1 million for the three months ended September 30, 2005.

3.	New accounting pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company has not yet determined the effect on the Company’s financial position or results of operations of complying with the provisions of FIN 48.

In August 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect on the Company’s financial position or results of operations of complying with the provisions of Statement No. 157.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Statement No. 158 amends FASB Statements No. 87, 88, 106 and 132R. Statement No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status recognition provision is effective for the Company as of the end of the fiscal year ending June 30, 2007.

3.	New accounting pronouncements, continued

Statement No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial condition. The measurement date provision of Statement No. 158 is effective for the Company for the fiscal year ending June 30, 2009. The Company has not yet determined the effect on the Company’s financial position of complying with the provisions of Statement No. 158.

4.	Product warranty

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of September 30, 2006 and June 30, 2006 is immaterial to the financial position of the Company and the change in the accrual for the current quarter is immaterial to the Company’s results of operations and cash flows.

5.	Earnings per share

The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share from continuing operations for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006	2005
Numerator:
Income from continuing operations applicable to common shares	$210,584	$143,848

Denominator:
Basic - weighted average common shares	118,673,532	118,882,679

Increase in weighted average from dilutive effect of equity-based awards	1,728,787	1,564,689

Diluted - weighted average common shares, assuming exercise of equity-based awards	120,402,319	120,447,368

Basic earnings per share from continuing operations	$1.77	$1.21
Diluted earnings per share from continuing operations	$1.75	$1.19

At September 30, 2006 and 2005, 1,285,911 and 1,298,892 common shares, respectively, subject to equity-based awards were excluded from the computation of diluted earnings per share from continuing operations because the effect of their exercise would be anti-dilutive.

6.	Stock repurchase program

The Company has a program to repurchase up to 5 million of the Company’s common shares per fiscal year on the open market, at prevailing prices, including the systematic repurchase of up to $20 million in common shares each fiscal quarter. Repurchases are primarily funded from operating cash flows, and the shares are initially held as treasury stock. The Company repurchased 2,622,373 shares of its common stock at an average price of $74.64 during the three-month period ended September 30, 2006.

7.	Comprehensive income

The Company’s primary items of other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains (losses) on marketable equity securities and cash flow hedges. Comprehensive income for the three months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,
	2006	2005
Net income	$210,584	$172,732

Foreign currency translation adjustments	(1,744)	(21,823)
Realized (gain) on marketable equity securities		(7)
Unrealized (loss) on marketable equity securities		(9)
Unrealized gain on cash flow hedges		494
Realized loss on cash flow hedges	59

Comprehensive income	$208,899	$151,387

Foreign currency translation adjustments are net of taxes of $1,513 and $2,271 for the three months ended September 30, 2006 and September 30, 2005, respectively. The realized (gain) on marketable equity securities is net of taxes of $8 for the three months ended September 30, 2005, and is reflected in the Other (income) expense, net caption in the Consolidated Statement of Income. The unrealized (loss) on marketable equity securities is net of taxes of $2 for the three months ended September 30, 2005. The unrealized gain on cash flow hedges is net of taxes of $315 for the three months ended September 30, 2005. The realized loss on cash flow hedges is net of taxes of $37 for the three months ended September 30, 2006 and is reflected in the Interest expense caption in the Consolidated Statement of Income.

8.	Business realignment charges

During the first quarter of fiscal 2007, the Company recorded a $3,825 charge ($2,361 after-tax or $.02 per diluted share) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily consists of severance costs and costs to relocate machinery and equipment. The severance costs are attributable to approximately 265 employees in the Industrial Segment and 25 employees in the Aerospace Segment. The majority of severance payments have been

8.	Business realignment charges, continued

made with the remaining payments expected to be made by June 30, 2007. The business realignment costs are presented in the Consolidated Statement of Income for the three months ended September 30, 2006 as follows: $3,307 in Cost of sales and $518 in Selling, general and administrative expenses.

During the first quarter of fiscal 2006, the Company recorded a $2,770 charge ($1,731 after-tax or $.01 per diluted share) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily consisted of severance costs and costs to relocate machinery and equipment. The severance costs were attributable to approximately 335 employees in the Climate and Industrial Controls Segment and 80 employees in the Industrial Segment. All severance payments have been made. The business realignment costs are presented in the Consolidated Statement of Income for the three months ended September 30, 2005 as follows: $1,975 in Cost of sales and $795 in Selling, general and administrative expenses.

9.	Goodwill and intangible assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2006 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance June 30, 2006	$1,625,983	$87,543	$296,932	$2,010,458
Acquisitions	9,935		13,719	23,654
Foreign currency translation	(1,874)	(3)	(1,231)	(3,108)
Goodwill adjustments	4,751	(107)	684	5,328

Balance September 30, 2006	$1,638,795	$87,433	$310,104	$2,036,332

“Goodwill adjustments” primarily represent final adjustments to the purchase price allocation for acquisitions completed within the last twelve months.

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2006		June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$79,088	$24,095	$66,767	$22,289
Trademarks	168,822	16,570	133,576	13,289
Customer lists and other	303,117	49,813	351,366	45,036

Total	$551,027	$90,478	$551,709	$80,614

Total intangible amortization expense for the three months ended September 30, 2006 was $10,967. The estimated amortization expense for the five years ending June 30, 2007 through 2011 is $37,882, $34,885, $33,550, $33,099 and $29,989, respectively.

10.	Retirement benefits

Net periodic pension cost recognized included the following components:

	Three Months Ended September 30,
	2006	2005
Service cost	$19,973	$20,092
Interest cost	37,304	33,077
Expected return on plan assets	(42,104)	(35,896)
Net amortization and deferral and other	16,794	20,712

Net periodic benefit cost	$31,967	$37,985

Postretirement benefit cost recognized included the following components:

	Three Months Ended September 30,
	2006	2005
Service cost	$497	$574
Interest cost	1,440	1,631
Net amortization and deferral and other	(54)	193

Net periodic benefit cost	$1,883	$2,398

During the first quarter of fiscal 2007, the Company made $111 million in voluntary contributions to its qualified defined benefit plans. The Company expects to contribute a total of approximately $185 million to its qualified defined benefit plans in fiscal 2007. The majority of the remaining contribution expected to be made in fiscal 2007 is discretionary.

11.	Divestiture

In August 2005, the Company divested the Astron Building business. This business was part of the Other Segment for segment reporting purposes. The results of operations for this business unit have been presented as discontinued operations for all periods presented. Included in the income from discontinued operations is an after-tax gain on disposal of $27,753.

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2005

OVERVIEW

The Company is a leading worldwide diversified manufacturer of motion control technologies and systems, providing precision engineered solutions for a wide variety of commercial, mobile, industrial and aerospace markets.

The Company’s order rates provide a near-term perspective of the Company’s outlook particularly when viewed in the context of prior and future order rates. The Company publishes its order rates on a monthly basis. The lead time between the time an order is received and revenue is realized generally ranges from one day to 12 weeks for commercial, mobile and industrial orders and from one day to 18 months for aerospace orders. The Company believes the leading economic indicators of these markets that have a strong correlation to the Company’s future order rates are the Institute of Supply Management (ISM) index of manufacturing activity with respect to commercial, mobile and industrial markets and aircraft miles flown, revenue passenger miles and Department of Defense spending for aerospace markets.

An ISM index above 50 indicates that the manufacturing economy is expanding resulting in the expectation that the Company’s order rates in the commercial, mobile and industrial markets should be positive year-over-year. The ISM index at the end of September 2006 was 52.9 compared to 53.8 at the end of June 2006. With respect to the aerospace market, aircraft miles flown and revenue passenger miles continue to show improvement over comparable fiscal 2006 levels while Department of Defense spending in fiscal 2007 is expected to increase slightly from its fiscal 2006 level.

The Company also believes that there is a high correlation between interest rates and industrial manufacturing activity. The Federal Reserve has not raised the federal funds during fiscal 2007 but did raise the federal funds rate eight times during fiscal 2006. Additional increases in interest rates could have a negative impact on industrial production thereby lowering future order rates.

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

The financial condition of the Company remains strong as evidenced by the continued generation of substantial cash flows from operations, a debt to debt-equity ratio of 23.6 percent, ample borrowing capabilities and strong credit ratings. Cash flow from operations for the first three months of fiscal 2007 were $114.5 million or 4.5% of sales after making $111 million in contributions to the Company’s qualified defined benefit plans.

Many acquisition opportunities remain available to the Company within its target markets. During the first quarter of fiscal 2007, the Company completed two acquisitions whose aggregate annual revenues were approximately $44 million. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess the strategic fit of its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term fit for the Company.

Current challenges facing the Company include maintaining premier customer service levels while benefiting from strong customer demand, successfully matching price increases to raw material price increases and the rising expenses related to employee retirement and health care benefits. The Company is also challenged with trying to minimize the potential adverse impact of the weak financial condition of its automotive market customers. The Company has implemented a number of strategic financial performance initiatives relating to growth and margin improvement in order to meet these challenges, including strategic procurement, strategic pricing, lean enterprise and business realignments.

The discussion below is structured to separately discuss the Consolidated Statement of Income, Results by Business Segment, Balance Sheet and Statement of Cash Flows.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended September 30,
(in millions)	2006	2005
Net sales	$2,551.6	$2,113.6
Gross profit	$604.2	$457.8
Gross profit margin	23.7%	21.7%
Selling, general and administrative expenses	$292.0	$237.0
Selling general and administrative expenses, as a percent of sales	11.4%	11.2%
Interest expense	$17.2	$16.5
Other (income) expense, net	$(6.6)	$.2
Effective tax rate from continuing operations	30.2%	29.5%
Income from continuing operations	$210.6	$143.8
Income from continuing operations, as a percent of sales	8.3%	6.8%
Discontinued operations		$28.9
Backlog	$2,677.2	$2,274.3

Net sales for the first quarter of fiscal 2007 increased 20.7 percent over the prior-year first quarter net sales reflecting higher volume experienced in all Segments. Acquisitions made in the last 12 months contributed about 50 percent of the net sales increase and the effect of currency rate changes contributed about nine percent of the net sales increase.

Gross profit margin increased due to a combination of the increase in sales as well as the effects of the Company’s financial performance initiatives.

Selling, general and administrative expenses increased primarily due to the higher sales volume, higher amortization expense of intangible assets and higher incentive compensation.

Interest expense for the current-year quarter increased 4.3 percent primarily due to higher average debt outstanding in the current-year quarter.

Other (income) expense, net in the current-year quarter included $4.6 million of income related to a litigation settlement.

Income from continuing operations for the current-year quarter was positively affected by a decrease in expense of approximately $5.5 million related to qualified defined benefit plans, resulting primarily from changes in actuarial assumptions and the amortization of actuarial losses.

Discontinued operations represents the operating results and related gain on the sale, net of tax of the Astron Buildings business which was divested in August 2005. Included in discontinued operations for the three months ended September 30, 2005 is an after-tax gain on the sale of Astron of approximately $27.8 million. The gain is primarily attributable to foreign currency translation adjustments.

Backlog increased from the prior-year quarter due to an increase in order rates throughout most businesses in the Aerospace and Industrial Segments. Backlog declined slightly from the June 30, 2006 amount of $2,695.9 million.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three months ended September 30,
(in millions)	2006	2005
Net sales
North America	$1,000.8	$929.2
International	877.7	620.8
Operating income
North America	153.1	137.1
International	$127.5	$80.4
Operating income, as a percent of sales
North America	15.3%	14.8%
International	14.5%	13.0%
Backlog	$1,194.7	$938.6

The increase in Industrial North American sales reflects higher end-user demand experienced across most of the Industrial North American markets, particularly in the construction, industrial machine tools, microelectronics, oil and gas and mobile equipment markets, partially offset by lower demand in the automotive market. The increase in Industrial International sales is primarily attributed to higher volume across most markets in all regions, particularly in Europe and the Asia Pacific region. Acquisitions and currency rate changes accounted for approximately 60 percent of the Industrial North American sales increase and approximately 75 percent of the Industrial International sales increase.

The increase in Industrial North American and Industrial International margins is primarily due to the higher sales volume, benefits realized from the Company’s financial performance initiatives and benefits from past business realignments. Acquisitions, not yet fully integrated, negatively impacted both Industrial North American and Industrial International margins in the current-year quarter.

The increase in backlog from a year ago is primarily due to higher order rates experienced in virtually all of the markets of the Industrial North American and Industrial International operations. Backlog increased from the June 30, 2006 amount of $1,177.8 million primarily due to higher order rates in the Industrial International operations.

The Company anticipates North American Industrial sales for fiscal 2007 will exceed their fiscal 2006 level by approximately four percent and International Industrial sales for fiscal 2007 will exceed their fiscal 2006 level by approximately 20 percent. Industrial North American operating margins in fiscal 2007 are expected to increase to a range of 15.0 percent to 15.6 percent and Industrial International operating margins are expected to increase to a range of 12.4 percent to 13.0 percent. The Company expects to continue to take the actions necessary to structure appropriately the Industrial Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2007.

Aerospace Segment

	Three months ended September 30,
(in millions)	2006	2005
Net sales	$402.4	$348.8
Operating income	$68.6	$54.8
Operating income, as a percent of sales	17.1%	15.7%
Backlog	$1,326.0	$1,206.5

The increase in sales in the Aerospace Segment is primarily due to an increase in commercial original equipment manufacturer (OEM) and aftermarket volume. The higher margins were primarily due to a higher concentration of sales occurring in the aftermarket businesses in the current-year quarter.

The increase in backlog from the prior-year quarter is due to higher order rates experienced in the commercial businesses. Shipments were about the same as order rates in the current-year quarter resulting in the slight decrease in backlog from the June 30, 2006 amount of $1,328.3 million. For fiscal 2007, sales are expected to increase in the mid-single digit range from their fiscal 2006 level and operating margins are expected to increase to a range of 14.8 percent to 15.4 percent. Heavier commercial OEM volume in future product mix could result in lower margins.

Climate & Industrial Controls Segment

	Three months ended September 30,
(in millions)	2006	2005
Net sales	$270.7	$214.7
Operating income	$30.8	$18.6
Operating income, as a percent of sales	11.4%	8.7%
Backlog	$156.5	$129.3

The increase in sales in the Climate & Industrial Controls Segment is primarily due to acquisitions as well as higher end-user demand in the residential air conditioning market. The increase in margins is primarily due to the higher sales volume, margin contribution from acquisitions that have been fully integrated and the absence of business realignment charges that were taken in the prior-year quarter.

The increase in backlog from the prior-year quarter is primarily due to acquisitions as well as higher order rates in the residential air conditioning market. Backlog declined from the June 30, 2006 amount of $189.8 million primarily due to shipments exceeding new orders in the residential air conditioning market. For fiscal 2007, sales are expected to increase in the mid-single digit range from their fiscal 2006 level and operating margins are expected to increase to a range of 10.1 percent to 10.7 percent. The Company expects to continue to take the actions necessary to structure appropriately the Climate & Industrial Controls Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2007.

Corporate general and administrative expenses increased to $36.7 million for fiscal 2007 compared to $28.8 million in the prior-year quarter. As a percent of sales, corporate general and administrative expenses for the current-year quarter remained at 1.4 percent as compared to the prior-year quarter.

The higher expense in the current-year quarter is primarily due to higher research and development expenses and fees for professional services.

Included in Other expense (in the Business Segment Results by Industry) in fiscal 2007 is $5.4 million of expense related to qualified defined benefit plans compared to $12.3 million in the prior-year quarter. The decrease in expense primarily results from changes in actuarial assumptions and lower amortization of actuarial losses.

DISCONTINUED OPERATIONS

In August 2005, the Company divested its Astron Buildings business. The following results of operations for this business unit have been presented as discontinued operations.

September 30, 2005
(in millions)
Net sales	$21,672
Operating income, net of taxes	1,131
Gain on sale of discontinued operations, net of taxes	27,753
Income from discontinued operations	$28,884

BALANCE SHEET

	September 30, 2006	June 30, 2006
(in millions)
Accounts receivable	$1,569.5	$1,592.3
Inventories	1,250.8	1,182.9
Plant and equipment, net of accumulated depreciation	1,680.8	1,693.8
Goodwill	2,036.3	2,010.5
Intangible assets, net	460.5	471.1
Other assets	957.9	859.1
Accounts payable, trade	724.4	770.7
Accrued liabilities	620.0	698.0
Accrued domestic and foreign taxes	194.1	140.4
Shareholders’ equity	4,270.1	4,241.2
Working capital	$1,381.3	$1,458.0
Current ratio	1.76	1.87

Accounts receivable are primarily receivables due from customers for sales of product ($1,416.5 million at September 30, 2006 and $1,475.9 million at June 30, 2006). Days sales outstanding relating to trade accounts receivable remained at 51 days during the current-year quarter.

Inventories increased $67.9 million since June 30, 2006, with days supply increasing to 68 days from 60 days at June 30, 2006.

Plant and equipment, net of accumulated depreciation, decreased primarily as a result of depreciation exceeding capital expenditures.

Other assets increased since June 30, 2006 primarily as a result of $111.0 million in contributions that were made to the Company’s qualified defined benefit pension plans during the current-year quarter.

Accounts payable, trade decreased $46.3 million from June 30, 2006 primarily due to the timing of payments for purchases.

Accrued liabilities decreased $78.0 million primarily as a result of the payment of fiscal 2006 incentive compensation during the current-year quarter.

Accrued domestic and foreign taxes increased primarily due to higher taxable income in fiscal 2007.

STATEMENT OF CASH FLOWS

	Three months ended September 30,
(in millions)	2006	2005
Cash provided by (used in):
Operating activities	$114.5	$207.7
Investing activities	(88.3)	(101.6)
Financing activities	(17.8)	(199.0)
Effect of exchange rates	(4.0)	(0.3)
Net increase (decrease) in cash and cash equivalents	$4.3	$(93.2)

Cash flows from operating activities - The decrease in net cash provided by operating activities in fiscal 2007 is primarily due to an increase in cash used to fund the Company’s qualified defined benefit plans as well as an increase in inventories.

Cash flow used in investing activities - The decrease in the amount of cash used in investing activities in fiscal 2007 is attributable primarily to a decrease in acquisition activity and the absence of proceeds from the sale of businesses partially offset by an increase in capital expenditures.

Cash flow from financing activities - In fiscal 2007, the Company increased its outstanding borrowings by a net total of $186.9 million compared to a decrease of $179.1 million in fiscal 2006. Common stock activity used cash of $173.7 million in fiscal 2007 compared to providing cash of $7.4 million in fiscal 2006. The increase in cash used by common stock activity in fiscal 2007 is primarily due to the purchase of the Company’s common stock for treasury.

The Company's goal is to maintain no less than an "A" rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of no more than 37 percent.

	September 30, 2006	June 30, 2006
Debt to Debt-Equity Ratio (in millions)
Debt	$1,315.5	$1,131.5
Debt & equity	$5,585.6	$5,372.7
Ratio	23.6%	21.1%

The Company has a line of credit totaling $1,025 million through a multi-currency revolving credit agreement with a group of banks, of which $835 million was available as of September 30, 2006. The Company has the right, no more than once a year, to increase the facility amount, in minimum increments of $25 million up to a maximum facility amount of $1,250 million. The credit agreement expires October 2011, however the Company has the right to request a one-year extension of the expiration date on an annual basis. The credit agreement supports the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch, Inc. These ratings are considered investment grade. The revolving credit agreement requires a facility fee of

5/100ths of one percent of the commitment per annum at the Company’s present rating level. The revolving credit agreement contains provisions that increase the facility fee of the credit agreement in the event the Company’s credit ratings are lowered. A lowering of the Company’s credit ratings would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

The Company’s revolving credit agreement and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the revolving credit agreement for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. At the Company’s present rating level, the most restrictive financial covenant provides that the ratio of secured debt to net tangible assets be less than 10 percent. As of September 30, 2006, the ratio of secured debt to net tangible assets was less than one percent. The Company is in compliance with all covenants and expects to remain in compliance during the term of the agreement and indentures.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company has not yet determined the effect on the Company’s financial position or results of operations of complying with the provisions of FIN 48.

In August 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect on the Company’s financial position or results of operations of complying with the provisions of Statement No. 157.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Statement No. 158 amends FASB Statements No. 87, 88, 106 and 132R. Statement No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status recognition provision is effective for the Company as of the end of the fiscal year ending June 30, 2007. Statement No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial condition. The measurement date provision of Statement No. 158 is effective for the Company for the fiscal year ending June 30, 2009. The Company has not yet determined the effect on the Company’s financial position of complying with the provisions of Statement No. 158.

FORWARD-LOOKING STATEMENTS

Forward-looking statements contained in this Report on Form 10-Q and other written reports and oral statements are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. All statements regarding future performance, earnings projections, events or developments are forward-looking statements. It is possible that the future performance and earnings projections of the Company may differ materially from current expectations, depending on economic conditions within both its industrial and aerospace markets, and the Company’s ability to maintain and achieve anticipated benefits associated with announced realignment activities, strategic initiatives to improve operating margins and growth and innovation initiatives. A change in the economic conditions in individual markets may have a particularly volatile effect on segment performance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the first quarter of fiscal 2007. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a)	Unregistered Sales of Equity Securities. Not applicable.
(b)	Use of Proceeds. Not applicable.
(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 through July 31, 2006	103,738	(2)	$74.16	88,120	9,581,980
August 1, 2006 through August 31, 2006	883,000		$74.43	883,000	8,698,980
September 1, 2006 through September 30, 2006	1,651,253		$74.78	1,651,253	7,047,727
Total:	2,637,991		$74.64	2,622,373	7,047,727

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase of up to 3.0 million shares of its common stock. Such amount was subsequently adjusted to 6.75 million shares as a result of stock splits in June 1995 and September 1997. On July 14, 1998, the Company publicly announced that its Board of Directors authorized the repurchase of an additional 4.0 million shares of its common stock. On January 30, 2006, the Company publicly announced that its Board of Directors increased the authorization to repurchase up to 10 million shares of its common stock. There is no expiration date for the Company’s repurchase program.
(2)	Includes 15,618 shares surrendered to the Company by executive officers in order to satisfy tax withholding obligations upon the vesting of restricted stock under the Company’s 2001-02-03 Long Term Incentive Plan.

Item 6. Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2006.

Exhibit 31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Timothy K. Pistell
Timothy K. Pistell
Executive Vice President - Finance and Administration and Chief Financial Officer

Date: November 7, 2006

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2006.

Exhibit 31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.