Form 10-Q
period 2006-12-31
PARKER HANNIFIN CORP
filed 2007-02-02
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended December 31, 2006

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

Large accelerated filer  ☒             Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of Common Shares outstanding at December 31, 2006    115,771,243

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net sales	$2,511,152	$2,157,537	$5,062,725	$4,271,088
Cost of sales	1,938,007	1,705,683	3,885,365	3,361,436

Gross profit	573,145	451,854	1,177,360	909,652
Selling, general and administrative expenses	292,855	245,845	584,865	482,859
Interest expense	22,304	19,587	39,476	36,058
Other (income) expense, net	(6,777)	10,898	(13,403)	11,171

Income from continuing operations before income taxes	264,763	175,524	566,422	379,564
Income taxes	71,796	46,500	162,871	106,692

Income from continuing operations	$192,967	$129,024	$403,551	$272,872
Income from discontinued operations				28,884

Net income	$192,967	$129,024	$403,551	$301,756

Basic earnings per share:
Income from continuing operations	$1.66	$1.09	$3.44	$2.30
Income from discontinued operations				.24

Net income per share	$1.66	$1.09	$3.44	$2.54

Diluted earnings per share:
Income from continuing operations	$1.64	$1.07	$3.39	$2.27
Income from discontinued operations				.24

Net income per share	$1.64	$1.07	$3.39	$2.51

Cash dividends per common share	$.26	$.23	$.52	$.46

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	(Unaudited) December 31, 2006	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$157,098	$171,553
Accounts receivable, net	1,524,240	1,592,323
Inventories:
Finished products	539,387	520,159
Work in process	571,484	494,469
Raw materials	203,529	168,250

	1,314,400	1,182,878

Prepaid expenses	49,281	64,238
Deferred income taxes	131,228	127,986

Total current assets	3,176,247	3,138,978
Plant and equipment	4,181,937	4,086,367
Less accumulated depreciation	2,475,142	2,392,573

	1,706,795	1,693,794
Goodwill	2,170,715	2,010,458
Intangible assets, net	469,222	471,095
Other assets	933,316	859,107

Total assets	$8,456,295	$8,173,432

LIABILITIES
Current liabilities:
Notes payable	$439,180	$72,039
Accounts payable, trade	700,973	770,665
Accrued liabilities	658,536	698,014
Accrued domestic and foreign taxes	120,094	140,387

Total current liabilities	1,918,783	1,681,105

Long-term debt	1,066,330	1,059,461
Pensions and other postretirement benefits	834,413	811,479
Deferred income taxes	108,669	118,544
Other liabilities	211,035	261,640

Total liabilities	4,139,230	3,932,229
SHAREHOLDERS’ EQUITY
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 120,683,890 shares at December 31 and 120,683,890 shares at June 30	60,342	60,342
Additional capital	533,043	510,869
Retained earnings	4,258,772	3,916,412
Unearned compensation related to guarantee of ESOP debt	(20,478)	(25,809)
Deferred compensation related to stock options	2,347	2,347
Accumulated other comprehensive (loss)	(130,250)	(194,819)

	4,703,776	4,269,342

Less treasury shares, at cost: 4,912,647 shares at December 31 and 368,695 shares at June 30	(386,711)	(28,139)

Total shareholders’ equity	4,317,065	4,241,203

Total liabilities and shareholders’ equity	$8,456,295	$8,173,432

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$403,551	$301,756
Adjustments to reconcile net income to net cash provided by operations:
Net (income) from discontinued operations		(28,884)
Depreciation	126,390	121,600
Amortization	21,808	15,078
Stock-based compensation	24,218	22,802
Deferred income taxes	(27,099)	(30,529)
Foreign currency transaction (gain) loss	(20,759)	4,641
(Gain) loss on sale of plant and equipment	(8,806)	12,952

Changes in assets and liabilities:
Accounts receivable, net	113,742	94,186
Inventories	(107,839)	(39,127)
Prepaid expenses	11,763	5,607
Other assets	(97,430)	52,994
Accounts payable, trade	(83,499)	(49,800)
Accrued payrolls and other compensation	(40,754)	(65,020)
Accrued domestic and foreign taxes	(20,076)	4,816
Other accrued liabilities	(279)	(7,823)
Pensions and other postretirement benefits	15,712	8,584
Other liabilities	(2,996)	5,620
Discontinued operations		(9,266)

Net cash provided by operating activities	307,647	420,187

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $1,050 in 2006 and $17,013 in 2005)	(160,429)	(818,036)
Capital expenditures	(115,441)	(105,859)
Proceeds from sale of plant and equipment	23,694	6,405
Proceeds from sale of businesses		92,715
Other	(1,771)	379
Discontinued operations		(100)

Net cash (used in) investing activities	(253,947)	(824,496)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) proceeds from common share activity	(360,616)	1,813
Proceeds from notes payable, net	370,942	435,256
Proceeds from long-term borrowings	3,011	528,360
(Payments for) long-term borrowings	(19,771)	(528,820)
Dividends	(61,192)	(54,669)

Net cash (used in) provided by financing activities	(67,626)	381,940
Effect of exchange rate changes on cash	(529)	(373)

Net (decrease) in cash and cash equivalents	(14,455)	(22,742)
Cash and cash equivalents at beginning of year	171,553	336,080

Cash and cash equivalents at end of period	$157,098	$313,338

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

Climate & Industrial Controls - This segment manufactures motion-control systems and components for use primarily in the refrigeration and air conditioning and transportation industries.

Business Segment Results by Industry

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net sales
Industrial:
North America	$959,663	$929,734	$1,960,428	$1,858,965
International	922,011	676,526	1,799,715	1,297,290
Aerospace	402,039	345,274	804,397	694,081
Climate & Industrial Controls	227,439	206,003	498,185	420,752

Total	$2,511,152	$2,157,537	$5,062,725	$4,271,088

Segment operating income
Industrial:
North America	$133,890	$130,230	$287,028	$267,360
International	121,769	68,068	249,300	148,509
Aerospace	67,778	47,322	136,403	102,105
Climate & Industrial Controls	6,963	9,914	37,787	28,530

Total segment operating income	330,400	255,534	710,518	546,504
Corporate general and administrative expenses	43,960	28,489	80,630	57,316

Income from continuing operations before interest expense and other	286,440	227,045	629,888	489,188
Interest expense	22,304	19,587	39,476	36,058
Other (income) expense	(627)	31,934	23,990	73,566

Income from continuing operations before income taxes	$264,763	$175,524	$566,422	$379,564

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1.	Management representation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2006, the results of operations for the three and six months ended December 31, 2006 and 2005 and cash flows for the six months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

2.	Consolidated statement of cash flows revision

In order to bring the Consolidated Statement of Cash Flows presentation in compliance with Financial Accounting Standards Board (FASB) Statement No. 95, the Company has revised the Consolidated Statement of Cash Flows for the six months ended December 31, 2005 to separately disclose the operating, investing, and financing portions of the cash flows attributable to discontinued operations. The Company had previously reported these amounts on a combined basis. The revision resulted in a decrease in net cash provided by operating activities of $9.3 million and an increase in net cash used in investing activities of $0.1 million for the six months ended December 31, 2005.

3.	New accounting pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the effect on the Company’s financial position or results of operations of complying with the provisions of FIN 48.

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

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of December 31, 2006 and June 30, 2006 is immaterial to the financial position of the Company and the change in the accrual for the current quarter and first six months of fiscal 2007 is immaterial to the Company’s results of operations and cash flows.

5.	Earnings per share

The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share from continuing operations for the three and six months ended December 31, 2006 and 2005.

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Numerator:
Income from continuing operations	$192,967	$129,024	$403,551	$272,872

Denominator:
Basic - weighted average common shares	115,938,153	118,821,006	117,305,843	118,851,843

Increase in weighted average from dilutive effect of equity-based awards	1,988,245	1,503,162	1,833,847	1,533,925

Diluted - weighted average common shares, assuming exercise of equity-based awards	117,926,398	120,324,168	119,139,690	120,385,768

Basic earnings per share from continuing operations	$1.66	$1.09	$3.44	$2.30
Diluted earnings per share from continuing operations	$1.64	$1.07	$3.39	$2.27

For the three months ended December 31, 2006 and 2005, 922,498 and 2,332,787 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended December 31, 2006 and 2005, 1,544,323 and 1,815,839 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

6.	Stock repurchase program

The Company has a program to repurchase common shares of the Company. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows, and the shares are initially held as treasury stock. The Company repurchased 2,377,627 shares of its common stock at an average price of $82.99 per share during the three-month period ended December 31, 2006. Fiscal year-to-date, the Company repurchased 5 million shares at an average price of $78.61 per share. On January 25, 2007, the Company’s Board of Directors approved an increase in the number of shares authorized for repurchase under this program so that, as of that date, the aggregate number of shares available for repurchase was equal to 10 million.

7.	Comprehensive income

The Company’s primary items of other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains (losses) on marketable equity securities and cash flow hedges. Comprehensive income for the three and six months ended December 31, 2006 and 2005 was as follows:

.	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net income	$192,967	$129,024	$403,551	$301,756

Foreign currency translation adjustments	66,195	6,640	64,451	(15,183)
Realized (gain) on marketable equity securities		(9)		(18)
Unrealized (loss) on marketable equity securities		(1)		(8)
Realized loss on cash flow hedges	59	40	118	40
Unrealized gain on cash flow hedges		4,667		5,161

Comprehensive income	$259,221	$140,361	$468,120	$291,748

Foreign currency translation adjustments are net of taxes of $6,808 and $5,296 for the three and six months ended December 31, 2006, respectively, and $346 and $1,925 for the three and six months ended December 31, 2005, respectively. The realized (gain) on marketable equity securities is net of taxes of $6 and $14 for the three and six months ended December 31, 2005, respectively, and is reflected in the Other (income) expense, net caption in the Consolidated Statement of Income. The unrealized (loss) on marketable equity securities is net of taxes of $2 for the six months ended December 31, 2005. The realized loss on cash flow hedges is net of taxes of $37 and $74 for the three and six months ended December 31, 2006, respectively, and $24 for the three and six months ended December 31, 2005, and is reflected in the Interest expense caption in the Consolidated Statement of Income. The unrealized gain on cash flow hedges is net of taxes of $2,800 and $3,116 for the three and six months ended December 31, 2005, respectively.

8.	Business realignment charges

During the second quarter of fiscal 2007, the Company recorded a $6,620 charge ($4,087 after-tax or $.03 per diluted share) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily consists of severance costs and costs to relocate machinery and equipment. The severance costs are attributable to approximately 255 employees in the Industrial Segment. A portion of the severance payments have been made with the remaining payments expected to be made by June 30, 2007. The business realignment costs are presented in the Consolidated Statement of Income for the three months ended December 31, 2006 as follows: $5,653 in Cost of sales and $967 in Selling, general and administrative expenses.

During the first six months of fiscal 2007, the Company recorded charges of $10,445 ($6,448 after-tax or $.05 per diluted share) for business realignment costs primarily related to the Industrial Segment. The business realignment costs are presented in the Consolidated Statement of Income for the six months ended December 31, 2006 as follows: $8,960 in Cost of sales and $1,485 in Selling, general and administrative expenses.

During the second quarter of fiscal 2006, the Company recorded a $3,914 charge ($2,442 after-tax or $.02 per diluted share) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily consists of severance costs and costs to relocate machinery and equipment. The severance costs are attributable to 135 employees in the Industrial Segment. All severance payments have been made. The business realignment costs are presented in the Cost of sales caption in the Consolidated Statement of Income for the three months ended December 31, 2005.

During the first six months of fiscal 2006, the Company recorded charges of $6,684 ($4,174 after-tax or $.03 per diluted share) for business realignment costs related to the Industrial Segment and Climate & Industrial Controls Segment. The business realignment costs are presented in the Consolidated Statement of Income for the six months ended December 31, 2005 as follows: $5,776 in Cost of sales and $908 in Selling, general and administrative expenses.

9.	Goodwill and intangible assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2006 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance June 30, 2006	$1,625,983	$87,543	$296,932	$2,010,458
Acquisitions	110,269		13,052	123,321
Foreign currency translation	35,341	11	1,380	36,732
Goodwill adjustments	6,272	180	(6,248)	204

Balance December 31, 2006	$1,777,865	$87,734	$305,116	$2,170,715

9.	Goodwill and intangible assets, continued

“Goodwill adjustments” primarily represent final adjustments to the purchase price allocation for acquisitions completed within the last twelve months.

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	December 31, 2006		June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$80,685	$25,795	$66,767	$22,289
Trademarks	172,247	18,925	133,576	13,289
Customer lists and other	318,210	57,200	351,366	45,036

Total	$571,142	$101,920	$551,709	$80,614

Total intangible amortization expense for the six months ended December 31, 2006 was $21,022. The estimated amortization expense for the five years ending June 30, 2007 through 2011 is $38,205, $35,448, $34,113, $33,662 and $30,552, respectively.

10.	Retirement benefits

Net periodic pension cost recognized included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Service cost	$18,483	$19,291	$38,457	$39,384
Interest cost	37,712	33,669	75,016	66,745
Expected return on plan assets	(44,805)	(37,330)	(86,909)	(73,226)
Net amortization and deferral and other	19,358	22,709	36,150	43,421

Net periodic benefit cost	$30,748	$38,339	$62,714	$76,324

10.	Retirement benefits, continued

Postretirement benefit cost recognized included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Service cost	$331	$455	$828	$1,029
Interest cost	1,409	1,148	2,850	2,779
Net amortization and deferral and other	(236)	(62)	(290)	131

Net periodic benefit cost	$1,504	$1,541	$3,388	$3,939

During the first six months of fiscal 2007, the Company made $111 million in voluntary contributions to its qualified defined benefit plans. The Company expects to contribute a total of approximately $190 million to its qualified defined benefit plans in fiscal 2007. The majority of the remaining contribution expected to be made in fiscal 2007 is discretionary.

11.	Divestiture

In December 2005, the Company divested the Thermoplastics division. The Thermoplastics division was part of the Industrial Segment for segment reporting purposes. This divestiture resulted in a loss of $11,018 ($9,770 after-tax or $.08 per diluted share) and is reflected in Other (income) expense, net in the Consolidated Statement of Income

In August 2005, the Company divested the Astron Building business. This business was part of the Other Segment for segment reporting purposes. The results of operations for this business unit have been presented as discontinued operations for all periods presented. Included in the income from discontinued operations is an after-tax gain on disposal of $27,753.

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006

AND COMPARABLE PERIODS ENDED DECEMBER 31, 2005

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

An ISM index above 50 indicates that the manufacturing economy is expanding resulting in the expectation that the Company’s order rates in the North American commercial, mobile and industrial markets should be positive year-over-year. The ISM index at the end of December 2006 was 51.4 compared to 53.8 at the end of June 2006. With respect to the aerospace market, aircraft miles flown and revenue passenger miles continue to show improvement over comparable fiscal 2006 levels while Department of Defense spending in fiscal 2007 is expected to increase slightly from its fiscal 2006 level.

The Company also believes that there is a high correlation between interest rates and industrial manufacturing activity. The Federal Reserve has not raised the federal funds rate during fiscal 2007 but did raise the federal funds rate eight times during fiscal 2006. Additional increases in interest rates could have a negative impact on industrial production thereby lowering future order rates.

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

The financial condition of the Company remains strong as evidenced by the continued generation of substantial cash flows from operations, a debt to debt-equity ratio of 25.9 percent, ample borrowing capabilities and strong credit ratings. Cash flows from operations for the first six months of fiscal 2007 were $307.6 million or 6.1% of sales after making $111 million in voluntary contributions to the Company’s qualified defined benefit plans.

Many acquisition opportunities remain available to the Company within its target markets. During the first six months of fiscal 2007, the Company completed six acquisitions whose aggregate annual revenues were approximately $109 million. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess the strategic fit of its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term fit for the Company.

The Company routinely faces challenges regarding improving premier customer service levels, managing changes in raw material prices and the rising expenses related to employee retirement and health care benefits. The Company is currently focused on maintaining its financial strength through the current Industrial North American slowdown, especially in the automotive and heavy-duty truck markets. The Company has implemented a number of strategic financial performance initiatives relating to growth and margin improvement in order to meet these challenges, including strategic procurement, strategic pricing, lean enterprise and business realignments.

The discussion below is structured to separately discuss the Consolidated Statement of Income, Results by Business Segment, Balance Sheet and Statement of Cash Flows.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2006	2005	2006	2005
Net sales	$2,511.2	$2,157.5	$5,062.7	$4,271.1
Gross profit	$573.1	$451.9	$1,177.4	$909.7
Gross profit margin	22.8%	20.9%	23.3%	21.3%
Selling, general and administrative expenses	$292.9	$245.8	$584.9	$482.9
Selling, general and administrative expenses, as a percent of sales	11.7%	11.4%	11.6%	11.3%
Interest expense	$22.3	$19.6	$39.5	$36.1
Other (income) expense, net	$(6.8)	$10.9	$(13.4)	$11.2
Effective tax rate from continuing operations	27.1%	26.5%	28.8%	28.1%
Income from continuing operations	$193.0	$129.0	$403.6	$272.9
Income from continuing operations, as a percent of sales	7.7%	6.0%	8.0%	6.4%
Discontinued operations				$28.9
Backlog	$2,782.5	$2,494.9	$2,782.5	$2,494.9

Net sales for the current-year quarter and first six months of fiscal 2007 increased 16.4 percent and 18.5 percent, respectively, over the comparable prior-year net sales amounts reflecting higher volume experienced in all Segments. Acquisitions in the last 12 months contributed about 39 percent of the net sales increase in the current-year quarter and about 46 percent of the increase for the first six months of fiscal 2007. The effect of currency rate changes increased net sales by approximately $78 million and $118 million in the current-year quarter and first six months of fiscal 2007, respectively.

Gross profit margin increased for the current-year quarter and first six months of fiscal 2007 due to a combination of the increase in sales as well as the effects of the Company’s financial performance initiatives, especially in the Industrial International businesses. Included in gross profit are business realignment charges of $5.7 million and $3.9 million in the current-year quarter and prior-year quarter, respectively, and $9.0 million and $5.8 million for the first six months of fiscal 2007 and 2006, respectively.

Selling, general and administrative expenses increased for the current-year quarter and first six months of fiscal 2007 primarily due to the higher sales volume, higher research and development expenses and higher incentive compensation.

Interest expense for the current-year quarter and first six months of fiscal 2007 increased primarily due to higher average debt outstanding.

Other (income) expense, net in the current-year quarter and first six months of fiscal 2007 included $6.2 million of income related to the final accounting for a divestiture completed in fiscal 2002. Other (income) expense, net for the first six months of fiscal 2007 included $4.6 million of income related to a litigation settlement. Other (income) expense, net for the prior-year quarter and first six months of fiscal 2006 included a loss of $11.0 million resulting from the divestiture of the Thermoplastics division.

Effective tax rate from continuing operations for the current-year quarter and first six months of fiscal 2007 reflects an $11.0 million benefit, $6.3 million of which relates to fiscal 2006, resulting from the renewal of the Federal Tax Credit for Increasing Research Activities.

Income from continuing operations for the current-year quarter and first six months of fiscal 2007 was positively affected by a decrease in expense of approximately $6.4 million and $11.9 million, respectively, related to qualified defined benefit plans, resulting primarily from changes in actuarial assumptions and the amortization of actuarial losses.

Discontinued operations represents the operating results and related gain on the sale, net of tax of the Astron Buildings business which was divested in August 2005. Included in discontinued operations for the six months ended December 31, 2005 is an after-tax gain on the sale of Astron of approximately $27.8 million. The gain is primarily attributable to foreign currency translation adjustments.

Backlog increased from the prior-year quarter due to an increase in order rates throughout most businesses in all Segments, especially in Industrial International. Backlog increased from the June 30, 2006 amount of $2,695.9 million primarily due to an increase in order rates in the Industrial International businesses.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2006	2005	2006	2005
Net sales
North America	$959.7	$929.7	$1,960.4	$1,859.0
International	922.0	676.5	1,799.7	1,297.3
Operating income
North America	133.9	130.2	287.0	267.4
International	$121.8	$68.1	$249.3	$148.5
Operating income, as a percent of net sales
North America	14.0%	14.0%	14.6%	14.4%
International	13.2%	10.1%	13.9%	11.4%
Backlog	$1,264.7	$1,062.9	$1,264.7	$1,062.9

The Industrial Segment operations experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending December 31
	Three months	Six months
Industrial North America – as reported	3.2%	5.5%
Acquisitions	2.2%	3.3%
Currency	0.0%	0.2%

Industrial North America – without acquisitions and currency	1.0%	2.0%

Industrial International – as reported	36.3%	38.7%
Acquisitions	14.1%	19.4%
Currency	10.1%	7.7%

Industrial International – without acquisitions and currency	12.1%	11.6%

Total Industrial Segment – as reported	17.1%	19.1%
Acquisitions	7.2%	9.9%
Currency	4.3%	3.3%

Total Industrial Segment – without acquisitions and currency	5.6%	5.9%

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

Excluding the effects of acquisitions and foreign currency changes, the slight increase in Industrial North American sales for the current-year quarter and first six months of fiscal 2007 reflects higher end-user demand experienced across most of the Industrial North American markets, particularly in the construction, mining, microelectronics, oil and gas and general industrial machinery markets, partially offset by lower demand in the automotive market. The increase in Industrial International sales for the current-year quarter and first six months of fiscal 2007 is primarily attributed to higher volume across most markets in all regions, particularly in Europe and the Asia Pacific region.

The increase in Industrial North American margins for the first six months of fiscal 2007 and the increase in Industrial International margins for the current-year quarter and first six months of fiscal 2007 is primarily due to the higher sales volume, benefits realized from the Company’s financial performance initiatives and benefits from past business realignments. Industrial North American and Industrial International margins were negatively impacted by higher business realignment costs in the current-year quarter as compared to the prior-year quarter. Also, acquisitions, not yet fully integrated, negatively impacted Industrial International margins in the current-year quarter and both Industrial North American and Industrial International margins for the first six months of fiscal 2007.

The increase in backlog from a year ago is primarily due to higher order rates experienced in virtually all of the markets of the Industrial Segment with the largest portion of the increase being experienced in the Industrial International businesses. Backlog increased from the June 30, 2006 amount of $1,177.8 million primarily due to higher order rates in the Industrial International operations.

The Company anticipates Industrial North American sales for fiscal 2007 will exceed their fiscal 2006 level by less than one percent and Industrial International sales for fiscal 2007 will exceed their fiscal 2006 level by approximately 28 percent. Industrial North American operating margins in fiscal 2007 are expected to increase to a range of 14.8 percent to 15.2 percent and Industrial International operating margins are expected to range from 13.3 percent to 13.7 percent. The Company expects to continue to take the actions necessary to structure appropriately the Industrial Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2007.

Aerospace Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2006	2005	2006	2005
Net sales	$402.0	$345.3	$804.4	$694.1
Operating income	$67.8	$47.3	$136.4	$102.1
Operating income, as a percent of net sales	16.9%	13.7%	17.0%	14.7%
Backlog	$1,328.6	$1,270.5	$1,328.6	$1,270.5

The increase in sales in the Aerospace Segment for the current-year quarter and first six months of fiscal 2007 is primarily due to an increase in both commercial original equipment manufacturer (OEM) and aftermarket volume. The higher margins were primarily due to a higher concentration of sales occurring in the aftermarket businesses in the current-year quarter and first six months of fiscal 2007.

The increase in backlog from the prior-year quarter is due to higher order rates experienced in the commercial businesses. Shipments were about the same as order rates in the current-year quarter resulting in the slight increase in backlog from the June 30, 2006 amount of $1,328.3 million. For fiscal 2007, sales are expected to increase approximately nine percent from their fiscal 2006 level and operating margins are expected to range from 15.2 percent to 15.6 percent. Heavier commercial OEM volume in future product mix could result in lower margins.

Climate & Industrial Controls Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2006	2005	2006	2005
Net sales	$227.4	$206.0	$498.2	$420.8
Operating income	$7.0	$9.9	$37.8	$28.5
Operating income, as a percent of net sales	3.1%	4.8%	7.6%	6.8%
Backlog	$189.2	$161.5	$189.2	$161.5

The Climate & Industrial Controls Segment operations experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending December 31
	Three months	Six months
CIC Segment – as reported	10.4%	18.4%
Acquisitions	8.7%	10.7%
Currency	2.4%	1.9%

CIC Segment – without acquisitions and currency	(0.7)%	5.8%

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

Excluding the effects of acquisitions and foreign currency changes, the increase in sales in the Climate & Industrial Controls Segment for the first six months of fiscal 2007 is primarily due to higher end-user demand in the residential air conditioning market. The lower margins in the current-year quarter are primarily due to product mix as well as costs incurred to integrate recent acquisitions. The higher margins for the first six months of fiscal 2007 is primarily due to the higher sales volume and the absence of business realignment costs incurred in the first half of fiscal 2006.

The increase in backlog from the prior-year quarter is primarily due to acquisitions as well as higher order rates in the residential air conditioning market. Backlog declined slightly from the June 30, 2006 amount of $189.8 million primarily due to shipments exceeding new orders in the residential air conditioning market. For fiscal 2007, sales are expected to increase by approximately four percent from their fiscal 2006 level and operating margins are expected to be in a range of 7.1 percent to 7.5 percent. The Company expects to continue to take the actions necessary to structure appropriately the Climate & Industrial Controls Segment to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2007.

Corporate general and administrative expenses were $44.0 million in the current-year quarter compared to $28.5 million in the prior-year quarter and were $80.6 million for the first six months of fiscal 2007 compared to $57.3 million for the first six months of fiscal 2006. As a percent of sales, corporate general and administrative expenses for the current-year quarter increased to 1.8 percent compared to 1.3 percent for the prior-year quarter and increased to 1.6 percent for the first six months of fiscal 2007 compared to 1.3 percent for the first six months of fiscal 2006. The higher expense in the current-year quarter and first six months of fiscal 2007 is primarily due to higher research and development expenses, fees for professional services and employee welfare and benefit expenses.

Included in Other (income) expense (in the Business Segment Results by Industry) for the current-year quarter and first six months of fiscal 2007 are $14.1 million and $16.0 million, respectively, of foreign currency transaction gains compared to a gain of $2.2 million in the prior-year quarter and a loss of $5.6 million for the first six months of fiscal 2006. Other (income) expense for the current-year quarter and first six months of fiscal 2007 includes $3.4 million and $8.9 million, respectively, of pension expense compared to $12.9 million and $25.2 million for the prior-year quarter and first six months of fiscal 2006, respectively. The decrease in expense primarily results from changes in actuarial assumptions and lower amortization of actuarial losses. Other (income) expense for the first six months of fiscal 2007 includes a gain of $4.6 million related to a litigation settlement and a gain of $6.2 million related to the final accounting for a divestiture completed in fiscal 2002. Other (income) expense for the first six months of fiscal 2006 includes a loss on a divestiture of $11.0 million.

DISCONTINUED OPERATIONS

In August 2005, the Company divested its Astron Buildings business. The following results of operations for this business unit have been presented as discontinued operations for the six months ended December 31, 2005.

(in millions)	2005
Net sales	$21,672
Operating income, net of taxes	1,131
Gain on sale of discontinued operations, net of taxes	27,753
Income from discontinued operations	$28,884

BALANCE SHEET

(in millions)	December 31, 2006	June 30, 2006
Accounts receivable	$1,524.2	$1,592.3
Inventories	1,314.4	1,182.9
Plant and equipment, net of accumulated depreciation	1,706.8	1,693.8
Goodwill	2,170.7	2,010.5
Intangible assets, net	469.2	471.1
Other assets	933.3	859.1
Accounts payable, trade	701.0	770.7
Accrued liabilities	658.5	698.0
Accrued domestic and foreign taxes	120.1	140.4
Shareholders’ equity	4,317.1	4,241.2
Working capital	$1,257.0	$1,458.0
Current ratio	1.66	1.87

Accounts receivable are primarily receivables due from customers for sales of product ($1,339.4 million at December 31, 2006 and $1,475.9 million at June 30, 2006). Accounts receivable decreased $68.1 million with days sales outstanding relating to trade accounts receivable decreasing to 49 days from 51 days at June 30, 2006.

Inventories increased $131.5 million since June 30, 2006, with days supply increasing to 71 days from 60 days at June 30, 2006. The increase in days supply of inventory during the first six months of fiscal 2007 is primarily due to a build in inventory in certain businesses in order to meet increasing customer demand.

Plant and equipment, net of accumulated depreciation increased primarily due to current-year acquisitions partially offset by depreciation exceeding capital expenditures.

Goodwill increased primarily as a result of current-year acquisitions.

Other assets increased since June 30, 2006 primarily as a result of $111.0 million in voluntary contributions that were made to the Company’s qualified defined benefit pension plans during the first six months of fiscal 2007.

Accounts payable, trade decreased $69.7 million from June 30, 2006 primarily due to the timing of payments for purchases.

Accrued liabilities decreased $39.5 million primarily as a result of the payment of fiscal 2006 incentive compensation during the first six months of fiscal 2007 partially offset by current-year acquisitions.

Accrued domestic and foreign taxes decreased primarily due to timing of tax payments.

Due to the weakening of the dollar, foreign currency translation adjustments resulted in an increase in shareholders’ equity of $64.5 million during the first half of fiscal 2007. The translation adjustments primarily affected Accounts receivable, Inventories, Plant and equipment, Goodwill and Long-term debt.

STATEMENT OF CASH FLOWS

	Six months ended December 31,
(in millions)	2006	2005
Cash provided by (used in):
Operating activities	$307.6	$420.2
Investing activities	(254.0)	(824.5)
Financing activities	(67.6)	382.0
Effect of exchange rates	(0.5)	(0.4)
Net (decrease) in cash and cash equivalents	$(14.5)	$(22.7)

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

Cash flow from financing activities - The decrease in cash provided by financing activities from the prior year is due to common stock activity which used cash of $360.6 million in fiscal 2007 compared to providing cash of $1.8 million in fiscal 2006. The change in common stock activity in fiscal 2007 is primarily due to a higher level of repurchases of the Company’s common stock for treasury during the first six months of fiscal 2007 compared to the first six months of fiscal 2006.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of no more than 37 percent.

Debt to Debt-Equity Ratio (in millions)	December 31, 2006	June 30, 2006
Debt	$1,505.5	$1,131.5
Debt & equity	$5,822.6	$5,372.7
Ratio	25.9%	21.1%

The Company has a line of credit totaling $1,025 million through a multi-currency revolving credit agreement with a group of banks, of which $654.1 million was available as of December 31, 2006. The Company has the right, no more than once a year, to increase the facility amount, in minimum increments of $25 million up to a maximum facility amount of $1,250 million. The credit agreement expires October 2011, however the Company has the right to request a one-year extension of the expiration date on an annual basis. The credit agreement supports the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch, Inc. These ratings are considered investment grade. The revolving credit agreement requires a facility fee of

5/100ths of one percent of the commitment per annum at the Company’s present rating level. The revolving credit agreement contains provisions that increase the facility fee of the credit agreement in the event the Company’s credit ratings are lowered. A lowering of the Company’s credit ratings would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

The Company’s revolving credit agreement and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the revolving credit agreement for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. At the Company’s present rating level, the most restrictive financial covenant provides that the ratio of secured debt to net tangible assets be less than 10 percent. As of December 31, 2006, the ratio of secured debt to net tangible assets was less than one percent. The Company is in compliance with all covenants and expects to remain in compliance during the term of the agreement and indentures.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the effect on the Company’s financial position or results of operations of complying with the provisions of FIN 48.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the second quarter of fiscal 2007. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.
(b)	Use of Proceeds. Not applicable.
(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 through October 31, 2006	387,700		$82.36	387,700	6,660,027
November 1, 2006 through November 30, 2006	1,684,910	(2)	$83.17	1,684,300	4,975,727
December 1, 2006 through December 31, 2006	305,627		$82.77	305,627	4,670,100
Total:	2,378,237		$82.99	2,377,627	4,670,100

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3.0 million shares of its common stock. From time to time, the Board of Directors has adjusted the number of shares authorized for repurchase under this program. On each of February 1, 2006 and January 25, 2007, the Company publicly announced that its Board of Directors approved an increase in the number of shares authorized for repurchase under this program so that, beginning on each date, the aggregate number of shares authorized for repurchase was equal to 10 million. There is no expiration date for this program.
(2)	Includes 610 shares surrendered to the Company by certain non-employee Directors in order to satisfy tax withholding obligations upon the vesting of restricted stock under the Company’s Non-Employee Director’s Stock Plan.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of the Shareholders of the Company was held on October 25, 2006.

(b)	Not applicable.

(c)(i)	The Shareholders elected four directors to the three-year class whose term of office will expire in 2009, as follows:

	Votes For	Votes Withheld
Robert J. Kohlhepp	75,863,533	32,210,789
Giulio Mazzalupi	74,198,887	33,875,435
Klaus-Peter Müller	74,326,096	33,748,226
Markos I. Tambakeras	74,284,017	33,790,305

(ii)	The Shareholders ratified the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Company for the fiscal year ending June 30, 2007, as follows:

For	104,913,336
Against	2,225,419
Abstain	935,567

(iii)	The Shareholders approved a shareholder proposal requesting that the Board of Directors take the steps necessary to declassify the election of Directors, as follows:

For	70,260,097
Against	26,534,497
Abstain	1,504,607
Broker non-votes	9,775,121

(d)	Not applicable.

Item 6. Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2006.

Exhibit 31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION (Registrant)

/s/ Timothy K. Pistell
Timothy K. Pistell
Executive Vice President - Finance and Administration and Chief Financial Officer

Date: February 2, 2007

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2006.

Exhibit 31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.