Form 10-Q
period 2007-03-31
PARKER HANNIFIN CORP
filed 2007-05-04
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of Common Shares outstanding at March 31, 2007 115,827,150

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net sales	$2,780,969	$2,498,068	$7,843,694	$6,769,156
Cost of sales	2,163,828	1,952,191	6,049,193	5,313,627

Gross profit	617,141	545,877	1,794,501	1,455,529
Selling, general and administrative expenses	308,562	276,700	893,427	759,559
Interest expense	22,403	21,038	61,879	57,096
Other (income) expense, net	(8,750)	(6,929)	(22,153)	4,242

Income from continuing operations before income taxes	294,926	255,068	861,348	634,632
Income taxes	85,617	77,545	248,488	184,237

Income from continuing operations	$209,309	$177,523	$612,860	$450,395
Income from discontinued operations				28,884

Net income	$209,309	$177,523	$612,860	$479,279

Basic earnings per share:
Income from continuing operations	$1.81	$1.49	$5.25	$3.78
Income from discontinued operations				.25

Net income per share	$1.81	$1.49	$5.25	$4.03

Diluted earnings per share:
Income from continuing operations	$1.78	$1.46	$5.17	$3.73
Income from discontinued operations				.24

Net income per share	$1.78	$1.46	$5.17	$3.97

Cash dividends per common share	$.26	$.23	$.78	$.69

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	(Unaudited) March 31, 2007	June 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$183,727	$171,553
Accounts receivable, net	1,717,153	1,592,323
Inventories:
Finished products	518,711	520,159
Work in process	575,283	494,469
Raw materials	176,977	168,250

	1,270,971	1,182,878

Prepaid expenses	64,200	64,238
Deferred income taxes	132,261	127,986

Total current assets	3,368,312	3,138,978

Plant and equipment	4,219,480	4,086,367
Less accumulated depreciation	2,510,241	2,392,573

	1,709,239	1,693,794
Goodwill	2,169,631	2,010,458
Intangible assets, net	491,383	471,095
Other assets	969,972	859,107

Total assets	$8,708,537	$8,173,432

LIABILITIES
Current liabilities:
Notes payable	$293,456	$72,039
Accounts payable, trade	734,801	770,665
Accrued liabilities	720,770	698,014
Accrued domestic and foreign taxes	147,734	140,387

Total current liabilities	1,896,761	1,681,105
Long-term debt	1,115,987	1,059,461
Pensions and other postretirement benefits	833,123	811,479
Deferred income taxes	122,942	118,544
Other liabilities	219,282	261,640

Total liabilities	4,188,095	3,932,229

SHAREHOLDERS’ EQUITY
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued
Common stock, $.50 par value; authorized 600,000,000 shares; issued 120,683,890 shares at March 31 and June 30	60,342	60,342
Additional capital	533,256	510,869
Retained earnings	4,438,085	3,916,412
Unearned compensation related to guarantee of ESOP debt	(15,848)	(25,809)
Deferred compensation related to stock options	2,308	2,347
Accumulated other comprehensive (loss)	(114,081)	(194,819)

	4,904,062	4,269,342
Less treasury shares, at cost:
4,856,740 shares at March 31 and 368,695 shares at June 30	(383,620)	(28,139)

Total shareholders’ equity	4,520,442	4,241,203

Total liabilities and shareholders’ equity	$8,708,537	$8,173,432

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$612,860	$479,279
Adjustments to reconcile net income to net cash provided by operations:
Net (income) from discontinued operations		(28,884)
Depreciation	185,928	180,783
Amortization	36,091	28,486
Stock-based compensation	28,517	28,072
Deferred income taxes	(39,217)	(18,821)
Foreign currency transaction (gain) loss	(19,849)	5,224
(Gain) loss on sale of plant and equipment	(15,798)	11,883

Changes in assets and liabilities:
Accounts receivable, net	(68,205)	(77,817)
Inventories	(55,950)	(4,239)
Prepaid expenses	(2,736)	9,065
Other assets	(128,099)	(31,290)
Accounts payable, trade	(55,528)	(23,592)
Accrued payrolls and other compensation	20,242	(19,128)
Accrued domestic and foreign taxes	30,123	65,763
Other accrued liabilities	(6,999)	(1,825)
Pensions and other postretirement benefits	12,558	12,794
Other liabilities	2,941	3,547
Discontinued operations		(9,266)

Net cash provided by operating activities	536,879	610,034

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $1,088 in 2007 and $20,846 in 2006)	(188,340)	(809,566)
Capital expenditures	(174,946)	(152,654)
Proceeds from sale of plant and equipment	35,389	23,767
Proceeds from sale of businesses		92,715
Other	(2,839)	(13,125)
Discontinued operations		(100)

Net cash (used in) investing activities	(330,736)	(858,963)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) proceeds from common share activity	(361,651)	27,517
Proceeds from notes payable, net	227,199	278,025
Proceeds from long-term borrowings	48,992	523,064
(Payments for) long-term borrowings	(21,995)	(583,709)
Dividends	(91,187)	(82,101)

Net cash (used in) provided by financing activities	(198,642)	162,796
Effect of exchange rate changes on cash	4,673	793

Net increase (decrease) in cash and cash equivalents	12,174	(85,340)
Cash and cash equivalents at beginning of year	171,553	336,080

Cash and cash equivalents at end of period	$183,727	$250,740

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

Climate & Industrial Controls—This segment manufactures motion-control systems and components for use primarily in the refrigeration and air conditioning and transportation industries.

Business Segment Results by Industry

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net sales
Industrial:
North America	$1,048,474	$1,062,686	$3,008,902	$2,921,651
International	1,017,953	774,018	2,817,668	2,071,308
Aerospace	436,476	390,966	1,240,873	1,085,047
Climate & Industrial Controls	278,066	270,398	776,251	691,150

Total	$2,780,969	$2,498,068	$7,843,694	$6,769,156

Segment operating income
Industrial:
North America	$146,794	$164,659	$433,822	$432,019
International	140,456	98,933	389,756	247,442
Aerospace	66,219	54,470	202,622	156,575
Climate & Industrial Controls	19,232	23,752	57,019	52,282

Total segment operating income	372,701	341,814	1,083,219	888,318
Corporate general and administrative expenses	40,538	36,159	121,168	93,475

Income from continuing operations before interest expense and other	332,163	305,655	962,051	794,843
Interest expense	22,403	21,038	61,879	57,096
Other expense	14,834	29,549	38,824	103,115

Income from continuing operations before income taxes	$294,926	$255,068	$861,348	$634,632

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1.	Management representation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007, the results of operations for the three and nine months ended March 31, 2007 and 2006 and cash flows for the nine months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

2.	New accounting pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the effect on the Company’s financial position or results of operations of complying with the provisions of FIN 48 but does not anticipate the effect to be material.

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

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Statement No. 158 amends FASB Statements No. 87, 88, 106 and 132R. Statement No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status recognition provision is effective for the Company as of the end of the fiscal year ending June 30, 2007. Statement No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The measurement date provision of Statement No. 158 is effective for the Company for the fiscal year ending June 30, 2009. At this time, the Company is unable to determine the effect on the Company’s financial position of complying with the funded status recognition provisions of Statement No. 158 as the effect is dependent on the fair value of plan assets as of June 30, 2007.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect to measure any of its financial assets or financial liabilities at fair value as permitted by Statement No. 159.

3.	Product warranty

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of March 31, 2007 and June 30, 2006 is immaterial to the financial position of the Company and the change in the accrual for the current quarter and first nine months of fiscal 2007 is immaterial to the Company’s results of operations and cash flows.

4.	Earnings per share

The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share from continuing operations for the three and nine months ended March 31, 2007 and 2006.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$209,309	$177,523	$612,860	$450,395

Denominator:
Basic—weighted average common shares	115,450,866	119,453,865	116,687,517	119,052,517
Increase in weighted average from dilutive effect of equity-based awards	2,022,909	1,726,833	1,865,366	1,595,030

Diluted—weighted average common shares, assuming exercise of equity-based awards	117,473,775	121,180,698	118,552,883	120,647,547

Basic earnings per share from continuing operations	$1.81	$1.49	$5.25	$3.78
Diluted earnings per share from continuing operations	$1.78	$1.46	$5.17	$3.73

For the three months ended March 31, 2007 and 2006, 80,474 and 1,786,432 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended March 31, 2007 and 2006, 1,639,169 and 2,013,646 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

5.	Stock repurchase program

The Company has a program to repurchase common shares of the Company. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows, and the shares are initially held as treasury stock. The Company repurchased 237,327 shares of its common stock at an average price of $84.27 per share during the three-month period ended March 31, 2007. Fiscal year-to-date, the Company repurchased 5,237,327 shares at an average price of $78.87 per share.

6.	Shareholders’ protection rights agreement

On January 25, 2007, the Board of Directors of the Company declared a dividend of one Shareholders’ Right for each common share outstanding on February 17, 2007 in relation to the Company’s Shareholders Protection Rights Agreement. As of March 31, 2007, 115,827,150 common shares were reserved for issuance under this agreement. Under certain conditions involving acquisition of, or an offer for, 15 percent or more of the Company’s common shares, all holders of Shareholders’ Rights would be entitled to purchase one common share at an exercise price of $240. In addition, in certain circumstances, all holders of Shareholders’ Rights (other than the acquiring entity) would be entitled to purchase a number of common shares equal to twice the exercise price, or at the option of the Board, to exchange each Shareholders’ Right for one common share. The Shareholders’ Rights remain in existence until February 17, 2017, unless extended by the Board of Directors or earlier redeemed (at one cent per Shareholders’ Right), exercised or exchanged under the terms of the agreement.

7.	Comprehensive income

The Company’s primary item of other comprehensive income (loss) is foreign currency translation adjustments. Comprehensive income for the three and nine months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net income	$209,309	$177,523	$612,860	$479,279
Foreign currency translation adjustments	16,110	26,146	80,561	10,963
Realized (gain) on marketable equity securities				(18)
Unrealized (loss) on marketable equity securities				(8)
Realized loss on cash flow hedges	59	60	177	100
Unrealized gain on cash flow hedges				5,161

Comprehensive income	$225,478	$203,729	$693,598	$495,477

Foreign currency translation adjustments are net of taxes of $2,093 and $7,388 for the three and nine months ended March 31, 2007, respectively, and $404 and $2,329 for the three and nine months ended March 31, 2006, respectively. The realized (gain) on marketable equity securities is net of taxes of $14 for the nine months ended March 31, 2006, and is reflected in the Other (income) expense, net caption in the Consolidated Statement of Income. The unrealized (loss) on marketable equity securities is net of taxes of $2 for the nine months ended March 31, 2006. The realized loss on cash flow hedges is net of taxes of $37 and $110 for the three and nine months ended March 31, 2007, respectively, and $36 and $60 for the three and nine months ended March 31, 2006, respectively, and is reflected in the Interest expense caption in the Consolidated Statement of Income. The unrealized gain on cash flow hedges is net of taxes of $3,116 for the nine months ended March 31, 2006.

8.	Business realignment charges

During the third quarter of fiscal 2007, the Company recorded a $6,090 charge ($3,759 after-tax or $.03 per diluted share) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily consists of severance costs and costs to relocate machinery and equipment. The severance costs are primarily attributable to approximately 130 employees in the Industrial Segment. A portion of the severance payments have been made with the remaining payments expected to be made within the next twelve months. The business realignment costs are presented in the Consolidated Statement of Income for the three months ended March 31, 2007 as follows: $3,564 in Cost of sales and $2,526 in Selling, general and administrative expenses.

During the first nine months of fiscal 2007, the Company recorded charges of $16,535 ($10,207 after-tax or $.08 per diluted share) for business realignment costs primarily related to the Industrial Segment. The business realignment costs are presented in the Consolidated Statement of Income for the nine months ended March 31, 2007 as follows: $12,524 in Cost of sales and $4,011 in Selling, general and administrative expenses.

During the third quarter of fiscal 2006, the Company recorded a $5,117 charge ($3,193 after-tax or $.03 per share) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily consisted of severance costs and costs to relocate machinery and equipment. The severance costs were attributable to 150 employees in the Industrial Segment. All severance payments have been made. The business realignment costs are presented in the Consolidated Statement of Income for the three months ended March 31, 2006 as follows: $4,286 in Cost of sales and $831 in Selling, general and administrative expenses.

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

9.	Goodwill and intangible assets

During the third quarter of fiscal 2007, the Company completed its annual goodwill impairment test required by FASB Statement No. 142. No goodwill impairment loss was required to be recognized.

The changes in the carrying amount of goodwill for the nine months ended March 31, 2007 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance June 30, 2006	$1,625,983	$87,543	$296,932	$2,010,458
Acquisitions	102,320		13,763	116,083
Foreign currency translation	43,912	15	2,903	46,830
Goodwill adjustments	3,367	158	(7,265)	(3,740)

Balance March 31, 2007	$1,775,582	$87,716	$306,333	$2,169,631

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

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	March 31, 2007		June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$81,242	$27,433	$66,767	$22,289
Trademarks	176,310	23,602	133,576	13,289
Customer lists and other	350,237	65,371	351,366	45,036

Total	$607,789	$116,406	$551,709	$80,614

Total intangible amortization expense for the nine months ended March 31, 2007 was $35,189. The estimated amortization expense for the five years ending June 30, 2007 through 2011 is $39,809, $37,329, $35,994, $35,501 and $32,391, respectively.

10.	Retirement benefits

Net periodic pension cost recognized included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Service cost	$19,216	$19,701	$57,672	$59,085
Interest cost	37,547	33,298	112,563	100,043
Expected return on plan assets	(43,608)	(36,390)	(130,517)	(109,616)
Net amortization and deferral and other	17,543	22,650	53,694	66,071

Net periodic benefit cost	$30,698	$39,259	$93,412	$115,583

Postretirement benefit cost recognized included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Service cost	$414	$515	$1,242	$1,544
Interest cost	1,425	1,390	4,275	4,169
Net amortization and deferral and other	(144)	65	(434)	196

Net periodic benefit cost	$1,695	$1,970	$5,083	$5,909

During the first nine months of fiscal 2007, the Company made $161 million in voluntary contributions to its qualified defined benefit plans. The Company expects to contribute a total of approximately $190 million to its qualified defined benefit plans in fiscal 2007.

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007

AND COMPARABLE PERIODS ENDED MARCH 31, 2006

OVERVIEW

The Company is a leading worldwide diversified manufacturer of motion control technologies and systems, providing precision engineered solutions for a wide variety of commercial, mobile, industrial and aerospace markets.

The Company’s order rates provide a near-term perspective of the Company’s outlook particularly when viewed in the context of prior and future order rates. The Company currently publishes its order rates on a monthly basis. However, as previously announced, beginning with fiscal year 2008, the Company will publish order rates on a quarterly basis in order to more effectively characterize the longer term trends of the Company’s markets. The lead time between the time an order is received and revenue is realized generally ranges from one day to 12 weeks for commercial, mobile and industrial orders and from one day to 18 months for aerospace orders. The Company believes the leading economic indicators of these markets that have a strong correlation to the Company’s future order rates are as follows:

•	Institute of Supply Management (ISM) index of manufacturing activity with respect to North American commercial, mobile and industrial markets,

•	Purchasing Managers Index (PMI) on manufacturing activity with respect to most International commercial, mobile and industrial markets, and

•	Aircraft miles flown, revenue passenger miles and Department of Defense spending for aerospace markets.

An ISM and PMI index above 50 indicates that the manufacturing economy is expanding resulting in the expectation that the Company’s order rates in the commercial, mobile and industrial markets should be positive year-over-year. The ISM index at the end of March 2007 was 50.9 and the most recent PMI for the Eurozone countries was 55.6. With respect to the aerospace market, aircraft miles flown and revenue passenger miles continue to show improvement over comparable fiscal 2006 levels while Department of Defense spending in fiscal 2007 is expected to increase slightly from its fiscal 2006 level.

The Company also believes that there is a high correlation between interest rates and industrial manufacturing activity. The Federal Reserve has not raised the federal funds rate during fiscal 2007 but did raise the federal funds rate eight times during fiscal 2006. Additional increases in interest rates could have a negative impact on industrial production thereby lowering future order rates.

The Company’s major opportunities for growth are as follows:

•	Leverage the Company’s broad product line with customers desiring to consolidate their vendor base and outsource engineering,

•	Marketing systems solutions for customer applications,

•	Expand the Company’s business presence outside of North America,

•	New product introductions, including those resulting from the Company’s innovation initiatives,

•	Strategic acquisitions in a consolidating industry, and

•	Expanding the Company’s vast distribution network.

The financial condition of the Company remains strong as evidenced by the continued generation of substantial cash flows from operations, a debt to debt-equity ratio of 23.8 percent, ample borrowing capabilities and strong credit ratings. Cash flows from operations for the first nine months of fiscal 2007 were $536.9 million or 6.8 percent of sales after making $161 million in voluntary contributions to the Company’s qualified defined benefit plans.

Many acquisition opportunities remain available to the Company within its target markets. During the first nine months of fiscal 2007, the Company completed eight acquisitions whose aggregate annual revenues were approximately $134 million. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess the strategic fit of its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term fit for the Company.

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

CONSOLIDATED STATEMENT OF INCOME

	Three months ended March 31,		Nine months ended March 31,
(dollars in millions)	2007	2006	2007	2006
Net sales	$2,781.0	$2,498.1	$7,843.7	$6,769.2
Gross profit	$617.1	$545.9	$1,794.5	$1,455.5
Gross profit margin	22.2%	21.9%	22.9%	21.5%
Selling, general and administrative expenses	$308.6	$276.7	$893.4	$759.6
Selling, general and administrative expenses, as a percent of sales	11.1%	11.1%	11.4%	11.2%
Interest expense	$22.4	$21.0	$61.9	$57.1
Other (income) expense, net	$(8.8)	$(6.9)	$(22.2)	$4.2
Effective tax rate from continuing operations	29.0%	30.4%	28.8%	29.0%
Income from continuing operations	$209.3	$177.5	$612.9	$450.4
Income from continuing operations, as a percent of sales	7.5%	7.1%	7.8%	6.7%
Discontinued operations				$28.9
Backlog	$2,858.5	$2,696.9	$2,858.5	$2,696.9

Net sales for the current-year quarter and first nine months of fiscal 2007 increased 11.3 percent and 15.9 percent, respectively, over the comparable prior year net sales amounts reflecting higher volume experienced in all Segments, except for the Industrial North American Segment in the current-year quarter. Acquisitions in the last 12 months contributed about 35 percent of the net sales increase in the current-year quarter and about 43 percent of the increase for the first nine months of fiscal 2007. The effect of currency rate changes increased net sales by approximately $64 million and $182 million in the current-year quarter and first nine months of fiscal 2007, respectively.

Gross profit margin increased in the current-year quarter and first nine months of fiscal 2007 primarily due to a combination of the increase in sales as well as the effects of the Company’s financial performance initiatives, especially with respect to lean manufacturing. Also included in gross profit are business realignment charges of $3.6 million and $4.3 million in the current-year quarter and prior-year quarter, respectively, and $12.5 million and $10.1 million for the first nine months of fiscal 2007 and 2006, respectively.

Selling, general and administrative expenses increased for the current-year quarter and first nine months of fiscal 2007 primarily due to the higher sales volume, higher research and development expenses and higher incentive compensation.

Interest expense for the current-year quarter and first nine months of fiscal 2007 increased primarily due to higher average debt outstanding as well as higher interest rates, primarily on commercial paper borrowings.

Other (income) expense, net in the current-year quarter and first nine months of fiscal 2007 included $6.5 million and $9.9 million, respectively, of income related to the sale of real estate. Other (income) expense, net for the first nine months of fiscal 2007 included $6.2 million of income related to the final accounting for a divestiture completed in fiscal 2002, $4.6 million of income related to a litigation settlement and $4.8 million of losses from minority interests. Other (income) expense, net for the prior-year quarter and first nine months of fiscal 2006 included income of $6.3 million related to a litigation settlement. Other (income) expense, net for the first nine months of fiscal 2006 included a loss of $11.0 million resulting from the divestiture of the Thermoplastics division.

Effective tax rate from continuing operations for the current-year quarter and first nine months of fiscal 2007 reflects a $13.4 million benefit, $5.6 million of which relates to fiscal 2006, resulting from the renewal of the Federal Tax Credit for Increasing Research Activities.

Income from continuing operations for the current-year quarter and first nine months of fiscal 2007 was positively affected by a decrease in expense of approximately $5.7 million and $17.6 million, respectively, related to qualified defined benefit plans, resulting primarily from changes in actuarial assumptions and the amortization of actuarial losses.

Discontinued operations represents the operating results and related gain on the sale, net of tax of the Astron Buildings business which was divested in August 2005. Included in discontinued operations for the nine months ended March 31, 2006 is an after-tax gain on the sale of Astron of approximately $27.8 million. The gain is primarily attributable to foreign currency translation adjustments.

Backlog increased from the prior-year quarter due to an increase in order rates throughout most businesses in all Segments, especially in Industrial International. Backlog increased slightly from the June 30, 2006 amount of $2,695.9 million primarily due to an increase in order rates in the Industrial International businesses.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three months ended March 31,		Nine months ended March 31,
(dollars in millions)	2007	2006	2007	2006
Net sales
North America	$1,048.5	$1,062.7	$3,008.9	$2,921.7
International	1,018.0	774.0	2,817.7	2,071.3
Operating income
North America	146.8	164.7	433.8	432.0
International	$140.5	$98.9	$389.8	$247.4
Operating income, as a percent of net sales
North America	14.0%	15.5%	14.4%	14.8%
International	13.8%	12.8%	13.8%	11.9%
Backlog	$1,329.6	$1,163.3	$1,329.6	$1,163.3

The Industrial Segment operations experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending March 31
	Three months	Nine months
Industrial North America – as reported	(1.3)%	3.0%
Acquisitions	(1.6)%	(2.6)%
Currency	0.2%	(0.1)%

Industrial North America – without acquisitions and currency	(2.7)%	0.3%

Industrial International – as reported	31.5%	36.0%
Acquisitions	(9.4)%	(15.7)%
Currency	(8.8)%	(8.1)%

Industrial International – without acquisitions and currency	13.3%	12.2%

Total Industrial Segment – as reported	12.5%	16.7%
Acquisitions	(4.9)%	(8.0)%
Currency	(3.6)%	(3.4)%

Total Industrial Segment – without acquisitions and currency	4.0%	5.3%

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

Excluding the effects of acquisitions and foreign currency changes, the lower sales in Industrial North America for the current-year quarter reflect lower end-user demand experienced in several markets, most notably in automotive and heavy-duty truck. The higher Industrial North American sales for the first nine months of fiscal 2007 reflect higher end-user demand experienced in the first half of the current fiscal year across most of the Industrial North American markets, particularly in the construction, mining, semi-conductor, oil and gas and general industrial machinery markets. The increase in Industrial International sales for the current-year quarter and first nine months of fiscal 2007 is primarily attributed to higher volume across most markets in all regions, particularly in Europe and the Asia Pacific region.

The decrease in Industrial North American margins for the current-year quarter is primarily due to the lower sales volume, underabsorption of overhead resulting from a reduction in inventory during the current-year quarter and higher raw material costs. The increase in Industrial International margins for the current-year quarter and first nine months of fiscal 2007 is primarily due to the higher sales volume, benefits realized from the Company’s financial performance initiatives and benefits from past business realignments. Industrial North American and Industrial International margins were negatively impacted by higher business realignment costs in the current-year quarter and first nine months of fiscal 2007 as compared to the prior-year quarter and first nine months of fiscal 2006. Also, acquisitions, not yet fully integrated, negatively impacted both Industrial North American and Industrial International margins for the current-year quarter and first nine months of fiscal 2007.

The increase in backlog from a year ago is primarily due to higher order rates experienced in virtually all of the markets of the Industrial Segment with the largest portion of the increase being experienced in the Industrial International businesses. Backlog increased from the June 30, 2006 amount of $1,177.8 million primarily due to higher order rates in the Industrial International businesses.

The Company anticipates Industrial North American sales for fiscal 2007 will exceed their fiscal 2006 level by 1.8 percent and Industrial International sales for fiscal 2007 will exceed their fiscal 2006 level by approximately 33.0 percent. Industrial North American operating margins in fiscal 2007 are expected to range from 14.3 percent to 14.5 percent and Industrial International operating margins are expected to range from 13.8 percent to 14.0 percent. The Company expects to continue to take the actions necessary to structure appropriately the Industrial Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2007.

Aerospace Segment

	Three months ended March 31,		Nine months ended March 31,
(dollars in millions)	2007	2006	2007	2006
Net sales	$436.5	$391.0	$1,240.9	$1,085.0
Operating income	$66.2	$54.5	$202.6	$156.6
Operating income, as a percent of net sales	15.2%	13.9%	16.3%	14.4%
Backlog	$1,338.3	$1,341.3	$1,338.3	$1,341.3

The increase in sales in the Aerospace Segment for the current-year quarter and first nine months of fiscal 2007 is primarily due to an increase in both commercial original equipment manufacturer (OEM) and aftermarket volume. The higher margins were primarily due to a higher concentration of sales occurring in the aftermarket businesses in the current-year quarter and first nine months of fiscal 2007.

Shipments during the first nine months of fiscal 2007 were about the same as order rates resulting in a slight change in the backlog from the prior-year quarter and the June 30, 2006 amount of $1,328.3 million. For fiscal 2007, sales are expected to increase 10.6 percent from their fiscal 2006 level and operating margins are expected to range from 15.8 percent to 16.0 percent. Heavier commercial OEM volume in future product mix could result in lower margins.

Climate & Industrial Controls Segment

	Three months ended March 31,		Nine months ended March 31,
(dollars in millions)	2007	2006	2007	2006
Net sales	$278.1	$270.4	$776.3	$691.2
Operating income	$19.2	$23.8	$57.0	$52.3
Operating income, as a percent of net sales	6.9%	8.8%	7.3%	7.6%
Backlog	$190.5	$192.3	$190.5	$192.3

The Climate & Industrial Controls Segment operations experienced the following percentage changes in net sales in the current-year compared to the equivalent prior-year period:

	Period ending March 31
	Three months	Nine months
CIC Segment – as reported	2.8%	12.3%
Acquisitions	(1.9)%	(7.2)%
Currency	1.8%	(0.5)%

CIC Segment – without acquisitions and currency	2.7%	4.6%

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

Excluding the effects of acquisitions and foreign currency changes, the increase in sales in the Climate & Industrial Controls Segment for the current-year quarter is primarily due to new business on certain automotive platforms. The sales increase for the first nine months of fiscal 2007 was also due to higher end-user demand in the residential air conditioning market. The lower margins in the current-year quarter and first nine months of fiscal 2007 are primarily due to product mix, increased raw material costs as well as costs incurred to integrate recent acquisitions. Margins for the current-year quarter were adversely affected by the underabsorption of overhead resulting from a reduction in inventory during the current-year quarter. Margins for the first nine months of fiscal 2007 benefited from the absence of business realignment costs incurred in the first nine months of fiscal 2006.

The decline in backlog from the prior-year quarter and the June 30, 2006 amount of $189.8 million is primarily due to shipments exceeding new orders in the residential air conditioning market. For fiscal 2007, sales are expected to increase by 7.4 percent from their fiscal 2006 level and operating margins are expected to be in a range of 7.3 percent to 7.5 percent. The Company expects to continue to take the actions necessary to structure appropriately the Climate & Industrial Controls Segment to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2007.

Corporate general and administrative expenses were $40.5 million in the current-year quarter compared to $36.2 million in the prior-year quarter and were $121.2 million for the first nine months of fiscal 2007 compared to $93.5 million for the first nine months of fiscal 2006. As a percent of sales, corporate general and administrative expenses for the current-year quarter and first nine months of fiscal 2007 was 1.5 percent compared to 1.4 percent for the prior-year quarter and first nine months of fiscal 2006. The higher expense in the current-year quarter and first nine months of fiscal 2007 is primarily due to higher research and development expenses, fees for professional services and employee welfare and benefit expenses.

Other expense (in the Business Segment Results by Industry) included the following:

	Three months ended March 31,		Nine months ended March 31,
(dollars in millions)	2007	2006	2007	2006
Pension expense	$4.6	$13.0	$13.4	$38.3
Currency transaction loss (gain)	2.4	1.4	(13.6)	6.9
Lifo adjustment	2.9	7.0	10.1	11.0
Litigation settlements		(6.3)	(4.6)	(6.3)
Minority interests	0.4	0.4	4.8	0.7
Divestitures			(5.2)	11.5
(Gain) on sale of real estate	(6.5)	(0.9)	(9.9)	(0.9)
Other items, net	11.0	14.9	43.8	41.9

	$14.8	$29.5	$38.8	$103.1

DISCONTINUED OPERATIONS

In August 2005, the Company divested its Astron Buildings business. The following results of operations for this business unit have been presented as discontinued operations for the nine months ended March 31, 2006.

(dollars in millions)
Net sales	$21,672
Operating income, net of taxes	1,131
Gain on sale of discontinued operations, net of taxes	27,753
Income from discontinued operations	$28,884

CONSOLIDATED BALANCE SHEET

(dollars in millions)	March 31, 2007	June 30, 2006

Accounts receivable	$1,717.2	$1,592.3
Inventories	1,271.0	1,182.9
Plant and equipment, net of accumulated depreciation	1,709.2	1,693.8
Goodwill	2,169.6	2,010.5
Intangible assets, net	491.4	471.1
Other assets	970.0	859.1
Accounts payable, trade	734.8	770.7
Accrued liabilities	720.8	698.0
Accrued domestic and foreign taxes	147.7	140.4
Shareholders’ equity	4,520.4	4,241.2
Working capital	$1,471.6	$1,458.0
Current ratio	1.78	1.87

Accounts receivable are primarily receivables due from customers for sales of product ($1,534.1 million at March 31, 2007 and $1,475.9 million at June 30, 2006). The increase in accounts receivable was primarily due to higher sales and current-year acquisitions. Day sales outstanding relating to trade accounts receivable decreased slightly to 50 days from 51 days at June 30, 2006.

Inventories increased $88.1 million since June 30, 2006, with days supply increasing to 64 days from 60 days at June 30, 2006. The increase in inventory during the first nine months of fiscal 2007 is primarily due to current-year acquisitions as well as a build up in inventory in order to meet increasing customer demand in a number of markets.

Plant and equipment, net of accumulated depreciation increased primarily due to current-year acquisitions partially offset by depreciation exceeding capital expenditures.

Goodwill increased primarily as a result of current-year acquisitions.

Other assets increased since June 30, 2006 as a result of $161.0 million in voluntary contributions that were made to the Company’s qualified defined benefit pension plans during the first nine months of fiscal 2007.

Accounts payable, trade decreased $35.9 million from June 30, 2006 primarily due to the timing of payments for purchases.

Accrued liabilities increased $22.8 million primarily due to higher incentive compensation plan accruals and current-year acquisitions.

Due to the weakening of the U.S. dollar, foreign currency translation adjustments resulted in an increase in shareholders’ equity of $80.6 million during the first nine months of fiscal 2007. The translation adjustments primarily affected Accounts receivable, Inventories, Plant and equipment, Goodwill and Long-term debt.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended March 31,
(dollars in millions)	2007	2006
Cash provided by (used in):
Operating activities	$536.9	$610.0
Investing activities	(330.7)	(858.9)
Financing activities	(198.7)	162.8
Effect of exchange rates	4.7	0.8
Net increase (decrease) in cash and cash equivalents	$12.2	$(85.3)

Cash flows from operating activities—The decrease in net cash provided by operating activities in fiscal 2007 is primarily due to an increase in cash used to fund the Company’s qualified defined benefit plans as well as an increase in inventories.

Cash flow used in investing activities—The decrease in the amount of cash used in investing activities in fiscal 2007 is attributable primarily to a decrease in acquisition activity and the absence of proceeds from the sale of businesses, partially offset by an increase in capital expenditures.

Cash flow from financing activities – The decrease in cash provided by financing activities from the prior year is due to common stock activity which used cash of $361.7 million in fiscal 2007 compared to providing cash of $27.5 million in fiscal 2006. The change in common stock activity in fiscal 2007 is primarily due to a higher level of repurchases of the Company’s common stock for treasury during the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of no more than 37 percent.

Debt to Debt-Equity Ratio (dollars in millions)	March 31, 2007	June 30, 2006

Debt	$1,409.4	$1,131.5
Debt & equity	$5,929.9	$5,372.7
Ratio	23.8%	21.1%

The Company has a line of credit totaling $1,025 million through a multi-currency revolving credit agreement with a group of banks, of which $794.5 million was available as of March 31, 2007. The Company has the right, no more than once a year, to increase the facility amount, in minimum increments of $25 million up to a maximum facility amount of $1,250 million. The credit agreement expires October 2011, however the Company has the right to request a one-year extension of the expiration date on an annual basis. A portion of the credit agreement supports the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch, Inc. These ratings are considered investment grade. The revolving credit agreement requires a facility fee of 5/100ths of one percent of the commitment per annum at the Company’s present rating level. The revolving credit agreement contains provisions that increase the facility fee of the credit agreement in the event the Company’s credit ratings are lowered. A lowering of the Company’s credit ratings would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

During the current-year quarter, the Company entered into a five-year JPY (Japanese Yen) 6 billion credit facility. The credit facility bears interest of JPY LIBOR plus 20 basis points and any borrowings are due to be repaid in March 2012. The Company borrowed the full JPY 6 billion during the current-year quarter, equivalent to $50.9 million as of March 31, 2007, and used the funds to reduce the level of the Company’s commercial paper borrowings.

The Company’s credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. At the Company’s present rating level, the most restrictive financial covenant provides that the ratio of secured debt to net tangible assets be less than 10 percent. As of March 31, 2007, the ratio of secured debt to net tangible assets was less than one percent. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the effect on the Company’s financial position or results of operations of complying with the provisions of FIN 48 but does not anticipate the effect to be material.

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

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Statement No. 158 amends FASB Statements No. 87, 88, 106 and 132R. Statement No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status recognition provision is effective for the Company as of the end of the fiscal year ending June 30, 2007. Statement No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial condition. The measurement date provision of Statement No. 158 is effective for the Company for the fiscal year ending June 30, 2009. At this time, the Company is unable to determine the effect on the Company’s financial position of complying with the funded status recognition provisions of Statement No. 158 as the effect is dependent on the fair value of plan assets as of June 30, 2007.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect to measure any of its financial assets and financial liabilities at fair value as permitted by Statement No. 159.

FORWARD-LOOKING STATEMENTS

Forward-looking statements contained in this Quarterly Report on Form 10-Q and other written reports and oral statements are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. All statements regarding future performance, earnings projections, events or developments are forward-looking statements. It is possible that the future performance and earnings projections of the Company may differ materially from current expectations, depending on economic conditions within both its industrial and aerospace markets, and the Company’s ability to maintain and achieve anticipated benefits associated with announced realignment activities, strategic initiatives to improve operating margins and growth and innovation initiatives. A change in the economic conditions in individual markets may have a particularly volatile effect on segment performance.

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

The Company undertakes no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the third quarter of fiscal 2007. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 through January 31, 2007	- 0 -	N/A	- 0 -	10,000,000
February 1, 2007 through February 28, 2007	91,300	$84.85	91,300	9,908,700
March 1, 2007 through March 31, 2007	146,027	$83.91	146,027	9,762,673
Total:	237,327	$84.27	237,327	9,762,673

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3.0 million shares of its common stock. From time to time, the Board of Directors has adjusted the number of shares authorized for repurchase under this program. On each of February 1, 2006 and January 25, 2007, the Company publicly announced that its Board of Directors approved an increase in the number of shares authorized for repurchase under this program so that, beginning on each date, the aggregate number of shares authorized for repurchase was equal to 10 million. There is no expiration date for this program.

Item 6.	Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2007.

Exhibit 31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Timothy K. Pistell
Timothy K. Pistell
Executive Vice President - Finance and Administration
and Chief Financial Officer
Date: May 4, 2007

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2007.

Exhibit 31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.