Form 10-K
period 2007-06-30
PARKER HANNIFIN CORP
filed 2007-08-29
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act (Check one).

Large Accelerated Filer:  ☒    Accelerated Filer:  ☐    Non- Accelerated Filer:  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The approximate aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2006, excluding, for purposes of this computation only, stock holdings of the Registrant’s Directors and Officers: $8,757,537,997.

The number of Common Shares outstanding on July 31, 2007 was 116,168,848.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference:

(1)	Annual Report to Shareholders of the Company for the fiscal year ended June 30, 2007 is incorporated by reference into Parts I and II hereof.

(2)	Definitive Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders to be held on October 24, 2007 is incorporated by reference into Part III hereof.

PARKER-HANNIFIN CORPORATION

FORM 10-K

Fiscal Year Ended June 30, 2007

PART I

ITEM 1. Business. Parker-Hannifin Corporation is a leading worldwide full-line diversified manufacturer of motion control products, including fluid power systems, electromechanical controls and related components. Fluid power involves the transfer and control of power through the medium of liquid, gas or air, in hydraulic, pneumatic and vacuum applications. Fluid power systems move and position materials, control machines, vehicles and equipment and improve industrial efficiency and productivity. Components of a simple fluid power system include one or more pumps which generate pressure, one or more valves which control the flow of the fluid, one or more actuators which translate the pressure from the fluid into mechanical energy, one or more filters to ensure proper fluid condition and numerous hoses, couplings, fittings and seals. Electromechanical control involves the use of electronic components and systems to control motion and precisely locate or vary speed in automation and aerospace applications. In addition to motion control products, the Company also is a leading worldwide producer of fluid purification, fluid and fuel control, process instrumentation, air conditioning, refrigeration, electromagnetic shielding and thermal management products and systems.

The Company was incorporated in Ohio in 1938. Its principal executive offices are located at 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141, telephone (216) 896-3000. As used in this Annual Report on Form 10-K, unless the context otherwise requires, the term “Company” or “Parker” refers to Parker-Hannifin Corporation and its subsidiaries.

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

The Company’s manufacturing, service, distribution and administrative facilities are located in 35 states and in 42 foreign countries. The Company’s motion control technology is used in the products of its three principal business segments: Industrial; Aerospace; and Climate & Industrial Controls. The products are sold as original and replacement equipment through product and distribution centers worldwide. The Company markets its products through direct-sales employees, independent distributors, sales representatives and builder/dealers. Parker products are supplied to approximately 427,000 customers in virtually every significant manufacturing, transportation and processing industry. For the fiscal year ended June 30, 2007, total net sales were $10,718,058,717. Industrial Segment products accounted for 74%, Aerospace Segment products for 16%, and Climate & Industrial Controls Segment products for 10% of those net sales.

Markets

Motion control systems are used throughout industries in applications which include moving materials, controlling machines, vehicles and equipment and positioning materials during manufacturing processes. Motion control systems contribute to the efficient use of energy and improve industrial productivity.

The approximately 427,000 customers who purchase the Company’s products are found throughout virtually every significant manufacturing, transportation and processing industry. No single customer accounted for more than 3% of the Company’s total net sales for the fiscal year ended June 30, 2007.

Industrial Segment. Sales of Industrial Segment products are made primarily to original equipment manufacturers and their replacement markets in all major production and processing industries. Major markets for products of the Fluid Connectors Group are aerial lift, agriculture, bulk chemical handling, construction machinery, food and beverage, fuel and gas delivery, industrial machinery, medical, mining, mobile, oil and gas, and transportation. Major markets for products of the Hydraulics Group are aerial lift, agriculture, construction machinery, forestry, industrial machinery, machine tool, marine, mining, oil and gas, power generation and energy, and truck hydraulics. Major markets for products of the Automation Group are conveyor and material handling, factory automation, life science and medical, machine tool, packaging machinery, paper machinery, plastics machinery and conversion, primary metal, semiconductor and electronic, and transportation and automotive. Major markets for products of the Seal Group are aerospace, chemical processing, consumer, energy, oil and gas, fluid power, general industrial, information technology, life science, military, semiconductor, telecommunication, and transportation. Major markets for products of the Instrumentation Group are chemical and refining, food and beverage, medical and dental, microelectronic, oil and gas, and power generation. Major markets for products of the Filtration Group are food and beverage, industrial machinery, life science, marine, mobile equipment, oil and gas, power generation, process, and transportation.

Aerospace Segment. Sales of Aerospace Segment products are made primarily to original equipment manufacturers in the commercial, military and general aviation markets and to end users for maintenance, repair and overhaul. Major markets for products of the Aerospace Segment are aircraft engine, business and general aviation, commercial transport, electronics cooling, helicopter, land-based weapon system, military aircraft, missile and launch vehicle, power generation and energy, regional transport, and unmanned aerial vehicle.

Climate & Industrial Controls Segment. Sales of Climate & Industrial Controls Segment products are made primarily to original equipment manufacturers and their replacement markets. Major markets for products of the Climate & Industrial Controls Segment are agriculture, air conditioning, appliance, food and beverage, industrial and commercial refrigeration, industrial machinery, oil and gas, life science and medical, precision cooling, process, supermarket, and transportation.

Principal Products and Methods of Distribution

Industrial Segment. The product lines of the Company’s Industrial Segment consist of a broad range of motion control and fluid systems and components. The Fluid Connectors Group manufactures a broad range of connectors which control, transmit and contain fluid, including the following: brass fittings and valves; diagnostic equipment; hose couplings; industrial hose; PTFE hose and tubing; quick couplings; rubber and thermoplastic hose; tube fittings and adapters; and tubing and plastic fittings. The Hydraulics Group produces a broad range of hydraulic components and systems for builders and users of industrial and mobile machinery and equipment, such as the following: accumulators; cylinders; motors and pumps; systems; valves and controls; hydrostatic steering units; integrated hydraulic circuits; power take-off equipment; power units; and rotary actuators. The Automation Group produces a broad range of pneumatic and electromechanical components and systems. Pneumatic products include the following: air preparation units; pneumatic accessories; pneumatic actuators and grippers; pneumatic valves and controls; structural extrusions; and vacuum generators, cups and sensors. Electromechanical products include the following: AC/DC drives and systems; electric actuators; gantry robots and slides; human-machine interfaces; manifolds; rotary actuators; and stepper motors, servo motors, drives and controls. The Seal Group manufactures static and dynamic sealing devices, including the following: dynamic seals; elastomeric o-rings; electromagnetic interference shielding; extruded and precision-cut fabricated elastomeric seals; high-temperature metal seals; homogeneous and inserted elastomeric shapes; metal and plastic retained composite seals; and thermal management products. The Filtration Group manufactures filters, systems and instruments to monitor and remove contaminants from fuel, air, oil, water and other fluids and gases, including the following: analytical gas generators; compressed air and gas filters and dryers; condition monitoring devices; engine air, fuel and oil filtration and systems; hydraulic, lubrication and coolant filters; nitrogen, hydrogen and zero air generators; and process, chemical, water and microfiltration filters. The Instrumentation Group manufactures high quality critical flow components for process instrumentation, healthcare and ultra-high-purity applications, including the following: analytical sample conditioning products and systems; chemical injection fittings and valves; fluoropolymer chemical delivery fittings, valves and pumps; high-purity gas delivery fittings, valves and regulators; process control fittings, valves, regulators and manifold valves; and process control manifolds.

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

Aerospace Segment. Principal products of the Company’s Aerospace Segment are hydraulic, fuel and pneumatic systems and components used on commercial and military airframe and engine programs. The Aerospace Segment also manufactures a broad range of fluid conveyance systems, fluid metering, delivery and atomization devices, inert nitrogen generating systems, as well as connectors, hoses, fittings, tube fittings and quick disconnects which control, transmit and contain fluid for aircraft applications.

The Aerospace Segment offers complete hydraulic and primary flight control systems that include hydraulic, electrohydraulic and electromechanical components used for precise control of aircraft rudders, elevators, ailerons and other aerodynamic control surfaces and utility hydraulic components such as reservoirs, accumulators, selector valves, electrohydraulic servo valves, thrust-reverser actuators, engine-driven pumps, motor pumps, nose wheel steering systems, electromechanical actuators, engine controls and electronic controllers. The Aerospace Segment also designs and manufactures aircraft wheels and brakes for general aviation and military markets.

The Aerospace Segment fuel product line includes complete fuel systems as well as components such as the following: fuel transfer and pressurization controls; in-flight refueling systems; fuel pumps and valves; fuel measurement and management systems; center of gravity controls; engine fuel injection atomization nozzles, manifolds and augmentor controls; and electronic monitoring computers.

The Aerospace Segment produces various pneumatic systems and components including the following: bleed air control systems; pressure regulators; low-pressure pneumatic controls; engine starter systems; engine bleed control and anti-ice systems; and electronic control and monitoring computers.

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

The Climate & Industrial Controls Segment manufactures components and systems for use in industrial, residential, commercial, mobile air conditioning and refrigeration systems and other applications, including accumulators, CO2 controls, electronic controllers, filter driers, hand shut-off valves, heat exchangers, hose and fittings, pressure regulating valves, refrigerant distributors, safety relief valves, solenoid valves, and thermostatic expansion valves. Climate & Industrial Controls Segment products are marketed primarily through field sales employees and independent distributors and wholesalers.

Competition

All aspects of the Company’s business are highly competitive. No single manufacturer competes with respect to all products manufactured and sold by the Company and the degree of competition varies with different products. In the Industrial Segment, the Company competes on the basis of product quality and innovation, customer service, manufacturing and distribution capability, and price competitiveness. The Company believes that, in most of the major markets for its Industrial Segment products, it is one of the primary suppliers of motion control systems and components.

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

In the Climate & Industrial Controls Segment, the Company competes on the basis of product quality and innovation, customer service, manufacturing and distribution capability, and price competitiveness. The Company believes that it is one of the primary suppliers in the climate and industrial controls market.

Research and Product Development

The Company continually researches the feasibility of new products and services through its development laboratories and testing facilities in many of its worldwide manufacturing locations. Its research and product development staff includes chemists, mechanical, electronic and electrical engineers and physicists.

Research and development costs relating to the development of new products and services and the improvement of existing products and services amounted to $253,091,228 in fiscal year 2007, $203,702,371 in fiscal year 2006 and $164,228,546 in fiscal year 2005. These amounts include costs incurred by the Company related to independent research and development initiatives as well as costs incurred in connection with research and development contracts. Costs incurred in connection with research and development contracts for each of the respective fiscal years 2007, 2006 and 2005 were $40,893,768, $37,531,597 and $34,756,921. These costs are included in the total research and development cost for each of the respective years.

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

Backlog and Seasonal Nature of Business

The Company’s backlog by business segment for the past two fiscal years, as set forth on pages 13-5 to 13-6 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference. The Company’s backlog at June 30, 2007 was approximately $2,935,232,549 and at June 30, 2006 was approximately $2,695,876,258. Approximately 87% of the Company’s backlog at June 30,

2007 is scheduled for delivery in the succeeding twelve months. The Company’s business generally is not seasonal in nature.

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

As of June 30, 2007, the Company is involved in environmental remediation at 34 manufacturing facilities presently or formerly operated by the Company and has been named as a “potentially responsible party,” along with other companies, at one off-site waste disposal facility and three regional sites.

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

As of June 30, 2007, the Company has a reserve of $17,832,500 for environmental matters which are probable and reasonably estimable. This reserve is recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

The Company’s estimated total liability for the above mentioned sites ranges from a minimum of $17,832,500 to a maximum of $73,148,029. The largest estimate for any one site is approximately $7,854,753. The actual costs to be incurred by the Company will be dependent on final delineation of contamination, final determination of remedial action required, negotiations with federal and state agencies with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technology, effectiveness of remedial technologies employed, the ultimate ability to pay of the other responsible parties, and any insurance or third-party recoveries.

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

Employees

The Company employed 57,338 persons as of June 30, 2007, of whom approximately 28,873 were employed by foreign subsidiaries.

Business Segment Information

The Company’s net sales, segment operating income and identifiable assets by business segment and net sales and long-lived assets by geographic area for the past three fiscal years, as set forth on pages 13-14 to 13-15 of Exhibit 13 to this Annual Report on Form 10-K, are incorporated into this section by reference.

Acquisitions and Divestitures

During fiscal year 2007, the Company completed a number of acquisitions. The description of these transactions, as set forth on pages 13-21 to 13-22 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference.

ITEM 1A. Risk Factors.

The Company’s business, financial condition, results of operations and cash flows are subject to various risk factors, including, but not limited to those set forth below, any one of which could cause actual results to vary materially from recent results or from anticipated future results. These risk factors should be considered together with information included elsewhere in this Annual Report on Form 10-K. The risk factors described below are those that the Company believes are currently the most significant. Additional risk factors not currently known to the Company or that the Company believes are immaterial also may impair the Company’s business, financial condition, results of operations and cash flows.

The Company is subject to risks relating to its foreign operations.

In fiscal year 2007, approximately 43% of the Company’s net sales were derived from customers outside the United States. In addition, many of the Company’s manufacturing operations and suppliers are located outside the United States. The Company expects net sales from foreign markets to continue to represent a significant portion of its total net sales. The Company’s foreign operations are subject to risk in addition to those risks of its domestic operations, including:

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

The Company’s domestic and foreign operations are subject to significant competitive pressures. To compete successfully, the Company’s Industrial Segment and Climate & Industrial Controls Segment must excel in terms of product quality and innovation, customer service, manufacturing and distribution capability and price competitiveness and its Aerospace Segment must excel on the basis of technological and engineering capability, quality, delivery and service, and price competitiveness. The financial resources and performance of certain of the Company’s competitors may put the Company at a competitive disadvantage, which would adversely affect its results of operations.

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

Protecting the Company’s intellectual property is critical to its innovation efforts. The Company owns a number of patents, trademarks and licenses related to its products and has exclusive and non-exclusive rights under patents owned by others. The Company’s intellectual property may be challenged or infringed upon by third parties or the Company may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. Unauthorized use of the Company’s intellectual property rights or inability to preserve existing intellectual property rights could materially adversely impact the Company’s competitive position and results of operations.

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

ITEM 1B. Unresolved Staff Comments. None.

ITEM 1C. Executive Officers of the Registrant.

The Company’s Executive Officers are as follows:

Name	Position	Officer Since(1)	Age
Donald E. Washkewicz	Chairman of the Board, Chief Executive Officer and President	1997	57

John D. Myslenski	Executive Vice President – Sales, Marketing and Operations Support	1997	56

Timothy K. Pistell	Executive Vice President – Finance and Administration and Chief Financial Officer	1993	60

Lee C. Banks	Senior Vice President and Operating Officer	2001	44

Robert P. Barker	Senior Vice President, Operating Officer and President, Aerospace Group	2003	57

Thomas L. Williams	Senior Vice President and Operating Officer	2005	48

Robert W. Bond	Vice President and President, Fluid Connectors Group	2000	49

Jeffery A. Cullman	Vice President and President, Hydraulics Group	2006	52

John G. Dedinsky, Jr.	Vice President – Global Supply Chain and Procurement	2006	50

Dana A. Dennis	Vice President and Controller	1999	59

Heinz Droxner	Vice President and President, Seal Group	2002	62

William G. Eline	Vice President – Chief Information Officer	2002	51

John R. Greco	Vice President and President, Instrumentation Group	2006	53

Thomas F. Healy	Vice President and President, Climate & Industrial Controls Group	2006	47

William R. Hoelting	Vice President – Tax	2007	50

Pamela J. Huggins	Vice President and Treasurer	2003	53

Marwan M. Kashkoush	Corporate Vice President – Worldwide Sales and Marketing	2000	53

A. Ricardo Machado	Vice President and President, Latin America Group	2006	59

M. Craig Maxwell	Vice President – Technology and Innovation	2003	49

John K. Oelslager	Vice President and President, Filtration Group	1997	64

Thomas A. Piraino, Jr.	Vice President, General Counsel and Secretary	1998	58

Daniel S. Serbin	Vice President – Human Resources	2005	53

Roger S. Sherrard	Vice President and President, Automation Group	2003	41

Joseph J. Vicic	Vice President and President, Asia Pacific Group	2006	62

(1)

Officers of the Company serve for a term of office from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Dennis, Droxner,

Oelslager and Piraino have served in the executive capacities indicated above opposite their respective names during each of the past five years.

Mr. Washkewicz has served as a Director of the Company since 2000. Mr. Washkewicz has been Chairman of the Board of Directors of the Company since October 2004, Chief Executive Officer of the Company since July 2001, and President since January 2007. He was previously the President of the Company from February 2000 to October 2004.

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

Mr. Banks was elected as a Senior Vice President and Operating Officer in November 2006. He was a Vice President from October 2001 to November 2006, President of the Hydraulics Group from October 2003 to November 2006, and President of the Instrumentation Group from July 2001 to November 2003.

Mr. Barker was elected as a Senior Vice President and Operating Officer in November 2006 and has been President of the Aerospace Group since March 2003. He was a Vice President from April 2003 to November 2006 and Vice President-Operations of the Aerospace Group from April 1996 to March 2003.

Mr. Williams was elected as a Senior Vice President and Operating Officer in November 2006. He was a Vice President and President of the Instrumentation Group from March 2005 to November 2006; Vice President – Operations of the Hydraulics Group from November 2003 to February 2005; General Manager, Global Services of GE Transportation Systems (producer of rail locomotive) from October 2002 to November 2003 and General Manager, Global Sourcing and Components of GE Lighting (light bulbs and lighting systems) from November 1999 to October 2002.

Mr. Bond has been a Vice President since July 2000 and President of the Fluid Connectors Group since March 2005. He was President of the Automation Group from April 2000 to February 2005.

Mr. Cullman was elected as a Vice President and named President of the Hydraulics Group in November 2006. He was Vice President—Operations of the Hydraulics Group from July 2002 to November 2006.

Mr. Dedinsky has been Vice President – Global Supply Chain and Procurement since January 2006. He was Vice President – Global Sourcing and Procurement from July 2004 to January 2006 and Vice President – Procurement from August 2000 to July 2004.

Mr. Eline has been Vice President – Chief Information Officer since August 2002. He was Vice President – Information Technology International from July 2000 to August 2002.

Mr. Greco was elected as a Vice President and named President of the Instrumentation Group in November 2006. He was Vice President and General Manager of the Global Parflex Division from August 2005 to November 2006 and General Manager of the Parflex Division from July 2002 to August 2005.

Mr. Healy has been a Vice President since April 2006 and President of the Climate & Industrial Controls Group since July 2006. He was a Climate & Industrial Controls Group Vice President and General Manager of Mobile Climate Systems Division from September 2004 to April 2006 and General Manager of Nichols Portland Division from July 1998 to September 2004.

Mr. Hoelting was elected as Vice President – Tax in February 2007. He was Vice President – Taxation from January 1998 to February 2007.

Ms. Huggins has been a Vice President and Treasurer since April 2003. She was Vice President and Controller of the Filtration Group from June 1999 to April 2003.

Mr. Kashkoush has been Corporate Vice President – Worldwide Sales and Marketing since October 2003. He was Vice President from July 2000 to October 2003 and President of the Hydraulics Group from February 2000 to October 2003.

Mr. Machado has been a Vice President since January 2006 and President of the Latin America Group since March 2000.

Mr. Maxwell has been Vice President – Technology and Innovation since July 2003. He was Vice President – Engineering and Innovation from January 2003 to July 2003 and Business Unit Manager of the Fluid Control Division from July 2002 to January 2003.

Mr. Serbin has been Vice President – Human Resources since May 2005. He was Vice President – Human Resources of the Fluid Connectors Group from October 2003 to April 2005 and Vice President – Human Resources of the Hydraulics Group and the Automation Group from July 1995 to October 2003.

Mr. Sherrard has been a Vice President since November 2003 and President of the Automation Group since March 2005. He was the President of the Instrumentation Group from November 2003 to February 2005 and General Manager of the Automation Actuator Division from May 2000 to November 2003.

Mr. Vicic has been a Vice President since January 2006 and President of the Asia Pacific Group since April 1994.

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
Ashley(1)
Goshen(1)
Indianapolis*(1)
Ligonier(1)
Mishawaka*(1)
New Haven(3)

State	City
Syracuse(1)
Tell City(1)
Iowa	Red Oak(1)
Kansas	Manhattan(1)
Kentucky	Lexington(1)
Maine	Kittery(1)
Portland(3)
Maryland	Baltimore*(1)
Massachusetts	Devens(2)
Haverhill*(1)
Woburn(1)
Michigan	Kalamazoo(2)
Lakeview(1)
Mason(1)
Otsego(1)
Oxford(1)
Richland(1)
Troy*(1)(3)
Minnesota	Blaine(1)
Chanhassen(1)
Deerwood(1)
Golden Valley(1)
New Hope*(1)
New Ulm(1)
Mississippi	Batesville(3)
Booneville(3)
Holly Springs(1)
Madison(3)
Olive Branch(1)
Missouri	Kennett(3)
Mexico*(3)
Owensville(3)
Washington(3)
Nebraska	Alliance(1)
Gothenburg(1)
Lincoln(1)
McCook (1)
Nevada	Carson City(1)
New Hampshire	Hollis*(1)
Hudson(1)
Portsmouth*(1)
New Jersey	Pine Brook*(1)
New York	Clyde(2)
Fairport*(1)

State	City
Lancaster*(1)
Lyons(3)
Marion(1)
Port Washington*(1)
Smithtown(2)
North Carolina	Charlotte(1)
Forest City(1)
Kings Mountain(1)
Randleman*(1)
Wilson(1)
Ohio	Akron(1)
Avon(2)
Brookville(1)
Columbus(1)
Eastlake(1)
Eaton(1)
Elyria(1)(2)
Fremont*(1)
Hicksville(1)
Kent(1)
Lewisburg(1)
Marysville(1)
Mayfield Heights(1)(2)(3)
Mentor(2)
Metamora(1)
Milford*(1)
Ravenna(1)
St. Marys(1)
Strongsville*(1)
Vandalia(1)
Wadsworth(1)
Wickliffe(1)
Youngstown(1)
Oregon	Eugene(1)
Pennsylvania	Canton(1)
Harrison City(1)
Hatfield(1)
Reading(1)
South Carolina	Beaufort(1)
Bishopville (1)
Moncks Corner(2)
Spartanburg(1)
Tennessee	Collierville*(3)
Greeneville(1)

State	City
Greenfield(3)
Lebanon(1)
Livingston(1)
Texas	Dallas*(3)
Ft. Worth(1)(2)
Houston*(1)
Mansfield(2)
Nacogdoches(1)
Utah	Ogden(2)
Salt Lake City(1)
Virginia	Iron Gate*(1)
Lynchburg(1)
Roanoke*(1)
Washington	Seattle*(1)(2)
Wisconsin	Chetek(1)
Grantsburg(1)
Manitowoc(1)
Mauston(3)

FOREIGN COUNTRIES

Country	City
Argentina	Buenos Aires(1)(3)
Australia	Castle Hill(1)
Elizabeth West (1)
Wodonga(1)
Austria	Wiener Neustadt(1)
Belgium	Boom*(1)
Brussels*(1)
Brazil	Cachoerinha(1)
Jacarei(1)(3)
São Paulo(1)(3)
Sao Jose dos Campos(1)(2)
Canada	Grimsby(1)
Milton(1)
Mississauga*(1)
Orillia(1)
Owen Sound(1)
Chile	Santiago*(1)
Czech Republic	Chomutov(1)(3)
Prague*(1)(3)
Sadská(1)
Denmark	Ballerup*(1)(3)
Espergarde(1)

Country	City
Egypt	Cairo*(1)
England	Barnstaple (1)
Birtley(1)
Bolden*(1)
Brampton*(3)
Burgess Hill*(1)
Buxton(1)
Cannock*(1)(3)
Cornwall*(1)
Cradley Heath(1)
Crewkerne(1)
Crook Durham(3)
Derby*(1)
Dewsbury(1)
Grantham(1)
Halesowen(1)
Hemel Hempstead(1)(3)
Littlehampton*(1)
Marlow*(1)
Ossett(1)
Rotherham(1)
Sheffield(1)
Stanley*(1)
Tamworth*(1)
Team Valley(1)
Warwick(1)
Watford*(1)
Finland	Hyrynsalmi*(1)
Oulu*(1)
Tampere(1)
Urjala(1)
Vantaa(1)
France	Annemasse(1)
Contamine(1)(3)
Dijon(1)
Evreux(1)
Paris*(1)
St. Ouen L’Aumone*(1)
Vierzon(1)
Wissembourg(1)
Germany	Bad Schonborn*(1)
Bielefeld(1)
Bietigheim-Bissingen(1)
Chemnitz(1)

Country	City
Cologne(1)(3)*
Erfurt(1)
Essen(1)
Geringswalde(1)
Heppenheim*(1)
Hochmössingen(1)
Kaarst(1)
Lampertheim(1)
Mücke(1)
Nussdorf*(1)
Offenburg*(1)
Pleidelsheim(1)
Scholß-Holte(1)
Stuhr-Seckenhausen(1)
Weiherdamm*(1)
Wiesbaden(2)
Greece	Athens*(1)
Hungary	Budapest*(1)
India	Hyderabad(1)
Mumbai(1)(3)
Ireland	Dublin*(1)
Italy	Adro(1)
Arsago Seprio(1)
Bologna*(1)
Corsico(1)(3)
Gessate(3)
Milan*(1)
Ortona*(1)
Padova*(1)
Siziano*(1)
Veniano*(1)
Japan	Tokyo*(1)(3)
Yokohama(1)(2)
Malaysia	Kuala Lumpur*(2)
Mexico	Apoduca(1)
Guaymas*(2)
Matamoros(1)
Montemorelos(3)
Monterrey(1)(3)
Tijuana(1)
Toluca(1)
Namibia	Windhoek*(1)
Netherlands	Amelo*(1)
Arnhem(1)

Country	City
Etten-Leur*(1)
Hendrik-Ido-Ambacht(1)
Hoogezand(1)
Oldenzaal(1)(3)
New Zealand	Mt. Wellington(1)
Norway	Langhus(1)
Peoples Republic of China	Dong Guan(1)
Hong Kong*(1)(3)
Shanghai(1)(3)
Shenzhan*(1)
Tianjin(1)
Wuxi*(3)
Poland	Siechnice(1)
Swiebodzice*(3)
Warsaw(1)(3)
Wroclaw(1)
Portugal	Porto*(1)
Singapore	Singapore(1)(2)(3)
Slovenia	Novo Mesto*(1)
South Africa	Kempton Park(1)(3)
South Korea	Chonan(3)
Hwaseong(1)
Seoul*(1)
Siheung(1)
Yangsan(1)
Spain	Barcelona*(1)
Madrid*(1)(3)
Sweden	Borås(1)
Falköping(1)
Skovde*(1)
Spånga(1)
Trollhätten(1)
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

ITEM 3. Legal Proceedings. On April 27, 2007, a grand jury in the Southern District of Florida issued a subpoena to the Company’s subsidiary, Parker ITR. The subpoena requires the production of documents, in particular documents related to communications with competitors and customers related to Parker ITR’s marine oil and gas hose business. The Company is responding to this subpoena. On May 7, 2007, the Japan Fair Trade Commission (“JFTC”) requested that Parker ITR appoint an agent related to an investigation of marine hose suppliers. Parker ITR appointed such an agent by power of attorney. Parker ITR has also been required to submit a report to the JTFC on specific topics. The Company and Parker ITR continue to cooperate with the JFTC. On May 15, 2007, the European Commission issued a Request for Information to the Company and its subsidiary, Parker ITR. After the Company and Parker ITR filed a response the European Commission requested additional information. The Company and Parker ITR continue to cooperate with the European Commission

In addition, there are currently four class action lawsuits pending in the Southern District of Florida and one in the Southern District of New York alleging that the Company, Parker ITR and a number of other defendants engaged in violations of Section 1 of the Sherman Act. The class action complaints allege that Parker ITR and the other defendants, for a period of at least eight years, conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States. In three cases, a summons has been issued for Parker ITR, but service has not yet been effected. The Company, which is only named in one case in the Southern District of Florida, was served on July 13, 2007 and had filed its answer denying the allegations.

ITEM 4. Submission of Matters to a Vote of Security Holders. None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market for the Registrant’s Common Equity. The Company’s common stock is listed for trading on the New York Stock Exchange. Information regarding stock price and dividend information with respect to the Company’s common stock, as set forth on page 13-40 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference. As of July 31, 2007, the number of shareholders of record of the Company was 4,282.

(b)	Use of Proceeds. Not Applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The information set forth in the following table does not take into account the 3-shares-for-2 stock split authorized by the Board of Directors on August 16, 2007. The stock split will be effected on October 1, 2007.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 through April 30, 2007	71,300	$88.32	71,300	9,691,373
May 1, 2007 through May 31, 2007	72,500	$95.14	72,500	9,618,873
June 1, 2007 through June 30, 2007	68,200	$99.74	68,200	9,550,673

Total:	212,000	$94.33	212,000	9,550,673

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase of up to 3.0 million shares of its common stock. From time to time, the Board of Directors has adjusted the number of shares authorized for repurchase under this program. On January 25, 2007, the Company publicly announced that its Board of Directors approved an increase in the number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was equal to 10 million. There is no expiration date for this program.

On August 16, 2007, the Company publicly announced that its Board of Directors authorized the accelerated repurchase of $500 million worth of its common stock. This authorization is in addition to the repurchase program described above.

ITEM 6. Selected Financial Data. The information set forth on page 13-44 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The information set forth on pages 13-2 to 13-12 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk. The Company enters into forward exchange contracts and costless collar contracts to reduce its exposure to fluctuations in foreign currencies. In addition, in the ordinary course of business, the Company’s foreign locations enter into various financial guarantees through financial institutions which enable customers to be reimbursed in the event of non-performance by the Company. The total carrying amount and fair value amount of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations.

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt, thereby limiting its exposure to changes in near-term interest rates. A 100 basis point increase in near-term interest rates would increase annual interest expense on variable rate debt by approximately $2,051,323.

For further discussion, see the discussion of Significant Accounting Policies Footnote on pages 13-19 to 13-20 of Exhibit 13 to this Annual Report on Form 10-K and incorporated into this section by reference.

ITEM 8. Financial Statements and Supplementary Data. The information set forth on pages 13-13 to 13-40 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

ITEM 9A. Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of fiscal year 2007. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of fiscal year 2007, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting set forth on page 13-41 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference. The Report of Independent Registered Public Accounting Firm set forth on pages 13-42 and 13-43 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information. None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance. Information required with respect to the Directors of the Company is set forth under the caption “Election of Directors” in the definitive Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders to be held October

24, 2007 (the “2007 Proxy Statement”) and is incorporated herein by reference. Information with respect to the executive officers of the Company is included in Part I hereof under the caption “Executive Officers of the Registrant”.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement is incorporated herein by reference.

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

The information set forth under the captions “Audit Committee Financial Experts” and “Report of the Audit Committee” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 11. Executive Compensation. The information set forth under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, and “Compensation Tables” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information set forth under the caption “Principal Shareholders” in the 2007 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information. The following table sets forth certain information regarding the Company’s equity compensation plans as of June 30, 2007, unless otherwise indicated. The information set forth in this table does not take into account the 3-shares-for-2 stock split authorized by the Board of Directors of the Company on August 16, 2007. The stock split will be effected on October 1, 2007.

Plan Category	Column (a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Column (b) Weighted-average exercise price of outstanding options, warrants and rights(1)	Column (c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,653,834	(2)	$57.91	6,568,684	(3)
Equity compensation
plans not approved by security holders(4)	59,538		$48.05	0
Total	8,713,372		$57.84	6,568,684

(1)	In connection with the merger of Commercial Intertech Corp. with and into the Company in April 2000, the Company assumed the administration of the outstanding options under the Commercial Intertech stock option plans until such options are exercised or expire. No new options will be granted under the Commercial Intertech stock option plans. The stock options assumed pursuant to the merger are not included in the table. The number of the Company’s common shares to be issued upon the exercise of these outstanding options is 13,372. The weighted-average exercise price of those outstanding options is $36.61.
(2)	Includes 196,279 shares, which represents the actual payout of restricted stock under the 2005-06-07 Long-Term Incentive award (“LTI award”) (which payout was made after June 30, 2007) and the maximum future payouts of restricted stock that may be issued under the Company’s 2006-07-08 and 2007-08-09 LTI awards. Under the Company’s 2006-07-08 and 2007-08-09 LTI awards, payouts will be made in restricted stock unless the participant has made a prior deferral election pursuant to the Executive Deferral Plan. Payouts are determined by comparing the Company’s results during the performance period to the performance of a group of its peers during the same period for the following weighted performance measures: (a) compound annual revenue growth (20% weight); (b) compound annual growth in fully-diluted earnings per share (40% weight); and (c) average return on invested capital (40% weight). Also includes 56,254 phantom shares being held in an account pursuant to the Company’s Stock Option Deferral Plan (which Plan has not been approved by shareholders). The phantom shares resulted from exercises of stock options granted under the Company’s 1990 Employees Stock Option Plan, which was approved by the shareholders. No further deferral elections may be made under the Company’s Stock Option Deferral Plan.
(3)	The total number of securities available for issuance under the Company’s 2003 Stock Incentive Plan is equal to the sum of (i) 9,000,000; plus (ii) the amount of any shares that are not delivered to an employee by reason of (A) the expiration, termination, cancellation or forfeiture of an award under the Company’s 1993 Stock Incentive Program; and (B) the tendering or withholding of shares to satisfy all or a portion of the exercise price or tax withholding obligations relating to shares issued or distributed under an award under the 1993 Stock Incentive Program. The maximum number of shares that may be issued under the Company’s 2003 Stock Incentive Plan as restricted stock is limited to 5,000,000 shares. The maximum number of shares that may be issued under the Company’s 2004 Non-Employee Directors’ Stock Incentive Plan is 250,000. The maximum number of shares that may be issued under the Company’s Non-Employee Directors’ Stock Plan, as amended and restated, is 230,000, all of which are granted as common stock, subject to such conditions or restrictions as the Human Resources and Compensation Committee may determine.
(4)	The Company’s 1996 Non-Employee Directors Stock Option Plan provides for the issuance of up to 375,000 shares of the Company’s common stock pursuant to stock options granted to the Company’s Directors who are not current or retired employees of the Company. Each option was granted at an exercise price equal to 100% of the fair market value of the Company’s common stock on the date the options were granted. Grants have a ten-year term and vest 50% following one year of continued service and the remaining 50% following the second year of continued service from the date granted. No further options will be granted under the 1996 Non-Employee Directors Stock Option Plan.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence. The information set forth under the captions “Certain Relationships and Related Transactions”, “Review and Approval of Transactions with Related Persons”, and “Director Independence” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services. The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2007 Proxy Statement is incorporated herein by reference.

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

August 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title

DONALD E. WASHKEWICZ, Chairman of the Board of Directors and Chief Executive Officer; DANA A. DENNIS, Principal Accounting Officer; LINDA S. HARTY, Director; WILLIAM E. KASSLING, Director; ROBERT J. KOHLHEPP, Director; GIULIO MAZZALUPI, Director; KLAUS-PETER MÜLLER, Director; CANDY M. OBOURN, Director; JOSEPH M. SCAMINACE, Director; WOLFGANG R. SCHMITT, Director; and MARKOS I. TAMBAKERAS, Director.

Date: August 29, 2007

/s/ Timothy K. Pistell
Timothy K. Pistell, Executive Vice President – Finance and Administration, Principal Financial Officer and Attorney-in-Fact

PARKER-HANNIFIN CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Reference
	Form 10-K Annual Report (Page)	Excerpt from Exhibit 13 (Page)
Data incorporated by reference from Exhibit 13:

Management’s Report on Internal Control over Financial Reporting	—	13-41

Report of Independent Registered Public Accounting Firm	—	13-42 to 13-43

Consolidated Statement of Income for the years ended June 30, 2007, 2006 and 2005	—	13-13

Consolidated Statement of Comprehensive Income for the years ended June 30, 2007, 2006 and 2005	—	13-13

Consolidated Balance Sheet at June 30, 2007 and 2006	—	13-16

Consolidated Statement of Cash Flows for the years ended June 30, 2007, 2006 and 2005	—	13-17

Notes to Consolidated Financial Statements	—	13-18 to 13-40

Schedule:

II—Valuation and Qualifying Accounts	F-2	—

Individual financial statements and related applicable schedules for the Registrant (separately) have been omitted because the Registrant is primarily an operating company and its subsidiaries are considered to be wholly-owned.

F-1

PARKER-HANNIFIN CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2005, 2006 and 2007

(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning Of Period	Additions Charged to Costs and Expenses	Other (Deductions)/ Additions (A)	Balance At End Of Period

Allowance for doubtful accounts:

Year ended June 30, 2005	$12,792	$5,322	$(4,954)	$13,160

Year ended June 30, 2006	$13,160	$4,362	$(5,190)	$12,332

Year ended June 30, 2007	$12,332	$2,133	$(2,810)	$11,655

Deferred tax asset valuation allowance:

Year ended June 30, 2005	$52,730	$(25,509)	$5,017	$32,238

Year ended June 30, 2006	$32,238	$(27,798)	$2,951	$7,391

Year ended June 30, 2007	$7,391	$20,788	$717	$28,896

(A)	For allowance for doubtful accounts, net balance of deductions due to uncollectible accounts charged off and additions due to acquisitions or recoveries. For deferred tax asset valuation allowance, primarily represents additions due to acquisitions.

F-2

Exhibit Index

Exhibit No.	Description of Exhibit

Articles of Incorporation and By-Laws:

(3)(a)	Amended Articles of Incorporation incorporated by reference to Exhibit 3 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-4982).

(3)(b)	Code of Regulations, as amended, incorporated by reference to Exhibit 3(b) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

Instruments Defining Rights of Security Holders:

Shareholder Protection Rights Agreement, dated as of February 8, 2007, between the Registrant and National City Bank incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A filed on February 8, 2007 (Commission File No. 1-4982).

The Registrant is a party to other instruments, copies of which will be furnished to the Commission upon request, defining the rights of holders of its long-term debt identified in Note 9 of the Notes to Consolidated Financial Statements on page 13-28 of Exhibit 13 hereto, which Note is incorporated herein by reference.

Material Contracts:

(10)(a)	Form of Change in Control Severance Agreement entered into by the Registrant and executive officers, as amended and restated, incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission File No. 1-4982).*

(10)(b)	Parker-Hannifin Corporation Change in Control Severance Plan, as amended, incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).*

(10)(c)	Form of Indemnification Agreement entered into by the Registrant and its directors and executive officers incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission File No. 1-4982).*

(10)(e)	Cancellation Agreement, dated December 29, 2003, between the Registrant, Duane E. Collins and the Trust incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2004 (Commission File No. 1-4982).*

(10)(f)	Form of Executive Life Insurance Agreement entered into by the Registrant and certain executives (including executive officers), as restated, incorporated by reference to Exhibit

10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-4982).*

(10)(g)	Form of Termination Agreement to the Executive Life Insurance Agreement entered into by the Registrant and executive officers incorporated by reference to Exhibit 10(g) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 1-4982).*

(10)(h)	Description of the Parker-Hannifin Corporation Officer Life Insurance Plan incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 1-4982).*

(10)(i)	Parker-Hannifin Corporation Supplemental Executive Retirement Benefits Program (Restatement) incorporated by reference to Exhibit 10(k) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).*

(10)(j)	Form of Notice of Change to Long Term Disability Benefit and Tax Election Form for certain Executive Officers.*

(10)(k)	Parker-Hannifin Corporation 1993 Stock Incentive Program, as amended, incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-4982).*

(10)(l)	Parker-Hannifin Corporation 2003 Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 16, 2005 (Commission File No. 1-4982).*

(10)(m)	Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed with the Commission on September 26, 2005 (Commission File No. 1-4982).*

(10)(n)	Form of 2007 Grant Letter for Stock Options with Tandem Stock Appreciation Rights for Executive Officers incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).*

(10)(o)	Form of Grant Letter for Stock Options with Tandem Stock Appreciation Rights for Executive Officers incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on August 21, 2007 (Commission File No. 1-4982).*

(10)(p)	Form of 2007 Target Incentive Bonus Award Letter incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).*

(10)(q)	Form of 2007 Target Incentive Bonus Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.5 to the

Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).*

(10)(r)	Form of 2008 Target Incentive Bonus Awards Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed with the Commission on August 21, 2007 (Commission File No. 1-4982).*

(10)(s)	Description of the Parker-Hannifin Corporation 2005-06-07 Long Term Incentive Plan incorporated by reference to Exhibit 10(s) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).*

(10)(t)	Form of 2006-07-08 Long Term Incentive Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-4982).*

(10)(u)	Form of 2007-08-09 Long Term Incentive Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).*

(10)(v)	Form of 2008-09-10 Long Term Incentive Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K filed with the Commission on August 21, 2007 (Commission File No. 1-4982).*

(10)(w)	Form of 2007 RONA Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).*

(10)(x)	Form of RONA Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 8-K filed with the Commission on August 21, 2007 (Commission File No. 1-4982).*

(10)(y)	Parker-Hannifin Corporation Savings Restoration Plan, as restated, incorporated by reference to Exhibit 10(t) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).*

(10)(z)	Amendment to the Parker-Hannifin Corporation Savings Restoration Plan, as restated, incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2005 (Commission File No. 1-4982).*

(10)(aa)	Parker-Hannifin Corporation Pension Restoration Plan, as amended and restated, incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1999 (Commission File No. 1-4982).*

(10)(bb)	Parker-Hannifin Corporation Executive Deferral Plan, as restated, incorporated by reference to Exhibit 10(v) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).*

(10)(cc)	Amendment to the Parker-Hannifin Corporation Executive Deferral Plan, as restated, incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2005 (Commission File No. 1-4982).*

(10)(dd)	Parker-Hannifin Corporation Volume Incentive Plan, as amended, incorporated by reference to Exhibit 10(t) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-4982).*

(10)(ee)	Parker-Hannifin Corporation Non-Employee Directors’ Stock Plan, as amended and restated, incorporated by reference to Exhibit 10(x) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).*

(10)(ff)	Parker-Hannifin Corporation Non-Employee Directors Stock Option Plan incorporated by reference to Exhibit 10(w) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).*

(10)(gg)	Parker-Hannifin Corporation 2004 Non-Employee Directors’ Stock Incentive Plan incorporated by reference to Exhibit 10(y) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 1-4982).*

(10)(hh)	Form of 2007 Grant Letter for Restricted Stock for Non-Employee Directors incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).*

(10)(ii)	Parker-Hannifin Corporation Deferred Compensation Plan for Directors, as amended and restated, incorporated by reference to Exhibit 10(x) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).*

(10)(jj)	Amendment to the Parker-Hannifin Corporation Deferred Compensation Plan for Directors, as amended and restated, incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2005 (Commission File No. 1-4982).*

(10)(kk)	Parker-Hannifin Corporation Stock Option Deferral Plan incorporated by reference to Exhibit 10(u) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 1-4982).*

(10)(ll)	Summary of the Compensation of the Non-Employee Members of the Board of Directors incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2004 (Commission File No. 1-4982). *

(10)(mm)	Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 1, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s

Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).*

(10)(nn)	Notice of Issuance of Restricted Stock for Nickolas W. Vande Steeg, dated November 20, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on November 21, 2006 (Commission File No. 1-4982).*

(11)	Computation of Common Shares Outstanding and Earnings Per Share is incorporated by reference to Note 5 of the Notes to Consolidated Financial Statements on page 13-25 of Exhibit 13 hereto.

(12)	Computation of Ratio of Earnings to Fixed Charges as of June 30, 2007.

(13)	Excerpts from Annual Report to Shareholders for the fiscal year ended June 30, 2007 which are incorporated herein by reference thereto.

(21)	List of subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31)(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

(31)(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements.

Shareholders may request a copy of any of the exhibits to this Annual Report on Form 10-K by writing to the Secretary, Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141.