Form 10-K/A
period 2007-06-30
PARKER HANNIFIN CORP
filed 2007-09-07
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

The number of Common Shares outstanding on July 31, 2007 was 116,168,848.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed to correct a typographical error in a tabular presentation in Note 10 on page 13-30 of Exhibit 13 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2007 filed with the Securities and Exchange Commission on August 29, 2007 (the “Original Filing”). This Amendment is also being filed to correct references in Exhibit 10(o), Exhibit 10(r), Exhibit 10(v) and Exhibit 10(x) in the Exhibit Index. This Amendment amends and restates in their entirety Part II—Item 8—Financial Statements and Supplementary Data and Part IV— Item 15—Exhibits and Financial Statement Schedules. However, except as specifically indicated herein, no other changes have been made to the Original Filing.

As a result of this Amendment, the management certifications and consent of the Registrant’s independent registered accounting firm filed as exhibits to the Original Filing have been re-executed and re-filed with this Amendment.

This Amendment continues to speak as of the date of the Original Filing and the Registrant has not updated disclosure contained herein to reflect events that have occurred since filing the Original Filing. Accordingly, this Amendment should be read in conjunction with the Registrant’s other filings, made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

ITEM 8. Financial Statements and Supplementary Data. The information set forth on pages 13-13 to 13-40 of Exhibit 13 to this Amendment No. 1 of the Annual Report on Form 10-K/A is incorporated into this section by reference.

ITEM 15.	Exhibits and Financial Statement Schedules.

a.	The following are filed as part of this report:

1.	Financial Statements and Schedule

The financial statements and schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed or incorporated by reference as part of this Amendment No. 1 of the Annual Report on Form 10-K/A.

2.	Exhibits

The exhibits listed in the accompanying Exhibit Index and required by Item 601 of Regulation S-K (numbered in accordance with Item 601 of Regulation S-K) are filed, furnished or incorporated by reference as part of this Amendment No. 1 of the Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKER-HANNIFIN CORPORATION

By:	/s/ Timothy K. Pistell
Timothy K. Pistell Executive Vice President—Finance and Administration and Chief Financial Officer

September 7, 2007

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

Date:  September 7, 2007

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

F-1

PARKER-HANNIFIN CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2005, 2006 and 2007

(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E

Description	Balance at Beginning Of Period	Additions Charged to Costs and Expenses	Other (Deductions)/ Additions (A)	Balance At End Of Period

Allowance for doubtful accounts:

Year ended June 30, 2005	$12,792	$5,322	$(4,954)	$13,160

Year ended June 30, 2006	$13,160	$4,362	$(5,190)	$12,332

Year ended June 30, 2007	$12,332	$2,133	$(2,810)	$11,655

Deferred tax asset valuation allowance:

Year ended June 30, 2005	$52,730	$(25,509)	$5,017	$32,238

Year ended June 30, 2006	$32,238	$(27,798)	$2,951	$7,391

Year ended June 30, 2007	$7,391	$20,788	$717	$28,896

(A)	For allowance for doubtful accounts, net balance of deductions due to uncollectible accounts charged off and additions due to acquisitions or recoveries. For defered tax asset valuation allowance, primarily represents additions due to acquisitions.

F-2

Exhibit Index

Exhibit No.	Description of Exhibit

Articles of Incorporation and By-Laws:

(3)(a)	Amended Articles of Incorporation incorporated by reference to Exhibit 3 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-4982).

(3)(b)	Code of Regulations, as amended, incorporated by reference to Exhibit 3(b) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

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

Material Contracts:

(10)(a)	Form of Change in Control Severance Agreement entered into by the Registrant and executive officers, as amended and restated, incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission File No. 1-4982).*

(10)(b)	Parker-Hannifin Corporation Change in Control Severance Plan, as amended, incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).*

(10)(c)	Form of Indemnification Agreement entered into by the Registrant and its directors and executive officers incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission File No. 1-4982).*

(10)(e)	Cancellation Agreement, dated December 29, 2003, between the Registrant, Duane E. Collins and the Trust incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2004 (Commission File No. 1-4982).*

(10)(f)	Form of Executive Life Insurance Agreement entered into by the Registrant and certain executives (including executive officers), as restated, incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-4982).*

(10	)(g)	Form of Termination Agreement to the Executive Life Insurance Agreement entered into by the Registrant and executive officers incorporated by reference to Exhibit 10(g) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 1-4982).*

(10	)(h)	Description of the Parker-Hannifin Corporation Officer Life Insurance Plan incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 1-4982).*

(10	)(i)	Parker-Hannifin Corporation Supplemental Executive Retirement Benefits Program (Restatement) incorporated by reference to Exhibit 10(k) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).*

(10	)(j)	Form of Notice of Change to Long Term Disability Benefit and Tax Election Form for certain Executive Officers.* +

(10	)(k)	Parker-Hannifin Corporation 1993 Stock Incentive Program, as amended, incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-4982).*

(10	)(l)	Parker-Hannifin Corporation 2003 Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 16, 2005 (Commission File No. 1-4982).*

(10	)(m)	Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed with the Commission on September 26, 2005 (Commission File No. 1-4982).*

(10	)(n)	Form of 2007 Grant Letter for Stock Options with Tandem Stock Appreciation Rights for Executive Officers incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).*

(10	)(o)	Form of Grant Letter for Stock Options with Tandem Stock Appreciation Rights for Executive Officers incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K/A filed with the Commission on September 5, 2007 (Commission File No. 1-4982).*

(10	)(p)	Form of 2007 Target Incentive Bonus Award Letter incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).*

(10	)(q)	Form of 2007 Target Incentive Bonus Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).*

(10	)(r)	Form of 2008 Target Incentive Bonus Awards Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K/A filed with the Commission on September 5, 2007 (Commission File No. 1-4982).*

(10	)(s)	Description of the Parker-Hannifin Corporation 2005-06-07 Long Term Incentive Plan incorporated by reference to Exhibit 10(s) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).*

(10	)(t)	Form of 2006-07-08 Long Term Incentive Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-4982).*

(10	)(u)	Form of 2007-08-09 Long Term Incentive Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).*

(10	)(v)	Form of 2008-09-10 Long Term Incentive Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K/A filed with the Commission on September 5, 2007 (Commission File No. 1-4982).*

(10	)(w)	Form of 2007 RONA Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).*

(10	)(x)	Form of RONA Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 8-K/A filed with the Commission on September 5, 2007 (Commission File No. 1-4982).*

(10	)(y)	Parker-Hannifin Corporation Savings Restoration Plan, as restated, incorporated by reference to Exhibit 10(t) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).*

(10	)(z)	Amendment to the Parker-Hannifin Corporation Savings Restoration Plan, as restated, incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2005 (Commission File No. 1-4982).*

(10)(aa)	Parker-Hannifin Corporation Pension Restoration Plan, as amended and restated, incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1999 (Commission File No. 1-4982).*

(10)(bb)	Parker-Hannifin Corporation Executive Deferral Plan, as restated, incorporated by reference to Exhibit 10(v) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).*

(10)(cc)	Amendment to the Parker-Hannifin Corporation Executive Deferral Plan, as restated, incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2005 (Commission File No. 1-4982).*

(10)(dd)	Parker-Hannifin Corporation Volume Incentive Plan, as amended, incorporated by reference to Exhibit 10(t) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 1-4982).*

(10)(ee)	Parker-Hannifin Corporation Non-Employee Directors’ Stock Plan, as amended and restated, incorporated by reference to Exhibit 10(x) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).*

(10)(ff)	Parker-Hannifin Corporation Non-Employee Directors Stock Option Plan incorporated by reference to Exhibit 10(w) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).*

(10)(gg)	Parker-Hannifin Corporation 2004 Non-Employee Directors’ Stock Incentive Plan incorporated by reference to Exhibit 10(y) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 1-4982).*

(10)(hh)	Form of 2007 Grant Letter for Restricted Stock for Non-Employee Directors incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).*

(10)(ii)	Parker-Hannifin Corporation Deferred Compensation Plan for Directors, as amended and restated, incorporated by reference to Exhibit 10(x) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).*

(10)(jj)	Amendment to the Parker-Hannifin Corporation Deferred Compensation Plan for Directors, as amended and restated, incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2005 (Commission File No. 1-4982).*

(10)(kk)	Parker-Hannifin Corporation Stock Option Deferral Plan incorporated by reference to Exhibit 10(u) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 1-4982).*

(10)(ll)	Summary of the Compensation of the Non-Employee Members of the Board of Directors incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2004 (Commission File No. 1-4982). *

(10)(mm)	Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 1, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).*

(10)(nn)	Notice of Issuance of Restricted Stock for Nickolas W. Vande Steeg, dated November 20, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on November 21, 2006 (Commission File No. 1-4982).*

(11)	Computation of Common Shares Outstanding and Earnings Per Share is incorporated by reference to Note 5 of the Notes to Consolidated Financial Statements on page 13-25 of Exhibit 13 hereto.

(12)	Computation of Ratio of Earnings to Fixed Charges as of June 30, 2007. +

(13)	Excerpts from Annual Report to Shareholders for the fiscal year ended June 30, 2007 which are incorporated herein by reference thereto.

(21)	List of subsidiaries of the Registrant. +

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney. +

(31)(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

(31)(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*Management contracts or compensatory plans or arrangements.

+Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which was filed with the Commission on August 29, 2007.

Shareholders may request a copy of any of the exhibits to the Annual Report on Form 10-K or this Annual Report on Form 10-K/A by writing to the Secretary, Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141.