Form 10-Q
period 2007-09-30
PARKER HANNIFIN CORP
filed 2007-11-05
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of Common Shares outstanding at September 30, 2007, as adjusted to reflect the 3-shares-for-2 stock split completed on October 1, 2007: 168,222,473

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Net sales	$2,787,256	$2,551,573
Cost of sales	2,122,297	1,947,358

Gross profit	664,959	604,215
Selling, general and administrative expenses	324,961	292,010
Interest expense	22,421	17,172
Other (income), net	(165)	(6,626)

Income before income taxes	317,742	301,659
Income taxes	88,145	91,075

Net income	$229,597	$210,584

Earnings per share—basic	$1.35	$1.18
Earnings per share—diluted	$1.33	$1.17
Cash dividends per common share	$.21	$.173

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	(Unaudited)
	September 30, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$187,917	$172,706
Accounts receivable, net	1,784,784	1,737,748
Inventories:
Finished products	545,427	518,901
Work in process	624,843	581,745
Raw materials	183,504	165,156

	1,353,774	1,265,802
Prepaid expenses	69,148	69,655
Deferred income taxes	128,801	140,264

Total current assets	3,524,424	3,386,175
Plant and equipment	4,398,475	4,277,780
Less accumulated depreciation	2,636,310	2,541,408

	1,762,165	1,736,372
Goodwill	2,319,803	2,254,069
Intangible assets, net	610,411	595,607
Other assets	476,190	469,190

Total assets	$8,692,993	$8,441,413

LIABILITIES
Current liabilities:
Notes payable	$580,542	$195,384
Accounts payable, trade	779,274	788,560
Accrued payrolls and other compensation	278,898	376,678
Accrued domestic and foreign taxes	181,987	152,739
Other accrued liabilities	424,238	411,884

Total current liabilities	2,244,939	1,925,245
Long-term debt	1,117,677	1,089,916
Pensions and other postretirement benefits	369,606	354,398
Deferred income taxes	113,192	114,219
Other liabilities	301,451	245,970

Total liabilities	4,146,865	3,729,748

SHAREHOLDERS’ EQUITY
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,025,835 shares at September 30 and June 30	90,513	90,513
Additional capital	503,637	482,068
Retained earnings	4,794,447	4,625,195
Unearned compensation related to guarantee of ESOP debt	(10,979)	(15,192)
Deferred compensation related to stock options	2,229	2,269
Accumulated other comprehensive income (loss)	5,140	(112,621)

	5,384,987	5,072,232

Less treasury shares, at cost: 12,803,363 shares at September 30 and 6,787,005 shares at June 30	(838,859)	(360,567)

Total shareholders’ equity	4,546,128	4,711,665

Total liabilities and shareholders’ equity	$8,692,993	$8,441,413

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$229,597	$210,584
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	61,263	62,904
Amortization	14,913	11,336
Stock-based compensation	23,554	19,382
Deferred income taxes	(3,452)	(10,097)
Foreign currency transaction (gain)	(5,180)	(2,907)
Loss (gain) on sale of plant and equipment	1,003	(1,310)
Changes in assets and liabilities:
Accounts receivable, net	2,975	29,599
Inventories	(53,943)	(69,581)
Prepaid expenses	1,808	(1,347)
Other assets	13,735	(86,923)
Accounts payable, trade	(28,644)	(44,175)
Accrued payrolls and other compensation	(90,089)	(63,635)
Accrued domestic and foreign taxes	49,297	57,996
Other accrued liabilities	18,781	(6,447)
Pensions and other postretirement benefits	21,111	8,795
Other liabilities	12,172	326

Net cash provided by operating activities	268,901	114,500

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $177 in 2007 and $1,666 in 2006)	(33,551)	(32,680)
Capital expenditures	(56,484)	(58,489)
Proceeds from sale of plant and equipment	1,544	9,068
Other	(8,188)	(6,236)

Net cash (used in) investing activities	(96,679)	(88,337)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) common share activity	(496,042)	(173,713)
Proceeds from notes payable, net	375,150	188,947
Proceeds from long-term borrowings	3,403	3,781
(Payments of) long-term borrowings	(4,532)	(5,798)
Dividends	(36,544)	(31,037)

Net cash (used in) financing activities	(158,565)	(17,820)
Effect of exchange rate changes on cash	1,554	(4,042)

Net increase in cash and cash equivalents	15,211	4,301
Cash and cash equivalents at beginning of year	172,706	171,553

Cash and cash equivalents at end of period	$187,917	$175,854

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

Business Segment Results by Industry

	Three Months Ended September 30,
	2007	2006
Net sales
Industrial:
North America	$1,005,828	$1,000,765
International	1,100,888	877,704
Aerospace	427,290	402,358
Climate & Industrial Controls	253,250	270,746

Total	$2,787,256	$2,551,573

Segment operating income
Industrial:
North America	$155,182	$153,138
International	183,433	127,531
Aerospace	57,436	68,625
Climate & Industrial Controls	15,506	30,824

Total segment operating income	411,557	380,118
Corporate general and administrative expenses	45,309	36,670

Income from operations before interest expense and other	366,248	343,448
Interest expense	22,421	17,172
Other expense	26,085	24,617

Income before income taxes	$317,742	$301,659

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1.	Management representation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007, the results of operations for the three months ended September 30, 2007 and 2006 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K and Amendment No. 1 to Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

2.	Stock split

On August 16, 2007, the Company’s Board of Directors authorized a 3-shares-for-2-split of the Company’s common shares to be effected in the form of a stock dividend payable on October 1, 2007 to shareholders of record as of the end of business on September 17, 2007. The stock split was completed on October 1, 2007. Shareholders’ equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from Additional capital to Common stock the par value of the additional shares arising from the split. In addition, all share numbers and per share amounts disclosed in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been retroactively adjusted to give effect to the stock split.

3.	New accounting pronouncements

In August 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect on the Company’s financial position or results of operations of complying with the provisions of Statement No. 157.

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

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of September 30, 2007 and June 30, 2007 is immaterial to the financial position of the Company and the change in the accrual for both the current-year quarter and prior-year quarter was immaterial to the Company’s results of operations and cash flows.

5.	Earnings per share

The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007	2006
Numerator:
Income applicable to common shares	$229,597	$210,584
Denominator:
Basic—weighted average common shares	169,782,809	178,010,298
Increase in weighted average from dilutive effect of equity-based awards	3,438,683	2,593,181

Diluted—weighted average common shares, assuming exercise of equity-based awards	173,221,492	180,603,479

Basic earnings per share	$1.35	$1.18
Diluted earnings per share	$1.33	$1.17

At September 30, 2007 and 2006, 1,898,576 and 1,928,867 common shares, respectively, subject to equity-based awards were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

6.	Stock repurchase program

The Company has a program to repurchase common shares of the Company. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows, and the shares are initially held as treasury stock. The Company repurchased 187,050 shares of its common stock at an average price of $66.49 during the three-month period ended September 30, 2007 under this program.

6.	Stock repurchase program, continued

In August 2007, the Company’s Board of Directors authorized the accelerated purchase of $500 million of the Company’s common shares. This authorization is in addition to the Company’s previously announced share repurchase program. The Company entered into an agreement with Morgan Stanley whereby the Company purchased an initial number of common shares in exchange for $500 million. Morgan Stanley is presently undertaking the purchase of an equivalent number of the Company’s common shares in the open market over a period to expire not later than November 30, 2007. At the end of that period, additional shares may be delivered to the Company based on the volume-weighted average price of the Company’s common shares during the same period, subject to a cap and a floor as determined under the terms of the agreement. During the first quarter of fiscal 2008, the Company received 6,456,656 shares of its common stock through the accelerated purchase mechanism.

7.	Comprehensive income

The Company’s primary item of other comprehensive income (loss) is foreign currency translation adjustments. Comprehensive income for the three months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,
	2007	2006
Net income	$229,597	$210,584
Foreign currency translation adjustments	109,662	(1,744)
Retirement benefits amortization	8,040
Realized loss on cash flow hedges	59	59

Comprehensive income	$347,358	$208,899

Foreign currency translation adjustments are net of taxes of $11,223 and $1,513 for the three months ended September 30, 2007 and September 30, 2006, respectively. Retirement benefits amortization is net of taxes of $4,710 for the three months ended September 30, 2007. The realized loss on cash flow hedges is net of taxes of $38 for the three months ended September 30, 2007 and 2006 and is reflected in the Interest expense caption in the Consolidated Statement of Income.

8.	Business realignment charges

During the first quarter of fiscal 2008, the Company recorded a $2,663 charge ($1,645 after-tax or $.01 per diluted share) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily consists of severance costs and costs to relocate machinery and equipment. The severance costs are attributable to approximately 10 employees in the Industrial Segment and 110 employees in the Climate & Industrial Controls Segment. A portion of the severance payments have been made with the remaining payments expected to be made by June 30, 2008. The business realignment costs are presented in the Cost of sales caption in Consolidated Statement of Income for the three months ended September 30, 2007.

8.	Business realignment charges, continued

During the first quarter of fiscal 2007, the Company recorded a $3,825 charge ($2,361 after-tax or $.01 per diluted share) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily consists of severance costs and costs to relocate machinery and equipment. The severance costs are attributable to approximately 265 employees in the Industrial Segment and 25 employees in the Aerospace Segment. All required severance payments have been made. The business realignment costs are presented in the Consolidated Statement of Income for the three months ended September 30, 2006 as follows: $3,307 in Cost of sales and $518 in Selling, general and administrative expenses.

9.	Goodwill and intangible assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2007 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance June 30, 2007	$1,856,841	$87,721	$309,507	$2,254,069
Acquisitions	21,395			21,395
Foreign currency translation	41,216	19	2,071	43,306
Goodwill adjustments	658		375	1,033

Balance September 30, 2007	$1,920,110	$87,740	$311,953	$2,319,803

“Goodwill adjustments” primarily represent final adjustments to the purchase price allocation for acquisitions completed within the last twelve months.

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2007		June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$87,276	$30,990	$85,255	$29,149
Trademarks	202,705	31,040	193,595	27,110
Customer lists and other	466,024	83,564	446,273	73,257

Total	$756,005	$145,594	$725,123	$129,516

Total intangible amortization expense for the three months ended September 30, 2007 was $14,517. The estimated amortization expense for the five years ending June 30, 2008 through 2012 is $49,743, $48,126, $47,698, $45,801 and $44,227, respectively.

10.	Retirement benefits

Net periodic pension cost recognized included the following components:

	Three Months Ended September 30,
	2007	2006
Service cost	$19,799	$19,973
Interest cost	40,916	37,304
Expected return on plan assets	(46,955)	(42,104)
Net amortization and deferral and other	13,613	16,794

Net periodic benefit cost	$27,373	$31,967

Postretirement benefit cost recognized included the following components:

	Three Months Ended September 30,
	2007	2006
Service cost	$450	$497
Interest cost	1,464	1,440
Net amortization and deferral and other	(105)	(54)

Net periodic benefit cost	$1,809	$1,883

11.	Income taxes

On July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. As a result of the implementation of FIN 48, the Company recognized an increase of $29,904 in the liability for unrecognized tax benefits, which was accounted for by a decrease to the July 1, 2007 balance of Retained earnings of $23,801 and an increase of $6,103 to deferred tax assets, which is included in the Other assets caption in the Consolidated Balance Sheet.

As of July 1, 2007, the Company had gross unrecognized tax benefits of $82,095, which included accrued interest of $7,636. The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized in income tax expense. The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate was $53,866.

The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. In the normal course of business, the Company’s tax returns are subject to examination by taxing authorities throughout the world. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for fiscal years through 2001, except for certain refund claims outstanding. All significant state and local and foreign tax returns have been examined for fiscal years through 2001. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations within the next twelve months.

12.	Contingencies

The Company is involved in various litigation arising in the normal course of business, including proceedings based on product liability claims, workers’ compensation claims and alleged violations of various environmental laws. The Company is self-insured in the United States for health care, workers’ compensation, general liability and product liability up to predetermined amounts, above which third party insurance applies. Management regularly reviews the probable outcome of these proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and the established accruals for liabilities. While the outcome of pending proceedings cannot be predicted with certainty, management believes that any liabilities that may result from these proceedings will not have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

On April 27, 2007, a grand jury in the Southern District of Florida issued a subpoena to the Company’s subsidiary, Parker ITR. The subpoena requires the production of documents, in particular documents related to communications with competitors and customers related to Parker ITR’s marine oil and gas hose business. The Company and Parker ITR are responding to this subpoena. On May 7, 2007, the Japan Fair Trade Commission (JFTC) requested that Parker ITR appoint an agent related to an investigation of marine hose suppliers. Parker ITR appointed such an agent by power of attorney. Parker ITR has also been required to submit a report to the JFTC on specific topics. The Company and Parker ITR continue to cooperate with the JFTC. On May 15, 2007, the European Commission issued a Request for Information to the Company and its subsidiary, Parker ITR. After the Company and Parker ITR filed a response, the European Commission requested additional information. The Company and Parker ITR continue to cooperate with the European Commission.

In addition, there are currently four class action lawsuits pending in the Southern District of Florida and one in the Southern District of New York alleging violation of Section 1 of the Sherman Act. The Company is named as a defendant in one of the cases pending in the Southern District of Florida. Parker ITR is named as a defendant in the remaining four cases. The class action complaints allege that the defendants, for a period of at least eight years, conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States. The Company filed an answer denying the allegations in the complaint. Parker ITR has filed a motion to dismiss in each of the four cases in which it is a defendant. No decisions on such motions have been issued. At the current stage of the investigations and lawsuits, the Company is unable to reasonably estimate the potential loss or range of loss, if any, arising from such investigations and lawsuits.

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2006

OVERVIEW

The Company is a leading worldwide diversified manufacturer of motion control technologies and systems, providing precision engineered solutions for a wide variety of commercial, mobile, industrial and aerospace markets.

The Company’s order rates provide a near-term perspective of the Company’s outlook particularly when viewed in the context of prior and future order rates. The Company publishes its order rates on a quarterly basis. The lead time between the time an order is received and revenue is realized generally ranges from one day to 12 weeks for commercial, mobile and industrial orders and from one day to 18 months for aerospace orders. The Company believes the leading economic indicators of these markets that have a strong correlation to the Company’s future order rates are as follows:

•	Institute of Supply Management (ISM) index of manufacturing activity with respect to North American commercial, mobile and industrial markets,

•	Purchasing Managers Index (PMI) on manufacturing activity with respect to most International commercial, mobile and industrial markets, and

•	Aircraft miles flown and revenue passenger miles for commercial aerospace markets and Department of Defense spending for military aerospace markets.

An ISM and PMI index above 50 indicates that the manufacturing economy is expanding resulting in the expectation that the Company’s order rates in the commercial, mobile and industrial markets should be positive year-over-year. The ISM index at the end of September 2007 was 52.0 and the most recent PMI for the Eurozone countries was 54.3. With respect to the aerospace market, aircraft miles flown and revenue passenger miles continue to show improvement over comparable fiscal 2007 levels while Department of Defense spending in fiscal 2008 is expected to increase slightly from its fiscal 2007 level.

The Company also believes that there is a high correlation between changes in interest rates throughout the world and worldwide industrial manufacturing activity. Increases in interest rates rate typically have a negative impact on industrial production thereby lowering future order rates while decreases in interest rates typically have the opposite effect.

The Company’s major opportunities for growth are as follows:

•	Leverage the Company’s broad product line with customers desiring to consolidate their vendor base and outsource engineering,

•	Marketing systems solutions for customer applications,

•	Expand the Company’s business presence outside of North America,

•	New product introductions, including those resulting from the Company’s innovation initiatives,

•	Completing strategic acquisitions in a consolidating motion and control industry, and

•	Expanding the Company’s vast distribution network.

The financial condition of the Company remains strong as evidenced by the continued generation of substantial cash flows from operations, a debt to debt-equity ratio of 27.2 percent, ample borrowing capabilities and strong credit ratings.

Many acquisition opportunities remain available to the Company within its target markets. During the first quarter of fiscal 2008, the Company completed acquisitions whose aggregate incremental annual revenues were approximately $14 million. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess the strategic fit of its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.

The Company routinely strives to improve customer service levels and manage changes in raw material prices and expenses related to employee health and welfare benefits. The Company is currently focused on maintaining its financial strength through the current Industrial North American slowdown, especially in the automotive, heavy-duty truck and residential construction markets. The Company has in place a number of strategic financial performance initiatives relating to growth and margin improvement in order to meet these challenges, including strategic procurement, strategic pricing, lean enterprise, product innovation, global diversification and business realignments.

The discussion below is structured to separately discuss the Consolidated Statement of Income, Results by Business Segment, Balance Sheet and Statement of Cash Flows.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended September 30,
(in millions)	2007	2006
Net sales	$2,787.3	$2,551.6
Gross profit	$665.0	$604.2
Gross profit margin	23.9%	23.7%
Selling, general and administrative expenses	$325.0	$292.0
Selling general and administrative expenses, as a percent of sales	11.7%	11.4%
Interest expense	$22.4	$17.2
Other (income), net	$(0.2)	$(6.6)
Effective tax rate	27.7%	30.2%
Net income	$229.6	$210.6
Net income, as a percent of sales	8.2%	8.3%

Net sales for the first quarter of fiscal 2008 increased 9.2 percent over the prior-year first quarter reflecting higher volume experienced in the Industrial International and Aerospace Segments. Acquisitions made in the last 12 months contributed about 26 percent of the net sales increase and the effect of currency rate changes contributed about 38 percent of the net sales increase.

Gross profit margin increased due to a combination of the increase in sales as well as the effects of the Company’s financial performance initiatives.

Selling, general and administrative expenses increased primarily due to the higher sales volume and higher incentive compensation.

Interest expense for the current-year quarter increased 30.6 percent over the prior-year first quarter primarily due to higher average debt outstanding in the current-year quarter, primarily due to borrowings related to the funding of the accelerated stock repurchase program, which is described in Note 6 to the Consolidated Financial Statements.

Other (income), net in the prior-year quarter included $4.6 million of income related to a litigation settlement.

Effective tax rate for the current-year quarter was lower than the prior-year quarter primarily due to a tax benefit received as a result of a change in the German tax rate.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three months ended September 30,
(in millions)	2007	2006
Net sales
North America	$1,005.8	$1,000.8
International	1,100.9	877.7
Operating income
North America	155.2	153.1
International	$183.4	$127.5
Operating income, as a percent of sales
North America	15.4%	15.3%
International	16.7%	14.5%
Backlog	$1,462.5	$1,194.7

The Industrial Segment operations experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

Three months ended September 30, 2007
Industrial North America – as reported	0.5%
Acquisitions	2.7%
Currency	0.3%

Industrial North America – without acquisitions and currency	(2.5)%

Industrial International – as reported	25.4%
Acquisitions	4.0%
Currency	9.0%

Industrial International – without acquisitions and currency	12.4%

Total Industrial Segment – as reported	12.2%
Acquisitions	3.3%
Currency	4.4%

Total Industrial Segment – without acquisitions and currency	4.5%

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

Excluding the effects of acquisitions and currency exchange rates, the decrease in Industrial North American sales reflects lower end-user demand experienced in a number of markets, particularly in residential construction, heavy-duty truck and automotive. The increase in Industrial International sales is primarily attributed to higher volume across most markets in all regions, particularly in Europe and the Asia Pacific region.

The slight increase in Industrial North American margins is primarily due to the benefits realized from past business realignments more than offsetting the effect of the lower sales volume. The increase in Industrial International margins is primarily due to the higher sales volume and benefits realized from the Company’s financial performance initiatives. Acquisitions, not yet fully integrated, negatively impacted both Industrial North American and Industrial International margins in the current-year quarter.

The increase in backlog from the prior-year quarter and the June 30, 2007 amount of $1,393.2 million is due primarily to higher order rates experienced in the Industrial International businesses. The Company anticipates Industrial North American sales for fiscal 2008 will exceed their fiscal 2007 level by approximately one percent and Industrial International sales for fiscal 2008 will exceed their fiscal 2007 level by approximately 12 percent. Industrial North American operating margins in fiscal 2008 are expected to range from 14.5 percent to 14.9 percent and Industrial International operating margins are expected to range from 14.7 percent to 15.1 percent. The Company expects to continue to take the actions necessary to structure appropriately the Industrial Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2008.

Aerospace Segment

	Three months ended September 30,
(in millions)	2007	2006
Net sales	$427.3	$402.4
Operating income	$57.4	$68.6
Operating income, as a percent of sales	13.4%	17.1%
Backlog	$1,509.7	$1,326.0

The increase in net sales in the Aerospace Segment is primarily due to an increase in commercial original equipment manufacturer (OEM) volume partially offset by lower military aftermarket volume. The lower margins were primarily due to a higher concentration of sales in the current-year first quarter occurring in the lower margin OEM businesses, an increase in contract reserves related to certain programs that have entered production as well as higher engineering development costs.

The increase in backlog from the prior-year quarter and the June 30, 2007 amount of $1,358.9 million is due to higher order rates experienced in both the commercial and military businesses. For fiscal 2008, sales are expected to increase from 0.7 percent to 1.1 percent from their fiscal 2007 level and operating margins are expected to range from 15.7 percent to 16.1 percent. Heavier commercial OEM volume in future product mix and higher engineering development costs could result in lower margins.

Climate & Industrial Controls Segment

	Three months ended September 30,
(in millions)	2007	2006
Net sales	$253.3	$270.7
Operating income	$15.5	$30.8
Operating income, as a percent of sales	6.1%	11.4%
Backlog	$150.0	$156.5

The decrease in sales in the Climate & Industrial Controls Segment is due primarily to lower end-user demand in the residential air conditioning, heavy-duty truck and automotive markets. The decrease in margins is primarily due to the lower sales volume, resulting in manufacturing inefficiencies.

The decrease in backlog from the prior-year quarter and the June 30, 2007 amount of $183.1 million is primarily due to lower order rates in the residential air conditioning and automotive markets. For fiscal 2008, sales are expected to decline from 1.4 percent to 1.8 percent from their fiscal 2007 level and operating margins are expected to range from 6.6 percent to 7.0 percent. The Company expects to continue to take the actions necessary to structure appropriately the Climate & Industrial Controls Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2008.

Corporate and Other

Corporate general and administrative expenses increased to $45.3 million for fiscal 2008 compared to $36.7 million in the prior-year quarter. As a percent of sales, corporate general and administrative expenses for the current-year quarter increased to 1.6 percent compared to 1.4 percent in the prior-year quarter. The higher expense in the current-year quarter is primarily due to higher information technology expenses, legal expenses and incentive compensation expenses.

Included in Other expense (in the Business Segment Results by Industry) in fiscal 2008 is $0.9 million of income related to qualified defined benefit plans compared to $5.4 million of expense in the prior-year quarter. The decrease in expense primarily results from changes in actuarial assumptions and lower amortization of actuarial losses.

BALANCE SHEET

(dollars in millions)	September 30, 2007	June 30, 2007
Accounts receivable	$1,784.8	$1,737.7
Inventories	1,353.8	1,265.8
Plant and equipment, net of accumulated depreciation	1,762.2	1,736.4
Goodwill	2,319.8	2,254.1
Intangible assets, net	610.4	595.6
Other assets	476.2	469.2
Accounts payable, trade	779.3	788.6
Accrued payrolls and other compensation	278.9	376.7
Accrued domestic and foreign taxes	182.0	152.7
Other accrued liabilities	424.2	411.9
Shareholders’ equity	4,546.1	4,711.7
Working capital	$1,279.5	$1,460.9
Current ratio	1.57	1.76

Accounts receivable are primarily receivables due from customers for sales of product ($1,604.5 million at September 30, 2007 and $1,560.2 million at June 30, 2007). Days sales outstanding relating to trade accounts receivable increased to 53 days from 49 days at June 30, 2007.

Inventories increased $88 million since June 30, 2007, with days supply increasing to 66 days from 62 days at June 30, 2007.

Other assets increased since June 30, 2007 primarily due to an increase in the deferred tax assets.

Accounts payable, trade decreased slightly from June 30, 2007. The reduction primarily occurred in the Industrial Segment and was slightly offset by an increase in the Aerospace Segment.

Accrued payrolls and other compensation decreased $97.8 million primarily as a result of the payment of fiscal 2007 incentive compensation during the current-year quarter.

Accrued domestic and foreign taxes increased primarily due to the adoption of FIN 48 as described in Note 11 to the Consolidated Financial Statements.

Due to the weakening of the U.S. dollar, foreign currency translation adjustments resulted in an increase in Shareholders’ equity of $109.7 million during the current-year quarter. The translation adjustments primarily affected Accounts receivable, Inventories, Plant and equipment, Goodwill and Long-term debt.

The decrease in working capital, and the current ratio, was primarily due to an increase in commercial paper borrowing during the current-year quarter.

STATEMENT OF CASH FLOWS

	Three months ended September 30,
(in millions)	2007	2006
Cash provided by (used in):
Operating activities	$268.9	$114.5
Investing activities	(96.7)	(88.3)
Financing activities	(158.6)	(17.8)
Effect of exchange rates	1.6	(4.1)
Net increase in cash and cash equivalents	15.2	4.3

Cash flows from operating activities - Net cash provided by operating activities increased as the Company did not contribute to its qualified defined benefit plans during the first quarter of fiscal 2008. The Company made $111 million in voluntary contributions during the first quarter of fiscal 2007.

Cash flow used in investing activities - The increase in the amount of cash used in investing activities in fiscal 2008 is primarily due to reduced proceeds from the sale of plant and equipment.

Cash flow from financing activities – In the first quarter of fiscal 2008, net cash used in financing activities increased $140.8 million compared to the first quarter of fiscal 2007. Common stock activity used cash of $496.0 million in the first quarter of fiscal 2008 compared to $173.7 million in the first quarter of fiscal 2007. The increase in cash used by common stock activity in fiscal 2008 was primarily due to the Company’s accelerated stock repurchase agreement described in Note 6 to the Consolidated Financial Statements. This outflow used for common stock activity was partially offset by an increase in commercial paper borrowings.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of no more than 37 percent.

Debt to Debt-Equity Ratio (in millions)	September 30, 2007	June 30, 2007
Debt	$1,698.2	$1,285.3
Debt & equity	$6,244.3	$5,997.0
Ratio	27.2%	21.4%

The Company has a line of credit totaling $1,025 million through a multi-currency revolving credit agreement with a group of banks, of which $512 million was available as of September 30, 2007. The Company has the right, no more than once a year, to increase the facility amount, in minimum increments of $25 million up to a maximum facility amount of $1,500 million. The credit agreement expires October 2012; however, the Company has the right to request a one-year extension of the expiration date on an annual basis. A portion of the credit agreement supports the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch, Inc. These ratings are considered investment grade. The revolving credit agreement requires a facility fee of 4.5/100ths of one percent of the commitment per annum at the Company’s present rating level. The revolving credit agreement contains provisions that increase the facility fee of the credit agreement in the event the Company’s credit ratings are lowered. A lowering of the Company’s credit ratings would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

The Company’s credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. At the Company’s present rating level, the most restrictive financial covenants provide that the ratio of secured debt to net tangible assets be less than 10 percent and the ratio of debt to debt-equity be less than 60 percent. As of September 30, 2007, the ratio of secured debt to net tangible assets was less than one percent and the ratio of debt to debt-equity was less than 30 percent. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect on the Company’s financial position or results of operations of complying with the provisions of Statement No. 157.

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

FORWARD-LOOKING STATEMENTS

Forward-looking statements contained in this Quarterly Report on Form 10-Q and other written reports and oral statements are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. All statements regarding future performance, earnings projections, events or developments are forward-looking statements. It is possible that the future performance and earnings projections of the Company may differ materially from current expectations, depending on economic conditions within both its industrial and aerospace markets, and the Company’s ability to maintain and achieve anticipated benefits associated with announced realignment activities, strategic initiatives to improve operating margins and growth, innovation and global diversification initiatives. A change in the economic conditions in individual markets may have a particularly volatile effect on segment performance.

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

•

global economic factors, including manufacturing activity, air travel trends, currency exchange rates, difficulties entering new markets and general economic conditions such as inflation and interest rates and credit availability.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the first quarter of fiscal 2008. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

(a) On September 6, 2007, the Ohio Environmental Protection Agency (“OEPA”) invited the Company, through its Parflex Division (the “Division”), to negotiate proposed Director’s Findings and Orders relative to alleged violations of Chapter 3704 of the Ohio Revised Code and certain regulations promulgated thereunder at the Division’s Ravenna, Ohio, facility. The OEPA proposes a civil penalty in the amount of $194,000 and also seeks an order requiring the Division to submit certain fee emission reports.

(b) As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, on April 27, 2007, a grand jury in the Southern District of Florida issued a subpoena to the Company’s subsidiary, Parker ITR. The subpoena requires the production of documents, in particular documents related to communications with competitors and customers related to Parker ITR’s marine oil and gas hose business. The Company and Parker ITR are responding to this subpoena. On May 7, 2007, the Japan Fair Trade Commission (“JFTC”) requested that Parker ITR appoint an agent related to an investigation of marine hose suppliers. Parker ITR appointed such an agent by power of attorney. Parker ITR has also been required to submit a report to the JFTC on specific topics. The Company and Parker ITR continue to cooperate with the JFTC. On May 15, 2007, the European Commission issued a Request for Information to the Company and its subsidiary, Parker ITR. After the Company and Parker ITR filed a response, the European Commission requested additional information. The Company and Parker ITR continue to cooperate with the European Commission.

In addition, as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, there are currently four class action lawsuits pending in the Southern District of Florida and one in the Southern District of New York alleging violation of Section 1 of the Sherman Act. The Company is named as a defendant in one of the cases pending in the Southern District of Florida. Parker ITR is a defendant in the remaining four cases. The class action complaints allege that the defendants, for a period of at least eight years, conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States. The Company filed an answer denying the allegations in the complaint. Parker ITR has filed a motion to dismiss in each of the four cases in which it is a defendant. No decisions on such motions have been issued.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. The information set forth in the following table has been adjusted to reflect the 3-shares-for-2 stock split completed on October 1, 2007:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 through July 31, 2007	135,161(2)	$67.83	108,000	14,218,009
August 1, 2007 through August 31, 2007	6,535,706(3)	$77.35	6,535,706(3)	14,138,959
September 1, 2007 through September 30, 2007	0	$0	0	14,138,959
Total:	6,670,867	$77.15	6,643,706	14,138,959

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase of up to 3.0 million shares of its common stock. From time to time, the Board of Directors has adjusted the number of shares authorized for repurchase under this program. On January 25, 2007, the Company publicly announced that its Board of Directors approved an increase in the number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was equal to 10 million on a pre-split basis. The remaining number of shares authorized for repurchase under this program is subject to adjustment in the event of a stock split. There is no expiration date for this program.

On August 16, 2007, the Company publicly announced that its Board of Directors authorized the accelerated repurchase of $500 million of its common stock. This accelerated repurchase program will expire on or before November 30, 2007, subject to extension. The accelerated repurchase program is in addition to the repurchase program described in the preceding paragraph.

(2)	Includes 27,161 shares surrendered to the Company by executive officers in order to satisfy tax withholding obligations upon the vesting of restricted stock under the Company’s 2002-03-04 Long Term Incentive Plan.
(3)	Includes 6,456,656 shares repurchased by the Company as part of its accelerated repurchase program.

Item 6.	Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit
10(a)	Parker-Hannifin Corporation Volume Incentive Plan, as amended and restated.

10(b)	Summary of the Compensation of the Non-Employee Members of the Board of Directors as of October 1, 2007.

10(c)	Form of 2008 Grant Letter for Restricted Stock for Non- Employee Directors.

10(d)	Form of Grant Letter for Stock Options with Tandem Stock Appreciation Rights for Executive Officers incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “Commission”) on September 5, 2007 (Commission File No. 1-4982).

10(e)	Form of 2008 Target Incentive Bonus Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K/A filed with the Commission on September 5, 2007 (Commission File No. 1-4982).

10(f)	Form of 2008-09-10 Long Term Incentive Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K/A filed with the Commission on September 5, 2007 (Commission File No. 1-4982).

10(g)	Form of RONA Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8-K/A filed with the Commission on September 5, 2007 (Commission File No. 1-4982).

12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2007.

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Timothy K. Pistell
Timothy K. Pistell
Executive Vice President - Finance and Administration and Chief Financial Officer

Date: November 5, 2007

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10(a)	Parker-Hannifin Corporation Volume Incentive Plan, as amended and restated.

10(b)	Summary of the Compensation of the Non-Employee Members of the Board of Directors as of October 1, 2007.

10(c)	Form of 2008 Grant Letter for Restricted Stock for Non-Employee Directors.

10(d)	Form of Grant Letter for Stock Options with Tandem Stock Appreciation Rights for Executive Officers incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “Commission”) on September 5, 2007 (Commission File No. 1-4982).

10(e)	Form of 2008 Target Incentive Bonus Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K/A filed with the Commission on September 5, 2007 (Commission File No. 1-4982).

10(f)	Form of 2008-09-10 Long Term Incentive Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K/A filed with the Commission on September 5, 2007 (Commission File No. 1-4982).

10(g)	Form of RONA Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8-K/A filed with the Commission on September 5, 2007 (Commission File No. 1-4982).

12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2007.

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.