Form 10-Q
period 2007-12-31
PARKER HANNIFIN CORP
filed 2008-02-04
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Yes  ☐    No  ☒

Number of Common Shares outstanding at December 31, 2007: 168,499,639

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net sales	$2,829,060	$2,511,152	$5,616,316	$5,062,725
Cost of sales	2,194,137	1,938,007	4,316,434	3,885,365

Gross profit	634,923	573,145	1,299,882	1,177,360
Selling, general and administrative expenses	318,961	292,855	643,922	584,865
Interest expense	26,016	22,304	48,437	39,476
Other (income), net	(6,224)	(6,777)	(6,389)	(13,403)

Income before income taxes	296,170	264,763	613,912	566,422
Income taxes	84,307	71,796	172,452	162,871

Net income	$211,863	$192,967	$441,460	$403,551

Earnings per share - basic	$1.26	$1.11	$2.61	$2.29
Earnings per share - diluted	$1.23	$1.09	$2.56	$2.26
Cash dividends per common share	$.21	$.173	$.42	$.347

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	(Unaudited) December 31, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$197,650	$172,706
Accounts receivable, less allowance for doubtful accounts	1,745,683	1,737,748
($14,586 at December 31; $11,655 at June 30)
Inventories:
Finished products	576,026	518,901
Work in process	711,085	581,745
Raw materials	190,156	165,156

	1,477,267	1,265,802
Prepaid expenses	63,774	69,655
Deferred income taxes	137,206	140,264

Total current assets	3,621,580	3,386,175
Plant and equipment	4,494,690	4,277,780
Less accumulated depreciation	2,689,711	2,541,408

	1,804,979	1,736,372
Goodwill	2,669,678	2,254,069
Intangible assets, net	627,702	595,607
Other assets	493,567	469,190

Total assets	$9,217,506	$8,441,413

LIABILITIES
Current liabilities:
Notes payable	$865,058	$195,384
Accounts payable, trade	756,495	788,560
Accrued payrolls and other compensation	300,569	376,678
Accrued domestic and foreign taxes	104,919	152,739
Other accrued liabilities	469,447	411,884

Total current liabilities	2,496,488	1,925,245
Long-term debt	1,151,469	1,089,916
Pensions and other postretirement benefits	361,605	354,398
Deferred income taxes	118,203	114,219
Other liabilities	312,505	245,970

Total liabilities	4,440,270	3,729,748
SHAREHOLDERS’ EQUITY
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,016 shares at December 31 and 181,025,835 shares at June 30	90,523	90,513
Additional capital	505,880	482,068
Retained earnings	4,965,631	4,625,195
Unearned compensation related to guarantee of ESOP debt	(10,054)	(15,192)
Deferred compensation related to stock options	2,190	2,269
Accumulated other comprehensive income (loss)	32,153	(112,621)

	5,586,323	5,072,232
Less treasury shares, at cost:
12,546,377 shares at December 31 and 6,787,005 shares at June 30	(809,087)	(360,567)

Total shareholders’ equity	4,777,236	4,711,665

Total liabilities and shareholders’ equity	$9,217,506	$8,441,413

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2007	2006
Net income	$441,460	$403,551
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	125,405	126,390
Amortization	29,741	21,808
Stock-based compensation	30,086	24,218
Deferred income taxes	(14,643)	(27,099)
Foreign currency transaction (gain)	(2,698)	(20,759)
(Gain) on sale of plant and equipment	(2,919)	(8,806)
Changes in assets and liabilities:
Accounts receivable, net	87,788	113,742
Inventories	(91,056)	(107,839)
Prepaid expenses	9,207	11,763
Other assets	(2,441)	(97,430)
Accounts payable, trade	(86,889)	(83,499)
Accrued payrolls and other compensation	(76,756)	(40,754)
Accrued domestic and foreign taxes	(33,965)	(20,076)
Other accrued liabilities	16,772	(279)
Pensions and other postretirement benefits	26,573	15,712
Other liabilities	17,936	(2,996)

Net cash provided by operating activities	473,601	307,647
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $11,396 in 2007 and $1,050 in 2006)	(463,051)	(160,429)
Capital expenditures	(118,742)	(115,441)
Proceeds from sale of plant and equipment	13,571	23,694
Other	(2,701)	(1,771)

Net cash (used in) investing activities	(570,923)	(253,947)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) common share activity	(475,943)	(360,616)
Proceeds from notes payable, net	656,372	370,942
Proceeds from long-term borrowings	19,061	3,011
(Payments for) long-term borrowings	(5,089)	(19,771)
Dividends	(71,867)	(61,192)

Net cash provided by (used in) financing activities	122,534	(67,626)
Effect of exchange rate changes on cash	(268)	(529)

Net increase (decrease) in cash and cash equivalents	24,944	(14,455)
Cash and cash equivalents at beginning of year	172,706	171,553

Cash and cash equivalents at end of period	$197,650	$157,098

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

BUSINESS SEGMENT INFORMATION

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net sales
Industrial:
North America	$991,419	$959,663	$1,997,247	$1,960,428
International	1,177,749	922,011	2,278,637	1,799,715
Aerospace	430,698	402,039	857,988	804,397
Climate & Industrial Controls	229,194	227,439	482,444	498,185

Total	$2,829,060	$2,511,152	$5,616,316	$5,062,725

Segment operating income
Industrial:
North America	$141,680	$133,890	$296,862	$287,028
International	175,227	121,769	358,660	249,300
Aerospace	51,917	67,778	109,353	136,403
Climate & Industrial Controls	5,421	6,963	20,927	37,787

Total segment operating income	374,245	330,400	785,802	710,518
Corporate general and administrative expenses	40,039	43,960	85,348	80,630

Income from operations before interest expense and other	334,206	286,440	700,454	629,888
Interest expense	26,016	22,304	48,437	39,476
Other expense (income)	12,020	(627)	38,105	23,990

Income before income taxes	$296,170	$264,763	$613,912	$566,422

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1.	Management representation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2007, the results of operations for the three and six months ended December 31, 2007 and 2006 and cash flows for the six months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K and Amendment No. 1 to Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

2.	Stock split

On August 16, 2007, the Company’s Board of Directors authorized a 3-shares-for-2 split of the Company’s common shares to be effected in the form of a stock dividend payable on October 1, 2007 to shareholders of record as of the end of business on September 17, 2007. The stock split was completed on October 1, 2007. Shareholders’ equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from Additional capital to Common stock the par value of the additional shares issued in connection with the split. In addition, all share numbers and per share amounts disclosed in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been retroactively adjusted to give effect to the stock split.

3.	New accounting pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” Statement No. 160 establishes accounting and reporting standards for the minority interest in a subsidiary. Statement No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on the Company’s financial position or results of operations of complying with the provisions of Statement No. 160.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), “Business Combinations.” Statement No. 141R establishes the requirements for how an entity recognizes and measures in its financial statements the assets acquired, liabilities assumed, and any minority interest in a business combination. Statement No. 141R is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on the Company’s financial position or results of operations of complying with the provisions of Statement No. 141R.

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

3.	New accounting pronouncements, continued

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In November 2007, the FASB reaffirmed the originally scheduled implementation date in accounting for financial assets and liabilities for fiscal years beginning after November 15, 2007 and has proposed a one year deferral for the implementation of Statement No. 157 for other nonfinancial assets and liabilities. The Company does not believe the adoption of Statement No. 157 will have a material impact on the Company’s financial position or results of operations.

4.	Product warranty

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of December 31, 2007 and June 30, 2007 is immaterial to the financial position of the Company and the change in the accrual for the current quarter and first six months of fiscal 2008 is immaterial to the Company’s results of operations and cash flows.

5.	Earnings per share

The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended December 31, 2007 and 2006.

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Numerator:
Income applicable to common shares	$211,863	$192,967	$441,460	$403,551
Denominator:
Basic - weighted average common shares	168,063,375	173,907,230	168,923,092	175,958,764
Increase in weighted average from dilutive effect of equity-based awards	3,930,488	2,982,367	3,533,225	2,750,771

Diluted - weighted average common shares, assuming exercise of equity-based awards	171,993,863	176,889,597	172,456,317	178,709,535

Basic earnings per share	$1.26	$1.11	$2.61	$2.29
Diluted earnings per share	$1.23	$1.09	$2.56	$2.26

For the three months ended December 31, 2007 and 2006, 95,680 and 1,383,747 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended December 31, 2007 and 2006, 1,378,664 and 2,316,485 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

6.	Stock repurchase program

The Company has a program to repurchase common shares of the Company. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows, and the shares are initially held as treasury stock. Fiscal year-to-date, the Company repurchased 187,050 shares at an average price of $66.49 per share under this program.

In August 2007, the Company’s Board of Directors authorized the accelerated purchase of $500 million of the Company’s common shares. This authorization is in addition to the Company’s previously announced share repurchase program. In August 2007, the Company entered into an agreement with Morgan Stanley whereby the Company initially repurchased 6,456,656 shares of its common stock during the first quarter of fiscal 2008 in exchange for $500 million. Additional shares were settled at the program’s expiration on November 30, 2007 based on the volume-weighted average price of the Company’s common shares during the same period, subject to a cap and a floor as determined under the terms of the agreement. Accordingly, the Company received 173,325 shares during the second quarter of fiscal 2008 in connection with the settlement at the program’s expiration. Under the accelerated repurchase program, the Company repurchased a total of 6,629,981 shares at an average purchase price of $75.48 per share.

7.	Comprehensive income

The Company’s primary item of other comprehensive income is foreign currency translation adjustments. Comprehensive income for the three and six months ended December 31, 2007 and 2006 was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net income	$211,863	$192,967	$441,460	$403,551
Foreign currency translation adjustments	17,358	66,195	127,019	64,451
Retirement benefits amortization	9,596		17,637
Realized loss on cash flow hedges	59	59	118	118

Comprehensive income	$238,876	$259,221	$586,234	$468,120

Foreign currency translation adjustments are net of taxes of $2,492 and $13,715 for the three and six months ended December 31, 2007, respectively, and $6,808 and $5,296 for the three and six months ended December 31, 2006, respectively. The retirement benefits amortization is net of taxes of $5,581 and $10,292 for the three and six months ended December 31, 2007, respectively. The realized loss on cash flow hedges is net of taxes of $38 and $76 for the three and six months ended December 31, 2007 and December 31, 2006, respectively, and is reflected in the Interest expense caption in the Consolidated Statement of Income.

8.	Business realignment charges

During the second quarter of fiscal 2008, the Company recorded a $1,342 charge ($829 after-tax) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily consists of severance costs and costs to relocate machinery and equipment. The business realignment costs are presented primarily in the Cost of sales caption in the Consolidated Statement of Income for the three months ended December 31, 2007.

During the first six months of fiscal 2008, the Company recorded a charge of $4,005 ($2,474 after-tax or $.01 per diluted share) for business realignment costs. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily consists of severance costs and costs to relocate machinery and equipment. The business realignment costs are presented primarily in the Cost of sales caption in the Consolidated Statement of Income for the six months ended December 31, 2007.

During the second quarter of fiscal 2007, the Company recorded a $6,620 charge ($4,087 after-tax or $.02 per diluted share) for the costs to structure its businesses in light of then-current and anticipated customer demand. The charge primarily consisted of severance costs and costs to relocate machinery and equipment. The severance costs were attributable to approximately 255 employees in the Industrial Segment. The business realignment costs are presented in the Consolidated Statement of Income for the three months ended December 31, 2006 as follows: $5,653 in Cost of sales and $967 in Selling, general and administrative expenses.

During the first six months of fiscal 2007, the Company recorded a charge of $10,445 ($6,448 after-tax or $.03 per diluted share) for business realignment costs primarily related to the Industrial Segment. The charge primarily consisted of severance costs and costs to relocate machinery and equipment. The business realignment costs are presented in the Consolidated Statement of Income for the six months ended December 31, 2006 as follows: $8,960 in Cost of sales and $1,485 in Selling, general and administrative expenses.

9.	Goodwill and intangible assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2007 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance June 30, 2007	$1,856,841	$87,721	$309,507	$2,254,069
Acquisitions	318,038	63,042		381,080
Foreign currency translation	40,062	28	4,300	44,390
Goodwill adjustments	(9,345)		(516)	(9,861)

Balance
December 31, 2007	$2,205,596	$150,791	$313,291	$2,669,678

9.	Goodwill and intangible assets, continued

“Goodwill adjustments” primarily represent final adjustments to the purchase price allocation for acquisitions completed within the last twelve months. Some of the fiscal 2008 purchase price allocations are preliminary and may require subsequent adjustment.

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	December 31, 2007		June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$87,250	$32,505	$85,255	$29,149
Trademarks	203,083	34,371	193,595	27,110
Customer lists and other	496,658	92,413	446,273	73,257

Total	$786,991	$159,289	$725,123	$129,516

Total intangible amortization expense for the six months ended December 31, 2007 was $28,931. The estimated amortization expense for the five years ending June 30, 2008 through 2012 is $50,394, $48,869, $48,441, $46,544 and $44,970, respectively.

10.	Retirement benefits

Net periodic pension cost recognized included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Service cost	$18,048	$18,483	$37,847	$38,457
Interest cost	41,604	37,712	82,520	75,016
Expected return on plan assets	(48,073)	(44,805)	(95,028)	(86,909)
Amortization of prior service cost	3,453	2,923	6,498	5,786
Amortization of net actuarial loss	11,251	16,450	21,836	30,395
Amortization of initial net (asset)	(17)	(15)	(34)	(31)

Net periodic benefit cost	$26,266	$30,748	$53,639	$62,714

10.	Retirement benefits, continued

Postretirement benefit cost recognized included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Service cost	$310	$331	$759	$828
Interest cost	1,386	1,409	2,850	2,850
Net amortization and deferral and other	(265)	(236)	(371)	(290)

Net periodic benefit cost	$1,431	$1,504	$3,238	$3,388

11.	Income taxes

On July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. As a result of the implementation of FIN 48, the Company recognized an increase of $29,904 in the liability for unrecognized tax benefits, which was accounted for by a decrease to the July 1, 2007 balance of Retained earnings of $23,801 and an increase of $6,103 to deferred tax assets, which is included in the Other assets caption in the Consolidated Balance Sheet.

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

During the six months ended December 31, 2007, the Company increased its gross unrecognized tax benefits by $4,709 due to additional reserves for various uncertain tax positions and accrued interest. As of December 31, 2007, the Company had gross unrecognized tax benefits of $86,804, which included accrued interest of $8,960. The total amount of total unrecognized tax benefits that if recognized, would affect the effective tax rate was $58,412.

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

The Company is involved in various litigation arising in the normal course of business, including proceedings based on product liability claims, workers’ compensation claims and alleged violations of various environmental laws. The Company is self-insured in the United States for health care, workers’ compensation, general liability and product liability up to predetermined amounts, above which, subject to certain limitations, third party insurance applies. Management regularly reviews the probable outcome of these proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and the established accruals for liabilities. While the outcome of pending proceedings cannot be predicted with certainty, management believes that any liabilities that may result from these proceedings will not have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

On April 27, 2007, a grand jury in the Southern District of Florida issued a subpoena to the Company’s subsidiary, Parker ITR, requiring the production of documents, in particular documents related to communications with competitors and customers related to Parker ITR’s marine oil and gas hose business. The Company and Parker ITR substantially complied with this subpoena. The Japan Fair Trade Commission (JFTC) requested that Parker ITR submit a report to the JFTC on specific topics related to its investigation of marine hose suppliers. The Company and Parker ITR continue to cooperate with the JFTC. The European Commission issued Requests for Information to the Company and Parker ITR. The Company and Parker ITR submitted responses to these requests. The Company and Parker ITR continue to cooperate with the European Commission. Brazilian and Korean competition authorities initiated investigations (Brazilian investigation commenced on November 14, 2007 and Korean investigation commenced on January 17, 2008) related to the marine hose supply activities of Parker ITR. The Company and Parker ITR will respond to these investigations as appropriate.

In addition, four class action lawsuits were filed in the Southern District of Florida and one in the Southern District of New York alleging violation of Section 1 of the Sherman Act. The Company is named as a defendant in one case. Parker ITR is named as a defendant in the remaining four cases. The class action complaints allege that the defendants, for a period of at least eight years, conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States. The Company filed an answer denying the allegations in the complaint. Parker ITR has filed a motion to dismiss in each of the four cases in which it is a defendant. No decisions on such motions have been issued. The Panel on Multidistrict Litigation issued an order transferring the Southern District of New York case to the Southern District of Florida. As such, all pending lawsuits are in the Southern District of Florida for coordinated or consolidated pretrial proceedings. At the current stage of the investigations and lawsuits, the Company is unable to reasonably estimate the potential loss or range of loss, if any, arising from such investigations and lawsuits.

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2007

AND COMPARABLE PERIODS ENDED DECEMBER 31, 2006

OVERVIEW

The Company is a leading worldwide diversified manufacturer of motion control technologies and systems, providing precision engineered solutions for a wide variety of commercial, mobile, industrial and aerospace markets.

The Company’s order rates provide a near-term perspective of the Company’s outlook particularly when viewed in the context of prior and future order rates. The Company publishes its order rates on a quarterly basis. The lead time between the time an order is received and revenue is realized generally ranges from one day to 12 weeks for commercial, mobile and industrial orders and from one day to 18 months for aerospace orders. The Company believes the leading economic indicators that have a strong correlation to the Company’s future order rates are as follows:

•	Institute of Supply Management (ISM) index of manufacturing activity with respect to North American commercial, mobile and industrial markets,

•	Purchasing Managers Index (PMI) on manufacturing activity with respect to most International commercial, mobile and industrial markets,

•	Aircraft miles flown and revenue passenger miles for commercial aerospace markets and Department of Defense spending for military aerospace markets, and

•	Housing starts with respect to the North American residential air conditioning market.

ISM and PMI indexes above 50 indicate that the manufacturing economy is expanding resulting in the expectation that the Company’s order rates in the commercial, mobile and industrial markets in the respective geographic areas should be positive year-over-year. ISM and PMI indexes below 50 would indicate the opposite effect. The ISM index at the end of December 2007 was 47.7 and the most recent PMI for the Eurozone countries was 54.1. With respect to the aerospace market, aircraft miles flown and revenue passenger miles continue to show improvement over comparable fiscal 2007 levels while Department of Defense spending in fiscal 2008 is expected to increase slightly from its fiscal 2007 level. Housing starts in calendar 2007 were approximately 25 percent lower than housing starts in calendar 2006.

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

The financial condition of the Company remains strong as evidenced by the continued generation of substantial cash flows from operations, a debt to debt-equity ratio of 29.7 percent, ample borrowing capabilities and strong credit ratings.

Many acquisition opportunities remain available to the Company within its target markets. During the first six months of fiscal 2008, the Company completed acquisitions whose aggregate incremental annual revenues were approximately $237 million. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess the strategic fit of its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.

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

CONSOLIDATED STATEMENT OF INCOME

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2007	2006	2007	2006
Net sales	$2,829.1	$2,511.2	$5,616.3	$5,062.7
Gross profit	$634.9	$573.1	$1,299.9	$1,177.4
Gross profit margin	22.4%	22.8%	23.1%	23.3%
Selling, general and administrative expenses	$319.0	$292.9	$643.9	$584.9
Selling, general and administrative expenses, as a percent of sales	11.3%	11.7%	11.5%	11.6%
Interest expense	$26.0	$22.3	$48.4	$39.5
Other (income), net	$(6.2)	$(6.8)	$(6.4)	$(13.4)
Effective tax rate	28.5%	27.1%	28.1%	28.8%
Net income	$211.9	$193.0	$441.5	$403.6
Net income, as a percent of sales	7.5%	7.7%	7.9%	8.0%

Net sales for the current-year quarter and first six months of fiscal 2008 increased 12.7 percent and 10.9 percent, respectively, over the comparable prior-year net sales amounts reflecting higher volume primarily in the Industrial International and Aerospace Segments. Acquisitions made in the last 12 months contributed about 3 percent of the net sales increase in both the current-year quarter and first six months of fiscal 2008. The effect of currency rate changes increased net sales by approximately $120 million and $211 million in the current-year quarter and first six months of fiscal 2008, respectively.

Gross profit margin decreased for the current-year quarter and first six months of fiscal 2008 primarily due to a combination of the lower sales volume in the Climate & Industrial Controls Segment as well as an increase in engineering development costs in the Aerospace Segment. Higher sales volume in the Industrial International businesses partially offset the margin decline.

Selling, general and administrative expenses increased for the current-year quarter and first six months of fiscal 2008 primarily due to the higher sales volume, current-year acquisitions and higher professional fees partially offset by lower incentive compensation.

Interest expense for the current-year quarter and first six months of fiscal 2008 increased primarily due to higher average debt outstanding in the current-year quarter and first six months of fiscal 2008. The increase in borrowings primarily related to the funding of the accelerated stock repurchase program, which is described in Note 6 to the Consolidated Financial Statements, and current-year acquisition activity.

Other (income), net in the prior-year quarter and first six months of fiscal 2007 included $6.2 million of income related to the final accounting for a divestiture completed in fiscal 2002. Other (income), net for the first six months of fiscal 2007 included $4.6 million of income related to a litigation settlement.

Effective tax rate for the current-year quarter was higher primarily due to a lower amount of research and development tax credits being recorded as compared to the prior-year quarter. The effective tax rate for the first six months of fiscal 2008 was lower primarily due to tax benefits received as a result of changes in tax rates in several foreign countries.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2007	2006	2007	2006
Net sales
North America	$991.4	$959.7	$1,997.2	$1,960.4
International	1,177.7	922.0	2,278.6	1,799.7
Operating income
North America	141.7	133.9	296.9	287.0
International	$175.2	$121.8	$358.7	$249.3
Operating margin
North America	14.3%	14.0%	14.9%	14.6%
International	14.9%	13.2%	15.7%	13.9%
Backlog	$1,594.4	$1,264.7	$1,594.4	$1,264.7

The Industrial Segment operations experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending December 31
	Three months	Six months
Industrial North America – as reported	3.3%	1.9%
Acquisitions	1.9%	2.3%
Currency	0.7%	0.6%

Industrial North America – without acquisitions and currency	0.7%	(1.0)%

Industrial International – as reported	27.7%	26.6%
Acquisitions	5.2%	4.6%
Currency	11.2%	10.2%

Industrial International – without acquisitions and currency	11.3%	11.8%

	Period ending December 31
	Three months	Six months
Total Industrial Segment – as reported	15.3%	13.7%
Acquisitions	3.5%	3.4%
Currency	5.9%	5.1%
Total Industrial Segment – without acquisitions and currency	5.9%	5.2%

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

Excluding the effects of acquisitions and foreign currency changes, the slight increase in Industrial North American sales for the current-year quarter reflects higher demand experienced from distributors and higher customer demand experienced in the construction, farm and agriculture, oil and gas and general industrial machinery markets, partially offset by lower customer demand in the heavy-duty truck and automotive markets. The slight decrease in Industrial North American sales for the first six months of fiscal 2008 reflects lower customer demand experienced in a number of markets, particularly in residential construction, heavy-duty truck and automotive. The increase in Industrial International sales for the current-year quarter and first six months of fiscal 2008 is primarily attributed to higher volume across most markets in all regions, particularly in Europe and the Asia Pacific region.

The increase in Industrial North American and Industrial International margins for the current-year quarter and first six months of fiscal 2008 was primarily due to a combination of the higher sales volume (Industrial North America for the current-year quarter only) and benefits realized from the Company’s financial performance initiatives and benefits from past business realignments. Current-year acquisitions, not yet fully integrated, negatively impacted both Industrial North American and Industrial International margins in the current-year quarter and first six months of fiscal 2008.

The increase in backlog from a year ago and the June 30, 2007 amount of $1,393.2 million is primarily due to higher order rates experienced in the Industrial International businesses. The Company anticipates Industrial North American sales for fiscal 2008 to increase by 1.5 percent to 1.9 percent from their fiscal 2007 level and Industrial International sales for fiscal 2008 to increase by 19.3 percent to 19.7 percent from their fiscal 2007 level. Industrial North American operating margins in fiscal 2008 are expected to range from 14.7 percent to 15.1 percent and Industrial International operating margins are expected to range from 15.1 percent to 15.5 percent. The Company expects to continue to take the actions necessary to structure appropriately the Industrial Segment to operate in its current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2008.

Aerospace Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2007	2006	2007	2006
Net sales	$430.7	$402.0	$858.0	$804.4
Operating income	$51.9	$67.8	$109.4	$136.4
Operating margin	12.1%	16.9%	12.7%	17.0%
Backlog	$1,633.4	$1,328.6	$1,633.4	$1,328.6

The increase in sales in the Aerospace Segment for the current-year quarter and first six months of fiscal 2008 is primarily due to an increase in both commercial original equipment manufacturer (OEM) and aftermarket volume. The lower margins in the current-year quarter and first six months of fiscal 2008 were primarily due to a higher concentration of sales occurring in the lower margin OEM businesses as well as higher engineering development costs. Margins for the first six months of fiscal 2008 were adversely affected by an increase in contract reserves related to certain programs.

The increase in backlog from the prior-year quarter and the June 30, 2007 amount of $1,358.9 million is primarily due to higher order rates. For fiscal 2008, sales are expected to increase by 3.6 percent to 4.0 percent from their fiscal 2007 level and operating margins are expected to range from 14.1 percent to 14.5 percent. Heavier commercial OEM volume in future product mix and higher than expected engineering development costs could result in lower margins.

Climate & Industrial Controls Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2007	2006	2007	2006
Net sales	$229.2	$227.4	$482.4	$498.2
Operating income	$5.4	$7.0	$20.9	$37.8
Operating margin	2.4%	3.1%	4.3%	7.6%
Backlog	$174.9	$189.2	$174.9	$189.2

The Climate & Industrial Controls Segment operations experienced the following percentage changes in net sales in the current year compared to the equivalent prior-year period:

	Period ending December 31
	Three months	Six months
CIC Segment – as reported	0.8%	(3.2)%
Acquisitions
Currency	3.1%	2.5%

CIC Segment – without acquisitions and currency	(2.3)%	(5.7)%

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

Excluding the effects of acquisitions and foreign currency changes, the decrease in sales in the Climate & Industrial Controls Segment for the current-year quarter and first six months of fiscal 2008 is primarily due to lower end-user demand in the residential air conditioning, heavy-duty truck and automotive markets. The lower margins are primarily due to product mix and the lower sales volume, resulting in manufacturing inefficiencies.

The decrease in backlog from the prior-year quarter and the June 30, 2007 amount of $183.1 million is primarily due to lower order rates in the residential air conditioning and automotive markets. For fiscal 2008, sales are expected to decline by 4.5 percent to 4.1 percent from their fiscal 2007 level and operating margins are expected to range from 5.8 percent to 6.2 percent. The Company expects to continue to take the actions necessary to structure appropriately the Climate & Industrial Controls Segment to operate in its current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2008.

Corporate and Other

Corporate general and administrative expenses were $40.0 million in the current-year quarter compared to $44.0 million in the prior-year quarter and were $85.3 million for the first six months of fiscal 2008 compared to $80.6 million for the first six months of fiscal 2007. As a percent of sales, corporate general and administrative expenses for the current-year quarter decreased to 1.4 percent compared to 1.8 percent for the prior-year quarter and decreased to 1.5 percent for the first six months of fiscal 2008 compared to 1.6 percent for the first six months of fiscal 2007. The lower expense in the current-year quarter and first six months of fiscal 2008 is primarily due to lower employee benefit expenses partially offset by higher fees for professional services.

Other expense (in the Business Segment Results) included the following:

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2007	2006	2007	2006
Pension expense (income)	$0.8	$3.4	$(0.1)	$8.9
Currency transaction loss (gain)	2.2	(14.1)		(16.0)
LIFO adjustment	1.6	4.2	4.6	7.2
Litigation settlements				(4.6)
Minority interests	1.7	2.8	3.1	4.4
Divestitures	(0.9)	(5.2)	(0.9)	(5.2)
Stock compensation	6.5	4.8	30.1	24.2
Other items, net	0.1	3.5	1.3	5.1

	$12.0	$(0.6)	$38.1	$24.0

BALANCE SHEET

(in millions)	December 31, 2007	June 30, 2007
Accounts receivable	$1,745.7	$1,737.7
Inventories	1,477.3	1,265.8
Plant and equipment, net of accumulated depreciation	1,805.0	1,736.4
Goodwill	2,669.7	2,254.1
Intangible assets, net	627.7	595.6
Other assets	493.6	469.2
Notes payable	865.1	195.4
Accounts payable, trade	756.5	788.6
Accrued payrolls and other compensation	300.6	376.7
Accrued domestic and foreign taxes	104.9	152.7
Shareholders’ equity	4,777.2	4,711.7
Working capital	$1,125.1	$1,460.9
Current ratio	1.45	1.76

Accounts receivable are primarily receivables due from customers for sales of product ($1,533.8 million at December 31, 2007 and $1,560.2 million at June 30, 2007). Days sales outstanding relating to trade accounts receivable was 50 days at December 31, 2007 compared to 49 days at June 30, 2007.

Inventories increased 16.7 percent since June 30, 2007 mostly due to currency translation and current-year acquisitions. Days supply of inventory (DSI) increased to 70 days from 62 days at June 30, 2007. The Company typically experiences an increase in DSI during the second quarter as certain businesses build inventory in order to meet customer demand in the second half of the fiscal year.

Goodwill and Intangible assets, net both increased primarily due to current-year acquisitions.

Other assets increased since June 30, 2007 primarily due to an increase in the deferred tax assets.

Notes payable increased since June 30, 2007 primarily due to commercial paper borrowings used to fund the Company’s accelerated share repurchase program, described in Note 6 to the Consolidated Financial Statements, and current-year acquisitions.

Accounts payable, trade decreased $32.1 million primarily due to the timing of payments for purchases.

Accrued payrolls and other compensation decreased primarily as a result of the payment of fiscal 2007 incentive compensation during the first quarter of fiscal 2008.

Accrued domestic and foreign taxes decreased primarily due to the payment of estimated income taxes for fiscal 2008 during the second quarter.

Due to the weakening of the U.S. dollar, foreign currency translation adjustments resulted in an increase in Shareholders’ equity of $127.0 million for the first six months of fiscal 2008. The translation adjustments primarily affected Accounts receivable, Inventories, Plant and equipment, Goodwill and Long-term debt.

The decrease in working capital, and the current ratio, was primarily due to an increase in commercial paper borrowing.

STATEMENT OF CASH FLOWS

	Six months ended December 31,
(in millions)	2007	2006
Cash provided by (used in):
Operating activities	$473.6	$307.6
Investing activities	(570.9)	(254.0)
Financing activities	122.5	(67.6)
Effect of exchange rates	(0.3)	(0.5)
Net increase (decrease) in cash and cash equivalents	$24.9	$(14.5)

Cash flows from operating activities – Net cash provided by operating activities for the first six months of fiscal 2008 increased primarily due to higher earnings and a decrease in contributions to the Company’s qualified defined benefit plans. The Company made $111 million in voluntary contributions during the first six months of fiscal 2007.

Cash flow used in investing activities – Net cash used in investing activities increased $302.8 million primarily due to greater acquisition activity during the second quarter of fiscal 2008.

Cash flow from financing activities – Net cash provided by financing activities increased to $122.5 million during the first six months of fiscal 2008 compared to using cash of $67.6 million for the first six months of fiscal 2007, primarily due to an increase in commercial paper borrowings partially offset by an increase in common stock activity. Commercial paper borrowings were primarily used to fund the Company’s accelerated stock repurchase program, described in Note 6 to the Consolidated Financial Statements, and current-year acquisitions.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of no more than 37 percent.

Debt to Debt-Equity Ratio (in millions)	December 31, 2007	June 30, 2007
Debt	$2,016.5	$1,285.3
Debt & equity	$6,793.8	$5,997.0
Ratio	29.7%	21.4%

The Company has a line of credit totaling $1,025 million through a multi-currency revolving credit agreement with a group of banks, of which $232 million was available as of December 31, 2007. The Company has the right, no more than once a year, to increase the facility amount, in minimum increments of $25 million up to a maximum facility amount of $1,500 million. The credit agreement expires October 2012; however, the Company has the right to request a one-year extension of the expiration date on an annual basis. A portion of the credit agreement supports the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch, Inc. These ratings are considered investment grade. The revolving credit agreement requires a facility fee of 4.5/100ths of one percent of the commitment per annum at the Company’s present rating level. The revolving credit agreement contains provisions that increase the facility fee of the credit agreement in the event the Company’s credit ratings are lowered. A lowering of the Company’s credit ratings would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

The Company’s credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. At the Company’s present rating level, the most restrictive financial covenants provide that the ratio of secured debt to net tangible assets be less than 10 percent and the ratio of debt to debt-equity be less than 60 percent. As of December 31, 2007, the ratio of secured debt to net tangible assets was less than one percent and the ratio of debt to debt-equity was less than 30 percent. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” Statement No. 160 establishes accounting and reporting standards for the minority interest in a subsidiary. Statement No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on the Company’s financial position or results of operations of complying with the provisions of Statement No. 160.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), “Business Combinations.” Statement No. 141R establishes the requirements for how an entity recognizes and measures in its financial statements the assets acquired, liabilities assumed, and any minority interest in a business combination. Statement No. 141R is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on the Company’s financial position or results of operations of complying with the provisions of Statement No. 141R.

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

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In November 2007, the FASB reaffirmed the originally scheduled implementation date in accounting for financial assets and liabilities as fiscal years beginning after November 15, 2007 and has proposed a one year deferral for the implementation of Statement No. 157 for other nonfinancial assets and liabilities. The Company does not believe the adoption of Statement No. 157 will have a material impact on the Company’s financial position or results of operations.

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

The Company enters into forward exchange contracts and costless collar contracts, comprised of puts and calls, to reduce its exposure to fluctuations in both freely convertible and non-freely convertible foreign currencies. These contracts are with major financial institutions and the risk of loss is considered remote. The Company does not hold or issue derivative financial instruments for trading purposes. In addition, the Company’s foreign locations, in the ordinary course of business, enter into financial guarantees through financial institutions, which enable customers to be reimbursed in the event of nonperformance by the Company. The total carrying and fair value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations.

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the second quarter of fiscal 2008. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

(a) On September 6, 2007, the Ohio Environmental Protection Agency (“OEPA”) invited the Company, through its Parflex Division (the “Division”), to negotiate proposed Director’s Findings and Orders relative to alleged violations of Chapter 3704 of the Ohio Revised Code and certain regulations promulgated thereunder at the Division’s Ravenna, Ohio, facility. The Division negotiated a final settlement with the OEPA in December 2007, with no admission of fault or liability. The settlement calls for the Division to pay a civil penalty in the amount of $123,000 and to submit certain fee emission reports.

(b) On April 27, 2007, a grand jury in the Southern District of Florida issued a subpoena to the Company’s subsidiary, Parker ITR, requiring the production of documents, in particular documents related to communications with competitors and customers related to Parker ITR’s marine oil and gas hose business. The Company and Parker ITR substantially complied with this subpoena. The Japan Fair Trade Commission (“JFTC”) requested that Parker ITR submit a report to the JFTC on specific topics related to its investigation of marine hose suppliers. The Company and Parker ITR continue to cooperate with the JFTC. The European Commission issued Requests for Information to the Company and Parker ITR. The Company and Parker ITR submitted responses to these requests. The Company and Parker ITR continue to cooperate with the European Commission. Brazilian and Korean competition authorities initiated investigations (Brazilian investigation commenced on November 14, 2007 and Korean investigation commenced on January 17, 2008) related to the marine hose supply activities of Parker ITR. The Company and Parker ITR will respond to these investigations as appropriate.

In addition, four class action lawsuits were filed in the Southern District of Florida and one in the Southern District of New York alleging violation of Section 1 of the Sherman Act. The Company is named as a defendant in one case. Parker ITR is a defendant in the remaining four cases. The class action complaints allege that the defendants, for a period of at least eight years, conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States. The Company filed an answer denying the allegations in the complaint. Parker ITR has filed a motion to dismiss in each of the four cases in which it is a defendant. No decisions on such motions have been issued. The Panel on Multidistrict Litigation issued an order transferring the Southern District of New York case to the Southern District of Florida. As such, all pending lawsuits are in the Southern District of Florida for coordinated or consolidated pretrial proceedings.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)		(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 through October 31, 2007	0		$0		0		14,138,959
November 1, 2007 through November 30, 2007	0		$0		0		14,138,959
December 1, 2007 through December 31, 2007	173,325	(2)	$0	(2)	173,325	(2)	14,138,959
Total:	173,325		$0		173,325		14,138,959

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3.0 million shares of its common stock. From time to time, the Board of Directors has adjusted the number of shares authorized for repurchase under this program. On January 25, 2007, the Company publicly announced that its Board of Directors approved an increase in the number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was equal to 10 million. On October 1, 2007, the number of shares authorized and then remaining for repurchase under this program was adjusted to reflect the 3-shares-for-2 stock split completed on that date. There is no expiration date for this program.

On August 16, 2007, the Company publicly announced that its Board of Directors authorized the accelerated repurchase of $500 million of its common stock. This accelerated repurchase program, which expired on November 30, 2007, was in addition to the repurchase program described in the preceding paragraph. The terms of the accelerated repurchase program provided that, upon expiration of the program, the number of shares repurchased but not yet delivered to the Company would be determined and delivered to the Company.

(2)	Represents the total number of additional shares received by the Company following the expiration of the accelerated repurchase program and the final determination of the number of shares repurchased but not delivered to the Company, as described in the preceding paragraph. Under the accelerated repurchase program, the Company repurchased and received a total of 6,629,981 shares at an average purchase price of $75.48 per share.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of the Shareholders of the Company was held on October 24, 2007.

(b)	Not applicable.

(c) (i)	The Shareholders elected three directors to the class whose three-year term of office will expire in 2010, as follows:

	Votes For	Votes Withheld
Linda S. Harty	67,841,138	29,073,881
Candy M. Obourn	61,106,889	35,808,130
Donald E. Washkewicz	62,164,144	34,750,875

(ii)	The Shareholders approved management’s proposal to declassify the Board of Directors, as follows:

For	93,401,353
Against	2,133,549
Abstain	1,380,115

(iii)	The Shareholders ratified the appointment of Deloitte & Touche LLP as independent registered public accounting firm of the Company for the fiscal year ending June 30, 2008, as follows:

For	92,851,447
Against	2,985,780
Abstain	1,077,795

(d)	Not applicable.

ITEM 6.	Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

3(ii)	Code of Regulations, as amended.

12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2007.

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION (Registrant)

/s/ Timothy K. Pistell
Timothy K. Pistell
Executive Vice President - Finance and Administration and Chief Financial Officer

Date: February 4, 2008

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3(ii)	Code of Regulations, as amended.

12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2007.

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.