Form 10-Q
period 2008-03-31
PARKER HANNIFIN CORP
filed 2008-05-06
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of Common Shares outstanding at March 31, 2008: 167,731,095

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net sales	$3,182,537	$2,780,969	$8,798,853	$7,843,694
Cost of sales	2,447,216	2,163,828	6,763,650	6,049,193

Gross profit	735,321	617,141	2,035,203	1,794,501
Selling, general and administrative expenses	347,022	308,562	990,944	893,427
Interest expense	25,540	22,403	73,977	61,879
Other expense (income), net	4,965	(8,750)	(1,424)	(22,153)

Income before income taxes	357,794	294,926	971,706	861,348
Income taxes	102,353	85,617	274,805	248,488

Net income	$255,441	$209,309	$696,901	$612,860

Earnings per share - basic	$1.52	$1.21	$4.14	$3.50
Earnings per share - diluted	$1.49	$1.19	$4.05	$3.45
Cash dividends per common share	$.21	$.173	$.63	$.52

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	(Unaudited)
	March 31, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$182,134	$172,706
Accounts receivable, less allowance for doubtful accounts ($17,406 at March 31; $11,655 at June 30)	1,985,894	1,737,748
Inventories:
Finished products	598,466	518,901
Work in process	688,256	581,745
Raw materials	202,077	165,156

	1,488,799	1,265,802
Prepaid expenses	70,334	69,655
Deferred income taxes	145,013	140,264

Total current assets	3,872,174	3,386,175
Plant and equipment	4,638,856	4,277,780
Less accumulated depreciation	2,776,963	2,541,408

	1,861,893	1,736,372
Goodwill	2,652,727	2,254,069
Intangible assets, net	724,607	595,607
Other assets	497,776	469,190

Total assets	$9,609,177	$8,441,413

LIABILITIES
Current liabilities:
Notes payable	$621,168	$195,384
Accounts payable, trade	879,169	788,560
Accrued payrolls and other compensation	383,100	376,678
Accrued domestic and foreign taxes	166,229	152,739
Other accrued liabilities	437,620	411,884

Total current liabilities	2,487,286	1,925,245
Long-term debt	1,189,736	1,089,916
Pensions and other postretirement benefits	362,865	354,398
Deferred income taxes	140,077	114,219
Other liabilities	310,220	245,970

Total liabilities	4,490,184	3,729,748
SHAREHOLDERS’ EQUITY
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at March 31 and 181,025,835 shares at June 30	90,523	90,513
Additional capital	521,633	482,068
Retained earnings	5,181,323	4,625,195
Unearned compensation related to guarantee of ESOP debt	(4,974)	(15,192)
Deferred compensation related to stock options	2,151	2,269
Accumulated other comprehensive income (loss)	186,068	(112,621)

	5,976,724	5,072,232
Less treasury shares, at cost:
13,315,033 shares at March 31 and 6,787,005 shares at June 30	(857,731)	(360,567)

Total shareholders’ equity	5,118,993	4,711,665

Total liabilities and shareholders’ equity	$9,609,177	$8,441,413

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$696,901	$612,860
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	186,327	185,928
Amortization	45,353	36,091
Stock-based compensation	37,934	28,517
Deferred income taxes	(15,453)	(39,217)
Foreign currency transaction (gain)	(8,410)	(19,849)
(Gain) on sale of plant and equipment	(2,638)	(15,798)
Changes in assets and liabilities:
Accounts receivable, net	(88,629)	(68,205)
Inventories	(84,006)	(55,950)
Prepaid expenses	4,417	(2,736)
Other assets	11,687	(128,099)
Accounts payable, trade	8,811	(55,528)
Accrued payrolls and other compensation	(6,828)	20,242
Accrued domestic and foreign taxes	14,727	30,123
Other accrued liabilities	13,124	(6,999)
Pensions and other postretirement benefits	33,237	12,558
Other liabilities	17,218	2,941

Net cash provided by operating activities	863,772	536,879
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $13,668 in 2008 and $1,088 in 2007)	(467,686)	(188,340)
Capital expenditures	(188,172)	(174,946)
Proceeds from sale of plant and equipment	16,120	35,389
Other	(3,554)	(2,839)

Net cash (used in) investing activities	(643,292)	(330,736)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments for) common share activity	(521,262)	(361,651)
Proceeds from notes payable, net	421,982	227,199
Proceeds from long-term borrowings	16,434	48,992
(Payments for) long-term borrowings	(24,053)	(21,995)
Dividends	(107,077)	(91,187)

Net cash (used in) financing activities	(213,976)	(198,642)
Effect of exchange rate changes on cash	2,924	4,673

Net increase in cash and cash equivalents	9,428	12,174
Cash and cash equivalents at beginning of year	172,706	171,553

Cash and cash equivalents at end of period	$182,134	$183,727

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net sales
Industrial:
North America	$1,086,986	$1,048,474	$3,084,233	$3,008,902
International	1,345,849	1,017,953	3,624,486	2,817,668
Aerospace	470,109	436,476	1,328,097	1,240,873
Climate & Industrial Controls	279,593	278,066	762,037	776,251

Total	$3,182,537	$2,780,969	$8,798,853	$7,843,694

Segment operating income
Industrial:
North America	$148,019	$146,794	$444,881	$433,822
International	217,243	140,456	575,903	389,756
Aerospace	68,323	66,219	177,676	202,622
Climate & Industrial Controls	18,282	19,232	39,209	57,019

Total segment operating income	451,867	372,701	1,237,669	1,083,219
Corporate general and administrative expenses	48,157	40,538	133,505	121,168

Income before interest expense and other	403,710	332,163	1,104,164	962,051
Interest expense	25,540	22,403	73,977	61,879
Other expense	20,376	14,834	58,481	38,824

Income before income taxes	$357,794	$294,926	$971,706	$861,348

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1.	Management representation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008, the results of operations for the three and nine months ended March 31, 2008 and 2007 and cash flows for the nine months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K and Amendment No. 1 to Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

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

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” Statement No. 161 establishes guidelines to report how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Statement No. 161 is effective for fiscal years beginning after November 15, 2008. The Company has not yet determined the effect, if any, that Statement No. 161 will have on the Company’s disclosures regarding derivatives and hedging activities.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” Statement No. 160 establishes accounting and reporting standards for the minority interest in a subsidiary. Statement No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on the Company’s financial position or results of operations of complying with the provisions of Statement No. 160.

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

3.	New accounting pronouncements, continued

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

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The FASB reaffirmed the originally scheduled implementation date in accounting for financial assets and liabilities as fiscal years beginning after November 15, 2007 and approved a one year deferral for the implementation of Statement No. 157 for nonfinancial assets and liabilities. The Company does not believe the adoption of Statement No. 157 will have a material impact on the Company’s financial position or results of operations.

4.	Product warranty

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of March 31, 2008 and June 30, 2007 is immaterial to the financial position of the Company and the change in the accrual for the current quarter and first nine months of fiscal 2008 is immaterial to the Company’s results of operations and cash flows.

5.	Earnings per share

The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2008 and 2007.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Numerator:
Income applicable to common shares	$255,441	$209,309	$696,901	$612,860
Denominator:
Basic - weighted average common shares	167,750,603	173,176,299	168,532,262	175,031,276
Increase in weighted average from dilutive effect of equity-based awards	3,141,851	3,034,362	3,345,961	2,798,049

Diluted - weighted average common shares, assuming exercise of equity-based awards	170,892,454	176,210,661	171,878,223	177,829,325

Basic earnings per share	$1.52	$1.21	$4.14	$3.50
Diluted earnings per share	$1.49	$1.19	$4.05	$3.45

For the three months ended March 31, 2008 and 2007, 868,301 and 120,712 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended March 31, 2008 and 2007, 1,444,043 and 2,458,753 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

6.	Stock repurchase program

The Company has a program to repurchase its common shares. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows, and the shares are initially held as treasury stock. During the three-month period ended March 31, 2008, the Company repurchased 811,283 shares of its common stock at an average price of $63.39 per share. Fiscal year-to-date, the Company repurchased 998,333 shares of its common stock at an average price of $63.97 per share.

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

The Company’s primary item of other comprehensive income is foreign currency translation adjustments. Comprehensive income for the three and nine months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net income	$255,441	$209,309	$696,901	$612,860
Foreign currency translation adjustments	144,968	16,110	271,987	80,561
Retirement benefits amortization	8,888		26,525
Realized loss on cash flow hedges	59	59	177	177

Comprehensive income	$409,356	$225,478	$995,590	$693,598

Foreign currency translation adjustments are net of taxes of $21,605 and $35,320 for the three and nine months ended March 31, 2008, respectively, and $2,093 and $7,388 for the three and nine months ended March 31, 2007, respectively. The retirement benefits amortization is net of taxes of $5,284 and $15,576 for the three and nine months ended March 31, 2008, respectively. The realized loss on cash flow hedges is net of taxes of $37 and $111 for the three and nine months ended March 31, 2008 and March 31, 2007, respectively, and is reflected in the Interest expense caption in the Consolidated Statement of Income.

8.	Business realignment charges

During the third quarter of fiscal 2008, the Company recorded a $1,099 charge ($679 after-tax) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily consists of severance costs and costs to relocate machinery and equipment. The business realignment costs are presented in the Cost of sales caption in the Consolidated Statement of Income for the three months ended March 31, 2008.

During the first nine months of fiscal 2008, the Company recorded a charge of $5,104 ($3,153 after-tax or $.02 per diluted share) for business realignment costs. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily consists of severance costs and costs to relocate machinery and equipment. The business realignment costs are presented primarily in the Cost of sales caption in the Consolidated Statement of Income for the nine months ended March 31, 2008.

During the third quarter of fiscal 2007, the Company recorded a $6,090 charge ($3,759 after-tax or $.02 per diluted share) for the costs to structure its businesses in light of current and anticipated customer demand. The charge primarily consisted of severance costs and costs to relocate machinery and equipment. The severance costs were attributable to approximately 130 employees in the Industrial Segment. The business realignment costs are presented in the Consolidated Statement of Income for the three months ended March 31, 2007 as follows: $3,564 in Cost of sales and $2,526 in Selling, general and administrative expenses.

During the first nine months of fiscal 2007, the Company recorded a charge of $16,535 ($10,207 after-tax or $.05 per diluted share) for business realignment costs primarily related to the Industrial Segment. The charge primarily consisted of severance costs and costs to relocate machinery and equipment. The business realignment costs are presented in the Consolidated Statement of Income for the nine months ended March 31, 2007 as follows: $12,524 in Cost of sales and $4,011 in Selling, general and administrative expenses.

9.	Goodwill and intangible assets

The Company is currently in the process of completing its annual goodwill impairment test required by FASB Statement No. 142 and at this time does not anticipate a requirement to recognize a goodwill impairment loss.

The changes in the carrying amount of goodwill for the nine months ended March 31, 2008 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance June 30, 2007	$1,856,841	$87,721	$309,507	$2,254,069
Acquisitions	278,921	11,462		290,383
Foreign currency translation	105,584	58	3,915	109,557
Goodwill adjustments	(895)		(387)	(1,282)

Balance March 31, 2008	$2,240,451	$99,241	$313,035	$2,652,727

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

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	March 31, 2008		June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$88,784	$34,312	$85,255	$29,149
Trademarks	219,171	39,459	193,595	27,110
Customer lists and other	594,429	104,006	446,273	73,257

Total	$902,384	$177,777	$725,123	$129,516

Total intangible amortization expense for the nine months ended March 31, 2008 was $44,140. The estimated amortization expense for the five years ending June 30, 2008 through 2012 is $61,552, $63,108, $62,665, $60,625 and $58,180, respectively.

10.	Retirement benefits

Net periodic pension cost recognized included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Service cost	$19,025	$19,216	$56,872	$57,672
Interest cost	41,497	37,547	124,017	112,563
Expected return on plan assets	(47,574)	(43,608)	(142,602)	(130,517)
Amortization of prior service cost	3,373	2,895	9,871	8,681
Amortization of net actuarial loss	11,002	14,664	32,838	45,059
Amortization of initial net (asset)	(17)	(16)	(51)	(46)

Net periodic benefit cost	$27,306	$30,698	$80,945	$93,412

Postretirement benefit cost recognized included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Service cost	$380	$414	$1,139	$1,242
Interest cost	1,425	1,425	4,275	4,275
Net amortization and deferral and other	(185)	(144)	(556)	(434)

Net periodic benefit cost	$1,620	$1,695	$4,858	$5,083

11.	Income taxes

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

During the nine months ended March 31, 2008, the Company increased its gross unrecognized tax benefits by $14,495 due to additional reserves for various uncertain tax positions and accrued interest. As of March 31, 2008, the Company had gross unrecognized tax benefits of $96,590, which included accrued interest of $9,664. The total amount of total unrecognized tax benefits that, if recognized, would affect the effective tax rate was $67,970.

The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. In the normal course of business, the Company’s tax returns are subject to examination by taxing authorities throughout the world. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service (IRS) for fiscal years through 2001, except for certain refund claims outstanding. All significant state and local and foreign tax returns have been examined for fiscal years through 2001. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations within the next twelve months.

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

On April 27, 2007, a grand jury in the Southern District of Florida issued a subpoena to the Company’s subsidiary, Parker ITR, requiring the production of documents, in particular documents related to communications with competitors and customers related to Parker ITR’s marine oil and gas hose business. The Company and Parker ITR substantially complied with this subpoena. On August 2, 2007, the Japan Fair Trade Commission (JFTC) requested that Parker ITR submit a report to the JFTC on specific topics related to its investigation of marine hose suppliers. Parker ITR submitted the required report. On February 21, 2008, the JFTC issued a cease and desist order. Parker ITR continues to cooperate with the JFTC. The European Commission

12.	Contingencies, continued

issued Requests for Information to the Company and Parker ITR, the first such request was dated May 15, 2007. The Company and Parker ITR submitted responses to these requests. On April 30, 2008, the European Commission issued a Statement of Objections to the Company and Parker ITR. Brazilian and Korean competition authorities initiated investigations (the Brazilian investigation commenced on November 14, 2007 and the Korean investigation commenced on January 17, 2008) related to the marine hose supply activities of Parker ITR. The Company and Parker ITR are cooperating with the Brazilian and Korean authorities.

In addition, four class action lawsuits were filed in the Southern District of Florida: Shipyard Supply LLC v. Bridgestone Corporation, et al., filed May 17, 2007; Expro Gulf Limited v. Bridgestone Corporation, et al., filed June 6, 2007; Bayside Rubber & Products, Inc. v. Trelleborg Industries S.A., et al., filed June 25, 2007; Bayside Rubber & Products, Inc. v. Caleca, et al., filed July 12, 2007; and one in the Southern District of New York: Weeks Marine, Inc. v. Bridgestone Corporation, et al., filed July 27, 2007. The Company is named as a defendant in one case and it filed an answer in that matter. Parker ITR filed a motion to dismiss in each of the four cases in which it is a defendant. Parker ITR’s motions to dismiss were denied as moot after all five cases were consolidated in the Southern District of Florida as 08-MDL-1888. On March 24, 2008, the plaintiffs filed a consolidated class action complaint that alleges that the defendants, for a period of approximately 21 years, conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States. Plaintiffs generally seek treble damages, a permanent injunction, attorneys’ fees, and pre-judgement and post-judgement interest. The Company and Parker ITR have filed a motion to dismiss the consolidated complaint. At the current stage of the investigations and lawsuits, the Company is unable to reasonably estimate the potential loss or range of loss, if any, arising from such investigations and lawsuits.

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008

AND COMPARABLE PERIODS ENDED MARCH 31, 2007

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

ISM and PMI indexes above 50 indicate that the manufacturing economy is expanding resulting in the expectation that the Company’s order rates in the commercial, mobile and industrial markets in the respective geographic areas should be positive year-over-year. ISM and PMI indexes below 50 would indicate the opposite effect. The ISM index at the end of March 2008 was 48.6 and the most recent PMI for the Eurozone countries was 52.0. With respect to the aerospace market, aircraft miles flown and revenue passenger miles continue to show improvement over comparable fiscal 2007 levels while Department of Defense spending in fiscal 2008 is expected to increase slightly from its fiscal 2007 level. Housing starts in March 2008 were approximately 37 percent lower than housing starts in March 2007.

The Company also believes that there is a high correlation between changes in interest rates throughout the world and worldwide industrial manufacturing activity. Increases in interest rates typically have a negative impact on industrial production thereby lowering future order rates while decreases in interest rates typically have the opposite effect.

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

The financial condition of the Company remains strong as evidenced by the continued generation of substantial cash flows from operations, a debt to debt-equity ratio of 26.1 percent, ample borrowing capabilities and strong credit ratings.

Many acquisition opportunities remain available to the Company within its target markets. During the first nine months of fiscal 2008, the Company completed six acquisitions whose aggregate incremental annual revenues were approximately $237 million and has completed two additional acquisitions in April 2008 whose aggregate incremental annual revenues were approximately $273 million. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess the strategic fit of its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.

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

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2008	2007	2008	2007
Net sales	$3,182.5	$2,781.0	$8,798.9	$7,843.7
Gross profit	$735.3	$617.1	$2,035.2	$1,794.5
Gross profit margin	23.1%	22.2%	23.1%	22.9%
Selling, general and administrative expenses	$347.0	$308.6	$990.9	$893.4
Selling, general and administrative expenses, as a percent of sales	10.9%	11.1%	11.3%	11.4%
Interest expense	$25.5	$22.4	$74.0	$61.9
Other expense (income), net	$5.0	$(8.8)	$(1.4)	$(22.2)
Effective tax rate	28.6%	29.0%	28.3%	28.8%
Net income	$255.4	$209.3	$696.9	$612.9
Net income, as a percent of sales	8.0%	7.5%	7.9%	7.8%

Net sales for the current-year quarter and first nine months of fiscal 2008 increased 14.4 percent and 12.2 percent, respectively, over the comparable prior-year net sales amounts reflecting higher volume primarily in the Industrial International and Aerospace Segments. Acquisitions in the last 12 months contributed about 4 percent of the net sales increase in the current-year quarter and about 3 percent of the increase for the first nine months of fiscal 2008. The effect of currency rate changes increased net sales by approximately $172 million and $382 million in the current-year quarter and first nine months of fiscal 2008, respectively.

Gross profit margin increased in the current-year quarter and first nine months of fiscal 2008 primarily due to a combination of the increase in sales as well as the effects of the Company’s financial performance initiatives, especially in the Industrial International businesses. Also included in gross profit are business realignment charges of $1.1 million and $3.6 million in the current-year quarter and prior-year quarter, respectively, and $5.1 million and $12.5 million for the first nine months of fiscal 2008 and 2007, respectively.

Selling, general and administrative expenses increased for the current-year quarter and first nine months of fiscal 2008 primarily due to the higher sales volume and current-year acquisitions.

Interest expense for the current-year quarter and first nine months of fiscal 2008 increased primarily due to higher average debt outstanding in the current-year quarter and first nine months of fiscal 2008. The increase in borrowings primarily related to the funding of the accelerated stock repurchase program, which is described in Note 6 to the Consolidated Financial Statements, and current-year acquisition activity.

Other expense (income), net in the current-year quarter included $6.1 million of expense related to joint ventures and minority interests. Other expense (income), net in the prior-year quarter included a gain of $7.0 million related to the sale of real estate. Other expense (income), net for the first nine months of fiscal 2008 and 2007 included $8.7 million and $5.3 million, respectively, of expense related to joint ventures and minority interests and gains of $2.6 million and $9.9 million, respectively, related to the sale of real estate. Other expense (income), net for the first nine months of fiscal 2007 included $6.2 million of income related to the final accounting for a divestiture completed in fiscal 2002 and $4.6 million of income related to a litigation settlement.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2008	2007	2008	2007
Net sales
North America	$1,087.0	$1,048.5	$3,084.2	$3,008.9
International	1,345.8	1,018.0	3,624.5	2,817.7
Operating income
North America	148.0	146.8	444.9	433.8
International	$217.2	$140.5	$575.9	$389.8
Operating income, as a percent of net sales
North America	13.6%	14.0%	14.4%	14.4%
International	16.1%	13.8%	15.9%	13.8%
Backlog	$1,688.1	$1,329.6	$1,688.1	$1,329.6

The Industrial Segment operations experienced the following percentage changes in net sales in the current-year period compared to the equivalent prior-year period:

	Period Ending March 31
	Three Months	Nine Months
Industrial North America – as reported	3.7%	2.5%
Acquisitions	0.6%	1.7%
Currency	0.7%	0.6%

Industrial North America – without acquisitions and currency	2.4%	0.2%

Industrial International – as reported	32.2%	28.6%
Acquisitions	9.0%	6.2%
Currency	14.8%	11.8%

Industrial International – without acquisitions and currency	8.4%	10.6%

Total Industrial Segment – as reported	17.7%	15.1%
Acquisitions	4.7%	3.9%
Currency	7.7%	6.0%

Total Industrial Segment – without acquisitions and currency	5.3%	5.2%

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

Excluding the effects of acquisitions and foreign currency changes, the slight increase in Industrial North American sales for the current-year quarter and first nine months of fiscal 2008 reflects higher demand experienced from distributors and higher customer demand experienced in the construction, farm and agriculture, oil and gas and general industrial machinery markets, partially offset by lower customer demand in the light and heavy-duty truck, automotive, semiconductor and residential construction markets. The increase in Industrial International sales for the current-year quarter and first nine months of fiscal 2008 is primarily attributed to higher volume across most markets, particularly in Europe and the Asia Pacific region.

Margins in the Industrial North American businesses were lower for the current-year quarter and flat for the first nine months of fiscal 2008 as compared to the same period for fiscal 2007 primarily due to higher expenses associated with new product development and higher material costs more than offsetting the higher sales volume. The increase in Industrial International margins for the current-year quarter and first nine months of fiscal 2008 was primarily due to a combination of the higher sales volume and benefits realized from the Company’s financial performance initiatives. Current-year acquisitions, not yet fully integrated, negatively impacted both Industrial North American and Industrial International margins in the current-year quarter and first nine months of fiscal 2008.

The increase in backlog from a year ago and the June 30, 2007 amount of $1,393.2 million is primarily due to higher order rates experienced in the Industrial International businesses. The Company anticipates Industrial North American sales for fiscal 2008 to increase by 3.7 percent to 4.1 percent from the fiscal 2007 level and Industrial International sales for fiscal 2008 to increase by 25.0 percent to 25.4 percent from the fiscal 2007 level. Industrial North American operating margins in fiscal 2008 are expected to range from 14.1 percent to 14.5 percent and Industrial International operating margins are expected to range from 15.7 percent to 16.0 percent. The Company expects to continue to take the actions necessary to structure appropriately the Industrial Segment to operate in its current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2008.

Aerospace Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2008	2007	2008	2007
Net sales	$470.1	$436.5	$1,328.1	$1,240.9
Operating income	$68.3	$66.2	$177.7	$202.6
Operating margin	14.5%	15.2%	13.4%	16.3%
Backlog	$1,744.7	$1,338.3	$1,744.7	$1,338.3

The increase in sales in the Aerospace Segment for the current-year quarter is primarily due to an increase in commercial original equipment manufacturer (OEM) volume and current-year acquisitions partially offset by lower military aftermarket volume. The increase in sales for the first nine months of fiscal 2008 is primarily due to an increase in both commercial OEM and aftermarket volume partially offset by lower military aftermarket volume. Margins for the current-year quarter and first nine months of fiscal 2008 were lower primarily due to a higher concentration of sales occurring in the lower margin OEM businesses as well as higher engineering development costs and lower margins contributed from current-year acquisitions more than offsetting the benefit from the higher sales volume. Margins for the current-year quarter and first nine months of fiscal 2008 were also adversely affected by an increase in contract reserves related to certain programs.

The increase in backlog from the prior-year quarter and the June 30, 2007 amount of $1,358.9 million is primarily due to higher order rates. For fiscal 2008, sales are expected to increase by 7.3 percent to 7.7 percent from the fiscal 2007 level and operating margins are expected to range from 13.6 percent to 14.0 percent. Heavier commercial OEM volume in future product mix and higher than expected engineering development costs could result in lower margins.

Climate & Industrial Controls Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2008	2007	2008	2007
Net sales	$279.6	$278.1	$762.0	$776.3
Operating income	$18.3	$19.2	$39.2	$57.0
Operating margin	6.5%	6.9%	5.1%	7.3%
Backlog	$191.8	$190.5	$191.8	$190.5

The Climate & Industrial Controls Segment operations experienced the following percentage changes in net sales in the current-year period compared to the equivalent prior-year period:

	Period Ending March 31
	Three Months	Nine Months
CIC Segment – as reported	0.5%	(1.8)%
Acquisitions
Currency	3.6%	3.0%

CIC Segment – without acquisitions and currency	(3.1)%	(4.8)%

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

Excluding the effect of foreign currency changes, the decrease in sales in the Climate & Industrial Controls Segment for the current-year quarter and first nine months of fiscal 2008 is primarily due to lower end-user demand in the residential air conditioning, heavy-duty truck and automotive markets. The lower margins are primarily due to product mix and the lower sales volume, resulting in manufacturing inefficiencies.

The slight increase in backlog from the prior-year quarter and the June 30, 2007 amount of $183.1 million is primarily due to higher order rates in international markets. For fiscal 2008, sales are expected to decline by 2.8 percent to 2.4 percent from the fiscal 2007 level and operating margins are expected to range from 5.5 percent to 5.9 percent. The Company expects to continue to take the actions necessary to structure appropriately the Climate & Industrial Controls Segment to operate in its current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2008.

Corporate and Other

Corporate general and administrative expenses were $48.2 million in the current-year quarter compared to $40.5 million in the prior-year quarter and were $133.5 million for the first nine months of fiscal 2008 compared to $121.2 million for the first nine months of fiscal 2007. As a percent of sales, corporate general and administrative expenses for the current-year quarter and first nine months of fiscal 2008 remained approximately the same as compared to the same periods in fiscal 2007.

Other expense (in the Business Segment Results) included the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2008	2007	2008	2007
Currency transaction (gain) loss	$(2.7)	$2.4	$(2.7)	$(13.6)
Pension expense	0.1	4.6		13.4
LIFO adjustment	2.3	2.9	6.9	10.1
Litigation settlement				(4.6)
Stock compensation	7.8	4.3	37.9	28.5
Minority interests and joint ventures	6.1		8.7	5.3
Divestitures				(5.2)
(Gain) loss on sale of real estate	0.3	(6.5)	(2.6)	(9.9)
Other items, net	6.5	7.1	10.3	14.8

	$20.4	$14.8	$58.5	$38.8

CONSOLIDATED BALANCE SHEET

(in millions)	March 31, 2008	June 30, 2007
Accounts receivable	$1,985.9	$1,737.7
Inventories	1,488.8	1,265.8
Plant and equipment, net of accumulated depreciation	1,861.9	1,736.4
Goodwill	2,652.7	2,254.1
Intangible assets, net	724.6	595.6
Other assets	497.8	469.2
Notes payable	621.2	195.4
Accounts payable, trade	879.2	788.6
Accrued payrolls and other compensation	383.1	376.7
Accrued domestic and foreign taxes	166.2	152.7
Shareholders’ equity	5,119.0	4,711.7
Working capital	$1,384.9	$1,460.9
Current ratio	1.56	1.76

Accounts receivable are primarily receivables due from customers for sales of product ($1,763.1 million at March 31, 2008 and $1,560.2 million at June 30, 2007). Days sales outstanding relating to trade accounts receivable was 50 days at March 31, 2008 compared to 49 days at June 30, 2007.

Inventories increased since June 30, 2007 primarily in the Aerospace and Industrial International segments primarily due to anticipated future growth in their respective markets. Days supply of inventory (DSI) increased to 64 days at March 31, 2008 from 62 days at June 30, 2007.

Goodwill and Intangible assets, net both increased primarily due to current-year acquisitions.

Notes payable increased since June 30, 2007 primarily due to commercial paper borrowings used to fund current-year acquisitions and the Company’s accelerated share repurchase program, described in Note 6 to the Consolidated Financial Statements.

Accounts payable, trade increased primarily due to current-year acquisitions.

Due to the weakening of the U.S. dollar, foreign currency translation adjustments resulted in an increase in Shareholders’ equity of $272.0 million for the first nine months of fiscal 2008. The translation adjustments primarily affected Accounts receivable, Inventories, Plant and equipment, Goodwill, Accounts payable, trade and Long-term debt.

The decrease in working capital was primarily due to an increase in commercial paper borrowings.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended March 31,
(dollars in millions)	2008	2007
Cash provided by (used in):
Operating activities	$863.8	$536.9
Investing activities	(643.3)	(330.7)
Financing activities	(214.0)	(198.7)
Effect of exchange rates	2.9	4.7
Net increase in cash and cash equivalents	$9.4	$12.2

Cash flows from operating activities – Net cash provided by operating activities increased primarily due to higher earnings and a decrease in contributions to the Company’s qualified defined benefit plans. The Company made $161 million in voluntary contributions during the first nine months of fiscal 2007.

Cash flows used in investing activities – Net cash used in investing activities increased $312.6 million primarily due to greater acquisition activity during the current fiscal year.

Cash flows from financing activities – The net cash used in financing activities is primarily due to an increase in common stock activity offset by increased commercial paper borrowings. Commercial paper borrowings were primarily used to fund current-year acquisitions and the Company’s accelerated stock repurchase program, described in Note 6 to the Consolidated Financial Statements.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of no more than 37 percent.

Debt to Debt-Equity Ratio (in millions)	March 31, 2008	June 30, 2007
Debt	$1,810.9	$1,285.3
Debt & equity	$6,929.9	$5,997.0
Ratio	26.1%	21.4%

During the current-year quarter, the Company successfully increased its syndicated credit facility to $1,500 million. The credit facility is facilitated by a multi-currency revolving credit agreement with a group of banks, of which $943.5 million was available as of March 31, 2008. The credit agreement expires October 2012; however, the Company has the right to request a one-year extension of the expiration date on an annual basis. A portion of the credit agreement supports the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch, Inc. These ratings are considered investment grade. The revolving credit agreement requires a facility fee of 4.5/100ths of one percent of the commitment per annum at the Company’s present rating level. The revolving credit agreement contains provisions that increase the facility fee of the credit agreement in the event the Company’s credit ratings are lowered. A lowering of the Company’s credit ratings would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

The Company’s credit agreement and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the credit agreement for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. At the Company’s present rating level, the most restrictive financial covenant provides that the ratio of secured debt to net tangible assets be less than 10 percent. As of March 31, 2008, the ratio of secured debt to net tangible assets was less than one percent. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreement and indentures.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” Statement No. 161 establishes guidelines to report how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Statement No. 161 is effective for fiscal years beginning after November 15, 2008. The Company has not yet determined the effect, if any, that Statement No. 161 will have on the Company’s disclosures regarding derivatives and hedging activities.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” Statement No. 160 establishes accounting and reporting standards for the minority interest in a subsidiary. Statement No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on the Company’s financial position or results of operations of complying with the provisions of Statement No. 160.

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

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The FASB reaffirmed the originally scheduled implementation date in accounting for financial assets and liabilities as fiscal years beginning after November 15, 2007 and approved a one year deferral for the implementation of Statement No. 157 for nonfinancial assets and liabilities. The Company does not believe the adoption of Statement No. 157 will have a material impact on the Company’s financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the third quarter of fiscal 2008. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On April 27, 2007, a grand jury in the Southern District of Florida issued a subpoena to the Company’s subsidiary, Parker ITR, requiring the production of documents, in particular documents related to communications with competitors and customers related to Parker ITR’s marine oil and gas hose business. The Company and Parker ITR substantially complied with this subpoena. On August 2, 2007, the Japan Fair Trade Commission (“JFTC”) requested that Parker ITR submit a report to the JFTC on specific topics related to its investigation of marine hose suppliers. Parker ITR submitted the required report. On February 21, 2008, the JFTC issued a cease and desist order. Parker ITR continues to cooperate with the JFTC. The European Commission issued Requests for Information to the Company and Parker ITR, the first such request was dated May 15, 2007. The Company and Parker ITR submitted responses to these requests. On April 30, 2008, the European Commission issued a Statement of Objections to the Company and Parker ITR. Brazilian and Korean competition authorities initiated investigations (the Brazilian investigation commenced on November 14, 2007 and the Korean investigation commenced on January 17, 2008) related to the marine hose supply activities of Parker ITR. The Company and Parker ITR are cooperating with the Brazilian and Korean authorities.

In addition, four class action lawsuits were filed in the Southern District of Florida: Shipyard Supply LLC v. Bridgestone Corporation, et al, filed May 17, 2007; Expro Gulf Limited v. Bridgestone Corporation, et al., filed June 6, 2007; Bayside Rubber & Products, Inc. v. Trelleborg Industrie S.A., et al., filed June 25, 2007; Bayside Rubber & Products, Inc. v. Caleca, et al., filed July 12, 2007; and one in the Southern District of New York: Weeks Marine, Inc. v. Bridgestone Corporation, et al., filed July 27, 2007. The Company is named as a defendant in one case and it filed an answer in that matter. Parker ITR filed a motion to dismiss in each of the four cases in which it is a defendant. Parker ITR’s motions to dismiss were denied as moot after all five cases were consolidated in the Southern District of Florida as 08-MDL-1888. On March 24, 2008, the plaintiffs filed a consolidated class action complaint that alleges that the defendants, for a period of approximately 21 years, conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States. Plaintiffs generally seek treble damages, a permanent injunction, attorneys’ fees, and pre-judgement and post-judgement interest. The Company and Parker ITR have filed a motion to dismiss the consolidated complaint.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 through January 31, 2008	327,817	(2)	$61.19	326,852	13,812,107
February 1, 2008 through February 29, 2008	306,693		$65.04	306,693	13,505,414
March 1, 2008 through March 31, 2008	242,094	(3)	$64.69	177,738	13,327,676

Total:	876,604		$63.50	811,283	13,327,676

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3.0 million shares of its common stock. From time to time, the Board of Directors has adjusted the number of shares authorized for repurchase under this program. On January 25, 2007, the Company publicly announced that its Board of Directors approved an increase in the number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was equal to 10 million. On October 1, 2007, the number of shares authorized and then remaining for repurchase under this program was adjusted to reflect the 3-shares-for-2 stock split completed on that date. There is no expiration date for this program.

(2)	Includes 965 shares surrendered to the Company by certain non-employee Directors in order to satisfy tax withholding obligations upon the vesting of restricted stock under the Company’s Non-Employee Director’s Stock Plan.

(3)	Includes 64,356 shares surrendered to the Company by certain executive officers in order to satisfy tax withholding obligations on restricted stock under the Company’s Long Term Incentive Awards.

ITEM 6.	Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

10	Amendment No. 2 to the Parker-Hannifin Corporation Deferred Compensation Plan for Directors, as amended and restated.

12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2008.

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Timothy K. Pistell
Timothy K. Pistell
Executive Vice President - Finance and Administration
and Chief Financial Officer

Date: May 6, 2008

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10	Amendment No. 2 to the Parker-Hannifin Corporation Deferred Compensation Plan for Directors, as amended and restated.

12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2008.

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.