Form 10-K
period 2008-06-30
PARKER HANNIFIN CORP
filed 2008-08-28
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No.  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer:	☒	Accelerated Filer:	☐

Non-Accelerated Filer:	☐	Smaller Reporting Company:	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The approximate aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2007, excluding, for purpose of this computation only, stock holdings of the Registrant’s Directors and Officers: $12,576,717,555.

The number of Common Shares outstanding on July 31, 2008 was 167,629,211.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference:

(1)	Annual Report to Shareholders of the Company for the fiscal year ended June 30, 2008 is incorporated by reference into Parts I and II hereof.

(2)	Definitive Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders to be held on October 22, 2008 is incorporated by reference into Part III hereof.

PARKER-HANNIFIN CORPORATION

FORM 10-K

Fiscal Year Ended June 30, 2008

PART I

ITEM 1. Business. Parker-Hannifin Corporation is a leading worldwide full-line diversified manufacturer of motion and control technologies and systems, including fluid power systems, electromechanical controls and related components. Fluid power involves the transfer and control of power through the medium of liquid, gas or air, in hydraulic, pneumatic and vacuum applications. Fluid power systems move and position materials, control machines, vehicles and equipment and improve industrial efficiency and productivity. Components of a simple fluid power system include one or more pumps which generate pressure, one or more valves which control the flow of the fluid, one or more actuators which translate the pressure from the fluid into mechanical energy, one or more filters to ensure proper fluid condition and numerous hoses, couplings, fittings and seals. Electromechanical control involves the use of electronic components and systems to control motion and precisely locate or vary speed in automation and aerospace applications. In addition to motion control products, the Company also is a leading worldwide producer of fluid purification, fluid and fuel control, process instrumentation, air conditioning, refrigeration, electromagnetic shielding and thermal management products and systems.

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

The Company’s manufacturing, service, distribution and administrative facilities are located in 40 states and in 47 foreign countries. The Company’s motion control technology is used in the products of its three principal business segments: Industrial; Aerospace; and Climate & Industrial Controls. The products are sold as original and replacement equipment through product and distribution centers worldwide. The Company markets its products through direct-sales employees, independent distributors, sales representatives and builder/dealers. Parker products are supplied to approximately 449,000 customers in virtually every significant manufacturing, transportation and processing industry. For the fiscal year ended June 30, 2008, total net sales were $12,145,605,482. Industrial Segment products accounted for 76%, Aerospace Segment products for 15%, and Climate & Industrial Controls Segment products for 9% of those net sales.

Markets

Motion control systems are used throughout industries in applications which include moving materials, controlling machines, vehicles and equipment and positioning materials during manufacturing processes. Motion control systems contribute to the efficient use of energy and improve industrial productivity.

The approximately 449,000 customers who purchase the Company’s products are found throughout virtually every significant manufacturing, transportation and processing industry. No single customer accounted for more than 3% of the Company’s total net sales for the fiscal year ended June 30, 2008.

Industrial Segment. Sales of Industrial Segment products are made primarily to original equipment manufacturers and their replacement markets in all major manufacturing and processing industries. Major markets for products of the Fluid Connectors Group are aerial lift, agriculture, bulk chemical handling, construction machinery, food and beverage, fuel and gas delivery, industrial machinery, life science and medical, marine, mining, mobile, oil and gas, and transportation. Major markets for products of the Hydraulics Group are aerial lift, agriculture, alternative energy, construction machinery, forestry, industrial machinery, machine tool, marine, mining, oil and gas, power generation, and truck hydraulics. Major markets for products of the Automation Group are alternative energy, conveyor and material handling, factory automation, life science and medical, machine tool, packaging machinery, paper machinery, plastics machinery and conversion, primary metal, safety and security, semiconductor and electronic, and transportation and automotive. Major markets for products of the Seal Group are aerospace, chemical processing, consumer, energy, oil and gas, fluid power, general industrial, information technology, life science, military, semiconductor, telecommunication, and transportation. Major markets for products of the Instrumentation Group are chemical and refining, food and beverage, medical and dental, microelectronic, oil and gas, and power generation. Major markets for products of the Filtration Group are aerial lift, agriculture, bulk chemical handling, construction machinery, food and beverage, fuel and gas delivery, industrial machinery, life science and medical, marine, mining, mobile equipment, oil and gas, power generation, process, and transportation.

Aerospace Segment. Sales of Aerospace Segment products are made primarily to original equipment manufacturers in the commercial, military and general aviation markets and to end users for maintenance, repair and overhaul. Major markets for products of the Aerospace Segment are business jet, defense, aircraft engine, general aviation, commercial transport, helicopter, missile and munition, launch vehicle, power generation, regional transport, unmanned aerial vehicle and aftermarket service.

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

Principal Products and Methods of Distribution

Industrial Segment. The product lines of the Company’s Industrial Segment consist of a broad range of motion control and fluid systems and components. The Fluid Connectors Group manufactures a broad range of connectors which control, transmit and contain fluid, including the following: brass fittings and valves; deep sea umbilicals; diagnostic equipment; hose couplings; industrial hose; mooring systems and power cables; PTFE hose and tubing; quick couplings; check valves; rubber and thermoplastic hose; tube fittings and adapters; and tubing and plastic fittings. The Hydraulics Group produces a broad range of hydraulic components and systems for builders and users of industrial and mobile machinery and equipment, such as the following: accumulators; human machine interfaces; hydraulic cylinders; hydraulic motors and pumps; hydraulic systems; hydraulic valves and controls; hydrostatic steering units; integrated hydraulic circuits; power take-off equipment; power units; rotary actuators; and sensors. The Automation Group produces a broad range of pneumatic and electromechanical components and systems. Pneumatic products include the following: air preparation units; pneumatic accessories; pneumatic actuators and grippers; pneumatic valves and controls; structural extrusions; and vacuum generators, cups and sensors. Electromechanical products include the following: AC/DC drives and systems; electric actuators, gantry robots and slides; human-machine interfaces; manifolds; rotary actuators; and stepper motors, servo motors, drives and controls. The Seal Group manufactures static and dynamic sealing devices, including the following: dynamic seals; elastomeric o-rings; electro-medical instruments; electromagnetic interference shielding; extruded and precision-cut fabricated elastomeric seals; high-temperature metal seals; homogeneous and inserted elastomeric shapes; medical devices; metal and plastic retained composite seals; and thermal management products. The Seal Group also assembles static and dynamic sealing devices, including electro-medical instruments and medical devices. The Filtration Group manufactures filters, systems and instruments to monitor and remove contaminants from fuel, air, oil, water and other fluids and gases, including the following: analytical gas generators; compressed air and gas filters and dryers; condition monitoring devices; engine air, fuel and oil filtration and systems; hydraulic, lubrication and coolant filters; nitrogen, hydrogen and zero air generators; and process, chemical, water and microfiltration filters. The Instrumentation Group manufactures high quality critical flow components for process instrumentation, healthcare and ultra-high-purity applications, including the following: analytical sample conditioning products and systems; chemical injection fittings and valves; fluoropolymer chemical delivery fittings, valves and pumps; high-purity gas delivery fittings, valves, regulators and digital flow controllers; process control fittings, valves, regulators and manifold valves; process control double block and bleeds; permanent no-weld tube fittings; precision industrial regulators and flow controllers; and industrial mass flow meters/controllers.

Industrial Segment products include custom units which are engineered and produced to original equipment manufacturers’ specifications for application to a particular end product and standard items. Both custom and standard products are also used in the replacement of original motion control system components. Industrial Segment products are marketed primarily through field sales employees and approximately 9,850 independent distributors.

Aerospace Segment. Principal products of the Company’s Aerospace Segment are cooling, hydraulic, fuel, and pneumatic systems and components used on commercial and military airframe and engine programs. The Aerospace Segment also manufactures a broad range of fluid conveyance systems and components, fluid metering, delivery and atomization devices, inert gas generating systems, as well as connectors, hoses, fittings, tube fittings and quick disconnects which control, transmit and contain fluid for aircraft applications.

The Aerospace Segment offers complete hydraulic and primary flight control systems and components that include hydraulic, electrohydraulic and electromechanical components used for precise control of aircraft rudders, elevators, ailerons and other aerodynamic control surfaces and utility hydraulic components such as reservoirs, accumulators, selector valves, electrohydraulic servo valves, thrust-reverser actuators, engine-driven pumps, motor pumps, nose wheel steering systems, electromechanical actuators, engine controls and electronic controllers. The Aerospace Segment also designs and manufactures aircraft wheels and brakes for general aviation and military markets.

The Aerospace Segment fuel product line includes complete fuel systems and components such as the following: fuel tank inerting systems; fuel transfer and pressurization controls; in-flight refueling systems; fuel pumps and valves; fuel measurement and management systems; center of gravity controls; engine fuel injection atomization nozzles, manifolds and augmentor controls; and electronic monitoring computers.

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

Climate & Industrial Controls Segment. The principal products of the Company’s Climate & Industrial Controls Segment are systems and components for use primarily in the mobile and stationary refrigeration and air conditioning industry, and systems and components for use in fluid control applications in a wide variety of industries including processing, fuel dispensing, beverage dispensing and mobile emissions. The products include accumulators, CO2 controls, electronic controllers, filter driers, hand shut-off valves, heat exchangers, hose and fittings, pressure regulating valves, refrigerant distributors, safety relief valves, solenoid valves, and thermostatic expansion valves.

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

Research and development costs relating to the development of new products and services and the improvement of existing products and services amounted to $303,097,752 in fiscal year 2008, $253,091,228 in fiscal year 2007, and $203,702,371 in fiscal year 2006. These amounts include costs incurred by the Company related to independent research and development initiatives as well as costs incurred in connection with research and development contracts. Costs incurred in connection with research and development contracts for each of the respective fiscal years 2008, 2007 and 2006 were $47,757,134, $40,893,768 and $37,531,597. These costs are included in the total research and development cost for each of the respective years.

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

Backlog and Seasonal Nature of Business

The Company’s backlog by business segment for the past two fiscal years, as set forth on pages 13-5 to 13-7 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference. The Company’s backlog at June 30, 2008 was approximately $3,651,285,185 and at June 30, 2007 was approximately $2,935,232,549. Approximately 83% of the Company’s backlog at June 30, 2008 is scheduled for delivery in the succeeding twelve months. The Company’s business generally is not seasonal in nature.

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

As of June 30, 2008, the Company is involved in environmental remediation at 33 manufacturing facilities presently or formerly operated by the Company and has been named as a “potentially responsible party,” along with other companies, at one off-site waste disposal facility and three regional sites.

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

As of June 30, 2008, the Company has a reserve of $16,022,463 for environmental matters which are probable and reasonably estimable. This reserve is recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

The Company’s estimated total liability for the above mentioned sites ranges from a minimum of $16,022,463 to a maximum of $79,633,043. The largest estimate for any one site is approximately $8,209,933. The actual costs to be incurred by the Company will be dependent on final delineation of contamination, final determination of remedial action required, negotiations with federal and state agencies with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technology, effectiveness of remedial technologies employed, the ultimate ability of the other responsible parties to pay, and any insurance or third-party recoveries.

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

Employees

The Company employed 61,722 persons as of June 30, 2008, of whom approximately 31,920 were employed by foreign subsidiaries.

Business Segment Information

The Company’s net sales, segment operating income and identifiable assets by business segment and net sales and long-lived assets by geographic area for the past three fiscal years, as set forth on pages 13-14 to 13-15 of Exhibit 13 to this Annual Report on Form 10-K, are incorporated into this section by reference.

Acquisitions and Divestitures

During fiscal year 2008, the Company completed a number of acquisitions. The description of these transactions, as set forth on pages 13-21 to 13-22 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference.

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

In fiscal 2008, approximately 47% of the Company’s net sales were derived from customers outside the United States. In addition, many of the Company’s manufacturing operations and suppliers are located outside the United States. The Company expects net sales from foreign markets to continue to represent a significant portion of its total net sales. The Company’s foreign operations are subject to risk in addition to those risks of its domestic operations, including:

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

Demand for and supply of the Company’s products may be adversely affected by numerous factors, some of which the Company cannot predict or control, which would adversely affect its results of operations.

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

The Company’s domestic and foreign operations are subject to significant competitive pressures. To compete successfully, the Company’s Industrial Segment and Climate & Industrial Controls Segment must excel in terms of product quality and innovation, customer service, manufacturing and distribution capability and price competitiveness and its Aerospace Segment must excel on the basis of technological and engineering capability, quality, delivery and service, and price competitiveness. The financial resources of certain of the Company’s competitors may put the Company at a competitive disadvantage.

The raw materials used in the Company’s production processes and by its suppliers of component parts are subject to price and supply fluctuations that could increase its costs of products and adversely affect its results of operations.

The Company’s supply of raw materials for its businesses could be interrupted for a variety of reasons, including availability and pricing. Prices for raw materials necessary for production have fluctuated significantly in the past and significant increases could adversely affect the Company’s results of operations and profit margins. Although the Company generally attempts to pass along increased raw material prices to its customers in the form of price increases, there may be a time delay between the increased raw material prices and the Company’s ability to increase the price of its products, or the Company may be unable to increase the prices of its products due to pricing pressure or other factors.

The Company’s suppliers of component parts may significantly and quickly increase their prices in response to increases in costs of raw materials that they use to manufacture the component parts. As a result, the Company may not be able to increase its prices commensurately with its increased costs. Consequently, the Company’s results of operations and financial condition may be materially adversely affected.

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

In addition, there is no assurance that the Company will be able to integrate successfully any business that it purchases into its existing business or that any acquired businesses will be profitable. The successful integration of new businesses depends on the Company’s ability to manage these new businesses and cut excess costs. If the Company is unable to complete the integration of new businesses in a timely and effective manner, its results of operations and financial condition could be adversely affected.

Potential product liability risks exist from the products that the Company sells.

The Company’s businesses expose it to potential product liability risks that are inherent in the design, manufacture and sale of its products and the products of third-party vendors that it uses or resells. Although the Company currently maintains what it believes to be suitable and adequate product liability insurance, there can be no assurance that the Company will be able to maintain its insurance on acceptable terms or that its insurance will provide adequate protection against potential liabilities. In the event of a claim against it, a lack of sufficient insurance coverage could have a material adverse effect on the Company’s financial condition, liquidity and results of operations. Moreover, even if it maintains adequate insurance, a successful claim could still have a material adverse effect on the Company’s financial condition, liquidity and results of operations.

The Company’s future growth is partly dependent on the development of new products and technologies.

The markets the Company operates in are characterized by rapidly changing technologies and frequent introductions of new products and services. The Company’s ability to develop new products based on technological innovation can affect its competitive position and often requires the investment of significant resources. Difficulties or delays in research, development or production of new products and services or failure to gain market acceptance of new products and technologies may significantly reduce future revenues and adversely affect the Company’s competitive position.

The Company’s future growth is partly dependent on the preservation of its intellectual property.

Protecting the Company’s intellectual property is critical to its innovation efforts. The Company owns a number of patents, trademarks and licenses related to its products and has exclusive and non-exclusive rights under patents owned by others. The Company’s intellectual property may be challenged or infringed upon by third parties or the Company may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. In addition, the global nature of the Company’s business could present increased risks that the Company’s intellectual property will be subject to infringement or other unauthorized use outside of the United States. In such case, the Company’s ability to protect its intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as the United States. Unauthorized use of the Company’s intellectual property rights or inability to preserve existing intellectual property rights could adversely impact the Company’s competitive position and results of operations.

The Company may be adversely affected by the impact of environmental and safety regulations to which it is subject.

The Company’s operations necessitate the use and handling of hazardous materials and, as a result, it is subject to various U.S. federal, state and local laws and regulations, as well as foreign laws, designed to protect the environment and to regulate the discharge of materials into the environment. These laws impose penalties, fines and other sanctions for non-compliance and liability for response costs, property damages and personal injury resulting from past and current spills, disposals or other releases of, or the exposure to, hazardous materials. Among other laws, the Company is subject to the United States federal “Superfund” law, under which it has been designated as a “potentially responsible party” and may be liable for clean-up costs associated with various waste sites, some of which are on the United States Environmental Protection Agency’s Superfund priority list. The Company could incur substantial costs as a result of non-compliance with or liability for cleanup or other costs or damages under environmental laws, including the Superfund law.

The Company may be subject to more stringent environmental laws in the future. If more stringent environmental laws are enacted in the future, compliance with these laws could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company may be adversely affected by litigation or other regulatory proceedings.

The Company is a defendant from time to time in lawsuits and regulatory proceedings relating to its business. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could adversely impact the Company’s business, financial condition or results of operations.

The Company does business with the U.S. government and as such is subject to government regulations.

In addition to normal business risks, doing business with the United States government subjects the Company to unusual risks, including dependence on the level of government spending and compliance with and changes in governmental procurement regulations. Agreements relating to the sale of products to government entities may be subject to termination, reduction or modification, either at the convenience of the government or for the Company’s failure to perform under the applicable contract. The Company is subject to government investigations of business practices and compliance with government procurement regulations. If the Company were charged with wrongdoing as a result of any such investigation, it could be suspended from bidding on or receiving awards of new government contracts, which could have a material adverse effect on the Company’s results of operations.

Changes in the Company’s tax rates or exposure to additional income tax liabilities could affect profitability.

The Company is subject to income taxes in the United States and various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. The Company’s effective tax rate could be adversely affected by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or tax laws. The amount of income taxes paid is subject to ongoing audits by United States federal, state and local tax authorities and by non-United States authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company’s tax liabilities, which could have a material adverse effect on the Company’s results of operations.

Increasing costs of certain employee and retiree benefits could adversely affect the Company’s results of operations.

The amount of expenses recorded for the Company’s defined benefit pension plans is dependent on changes in market interest rates and the value of plan assets, which are dependent on actual plan asset returns. Significant changes in market interest rates and decreases in the fair value of plan assets and investment losses on plan assets may adversely impact the Company’s future results of operations.

ITEM 1B. Unresolved Staff Comments. None.

ITEM 1C. Executive Officers of the Registrant.

The Company’s Executive Officers are as follows:

Name	Position	Officer Since(1)	Age as of 8/15/2008
Donald E. Washkewicz	Chairman of the Board, Chief Executive Officer and President	1997	58

Marwan M. Kashkoush	Executive Vice President – Sales, Marketing and Operations Support	2000	54

Timothy K. Pistell	Executive Vice President – Finance and Administration and Chief Financial Officer	1993	61

Lee C. Banks	Executive Vice President and Operating Officer	2001	45

Robert P. Barker	Executive Vice President, Operating Officer and President, Aerospace Group	2003	58

Thomas L. Williams	Executive Vice President and Operating Officer	2005	49

Dana A. Dennis	Senior Vice President – Finance	1999	60

Robert W. Bond	Vice President and President, Fluid Connectors Group	2000	50

Michael Chung	Vice President and President, Asia Pacific Group	2008	45

Jeffery A. Cullman	Vice President and President, Hydraulics Group	2006	53

John G. Dedinsky, Jr.	Vice President – Global Supply Chain and Procurement	2006	51

Heinz Droxner	Vice President and President, Seal Group	2002	63

William G. Eline	Vice President – Chief Information Officer	2002	52

John R. Greco	Vice President and President, Instrumentation Group	2006	54

Thomas F. Healy	Vice President and President, Climate & Industrial Controls Group	2006	48

William R. Hoelting	Vice President – Tax	2007	51

Pamela J. Huggins	Vice President and Treasurer	2003	54

Name	Position	Officer Since(1)	Age as of 8/15/2008

A. Ricardo Machado	Vice President and President, Latin America Group	2006	60

Jon P. Marten	Vice President and Controller	2008	52

M. Craig Maxwell	Vice President – Technology and Innovation	2003	50

Thomas A. Piraino, Jr.	Vice President, General Counsel and Secretary	1998	59

Peter Popoff	Vice President and President, Filtration Group	2008	56

Daniel S. Serbin	Vice President – Human Resources	2005	54

Roger S. Sherrard	Vice President and President, Automation Group	2003	42

Joseph J. Vicic	Vice President	2006	63

(1)	Officers of the Company serve for a term of office from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Droxner, Eline, Maxwell and Piraino and Ms. Huggins have served in the executive capacities indicated above opposite their respective names during each of the past five years.

Mr. Washkewicz has served as a Director of the Company since 2000. Mr. Washkewicz has been Chairman of the Board of Directors of the Company since October 2004, Chief Executive Officer of the Company since July 2001, and President since January 2007. He was previously the President of the Company from February 2000 to October 2004.

Mr. Kashkoush has been Executive Vice President – Sales, Marketing and Operations Support since October 2007. He was Corporate Vice President – Worldwide Sales and Marketing from October 2003 to October 2007, Vice President from July 2000 to October 2003, and President of the Hydraulics Group from February 2000 to October 2003.

Mr. Pistell has been Executive Vice President – Finance and Administration since April 2005 and has been Chief Financial Officer since April 2003. He was Vice President – Finance and Administration from April 2003 to April 2005.

Mr. Banks was elected an Executive Vice President in August 2008 and has been an Operating Officer since November 2006. He was a Senior Vice President from November 2006 to August 2008, Vice President from October 2001 to November 2006, President of the Hydraulics Group from October 2003 to November 2006, and President of the Instrumentation Group from July 2001 to November 2003.

Mr. Barker was elected an Executive Vice President in August 2008 and has been an Operating Officer since November 2006 and President of the Aerospace Group since March 2003. He was a Senior Vice President from November 2006 to August 2008 and Vice President from April 2003 to November 2006.

Mr. Williams was elected an Executive Vice President in August 2008 and has been an Operating Officer since November 2006. He was a Senior Vice President from November 2006 to August 2008, Vice President and President of the Instrumentation Group from March 2005 to November 2006, Vice President – Operations of the Hydraulics Group from November 2003 to February 2005, and General Manager, Global Services of GE Transportation Systems (producer of rail locomotive) from October 2002 to November 2003. He is also a director of Chart Industries, Inc.

Mr. Dennis was elected Senior Vice President – Finance in August 2008. He was a Vice President from October 2001 to August 2008 and Controller from July 1999 to August 2008.

Mr. Bond has been a Vice President since July 2000 and has been President of the Fluid Connectors Group since March 2005. He was President of the Automation Group from April 2000 to March 2005.

Mr. Chung has been a Vice President and President of the Asia Pacific Group since March 2008. He was Vice President – Operations of the Hydraulic Group in Asia from January 2005 to March 2008 and Country Managing Director for Korea from April 2003 to January 2005.

Mr. Cullman has been a Vice President and President of the Hydraulics Group since November 2006. He was Vice President – Operations of the Hydraulics Group from July 2002 to November 2006.

Mr. Dedinsky has been Vice President – Global Supply Chain and Procurement since January 2006. He was Vice President – Global Sourcing and Procurement from July 2004 to January 2006 and Vice President – Procurement from August 2000 to July 2004.

Mr. Greco has been a Vice President and President of the Instrumentation Group since October 2006. He was Vice President and General Manager of the Global Parflex Division from August 2005 to October 2006 and General Manager of the Parflex Division from March 1996 to August 2005.

Mr. Healy has been a Vice President since April 2006 and has been President of the Climate & Industrial Controls Group since July 2006. He was a Climate & Industrial Controls Group Vice President and General Manager of Mobile Climate Systems Division from September 2004 to April 2006 and General Manager of Nichols Portland Division from July 1998 to September 2004.

Mr. Hoelting has been Vice President – Tax since February 2007. He was Vice President – Taxation from January 1998 to February 2007.

Mr. Machado has been a Vice President since January 2006 and has been President of the Latin America Group since March 2000.

Mr. Marten was elected Vice President and Controller in August 2008. He was an Assistant Controller of the Corporation from July 2007 to August 2008, Vice President and Controller of the Aerospace Group from October 2004 to July 2007, and Vice President and Controller of the Instrumentation Group from June 2003 to October 2004.

Mr. Popoff has been a Vice President and President of the Filtration Group since February 2008. He was Vice President – Operations of the Filtration Group from April 2006 to February 2008, Vice President/General Manager of the Global Racor Division from July 2004 to April 2006, and General Manager of the Racor Division from February 1987 to July 2004.

Mr. Serbin has been Vice President – Human Resources since May 2005. He was Vice President – Human Resources of the Fluid Connectors Group from October 2003 to April 2005 and Vice President – Human Resources of the Hydraulics Group and the Automation Group from July 1995 to October 2003.

Mr. Sherrard has been a Vice President since November 2003 and has been President of the Automation Group since March 2005. He was President of the Instrumentation Group from November 2003 to February 2005 and General Manager of the Automation Actuator Division from May 2000 to November 2003.

Mr. Vicic has been a Vice President since January 2006. He was President of the Asia Pacific Group from April 1994 to March 2008.

ITEM 2. Properties. At June 30, 2008, the Company, headquartered in Cleveland, Ohio, had 298 manufacturing plants and 331 distribution centers and sales and administrative offices throughout the world, none of which were individually material to its operations. The facilities are situated in 40 states within the United States and in 47 other countries throughout the rest of the world. The Company owns the majority of its manufacturing plants and distribution centers, and its leased properties primarily consist of sales and administrative offices. The number of facilities used by each of the Company’s operating segments is summarized by type and geographic location in the tables below:

	Type of Facility
	Manufacturing Plants	Distribution Centers	Sales and Administrative Offices
Industrial	244	107	183
Aerospace	23	1	11
Climate & Industrial Controls	31	8	21
Total	298	116	215

	Geographic Location
	North America	Europe	Asia-Pacific	Latin America
Industrial	208	190	115	21
Aerospace	26	5	4	0
Climate & Industrial Controls	45	10	4	1
Total	279	205	123	22

Several facilities are shared among each of the Company’s operating segments.

To avoid double counting, each shared facility is counted once, primarily in the Industrial Segment.

The Company believes that its properties have been adequately maintained, are in good condition generally and are suitable and adequate for its business as presently conducted. The extent to which the Company uses its properties varies by property and from time to time. The Company’s restructuring efforts over the past several years have brought capacity levels closer to present and anticipated needs. Most of the Company’s manufacturing facilities remain capable of handling additional volume increases.

ITEM 3. Legal Proceedings. On April 27, 2007, a grand jury in the Southern District of Florida issued a subpoena to the Company’s subsidiary, Parker ITR, requiring the production of documents, in particular documents related to communications with competitors and customers related to Parker ITR’s marine oil and gas hose business. The Company and Parker ITR substantially complied with this subpoena. On August 2, 2007, the Japan Fair Trade Commission (“JFTC”) requested that Parker ITR submit a report to the JFTC on specific topics related to its investigation of marine hose suppliers. Parker ITR did so. The JFTC issued a final order and Parker ITR complied with that order. The European Commission issued Requests for Information to the Company and Parker ITR, the first such request was dated May 15, 2007. The Company and Parker ITR submitted responses to these requests. The Company and Parker ITR continue to cooperate with the European Commission. Brazilian and Korean competition authorities initiated investigations (the Brazilian investigation commenced on November 14, 2007 and the Korean investigation commenced on January 17, 2008) related to the marine hose supply activities of Parker ITR. The Company and Parker ITR are cooperating with the Brazilian and Korean authorities.

In addition, four class action lawsuits were filed in the Southern District of Florida: Shipyard Supply LLC v. Bridgestone Corporation, et al., filed May 17, 2007; Expro Gulf Limited v. Bridgestone Corporation, et al., filed June 6, 2007; Bayside Rubber & Products, Inc. v. Trelleborg Industrie S.A., et al., filed June 25, 2007; Bayside Rubber & Products, Inc. v. Caleca, et al., filed July 12, 2007; and one in the Southern District of New York: Weeks Marine, Inc. v. Bridgestone Corporation, et al., filed July 27, 2007. The Company is named as a defendant in one case and it filed an answer in that matter. Parker ITR filed a motion to dismiss in each of the four cases in which it is a defendant. Parker ITR’s motions to dismiss were denied as moot after all five cases were consolidated in the Southern District of Florida as 08-MDL-1888. On March 24, 2008, the plaintiffs filed a consolidated class action complaint that alleges that the defendants, for a period of approximately 21 years, conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States. Plaintiffs generally seek treble damages, a permanent injunction, attorneys’ fees, and pre-judgment and post-judgment interest. The Company and Parker ITR have filed a motion to dismiss the consolidated complaint.

ITEM 4. Submission of Matters to a Vote of Security Holders. None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market for the Registrant’s Common Equity. The Company’s common stock is listed for trading on the New York Stock Exchange. Information regarding stock price and dividend information with respect to the Company’s common stock, as set forth on page 13-40 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference. As of July 31, 2008, the number of shareholders of record of the Company was 4,489.

(b)	Use of Proceeds. Not Applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 through April 30, 2008	92,911		$73.39	92,911	13,234,765
May 1, 2008 through May 31, 2008	124,586	(2)	$82.62	79,300	13,155,465
June 1, 2008 through June 30, 2008	84,518		$78.45	84,518	13,070,947
Total:	302,015		$78.62	256,729	13,070,947

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3.0 million shares of its common stock. From time to time, the Board of Directors has adjusted the number of shares authorized for repurchase under this program. On January 25, 2007, the Company publicly announced that its Board of Directors approved an increase in the number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was equal to 10 million. On October 1, 2007, the number of shares authorized and then remaining for repurchase under this program was adjusted to reflect the 3-shares-for-2 stock split completed on that date. There is no expiration date for this program.

(2)	Includes 45,286 shares surrendered to the Company in order to satisfy participant tax withholding obligations upon the vesting of restricted stock under the Company’s Long Term Incentive Plans.

ITEM 6. Selected Financial Data. The information set forth on page 13-45 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The information set forth on pages 13-2 to 13-12 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk. The Company enters into forward exchange contracts and costless collar contracts, comprised of puts and calls, to reduce its exposure in both freely convertible and non-freely convertible foreign currencies. In addition, in the ordinary course of business, the Company’s foreign locations enter into various financial guarantees through financial institutions which enable customers to be reimbursed in the event of non-performance by the Company. The total carrying amount and fair value amount of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations.

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt, thereby limiting its exposure to changes in near-term interest rates. A 100 basis point increase in near-term interest rates would increase annual interest expense on variable rate debt by approximately $7,518,460.

For further discussion, see the discussion of Significant Accounting Policies Footnote on page 13-20 of Exhibit 13 to this Annual Report on Form 10-K and incorporated into this section by reference.

ITEM 8. Financial Statements and Supplementary Data. The information set forth on pages 13-13 to 13-40 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

ITEM 9A. Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of fiscal year 2008. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of fiscal year 2008, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting set forth on page 13-41 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference. The

Report of Independent Registered Public Accounting Firm set forth on pages 13-42 and 13-43 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information. None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance. Information required with respect to the Directors of the Company is set forth under the caption “Election of Directors” in the definitive Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders to be held October 22, 2008 (the “2008 Proxy Statement”) and is incorporated herein by reference. Information with respect to the executive officers of the Company is included in Part I hereof under the caption “Executive Officers of the Registrant”.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement is incorporated herein by reference.

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

The information set forth under the captions “Audit Committee Financial Experts” and “Report of the Audit Committee” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 11. Executive Compensation. The information set forth under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, and “Compensation Tables” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information set forth under the caption “Principal Shareholders” in the 2008 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information. The following table sets forth certain information regarding the Company’s equity compensation plans as of June 30, 2008, unless otherwise indicated. The information set forth in this table has been adjusted to reflect the 3-shares-for-2 stock split completed on October 1, 2007.

Plan Category	Column (a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Column (b) Weighted-average exercise price of outstanding options, warrants and rights(1)	Column (c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	13,597,271	(2)	$44.32	5,445,113	(3)
Equity compensation plans not approved by security holders(4)	59,593		$32.42	0
Total	13,656,864		$44.26	5,445,113

(1)	In connection with the merger of Commercial Intertech Corp. with and into the Company in April 2000, the Company assumed the administration of the outstanding options under the Commercial Intertech stock option plans until such options are exercised or expire. Since the consummation of the merger, no new options have been, and no new options will be, granted under the Commercial Intertech stock option plans. The stock options assumed pursuant to the merger are not included in the table. The number of the Company’s common shares to be issued upon the exercise of these outstanding options is 7,954. The weighted-average exercise price of those outstanding options is $19.88.

(2)

Includes 172,130 shares, which represents the actual payout of restricted stock under the 2006-07-08 Long-Term Incentive award (“LTI award”) (which payout was made after June 30, 2008) and the maximum future payouts of restricted stock that may be issued under the Company’s 2007-08-09 and 2008-09-10 LTI awards. Under the Company’s 2007-08-09 and 2008-09-10 LTI awards, payouts will be made in restricted stock unless the participant has made a prior deferral election pursuant to the Executive Deferral Plan, or in cash if the participant is retired and has not elected to defer the payment to the Executive Deferral Plan. Payouts under the Company’s 2006-07-08 LTI awards were determined by comparing the Company’s results during the performance period to the performance of a group of its peers during the same period for the following weighted performance measures: (a) compound annual revenue growth (20% weight); (b) compound annual growth in fully-diluted earnings per share (40% weight); and (c) average return on invested capital (40% weight). Payouts under the Company’s 2007-08-09 and 2008-09-10 LTI awards will be determined by comparing the Company’s results during the performance period to the performance of a group of its peers during the same period for the following weighted performance measures: (a) compound annual revenue growth (20% weight); (b) compound annual growth in fully-diluted earnings per share from continuing operations (40% weight); and (c) average return on invested capital from continuing operations (40% weight). Also includes 79,938 phantom shares held in an account pursuant to the Company’s Stock Option Deferral Plan (which Plan has not been approved by shareholders). The phantom shares resulted from exercises of stock options granted under the Company’s 1990 Employees Stock Option Plan, which was approved by the shareholders. No further deferral elections may be made under the Company’s Stock Option Deferral Plan.

(3)	The total number of securities available for issuance under the Company’s 2003 Stock Incentive Plan is equal to the sum of (i) 13,500,000; plus (ii) the amount of any shares that are not delivered to an employee by reason of (A) the expiration, termination, cancellation or forfeiture of an award under the Company’s 1993 Stock Incentive Program; and (B) the tendering or withholding of shares to satisfy all or a portion of the exercise price or tax withholding obligations relating to shares issued or distributed under an award under the 1993 Stock Incentive Program. The maximum number of shares that may be issued under the Company’s 2003 Stock Incentive Plan as restricted stock is limited to 7,500,000 shares. The maximum number of shares that may be issued under the Company’s 2004 Non-Employee Directors’ Stock Incentive Plan is 375,000. The maximum number of shares that may be issued under the Company’s Non-Employee Directors’ Stock Plan, as amended and restated, is 345,000, all of which are granted as common stock, subject to such conditions or restrictions as the Human Resources and Compensation Committee may determine.

(4)	The Company’s 1996 Non-Employee Directors Stock Option Plan provides for the issuance of up to 562,500 shares of the Company’s common stock pursuant to stock options granted to the Company’s Directors who are not current or retired employees of the Company. Each option was granted at an exercise price equal to 100% of the fair market value of the Company’s common stock on the date the options were granted. Grants have a ten-year term and vest 50% following one year of continued service and the remaining 50% following the second year of continued service from the date granted. No further options will be granted under the 1996 Non-Employee Directors Stock Option Plan.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence. The information set forth under the captions “Certain Relationships and Related Transactions”, “Review and Approval of Transactions with Related Persons”, and “Director Independence” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services. The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2008 Proxy Statement is incorporated herein by reference.

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

August 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title

DONALD E. WASHKEWICZ, Chairman of the Board of Directors and Chief Executive Officer; JON P. MARTEN, Principal Accounting Officer; LINDA S. HARTY, Director; WILLIAM E. KASSLING, Director; ROBERT J. KOHLHEPP, Director; GIULIO MAZZALUPI, Director; KLAUS-PETER MÜLLER, Director; CANDY M. OBOURN, Director; JOSEPH M. SCAMINACE, Director; WOLFGANG R. SCHMITT, Director; and MARKOS I. TAMBAKERAS, Director.

Date: August 28, 2008

/s/ Timothy K. Pistell
Timothy K. Pistell, Executive Vice President – Finance and Administration, Principal Financial Officer and Attorney-in-Fact

PARKER-HANNIFIN CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Reference
	Form 10-K Annual Report (Page)	Excerpt from Exhibit 13 (Page)
Data incorporated by reference from Exhibit 13:

Management’s Report on Internal Control over Financial Reporting	—	13 - 41

Report of Independent Registered Public Accounting Firm	—	13 - 42 to 13 - 44

Consolidated Statement of Income for the years ended June 30, 2008, 2007 and 2006	—	13 - 13

Consolidated Statement of Comprehensive Income for the years ended June 30, 2008, 2007 and 2006	—	13 - 13

Consolidated Balance Sheet at June 30, 2008 and 2007	—	13 - 16

Consolidated Statement of Cash Flows for the years ended June 30, 2008, 2007 and 2006	—	13 - 17

Notes to Consolidated Financial Statements	—	13 - 18 to 13 - 40

Schedule:

II - Valuation and Qualifying Accounts	F-2	—

Individual financial statements and related applicable schedules for the Registrant (separately) have been omitted because the Registrant is primarily an operating company and its subsidiaries are considered to be wholly-owned.

F-1

PARKER-HANNIFIN CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2006, 2007 and 2008

(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning Of Period	Additions Charged to Costs and Expenses	Other (Deductions)/ Additions (A)	Balance At End Of Period

Allowance for doubtful accounts:

Year ended June 30, 2006	$13,160	$4,362	$(5,190)	$12,332

Year ended June 30, 2007	$12,332	$2,133	$(2,810)	$11,655

Year ended June 30, 2008	$11,655	$8,470	$(3,282)	$16,843

Deferred tax asset valuation allowance:

Year ended June 30, 2006	$32,238	$(27,798)	$2,951	$7,391

Year ended June 30, 2007	$7,391	$20,788	$717	$28,896

Year ended June 30, 2008	$28,896	$53,324	$(3,589)	$78,631

(A)	For allowance for doubtful accounts, net balance of deductions due to uncollectible accounts charged off and additions due to acquisitions or recoveries. For deferred tax asset valuation allowance, primarily represents adjustments due to acquisitions.

F-2

Exhibit Index

Exhibit No.	Description of Exhibit

Articles of Incorporation and By-Laws:

(3)(a)	Amended Articles of Incorporation incorporated by reference to Exhibit 3 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-4982).

(3)(b)	Code of Regulations, as amended, incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2007 (Commission File No. 1-4982).

Instruments Defining Rights of Security Holders:

(4)(a)	Shareholder Protection Rights Agreement, dated as of February 8, 2007, between the Registrant and National City Bank incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A filed on February 8, 2007 (Commission File No. 1-4982).

The Registrant is a party to other instruments, copies of which will be furnished to the Commission upon request, defining the rights of holders of its long-term debt identified in Note 9 of the Notes to Consolidated Financial Statements on page 13-28 of Exhibit 13 hereto, which Note is incorporated herein by reference.

Material Contracts:

(10)(a)	Form of Change in Control Severance Agreement entered into by the Registrant and executive officers, as amended and restated, incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission File No. 1-4982).*

(10)(b)	Parker-Hannifin Corporation Change in Control Severance Plan, as amended, incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).*

(10)(c)	Form of Indemnification Agreement entered into by the Registrant and its directors and executive officers incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission File No. 1-4982).*

(10)(d)	Form of Executive Life Insurance Agreement entered into by the Registrant and certain executives (including executive officers), as restated, incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-4982).*

(10)(e)	Form of Termination Agreement to the Executive Life Insurance Agreement entered into by the Registrant and executive officers incorporated by reference to Exhibit 10(g) to the

Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 1-4982).*

(10)(f)	Description of the Parker-Hannifin Corporation Officer Life Insurance Plan incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 1-4982).*

(10)(g)	Parker-Hannifin Corporation Supplemental Executive Retirement Benefits Program (Restatement) incorporated by reference to Exhibit 10(k) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).*

(10)(h)	Form of Notice of Change to Long Term Disability Benefit and Tax Election Form for certain executive officers incorporated by reference to Exhibit 10(j) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2007 (Commission File No. 1-4982).*

(10)(i)	Parker-Hannifin Corporation 1993 Stock Incentive Program, as amended, incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-4982).*

(10)(j)	Parker-Hannifin Corporation 2003 Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 16, 2005 (Commission File No. 1-4982).*

(10)(k)	Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed with the Commission on September 26, 2005 (Commission File No. 1-4982).*

(10)(l)	Form of 2007 Grant Letter for Stock Options with Tandem Stock Appreciation Rights for Executive Officers incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).*

(10)(m)	Form of 2008 Grant Letter for Stock Options with Tandem Stock Appreciation Rights for Executive Officers incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K/A filed with the Commission on September 5, 2007 (Commission File No. 1-4982).*

(10)(n)	Form of 2008 Target Incentive Bonus Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K/A filed with the Commission on September 5, 2007 (Commission File No. 1-4982).*

(10)(o)	Form of 2006-07-08 Long Term Incentive Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-4982).*

(10)(p)	Form of 2007-08-09 Long Term Incentive Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).*

(10)(q)	Form of 2008-09-10 Long Term Incentive Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K/A filed with the Commission on September 5, 2007 (Commission File No. 1-4982).*

(10)(r)	Form of 2008 RONA Award Letter under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 8-K/A filed with the Commission on September 5, 2007 (Commission File No. 1-4982).*

(10)(s)	Parker-Hannifin Corporation Savings Restoration Plan, as restated, incorporated by reference to Exhibit 10(t) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).*

(10)(t)	Amendment to the Parker-Hannifin Corporation Savings Restoration Plan, as restated, incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2005 (Commission File No. 1-4982).*

(10)(u)	Parker-Hannifin Corporation Pension Restoration Plan, as amended and restated, incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1999 (Commission File No. 1-4982).*

(10)(v)	Parker-Hannifin Corporation Executive Deferral Plan, as restated, incorporated by reference to Exhibit 10(v) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).*

(10)(w)	Amendment to the Parker-Hannifin Corporation Executive Deferral Plan, as restated, incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2005 (Commission File No. 1-4982).*

(10)(x)	Parker-Hannifin Corporation Volume Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-4982).*

(10)(y)	Parker-Hannifin Corporation Non-Employee Directors’ Stock Plan, as amended and restated, incorporated by reference to Exhibit 10(x) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).*

(10)(z)	Parker-Hannifin Corporation Non-Employee Directors Stock Option Plan incorporated by reference to Exhibit 10(w) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).*

(10)(aa)	Parker-Hannifin Corporation 2004 Non-Employee Directors’ Stock Incentive Plan incorporated by reference to Exhibit 10(y) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 1-4982).*

(10)(bb)	Form of 2007 Grant Letter for Restricted Stock for Non-Employee Directors incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).*

(10)(cc)	Form of 2008 Grant Letter for Restricted Stock for Non-Employee Directors incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-4982).*

(10)(dd)	Parker-Hannifin Corporation Deferred Compensation Plan for Directors, as amended and restated, incorporated by reference to Exhibit 10(x) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).*

(10)(ee)	Amendment to the Parker-Hannifin Corporation Deferred Compensation Plan for Directors, as amended and restated, incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2005 (Commission File No. 1-4982).*

(10)(ff)	Amendment No. 2 to the Parker-Hannifin Corporation Deferred Compensation Plan for Directors, as amended and restated, incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2008 (Commission File No. 1-4982).*

(10)(gg)	Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 1, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).*

(10)(hh)	Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 1, 2007, incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-4982).*

(11)	Computation of Common Shares Outstanding and Earnings Per Share is incorporated by reference to Note 5 of the Notes to Consolidated Financial Statements on page 13-25 of Exhibit 13 hereto.

(12)	Computation of Ratio of Earnings to Fixed Charges as of June 30, 2008.

(13)	Excerpts from Annual Report to Shareholders for the fiscal year ended June 30, 2008 which are incorporated herein by reference thereto.

(21)	List of subsidiaries of the Registrant.

(23)(a)	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.

(23)(b)	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.

(24)	Power of Attorney.

(31)(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

(31)(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*Management contracts or compensatory plans or arrangements.

Shareholders may request a copy of any of the exhibits to this Annual Report on Form 10-K by writing to the Secretary, Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141.