Form 10-Q
period 2008-09-30
PARKER HANNIFIN CORP
filed 2008-11-06
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of Common Shares outstanding at September 30, 2008 161,152,731

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
Net sales	$3,064,688	$2,787,256
Cost of sales	2,337,222	2,122,297

Gross profit	727,466	664,959
Selling, general and administrative expenses	332,683	324,961
Interest expense	28,096	22,421
Other expense (income), net	9,958	(165)

Income before income taxes	356,729	317,742
Income taxes	106,553	88,145

Net income	$250,176	$229,597

Earnings per share - basic	$1.52	$1.35
Earnings per share - diluted	$1.50	$1.33
Cash dividends per common share	$.25	$.21

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	(Unaudited) September 30, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$608,327	$326,048
Accounts receivable, net	1,821,681	2,046,726
Inventories:
Finished products	601,989	600,132
Work in process	696,264	682,816
Raw materials	208,540	211,746

	1,506,793	1,494,694
Prepaid expenses	72,870	82,326
Deferred income taxes	147,447	145,831

Total current assets	4,157,118	4,095,625
Plant and equipment	4,593,809	4,728,078
Less accumulated depreciation	2,737,979	2,801,556

	1,855,830	1,926,522
Goodwill	2,625,761	2,798,092
Intangible assets, net	986,759	1,020,609
Other assets	507,088	546,006

Total assets	$10,132,556	$10,386,854

LIABILITIES
Current liabilities:
Notes payable	$677,890	$118,864
Accounts payable, trade	836,873	961,886
Accrued payrolls and other compensation	319,561	433,070
Accrued domestic and foreign taxes	219,298	183,136
Other accrued liabilities	489,005	486,300

Total current liabilities	2,542,627	2,183,256
Long-term debt	1,878,933	1,952,452
Pensions and other postretirement benefits	482,895	491,935
Deferred income taxes	165,136	162,678
Other liabilities	319,097	337,562

Total liabilities	5,388,688	5,127,883
SHAREHOLDERS’ EQUITY
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at September 30 and June 30	90,523	90,523
Additional capital	559,784	528,802
Retained earnings	5,595,284	5,387,836
Unearned compensation related to guarantee of ESOP debt	—	(4,951)
Deferred compensation related to stock options	2,073	2,112
Accumulated other comprehensive (loss) income	(236,421)	117,642

	6,011,243	6,121,964
Less treasury shares, at cost:
19,893,397 shares at September 30 and 13,331,126 shares at June 30	(1,267,375)	(862,993)

Total shareholders’ equity	4,743,868	5,258,971

Total liabilities and shareholders’ equity	$10,132,556	$10,386,854

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$250,176	$229,597
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	64,057	61,263
Amortization	22,109	14,913
Stock compensation	20,655	23,554
Deferred income taxes	7,622	(3,452)
Foreign currency transaction loss (gain)	1,159	(5,180)
Loss on sale of plant and equipment	765	1,003
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	118,791	2,975
Inventories	(89,651)	(53,943)
Prepaid expenses	5,783	1,808
Other assets	8,305	13,735
Accounts payable, trade	(83,240)	(28,644)
Accrued payrolls and other compensation	(75,045)	(90,089)
Accrued domestic and foreign taxes	59,149	49,297
Other accrued liabilities	3,849	18,781
Pensions and other postretirement benefits	15,588	21,111
Other liabilities	(22,725)	12,172

Net cash provided by operating activities	307,347	268,901
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less acquired cash of $119 in 2008 and $177 in 2007)	(12,088)	(33,551)
Capital expenditures	(98,273)	(56,484)
Proceeds from sale of plant and equipment	7,437	1,544
Other	(8,004)	(8,188)

Net cash (used in) investing activities	(110,928)	(96,679)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	532	9,416
(Payments for) common shares	(413,959)	(512,835)
Tax benefit from share-based compensation	2,837	7,377
Proceeds from notes payable, net	564,580	375,150
Proceeds from long-term borrowings	3,265	3,403
(Payments of) long-term borrowings	(6,287)	(4,532)
Dividends	(41,109)	(36,544)

Net cash provided by (used in) financing activities	109,859	(158,565)
Effect of exchange rate changes on cash	(23,999)	1,554

Net increase in cash and cash equivalents	282,279	15,211
Cash and cash equivalents at beginning of year	326,048	172,706

Cash and cash equivalents at end of period	$608,327	$187,917

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

	Three Months Ended September 30,
	2008	2007
Net sales
Industrial:
North America	$1,107,077	$1,005,828
International	1,223,192	1,100,888
Aerospace	478,473	427,290
Climate & Industrial Controls	255,946	253,250

Total	$3,064,688	$2,787,256

Segment operating income
Industrial:
North America	$160,486	$155,182
International	202,952	183,433
Aerospace	68,148	57,436
Climate & Industrial Controls	15,499	15,506

Total segment operating income	447,085	411,557
Corporate general and administrative expenses	40,374	45,309

Income from operations before interest expense and other	406,711	366,248
Interest expense	28,096	22,421
Other expense	21,886	26,085

Income before income taxes	$356,729	$317,742

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1.	Management representation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008, the results of operations for the three months ended September 30, 2008 and 2007 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

2.	New accounting pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 141 (revised 2007), “Business Combinations” (Statement No. 141R). Statement No. 141R changes the accounting for business combinations both during the period of acquisition and in subsequent periods. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Statement No. 141R is effective for fiscal years beginning after December 15, 2008. Generally, the effect of Statement No. 141R on the Company’s financial position or results of operations will depend on future acquisitions.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51.” Statement No. 160 requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on the Company’s financial position or results of operations of complying with the provisions of Statement No. 160.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” Statement No. 161 establishes guidelines to report how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Statement No. 161 is effective for fiscal years beginning after November 15, 2008. The Company has not yet determined the effect, if any, that Statement No. 161 will have on the Company’s disclosures regarding derivatives and hedging activities.

3.	Product warranty

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of September 30, 2008 and June 30, 2008 is immaterial to the financial position of the Company and the change in the accrual for both the current-year quarter and prior-year quarter was immaterial to the Company’s results of operations and cash flows.

4.	Earnings per share

The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007
Numerator:
Income applicable to common shares	$250,176	$229,597
Denominator:
Basic - weighted average common shares	164,415,418	169,782,809
Increase in weighted average from dilutive effect of equity-based awards	2,497,798	3,438,683

Diluted - weighted average common shares, assuming exercise of equity-based awards	166,913,216	173,221,492

Basic earnings per share	$1.52	$1.35
Diluted earnings per share	$1.50	$1.33

At September 30, 2008 and 2007, 3,645,525 and 1,898,576 common shares, respectively, subject to equity-based awards were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

5.	Share repurchase program

The Company has a program to repurchase its common shares. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows, and the shares are initially held as treasury stock. The Company repurchased 6,708,024 shares of its common stock at an average price of $61.71 during the three-month period ended September 30, 2008 under this program.

6.	Comprehensive income

The Company’s primary item of other comprehensive income (loss) is foreign currency translation adjustments. Comprehensive income for the three months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,
	2008	2007
Net income	$250,176	$229,597
Foreign currency translation adjustments	(360,663)	109,662
Retirement benefits amortization	8,000	8,040
Unrealized (loss) on marketable equity securities	(1,459)
Realized loss on cash flow hedges	59	59

Comprehensive (loss) income	$(103,887)	$347,358

Foreign currency translation adjustments are net of taxes of $20,938 and $11,223 for the three months ended September 30, 2008 and September 30, 2007, respectively. Retirement benefits amortization is net of taxes of $4,775 and $4,710 for the three months ended September 30, 2008 and September 30, 2007, respectively. Unrealized (loss) on marketable equity securities is net of tax of $903 for the three months ended September 30, 2008. The realized loss on cash flow hedges is net of taxes of $38 for the three months ended September 30, 2008 and 2007 and is reflected in the Interest expense caption in the Consolidated Statement of Income.

7.	Goodwill and intangible assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2008 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance June 30, 2008	$2,382,479	$100,413	$315,200	$2,798,092
Acquisitions	9,911			9,911
Foreign currency translation	(151,436)	(43)	(3,995)	(155,474)
Goodwill adjustments	(27,143)		375	(26,768)

Balance September 30, 2008	$2,213,811	$100,370	$311,580	$2,625,761

“Goodwill adjustments” primarily represent final adjustments to the purchase price allocation during the twelve-month period subsequent to the acquisition date and primarily involves the valuation of property, plant and equipment and intangible assets. The 2009 purchase price allocations are preliminary and may require subsequent adjustment.

7.	Goodwill and intangible assets, continued

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2008		June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$196,599	$35,695	$96,385	$35,770
Trademarks	244,783	44,231	247,874	42,503
Customer lists and other	754,904	129,601	876,092	121,469

Total	$1,196,286	$209,527	$1,220,351	$199,742

Total intangible amortization expense for the three months ended September 30, 2008 was $21,515. The estimated amortization expense for the five years ending June 30, 2009 through 2013 is $80,908, $80,052, $74,126, $69,844 and $64,469, respectively.

8.	Retirement benefits

Net periodic pension cost recognized included the following components:

	Three Months Ended September 30,
	2008	2007
Service cost	$17,649	$19,799
Interest cost	41,796	40,916
Expected return on plan assets	(46,551)	(46,955)
Amortization of prior service cost	3,339	3,045
Amortization of net actuarial loss	9,637	10,585
Amortization of initial net (asset)	(16)	(17)

Net periodic benefit cost	$25,854	$27,373

Postretirement benefit cost recognized included the following components:

	Three Months Ended September 30,
	2008	2007
Service cost	$380	$450
Interest cost	1,425	1,464
Net amortization and deferral and other	(185)	(105)

Net periodic benefit cost	$1,620	$1,809

9.	Income taxes

As of September 30, 2008, the Company had gross unrecognized tax benefits of $114,147. The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate was $81,139. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $9,810.

The Company and its subsidiaries file income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company’s tax returns are subject to examination by taxing authorities throughout the world. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service (IRS) for fiscal years through 2001, except for certain refund claims outstanding. All significant state and local and foreign tax returns have been examined for fiscal years through 2001. The Company believes that it is reasonably possible that within the next 12 months the IRS examination for fiscal years 2002 and 2005 will be settled. However, the Company does not anticipate that within the next 12 months the total unrecognized tax benefits will significantly change due to the settlement of examinations and the expiration of statute of limitations.

10.	Fair value measurement

On July 1, 2008, the Company adopted the provisions of FASB Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement No. 157 indicates that among other things, a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. FASB Staff Position 157-2 delays the effective date of the application of Statement No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of Statement No. 157 had no effect on the Company’s financial position or results of operations.

A summary of financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2008 follows:

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$6,890	$6,890	$		$
Derivatives	2,931			2,931
Liabilities:
Deferred compensation plans	128,618	128,618
Derivatives	1,166			1,166

The fair value of derivatives is calculated through a model that utilizes market observable inputs including both spot and forward prices for the same underlying currencies. Available for sale securities are measured at fair value using quoted market prices. The Company has established nonqualified deferred compensation programs which permit officers, directors and certain management employees to defer a portion of their compensation, on a pre-tax basis, until their termination of employment. Changes in the value of the compensation deferred under these programs are recognized based on the fair value of the participants investment elections.

10.	Fair value measurement, continued

On July 1, 2008, the Company adopted the provisions of FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect to measure any financial assets or financial liabilities at fair value that were otherwise not required to be measured at fair value under other accounting standards.

11.	Contingencies

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

On April 27, 2007, a grand jury in the Southern District of Florida issued a subpoena to the Company’s subsidiary, Parker ITR, requiring the production of documents, in particular documents related to communications with competitors and customers related to Parker ITR’s marine oil and gas hose business. The Company and Parker ITR substantially complied with this subpoena. On August 2, 2007, the Japan Fair Trade Commission (JFTC) requested that Parker ITR submit a report to the JFTC on specific topics related to its investigation of marine hose suppliers. Parker ITR did so. The JFTC issued a final order and Parker ITR complied with that order. The European Commission issued Requests for Information to the Company and Parker ITR, the first such request was dated May 15, 2007. The Company and Parker ITR submitted responses to these requests. The Company and Parker ITR continue to cooperate with the European Commission. Brazilian and Korean competition authorities initiated investigations (the Brazilian investigation commenced on November 14, 2007 and the Korean investigation commenced on January 17, 2008) related to the marine hose supply activities of Parker ITR. The Company and Parker ITR are cooperating with the Brazilian and Korean authorities. At the current stage of these regulatory investigations, the Company is unable to reasonably estimate the potential loss or range of loss, if any, arising from such investigations.

In addition, four class action lawsuits were filed in the Southern District of Florida: Shipyard Supply LLC v. Bridgestone Corporation, et al, filed May 17, 2007; Expro Gulf Limited v. Bridgestone Corporation, et al., filed June 6, 2007; Bayside Rubber & Products, Inc. v. Trelleborg Industrie S.A., et al., filed June 25, 2007; Bayside Rubber & Products, Inc. v. Caleca, et al., filed July 12, 2007; and one in the Southern District of New York: Weeks Marine, Inc. v. Bridgestone Corporation, et al., filed July 27, 2007. The Company is named as a defendant in one case and it filed an answer in that matter. Parker ITR filed a motion to dismiss in each of the four cases in which it is a defendant. Parker ITR’s motions to dismiss were denied as moot after all five cases were consolidated in the Southern District of Florida as 08-MDL-1888. On September 12, 2008, the plaintiffs filed an amended consolidated class action complaint that alleges that the defendants, for a period of approximately 21 years, conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States. Plaintiffs generally seek treble damages, a permanent injunction, attorneys’ fees, and pre-judgment and post-judgment interest. Motions to dismiss and for class certification are currently pending. The Company has established a reserve of $21.2 million, of which $1.2 million was recorded during the first quarter of fiscal 2009, for known and potential civil damages.

12.	Subsequent event

Subsequent to the end of the first quarter of fiscal 2009, the Company completed seven acquisitions including the acquisitions of Legris SA and Origa Group. Legris SA is a manufacturer of fluid circuit components and systems for pneumatic, hydraulic, and chemical processing applications. Origa Group is a manufacturer of rodless pneumatic actuators, electric actuators, filter regulator lubricators, pneumatic cylinders and valves used in the transportation, semiconductor and packaging and conveying markets. Aggregate annual revenues for the seven acquisitions completed subsequent to the end of the first quarter of fiscal 2009, for their most recent fiscal year prior to acquisition, were approximately $503 million. The Company primarily used cash on hand and proceeds from commercial paper borrowings to fund the acquisitions.

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2007

OVERVIEW

The Company is a leading worldwide diversified manufacturer of motion and control technologies and systems, providing precision engineered solutions for a wide variety of mobile, industrial and aerospace markets.

The Company’s order rates provide a near-term perspective of the Company’s outlook particularly when viewed in the context of prior and future order rates. The Company publishes its order rates on a quarterly basis. The lead time between the time an order is received and revenue is realized generally ranges from one day to 12 weeks for mobile and industrial orders and from one day to 18 months for aerospace orders. The Company believes the leading economic indicators of these markets that have a strong correlation to the Company’s future order rates are as follows:

•	Institute of Supply Management (ISM) index of manufacturing activity with respect to North American mobile and industrial markets;

•	Purchasing Managers Index (PMI) on manufacturing activity with respect to most International mobile and industrial markets;

•	Aircraft miles flown and revenue passenger miles for commercial aerospace markets and Department of Defense spending for military aerospace markets; and

•	Housing starts with respect to the North American residential air conditioning market.

ISM and PMI indexes above 50 indicate that the manufacturing economy is expanding, resulting in the expectation that the Company’s order rates in the mobile and industrial markets in the respective geographic areas should be positive year-over-year. ISM and PMI indexes below 50 would indicate the opposite effect. The ISM index at the end of September 2008 was 43.5 and the PMI for the Eurozone countries at the end of September 2008 was 45.0. With respect to the aerospace market, aircraft miles flown and revenue passenger miles continue to show improvement over comparable fiscal 2008 levels. The Company anticipates that Department of Defense spending in fiscal 2009 will be about 4 percent higher than the 2008 level. Housing starts in September 2008 were approximately 31 percent lower than housing starts in September 2007. The Company does not anticipate housing starts to improve in fiscal 2009.

The Company also believes that there is a high correlation between changes in interest rates throughout the world and worldwide industrial manufacturing activity. Increases in interest rates typically have a negative impact on industrial production thereby lowering future order rates while decreases in interest rates typically have the opposite effect. In October 2008, the world’s leading central banks, including the U.S. Federal Reserve, the European Federal Reserve and the Bank of England, reduced their official interest rates. Given the current worldwide financial crisis, it is unknown whether these interest rate cuts will have the same impact on worldwide industrial manufacturing activity as past interest rate cuts.

The Company’s major opportunities for growth are as follows:

•	Leveraging the Company’s broad product line with customers desiring to consolidate their vendor base and outsource system engineering;

•	Marketing systems solutions for customer applications;

•	Expanding the Company’s business presence outside of North America;

•	Introducing new products, including those resulting from the Company’s innovation initiatives;

•	Completing strategic acquisitions in a consolidating motion and control industry; and

•	Expanding the Company’s vast distribution network.

The financial condition of the Company remains strong as evidenced by the continued generation of substantial cash flows from operations, a debt to debt-equity ratio of 35.0 percent (29.1 percent calculated on a net-debt to net-debt-equity basis) and a demonstrated ability to borrow needed funds at affordable interest rates despite the current tight credit environment.

Many acquisition opportunities remain available to the Company within its target markets. During the first quarter of fiscal 2009, the Company completed one acquisition whose aggregate incremental annual revenues were approximately $11 million. Subsequent to the end of the quarter, the Company completed seven acquisitions whose aggregate incremental annual revenues were approximately $503 million. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess the strategic fit of its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.

The Company routinely strives to improve customer service levels and manage changes in raw material prices and expenses related to employee health and welfare benefits. The current recessionary-like business conditions in the U.S. economy and the slowdown in some of the global economies make it difficult for the Company to anticipate the business conditions that are likely to be experienced by the Company’s operations for the remainder of fiscal year 2009. The Company is currently focused on maintaining its financial strength through the current worldwide economic situation and has in place a number of strategic financial performance initiatives relating to growth and margin improvement in order to meet this challenge, including strategic procurement, strategic pricing, lean enterprise, product innovation, global diversification and business realignments.

The discussion below is structured to separately discuss the Consolidated Statement of Income, Results by Business Segment, Balance Sheet and Statement of Cash Flows.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended September 30,
(in millions)	2008	2007
Net sales	$3,064.7	$2,787.3
Gross profit	$727.5	$665.0
Gross profit margin	23.7%	23.9%
Selling, general and administrative expenses	$332.7	$325.0
Selling general and administrative expenses, as a percent of sales	10.9%	11.7%
Interest expense	$28.1	$22.4
Other expense (income), net	$10.0	$(0.2)
Effective tax rate	29.9%	27.7%
Net income	$250.2	$229.6
Net income, as a percent of sales	8.2%	8.2%

Net sales for the first quarter of fiscal 2009 increased 10.0 percent over the prior-year first quarter reflecting higher volume experienced primarily in the Industrial North American, Industrial International and Aerospace Segments. Acquisitions made in the last 12 months contributed about 45 percent of the net sales increase and the effect of currency rate changes contributed about 18 percent of the net sales increase.

Gross profit margin decreased slightly as higher raw material costs and unfavorable product mix more than offset the increase in sales.

Selling, general and administrative expenses increased primarily due to the higher sales volume partially offset by lower incentive compensation.

Interest expense for the current-year quarter increased 25.3 percent over the prior-year first quarter primarily due to higher average debt outstanding in the current-year quarter. Borrowings in the current-year quarter were made in anticipation of the closing of several specific acquisitions and were also used to repurchase the Company’s common shares.

Other expense (income), net in the current-year quarter included a $7.7 million expense related to an investment and a $1.2 million expense related to a litigation settlement.

Effective tax rate for the current-year quarter was higher than the prior-year quarter primarily due to the prior-year quarter tax rate reflecting the tax benefit received as a result of a change in the German tax rate. In October 2008, the research and development tax credit was extended retroactive to January 1, 2008. The Company estimates that the tax benefit to be received from the research and development tax credit will reduce tax expense by approximately $5 million in the second quarter of fiscal 2009 and currently estimates the effective tax rate for fiscal 2009 will reflect a $10 million tax benefit.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three months ended September 30,
(in millions)	2008	2007
Net sales
North America	$1,107.1	$1,005.8
International	1,223.2	1,100.9
Operating income
North America	160.5	155.2
International	$203.0	$183.4
Operating income, as a percent of sales
North America	14.5%	15.4%
International	16.6%	16.7%
Backlog	$1,590.2	$1,462.5

The Industrial Segment operations experienced the following percentage changes in net sales in the current-year compared to the equivalent prior-year period:

Three months ended September 30, 2008
Industrial North America – as reported	10.1%
Acquisitions	7.6%
Currency	0.1%

Industrial North America – without acquisitions and currency	2.4%

Industrial International – as reported	11.1%
Acquisitions	3.3%
Currency	4.3%

Industrial International – without acquisitions and currency	3.5%

Total Industrial Segment – as reported	10.6%
Acquisitions	5.3%
Currency	2.3%

Total Industrial Segment – without acquisitions and currency	3.0%

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

Excluding the effects of acquisitions and currency exchange rates, the increase in Industrial North American sales reflects higher demand experienced from distributors and higher end-user demand experienced in a number of markets, particularly in construction, farm and agriculture, oil and gas and machine tool markets. Lower end-user demand was experienced in the light and heavy-duty truck, semiconductor and automotive markets. The increase in Industrial International sales is primarily attributed to higher volume across most markets in Latin America and the Asia Pacific region.

The decrease in both Industrial North American and Industrial International margins is primarily due to higher raw material costs and unfavorable product mix more than offsetting the higher sales volume. Acquisitions, not yet fully integrated, negatively impacted both Industrial North American and Industrial International margins in the current-year quarter.

The increase in backlog from the prior-year quarter is primarily due to higher order rates in the Industrial North American businesses. The decrease in backlog from the June 30, 2008 amount of $1,743.8 million is due primarily to lower order rates experienced in the Industrial International businesses. The Company anticipates Industrial North American sales for fiscal 2009 to increase between 2.2 percent to 2.6 percent from the fiscal 2008 level and Industrial International sales for fiscal 2009 will range between a decrease of 0.3 percent to an increase of 0.1 percent from the fiscal 2008 level. Industrial North American operating margins in fiscal 2009 are expected to range from 13.6 percent to 14.0 percent and Industrial International operating margins are expected to range from 15.0 percent to 15.4 percent. The Company expects to continue to take the actions necessary to structure appropriately the Industrial Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2009.

Aerospace Segment

	Three months ended September 30,
(in millions)	2008	2007
Net sales	$478.5	$427.3
Operating income	$68.1	$57.4
Operating income, as a percent of sales	14.2%	13.4%
Backlog	$1,736.6	$1,509.7

The increase in net sales in the Aerospace Segment is primarily due to an increase in both commercial original equipment manufacturer (OEM) and aftermarket volume partially offset by lower military aftermarket volume. The higher margins were primarily due to a higher concentration of sales in the current-year first quarter occurring in the higher margin aftermarket OEM businesses partially offset by higher product development costs.

The increase in backlog from the prior-year quarter is primarily due to higher order rates in the commercial OEM businesses partially offset by lower order rates in the military aftermarket businesses. Backlog remained essentially unchanged from the June 30, 2008 amount of $1,737.4 million. For fiscal 2009, sales are expected to increase from 2.6 percent to 3.0 percent from the fiscal 2008 level and operating margins are expected to range from 12.8 percent to 13.2 percent. Lower commercial aftermarket volume in future product mix and higher than currently expected new product development costs could result in lower margins.

Climate & Industrial Controls Segment

	Three months ended September 30,
(in millions)	2008	2007
Net sales	$255.9	$253.3
Operating income	$15.5	$15.5
Operating income, as a percent of sales	6.1%	6.1%
Backlog	$139.9	$150.0

The increase in sales in the Climate & Industrial Controls Segment is primarily due to higher end-user demand in the residential air conditioning market partially offset by lower end-user demand in the heavy-duty truck and automotive markets. Margins in the current-year quarter remained at the prior-year level due primarily to product mix and the incurrence of business realignment charges in the current-year quarter more than offsetting the higher sales volume.

The decrease in backlog from the prior-year quarter and the June 30, 2008 amount of $170.1 million is primarily due to lower orders in the heavy-duty truck and automotive markets. For fiscal 2009, sales are expected to decline from 3.1 percent to 2.7 percent from the fiscal 2008 level and operating margins are expected to range from 4.5 percent to 4.9 percent. The Company expects to continue to take the actions necessary to structure appropriately the Climate & Industrial Controls Segment operations. Such actions may include the necessity to record additional business realignment charges in fiscal 2009.

Corporate and Other

Corporate general and administrative expenses decreased to $40.4 million in the current-year quarter compared to $45.3 million in the prior-year quarter. As a percent of sales, corporate general and administrative expenses for the current-year quarter decreased to 1.3 percent compared to 1.6 percent in the prior-year quarter. The lower expense in the current-year quarter is primarily due to lower incentive compensation expenses.

Included in Other expense (in the Business Segment Results) in the current-year quarter is a currency gain of $7.4 million compared to currency gain of $2.2 million in the prior-year quarter.

BALANCE SHEET

(dollars in millions)	September 30, 2008	June 30, 2008
Accounts receivable	$1,821.7	$2,046.7
Inventories	1,506.8	1,494.7
Plant and equipment, net of accumulated depreciation	1,855.8	1,926.5
Goodwill	2,625.8	2,798.1
Intangible assets, net	986.8	1,020.6
Notes payable	677.9	118.9
Accounts payable, trade	836.9	961.9
Accrued payrolls and other compensation	319.6	433.1
Accrued domestic and foreign taxes	219.3	183.1
Shareholders’ equity	4,743.9	5,259.0
Working capital	$1,614.5	$1,912.4
Current ratio	1.63	1.88

Accounts receivable are primarily receivables due from customers for sales of product ($1,640.2 million at September 30, 2008 and $1,820.8 million at June 30, 2008). Days sales outstanding relating to trade accounts receivable decreased to 49 days from 50 days at June 30, 2008.

Inventories increased slightly since June 30, 2008. Days supply of inventory (DSI) increased to 67 days from 61 days at June 30, 2008. The increase in DSI was primarily due to a combination of higher raw material costs and lower than anticipated customer demand, especially within the Industrial International operations.

Notes payable increased since June 30, 2008 primarily due to additional commercial paper borrowings made in anticipation of acquisitions closing in the second quarter of fiscal 2009.

Accounts payable, trade decreased $125 million primarily due to the timing of payments for purchases.

Accrued payrolls and other compensation decreased primarily due to incentive compensation payouts during the current-year quarter.

Accrued domestic and foreign taxes increased primarily due to a higher estimated income tax provision.

Due to the strengthening of the U.S. dollar, foreign currency translation adjustments resulted in a decrease in Shareholders’ equity of $360.7 million during the current-year quarter. The translation adjustments primarily decreased the balances of Accounts receivable, Inventories, Plant and equipment, Goodwill and Intangible assets, net.

The decrease in working capital was primarily due to the increase in commercial paper borrowings during the current-year quarter.

STATEMENT OF CASH FLOWS

	Three months ended September 30,
(in millions)	2008	2007
Cash provided by (used in):
Operating activities	$307.3	$268.9
Investing activities	(110.9)	(96.7)
Financing activities	109.9	(158.6)
Effect of exchange rates	(24.0)	1.6
Net increase in cash and cash equivalents	282.3	15.2

Cash flows from operating activities – The increase in cash flows from operating activities is primarily due to higher net income and a lower level of cash used for working capital needs.

Cash flow used in investing activities – Net cash used in investing activities increased slightly over the prior year. The Company used fewer funds for acquisitions but increased its capital expenditures in the current-year quarter.

Cash flow from financing activities – The increase in cash flows from financing activities is due to increased proceeds from commercial paper borrowings and less cash required for share repurchases. Additional commercial paper borrowings were made primarily in anticipation of the closing of several acquisitions in the second quarter of fiscal 2009. In the current-year quarter, the Company repurchased a comparable number of its common shares as the prior-year quarter, but the average price per share was lower in the current-year quarter resulting in a lower amount of cash required to complete the repurchases.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of no more than 37 percent.

Debt to Debt-Equity Ratio (in millions)	September 30, 2008	June 30, 2008
Debt	$2,556.8	$2,071.3
Debt & equity	$7,300.7	$7,330.3
Ratio	35.0%	28.3%

The Company has a line of credit totaling $1,500 million through a multi-currency revolving credit agreement with a group of banks, of which $851 million was available as of September 30, 2008. The credit agreement expires September 2012; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. A portion of the credit agreement supports the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch, Inc. These ratings are considered investment grade. The revolving credit agreement requires a facility fee of 4.5/100ths of one percent of the commitment per annum at the Company’s present rating level. The revolving credit agreement contains provisions that increase the facility fee of the credit agreement in the event the Company’s credit ratings are lowered. A lowering of the Company’s credit ratings would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

The Company’s credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. At the Company’s present rating level, the most restrictive financial covenants provide that the ratio of secured debt to net tangible assets be less than 10 percent. As of September 30, 2008, the ratio of secured debt to net tangible assets was less than one percent. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

The Company’s principal sources of liquidity are its cash flows provided from operating activities and borrowings either from or directly supported by its line of credit. Current events in the credit markets have adversely impacted the lending ability of many financial institutions thereby restricting the availability of credit to many companies; however, the Company has not been affected by the lack of credit availability and does not foresee any impediments to borrow funds at affordable interest rates in the near future. While the economic outlook for the near future remains uncertain, the Company’s ability to generate cash from its operations and ability to borrow directly from its line of credit or sources directly supported by its line of credit should be sufficient to support working capital needs, planned growth, dividend payments and share repurchases. The Company regularly considers acquisition opportunities and additional borrowings may be used to finance acquisitions completed during the current fiscal year. As such, the Company borrowed approximately $260 million of additional funds subsequent to the end of the current-year quarter to fund the acquisitions discussed in Note 12 to the Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), “Business Combinations” (Statement No. 141R). Statement No. 141R changes the accounting for business combinations both during the period of acquisition and in subsequent periods. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Statement No. 141R is effective for fiscal years beginning after December 15, 2008. Generally, the effect of Statement No. 141R on the Company’s financial position or results of operations will depend on future acquisitions.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51.” Statement No. 160 requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on the Company’s financial position or results of operations of complying with the provisions of Statement No. 160.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” Statement No. 161 establishes guidelines to report how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Statement No. 161 is effective for fiscal years beginning after November 15, 2008. The Company has not yet determined the effect, if any, that Statement No. 161 will have on the Company’s disclosures regarding derivatives and hedging activities.

FORWARD-LOOKING STATEMENTS

Forward-looking statements contained in this Quarterly Report on Form 10-Q and other written reports and oral statements are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. All statements regarding future performance, earnings projections, events or developments are forward-looking statements. It is possible that the future performance and earnings projections of the Company may differ materially from current expectations, depending on economic conditions within its mobile, industrial and aerospace markets, and the Company’s ability to maintain and achieve anticipated benefits associated with announced realignment activities, strategic initiatives to improve operating margins and growth, innovation and global diversification initiatives. A change in the economic conditions in individual markets may have a particularly volatile effect on segment performance.

Among other factors which may affect future performance are:

•	changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments, or significant changes in financial condition,

•	uncertainties surrounding timing, successful completion or integration of acquisitions,

•	threats associated with and efforts to combat terrorism,

•	uncertainties surrounding the ultimate resolution of outstanding litigation,

•	competitive market conditions and resulting effects on sales and pricing,

•	increases in raw material costs that cannot be recovered in product pricing,

•	the Company’s ability to manage costs related to insurance and employee retirement and health care benefits, and

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the first quarter of fiscal 2009. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, four class action lawsuits were filed in the Southern District of Florida: Shipyard Supply LLC v. Bridgestone Corporation, et al., filed May 17, 2007; Expro Gulf Limited v. Bridgestone Corporation, et al., filed June 6, 2007; Bayside Rubber & Products, Inc. v. Trelleborg Industrie S.A., et al., filed June 25, 2007; Bayside Rubber & Products, Inc. v. Caleca, et al., filed July 12, 2007; and one in the Southern District of New York: Weeks Marine, Inc. v. Bridgestone Corporation, et al., filed July 27, 2007. The Company is named as a defendant in one case and it filed an answer in that matter. Parker ITR filed a motion to dismiss in each of the four cases in which it is a defendant. Parker ITR’s motions to dismiss were denied as moot after all five cases were consolidated in the Southern District of Florida as 08-MDL-1888. On September 12, 2008, the plaintiffs filed an amended consolidated class action complaint that alleges that the defendants, for a period of approximately 21 years, conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States. Plaintiffs generally seek treble damages, a permanent injunction, attorneys’ fees, and pre-judgment and post-judgment interest. Motions to dismiss and for class certification are currently pending.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 through July 31, 2008	99,600		$68.87	99,600	12,971,347
August 1, 2008 through August 31, 2008	3,351,655	(2)	$62.76	3,291,408	9,679,939
September 1, 2008 through September 30, 2008	3,317,016		$60.44	3,317,016	6,362,923

Total:	6,768,271		$61.71	6,708,024	6,362,923

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3.0 million shares of its common stock. From time to time, the Board of Directors has adjusted the number of shares authorized for repurchase under this program. On January 25, 2007, the Company publicly announced that its Board of Directors approved an increase in the number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was equal to 10 million. On October 1, 2007, the number of shares authorized and then remaining for repurchase under this program was adjusted to reflect the 3-shares-for-2 stock split completed on that date. There is no expiration date for this program.

(2)	Includes 60,247 shares surrendered to the Company by certain executive officers in order to satisfy tax withholding obligations on restricted stock and the vesting of restricted stock under the Company’s Long Term Incentive Awards.

ITEM 6.	Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit
10(a)	Form of Parker-Hannifin Corporation Amended and Restated Change in Control Severance Agreement entered into by the Registrant and executive officers.

10(b)	Parker-Hannifin Corporation Amended and Restated Change in Control Severance Plan.

10(c)	Parker-Hannfin Corporation Amended and Restated Supplemental Executive Retirement Benefits Program.

10(d)	Form of 2009 Notice of Stock Options with Tandem Stock Appreciation Rights for Executive Officers.

10(e)	Form of Notice of FY09 Target Incentive Bonus Award under the Parker-Hannifin Corporation Performance Bonus Plan.

10(f)	Form of Notice of 2009-10-11 Long Term Incentive Award under the Parker-Hannifin Corporation Performance Bonus Plan.

10(g)	Form of Notice of FY09 RONA Bonus Award under the Parker-Hannifin Corporation Performance Bonus Plan.

10(h)	Summary of RONA Bonus Awards in Lieu of Certain Executive Perquisites.

10(i)	Parker-Hannifin Corporation Amended and Restated Savings Restoration Plan.

10(j)	Parker-Hannifin Corporation Amended and Restated Pension Restoration Plan.

10(k)	Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan.

10(l)	Form of 2009 Notice of Issuance of Restricted Stock for Non-Employee Directors.

10(m)	Amended and Restated Deferred Compensation Plan for Directors of Parker-Hannifin Corporation.

10(n)	Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 1, 2008.

12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2008.

Exhibit No.	Description of Exhibit
31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Timothy K. Pistell
Timothy K. Pistell
Executive Vice President - Finance and Administration and Chief Financial Officer

Date: November 6, 2008

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10(a)	Form of Parker-Hannifin Corporation Amended and Restated Change in Control Severance Agreement entered into by the Registrant and executive officers.

10(b)	Parker-Hannifin Corporation Amended and Restated Change in Control Severance Plan.

10(c)	Parker-Hannfin Corporation Amended and Restated Supplemental Executive Retirement Benefits Program.

10(d)	Form of 2009 Notice of Stock Options with Tandem Stock Appreciation Rights for Executive Officers.

10(e)	Form of Notice of FY09 Target Incentive Bonus Award under the Parker-Hannifin Corporation Performance Bonus Plan.

10(f)	Form of Notice of 2009-10-11 Long Term Incentive Award under the Parker-Hannifin Corporation Performance Bonus Plan.

10(g)	Form of Notice of FY09 RONA Bonus Award under the Parker-Hannifin Corporation Performance Bonus Plan.

10(h)	Summary of RONA Bonus Awards in Lieu of Certain Executive Perquisites.

10(i)	Parker-Hannifin Corporation Amended and Restated Savings Restoration Plan.

10(j)	Parker-Hannifin Corporation Amended and Restated Pension Restoration Plan.

10(k)	Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan.

10(l)	Form of 2009 Notice of Issuance of Restricted Stock for Non-Employee Directors.

10(m)	Amended and Restated Deferred Compensation Plan for Directors of Parker-Hannifin Corporation.

10(n)	Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 1, 2008.

12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2008.

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit
31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.