Form 10-Q
period 2008-12-31
PARKER HANNIFIN CORP
filed 2009-01-27
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Yes  ☐    No  ☒

Number of Common Shares outstanding at December 31, 2008 160,666,772

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net sales	$2,688,656	$2,829,060	$5,753,344	$5,616,316
Cost of sales	2,121,450	2,194,137	4,458,672	4,316,434

Gross profit	567,206	634,923	1,294,672	1,299,882
Selling, general and administrative expenses	337,183	318,961	669,866	643,922
Interest expense	30,307	26,016	58,403	48,437
Other expense (income), net	1,843	(6,224)	11,801	(6,389)

Income before income taxes	197,873	296,170	554,602	613,912
Income taxes	42,472	84,307	149,025	172,452

Net income	$155,401	$211,863	$405,577	$441,460

Earnings per share - basic	$.97	$1.26	$2.49	$2.61
Earnings per share - diluted	$.96	$1.23	$2.47	$2.56
Cash dividends per common share	$.25	$.21	$.50	$.42

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	(Unaudited) December 31, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$261,990	$326,048
Accounts receivable, net	1,682,338	2,046,726
Inventories:
Finished products	633,653	600,132
Work in process	670,275	682,816
Raw materials	215,723	211,746

	1,519,651	1,494,694
Prepaid expenses	69,498	82,326
Deferred income taxes	145,131	145,831

Total current assets	3,678,608	4,095,625
Plant and equipment	4,609,086	4,728,078
Less accumulated depreciation	2,721,063	2,801,556

	1,888,023	1,926,522
Goodwill	2,884,187	2,798,092
Intangible assets, net	1,236,724	1,020,609
Other assets	427,649	546,006

Total assets	$10,115,191	$10,386,854

LIABILITIES
Current liabilities:
Notes payable	$1,022,112	$118,864
Accounts payable, trade	751,942	961,886
Accrued payrolls and other compensation	296,281	433,070
Accrued domestic and foreign taxes	116,183	183,136
Other accrued liabilities	481,181	486,300

Total current liabilities	2,667,699	2,183,256
Long-term debt	1,882,693	1,952,452
Pensions and other postretirement benefits	480,561	491,935
Deferred income taxes	216,131	162,678
Other liabilities	286,426	337,562

Total liabilities	5,533,510	5,127,883
SHAREHOLDERS’ EQUITY
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at December 31 and June 30	90,523	90,523
Additional capital	567,578	528,802
Retained earnings	5,709,795	5,387,836
Unearned compensation related to guarantee of ESOP debt	—	(4,951)
Deferred compensation related to stock options	2,034	2,112
Accumulated other comprehensive (loss) income	(502,595)	117,642

	5,867,335	6,121,964
Less treasury shares, at cost:
20,379,356 shares at December 31 and 13,331,126 shares at June 30	(1,285,654)	(862,993)

Total shareholders’ equity	4,581,681	5,258,971

Total liabilities and shareholders’ equity	$10,115,191	$10,386,854

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$405,577	$441,460
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	127,173	125,405
Amortization	48,712	29,741
Stock-based compensation	28,451	30,086
Deferred income taxes	7,070	(14,643)
Foreign currency transaction (gain)	(8)	(2,698)
Loss (gain) on sale of plant and equipment	2,947	(2,919)
Changes in assets and liabilities:
Accounts receivable, net	329,637	87,788
Inventories	(54,855)	(91,056)
Prepaid expenses	9,550	9,207
Other assets	47,127	(2,441)
Accounts payable, trade	(202,631)	(86,889)
Accrued payrolls and other compensation	(124,407)	(76,756)
Accrued domestic and foreign taxes	(45,560)	(33,965)
Other accrued liabilities	(86,504)	16,772
Pensions and other postretirement benefits	16,609	26,573
Other liabilities	(64,373)	17,936

Net cash provided by operating activities	444,515	473,601
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $24,191 in 2008 and $11,396 in 2007)	(705,128)	(463,051)
Capital expenditures	(174,391)	(118,742)
Proceeds from sale of plant and equipment	10,550	13,571
Other	(2,973)	(2,701)

Net cash (used in) investing activities	(871,942)	(570,923)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	969	18,045
(Payments for) common shares	(433,960)	(512,835)
Tax benefit from share-based compensation	2,911	18,847
Proceeds from notes payable, net	924,457	656,372
Proceeds from long-term borrowings	13,057	19,061
(Payments for) long-term borrowings	(26,086)	(5,089)
Dividends	(81,331)	(71,867)

Net cash provided by financing activities	400,017	122,534
Effect of exchange rate changes on cash	(36,648)	(268)

Net (decrease) increase in cash and cash equivalents	(64,058)	24,944
Cash and cash equivalents at beginning of year	326,048	172,706

Cash and cash equivalents at end of period	$261,990	$197,650

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

Aerospace - This segment designs and manufactures products and provides aftermarket support for commercial, business jet, military and general aviation aircraft, missile and spacecraft markets. The Aerospace Segment provides a full range of systems and components for hydraulic, pneumatic and fuel applications.

Climate & Industrial Controls - This segment manufactures motion-control systems and components for use primarily in the refrigeration and air conditioning and transportation industries.

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net sales
Industrial:
North America	$993,040	$991,419	$2,100,117	$1,997,247
International	1,042,741	1,177,749	2,265,933	2,278,637
Aerospace	473,667	430,698	952,140	857,988
Climate & Industrial Controls	179,208	229,194	435,154	482,444

Total	$2,688,656	$2,829,060	$5,753,344	$5,616,316

Segment operating income
Industrial:
North America	$107,615	$141,680	$268,101	$296,862
International	115,122	175,227	318,074	358,660
Aerospace	69,658	51,917	137,806	109,353
Climate & Industrial Controls	(12,814)	5,421	2,685	20,927

Total segment operating income	279,581	374,245	726,666	785,802
Corporate general and administrative expenses	42,372	40,039	82,746	85,348

Income from operations before interest expense and other	237,209	334,206	643,920	700,454
Interest expense	30,307	26,016	58,403	48,437
Other expense	9,029	12,020	30,915	38,105

Income before income taxes	$197,873	$296,170	$554,602	$613,912

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1.	Management representation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2008, the results of operations for the three and six months ended December 31, 2008 and 2007 and cash flows for the six months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

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

In December 2008, the FASB issued FASB Staff Position (FSP) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP 132(R)-1 requires detailed disclosures regarding the investment strategies, fair value measurements, and concentrations of risk of plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company has not yet determined the effect, if any, that FSP 132(R)-1 will have on the Company’s retirement benefits disclosures.

3.	Product warranty

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of December 31, 2008 and June 30, 2008 is immaterial to the financial position of the Company and the change in the accrual for the current quarter and first six months of fiscal 2009 is immaterial to the Company’s results of operations and cash flows.

4.	Earnings per share

The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended December 31, 2008 and 2007.

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Numerator:
Income applicable to common shares	$155,401	$211,863	$405,577	441,460
Denominator:
Basic - weighted average common shares	160,839,120	168,063,375	162,627,269	168,923,092
Increase in weighted average from dilutive effect of equity-based awards	916,466	3,930,488	1,644,797	3,533,225

Diluted - weighted average common shares, assuming exercise of equity-based awards	161,755,586	171,993,863	164,272,066	172,456,317

Basic earnings per share	$.97	$1.26	$2.49	$2.61
Diluted earnings per share	$.96	$1.23	$2.47	$2.56

For the three months ended December 31, 2008 and 2007, 9,904,439 and 95,680 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended December 31, 2008 and 2007, 4,694,129 and 1,378,664 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

5.	Stock repurchase program

The Company has a program to repurchase its common shares. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows, and the shares are initially held as treasury stock. During the three-month period ended December 31, 2008, the Company repurchased 512,700 shares of its common stock at an average price of $39.01 per share. Fiscal year-to-date, the Company repurchased 7,220,724 shares at an average price of $60.10 per share.

6.	Comprehensive income

The Company’s primary item of other comprehensive income (loss) is foreign currency translation adjustments. Comprehensive income for the periods ended December 31, 2008 and 2007 was as follows:

	Three Months Ended December 31,
	2008	2007
Net income	$155,401	$211,863
Foreign currency translation adjustments (net of taxes $3,253 in 2008 and $2,492 in 2007)	(269,333)	17,358
Retirement benefits amortization (net of taxes $2,949 in 2008 and $5,581 in 2007)	5,036	9,596
Unrealized (loss) on marketable equity securities (net of taxes $1,197 in 2008)	(1,936)
Realized loss on cash flow hedges (net of taxes $38 in 2008 and 2007)	59	59

Comprehensive (loss) income	$(110,773)	$238,876

	Six Months Ended December 31,
	2008	2007
Net income	$405,577	$441,460
Foreign currency translation adjustments (net of taxes $17,685 in 2008 and $13,715 in 2007)	(629,996)	127,019
Retirement benefits amortization (net of taxes $7,723 in 2008 and $10,292 in 2007)	13,036	17,637
Unrealized (loss) on marketable equity securities (net of taxes $2,100 in 2008)	(3,395)
Realized loss on cash flow hedges (net of taxes $76 in 2008 and 2007)	118	118

Comprehensive (loss) income	$(214,660)	$586,234

7.	Business realignment charges

During the first six months of fiscal 2009, the Company recorded a $11,733 charge ($7,249 after-tax) for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The majority of the charge was recorded in the second quarter of fiscal 2009 and primarily consists of severance costs. The business realignment costs are presented primarily in the Cost of sales caption in the Consolidated Statement of Income for the six months ended December 31, 2008.

During the first six months of fiscal 2008, the Company recorded a charge of $4,005 ($2,474 after-tax) for business realignment costs. The majority of the charge was recorded in the second quarter of fiscal 2008 and primarily consisted of severance costs and costs to relocate machinery and equipment. The business realignment costs are presented primarily in the Cost of sales caption in the Consolidated Statement of Income for the six months ended December 31, 2007.

8.	Goodwill and intangible assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2008 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance June 30, 2008	$2,382,479	$100,413	$315,200	$2,798,092
Acquisitions	355,509		375	355,884
Foreign currency translation	(255,960)	(46)	(7,491)	(263,497)
Goodwill adjustments	(4,437)	(1,659)	(196)	(6,292)

Balance December 31, 2008	$2,477,591	$98,708	$307,888	$2,884,187

“Goodwill adjustments” primarily represent final adjustments to the purchase price allocation during the twelve-month period subsequent to the acquisition date and generally involves the valuation of property, plant and equipment and intangible assets. The fiscal 2009 purchase price allocations are preliminary and may require subsequent adjustment.

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	December 31, 2008		June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$225,969	$37,394	$96,385	$35,770
Trademarks	251,756	48,123	247,874	42,503
Customer lists and other	985,731	141,215	876,092	121,469

Total	$1,463,456	$226,732	$1,220,351	$199,742

8.	Goodwill and intangible assets, continued

Total intangible amortization expense for the six months ended December 31, 2008 was $47,514. The estimated amortization expense for the five years ending June 30, 2009 through 2013 is $99,334, $105,667, $100,078, $88,875 and $81,257, respectively.

9.	Retirement benefits

Net periodic pension cost recognized included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Service cost	$15,805	$18,048	$33,455	$37,847
Interest cost	45,155	41,604	86,952	82,520
Expected return on plan assets	(47,222)	(48,073)	(93,773)	(95,028)
Amortization of prior service cost	2,230	3,453	5,635	6,498
Amortization of net actuarial loss	5,888	11,251	15,525	21,836
Amortization of initial obligation (asset)	52	(17)	(30)	(34)

Net periodic benefit cost	$21,908	$26,266	$47,764	$53,639

Postretirement benefit cost recognized included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Service cost	$380	$310	$759	$759
Interest cost	1,425	1,386	2,850	2,850
Net amortization and deferral and other	(185)	(265)	(371)	(371)

Net periodic benefit cost	$1,620	$1,431	$3,238	$3,238

10.	Income taxes

As of December 31, 2008, the Company had gross unrecognized tax benefits of $112,924. The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate was $80,301. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $9,907.

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

11.	Fair value measurement

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

A summary of financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2008 follows:

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$3,757	$3,757	$		$
Derivatives	1,334			1,334
Liabilities:
Deferred compensation plans	94,733	94,733
Derivatives	9,125			9,125

Available for sale securities are measured at fair value using quoted market prices. The fair value of derivatives is calculated through a model that utilizes market observable inputs including both spot and forward prices for the same underlying currencies. The Company has established nonqualified deferred compensation programs which permit officers, directors and certain management employees to defer a portion of their compensation, on a pre-tax basis, until their termination of employment. Changes in the value of the compensation deferred under these programs are recognized based on the fair value of the participants accounts based on their investment elections.

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

12.	Acquisitions

During the first six months of fiscal 2009, the Company completed nine acquisitions including the acquisitions of Legris SA and Origa Group. Legris SA is a manufacturer of fluid circuit components and systems for pneumatic, hydraulic, and chemical processing applications. Origa Group is a manufacturer of rodless pneumatic actuators, electric actuators, filter regulator lubricators, pneumatic cylinders and valves used in the transportation, semiconductor and packaging and conveying markets. Aggregate annual revenues for the nine acquisitions completed during the first six months of fiscal 2009, for their most recent fiscal year prior to acquisition, were approximately $532 million. The results of operations for all acquisitions are included as of the respective dates of acquisition. The Company primarily used cash on hand and proceeds from commercial paper borrowings to fund the acquisitions.

13.	Contingencies

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

On April 27, 2007, a grand jury in the Southern District of Florida issued a subpoena to the Company’s subsidiary, Parker ITR, requiring the production of documents, in particular documents related to communications with competitors and customers related to Parker ITR’s marine oil and gas hose business. The Company and Parker ITR substantially complied with this subpoena. On August 2, 2007, the Japan Fair Trade Commission (JFTC) requested that Parker ITR submit a report to the JFTC on specific topics related to its investigation of marine hose suppliers. Parker ITR did so. The JFTC issued a final order and Parker ITR complied with that order. The European Commission issued Requests for Information to the Company and Parker ITR, the first such request was dated May 15, 2007. The Company and Parker ITR submitted responses to these requests. The Company and Parker ITR continue to cooperate with the European Commission. It is anticipated that the European Commission will announce its initial decision during the third quarter of fiscal 2009. Brazilian and Korean competition authorities initiated investigations (the Brazilian investigation commenced on November 14, 2007 and the Korean investigation commenced on January 17, 2008) related to the marine hose supply activities of Parker ITR. The Company and Parker ITR are cooperating with the Brazilian and Korean authorities. At the current stage of these regulatory investigations, the Company is unable to reasonably estimate the potential loss or range of loss, if any, arising from such investigations.

13.	Contingencies, continued

In addition, four class action lawsuits were filed in the Southern District of Florida: Shipyard Supply LLC v. Bridgestone Corporation, et al, filed May 17, 2007; Expro Gulf Limited v. Bridgestone Corporation, et al., filed June 6, 2007; Bayside Rubber & Products, Inc. v. Trelleborg Industrie S.A., et al., filed June 25, 2007; Bayside Rubber & Products, Inc. v. Caleca, et al., filed July 12, 2007; and one in the Southern District of New York: Weeks Marine, Inc. v. Bridgestone Corporation, et al., filed July 27, 2007. On September 12, 2008, the plaintiffs filed an amended consolidated class action complaint that alleges that the defendants, for a period of approximately 21 years, conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States. Plaintiffs generally seek treble damages, a permanent injunction, attorneys’ fees, and pre-judgment and post-judgment interest. Currently pending before the court are motions to approve the settlement agreement between the Company, Parker ITR and the plaintiffs and to grant plaintiffs motion for class certification. As of December 31, 2008, the Company has a reserve of $16.1 million for known and potential civil damages.

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008

AND COMPARABLE PERIODS ENDED DECEMBER 31, 2007

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

ISM and PMI indexes above 50 indicate that the manufacturing economy is expanding, resulting in the expectation that the Company’s order rates in the mobile and industrial markets in the respective geographic areas should be positive year-over-year. ISM and PMI indexes below 50 would indicate the opposite effect. The ISM index at the end of December 2008 was 32.4 and the PMI for the Eurozone countries at the end of December 2008 was 33.9. The ISM index and the PMI index for the Eurozone countries have both decreased significantly during the second quarter of fiscal 2009 and the Company’s order rates during the second quarter of fiscal 2009 have reflected this decline. At this time, the Company is unable to determine if the downward trend in order rates will continue and if so, for how long and at what rate of decline. With respect to the aerospace market, aircraft miles flown and revenue passenger miles have declined slightly from the comparable fiscal 2008 levels. The Company anticipates that Department of Defense spending in fiscal 2009 will be about 4 percent higher than the 2008 level. Housing starts in December 2008 were approximately 45 percent lower than housing starts in December 2007. The Company does not anticipate housing starts to improve in the foreseeable future.

The Company also believes that there is a high correlation between changes in interest rates throughout the world and worldwide industrial manufacturing activity. Increases in interest rates typically have a negative impact on industrial production thereby lowering future order rates while decreases in interest rates typically have the opposite effect. In recent months, the world’s leading central banks, including the U.S. Federal Reserve, the European Federal Reserve and the Bank of England, have reduced their official interest rates. The U.S. Federal Reserve reduced their federal funds rate during the second quarter of fiscal 2009 to an unprecedented level of 0 to 0.25 percent. The recent interest rate cuts have not had the same impact on worldwide industrial manufacturing activity as most interest rate cuts due primarily to a lack of liquidity and credit availability.

The Company remains focused on maintaining its financial strength through the current worldwide economic situation and has in place a number of strategic financial performance initiatives relating to growth and margin improvement in order to meet this challenge, including strategic procurement, strategic pricing, lean enterprise, product innovation, global diversification and business realignments. In the second quarter of fiscal 2009, the Company implemented several initiatives to reduce costs in response to the continued deterioration in worldwide economic conditions and resultant decline in order rates. The Company has also developed contingency plans to further control costs if economic conditions continue to deteriorate.

Despite the current economic conditions, the financial condition of the Company remains strong. The Company continues to generate substantial cash flows from operations, has a debt to debt-equity ratio of 38.8 percent and has the ability to borrow needed funds at affordable interest rates.

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

Many acquisition opportunities remain available to the Company within its target markets. During the first six months of fiscal 2009, the Company completed nine acquisitions whose aggregate incremental annual revenues were approximately $532 million. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess the strategic fit of its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.

The discussion below is structured to separately discuss the Consolidated Statement of Income, Results by Business Segment, Balance Sheet and Statement of Cash Flows.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2008	2007	2008	2007
Net sales	$2,688.7	$2,829.1	$5,753.3	$5,616.3
Gross profit	$567.2	$634.9	$1,294.7	$1,299.9
Gross profit margin	21.1%	22.4%	22.5%	23.1%
Selling, general and administrative expenses	$337.2	$319.0	$669.9	$643.9
Selling, general and administrative expenses, as a percent of sales	12.5%	11.3%	11.6%	11.5%
Interest expense	$30.3	$26.0	$58.4	$48.4
Other expense (income), net	$1.8	$(6.2)	$11.8	$(6.4)
Effective tax rate	21.5%	28.5%	26.9%	28.1%
Net income	$155.4	$211.9	$405.6	$441.5
Net income, as a percent of sales	5.8%	7.5%	7.0%	7.9%

Net sales for the current-year quarter declined 5.0 percent from the prior-year quarter reflecting lower sales in the Industrial International and the Climate & Industrial Controls Segments more than offsetting an increase in sales in the Aerospace Segment. Net sales for the first six months of fiscal 2009 increased 2.4 percent from the comparable prior period net sales amounts reflecting higher volume primarily in the Industrial North American and Aerospace Segments. Acquisitions made in the last 12 months contributed approximately $179 million and $304 million in sales in the current-year quarter and first six months of fiscal 2009, respectively. The effect of currency rate changes decreased net sales by approximately $170 million and $120 million in the current-year quarter and first six months of fiscal 2009, respectively.

Gross profit margin decreased for the current-year quarter and first six months of fiscal 2009 primarily due to a combination of the lower sales volume, resulting in manufacturing inefficiencies, and unfavorable product mix.

Selling, general and administrative expenses increased for the current-year quarter and first six months of fiscal 2009 primarily due to current-year acquisitions partially offset by lower legal expenses.

Interest expense for the current-year quarter and first six months of fiscal 2009 increased primarily due to higher average debt outstanding. The increase in borrowings primarily related to the funding of current-year acquisitions and the repurchase of the Company’s common shares.

Other expense (income), net for the first six months of fiscal 2009 included a $7.7 million expense related to an investment and a $1.2 million expense related to a litigation settlement.

Effective tax rate for the current-year quarter and first six months of fiscal 2009 was lower than the prior-year quarter and first six months of fiscal 2008 due primarily to the tax benefit from the research and development tax credit as well as lower taxable income.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2008	2007	2008	2007
Net sales
North America	$993.0	$991.4	$2,100.1	$1,997.2
International	1,042.7	1,177.7	2,265.9	2,278.6
Operating income
North America	107.6	141.7	268.1	296.9
International	$115.1	$175.2	$318.1	$358.7
Operating margin
North America	10.8%	14.3%	12.8%	14.9%
International	11.0%	14.9%	14.0%	15.7%
Backlog	$1,388.1	$1,594.4	$1,388.1	$1,594.4

The Industrial Segment operations experienced the following percentage changes in net sales in the current-year compared to the equivalent prior-year period:

	Period ending December 31
	Three months	Six months
Industrial North America – as reported	0.2%	5.2%
Acquisitions	8.7%	8.1%
Currency	(1.9)%	(0.9)%

Industrial North America – without acquisitions and currency	(6.6)%	(2.0)%

Industrial International – as reported	(11.5)%	(0.6)%
Acquisitions	7.4%	5.4%
Currency	(11.4)%	(3.8)%

Industrial International – without acquisitions and currency	(7.5)%	(2.2)%

Total Industrial Segment – as reported	(6.2)%	2.1%
Acquisitions	8.0%	6.7%
Currency	(7.1)%	(2.5)%

Total Industrial Segment – without acquisitions and currency	(7.1)%	(2.1)%

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

Excluding the effects of acquisitions and currency exchange rates, the decrease in Industrial North American sales for the current-year quarter and first six months of fiscal 2009 reflects lower demand experienced from distributors and lower end-user demand experienced in a number of the markets of the Industrial North American businesses, most notably in the light and heavy-duty truck, semiconductor and automotive markets. For the current-year quarter and first six months of fiscal 2009, higher end-user demand was experienced in agriculture equipment, mining and turf care markets. The decrease in Industrial International sales for the current-year quarter and first six months of fiscal 2009 is primarily attributed to lower volume across most markets in all regions with the largest decline in volume experienced by the European businesses.

The decrease in both Industrial North American and Industrial International margins for the current-year quarter and first six months of fiscal 2009 is primarily due to lower volume, resulting in manufacturing inefficiencies, and unfavorable product mix. Acquisitions, not yet fully integrated, negatively impacted both Industrial North American and Industrial International margins in the current-year quarter and first six months of fiscal 2009.

The decrease in backlog from the prior-year quarter and the June 30, 2008 amount of $1,743.8 million is due primarily to lower order rates experienced in both the Industrial North American and Industrial International businesses. The Company anticipates Industrial North American sales for fiscal 2009 to decline between 8.8 percent to 8.4 percent from the fiscal 2008 level and Industrial International sales for fiscal 2009 to decline between 17.3 percent to 16.9 percent from the fiscal 2008 level. Industrial North

American operating margins in fiscal 2009 are expected to range from 11.5 percent to 12.3 percent and Industrial International operating margins are expected to range from 12.2 percent to 13.0 percent. The Company expects to continue to take the actions necessary to structure appropriately the Industrial Segment operations to operate in their current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2009.

Aerospace Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2008	2007	2008	2007
Net sales	$473.7	$430.7	$952.1	$858.0
Operating income	$69.7	$51.9	$137.8	$109.4
Operating margin	14.7%	12.1%	14.5%	12.7%
Backlog	$1,738.0	$1,633.4	$1,738.0	$1,633.4

The increase in net sales in the current-year quarter and first six months of fiscal 2009 in the Aerospace Segment is primarily due to an increase in commercial and military original equipment manufacturer (OEM) and commercial aftermarket volume. The higher margins in the current-year quarter and first six months of fiscal 2009 were primarily due to a larger concentration of sales occurring in the higher margin commercial aftermarket businesses. Margins in the current-year quarter benefited from lower product development costs. Margins for the first six months of fiscal 2008 were adversely affected by higher contract reserves related to certain programs.

The increase in backlog from the prior-year quarter is primarily due to higher order rates in the commercial OEM businesses partially offset by lower order rates in the military aftermarket businesses. Backlog remained essentially unchanged from the June 30, 2008 amount of $1,737.4 million. For fiscal 2009, sales are expected to increase from 3.2 percent to 3.6 percent from the fiscal 2008 level and operating margins are expected to range from 13.3 percent to 13.9 percent. Lower commercial aftermarket volume in future product mix and higher than currently expected new product development costs could result in lower margins.

Climate & Industrial Controls Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2008	2007	2008	2007
Net sales	$179.2	$229.2	$435.2	$482.4
Operating (loss) income	$(12.8)	$5.4	$2.7	$20.9
Operating margin	(7.2)%	2.4%	0.6%	4.3%
Backlog	$131.5	$174.9	$131.5	$174.9

The decrease in net sales in the Climate & Industrial Controls Segment in the current-year quarter and first six months of fiscal 2009 is primarily due to lower end-user demand experienced across most markets, most notably in the residential air conditioning and automotive markets. Margins in the current-year quarter and first six months of fiscal 2009 were lower primarily due to the lower sales volume and the incurrence of business realignment charges.

The decrease in backlog from the prior-year quarter and the June 30, 2008 amount of $170.1 million is primarily due to lower orders in most markets, most notably in the heavy-duty truck and automotive markets. For fiscal 2009, sales are expected to decline from 17.3 percent to 16.9 percent from the fiscal 2008 level and operating margins are expected to range from 0.8 percent to 1.4 percent. The Company expects to continue to take the actions necessary to structure appropriately the Climate & Industrial Controls Segment operations. Such actions may include the necessity to record additional business realignment charges in fiscal 2009.

Corporate and Other

Corporate general and administrative expenses were $42.4 million in the current-year quarter compared to $40.0 million in the prior-year quarter and were $82.7 million for the first six months of fiscal 2009 compared to $85.3 million for the first six months of fiscal 2008. As a percent of sales, corporate general and administrative expenses for the current-year quarter increased to 1.6 percent compared to 1.4 percent for the prior-year quarter and decreased to 1.4 percent for the first six months of fiscal 2009 compared to 1.5 percent for the first six months of fiscal 2008. The lower expense for the first six months of fiscal 2009 is primarily due to lower legal fees.

Other expense (in the Business Segment Results) included the following:

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2008	2007	2008	2007
Currency transaction loss (gain)	$0.3	$2.2	$(7.1)	$
LIFO adjustment	2.6	1.6	5.2		4.6
Litigation settlements			1.2
Minority interests	1.4	1.7	3.0		3.1
Stock compensation	7.8	6.5	28.5		30.1
Other items, net	(3.1)		0.1		0.3

	$9.0	$12.0	$30.9		$38.1

BALANCE SHEET

(dollars in millions)	December 31, 2008	June 30, 2008
Accounts receivable	$1,682.3	$2,046.7
Inventories	1,519.7	1,494.7
Plant and equipment, net of accumulated depreciation	1,888.0	1,926.5
Goodwill	2,884.2	2,798.1
Intangible assets, net	1,236.7	1,020.6
Other assets	427.6	546.0
Notes payable	1,022.1	118.9
Accounts payable, trade	751.9	961.9
Accrued payrolls and other compensation	296.3	433.1
Accrued domestic and foreign taxes	116.2	183.1
Shareholders’ equity	4,581.7	5,259.0
Working capital	$1,010.9	$1,912.4
Current ratio	1.38	1.88

Accounts receivable are primarily receivables due from customers for sales of product ($1,452.3 million at December 31, 2008 and $1,820.8 million at June 30, 2008). Accounts receivable decreased primarily due to the reduced sales volume experienced by the Industrial and Climate & Industrial Controls segments. Days sales outstanding relating to trade accounts receivable was 50 days at December 31, 2008 and June 30, 2008.

Inventories increased primarily as a result of current-year acquisitions. Days supply of inventory (DSI) increased to 73 days from 61 days at June 30, 2008. The increase in DSI was primarily due to lower than anticipated customer demand across most markets within the Industrial and Climate & Industrial Controls segments.

Other assets decreased primarily as a result of decreases in assets related to deferred compensation plans.

Notes payable increased since June 30, 2008 primarily due to additional commercial paper borrowings to finance current-year acquisition activity, share repurchases and working capital needs.

Accounts payable, trade decreased primarily due to reduced purchasing and production levels.

Accrued payrolls and other compensation decreased primarily due to lower incentive compensation.

Accrued domestic and foreign taxes decreased primarily due to the payment of estimated income taxes during the second quarter.

Due to the strengthening of the U.S. dollar, foreign currency translation adjustments resulted in a decrease in Shareholders’ equity of $630.0 million. The translation adjustments primarily decreased the balances of Accounts receivable, Inventories, Plant and equipment, Goodwill and Intangible assets, net.

The decrease in working capital was primarily due to the increase in commercial paper borrowings.

STATEMENT OF CASH FLOWS

	Six months ended December 31,
(in millions)	2008	2007
Cash provided by (used in):
Operating activities	$444.5	$473.6
Investing activities	(871.9)	(570.9)
Financing activities	400.0	122.5
Effect of exchange rates	(36.6)	(0.3)
Net (decrease) increase in cash and cash equivalents	$(64.0)	$24.9

Cash flows from operating activities decreased primarily due to lower net income. In addition, the Company settled payments from a current-year acquisition after the acquisition closing date resulting in an increase in cash used by Other accrued liabilities.

Cash flow used in investing activities increased due to greater acquisition activity and capital spending over the prior year.

Cash flow from financing activities increased due to proceeds from commercial paper borrowings and less cash required for share repurchases. Additional commercial paper borrowings were used primarily to finance fiscal 2009 acquisitions. Also, the Company repurchased a comparable number of its common shares as the prior-year, but the average price per share was lower in the current-year resulting in a lower amount of cash required to complete the repurchases.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of no more than 37 percent. While the debt to debt-equity ratio is above the Company’s goal as of December 31, 2008, neither the Company’s credit ratings nor availability to external funds have been adversely affected. The Company expects to meet this financial goal in the future.

Debt to Debt-Equity Ratio (in millions)	December 31, 2008	June 30, 2008
Debt	$2,904.8	$2,071.3
Debt & equity	$7,486.5	$7,330.3
Ratio	38.8%	28.3%

The Company has a line of credit totaling $1,500 million through a multi-currency revolving credit agreement with a group of banks, of which $504.5 million was available as of December 31, 2008. The credit agreement expires September 2012; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. A portion of the credit agreement supports the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch, Inc. These ratings are considered investment grade. The revolving credit agreement requires a facility fee of 4.5/100ths of one percent of the commitment per annum at the Company’s present rating level. The revolving credit agreement contains provisions that increase the facility fee of the credit agreement in the event the Company’s credit ratings are lowered. A lowering of the Company’s credit ratings would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

The Company’s credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. At the Company’s present rating level, the most restrictive financial covenants provide that the ratio of secured debt to net tangible assets be less than 10 percent. As of December 31, 2008, the ratio of secured debt to net tangible assets was less than one percent. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

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

In December 2008, the FASB issued FASB Staff Position (FSP) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP 132(R)-1 requires detailed disclosures regarding the investment strategies, fair value measurements, and concentrations of risk of plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company has not yet determined the effect, if any, that FSP 132(R)-1 will have on the Company’s retirement benefits disclosures.

FORWARD-LOOKING STATEMENTS

Forward-looking statements contained in this Quarterly Report on Form 10-Q and other written reports and oral statements are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. All statements regarding future performance, earnings projections, events or developments are forward-looking statements. It is possible that the future performance and earnings projections of the Company may differ materially from current expectations, depending on economic conditions within its mobile, industrial and aerospace markets, and the Company’s ability to maintain and achieve anticipated benefits associated with announced realignment activities, strategic initiatives to improve operating margins, actions taken to combat the effects of the current recession, and growth, innovation and global diversification initiatives. A change in the economic conditions in individual markets may have a particularly volatile effect on segment performance.

Among other factors which may affect future performance are:

•	changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments, or significant changes in financial condition,

•	uncertainties surrounding timing, successful completion or integration of acquisitions,

•	threats associated with and efforts to combat terrorism,

•	uncertainties surrounding the ultimate resolution of outstanding legal proceedings,

•	competitive market conditions and resulting effects on sales and pricing,

•	increases in raw material costs that cannot be recovered in product pricing,

•	the Company’s ability to manage costs related to insurance and employee retirement and health care benefits, and

•

global economic factors, including manufacturing activity, air travel trends, currency exchange rates, difficulties entering new markets and general economic conditions such as inflation, deflation, interest rates and credit availability.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the second quarter of fiscal 2009. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings. On April 27, 2007, a grand jury in the Southern District of Florida issued a subpoena to the Company’s subsidiary, Parker ITR, requiring the production of documents, in particular documents related to communications with competitors and customers related to Parker ITR’s marine oil and gas hose business. The Company and Parker ITR substantially complied with this subpoena. On August 2, 2007, the Japan Fair Trade Commission (“JFTC”) requested that Parker ITR submit a report to the JFTC on specific topics related to its investigation of marine hose suppliers. Parker ITR did so. The JFTC issued a final order and Parker ITR complied with that order. The European Commission issued Requests for Information to the Company and Parker ITR, the first such request was dated May 15, 2007. The Company and Parker ITR submitted responses to these requests. The Company and Parker ITR continue to cooperate with the European Commission. It is anticipated that the European Commission will announce its initial decision during the third quarter of fiscal 2009. Brazilian and Korean competition authorities initiated investigations (the Brazilian investigation commenced on November 14, 2007 and the Korean investigation commenced on January 17, 2008) related to the marine hose supply activities of Parker ITR. The Company and Parker ITR are cooperating with the Brazilian and Korean authorities.

In addition, four class action lawsuits were filed in the Southern District of Florida: Shipyard Supply LLC v. Bridgestone Corporation, et al, filed May 17, 2007; Expro Gulf Limited v. Bridgestone Corporation, et al., filed June 6, 2007; Bayside Rubber & Products, Inc. v. Trelleborg Industrie S.A., et al., filed June 25, 2007; Bayside Rubber & Products, Inc. v. Caleca, et al., filed July 12, 2007; and one in the Southern District of New York: Weeks Marine, Inc. v. Bridgestone Corporation, et al., filed July 27, 2007. On September 12, 2008, the plaintiffs filed an amended consolidated class action complaint that alleges that the defendants, for a period of approximately 21 years, conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States. Plaintiffs generally seek treble damages, a permanent injunction, attorneys’ fees, and pre-judgment and post-judgment interest. Currently pending before the court are motions to approve the settlement agreement between the Company, Parker ITR and the plaintiffs and to grant plaintiffs motion for class certification.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 through October 31, 2008	168,900		$42.51	168,900	6,194,023
November 1, 2008 through November 30, 2008	162,400		$36.50	162,400	6,031,623
December 1, 2008 through December 31, 2008	182,365	(2)	$37.95	181,400	5,850,223

Total:	513,665		$38.99	512,700	5,850,223

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3.0 million shares of its common stock. From time to time, the Board of Directors has adjusted the number of shares authorized for repurchase under this program. On January 25, 2007, the Company publicly announced that its Board of Directors approved an increase in the number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was equal to 10 million. On October 1, 2007, the number of shares authorized and then remaining for repurchase under this program was adjusted to reflect the 3-shares-for-2 stock split completed on that date. There is no expiration date for this program.

(2)	Includes 965 shares surrendered to the Company by certain non-employee Directors in order to satisfy tax withholding obligations upon the vesting of restricted stock under the Company’s Non-Employee Director’s Stock Plan.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of the Shareholders of the Company was held on October 22, 2008.

(b)	Not applicable.

(c)(i)	The Shareholders elected three directors to a one-year term of office, as follows:

	Votes For	Votes Withheld	Broker Non-Votes
William E. Kassling	131,779,221	10,771,207	4
Joseph M. Scaminace	135,603,788	6,946,640	4
Wolfgang R. Schmitt	134,005,151	8,545,277	4

(ii)	The Shareholders ratified the appointment of Deloitte & Touche LLP as independent registered public accounting firm of the Company for the fiscal year ending June 30, 2009, as follows:

For	137,978,081
Against	3,934,840
Abstain	637,511

(d)	Not applicable.

ITEM 6.	Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2008.

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Timothy K. Pistell
Timothy K. Pistell
Executive Vice President - Finance and Administration
and Chief Financial Officer

Date: January 27, 2009

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2008.

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.