Form 10-Q
period 2009-03-31
PARKER HANNIFIN CORP
filed 2009-05-05
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☐    No  ☒

Number of Common Shares outstanding at March 31, 2009 160,510,189

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net sales	$2,344,713	$3,182,537	$8,098,057	$8,798,853
Cost of sales	1,908,607	2,447,216	6,367,279	6,763,650

Gross profit	436,106	735,321	1,730,778	2,035,203
Selling, general and administrative expenses	317,992	347,022	987,858	990,944
Interest expense	28,393	25,540	86,796	73,977
Other expense (income), net	27,186	4,965	38,987	(1,424)

Income before income taxes	62,535	357,794	617,137	971,706
Income taxes	9,113	102,353	158,138	274,805

Net income	$53,422	$255,441	$458,999	$696,901

Earnings per share - basic	$.33	$1.52	$2.83	$4.14
Earnings per share - diluted	$.33	$1.49	$2.81	$4.05
Cash dividends per common share	$.25	$.21	$.75	$.63

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	(Unaudited) March 31, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$166,548	$326,048
Accounts receivable, net	1,532,232	2,046,726
Inventories:
Finished products	547,761	600,132
Work in process	605,443	682,816
Raw materials	181,982	211,746

	1,335,186	1,494,694
Prepaid expenses	151,500	82,326
Deferred income taxes	125,998	145,831

Total current assets	3,311,464	4,095,625
Plant and equipment	4,547,795	4,728,078
Less accumulated depreciation	2,719,275	2,801,556

	1,828,520	1,926,522
Goodwill	2,808,724	2,798,092
Intangible assets, net	1,242,330	1,020,609
Other assets	376,472	546,006

Total assets	$9,567,510	$10,386,854

LIABILITIES
Current liabilities:
Notes payable	$747,859	$118,864
Accounts payable, trade	658,775	961,886
Accrued payrolls and other compensation	313,252	433,070
Accrued domestic and foreign taxes	127,982	183,136
Other accrued liabilities	458,661	486,300

Total current liabilities	2,306,529	2,183,256
Long-term debt	1,849,286	1,952,452
Pensions and other postretirement benefits	459,004	491,935
Deferred income taxes	202,242	162,678
Other liabilities	281,797	337,562

Total liabilities	5,098,858	5,127,883
SHAREHOLDERS’ EQUITY
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at March 31 and June 30	90,523	90,523
Additional capital	574,435	528,802
Retained earnings	5,720,650	5,387,836
Unearned compensation related to guarantee of ESOP debt		(4,951)
Deferred compensation related to stock options	1,995	2,112
Accumulated other comprehensive (loss) income	(628,326)	117,642

	5,759,277	6,121,964
Less treasury shares, at cost:
20,535,939 shares at March 31 and 13,331,126 shares at June 30	(1,290,625)	(862,993)

Total shareholders’ equity	4,468,652	5,258,971

Total liabilities and shareholders’ equity	$9,567,510	$10,386,854

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$458,999	$696,901
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	188,763	186,327
Amortization	75,574	45,353
Stock-based compensation	35,286	37,934
Deferred income taxes	(2,443)	(15,453)
Foreign currency transaction loss (gain)	696	(8,410)
(Gain) on sale of plant and equipment	(3,552)	(2,638)
Changes in assets and liabilities:
Accounts receivable, net	432,358	(88,629)
Inventories	93,214	(84,006)
Prepaid expenses	(73,339)	4,417
Other assets	71,837	11,687
Accounts payable, trade	(280,084)	8,811
Accrued payrolls and other compensation	(100,469)	(6,828)
Accrued domestic and foreign taxes	(21,354)	14,727
Other accrued liabilities	(110,193)	13,124
Pensions and other postretirement benefits	10,891	33,237
Other liabilities	(60,090)	17,218

Net cash provided by operating activities	716,094	863,772
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $24,203 in 2009 and $13,668 in 2008)	(720,553)	(467,686)
Capital expenditures	(226,195)	(188,172)
Proceeds from sale of plant and equipment	25,899	16,120
Other	2,686	(3,554)

Net cash (used in) investing activities	(918,163)	(643,292)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,182	21,998
(Payments for) common shares	(442,800)	(564,263)
Tax benefit from share-based compensation	3,500	21,003
Proceeds from notes payable, net	656,349	421,982
Proceeds from long-term borrowings	4,197	16,434
(Payments for) long-term borrowings	(20,818)	(24,053)
Dividends	(121,458)	(107,077)

Net cash provided by (used in) financing activities	81,152	(213,976)
Effect of exchange rate changes on cash	(38,583)	2,924

Net (decrease) increase in cash and cash equivalents	(159,500)	9,428
Cash and cash equivalents at beginning of year	326,048	172,706

Cash and cash equivalents at end of period	$166,548	$182,134

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

Climate & Industrial Controls - This segment manufactures motion-control systems and components for use primarily in the refrigeration, air conditioning and transportation industries.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net sales
Industrial:
North America	$857,032	$1,086,986	$2,957,149	$3,084,233
International	836,778	1,345,849	3,102,711	3,624,486
Aerospace	480,024	470,109	1,432,164	1,328,097
Climate & Industrial Controls	170,879	279,593	606,033	762,037

Total	$2,344,713	$3,182,537	$8,098,057	$8,798,853

Segment operating income
Industrial:
North America	$73,089	$148,019	$341,190	$444,881
International	38,281	217,243	356,355	575,903
Aerospace	65,664	68,323	203,470	177,676
Climate & Industrial Controls	(7,369)	18,282	(4,684)	39,209

Total segment operating income	169,665	451,867	896,331	1,237,669
Corporate general and administrative expenses	40,366	48,157	123,112	133,505

Income before interest expense and other	129,299	403,710	773,219	1,104,164
Interest expense	28,393	25,540	86,796	73,977
Other expense	38,371	20,376	69,286	58,481

Income before income taxes	$62,535	$357,794	$617,137	$971,706

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1.	Management representation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009, the results of operations for the three and nine months ended March 31, 2009 and 2008 and cash flows for the nine months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

2.	New accounting pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” Statement No. 161 establishes guidelines to report how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. The Company adopted the provisions of Statement No. 161 during the quarter ended March 31, 2009.

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

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of March 31, 2009 and June 30, 2008 is immaterial to the financial position of the Company and the change in the accrual for the current quarter and first nine months of fiscal 2009 is immaterial to the Company’s results of operations and cash flows.

4.	Earnings per share

The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2009 and 2008.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Numerator:
Income applicable to common shares	$53,422	$255,441	$458,999	$696,901
Denominator:
Basic - weighted average common shares	160,529,032	167,750,603	161,927,857	168,532,262
Increase in weighted average from dilutive effect of equity-based awards	482,124	3,141,851	1,175,539	3,345,961

Diluted - weighted average common shares, assuming exercise of equity-based awards	161,011,156	170,892,454	163,103,396	171,878,223

Basic earnings per share	$.33	$1.52	$2.83	$4.14
Diluted earnings per share	$.33	$1.49	$2.81	$4.05

For the three months ended March 31, 2009 and 2008, 10,639,997 and 868,301 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended March 31, 2009 and 2008, 5,830,350 and 1,444,043 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

5.	Stock repurchase program

The Company has a program to repurchase its common shares. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows, and the shares are initially held as treasury stock. During the three-month period ended March 31, 2009, the Company repurchased 217,900 shares of its common stock at an average price of $40.57 per share. Fiscal year-to-date, the Company repurchased 7,438,624 shares of its common stock at an average price of $59.53 per share.

6.	Comprehensive income

The Company’s primary item of other comprehensive income is foreign currency translation adjustments. Comprehensive income for the three and nine months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008
Net income	$53,422	$255,441
Foreign currency translation adjustments (net of taxes $9,928 in 2009 and $21,605 in 2008)	(131,966)	144,968
Retirement benefits amortization (net of taxes $3,856 in 2009 and $5,284 in 2008)	6,489	8,888
Unrealized (loss) on marketable equity securities (net of taxes $193 in 2009)	(313)
Realized loss on cash flow hedges (net of taxes $38 in 2009 and 2008)	59	59

Comprehensive (loss) income	$(72,309)	$409,356

	Nine Months Ended March 31,
	2009	2008
Net income	$458,999	$696,901
Foreign currency translation adjustments (net of taxes $27,613 in 2009 and $35,320 in 2008)	(761,962)	271,987
Retirement benefits amortization (net of taxes $11,579 in 2009 and $15,576 in 2008)	19,525	26,525
Unrealized (loss) on marketable equity securities (net of taxes $2,294 in 2009)	(3,708)
Realized loss on cash flow hedges (net of taxes $114 in 2009 and 2008)	177	177

Comprehensive (loss) income	$(286,969)	$995,590

7.	Business realignment charges

During the third quarter of fiscal 2009, the Company recorded a $25,206 charge for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily consists of severance costs and is presented primarily in the Cost of sales caption in the Consolidated Statement of Income for the three months ended March 31, 2009.

During the first nine months of fiscal 2009, the Company recorded a charge of $36,939 for business realignment costs. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily consists of severance costs and is presented primarily in the Cost of sales caption in the Consolidated Statement of Income for the nine months ended March 31, 2009.

7.	Business realignment charges, continued

During the third quarter of fiscal 2008, the Company recorded a $1,099 charge for the costs to structure its businesses in light of current and anticipated customer demand. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily consisted of severance costs and costs to relocate machinery and equipment. The business realignment costs are presented in the Cost of sales caption in the Consolidated Statement of Income for the three months ended March 31, 2008.

During the first nine months of fiscal 2008, the Company recorded a charge of $5,104 for business realignment costs. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The charge primarily consisted of severance costs and costs to relocate machinery and equipment. The business realignment costs are presented primarily in the Cost of sales caption in the Consolidated Statement of Income for the nine months ended March 31, 2008.

8.	Goodwill and intangible assets

The Company has completed its annual goodwill impairment test required by FASB Statement No. 142. Goodwill is tested for impairment at the reporting unit level, which for the Company, is one level below the operating segment level. The Company conducted step 1 of the goodwill impairment test for approximately 90 reporting units as of December 31, 2008. The Company used a discounted cash flow model to determine the fair value of a reporting unit. The discounted cash flow analysis requires several assumptions including future sales growth and operating margin levels. Each of the Company’s reporting units prepare discrete operating forecasts and used these forecasts as the basis for the assumptions used in the discounted cash flow analyses. The Company used a discount rate commensurate with its current cost of capital, adjusted for inherent business risks and used a terminal growth factor of 2.5 percent. The results of step 1 indicate that no goodwill impairment exists as the fair value of each reporting unit tested exceeded its carrying value. Additionally, the Company reconciled the estimated aggregate fair value of its reporting units as derived from the discounted cash flow analyses to the Company’s overall market capitalization.

The Company will continue to monitor for impairment indicators at each of its reporting units and will update assumptions used in the estimation of the reporting units fair value as appropriate.

The changes in the carrying amount of goodwill for the nine months ended March 31, 2009 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance June 30, 2008	$2,382,479	$100,413	$315,200	$2,798,092
Acquisitions	331,729		375	332,104
Foreign currency Translation	(299,394)	(64)	(10,591)	(310,049)
Goodwill adjustments	(9,764)	(1,659)		(11,423)

Balance March 31, 2009	$2,405,050	$98,690	$304,984	$2,808,724

8.	Goodwill and intangible assets, continued

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

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	March 31, 2009		June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$115,483	$38,878	$96,385	$35,770
Trademarks	259,117	52,672	247,874	42,503
Customer lists and other	1,117,011	157,731	876,092	121,469

Total	$1,491,611	$249,281	$1,220,351	$199,742

Total intangible amortization expense for the nine months ended March 31, 2009 was $73,781. The estimated amortization expense for the five years ending June 30, 2009 through 2013 is $98,575, $105,406, $99,991, $89,280 and $81,849, respectively.

9.	Retirement benefits

Net periodic pension cost recognized included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Service cost	$16,694	$19,025	$50,148	$56,872
Interest cost	43,596	41,497	130,547	124,017
Expected return on plan assets	(46,920)	(47,574)	(140,693)	(142,602)
Amortization of prior service cost	2,878	3,373	8,513	9,871
Amortization of net actuarial loss	7,666	11,002	23,191	32,838
Amortization of initial net (asset)	(14)	(17)	(44)	(51)

Net periodic benefit cost	$23,900	$27,306	$71,662	$80,945

9.	Retirement benefits, continued

Postretirement benefit cost recognized included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Service cost	$380	$380	$1,139	$1,139
Interest cost	1,425	1,425	4,275	4,275
Net amortization and deferral and other	(185)	(185)	(556)	(556)

Net periodic benefit cost	$1,620	$1,620	$4,858	$4,858

Historically, the Company has provided self-insured retiree medical plan benefits for non-union employees upon their retirement. The retiree was responsible for paying the premiums for the medical coverage but the Company paid the costs of administering the plans (i.e., claims processing costs). Absorbing the administration costs was considered a benefit under FASB Statement No. 106 as the employees who elected to enroll in the retiree medical plans paid a lower premium since the Company was paying the costs to administer the plan. In the third quarter of fiscal 2009, the Company discontinued its self-insured retiree medical plans for non-union employees and has therefore eliminated the cost associated with administering the plans. The Company recognized $22.4 million in income in the third quarter of fiscal 2009 as a result of eliminating the liability related to this benefit.

10.	Income taxes

As of March 31, 2009, the Company had gross unrecognized tax benefits of $114,806. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $83,106. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $10,187.

The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities throughout the world. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service (IRS) for fiscal years through 2001, except for certain refund claims outstanding. All significant state and local and foreign tax returns have been examined for fiscal years through 2001. The Company believes that it is reasonably possible that within the next 12 months the IRS examination for fiscal years 2002 and 2005 will be settled. The Company anticipates that within the next 12 months the total amount of unrecognized tax benefits related to income inclusion items may be reduced by an amount up to $25 million due to the settlement of examinations and the expiration of statutes of limitation.

11.	Fair value measurement

On July 1, 2008, the Company adopted the provisions of FASB Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement No. 157 indicates that, among other things, a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. FASB Staff Position 157-2 delays the effective date of the application of Statement No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of Statement No. 157 had no effect on the Company’s financial position or results of operations.

11.	Fair value measurement, continued

A summary of financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2009 follows:

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$3,250	$3,250	$		$
Derivatives	1,427			1,427
Liabilities:
Deferred compensation plans	84,926	84,926
Derivatives	4,831			4,831

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

During the first nine months of fiscal 2009, the Company completed nine acquisitions including the acquisitions of Legris SA and Origa Group. Legris SA is a manufacturer of fluid circuit components and systems for pneumatic, hydraulic, and chemical processing applications. Origa Group is a manufacturer of rodless pneumatic actuators, electric actuators, filter regulator lubricators, pneumatic cylinders and valves used in the transportation, semiconductor and packaging and conveying markets. Aggregate annual revenues for the nine acquisitions completed during the first nine months of fiscal 2009, for their most recent fiscal year prior to acquisition, were approximately $532 million. The results of operations for all acquisitions are included as of the respective dates of acquisition. The Company primarily used cash on hand and proceeds from commercial paper borrowings to fund the acquisitions.

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

Parker ITR S.r.l. (Parker ITR), a subsidiary acquired on January 31, 2002, has been the subject of a number of lawsuits and regulatory investigations since April 27, 2007, when a grand jury in the Southern District of Florida issued a subpoena to Parker ITR and the Company requiring the production of documents, in particular, documents related to communications with competitors and customers related to Parker ITR’s business unit that manufactures marine hose, typically used in oil transfer. The lawsuits and investigations relate to allegations that for a period of up to 21 years, the Parker ITR business unit that manufacturers and sells marine hose conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States and in other jurisdictions.

On May 15, 2007, the European Commission issued its initial Request for Information to the Company and Parker ITR. On August 2, 2007, the Japan Fair Trade Commission (JFTC) requested that Parker ITR submit a report to the JFTC on specific topics related to its investigation of marine hose suppliers. Brazilian competition authorities and Korean competition authorities commenced their investigations on November 14, 2007 and January 17, 2008, respectively. Parker ITR and the Company have cooperated with all of the regulatory authorities investigating the activities of the Parker ITR business unit that manufactures and sells marine hose and continue to cooperate with the investigations that remain ongoing.

In addition, during this time period, four class action lawsuits were filed in the Southern District of Florida: Shipyard Supply LLC v. Bridgestone Corporation, et al., filed May 17, 2007; Expro Gulf Limited v. Bridgestone Corporation, et al., filed June 6, 2007; Bayside Rubber & Products, Inc. v. Trelleborg Industrie S.A., et al., filed June 25, 2007; Bayside Rubber & Products, Inc. v. Caleca, et al., filed July 12, 2007; and one in the Southern District of New York: Weeks Marine, Inc. v. Bridgestone Corporation, et al., filed July 27, 2007. On September 12, 2008, the plaintiffs filed an amended consolidated class action complaint. Plaintiffs have since filed another amended consolidated complaint naming prior owners of the Parker ITR business unit that manufactures and sells marine hose. Plaintiffs generally seek treble damages, a permanent injunction, attorneys’ fees, and pre-judgment and post-judgment interest.

The time period for the alleged illegal activities by Parker ITR’s marine hose business unit varies by jurisdiction. In the United States, the Department of Justice, which initiated the April 2007 grand jury subpoenas, alleges that the challenged activities commenced in the United States in 1999 and ended May 2, 2007. The Department of Justice’s investigation is ongoing and the Company and Parker ITR continue to cooperate.

In Brazil, Parker ITR filed a procedural defense in January 2008. The Brazilian competition authorities have not yet responded to Parker ITR’s filing. The Brazilian competition authorities’ investigation is ongoing and the Company and Parker ITR continue to cooperate. The Brazilian authorities appear to be investigating the period 1999 through May 2007. Because the Brazilian competition authorities have not yet responded to Parker ITR’s initial filing, the potential outcome of this investigation is uncertain and will depend on the resolution of numerous issues not yet addressed at the current preliminary stage of the investigation.

13.	Contingencies, continued

In Korea, the Korean Fair Trade Commission (KFTC) submitted several questionnaires to Parker ITR in connection with their investigation of Parker ITR’s marine hose bidding activities in Korea from 1999 to May 2, 2007. Parker ITR responded to each questionnaire and continues to cooperate with the KFTC. The KFTC has issued an examiner’s report, but it is unclear as to the amount of any fine that may be imposed on Parker ITR.

The JTFC completed its investigation and issued an administrative order requiring Parker ITR to take certain actions, including passing a board resolution that prohibited the challenged conduct in the future and to send letters to Parker ITR’s customers and competitors in Japan stating that Parker ITR would not engage in the challenged conduct in Japan in the future. Parker ITR has complied with the JFTC administrative order.

On January 28, 2009, the European Commission announced the results of its investigation of the alleged cartel activities. As part of its decision, the European Commission found that Parker ITR infringed Article 81 of the European Commission treaty from April 1986 to May 2, 2007 and fined Parker ITR 25.61 million euros. The European Commission also determined that the Company was jointly and severally responsible for 8.32 million euros of the total fine which related to the period from January 2002, when the Company acquired Parker ITR, to May 2, 2007, when the cartel activities ceased. Parker ITR and the Company filed an appeal to the Court of First Instance of the European Communities on April 10, 2009.

The Company and Parker ITR have reached a settlement of the class action litigation in the United States, which is subject to court approval. On February 17, 2009, Parker ITR entered into a separate agreement to settle possible private causes of action outside the United States.

As of March 31, 2009, the Company has a reserve of $36.9 million for known and potential losses. Legal expenses related to these matters are being expensed as incurred.

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009

AND COMPARABLE PERIODS ENDED MARCH 31, 2008

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

The Company’s order rates provide a near-term perspective of the Company’s outlook particularly when viewed in the context of prior and future order rates. The Company publishes its order rates on a quarterly basis. The lead time between the time an order is received and revenue is realized generally ranges from one day to 12 weeks for mobile and industrial orders and from one day to 18 months for aerospace orders. The Company believes the leading economic indicators that have a strong correlation to the Company’s future order rates are as follows:

•	Institute of Supply Management (ISM) index of manufacturing activity with respect to North American mobile and industrial markets,

•	Purchasing Managers Index (PMI) on manufacturing activity with respect to most International mobile and industrial markets,

•	Aircraft miles flown and revenue passenger miles for commercial aerospace markets and Department of Defense spending for military aerospace markets, and

•	Housing starts with respect to the North American residential air conditioning market.

ISM and PMI indexes above 50 indicate that the manufacturing economy is expanding resulting in the expectation that the Company’s order rates in the mobile and industrial markets in the respective geographic areas should be positive year-over-year. ISM and PMI indexes below 50 would indicate the opposite effect. The ISM index at the end of March 2009 was 36.3 and the most recent PMI for the Eurozone countries was 33.9. The ISM index and the PMI index for the Eurozone countries have both decreased significantly during the first nine months of fiscal 2009 and the Company’s order rates during this same time period have reflected this decline. At this time, the Company is unable to determine if the downward trend in order rates will continue and if so, for how long and at what rate of decline. With respect to the aerospace market, aircraft miles flown and revenue passenger miles during fiscal 2009 have declined moderately from comparable fiscal 2008 levels. The Company anticipates that Department of Defense spending in fiscal 2009 will be about 4 percent higher than the 2008 level. Housing starts in March 2009 were approximately 48 percent lower than housing starts in March 2008. The Company does not anticipate housing starts to improve in the foreseeable future.

The Company also believes that there is a high correlation between changes in interest rates throughout the world and worldwide industrial manufacturing activity. Increases in interest rates typically have a negative impact on industrial production thereby lowering future order rates while decreases in interest rates typically have the opposite effect. However, recent interest rate cuts have not had the same impact on worldwide industrial manufacturing activity as past interest rate cuts.

The Company remains focused on maintaining its financial strength through the current worldwide economic downturn by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company’s WIN Strategy initiatives relating to growth and margin improvement are well designed to assist in meeting this challenge. The Company has implemented several additional initiatives, including workforce reductions, salary freezes, and short work weeks, to reduce costs in response to the continued deterioration in worldwide economic conditions and the corresponding decline in the Company’s order rates. The Company has also developed contingency plans to further control costs if economic conditions continue to deteriorate.

Despite the current economic conditions, the financial condition of the Company remains strong. The Company continues to generate substantial cash flows from operations, has proactively managed working capital and controlled capital spending, currently has a debt to debt-equity ratio of 36.8 percent and has been able to borrow needed funds at affordable interest rates.

While current worldwide economic conditions necessitate that the Company concentrate its efforts on maintaining its financial strength, the Company believes many opportunities for growth remain available. The Company will pursue these opportunities as appropriate in the current environment in order to strongly position itself for when the economic recovery ultimately occurs. Major opportunities for growth are as follows:

•	Leveraging the Company’s broad product line with customers desiring to consolidate their vendor base and outsource engineering;

•	Marketing systems solutions for customer applications;

•	Expanding the Company’s business presence outside of North America;

•	New product introductions, including those resulting from the Company’s innovation initiatives;

•	Completing strategic acquisitions in a consolidating motion and control industry; and

•	Expanding the Company’s vast distribution network.

During the first nine months of fiscal 2009, the Company completed nine acquisitions whose aggregate incremental annual revenues were approximately $532 million. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess the strategic fit of its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.

The discussion below is structured to separately discuss the Consolidated Statement of Income, Results by Business Segment, Balance Sheet and Statement of Cash Flows.

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2009	2008	2009	2008
Net sales	$2,344.7	$3,182.5	$8,098.1	$8,798.9
Gross profit	$436.1	$735.3	$1,730.8	$2,035.2
Gross profit margin	18.6%	23.1%	21.4%	23.1%
Selling, general and administrative expenses	$318.0	$347.0	$987.9	$990.9
Selling, general and administrative expenses, as a percent of sales	13.6%	10.9%	12.2%	11.3%
Interest expense	$28.4	$25.5	$86.8	$74.0
Other expense (income), net	$27.2	$5.0	$39.0	$(1.4)
Effective tax rate	14.6%	28.6%	25.6%	28.3%
Net income	$53.4	$255.4	$459.0	$696.9
Net income, as a percent of sales	2.3%	8.0%	5.7%	7.9%

Net sales for the current-year quarter and first nine months of fiscal 2009 decreased 26.3 percent and 8.0 percent, respectively, over the comparable prior-year net sales amounts reflecting lower volume in all segments except for the Aerospace Segment. Acquisitions made in the last 12 months contributed approximately $146 million and $450 million in sales in the current-year quarter and first nine months of fiscal 2009, respectively. The effect of currency rate changes decreased net sales by approximately $218 million and $338 million in the current-year quarter and first nine months of fiscal 2009, respectively.

Gross profit margin decreased in the current-year quarter and first nine months of fiscal 2009 primarily due to a combination of the lower sales volume, resulting in manufacturing inefficiencies, and unfavorable product mix. Also included in gross profit are business realignment charges of $18.3 million and $1.1 million in the current-year quarter and prior-year quarter, respectively, and $28.8 million and $5.0 million for the first nine months of fiscal 2009 and 2008, respectively.

Selling, general and administrative expenses decreased for the current-year quarter and first nine months of fiscal 2009 primarily due to the lower sales volume and lower incentive compensation partially offset by current-year acquisitions.

Interest expense for the current-year quarter and first nine months of fiscal 2009 increased primarily due to higher average debt outstanding in the current-year quarter and first nine months of fiscal 2009. The increase in borrowings primarily related to the funding of current-year acquisitions and the repurchase of the Company’s common shares.

Other expense (income), net in the current-year quarter included $36.2 million of expense related to litigation settlements and $11.6 million of income related to insurance recoveries. Other expense (income), net for the first nine months of fiscal 2009 included $37.4 million of expense related to litigation settlements, $7.7 million of expense related to an investment and $11.6 million of income related to insurance recoveries.

Effective tax rate for the current-year quarter and first nine months of fiscal 2009 was lower primarily due to a tax benefit associated with a worthless stock deduction related to the Parker ITR S.r.l. subsidiary as well as lower taxable income.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2009	2008	2009	2008
Net sales
North America	$857.0	$1,087.0	$2,957.1	$3,084.2
International	836.8	1,345.8	3,102.7	3,624.5
Operating income
North America	73.1	148.0	341.2	444.9
International	$38.3	$217.2	$356.4	$575.9
Operating income, as a percent of net sales
North America	8.5%	13.6%	11.5%	14.4%
International	4.6%	16.1%	11.5%	15.9%
Backlog	$1,142.8	$1,688.1	$1,142.8	$1,688.1

The Industrial Segment operations experienced the following percentage changes in net sales in the current-year period compared to the equivalent prior-year period:

	Period Ending March 31
	Three Months	Nine Months
Industrial North America – as reported	(21.2)%	(4.1)%
Acquisitions	(7.2)%	(7.8)%
Currency	1.8%	1.2%

Industrial North America – without acquisitions and currency	(26.6)%	(10.7)%

Industrial International – as reported	(37.8)%	(14.4)%
Acquisitions	(5.0)%	(5.2)%
Currency	13.1%	7.2%

Industrial International – without acquisitions and currency	(29.7)%	(12.4)%

Total Industrial Segment – as reported	(30.4)%	(9.7)%
Acquisitions	(6.0)%	(6.4)%
Currency	8.0%	4.5%

Total Industrial Segment – without acquisitions and currency	(28.4)%	(11.6)%

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

Excluding the effects of acquisitions and foreign currency changes, the decrease in Industrial North American sales for the current-year quarter and first nine months of fiscal 2009 reflects lower demand experienced from distributors and lower end-user demand experienced in virtually all of the markets of the Industrial North American businesses as customers have reduced order levels in response to current economic conditions. The decrease in Industrial International sales for the current-year quarter and first nine months of fiscal 2009 is primarily attributable to lower volume across most markets in all regions with the largest decline in volume experienced in Europe.

Margins in the Industrial North American businesses and Industrial International businesses were lower for the current-year quarter and first nine months of fiscal 2009 due primarily to the lower sales volume, resulting in manufacturing inefficiencies, and higher expenses associated with business realignment activities. Current-year acquisitions, not yet fully integrated, also negatively impacted both Industrial North American and Industrial International margins in the current-year quarter and first nine months of fiscal 2009.

Included in Industrial North American operating income are business realignment charges of $6.0 million and $8.6 million for the current-year quarter and first nine months of fiscal 2009, respectively, and $0.7 million and $4.1 million in the prior-year quarter and first nine months of fiscal 2008, respectively. Included in Industrial International operating income are business realignment charges of $9.3 million and $12.4 million for the current-year quarter and first nine months of fiscal 2009, respectively, and $0.2 million and $0.3 million in the prior-year quarter and first nine months of fiscal 2008, respectively. The business realignment charges resulted from actions the Company took to structure appropriately the Industrial operations to operate in their current and anticipated economic environment. Also included in Industrial North American operating income for the current-year quarter and first nine months of fiscal

2009 is income of $12.3 million related to retiree medical costs (see Note 9 to the Consolidated Financial Statements for further discussion).

The Company expects to continue to take the actions necessary to structure appropriately the Industrial Segment to operate in its current economic environment. Such actions may include the necessity to record additional business realignment charges in fiscal 2009.

The decrease in backlog from a year ago and the June 30, 2008 amount of $1,743.8 million is primarily due to lower order rates experienced across all businesses, with the largest decline occurring in the Industrial International businesses. The Company anticipates Industrial North American sales for fiscal 2009 to decline between 13.4 percent to 13.2 percent from the fiscal 2008 level and Industrial International sales for fiscal 2009 to decline between 22.7 percent to 22.5 percent from the fiscal 2008 level. Industrial North American operating margins in fiscal 2009 are expected to range from 10.7 percent to 11.0 percent and Industrial International operating margins are expected to range from 9.5 percent to 9.9 percent.

Aerospace Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2009	2008	2009	2008
Net sales	$480.0	$470.1	$1,432.2	$1,328.1
Operating income	$65.7	$68.3	$203.5	$177.7
Operating margin	13.7%	14.5%	14.2%	13.4%
Backlog	$1,707.7	$1,744.7	$1,707.7	$1,744.7

The increase in sales in the Aerospace Segment for the current-year quarter is primarily due to an increase in commercial original equipment manufacturer (OEM) volume as well as an increase in military OEM and aftermarket volume partially offset by lower commercial aftermarket volume. The increase in sales for the first nine months of fiscal 2009 is primarily due to an increase in both commercial and military OEM and aftermarket volume. Margins for the current-year quarter were lower primarily due to higher engineering development costs and a higher concentration of sales in the lower margin OEM businesses. Margins for the first nine months of fiscal 2009 were higher due primarily to favorable product mix more than offsetting higher engineering development costs. Margins for the first nine months of fiscal 2008 were adversely affected by an increase in contract reserves. Operating income for the current-year quarter and first nine months of fiscal 2009 includes income of $6.3 million related to retiree medical costs (see Note 9 to the Consolidated Financial Statements for further discussion).

The slight decrease in backlog from the prior-year quarter and the June 30, 2008 amount of $1,737.4 million is primarily due to shipments exceeding order rates primarily in the commercial OEM and aftermarket businesses. For fiscal 2009, sales are expected to increase by 2.3 percent to 2.5 percent from the fiscal 2008 level and operating margins are expected to range from 13.4 percent to 13.7 percent. Lower commercial aftermarket volume in future product mix and higher than expected engineering development costs could result in lower margins.

Climate & Industrial Controls Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2009	2008	2009	2008
Net sales	$170.9	$279.6	$606.0	$762.0
Operating (loss) income	$(7.4)	$18.3	$(4.7)	$39.2
Operating margin	(4.3)%	6.5%	(0.8)%	5.1%
Backlog	$132.5	$191.8	$132.5	$191.8

The Climate & Industrial Controls Segment operations experienced the following percentage changes in net sales in the current-year period compared to the equivalent prior-year period:

	Period Ending March 31
	Three Months	Nine Months
CIC Segment – as reported	(38.9)%	(20.5)%
Acquisitions
Currency	5.3%	3.3%

CIC Segment – without acquisitions and currency	(33.6)%	(17.2)%

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

Excluding the effect of foreign currency changes, the decrease in sales in the Climate & Industrial Controls Segment for the current-year quarter and first nine months of fiscal 2009 is primarily due to lower end-user demand experienced in most markets, most notably the residential air conditioning, heavy-duty truck and automotive markets. The lower margins are primarily due to the lower sales volume, resulting in manufacturing inefficiencies and higher business realignment charges. Operating income for the current-year quarter and first nine months of fiscal 2009 include income of $2.3 million related to retiree medical costs (see Note 9 to the Consolidated Financial Statements for further discussion).

The decrease in backlog from the prior-year quarter and the June 30, 2008 amount of $170.1 million is primarily due to lower order rates in most markets, most notably in the heavy-duty truck and automotive markets. For fiscal 2009, sales are expected to decline by 26.8 percent to 26.6 percent from the fiscal 2008 level and an operating loss is expected to range from 0.7 percent to 0.1 percent of sales. The Company expects to continue to take the actions necessary to structure appropriately the Climate & Industrial Controls Segment operations. Such actions may include the necessity to record additional business realignment charges in fiscal 2009.

Corporate and Other

Corporate general and administrative expenses were $40.4 million in the current-year quarter compared to $48.2 million in the prior-year quarter and were $123.1 million for the first nine months of fiscal 2009 compared to $133.5 million for the first nine months of fiscal 2008. As a percent of sales, corporate general and administrative expenses for the current-year quarter were 1.7 percent compared to 1.5 percent for the prior-year quarter and were 1.5 percent for both the first nine months of fiscal 2009 and fiscal 2008. The lower expense in the current-year quarter is primarily due to lower incentive compensation expenses and the lower expense for the first nine months of fiscal 2009 is primarily due to lower legal fees and lower incentive compensation expenses.

Other expense (in the Business Segment Results) included the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2009	2008	2009	2008
Currency transaction loss (gain)	$1.2	$(2.7)	$(5.9)	$(2.7)
LIFO adjustment	1.8	2.3	7.0	6.9
Litigation settlements	36.2		37.4
Insurance recovery	(11.6)		(11.6)
Stock compensation	6.8	7.8	35.3	37.9
Minority interests and joint ventures	(1.6)	6.1	1.2	8.7
Asset writedowns	4.3	1.9	13.6	1.9
Loss (gain) on sale of assets	0.6	(0.2)	1.9	(2.3)
Other items, net	0.7	5.2	(9.6)	8.1

	$38.4	$20.4	$69.3	$58.5

CONSOLIDATED BALANCE SHEET

(dollars in millions)	March 31, 2009	June 30, 2008
Accounts receivable	$1,532.2	$2,046.7
Inventories	1,335.2	1,494.7
Plant and equipment, net of accumulated depreciation	1,828.5	1,926.5
Goodwill	2,808.7	2,798.1
Intangible assets, net	1,242.3	1,020.6
Other assets	376.5	546.0
Notes payable	747.9	118.9
Accounts payable, trade	658.8	961.9
Accrued payrolls and other compensation	313.3	433.1
Shareholders’ equity	4,468.7	5,259.0
Working capital	$1,004.9	$1,912.4
Current ratio	1.44	1.88

Accounts receivable are primarily receivables due from customers for sales of product ($1,347.0 million at March 31, 2009 and $1,820.8 million at June 30, 2008). Accounts receivable decreased primarily due to the reduced sales volume, especially in the European businesses within the Industrial Segment. Days sales outstanding relating to trade accounts receivable was 52 days at March 31, 2009 compared to 50 days at June 30, 2008.

Inventories decreased primarily in the Industrial and Climate & Industrial Controls segments due to decreased customer demand across almost all markets. Days supply of inventory (DSI) increased to 76 days from 61 days at June 30, 2008. In response to declining order rates, especially in both the Industrial North American and Industrial International Segments, the Company is continuing its efforts to adjust production schedules to a level commensurate with current customer demand.

Other assets decreased primarily as a result of a decrease in assets related to deferred compensation plans.

Notes payable increased since June 30, 2008 primarily due to additional commercial paper borrowings to finance current-year acquisition activity, share repurchases and working capital needs.

Accounts payable, trade decreased primarily due to reduced purchasing and production levels.

Accrued payrolls and other compensation decreased primarily due to lower incentive compensation.

Due to the strengthening of the U.S. dollar, foreign currency translation adjustments, net of taxes resulted in a decrease in Shareholders’ equity of $762.0 million. The translation adjustments primarily decreased the balances of Accounts receivable, Inventories, Plant and equipment, Goodwill, Intangible assets, Accrued domestic and foreign taxes and Long-term debt.

The decrease in working capital is primarily attributable to decreased inventory levels and accounts receivable offset by a decrease in accounts payable as a result of the decreased inventory balance and reductions in purchasing. Increased commercial paper borrowings also contributed to the decrease in working capital from June 30, 2008.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended March 31,
(in millions)	2009	2008
Cash provided by (used in):
Operating activities	$716.1	$863.8
Investing activities	(918.2)	(643.3)
Financing activities	81.2	(214.0)
Effect of exchange rates	(38.6)	2.9
Net (decrease) increase in cash and cash equivalents	$(159.5)	$9.4

Cash flows from operating activities decreased primarily due to lower net income. In addition, the Company settled payments from a current-year acquisition after the acquisition closing date resulting in an increase in cash used by Other accrued liabilities.

Cash flow used in investing activities increased due to greater acquisition activity and capital spending over the prior year.

Cash flow from financing activities increased due to proceeds from commercial paper borrowings and less cash utilized for share repurchases. Additional commercial paper borrowings were used primarily to finance current-year acquisition activity, share repurchases and working capital needs. Although the Company repurchased a comparable number of its common shares as in the prior-year, the average price per share was lower in the current-year resulting in a less cash required to complete the repurchases.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of no more than 37 percent.

Debt to Debt-Equity Ratio (in millions)	March 31, 2009	June 30, 2008
Debt	$2,597.1	$2,071.3
Debt & equity	$7,065.8	$7,330.3
Ratio	36.8%	28.3%

The Company has a line of credit totaling $1,500.0 million through a multi-currency revolving credit agreement with a group of banks, of which $776.8 million was available as of March 31, 2009. The credit agreement expires September 2012; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. A portion of the credit agreement supports the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch, Inc. These ratings are considered investment grade. The revolving credit agreement requires a facility fee of 4.5/100ths of one percent of the commitment per annum at the Company’s present rating level. The revolving credit agreement contains provisions that increase the facility fee of the credit agreement in the event the Company’s credit ratings are lowered. A lowering of the Company’s credit ratings would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

The Company’s credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. At the Company’s present rating level, the most restrictive financial covenants provide that the ratio of secured debt to net tangible assets be less than 10 percent. As of March 31, 2009, the ratio of secured debt to net tangible assets was less than one percent. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

The Company’s principal sources of liquidity are its cash flows provided from operating activities and borrowings either from or directly supported by its line of credit. Current events in the credit markets have adversely impacted the lending ability of many financial institutions thereby restricting the availability of credit to many companies; however, the Company has not been affected by the lack of credit availability and does not foresee any impediments to borrow funds at affordable interest rates in the near future. While the economic outlook for the near future remains uncertain, the Company’s ability to generate cash from its operations and ability to borrow directly from its line of credit or sources directly supported by its line of credit should be sufficient to support working capital needs, planned growth, dividend payments and share repurchases. Near-term economic uncertainties have also caused the Company to implement reductions in capital spending in an effort to decrease outstanding short-term debt and preserve cash.

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

FORWARD-LOOKING STATEMENTS

Forward-looking statements contained in this Quarterly Report on Form 10-Q and other written and oral reports are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. All statements regarding future performance, earnings projections, events or developments are forward-looking statements. It is possible that the future performance and earnings projections of the Company and individual segments may differ materially from current expectations, depending on economic conditions within its mobile, industrial and aerospace markets, and the Company’s ability to maintain and achieve anticipated benefits associated with announced realignment activities, strategic initiatives to improve operating margins, actions taken to combat the effects of the current recession, and growth, innovation and global diversification initiatives. A change in the economic conditions in individual markets may have a particularly volatile effect on segment results.

Among the other factors which may affect future performance are:

•	changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments or significant changes in financial condition,

•	uncertainties surrounding timing, successful completion or integration of acquisitions,

•	threats associated with and efforts to combat terrorism,

•	uncertainties surrounding the ultimate resolution of outstanding legal proceedings, including the outcome of any appeals,

•	competitive market conditions and resulting effects on sales and pricing,

•	increases in raw material costs that cannot be recovered in product pricing,

•	the Company’s ability to manage costs related to insurance and employee retirement and health care benefits and insurance, and

•

global economic factors, including manufacturing activity, air travel trends, currency exchange rates, difficulties entering new markets and general economic conditions such as inflation, deflation, interest rates and credit availability.

The Company makes these statements as of the date of this disclosure, and undertakes no obligation to update them to reflect events or circumstances that arise after the date of this Report.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the third quarter of fiscal 2009. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings. Parker ITR S.r.l. (Parker ITR), a subsidiary acquired on January 31, 2002, has been the subject of a number of lawsuits and regulatory investigations since April 27, 2007, when a grand jury in the Southern District of Florida issued a subpoena to Parker ITR and the Company requiring the production of documents, in particular documents related to communications with competitors and customers related to Parker ITR’s business unit that manufactures marine hose, typically used in oil transfer. The lawsuits and investigations relate to allegations that for a period of up to 21 years, the Parker ITR business unit that manufacturers and sells marine hose conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States and in other jurisdictions.

On May 15, 2007, the European Commission issued its initial Request for Information to the Company and Parker ITR. On August 2, 2007, the Japan Fair Trade Commission (JFTC) requested that Parker ITR submit a report to the JFTC on specific topics related to its investigation of marine hose suppliers. Brazilian competition authorities and Korean competition authorities commenced their investigations on November 14, 2007 and January 17, 2008, respectively. Parker ITR and the Company have cooperated with all of the regulatory authorities investigating the activities of the Parker ITR business unit that manufactures and sells marine hose and continue to cooperate with the investigations that remain ongoing.

In addition, during this time period, four class action lawsuits were filed in the Southern District of Florida: Shipyard Supply LLC v. Bridgestone Corporation, et al., filed May 17, 2007; Expro Gulf Limited v. Bridgestone Corporation, et al., filed June 6, 2007; Bayside Rubber & Products, Inc. v. Trelleborg Industrie S.A., et al., filed June 25, 2007; Bayside Rubber & Products, Inc. v. Caleca, et al., filed July 12, 2007; and one in the Southern District of New York: Weeks Marine, Inc. v. Bridgestone Corporation, et al., filed July 27, 2007. On September 12, 2008, the plaintiffs filed an amended consolidated class action complaint. Plaintiffs have since filed another amended consolidated complaint naming prior owners of the Parker ITR business unit that manufactures and sells marine hose. Plaintiffs generally seek treble damages, a permanent injunction, attorneys’ fees, and pre-judgment and post-judgment interest.

The time period for the alleged illegal activities by Parker ITR’s marine hose business unit varies by jurisdiction. In the United States, the Department of Justice, which initiated the April 2007 grand jury subpoenas, alleges that the challenged activities commenced in the United States in 1999 and ended May 2, 2007. The Department of Justice’s investigation is ongoing and the Company and Parker ITR continue to cooperate.

In Brazil, Parker ITR filed a procedural defense in January 2008. The Brazilian competition authorities have not yet responded to Parker ITR’s filing. The Brazilian competition authorities’ investigation is ongoing and the Company and Parker ITR continue to cooperate. The Brazilian authorities appear to be investigating the period 1999 through May 2007. Because the Brazilian competition authorities have not yet responded to Parker ITR’s initial filing, the potential outcome of this investigation is uncertain and will depend on the resolution of numerous issues not yet addressed at the current preliminary stage of the investigation.

In Korea, the Korean Fair Trade Commission (KFTC) submitted several questionnaires to Parker ITR in connection with their investigation of Parker ITR’s marine hose bidding activities in Korea from 1999 to May 2, 2007. Parker ITR responded to each questionnaire and continues to cooperate with the KFTC. The KFTC has issued an examiner’s report, but it is unclear as to the amount of any fine that may be imposed on Parker ITR.

The JTFC completed its investigation and issued an administrative order requiring Parker ITR to take certain actions, including passing a board resolution that prohibited the challenged conduct in the future and to send letters to Parker ITR’s customers and competitors in Japan stating that Parker ITR would not engage in the challenged conduct in Japan in the future. Parker ITR has complied with the JFTC administrative order.

On January 28, 2009, the European Commission announced the results of its investigation of the alleged cartel activities. As part of its decision, the European Commission found that Parker ITR infringed Article 81 of the European Commission treaty from April 1986 to May 2, 2007 and fined Parker ITR 25.61 million euros. The European Commission also determined that the Company was jointly and severally responsible for 8.32 million euros of the total fine which related to the period from January 2002, when the Company acquired Parker ITR, to May 2, 2007, when the cartel activities ceased. Parker ITR and the Company filed an appeal to the Court of First Instance of the European Communities on April 10, 2009.

The Company and Parker ITR have reached a settlement of the class action litigation in the United States, which is subject to court approval. On February 17, 2009, Parker ITR entered into a separate agreement to settle possible private causes of action outside the United States.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 through January 31, 2009	160,100	$40.92	160,100	9,839,900
February 1, 2009 through February 28, 2009	57,800	$39.50	57,800	9,782,100
March 1, 2009 through March 31, 2009	0	$0	0	9,782,100

Total:	217,900	$40.55	217,900	9,782,100

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3.0 million shares of its common stock. From time to time, the Board of Directors has adjusted the number of shares authorized for repurchase under this program. On January 28, 2009, the Finance Committee of the Board of Directors of the Company approved an increase in the number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was equal to 10 million. Subject to this overall limitation, each fiscal year the Company is authorized to repurchase an amount of common shares equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. There is no expiration date for this program.

ITEM 6.	Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

10(a)	Amendment to the 2009 Grant Letter for Restricted Stock for Non-Employee Directors issued to William E. Kassling.

10(b)	Amendment to the 2009 Grant Letter for Restricted Stock for Non-Employee Directors issued to Joseph M. Scaminace.

10(c)	Amendment to the 2009 Grant Letter for Restricted Stock for Non-Employee Directors issued to Wolfgang R. Schmitt.

12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2009.

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Timothy K. Pistell
Timothy K. Pistell
Executive Vice President - Finance and Administration
and Chief Financial Officer

Date: May 5, 2009

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10(a)	Amendment to the 2009 Grant Letter for Restricted Stock for Non-Employee Directors issued to William E. Kassling.

10(b)	Amendment to the 2009 Grant Letter for Restricted Stock for Non-Employee Directors issued to Joseph M. Scaminace.

10(c)	Amendment to the 2009 Grant Letter for Restricted Stock for Non-Employee Directors issued to Wolfgang R. Schmitt.

12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2009.

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.