Form 10-K
period 2009-06-30
PARKER HANNIFIN CORP
filed 2009-08-27
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer:	☒	Accelerated Filer:	☐

Non-Accelerated Filer:	☐	Smaller Reporting Company:	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2008, excluding, for purpose of this computation only, stock holdings of the Registrant’s Directors and Officers: $6,775,712,802.

The number of Common Shares outstanding on July 31, 2009 was 160,517,563.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference:

(1)	Annual Report to Shareholders of the Company for the fiscal year ended June 30, 2009 is incorporated by reference into Parts I and II hereof.

(2)	Definitive Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders to be held on October 28, 2009 is incorporated by reference into Part III hereof.

PARKER-HANNIFIN CORPORATION

FORM 10-K

Fiscal Year Ended June 30, 2009

PART I

ITEM 1. Business. Parker-Hannifin Corporation is a leading worldwide full-line diversified manufacturer of motion and control technologies and systems, including fluid power systems, electromechanical controls and related components. Fluid power involves the transfer and control of power through the medium of liquid, gas or air, in hydraulic, pneumatic and vacuum applications. Fluid power systems move and position materials, control machines, vehicles and equipment and improve industrial efficiency and productivity. Components of a simple fluid power system include one or more pumps which generate pressure, one or more valves which control the flow of the fluid, one or more actuators which translate the pressure from the fluid into mechanical energy, one or more filters to ensure proper fluid condition and numerous hoses, couplings, fittings and seals. Electromechanical controls involve the use of electronic components and systems to control motion and precisely locate or vary speed in automation and aerospace applications. In addition to motion and control products, the Company also is a leading worldwide producer of fluid purification, fluid and fuel control, process instrumentation, air conditioning, refrigeration, electromagnetic shielding and thermal management products and systems.

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

The Company’s manufacturing, service, distribution and administrative facilities are located in 40 states and in 47 foreign countries. The Company’s motion and control technologies and systems are used in the products of its three principal business segments: Industrial; Aerospace; and Climate & Industrial Controls. The products are sold as original and replacement equipment through product and distribution centers worldwide. The Company markets its products through direct-sales employees, independent distributors, sales representatives and builder/dealers. Parker products are supplied to approximately 452,000 customers in virtually every significant manufacturing, transportation and processing industry. For the fiscal year ended June 30, 2009, total net sales were $10,309,015,127. Industrial Segment products accounted for 74%, Aerospace Segment products for 18%, and Climate & Industrial Controls Segment products for 8% of those net sales.

Markets

Motion and control technologies and systems are used throughout various industries in various applications. The approximately 452,000 customers who purchase the Company’s products are found throughout virtually every significant manufacturing, transportation and processing industry. No single customer accounted for more than 3% of the Company’s total net sales for the fiscal year ended June 30, 2009.

Industrial Segment. Sales of Industrial Segment products are made primarily to original equipment manufacturers and their replacement markets in all major manufacturing and processing industries. The major markets for the products of the Industrial Segment are listed below by Group:

Automation Group:	• Alternative energy • Converting and packaging • Factory automation • Food production machinery • Life sciences and medical • Material handling • Paper machinery	• Primary metals • Robotics • Safety and security • Semiconductor and electronics • Transportation and mobile

Filtration Group:	• Food and beverage • Industrial machinery • Life sciences • Marine • Mobile equipment	• Oil and gas • Power generation • Process • Transportation • Water

Fluid Connectors Group:	• Aerial lift • Agriculture • Bulk chemical handling • Construction Machinery • Food and beverage • Fuel and gas delivery • Industrial machinery	• Life sciences • Marine • Mining • Mobile • Oil and gas • Renewable energy • Transportation

Hydraulics Group:	• Aerial lift • Agriculture • Construction machinery • Forestry • Industrial machinery • Machine tool	• Marine • Mining • Oil and gas • Power generation • Renewable energy • Truck hydraulics

Instrumentation Group:	• Chemical and refining • Food and beverage • Medical and dental	• Microelectronics • Oil and gas • Power generation

Seal Group:	• Aerospace • Chemical processing • Consumer • Energy, oil and gas • Fluid power • General industrial	• Information technology • Life sciences • Military • Semiconductor • Telecommunications • Transportation

Aerospace Segment. Sales of Aerospace Segment products are made primarily to original equipment manufacturers in the commercial, military and general aviation markets and to end users for maintenance, repair and overhaul. The major markets for products of the Aerospace Segment are listed below:

• Commercial transports • Engines • General and business aviation • Helicopters • Launch vehicles • Military aircrafts	• Missiles and munitions • Power generation • Regional transports • Unmanned aerial vehicles • Aftermarket services

Climate & Industrial Controls Segment. Sales of Climate & Industrial Controls Segment products are made primarily to original equipment manufacturers and their replacement markets. The major markets for products of the Climate & Industrial Controls Segment are listed below:

• Agriculture • Air conditioning • Appliances • Food and beverage • Industrial and commercial refrigeration • Industrial machinery	• Oil and gas • Life sciences and medical • Precision cooling • Process • Supermarkets • Transportation

Principal Products and Methods of Distribution

Industrial Segment. The products produced by the Company’s Industrial Segment consist of a broad range of motion and control technologies and systems, which are described below by Group:

Automation Group: pneumatic and electromechanical components and systems, including:

Pneumatic products:	• Air preparation units • Pneumatic accessories • Pneumatic actuators and grippers • Pneumatic valves and controls • Structural extrusions • Vacuum generators, cups and sensors

Electromechanical products:	• AC/DC drives and systems • Electric actuators, gantry robots and slides • Human-machine interfaces • Manifolds • Rotary actuators • Stepper motors, servo motors, drives and controls

Filtration Group: filters, systems and instruments to monitor and remove contaminants from fuel, air, oil, water and other liquids and gases, including:

• Analytical gas generators • Compressed air and gas filters and dryers • Condition monitoring devices • Engine air, fuel and oil filtration and systems • Hydraulic, lubrication and coolant filters	• Nitrogen, hydrogen and zero air generators • Process, chemical, water and microfiltration filters • Water desalinization and purification

Fluid Connectors Group: connectors which control, transmit and contain fluid, including:

• Connectors for low pressure fluid conveyance • Deep sea umbilicals • Diagnostic equipment • Hose couplings • Industrial hose • Mooring systems and power cables	• PTFE hose and tubing • Quick couplings • Check valves • Rubber and thermoplastic hose • Tube fittings and adapters • Tubing and plastic fittings

Hydraulics Group: hydraulic components and systems for builders and users of industrial and mobile machinery and equipment, including:

• Accumulators • Catridge valves • Human machine interfaces • Hybrid drives • Hydraulic cylinders • Hydraulic motors and pumps • Hydraulic systems	• Hydraulic valves and controls • Hydrostatic steering units • Integrated hydraulic circuits • Power take-off equipment • Power units • Rotary actuators • Sensors

Instrumentation Group: high quality critical flow components for process instrumentation, healthcare and ultra-high-purity applications, including:

•     Analytical sample conditioning products and systems

•     Chemical injection fittings and valves

•     Fluoropolymer chemical delivery fittings, valves and pumps

•     High-purity gas delivery fittings, valves, regulators and digital flow controllers

•     Process control fittings, valves, regulators and manifold valves

•     Process control double block and bleeds

•     Permanent no-weld tube fittings

•     Precision industrial regulators and flow controllers

•     Industrial mass flow meters/controllers

Seal Group: static and dynamic sealing devices, including:

• Dynamic seals • Elastomeric o-rings • Electromagnetic interference shielding • Extruded and precision-cut fabricated elastomeric seals • High-temperature metal seals	• Homogeneous and inserted elastomeric shapes • Medical devices • Medical seals and instruments • Metal and plastic retained composite seals • Thermal management products

Industrial Segment products include standard products, as well as custom products which are engineered and produced to original equipment manufacturers’ specifications for application to a particular end product. Both standard and custom products are also used in the replacement of original motion and control products. Industrial Segment products are marketed primarily through field sales employees and approximately 10,000 independent distributor locations.

Aerospace Segment. The principal products of the Company’s Aerospace Segment include cooling, hydraulic, fuel, and pneumatic systems and components used on commercial and military airframe and engine programs. The Aerospace Segment also manufactures a broad range of fluid conveyance systems and components, fluid metering, delivery and atomization devices, inert gas generating systems, as well as connectors, hoses, fittings, tube fittings and quick disconnects which control, transmit and contain fluid for aircraft applications.

The Aerospace Segment offers complete hydraulic and primary flight control systems and components, including:

•	hydraulic, electrohydraulic and electromechanical components used for precise control of aircraft rudders, elevators, ailerons and other aerodynamic control surfaces; and

•	utility hydraulic components such as:

¡ Reservoirs ¡ Accumulators ¡ Selector valves ¡ Electrohydraulic servo valves ¡ Thrust-reverser actuators ¡ Engine-driven pumps	¡ Motor pumps ¡ Nose wheel steering systems ¡ Electromechanical actuators ¡ Engine controls ¡ Electronic controllers

The Aerospace Segment also designs and manufactures aircraft wheels and brakes for general aviation and military markets.

The Aerospace Segment’s fuel product line offers complete fuel systems and components, including:

• Fuel tank inerting systems • Fuel transfer and pressurization controls • In-flight refueling systems • Fuel pumps and valves • Fuel measurement and management systems	• Center of gravity controls • Engine fuel injection atomization nozzles, manifolds and augmentor controls • Electronic monitoring computers

The Aerospace Segment also produces various engine systems and components, including:

• Bleed air control systems • Pressure regulators • Low-pressure pneumatic controls • Engine starter systems	• Engine bleed control and anti-ice systems • Electronic control and monitoring computers

Aerospace Segment products are marketed by the Company’s regional sales organization and are sold directly to manufacturers and end users.

Climate & Industrial Controls Segment. The principal products of the Company’s Climate & Industrial Controls Segment consist of systems and components for use primarily in the mobile and stationary refrigeration and air conditioning industry, and systems and components for use in fluid control applications in a wide variety of industries including processing, fuel dispensing, beverage dispensing and mobile emissions. These products include:

• Accumulators • CO2 controls • Electronic controllers • Filter driers • Hand shut-off valves • Heat exchangers	• Hose and fittings • Pressure regulating valves • Refrigerant distributors • Safety relief valves • Solenoid valves • Thermostatic expansion valves

Climate & Industrial Controls Segment products are marketed primarily through field sales employees and independent distributors and wholesalers.

No single product contributed more than 1% to the Company’s total net sales for the fiscal year ended June 30, 2009.

Competition

The Company’s business is highly competitive. No single manufacturer competes with the Company with respect to all products manufactured and sold by the Company and the degree of competition varies among different products. In the Industrial Segment, the Company competes on the basis of product quality and innovation, customer service, manufacturing and distribution capability, and price competitiveness. The Company believes that it is one of the primary suppliers of motion control systems and components in most of the major markets for its Industrial Segment products.

In the Aerospace Segment, the Company has developed alliances with key customers based on the Company’s advanced technological and engineering capabilities, superior performance in quality, delivery, and service, and price competitiveness, which has enabled the Company to obtain significant original equipment business on new aircraft programs for its systems and components and to thereby obtain the follow-on repair and replacement business for these programs. The Company believes that it is one of the primary suppliers in the aerospace market.

In the Climate & Industrial Controls Segment, the Company competes on the basis of product quality and innovation, customer service, manufacturing and distribution capability, and price competitiveness. The Company believes that it is one of the primary suppliers in the climate and industrial controls market.

Research and Product Development

The Company continually researches the feasibility of new products and services through its development laboratories and testing facilities in many of its worldwide manufacturing locations. Its research and product development staff includes chemists, physicists, and mechanical, chemical and electrical engineers.

Total research and development costs relating to the development of new products and services and the improvement of existing products and services amounted to $338,907,820 in fiscal year 2009, $303,097,752 in fiscal year 2008, and $253,091,228 in fiscal year 2007. These amounts include costs incurred by the Company related to independent research and development initiatives as well as costs incurred in connection with research and development contracts. Costs incurred in connection with research and development contracts and included in the total research and development costs reported above for each of the respective fiscal years 2009, 2008 and 2007 were $50,739,381, $47,757,134 and $40,893,768.

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

Backlog and Seasonal Nature of Business

The Company’s backlog by business segment for the past two fiscal years, as set forth on pages 13-4 to 13-6 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference. The Company’s backlog at June 30, 2009 was $2,885,284,015 and at June 30, 2008 was $3,651,285,185. Approximately 80% of the Company’s backlog at June 30, 2009 is scheduled for delivery in the succeeding twelve months. The Company’s business generally is not seasonal in nature.

Environmental Regulation

The Company is subject to United States federal, state, local and foreign laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. Among other environmental laws, the Company is subject to the United States federal “Superfund” law, under which the Company has been designated as a “potentially responsible party” and may be liable for cleanup costs associated with various waste sites, some of which are on the United States Environmental Protection Agency’s Superfund priority list.

As of June 30, 2009, the Company is involved in environmental remediation at various manufacturing facilities presently or formerly operated by the Company and has been named as a “potentially responsible party,” along with other companies, at off-site waste disposal facilities and regional sites.

The Company believes that its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the Company. Compliance with environmental laws and regulations requires continuing management of efforts and expenditures by the Company. Compliance with environmental laws and regulations has not had in the past, and, the Company believes, will not have in the future, a material adverse effect on the capital expenditures, earnings, or competitive position of the Company.

As of June 30, 2009, the Company has a reserve of $13,891,137 for environmental matters which are probable and reasonably estimable. This reserve is recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

The Company’s estimated total liability for the above mentioned sites ranges from a minimum of $13,891,137 to a maximum of $74,197,967. The largest range for any one site is approximately $8,621,973. The actual costs to be incurred by the Company will be dependent on final determination of contamination, final determination of remedial action required, negotiations with federal and state agencies with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies, effectiveness of remedial technologies employed, the ability of the other responsible parties to pay, and any insurance or third-party recoveries.

Energy Matters and Sources and Availability of Raw Materials

The Company’s primary energy source for each of its business segments is electric power. While the Company cannot predict future costs of such electric power, the primary source for production of the required electric power will be coal from substantial, proven coal reserves available to electric utilities. The Company is subject to governmental regulations in regard to energy supplies in the United States and elsewhere. To date, the Company has not experienced any significant disruptions of its operations due to energy curtailments.

Steel, brass, aluminum, elastomeric and thermoplastic materials and chemicals are the principal raw materials used by the Company. These materials are available from numerous sources in quantities sufficient to meet the requirements of the Company.

Employees

The Company employed 51,639 persons as of June 30, 2009, of whom approximately 27,917 were employed by foreign subsidiaries.

Business Segment Information

The Company’s net sales, segment operating income and assets by business segment and net sales and long-lived assets by geographic area for the past three fiscal years, as set forth on pages 13-14 to 13-15 of Exhibit 13 to this Annual Report on Form 10-K, are incorporated into this section by reference.

Acquisitions

During fiscal year 2009, the Company completed a number of acquisitions. The description of these transactions, as set forth on page 13-21 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference.

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

The Company is subject to adverse changes in worldwide economic conditions and volatility in and tightening of the capital and credit markets.

The extended deterioration in worldwide economic conditions and the resulting volatility in and tightening of the capital and credit markets has had and may continue to have an adverse effect on the business, results of operations and financial condition of the Company and its distributors, customers and suppliers, and on the general economic activity in many of the industries and markets in which the Company and its distributors, customers and suppliers operate. These effects have, among other things, negatively impacted the level of capital expenditures and creditworthiness of the Company’s distributors, customers and suppliers, and, therefore, the Company’s revenues, operating profits and margins and order rates.

The Company remains focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash through various initiatives, including workforce reductions, salary freezes and short work weeks. There can be no assurance, however, that that these or any other initiatives or contingency plans implemented by the Company to further control costs will be successful.

The Company cannot predict the duration or severity of the deterioration in worldwide economic conditions and the resulting volatility in and tightening of the capital and credit markets or if or when conditions will improve. These conditions are highly unpredictable and beyond the Company’s control. If these conditions continue for a significant period of time or further deteriorate, however, the Company’s business, results of operations and financial condition could be materially adversely affected.

The Company is subject to risks relating to its foreign operations.

In fiscal 2009, approximately 44% of the Company’s net sales were derived from customers outside the United States. In addition, many of the Company’s manufacturing operations and suppliers are located outside the United States. The Company expects net sales from foreign markets to continue to represent a significant portion of its total net sales. The Company’s foreign operations are subject to risk in addition to those risks of its domestic operations, including:

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

If the Company is unable to successfully manage the risks associated with expanding its global business or adequately manage operational fluctuations internationally, the risks could have a material adverse effect on the Company’s business, results of operations or financial condition.

Demand for and supply of the Company’s products may be adversely affected by numerous factors, some of which the Company cannot predict or control, which would adversely affects its results of operations.

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

The Company’s suppliers of component parts may significantly and quickly increase their prices in response to increases in costs of raw materials that they use to manufacture the component parts. As a result, the Company may not be able to increase its prices commensurately with its increased costs. Consequently, the Company’s results of operations or financial condition could be materially and adversely affected.

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

The Company’s businesses expose it to potential product liability risks that are inherent in the design, manufacture and sale of its products and the products of third-party vendors that it uses or resells. Although the Company currently maintains what it believes to be suitable and adequate product liability insurance, there can be no assurance that the Company will be able to maintain its insurance on acceptable terms or that its insurance will provide adequate protection against all potential liabilities. In the event of a claim against it, a lack of sufficient insurance coverage could have a material adverse effect on the Company’s financial condition, liquidity and results of operations. Moreover, even if the Company maintains adequate insurance, a successful claim could still have a material adverse effect on its financial condition, liquidity and results of operations.

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

The Company’s operations necessitate the use and handling of hazardous materials and, as a result, it is subject to various United States federal, state and local laws and regulations, as well as foreign laws, designed to protect the environment and to regulate the discharge of materials into the environment. These laws impose penalties, fines and other sanctions for non-compliance and liability for response costs, property damages and personal injury resulting from past and current spills, disposals or other releases of, or the exposure to, hazardous materials. Among other laws, the Company is subject to the United States federal “Superfund” law, under which it has been designated as a “potentially responsible party” and may be liable for clean-up costs associated with various waste sites, some of which are on the United States Environmental Protection Agency’s Superfund priority list. The Company could incur substantial costs as a result of non-compliance with or liability for cleanup or other costs or damages under environmental laws, including the Superfund law.

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

The Company does business with the United States government and as such is subject to government regulations.

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

ITEM 1B. Unresolved Staff Comments. None.

ITEM 1C. Executive Officers of the Registrant.

The Company’s Executive Officers are as follows:

Name	Position	Officer Since(1)	Age as of 8/15/2009
Donald E. Washkewicz	Chairman of the Board, Chief Executive Officer and President	1997	59

Marwan M. Kashkoush	Executive Vice President – Sales, Marketing and Operations Support	2000	55

Name	Position	Officer Since(1)	Age as of 8/15/2009
Timothy K. Pistell	Executive Vice President – Finance and Administration and Chief Financial Officer	1993	62

Lee C. Banks	Executive Vice President and Operating Officer	2001	46

Robert P. Barker	Executive Vice President, Operating Officer and President – Aerospace Group	2003	59

Thomas L. Williams	Executive Vice President and Operating Officer	2005	50

Dana A. Dennis	Senior Vice President - Finance	1999	61

Robert W. Bond	Vice President and President – Fluid Connectors Group	2000	51

Michael Chung	Vice President and President – Asia Pacific Group	2008	46

Jeffery A. Cullman	Vice President and President – Hydraulics Group	2006	54

John G. Dedinsky, Jr.	Vice President – Global Supply Chain and Procurement	2006	52

Heinz Droxner	Vice President	2002	64

William G. Eline	Vice President – Chief Information Officer	2002	53

John R. Greco	Vice President and President – Instrumentation Group	2006	55

Thomas F. Healy	Vice President and President – Climate & Industrial Controls Group	2006	49

William R. Hoelting	Vice President – Tax	2007	52

Pamela J. Huggins	Vice President and Treasurer	2003	55

Kurt A. Keller	Vice President and President – Seal Group	2009	51

A. Ricardo Machado	Vice President and President – Latin America Group	2006	61

Jon P. Marten	Vice President and Controller	2008	53

M. Craig Maxwell	Vice President – Technology and Innovation	2003	51

Thomas A. Piraino, Jr.	Vice President, General Counsel and Secretary	1998	60

Name	Position	Officer Since(1)	Age as of 8/15/2009
Peter Popoff	Vice President and President – Filtration Group	2008	57

Charly Saulnier	Vice President and President – Europe, Middle East and Africa Group	2008	61

Daniel S. Serbin	Vice President – Human Resources	2005	55

Roger S. Sherrard	Vice President and President – Automation Group	2003	43

(1)	Officers of the Company are elected by the Board of Directors to serve for a term of one-year or until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Eline, Maxwell and Piraino and Ms. Huggins have served in the executive capacities indicated above opposite their respective names during each of the past five years.

Mr. Washkewicz has served as a Director of the Company since 2000. Mr. Washkewicz has been Chairman of the Board of Directors of the Company since October 2004, Chief Executive Officer of the Company since July 2001, and President since January 2007. He was previously the President of the Company from February 2000 to October 2004.

Mr. Kashkoush has been Executive Vice President – Sales, Marketing and Operations Support since October 2007. He was Corporate Vice President – Worldwide Sales and Marketing from October 2003 to October 2007.

Mr. Pistell has been Executive Vice President – Finance and Administration since April 2005 and has been Chief Financial Officer since April 2003. He was Vice President – Finance and Administration from April 2003 to April 2005.

Mr. Banks has been an Executive Vice President since August 2008 and has been an Operating Officer since November 2006. He was a Senior Vice President from November 2006 to August 2008, Vice President from October 2001 to November 2006, and President of the Hydraulics Group from October 2003 to November 2006.

Mr. Barker has been an Executive Vice President since August 2008 and has been an Operating Officer since November 2006 and President of the Aerospace Group since March 2003. He was a Senior Vice President from November 2006 to August 2008 and Vice President from April 2003 to November 2006.

Mr. Williams has been an Executive Vice President since August 2008 and has been an Operating Officer since November 2006. He was a Senior Vice President from November 2006 to August 2008, Vice President and President of the Instrumentation Group from March 2005 to November 2006, and Vice President – Operations of the Hydraulics Group from November 2003 to February 2005. He is also a director of Chart Industries, Inc.

Mr. Dennis has been Senior Vice President – Finance since August 2008. He was a Vice President from October 2001 to August 2008 and Controller from July 1999 to August 2008.

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

Mr. Cullman has been a Vice President and President of the Hydraulics Group since November 2006. He was Vice President –Operations of the Hydraulics Group from July 2002 to November 2006.

Mr. Dedinsky has been Vice President – Global Supply Chain and Procurement since January 2006. He was Vice President – Global Sourcing and Procurement from July 2004 to January 2006 and Vice President – Procurement from August 2000 to July 2004.

Mr. Droxner has been a Vice President since January 2002. He was President of the Seal Group from January 2002 to August 2009.

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

Mr. Hoelting has been Vice President – Tax since February 2007. He was Vice President – Taxation from January 1998 to February 2007.

Mr. Keller was elected Vice President and President of the Seal Group in August 2009. He was Vice President of Operations of the Seal Group from July 2005 to August 2009 and General Manager of O-Ring Division from April 1999 to July 2005.

Mr. Machado has been a Vice President since January 2006 and has been President of the Latin America Group since March 2000.

Mr. Marten has been Vice President and Controller since August 2008. He was an Assistant Controller of the Corporation from July 2007 to August 2008, Vice President and Controller of the Aerospace Group from October 2004 to July 2007, and Vice President and Controller of the Instrumentation Group from June 2003 to October 2004.

Mr. Popoff has been a Vice President and President of the Filtration Group since February 2008. He was Vice President – Operations of the Filtration Group from April 2006 to February 2008, Vice President/General Manager of the Global Racor Division from July 2004 to April 2006, and General Manager of the Racor Division from February 1987 to July 2004.

Mr. Saulnier has been Vice President and President of the Europe, Middle East and Africa Group since September 2008. He was President of Sales Companies – Europe, Middle East and Africa from January 2008 to September 2008 and Vice President – Operations of Sales Companies South from July 2001 to January 2008.

Mr. Serbin has been Vice President – Human Resources since May 2005. He was Vice President – Human Resources of the Fluid Connectors Group from October 2003 to April 2005.

Mr. Sherrard has been a Vice President since November 2003 and has been President of the Automation Group since March 2005. He was President of the Instrumentation Group from November 2003 to February 2005.

ITEM 2. Properties. The Company’s corporate headquarters is located in Cleveland, Ohio and, at June 30, 2009, the Company had 316 manufacturing plants and 307 distribution centers and sales and administrative offices throughout the world, none of which were individually material to its operations. The facilities are situated in 40 states within the United States and in 47 other countries. The Company owns the majority of its manufacturing plants and distribution centers, and its leased properties primarily consist of sales and administrative offices. The number of facilities used by each of the Company’s operating segments is summarized by type and geographic location in the tables below:

	Type of Facility
	Manufacturing Plants	Distribution Centers	Sales and Administrative Offices
Industrial	265	109	157
Aerospace	23	3	11
Climate & Industrial Controls	28	3	24
Total	316	115	192

	Geographic Location
	North America	Europe	Asia-Pacific	Latin America
Industrial	233	178	98	22
Aerospace	28	5	3	1
Climate & Industrial Controls	42	8	4	1
Total	303	191	105	24

Several facilities are shared among each of the Company’s operating segments. To avoid double counting, each shared facility is counted once, primarily in the Industrial Segment.

The Company believes that its properties have been adequately maintained, are in good condition generally and are suitable and adequate for its business as presently conducted. The extent to which the Company uses its properties varies by property and from time to time. The Company believes that its restructuring efforts have brought capacity levels closer to present and anticipated needs. Most of the Company’s manufacturing facilities remain capable of handling additional volume increases.

ITEM 3. Legal Proceedings. Parker ITR S.r.l. (Parker ITR), a subsidiary acquired on January 31, 2002, has been the subject of a number of lawsuits and regulatory investigations since April 27, 2007, when a grand jury in the Southern District of Florida issued a subpoena to Parker ITR and the Company requiring the production of documents, in particular documents related to communications with competitors and customers related to Parker ITR’s business unit that manufactures marine hose, typically used in oil transfer. The lawsuits and investigations relate to allegations that for a period of up to 21 years, the Parker ITR business unit that manufactures and sells marine hose conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States and in other jurisdictions.

On May 15, 2007, the European Commission issued its initial Request for Information to the Company and Parker ITR. On August 2, 2007, the Japan Fair Trade Commission (JFTC) requested that Parker ITR submit a report to the JFTC on specific topics related to its investigation of marine hose suppliers. Brazilian competition authorities and Korean competition authorities commenced their investigations on November 14, 2007 and January 17, 2008, respectively. The Australian Competition and Consumer Commission (“ACCC”) filed a statement of claim in the Federal Court of Australia on May 29, 2009 and named Parker ITR as a respondent. Parker ITR and the Company have cooperated with all of the regulatory authorities investigating the activities of the Parker ITR business unit that manufactures and sells marine hose and continue to cooperate with the investigations that remain ongoing.

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

In Brazil, Parker ITR filed a procedural defense in January 2008. The Brazilian competition authorities have not yet responded to Parker ITR’s filing. The Brazilian competition authorities’ investigation is ongoing and the Company and Parker ITR continue to cooperate. The Brazilian authorities appear to be investigating the period from 1999 through May 2007. Because the Brazilian competition authorities have not yet responded to Parker ITR’s initial filing, the potential outcome of this investigation is uncertain and will depend on the resolution of numerous issues not yet addressed at the current preliminary stage of the investigation.

In Korea, the Korean Fair Trade Commission (KFTC) submitted several questionnaires to Parker ITR in connection with their investigation of Parker ITR’s marine hose bidding activities in Korea from 1999 to May 2, 2007. Parker ITR responded to each questionnaire and continues to cooperate with the KFTC. The KFTC issued its final report on July 2, 2009, which imposed a fine of KRW 42 million (which, as of July 31, 2009, was approximately $34 thousand) on Parker ITR. Parker ITR must pay the fine on or before September 8, 2009.

The JFTC completed its investigation and issued an administrative order requiring Parker ITR to take certain actions, including passing a board resolution that prohibited the challenged conduct in the future and to send letters to Parker ITR’s customers and competitors in Japan stating that Parker ITR would not engage in the challenged conduct in Japan in the future. Parker ITR has complied with the JFTC administrative order.

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

Counsel for Parker ITR accepted service related to the ACCC’s statement of claim. A hearing was held in the matter on July 7, 2009. The matter was continued until certain other respondents are served. The ACCC appears to be investigating conduct for the period beginning as early as 1994 through 2007.

The Company and Parker ITR have reached a settlement of the class action litigation in the United States, which is subject to court approval. On February 17, 2009, Parker ITR entered into a separate agreement to settle possible private causes of action outside the United States.

ITEM 4. Submission of Matters to a Vote of Security Holders. None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market for the Registrant’s Common Equity. The Company’s common stock is listed for trading on the New York Stock Exchange. Information regarding stock price and dividend information with respect to the Company’s common stock, as set forth on page 13-40 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference. As of July 31, 2009, the number of shareholders of record of the Company was 4,513.

(b)	Use of Proceeds. Not Applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 through April 30, 2009	43,700	$37.95	43,700	9,738,400
May 1, 2009 through May 31, 2009	35,000	$44.88	35,000	9,703,400
June 1, 2009 through June 30, 2009	39,960	$44.25	39,960	9,663,440
Total:	118,660	$42.12	118,660	9,663,440

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3.0 million shares of its common stock. From time to time, the Board of Directors has adjusted the number of shares authorized for repurchase under this program. On January 28, 2009, the Finance Committee of the Board of Directors of the Company approved an increase in the number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was equal to 10 million. Subject to this overall limitation, each fiscal year the Company is authorized to repurchase an amount of common shares equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. There is no expiration date for this program.

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

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt, thereby limiting its exposure to changes in near-term interest rates. A 100 basis point increase in near-term interest rates would increase annual interest expense on variable rate debt by approximately $8,033,803.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

ITEM 9A. Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of fiscal year 2009. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of fiscal year 2009, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting set forth on page 13-41 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference. The Report of Independent Registered Public Accounting Firm set forth on pages 13-42 and 13-43 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information. None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance. Information required with respect to the Directors of the Company is set forth under the caption “Election of Directors” in the definitive Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders to be held October 28, 2009 (the “2009 Proxy Statement”) and is incorporated herein by reference. Information with respect to the executive officers of the Company is included in Part I, Item 1C hereof under the caption “Executive Officers of the Registrant”.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement is incorporated herein by reference.

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

The information set forth under the captions “Audit Committee Financial Experts” and “Report of the Audit Committee” in the 2009 Proxy Statement is incorporated herein by reference.

ITEM 11. Executive Compensation. The information set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Tables” in the 2009 Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information set forth under the caption “Principal Shareholders” in the 2009 Proxy Statement is incorporated herein by reference. The information set forth under the caption “Equity Compensation Plan Information” in the 2009 Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence. The information set forth under the captions “Certain Relationships and Related Transactions”, “Review and Approval of Transactions with Related Persons”, and “Director Independence” in the 2009 Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services. The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2009 Proxy Statement is incorporated herein by reference.

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

August 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title

DONALD E. WASHKEWICZ, Chairman of the Board of Directors and Chief Executive Officer; JON P. MARTEN, Principal Accounting Officer; LINDA S. HARTY, Director; WILLIAM E. KASSLING, Director; ROBERT J. KOHLHEPP, Director; GIULIO MAZZALUPI, Director; KLAUS-PETER MÜLLER, Director; CANDY M. OBOURN, Director; JOSEPH M. SCAMINACE, Director; WOLFGANG R. SCHMITT, Director; MARKOS I. TAMBAKERAS, Director; and JAMES L. WAINSCOTT, Director.

Date: August 27, 2009

/s/ Timothy K. Pistell
Timothy K. Pistell, Executive Vice President – Finance and Administration, Principal Financial Officer and Attorney-in-Fact

PARKER-HANNIFIN CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Reference
	Form 10-K Annual Report (Page)	Excerpt from Exhibit 13 (Page)
Data incorporated by reference from Exhibit 13:

Management’s Report on Internal Control over Financial Reporting	—	13 - 41

Report of Independent Registered Public Accounting Firm	—	13 - 42 to 13 - 44

Consolidated Statement of Income for the years ended June 30, 2009, 2008 and 2007	—	13 - 13

Consolidated Statement of Comprehensive Income for the years ended June 30, 2009, 2008 and 2007	—	13 - 13

Consolidated Balance Sheet at June 30, 2009 and 2008	—	13 - 16

Consolidated Statement of Cash Flows for the years ended June 30, 2009, 2008 and 2007	—	13 - 17

Notes to Consolidated Financial Statements	—	13 - 18 to 13 - 40

Schedule:

II - Valuation and Qualifying Accounts	F-2	—

Individual financial statements and related applicable schedules for the Registrant (separately) have been omitted because the Registrant is primarily an operating company and its subsidiaries are considered to be wholly-owned.

F-1

PARKER-HANNIFIN CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2007, 2008 and 2009

(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning Of Period	Additions Charged to Costs and Expenses	Other (Deductions)/ Additions (A)	Balance At End Of Period
Allowance for doubtful accounts:
Year ended June 30, 2007	$12,332	$2,133	$(2,810)	$11,655
Year ended June 30, 2008	$11,655	$8,470	$(3,282)	$16,843
Year ended June 30, 2009	$16,843	$9,157	$(6,185)	$19,815
Deferred tax asset valuation allowance:
Year ended June 30, 2007	$7,391	$20,788	$717	$28,896
Year ended June 30, 2008	$28,896	$53,324	$(3,589)	$78,631
Year ended June 30, 2009	$78,631	$28,377	$130	$107,138

(A)	For allowance for doubtful accounts, net balance of deductions due to uncollectible accounts charged off and additions due to acquisitions or recoveries. For defered tax asset valuation allowance, primarily represents adjustments due to acquisitions.

F-2

Exhibit Index

Exhibit No.	Description of Exhibit
Articles of Incorporation and By-Laws:

(3)(a)	Amended Articles of Incorporation incorporated by reference to Exhibit 3 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-4982).

(3)(b)	Code of Regulations, as amended, incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2007 (Commission File No. 1-4982).

Instruments Defining Rights of Security Holders:

(4)(a)	Shareholder Protection Rights Agreement, dated as of February 8, 2007, between the Registrant and National City Bank incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A filed on February 8, 2007 (Commission File No. 1-4982).

First Amendment to Shareholder Protection Rights Agreement, dated as of July 6, 2009, between the Registrant and Wells Fargo Bank, National Association, as successor to National City Bank.

The Registrant is a party to other instruments, copies of which will be furnished to the Commission upon request, defining the rights of holders of its long-term debt identified in Note 9 of the Notes to Consolidated Financial Statements on page 13-27 of Exhibit 13 hereto, which Note is incorporated herein by reference.

Material Contracts:

(10)(a)	Form of Parker-Hannifin Corporation Amended and Restated Change in Control Severance Agreement entered into by the Registrant and executive officers incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).*

(10)(b)	Parker-Hannifin Corporation Amended and Restated Change in Control Severance Plan incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).*

(10)(c)	Form of Indemnification Agreement entered into by the Registrant and its directors and executive officers incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission File No. 1-4982).*

(10)(d)	Form of Executive Life Insurance Agreement entered into by the Registrant and certain executives (including executive officers), as restated, incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-4982).*

(10)(e)	Form of Termination Agreement to the Executive Life Insurance Agreement entered into by the Registrant and executive officers incorporated by reference to Exhibit 10(g) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 1-4982).*

(10)(f)	Description of the Parker-Hannifin Corporation Officer Life Insurance Plan incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 1-4982).*

(10)(g)	Parker-Hannifin Corporation Amended and Restated Supplemental Executive Retirement Benefits Program.*

(10)(h)	Form of Notice of Change to Long Term Disability Benefit and Tax Election Form for certain executive officers incorporated by reference to Exhibit 10(j) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2007 (Commission File No. 1-4982).*

(10)(i)	Parker-Hannifin Corporation Amended and Restated 1993 Stock Incentive Program.*

(10)(j)	Parker-Hannifin Corporation Amended and Restated 2003 Stock Incentive Plan.*

(10)(k)	Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed with the Commission on September 26, 2005 (Commission File No. 1-4982).*

(10)(l)	Form of 2008 Notice of Grant of Stock Options with Tandem Stock Appreciation Rights for executive officers incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K/A filed with the Commission on September 5, 2007 (Commission File No. 1-4982).*

(10)(m)	Form of 2009 Notice of Stock Options Award with Tandem Stock Appreciation Rights for executive officers incorporated by reference to Exhibit 10(d) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).*

(10)(n)	Form of Notice of FY09 Target Incentive Bonus Award Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(e) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).*

(10)(o)	Form of 2007-08-09 Long Term Incentive Award Letter Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).*

(10)(p)	Form of 2008-09-10 Long Term Incentive Award Letter Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K/A filed with the Commission on September 5, 2007 (Commission File No. 1-4982).*

(10)(q)	Form of Notice of 2009-10-11 Long Term Incentive Award Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(f) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).*

(10)(r)	Form of Notice of FY09 Return on Net Assets Bonus Award Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(g) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).*

(10)(s)	Parker-Hannifin Corporation Summary of RONA Bonus Awards in Lieu of Certain Executive Perquisites incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).*

(10)(t)	Parker-Hannifin Corporation Amended and Restated Savings Restoration Plan incorporated by reference to Exhibit 10(i) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).*

(10)(u)	Parker-Hannifin Corporation Amended and Restated Pension Restoration Plan incorporated by reference to Exhibit 10(j) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).*

(10)(v)	Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan incorporated by reference to Exhibit 10(k) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).*

(10)(w)	Parker-Hannifin Corporation Volume Incentive Plan, as amended, incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2007(Commission File No. 1-4982).*

(10)(x)	Parker-Hannifin Corporation Sales Company Incentive Plan.*

(10)(y)	Amended and Restated Parker-Hannifin Corporation Non-Employee Directors’ Stock Plan incorporated by reference to Exhibit 10(x) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).*

(10)(z)	Parker-Hannifin Corporation Non-Employee Directors Stock Option Plan incorporated by reference to Exhibit 10(w) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).*

(10)(aa)	Parker-Hannifin Corporation Amended and Restated 2004 Non-Employee Directors’ Stock Incentive Plan.*

(10)(bb)	Form of 2007 Notice of Issuance of Restricted Stock for Non-Employee Directors incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).*

(10)(cc)	Form of 2008 Notice of Issuance of Restricted Stock for Non-Employee Directors incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-4982).*

(10)(dd)	Form of 2009 Notice of Issuance of Restricted Stock for Non-Employee Directors incorporated by reference to Exhibit 10(l) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).*

(10)(ee)	Amended 2009 Notice of Issuance of Restricted Stock for Non-Employee Directors issued to William E. Kassling dated March 11, 2009 incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2009 (Commission File No. 1-4982).*

(10)(ff)	Amended 2009 Notice of Issuance of Restricted Stock for Non-Employee Directors issued to Joseph M. Scaminace dated March 11, 2009 incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2009 (Commission File No. 1-4982).*

(10)(gg)	Amended 2009 Notice of Issuance of Restricted Stock for Non-Employee Directors issued to Wolfgang R. Schmitt dated March 11, 2009 incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2009 (Commission File No. 1-4982).*

(10)(hh)	Amended and Restated Deferred Compensation Plan for Directors of Parker-Hannifin Corporation incorporated by reference to Exhibit 10(m) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).*

(10)(ii)	Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 1, 2007, incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-4982).*

(10)(jj)	Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 1, 2008, incorporated by reference to Exhibit 10(n) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).*

(11)	Computation of Common Shares Outstanding and Earnings Per Share is incorporated by reference to Note 5 of the Notes to Consolidated Financial Statements on pages 13-24 to 13-25 of Exhibit 13 hereto.

(12)	Computation of Ratio of Earnings to Fixed Charges as of June 30, 2009.

(13)	Excerpts from Annual Report to Shareholders for the fiscal year ended June 30, 2009 which are incorporated herein by reference thereto.

(21)	List of subsidiaries of the Registrant.

(23)(a)	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.

(23)(b)	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.

(24)	Power of Attorney.

(31)(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

(31)(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements.

Shareholders may request a copy of any of the exhibits to this Annual Report on Form 10-K by writing to the Secretary, Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141.