Form 10-Q
period 2009-09-30
PARKER HANNIFIN CORP
filed 2009-11-03
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes  ☐    No  ☒

Number of Common Shares outstanding at September 30, 2009 160,691,446

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
Net sales	$2,237,165	$3,064,688
Cost of sales	1,800,945	2,337,222

Gross profit	436,220	727,466
Selling, general and administrative expenses	301,843	332,683
Interest expense	25,723	28,096
Other (income) expense, net	(5,375)	8,299

Income before income taxes	114,029	358,388
Income taxes	40,059	106,553

Net income	73,970	251,835
Less: Noncontrolling interest in subsidiaries’ earnings	477	1,659

Net income attributable to common shareholders	$73,493	$250,176

Earnings per share attributable to common shareholders:
Basic	$.46	$1.52
Diluted	$.45	$1.50
Cash dividends per common share	$.25	$.25

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	(Unaudited) September 30, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$189,849	$187,611
Accounts receivable, net	1,452,494	1,417,305
Inventories:
Finished products	528,316	514,495
Work in process	580,468	581,266
Raw materials	157,535	158,789

	1,266,319	1,254,550
Prepaid expenses	100,189	142,335
Deferred income taxes	124,640	121,980

Total current assets	3,133,491	3,123,781
Plant and equipment	4,810,205	4,705,060
Less accumulated depreciation	2,918,767	2,824,506

	1,891,438	1,880,554
Goodwill	2,964,321	2,903,077
Intangible assets, net	1,276,049	1,273,862
Other assets	671,874	674,628

Total assets	$9,937,173	$9,855,902

LIABILITIES
Current liabilities:
Notes payable	$304,083	$481,467
Accounts payable, trade	659,764	649,718
Accrued payrolls and other compensation	279,910	356,776
Accrued domestic and foreign taxes	152,262	113,107
Other accrued liabilities	439,318	404,686

Total current liabilities	1,835,337	2,005,754
Long-term debt	1,855,531	1,839,705
Pensions and other postretirement benefits	1,255,515	1,233,271
Deferred income taxes	187,907	183,457
Other liabilities	233,270	243,275

Total liabilities	5,367,560	5,505,462
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at September 30 and June 30	90,523	90,523
Additional capital	614,247	588,201
Retained earnings	5,747,734	5,722,038
Accumulated other comprehensive (loss)	(696,200)	(843,019)
Treasury shares, at cost; 20,354,682 shares at September 30 and 20,557,537 at June 30	(1,274,320)	(1,289,544)

Total shareholders’ equity	4,481,984	4,268,199
Noncontrolling interests	87,629	82,241

Total equity	4,569,613	4,350,440

Total liabilities and equity	$9,937,173	$9,855,902

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73,970	$251,835
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	64,165	64,057
Amortization	28,798	22,109
Stock compensation	26,436	20,655
Deferred income taxes	(16,011)	7,622
Foreign currency transaction (gain) loss	(4,096)	1,159
(Gain) loss on sale of plant and equipment	(2,194)	765
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,682)	118,791
Inventories	17,863	(89,651)
Prepaid expenses	42,962	5,783
Other assets	25,690	8,305
Accounts payable, trade	110	(83,240)
Accrued payrolls and other compensation	(82,069)	(75,045)
Accrued domestic and foreign taxes	29,760	59,149
Other accrued liabilities	35,792	3,849
Pensions and other postretirement benefits	25,177	15,588
Other liabilities	(3,618)	(24,384)

Net cash provided by operating activities	260,053	307,347
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less acquired cash of $119 in 2008)		(12,088)
Capital expenditures	(30,099)	(98,273)
Proceeds from sale of plant and equipment	4,422	7,437
Other	(1,334)	(8,004)

Net cash (used in) investing activities	(27,011)	(110,928)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,868	532
(Payments for) common shares	(5,000)	(413,959)
Tax benefit from share-based compensation	886	2,837
(Payments of) proceeds from notes payable, net	(190,983)	564,580
Proceeds from long-term borrowings	679	3,265
(Payments of) long-term borrowings	(6,975)	(6,287)
Dividends	(40,171)	(41,109)

Net cash (used in) provided by financing activities	(238,696)	109,859
Effect of exchange rate changes on cash	7,892	(23,999)

Net increase in cash and cash equivalents	2,238	282,279
Cash and cash equivalents at beginning of year	187,611	326,048

Cash and cash equivalents at end of period	$189,849	$608,327

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

	Three Months Ended September 30,
	2009	2008
Net sales
Industrial:
North America	$783,085	$1,107,077
International	850,250	1,223,192
Aerospace	416,856	478,473
Climate & Industrial Controls	186,974	255,946

Total	$2,237,165	$3,064,688

Segment operating income
Industrial:
North America	$76,171	$160,486
International	61,823	202,952
Aerospace	53,146	68,148
Climate & Industrial Controls	10,497	15,499

Total segment operating income	201,637	447,085
Corporate general and administrative expenses	26,302	40,374

Income from operations before interest expense and other	175,335	406,711
Interest expense	25,723	28,096
Other expense	35,583	20,227

Income before income taxes	$114,029	$358,388

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1.	Management representation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2009, the results of operations for the three months ended September 30, 2009 and 2008 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2009 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current year presentation. These include the adoption of new accounting rules regarding noncontrolling interests.

The Company has evaluated for disclosure subsequent events that have occurred up to November 3, 2009, the date of the filing of the Company’s Form 10-Q for the quarter ended September 30, 2009.

2.	New accounting pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board’s (FASB) new guidance regarding business combinations. This guidance changed the accounting for business combinations both during the period of acquisition and in subsequent periods. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations during the quarter ended September 30, 2009.

In December 2008, the FASB issued new guidance requiring detailed disclosures regarding the investment strategies, fair value measurements, and concentrations of risk of plan assets of a defined benefit pension or other postretirement plan. This guidance is effective for fiscal years ending after December 31, 2009, and the Company has not yet determined the impact it will have on the Company’s retirement benefits disclosures.

3.	Product warranty

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of September 30, 2009 and June 30, 2009 is immaterial to the financial position of the Company and the change in the accrual for both the current-year quarter and prior-year quarter was immaterial to the Company’s results of operations and cash flows.

4.	Earnings per share

The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008
Numerator:
Net income attributable to common shareholders	$73,493	$250,176
Denominator:
Basic - weighted average common shares	160,629,291	164,415,418
Increase in weighted average from dilutive effect of equity-based awards	1,411,494	2,497,798

Diluted - weighted average common shares, assuming exercise of equity-based awards	162,040,785	166,913,216

Basic earnings per share	$.46	$1.52
Diluted earnings per share	$.45	$1.50

At September 30, 2009 and 2008, 10,031,236 and 3,645,525 common shares, respectively, subject to equity-based awards were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

5.	Share repurchase program

The Company has a program to repurchase its common shares. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows and commercial paper borrowings, and the shares are initially held as treasury stock. The Company repurchased 105,930 shares of its common stock at an average price of $47.20 during the three-month period ended September 30, 2009 under this program.

6.	Business realignment charges

During the first quarter of fiscal 2010, the Company recorded a $19.3 million charge for the costs to structure its businesses in light of current and anticipated customer demand. The charge primarily consists of severance costs related to plant closures as well as general work force reductions implemented by various operating units throughout the world. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The Industrial Segment recognized $17.0 million of the total charge primarily for severance costs related to approximately 820 employees and the Climate & Industrial Controls Segment recognized $2.3 million of the total charge primarily for severance costs related to approximately 235 employees. The charge is presented primarily in the Cost of sales caption in the Consolidated Statement of Income for the three months ended September 30, 2009. As of September 30, 2009, approximately $5.9 million in severance payments have been made with the remaining payments expected to be made by June 30, 2010.

6.	Business realignment charges, continued

Additional charges to be recognized in future periods related to these specific actions are not expected to be significant. Business realignment charges were not material for the first quarter of fiscal 2009.

7.	Equity

Effective July 1, 2009, the Company adopted the FASB’s new guidance regarding the accounting for noncontrolling interests. The new rules require the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in Net income on the face of the Consolidated Statement of Income.

Changes in equity for the three months ended September 30, 2008 and September 30, 2009 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance July 1, 2008	$5,251,553	$78,589	$5,330,142
Net income	250,176	1,659	251,835
Other comprehensive income:
Foreign currency translation	(360,495)	(168)	(360,663)
Retirement benefits plan activity	8,000		8,000
Net unrealized (loss)	(1,400)		(1,400)

Total comprehensive income	(353,895)	(168)	(354,063)
Dividends paid	(41,109)		(41,109)
Stock incentive plan activity	30,994		30,994
Shares purchased at cost	(413,959)		(413,959)
Purchase of subsidiary shares		(825)	(825)
Retirement benefits plan activity	12,858		12,858

Balance September 30, 2008	$4,736,618	$79,255	$4,815,873

Balance July 1, 2009	$4,268,199	$82,241	$4,350,440
Net income	73,493	477	73,970
Other comprehensive income:
Foreign currency translation	137,968	4,911	142,879
Retirement benefits plan activity	8,887		8,887
Net unrealized (loss)	(36)		(36)

Total comprehensive income	146,819	4,911	151,730
Dividends paid	(40,171)		(40,171)
Stock incentive plan activity	29,575		29,575
Shares purchased at cost	(5,000)		(5,000)
Retirement benefits plan activity	9,069		9,069

Balance September 30, 2009	$4,481,984	$87,629	$4,569,613

7.	Equity, continued

With regards to other comprehensive income for shareholders’ equity, foreign currency translation is net of taxes of $9,995 and $20,938 for the three months ended September 30, 2009 and September 30, 2008, respectively. Retirement benefits plan activity is net of taxes of $5,022 and $4,775 for the three months ended September 30, 2009 and September 30, 2008, respectively. Net unrealized (loss) relates to marketable equity securities and cash flow hedging and is net of tax of $20 and $865 for the three months ended September 30, 2009 and September 30, 2008, respectively.

8.	Goodwill and intangible assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2009 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance June 30, 2009	$2,496,449	$98,709	$307,919	$2,903,077
Acquisitions
Foreign currency translation	55,854	16	1,975	57,845
Goodwill adjustments	3,399			3,399

Balance September 30, 2009	$2,555,702	$98,725	$309,894	$2,964,321

“Goodwill adjustments” primarily represented final adjustments to the purchase price allocation during the twelve-month period subsequent to the acquisition date and primarily involved the valuation of income tax liabilities.

Goodwill is tested for impairment on an annual basis, as of December 31, and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may not exceed its fair value. No such events or circumstances occurred during the three months ended September 30, 2009.

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2009		June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$122,207	$45,167	$119,811	$42,188
Trademarks	292,738	70,220	287,691	62,926
Customer lists and other	1,180,889	204,398	1,154,713	183,239

Total	$1,595,834	$319,785	$1,562,215	$288,353

8.	Goodwill and intangible assets, continued

Total intangible amortization expense for the three months ended September 30, 2009 was $28,055. The estimated amortization expense for the five years ending June 30, 2010 through 2014 is $112,096, $107,318, $94,627, $86,247 and $84,655, respectively.

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their carrying value. No such events or circumstances occurred during the three months ended September 30, 2009.

9.	Retirement benefits

Net periodic pension cost recognized included the following components:

	Three Months Ended September 30,
	2009	2008
Service cost	$19,067	$17,649
Interest cost	43,207	41,796
Expected return on plan assets	(43,332)	(46,551)
Amortization of prior service cost	3,155	3,339
Amortization of net actuarial loss	15,507	9,637
Amortization of initial net obligation (asset)	6	(16)

Net periodic benefit cost	$37,610	$25,854

Postretirement benefit cost recognized included the following components:

	Three Months Ended September 30,
	2009	2008
Service cost	$151	$380
Interest cost	926	1,425
Net amortization and deferral and other	(114)	(185)

Net periodic benefit cost	$963	$1,620

10.	Income taxes

As of September 30, 2009, the Company had gross unrecognized tax benefits of $150,129. The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate was $127,263. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $12,801.

The Company and its subsidiaries file income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company’s tax returns are subject to examination by taxing authorities throughout the world. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service (IRS) for fiscal years through 2005. All significant state and local and foreign tax returns have been examined for fiscal years through 2001. The Company believes that it is reasonably possible that within the next 12 months the IRS examination for fiscal years 2006 and 2007 will be settled. The Company anticipates that within the next 12 months the total amount of unrecognized tax benefits related to income inclusion items, loss deductions and loss carryforwards may be reduced by an amount up to $64 million due to the settlement of examinations and the expiration of statutes of limitation.

11.	Fair value measurement

On July 1, 2009, the Company adopted the FASB’s new guidance relating to fair value measurements of nonfinancial assets and nonfinancial liabilities. The adoption of this provision did not have a material effect on the Company’s financial position or results of operations.

The Company’s financial instruments consist primarily of investments in cash, cash equivalents and long-term investments as well as obligations under notes payable and long-term debt. Due to their short-term nature, the carrying values of Cash and cash equivalents, Investments and Notes payable approximate fair value. The carrying value of Long-term debt (excluding leases) was $1,912,541 and $1,889,844 at September 30, 2009 and June 30, 2009, respectively, and was estimated to have a fair value of $1,997,106 and $1,899,246 at September 30, 2009 and June 30, 2009, respectively. The fair value of Long-term debt was estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

The fair value of financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2009 follows:

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$3,340	$3,340	$		$
Derivatives	107			107
Liabilities:
Deferred compensation plans	107,858	107,858
Derivatives	3,088			3,088

The fair value of derivatives is calculated with a model that utilizes market observable inputs including both spot and forward prices for the same underlying currencies. Available for sale securities are measured at fair value using quoted market prices. The Company has established nonqualified deferred compensation programs which permit officers, directors and certain management employees to defer a portion of their compensation, on a pre-tax basis, until their termination of employment. Changes in the value of the compensation deferred under these programs are recognized based on the fair value of the participant’s investment elections.

12.	Contingencies

The Company is involved in various legal proceedings arising in the normal course of business, including proceedings based on product liability claims, workers’ compensation claims and alleged violations of various environmental laws. The Company is self-insured in the United States for health care, workers’ compensation, general liability and product liability up to predetermined amounts, above which third party insurance applies. Management regularly reviews the probable outcome of these proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and the established accruals for liabilities. While the outcome of pending proceedings cannot be predicted with certainty, management believes that any liabilities that may result from these proceedings will not have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

Parker ITR S.r.l. (Parker ITR), a subsidiary acquired on January 31, 2002, has been the subject of a number of lawsuits and regulatory investigations, which are more fully described in Part II, Item 1 of this Quarterly Report on Form 10-Q. Each of these lawsuits and regulatory investigations was also described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. The status of these lawsuits and regulatory investigations has not significantly changed since June 30, 2009. No additional accruals were recorded during the first quarter of fiscal 2010 relating to these lawsuits and regulatory investigations. The Company has made all required payments as of September 30, 2009 and has a remaining reserve of $2.9 million for future losses relating to these matters. Legal expenses related to these matters are being expensed as incurred and were insignificant in the first quarter of fiscal 2010.

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2008

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

The Company’s order rates provide a near-term perspective of the Company’s outlook particularly when viewed in the context of prior and future order rates. The Company publishes its order rates on a quarterly basis. The lead time between the time an order is received and revenue is realized generally ranges from one day to 12 weeks for mobile and industrial orders and from one day to 18 months for aerospace orders. The Company believes the leading economic indicators of these markets that have a strong correlation to the Company’s future order rates are as follows:

•	Purchasing Managers Index (PMI) on manufacturing activity specific to regions around the world with respect to most mobile and industrial markets;

•	Aircraft miles flown and revenue passenger miles for commercial aerospace markets and Department of Defense spending for military aerospace markets; and

•	Housing starts with respect to the North American residential air conditioning market.

A PMI above 50 indicates that the manufacturing activity specific to a region around the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. The PMI for the United States at the end of September 2009 was 52.6 and the PMI for the Eurozone countries at the end of September 2009 was 49.3. The PMI for the United States and the Eurozone countries have both sequentially increased from their June 2009 levels and the Company expects the sequential increase to continue in the short term, though beyond that period the PMI levels are difficult to predict.

With respect to the aerospace market, aircraft miles flown and revenue passenger miles have declined approximately four percent from their comparable fiscal 2009 levels. The Company anticipates that Department of Defense spending in fiscal 2010 will be about four percent higher than the 2009 level.

With respect to the North American residential air conditioning market, housing starts in September 2009 were approximately 28 percent lower than housing starts in September 2008. The Company anticipates the level of housing starts in fiscal 2010 will continue to be well below typical historical levels.

The Company also believes that there is a high negative correlation between interest rates and industrial manufacturing activity. Increases in interest rates typically have a negative impact on industrial production thereby lowering future order rates while decreases in interest rates typically have the opposite effect.

The Company remains focused on maintaining its financial strength through the current worldwide economic downturn by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company’s Win Strategy initiatives relating to growth and margin improvement are designed to assist in meeting this challenge. The Company has implemented several additional initiatives, including workforce reductions, salary freezes, and short work weeks, to reduce costs in response to current worldwide economic conditions and the corresponding decline in the Company’s order rates. The Company has also developed contingency plans to further control costs if economic conditions continue to deteriorate.

Despite the current economic conditions, the financial condition of the Company remains strong. The Company continues to generate substantial cash flows from operations, has controlled capital spending and has proactively managed working capital, with particular attention to collecting receivables from customers in financial difficulty. The Company has been able to borrow needed funds at affordable interest rates and currently has a debt to debt-equity ratio of 32.5 percent.

While current worldwide economic conditions necessitate that the Company concentrate its efforts on maintaining financial strength, the Company believes many opportunities for growth remain available. The Company will evaluate these opportunities as appropriate in the current environment in order to strongly position itself for when the economic recovery ultimately occurs. Major opportunities for growth are as follows:

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

Although the Company did not complete any acquisitions during the first quarter of fiscal 2010, acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess the strategic fit of its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.

The discussion below is structured to separately discuss the Consolidated Statement of Income, Results by Business Segment, Balance Sheet and Statement of Cash Flows.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended September 30,
(in millions)	2009	2008
Net sales	$2,237.2	$3,064.7
Gross profit	$436.2	$727.5
Gross profit margin	19.5%	23.7%
Selling, general and administrative expenses	$301.8	$332.7
Selling general and administrative expenses, as a percent of sales	13.5%	10.9%
Interest expense	$25.7	$28.1
Other (income) expense, net	$(5.4)	$8.3
Effective tax rate	35.1%	29.7%
Net income	$74.0	$251.8
Net income, as a percent of sales	3.3%	8.2%

Net sales for the first quarter of fiscal 2010 decreased 27.0 percent over the prior-year first quarter reflecting lower volume experienced in all Segments, with the largest decline in net sales being experienced in the Industrial Segment. Acquisitions made in the last 12 months contributed approximately $76 million in net sales and the effect of currency rate changes reduced net sales by $46 million.

Gross profit margin decreased primarily due to the lower sales volume, resulting in manufacturing inefficiencies as well as higher business realignment charges recorded in the current-year quarter.

Selling, general and administrative expenses decreased primarily due to the lower sales volume as well as lower incentive compensation.

Interest expense for the current-year quarter decreased 8.4 percent from the prior-year first quarter primarily due to lower average debt outstanding in the current-year quarter as well as lower interest rates on commercial paper borrowings.

Other (income) expense, net in the current-year quarter included income of $3.2 million related to the restructuring of our executive life insurance program. The prior-year quarter included a $7.7 million expense related to an investment and a $1.2 million expense related to a litigation settlement.

Effective tax rate for the current-year quarter was higher than the prior-year quarter primarily due to the recording of discrete tax items related to the settlement of tax audits. The Company expects the effective tax rate for fiscal 2010 to be approximately 30 percent.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three months ended September 30,
(in millions)	2009	2008
Net sales
North America	$783.1	$1,107.1
International	850.3	1,223.2
Operating income
North America	76.2	160.5
International	$61.8	$203.0
Operating income, as a percent of sales
North America	9.7%	14.5%
International	7.3%	16.6%
Backlog	$1,310.7	$1,590.2

The Industrial Segment operations experienced the following percentage changes in net sales in the current-year compared to the equivalent prior-year period:

Three months ended September 30, 2009
Industrial North America – as reported	(29.3)%
Acquisitions	(1.8)%
Currency	0.7%

Industrial North America – without acquisitions and currency	(30.4)%

Industrial International – as reported	(30.5)%
Acquisitions	(4.6)%
Currency	2.6%

Industrial International – without acquisitions and currency	(32.5)%

Total Industrial Segment – as reported	(29.9)%
Acquisitions	(3.3)%
Currency	1.7%

Total Industrial Segment – without acquisitions and currency	(31.5)%

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

Excluding the effects of acquisitions and currency exchange rates, the decrease in Industrial North American sales reflects lower demand experienced from distributors and end-users in virtually all markets, particularly in the construction equipment, heavy-duty truck, farm and agriculture equipment, and machine tool markets. The decline in Industrial International sales is primarily attributed to lower end-user demand experienced across most markets, with the largest decline in volume being experienced in Europe.

The decrease in both Industrial North American and Industrial International margins is primarily due to the lower sales volume, resulting in manufacturing inefficiencies as well as higher business realignment expenses in the current-year quarter.

Included in Industrial North American operating income are business realignment charges of $4.7 million and $0.9 million in the current-year quarter and prior-year quarter, respectively. Included in Industrial International operating income are business realignment charges of $12.3 million and $0.6 million in the current-year quarter and prior-year quarter, respectively. The business realignment expenses consist primarily of severance costs resulting from plant closures as well as general reductions in the work force. The Company anticipates realizing cost savings resulting from these severance costs of approximately $14 million in fiscal 2010 and $20 million in fiscal 2011. The amount of savings that is actually realized may be lower than expected if the Company needs to hire employees in the future as a result of an increase in end-user demand. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Industrial Segment. Such actions may include the necessity to record additional business realignment charges in fiscal 2010, the timing and amount of which has not been finalized at this time.

The decrease in backlog from the prior-year quarter is primarily due to lower order rates in both the Industrial North American and Industrial International businesses. The increase in backlog from the June 30, 2009 amount of $1,199.6 million is primarily due to higher order rates experienced in the Industrial International businesses compared with order rates in the fourth quarter of fiscal 2009. The Company anticipates Industrial North American sales for fiscal 2010 will decrease between 7.8 percent and 11.8 percent from the fiscal 2009 level and Industrial International sales for fiscal 2010 will decrease between 8.1 percent and 13.1 percent from the fiscal 2009 level. The lower sales levels in fiscal 2010 are primarily due to lower end-user demand expected in most markets. Industrial North American operating margins in fiscal 2010 are expected to range from 9.9 percent to 9.6 percent and Industrial International operating margins are expected to range from 6.7 percent to 6.2 percent. The lower Industrial International margin in fiscal 2010 primarily results from manufacturing inefficiencies.

Aerospace Segment

	Three months ended September 30,
(in millions)	2009	2008
Net sales	$416.9	$478.5
Operating income	$53.1	$68.1
Operating income, as a percent of sales	12.7%	14.2%
Backlog	$1,496.4	$1,736.6

The decrease in net sales in the Aerospace Segment is primarily due to a decrease in both commercial original equipment manufacturer (OEM) and aftermarket volume partially offset by higher military OEM and aftermarket volume. The decline in margin was primarily due to the lower sales volume partially offset by lower engineering development and operating costs.

The decrease in backlog from the prior-year quarter and the June 30, 2009 amount of $1,558.5 million was primarily due to lower order rates in the commercial OEM businesses. For fiscal 2010, sales are expected to decrease between 7.8 percent and 8.6 percent from the fiscal 2009 level primarily due to anticipated lower commercial OEM volume. Operating margins are expected to range from 11.4 percent to 11.0 percent. Further reductions in commercial aftermarket volume in future product mix and higher than expected new product development costs could result in lower margins.

Climate & Industrial Controls Segment

	Three months ended September 30,
(in millions)	2009	2008
Net sales	$187.0	$255.9
Operating income	$10.5	$15.5
Operating income, as a percent of sales	5.6%	6.1%
Backlog	$121.5	$139.9

The decrease in sales in the Climate & Industrial Controls Segment is primarily due to lower end-user demand in the residential air conditioning, heavy-duty truck and automotive markets. Current-year quarter sales reflect higher volume resulting from various governmental incentive programs in the automotive market. The effect of exchange rates reduced net sales by $6 million in the current-year quarter. Margins in the current-year quarter were lower than the prior-year level primarily due to the lower sales volume, resulting in manufacturing inefficiencies. Included in operating income are business realignment charges of $2.3 million and $0.6 million for the current-year quarter and prior-year quarter, respectively. The business realignment expenses primarily relate to severance costs resulting from plant closures. The Company expects to realize cost savings resulting from the severance costs incurred in connection with the plant closures of approximately $2 million in fiscal 2010 and $3 million in fiscal 2011. The amount of savings that is actually realized may be lower than expected if the Company needs to hire employees in the future as a result of an increase in end-user demand. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Climate & Industrial Controls Segment. Such actions may include the necessity to record additional business realignment charges in fiscal 2010, the timing and amount of which has not been finalized at this time.

The decrease in backlog from the prior-year quarter and the June 30, 2009 amount of $127.2 million is primarily due to lower orders in the residential air conditioning market. An increase in order rates in the automotive market in the current-year quarter helped to partially offset the backlog decline from June 30,

2009. For fiscal 2010, sales are expected to decrease between 10.5 percent and 12.9 percent from the fiscal 2009 level and operating margins are expected to range from 4.0 percent to 3.2 percent.

Corporate and Other

Corporate general and administrative expenses decreased to $26.3 million in the current-year quarter compared to $40.4 million in the prior-year quarter. As a percent of sales, corporate general and administrative expenses for the current-year quarter decreased to 1.2 percent compared to 1.3 percent in the prior-year quarter. The lower expense in the current-year quarter is primarily due to lower incentive compensation expenses.

Other expense (in the Business Segment Results) included the following:

	Three months ended September 30,
(in millions)	2009	2008
Expense (income)
Currency transaction loss (gain)	$2.9	$(7.4)
Stock compensation	23.1	20.7
Investment writedowns	0.6	7.7
Pensions	11.2	0.5
Other items, net	(2.2)	(1.3)

	$35.6	$20.2

The increase in pension expense in the current-year quarter primarily results from the use of a lower discount rate as well as a higher amount of actuarial losses being recognized as compared to the prior-year quarter.

BALANCE SHEET

(dollars in millions)	September 30, 2009	June 30, 2009
Accounts receivable	$1,452.5	$1,417.3
Inventories	1,266.3	1,254.6
Plant and equipment, net of accumulated depreciation	1,891.4	1,880.6
Goodwill	2,964.3	2,903.1
Intangible assets, net	1,276.0	1,273.9
Notes payable	304.1	481.5
Accounts payable, trade	659.8	649.7
Accrued payrolls and other compensation	279.9	356.8
Accrued domestic and foreign taxes	152.3	113.1
Shareholders’ equity	4,482.0	4,268.2
Working capital	$1,298.2	$1,118.0
Current ratio	1.71	1.56

Accounts receivable are primarily receivables due from customers for sales of product ($1,315 million at September 30, 2009 and $1,280 million at June 30, 2009). Days sales outstanding relating to trade accounts receivable increased to 54 days from 53 days at June 30, 2009. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.

Inventories increased primarily due to foreign currency rate changes. The Company continues to make a concerted effort to match inventory levels with current customer demand. Days supply of inventory was 77 days at September 30, 2009 and June 30, 2009.

Notes payable decreased since June 30, 2009 primarily due to payments made to reduce commercial paper borrowings.

Accounts payable, trade increased slightly from the June 30, 2009 balance as the Company continues to uphold a strong budgetary control environment in the current economic climate.

Accrued payrolls and other compensation decreased primarily due to the payment during the current-year quarter of incentive compensation amounts that had been accrued for as of June 30, 2009.

Accrued domestic and foreign taxes increased primarily due to the timing of tax payments.

Due to the weakening of the U.S. dollar, foreign currency translation adjustments resulted in an increase in Shareholders’ equity of $138 million during the current-year quarter. The translation adjustments primarily increased the balances of Accounts receivable, Inventories, Plant and equipment, Goodwill, Intangible assets, net and Long-term debt.

STATEMENT OF CASH FLOWS

	Three months ended September 30,
(in millions)	2009	2008
Cash provided by (used in):
Operating activities	$260.0	$307.3
Investing activities	(27.0)	(110.9)
Financing activities	(238.7)	109.9
Effect of exchange rates	7.9	(24.0)
Net increase in cash and cash equivalents	2.2	282.3

Cash flows from operating activities - The decrease in cash flow from operating activities is primarily due to lower Net income offset by an increase in cash provided from working capital. Cash flow from working capital increased due to lower inventory and accounts receivable levels offset by a decrease in accounts payable. The Company continues to manage working capital requirements, especially inventory.

Cash flow used in investing activities - Net cash used in investing activities decreased primarily due to no acquisition activity in the current-year quarter and decreased capital spending. Near-term economic uncertainties resulted in the Company reducing its acquisition activity and limiting capital expenditures.

Cash flow used in financing activities - In the prior year, the Company used its commercial paper borrowings to fund acquisition activity and share repurchases. The Company has been focused on repaying debt during the current-year quarter resulting in no acquisition activity and a significantly lower level of share repurchases.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of no more than 37 percent.

Debt to Debt-Equity Ratio (in millions)	September 30, 2009	June 30, 2009
Debt	$2,159.6	$2,321.1
Debt & Shareholders’ equity	$6,641.6	$6,589.4
Ratio	32.5%	35.2%

The Company has a line of credit totaling $1,500 million through a multi-currency revolving credit agreement with a group of banks, of which $1,260 million was available as of September 30, 2009. The credit agreement expires September 2012; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. A portion of the credit agreement supports the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch Ratings. These ratings are considered investment grade. The revolving credit agreement requires a facility fee of 4.5/100ths of one percent of the commitment per annum at the Company’s present rating level. The revolving credit agreement contains provisions that increase the facility fee of the credit agreement in the event the Company’s credit ratings are lowered. A lowering of the Company’s credit ratings would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

The Company’s credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. At the Company’s present rating level, the most restrictive financial covenants provide that the ratio of secured debt to net tangible assets be less than 10 percent. As of September 30, 2009, the ratio of secured debt to net tangible assets was less than one percent. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

The Company’s principal sources of liquidity are its cash flows provided from operating activities and borrowings either from or directly supported by its line of credit. Current events in the credit markets have adversely impacted the lending ability of many financial institutions thereby restricting the availability of credit to many companies; however, the Company’s ability to borrow has not been affected by the lack of credit availability and the Company does not foresee any impediments to borrow funds at affordable interest rates in the near future. While the economic outlook for the future remains uncertain, the Company’s ability to generate cash from its operations and ability to borrow directly from its line of credit or sources directly supported by its line of credit should be sufficient to support working capital needs, planned growth, benefit plan funding, dividend payments and share repurchases in the near term.

CRITICAL ACCOUNTING POLICIES

Impairment of Goodwill and Long-Lived assets - Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. For the Company, a reporting unit is one level below the operating segment level. Determining whether an impairment has occurred requires the valuation of the respective reporting unit, which the Company has consistently estimated using a discounted cash flow model. The Company believes that the use of a discounted cash flow model results in the most accurate calculation of a reporting unit’s fair value since the market value for a reporting unit is not readily available. The discounted cash flow analysis requires several assumptions, including future sales growth and operating margin levels, as well as assumptions regarding future industry specific market conditions. Each reporting unit regularly prepares discrete operating forecasts and uses these forecasts as the basis for the assumptions used in the discounted cash flow analyses. The Company has consistently used a discount rate commensurate with its cost of capital, adjusted for inherent business risks and has consistently used a terminal growth factor of 2.5 percent. The Company also reconciles the estimated aggregate fair value of its reporting units as derived from the discounted cash flow analyses to the Company’s overall market capitalization.

The Company continually monitors its reporting units for impairment indicators and updates assumptions used in the most recent calculation of the fair value of a reporting unit as appropriate. The results of the fiscal 2009 annual goodwill impairment test performed indicated that no goodwill impairment existed. However, eight reporting units with an aggregate goodwill balance of $731.7 million had an estimated fair value that the Company determined was not significantly in excess of their carrying value from both a quantitative and qualitative perspective. The Company compared the actual sales growth to the planned sales growth for these eight reporting units for the three months ended September 30, 2009. Five of the eight reporting units, with an aggregate goodwill balance of $434.3 million, experienced lower sales growth than what had been planned for the first quarter of fiscal 2010. The Company currently expects the actual fiscal 2010 sales growth for all its reporting units, including the five reporting units whose sales growth was below their planned growth in the first quarter of fiscal 2010, will be at least equal to their planned fiscal 2010 sales growth. One reporting unit, with a goodwill balance of $1.9 million, experienced a level of sales growth in the first quarter of fiscal 2010 that was below the planned sales growth by such a magnitude that if the same level of sales growth shortfall were to continue for the balance of fiscal 2010, the current fair value of the reporting unit may fall below its carrying value. The Company will continue to closely monitor the financial performance of this reporting unit during the second quarter of fiscal 2010.

If the current economic downturn worsens or the expected recovery is significantly delayed beyond what the Company anticipates, it is possible that the estimated fair value of certain reporting units could fall below their carrying value resulting in the necessity to conduct additional goodwill impairment tests.

Long-lived assets held for use, which primarily includes finite lived intangible assets and property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. During the first three months of fiscal 2010, there were no events or circumstances that indicated that the carrying value of the Company’s long-lived assets were not recoverable.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued new guidance requiring detailed disclosures regarding the investment strategies, fair value measurements, and concentrations of risk of plan assets of a defined benefit pension or other postretirement plan. This guidance is effective for fiscal years ending after December 31, 2009, and the Company has not yet determined the impact it will have on the Company’s retirement benefits disclosures.

FORWARD-LOOKING STATEMENTS

Forward-looking statements contained in this and other written and oral reports are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. All statements regarding future performance, earnings projections, events or developments are forward-looking statements. It is possible that the future performance and earnings projections of the Company may differ materially from current expectations, depending on economic conditions within its mobile, industrial and aerospace markets, and the Company’s ability to maintain and achieve anticipated benefits associated with announced realignment activities, strategic initiatives to improve operating margins and growth, innovation and global diversification initiatives. A change in the economic conditions in individual markets may have a particularly volatile effect on segment performance.

Among other factors which may affect future performance are:

•

changes in business relationships with and purchases by or from major customers, suppliers or distributors, including delays or cancellations in shipments, or significant changes in financial condition,

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

The Company makes these statements as of the date of this disclosure, and undertakes no obligation to update them.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company enters into forward exchange contracts and costless collar contracts, comprised of puts and calls, to reduce its exposure to fluctuations in both freely convertible and non-freely convertible foreign currencies. These contracts are with major financial institutions and the risk of loss is considered remote. None of these contracts were designated as hedging instruments. The Company does not hold or issue derivative financial instruments for trading purposes.

The contracts are recognized on the balance sheet as either assets or liabilities and are measured at fair value. Further information on the fair value of these contracts is provided in Note 11 to the Consolidated Financial Statements. The gain or loss on the adjustment to fair value is reported in Net income. The total fair value and carrying amount and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations.

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the first quarter of fiscal 2010. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 15, 2007, the European Commission issued its initial Request for Information to the Company and Parker ITR. On August 2, 2007, the Japan Fair Trade Commission (JFTC) requested that Parker ITR submit a report to the JFTC on specific topics related to its investigation of marine hose suppliers. Brazilian competition authorities and Korean competition authorities commenced their investigations on November 14, 2007 and January 17, 2008, respectively. The Australian Competition and Consumer Commission (ACCC) filed a statement of claim in the Federal Court of Australia on May 29, 2009 and named Parker ITR as a respondent. Parker ITR and the Company have cooperated with all of the regulatory authorities investigating the activities of the Parker ITR business unit that manufactures and sells marine hose and continue to cooperate with the investigations that remain ongoing.

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

In Korea, the Korean Fair Trade Commission (KFTC) submitted several questionnaires to Parker ITR in connection with their investigation of Parker ITR’s marine hose bidding activities in Korea from 1999 to May 2, 2007. Parker ITR responded to each questionnaire and cooperated with the KFTC. The KFTC issued its final report on July 2, 2009, which imposed a fine of KRW 42 million (which, as of July 31, 2009, was approximately $34 thousand) on Parker ITR. Parker ITR has paid this fine.

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

Counsel for Parker ITR accepted service related to the ACCC’s statement of claim and hearings have been held in the matter. The ACCC appears to be investigating conduct for the period beginning as early as 1994 through 2007. Parker ITR continues to cooperate with the ACCC.

The Company and Parker ITR have reached a settlement of the class action litigation in the United States, which is subject to court approval. On August 4, 2009, the court granted plaintiff’s motions for class certification and preliminary approval of the settlement agreement entered into by the Company and Parker ITR. On February 17, 2009, Parker ITR entered into a separate agreement to settle possible private causes of action outside the United States.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 through July 31, 2009	39,800		$43.55	39,800	9,623,640
August 1, 2009 through August 31, 2009	98,953	(2)	$48.17	34,500	9,589,140
September 1, 2009 through September 30, 2009	31,630		$50.83	31,630	9,557,510

Total:	170,383		$47.59	105,930	9,557,510

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3.0 million shares of its common stock. From time to time, the Board of Directors has adjusted the number of shares authorized for repurchase under this program. On January 28, 2009, the Finance Committee of the Board of Directors of the Company approved an increase in the number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was equal to 10 million. Subject to this overall limitation, each fiscal year the Company is authorized to repurchase an amount of common shares equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. There is no expiration date for this program.

(2)	Includes 64,453 shares surrendered to the Company by certain executive officers in order to satisfy tax withholding obligations on restricted stock issued under the Company’s Long Term Incentive Awards

ITEM 6.	Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

10(a)	Parker-Hannifin Corporation Amended and Restated Supplemental Executive Retirement Benefits Program.

10(b)	Parker-Hannifin Corporation Volume Incentive Plan incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on August 18, 2009 (Commission File No. 1-4982).

10(c)	Parker-Hannifin Corporation Claw-Back Policy incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 18, 2009 (Commission File No. 1-4982).

10(d)	Form of 2010 Notice of Stock Options with Tandem Stock Appreciation Rights for Executive Officers.

10(e)	Form of Notice of FY10 Target Incentive Bonus Award.

10(f)	Form of Notice of FY10 Target Incentive Bonus Award under the Parker-Hannifin Corporation Performance Bonus Plan.

10(g)	Form of Notice of 2010-11-12 Long Term Incentive Award under the Parker-Hannifin Corporation Performance Bonus Plan.

10(h)	Form of Notice of RONA Bonus Award under the Parker-Hannifin Corporation Performance Bonus Plan.

10(i)	Form of 2010 Notice of Issuance of Restricted Stock for Non-Employee Directors.

12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2009.

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the quarters ended September 30, 2009 and 2008, (ii) Consolidated Balance Sheet at September 30, 2009 and June 30, 2009, (iii) Consolidated Statement of Cash Flows for the three months ended September 30, 2009 and 2008 and (iv) Notes to Consolidated Financial Statements for the three months ended September 30, 2009.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Timothy K. Pistell
Timothy K. Pistell
Executive Vice President - Finance and Administration
and Chief Financial Officer

Date: November 3, 2009

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10(a)	Parker-Hannifin Corporation Amended and Restated Supplemental Executive Retirement Benefits Program.

10(b)	Parker-Hannifin Corporation Volume Incentive Plan incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on August 18, 2009 (Commission File No. 1-4982).

10(c)	Parker-Hannifin Corporation Claw-Back Policy incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 18, 2009 (Commission File No. 1-4982).

10(d)	Form of 2010 Notice of Stock Options with Tandem Stock Appreciation Rights for Executive Officers.

10(e)	Form of Notice of FY10 Target Incentive Bonus Award.

10(f)	Form of Notice of FY10 Target Incentive Bonus Award under the Parker-Hannifin Corporation Performance Bonus Plan.

10(g)	Form of Notice of 2010-11-12 Long Term Incentive Award under the Parker-Hannifin Corporation Performance Bonus Plan.

10(h)	Form of Notice of RONA Bonus Award under the Parker-Hannifin Corporation Performance Bonus Plan.

10(i)	Form of 2010 Notice of Issuance of Restricted Stock for Non-Employee Directors.

12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2009.

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the quarters ended September 30, 2009 and 2008, (ii) Consolidated Balance Sheet at September 30, 2009 and June 30, 2009, (iii) Consolidated Statement of Cash Flows for the three months ended September 30, 2009 and 2008 and (iv) Notes to Consolidated Financial Statements for the three months ended September 30, 2009.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.