Form 10-Q
period 2009-12-31
PARKER HANNIFIN CORP
filed 2010-02-04
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Number of Common Shares outstanding at December 31, 2009 160,799,431

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net sales	$2,354,708	$2,688,656	$4,591,873	$5,753,344
Cost of sales	1,869,481	2,121,450	3,670,426	4,458,672

Gross profit	485,227	567,206	921,447	1,294,672
Selling, general and administrative expenses	309,840	337,183	611,683	669,866
Interest expense	25,029	30,307	50,752	58,403
Other expense, net	8,123	483	2,748	8,782

Income before income taxes	142,235	199,233	256,264	557,621
Income taxes	37,272	42,472	77,331	149,025

Net income	$104,963	$156,761	$178,933	$408,596
Less: Noncontrolling interests	417	1,360	894	3,019

Net income attributable to common shareholders	$104,546	$155,401	$178,039	$405,577

Earnings per share attributable to common shareholders:
Basic	$.65	$.97	$1.11	$2.49
Diluted	$.64	$.96	$1.10	$2.47
Cash dividends per common share	$.25	$.25	$.50	$.50

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	(Unaudited)
	December 31, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$233,899	$187,611
Accounts receivable, net	1,368,449	1,417,305
Inventories:
Finished products	509,724	514,495
Work in process	566,483	581,266
Raw materials	156,772	158,789

	1,232,979	1,254,550
Prepaid expenses	98,989	142,335
Deferred income taxes	124,182	121,980

Total current assets	3,058,498	3,123,781
Plant and equipment	4,785,143	4,705,060
Less accumulated depreciation	2,942,393	2,824,506

	1,842,750	1,880,554
Goodwill	2,948,304	2,903,077
Intangible assets, net	1,254,982	1,273,862
Other assets	689,655	674,628

Total assets	$9,794,189	$9,855,902

LIABILITIES
Current liabilities:
Notes payable	$389,715	$481,467
Accounts payable, trade	692,721	649,718
Accrued payrolls and other compensation	261,835	356,776
Accrued domestic and foreign taxes	153,152	113,107
Other accrued liabilities	418,615	404,686

Total current liabilities	1,916,038	2,005,754
Long-term debt	1,554,088	1,839,705
Pensions and other postretirement benefits	1,258,258	1,233,271
Deferred income taxes	186,493	183,457
Other liabilities	241,526	243,275

Total liabilities	5,156,403	5,505,462
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at December 31 and June 30	90,523	90,523
Additional capital	624,906	588,201
Retained earnings	5,808,915	5,722,038
Accumulated other comprehensive (loss)	(705,524)	(843,019)
Treasury shares, at cost; 20,246,697 shares at December 31 and 20,557,537 shares at June 30	(1,266,793)	(1,289,544)

Total shareholders’ equity	4,552,027	4,268,199
Noncontrolling interests	85,759	82,241

Total equity	4,637,786	4,350,440

Total liabilities and shareholders’ equity	$9,794,189	$9,855,902

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$178,933	$408,596
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	128,919	127,173
Amortization	61,018	48,712
Stock-based compensation	37,060	28,451
Deferred income taxes	(39,165)	7,070
Foreign currency transaction (gain)	(1,136)	(8)
Loss on sale of plant and equipment	5,582	2,947
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	73,842	329,637
Inventories	44,867	(54,855)
Prepaid expenses	44,928	9,550
Other assets	19,454	47,127
Accounts payable, trade	36,522	(202,631)
Accrued payrolls and other compensation	(98,140)	(124,407)
Accrued domestic and foreign taxes	32,263	(45,560)
Other accrued liabilities	26,776	(86,505)
Pensions and other postretirement benefits	50,619	16,609
Other liabilities	3,908	(67,391)

Net cash provided by operating activities	606,250	444,515
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $24,191 in 2008)	—	(705,128)
Capital expenditures	(61,232)	(174,391)
Proceeds from sale of plant and equipment	5,665	10,550
Other	(14,310)	(2,973)

Net cash (used in) investing activities	(69,877)	(871,942)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	4,538	969
(Payments for) common shares	(10,000)	(433,960)
Tax benefit from share-based compensation	1,489	2,911
(Payments for) proceeds from notes payable, net	(378,174)	924,457
Proceeds from long-term borrowings	1,937	13,057
(Payments for) long-term borrowings	(23,696)	(26,086)
Dividends	(80,363)	(81,331)

Net cash (used in) provided by financing activities	(484,269)	400,017
Effect of exchange rate changes on cash	(5,816)	(36,648)

Net increase (decrease) in cash and cash equivalents	46,288	(64,058)
Cash and cash equivalents at beginning of year	187,611	326,048

Cash and cash equivalents at end of period	$233,899	$261,990

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net sales
Industrial:
North America	$847,208	$993,040	$1,630,293	$2,100,117
International	932,057	1,042,741	1,782,307	2,265,933
Aerospace	400,551	473,667	817,407	952,140
Climate & Industrial Controls	174,892	179,208	361,866	435,154

Total	$2,354,708	$2,688,656	$4,591,873	$5,753,344

Segment operating income
Industrial:
North America	$114,435	$107,615	$190,606	$268,101
International	82,636	115,122	144,459	318,074
Aerospace	41,026	69,658	94,172	137,806
Climate & Industrial Controls	6,144	(12,814)	16,641	2,685

Total segment operating income	244,241	279,581	445,878	726,666
Corporate general and administrative expenses	31,472	42,372	57,774	82,746

Income from operations before interest expense and other	212,769	237,209	388,104	643,920
Interest expense	25,029	30,307	50,752	58,403
Other expense	45,505	7,669	81,088	27,896

Income before income taxes	$142,235	$199,233	$256,264	$557,621

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1. Management representation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2009, the results of operations for the three and six months ended December 31, 2009 and 2008 and cash flows for the six months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2009 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current year presentation. These include the adoption of new accounting rules regarding noncontrolling interests.

The Company has evaluated for disclosure subsequent events that have occurred up to February 4, 2010, the date of the filing of the Company’s Form 10-Q for the quarter ended December 31, 2009.

2. New accounting pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board’s (FASB) new guidance regarding business combinations. This guidance changed the accounting for business combinations both during the period of acquisition and in subsequent periods. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations during the six months ended December 31, 2009.

In December 2008, the FASB issued new guidance requiring detailed disclosures regarding the investment strategies, fair value measurements and concentrations of risk of plan assets of a defined benefit pension or other postretirement plan. This guidance is effective for fiscal years ending after December 31, 2009, and the Company has not yet determined the impact it will have on the Company’s retirement benefits disclosures.

3. Product warranty

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of December 31, 2009 and June 30, 2009 is immaterial to the financial position of the Company and the change in the accrual for the current quarter and first six months of fiscal 2010 is immaterial to the Company’s results of operations and cash flows.

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands, except per share amounts

4. Earnings per share

The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended December 31, 2009 and 2008.

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Numerator:
Net income attributable to common shareholders	$104,546	$155,401	$178,039	$405,577
Denominator:
Basic - weighted average common shares	160,767,790	160,839,120	160,698,541	162,627,269
Increase in weighted average from dilutive effect of equity-based awards	1,976,998	916,466	1,679,541	1,644,797

Diluted - weighted average common shares, assuming exercise of equity-based awards	162,744,788	161,755,586	162,378,082	164,272,066

Basic earnings per share	$.65	$.97	$1.11	$2.49
Diluted earnings per share	$.64	$.96	$1.10	$2.47

For the three months ended December 31, 2009 and 2008, 7,905,697 and 9,904,439 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended December 31, 2009 and 2008, 9,729,440 and 4,694,129 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

5. Share repurchase program

The Company has a program to repurchase its common shares. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows and commercial paper borrowings, and the shares are initially held as treasury stock. During the three-month period ended December 31, 2009, the Company repurchased 91,902 shares of its common stock at an average price of $54.41 per share. Fiscal year-to-date, the Company repurchased 197,832 shares at an average price of $50.55 per share.

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands, except per share amounts

6. Business realignment charges

During the second quarter and first six months of fiscal 2010, the Company recorded charges of $7.1 million and $26.4 million, respectively, for the costs to structure its businesses in light of current and anticipated customer demand. The charges primarily consist of severance costs related to plant closures as well as general work force reductions implemented by various operating units throughout the world. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The Industrial Segment recognized $5.6 million and $22.7 million of the total charge for the second quarter and first six months of fiscal 2010, respectively, relating to approximately 195 and 1,015 employees, respectively. The Climate & Industrial Controls Segment recognized $0.9 million and $3.1 million of the total charge for the second quarter and first six months of fiscal 2010, respectively, relating to approximately 237 employees for the first six months of fiscal 2010. The Aerospace Segment recognized $0.6 million of the total charge for the second quarter and first six months of fiscal 2010 relating to approximately 50 employees. The charge is presented primarily in the Cost of sales caption in the Consolidated Statement of Income for the three and six months ended December 31, 2009. As of December 31, 2009, approximately $13.7 million in severance payments have been made with the remaining payments expected to be made by June 30, 2010.

During the second quarter and first six months of fiscal 2009, the Company recorded charges of $9.6 million and $11.7 million, respectively, for the costs to structure its businesses in light of current and anticipated customer demand. The charges primarily consisted of severance costs related to plant closures as well as general work force reductions implemented by various operating units throughout the world. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The Industrial Segment recognized $4.2 million and $5.7 million of the total charge for the second quarter and first six months of fiscal 2009, respectively, relating to approximately 1,000 and 1,075 employees, respectively. The Climate & Industrial Controls Segment recognized $5.4 million and $6.0 million of the total charge for the second quarter and first six months of fiscal 2009, respectively, relating to approximately 175 and 245 employees, respectively. The charge is presented primarily in the Cost of sales caption in the Consolidated Statement of Income for the three and six months ended December 31, 2008. All severance payments have been made.

Additional charges to be recognized in future periods related to the specific actions discussed above are not expected to be material.

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands, except per share amounts

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

Changes in equity for the three months ended December 31, 2008 and December 31, 2009 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance September 30, 2008	$4,736,618	$79,255	$4,815,873
Net income	155,401	1,360	156,761
Other comprehensive (loss) income:
Foreign currency translation	(279,655)	10,322	(269,333)
Retirement benefits plan activity	5,036		5,036
Net unrealized (loss)	(1,877)		(1,877)

Total comprehensive (loss) income	(121,095)	11,682	(109,413)
Dividends paid	(40,222)	(4,685)	(44,907)
Stock incentive plan activity	8,809		8,809
Shares purchased at cost	(20,001)		(20,001)
Acquisition activity		3,776	3,776

Balance December 31, 2008	$4,564,109	$90,028	$4,654,137

Balance September 30, 2009	$4,481,984	$87,629	$4,569,613
Net income	104,546	417	104,963
Other comprehensive (loss) income:
Foreign currency translation	(22,935)	(2,281)	(25,216)
Retirement benefits plan activity	13,169		13,169
Net unrealized gain	442		442

Total comprehensive (loss) income	95,222	(1,864)	93,358
Dividends paid	(40,192)	(6)	(40,198)
Stock incentive plan activity	13,552		13,552
Shares purchased at cost	(5,000)		(5,000)
Retirement benefits plan activity	6,461		6,461

Balance December 31, 2009	$4,552,027	$85,759	$4,637,786

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands, except per share amounts

7. Equity, continued

Changes in equity for the six months ended December 31, 2008 and December 31, 2009 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance July 1, 2008	$5,251,553	$78,589	$5,330,142
Net income	405,577	3,019	408,596
Other comprehensive (loss) income:
Foreign currency translation	(640,150)	10,154	(629,996)
Retirement benefits plan activity	13,036		13,036
Net unrealized (loss)	(3,277)		(3,277)

Total comprehensive (loss) income	(224,814)	13,173	(211,641)
Dividends paid	(81,331)	(4,685)	(86,016)
Stock incentive plan activity	39,802		39,802
Shares purchased at cost	(433,960)		(433,960)
Acquisition activity		3,776	3,776
Purchase of subsidiary shares		(825)	(825)
Retirement benefits plan activity	12,859		12,859

Balance December 31, 2008	$4,564,109	$90,028	$4,654,137

Balance July 1, 2009	$4,268,199	$82,241	$4,350,440
Net income	178,039	894	178,933
Other comprehensive (loss) income:
Foreign currency translation	115,033	2,630	117,663
Retirement benefits plan activity	22,056		22,056
Net unrealized gain	406		406

Total comprehensive income	315,534	3,524	319,058
Dividends paid	(80,363)	(6)	(80,369)
Stock incentive plan activity	43,127		43,127
Shares purchased at cost	(10,000)		(10,000)
Retirement benefits plan activity	15,530		15,530

Balance December 31, 2009	$4,552,027	$85,759	$4,637,786

With regard to other comprehensive income for shareholders’ equity, foreign currency translation is net of taxes of $5,199 and $3,253 for the three months ended December 31, 2009 and December 31, 2008, respectively, and $4,796 and $17,685 for the six months ended December 31, 2009 and December 31, 2008, respectively. Retirement benefits plan activity is net of taxes of $7,613 and $2,949 for the three months ended December 31, 2009 and December 31, 2008, respectively, and $12,635 and $7,723 for the six months ended December 31, 2009 and December 31, 2008, respectively. Net unrealized (loss) gain relates to marketable equity securities and cash flow hedging and is net of taxes of $275 and $1,159 for the three months ended December 31, 2009 and December 31, 2008, respectively, and $254 and $2,024 for the six months ended December 31, 2009 and December 31, 2008, respectively.

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands, except per share amounts

8. Goodwill and intangible assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2009 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance June 30, 2009	$2,496,449	$98,709	$307,919	$2,903,077
Foreign currency translation	42,229	8	1,734	43,971
Goodwill adjustments	1,256			1,256

Balance December 31, 2009	$2,539,934	$98,717	$309,653	$2,948,304

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

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	December 31, 2009		June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$121,406	$47,213	$119,811	$42,188
Trademarks	292,051	76,597	287,691	62,926
Customer lists and other	1,188,358	223,023	1,154,713	183,239

Total	$1,601,815	$346,833	$1,562,215	$288,353

Total intangible amortization expense for the six months ended December 31, 2009 was $61,018. The estimated amortization expense for the five years ending June 30, 2010 through 2014 is $112,719, $107,931, $95,160, $86,729 and $85,124, respectively.

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands, except per share amounts

9. Retirement benefits

Net periodic pension cost recognized included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Service cost	$17,316	$15,805	$36,383	$33,455
Interest cost	44,880	45,155	88,087	86,952
Expected return on plan assets	(44,152)	(47,222)	(87,484)	(93,773)
Amortization of prior service cost	3,351	2,230	6,506	5,635
Amortization of net actuarial loss	17,094	5,888	32,601	15,525
Amortization of initial net (asset) obligation	(14)	52	(8)	(30)

Net periodic benefit cost	$38,475	$21,908	$76,085	$47,764

Postretirement benefit cost recognized included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Service cost	$127	$380	$278	$759
Interest cost	1,037	1,425	1,963	2,850
Net amortization and deferral and other	(114)	(185)	(229)	(371)

Net periodic benefit cost	$1,050	$1,620	$2,012	$3,238

During the first six months of fiscal 2010, the Company made $22 million in cash contributions to its qualified defined benefit plans and expects to contribute approximately $118 million in cash to its qualified defined benefit plans during the last six months of fiscal 2010. The majority of the remaining cash contribution expected to be made in fiscal 2010 is discretionary.

10. Income taxes

As of December 31, 2009, the Company had gross unrecognized tax benefits of $141,596. The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate was $122,405. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $11,007.

The Company and its subsidiaries file income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company’s tax returns are subject to examination by taxing authorities throughout the world. The Company is no longer subject to examinations of its U.S. federal income tax returns by the Internal Revenue Service (IRS) for fiscal years through 2005. All significant state, local and foreign tax returns have been examined for fiscal years through 2001. The Company believes that it is reasonably possible that within the next 12 months the IRS examination for fiscal years 2006 and 2007 will be settled. The Company anticipates that within the next 12 months the total amount of unrecognized tax benefits related to income inclusion items, loss deductions and loss carryforwards may be reduced by an amount of up to $65 million due to the settlement of examinations and the expiration of statutes of limitation.

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands, except per share amounts

11. Fair value measurement

On July 1, 2009, the Company adopted the FASB’s new guidance relating to fair value measurements of nonfinancial assets and nonfinancial liabilities. The adoption of this provision did not have a material effect on the Company’s financial position or results of operations.

The Company’s financial instruments consist primarily of investments in cash, cash equivalents and long-term investments as well as obligations under notes payable and long-term debt. Due to their short-term nature, the carrying values of Cash and cash equivalents, Investments and Notes payable approximate fair value. The carrying value of Long-term debt (excluding leases) was $1,881,971 and $1,889,844 at December 31, 2009 and June 30, 2009, respectively, and was estimated to have a fair value of $1,984,434 and $1,899,246 at December 31, 2009 and June 30, 2009, respectively. The fair value of Long-term debt was estimated using discounted cash flow analyses assuming current interest rates for similar types of borrowing arrangements and maturities.

The fair value of financial assets and financial liabilities that were measured at fair value on a recurring basis at December 31, 2009 follows:

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Available for sale equity securities	$3,959	$3,959	$		$
Derivatives	229			229
Liabilities:
Deferred compensation Plans	112,951	112,951
Derivatives	2,945			2,945

Available for sale equity securities consists of an investment in an electronic and electrical equipment company, the fair of which is measured using quoted market prices. Derivatives primarily consist of costless collar contracts, the fair value of which is calculated through a model that utilizes market observable inputs including both spot and forward prices for the same underlying currencies. The Company has established nonqualified deferred compensation programs which permit officers, directors and certain management employees to defer a portion of their compensation, on a pre-tax basis, until their termination of employment. Changes in the value of the compensation deferred under these programs are recognized based on quoted market prices for the participants’ investment elections.

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands, except per share amounts

12. Contingencies

The Company is involved in various litigation matters arising in the normal course of business, including proceedings based on product liability claims, workers’ compensation claims and alleged violations of various environmental laws. The Company is self-insured in the United States for health care, workers’ compensation, general liability and product liability up to predetermined amounts, above which, subject to certain limitations, third-party insurance applies. Management regularly reviews the probable outcome of these proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and the established accruals for liabilities. While the outcome of pending proceedings cannot be predicted with certainty, management believes that any liabilities that may result from these proceedings will not have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

Parker ITR S.r.l. (Parker ITR), a subsidiary acquired on January 31, 2002, has been the subject of a number of lawsuits and regulatory investigations, which are more fully described in Part II, Item 1 of this Quarterly Report on Form 10-Q. Each of these lawsuits and regulatory investigations was also described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

With respect to the class action lawsuits, the Company recognized $20,000 in expense in fiscal 2008 and $2,322 in expense in fiscal 2009, $1,167 of which was recognized in the first six months of fiscal 2009. No expenses related to the class action lawsuits were recognized during the first six months of fiscal 2010. With respect to the regulatory investigations, the Company recognized $35,084 in expense in fiscal 2009, none of which was recognized during the first six months of fiscal 2009, and recognized $189 in expense during the first six months of fiscal 2010.

The Company has made all required payments relating to the class action lawsuits and regulatory investigations. With respect to the class action lawsuits, the Company made payments of $22,322 in fiscal 2009, none of which were made during the first six months of fiscal 2009, and made no payments in the first six months of fiscal 2010. With respect to the regulatory investigations, the Company made payments of $32,794 in fiscal 2009, none of which were made during the first six months of fiscal 2009, and made payments of $35 in the first six months of fiscal 2010. As of December 31, 2009, the Company had a remaining reserve of $2,444 related to the class action lawsuits and regulatory investigations.

Legal expenses related to these matters are being expensed as incurred and totaled $797 and $659 for the second quarter of fiscal 2010 and 2009, respectively, and $1,081 and $1,804 during the first six months of fiscal 2010 and 2009, respectively.

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

AND COMPARABLE PERIODS ENDED DECEMBER 31, 2008

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

A PMI above 50 indicates that the manufacturing activity specific to a region around the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. The PMI for the United States at the end of December 2009 was 55.9 and the PMI for the Eurozone countries at the end of December 2009 was 51.6. The PMI for the United States and the Eurozone countries have both sequentially increased from their June 2009 levels and the Company expects the sequential increase to continue in the short term, though beyond that period the PMI levels are difficult to predict.

With respect to the aerospace market, the latest available information the Company has indicates that aircraft miles flown and revenue passenger miles have declined approximately five percent and three percent, respectively, from their comparable fiscal 2009 levels. The Company anticipates that Department of Defense spending in fiscal 2010 will be about two percent higher than the fiscal 2009 level.

With respect to the North American residential air conditioning market, housing starts in December 2009 were slightly above housing starts in December 2008. The Company does not anticipate the level of housing starts for the remainder of fiscal 2010 to be significantly higher than the comparable prior year levels.

The Company also believes that there is a high negative correlation between interest rates and industrial manufacturing activity. Increases in interest rates typically have a negative impact on industrial production thereby lowering future order rates while decreases in interest rates typically have the opposite effect.

The Company remains focused on maintaining its financial strength in the current worldwide economic environment and through the ultimate expected recovery by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company’s Win Strategy initiatives relating to growth and margin improvement are designed to assist in meeting these challenges. The Company has implemented several additional initiatives, including workforce reductions and salary freezes, to reduce costs in response to current worldwide economic conditions and the corresponding decline in the Company’s order rates. The Company has also developed contingency plans to further control costs if the ultimate recovery of the current economic environment is significantly delayed beyond what the Company anticipates.

Despite the current worldwide economic environment, the financial condition of the Company remains strong. The Company continues to generate substantial cash flows from operations, has controlled capital spending and has proactively managed working capital. The Company has been able to borrow needed funds at affordable interest rates and currently has a debt to debt-equity ratio of 29.9 percent.

While the current worldwide economic environment necessitates that the Company concentrate its efforts on maintaining financial strength, the Company believes many opportunities for growth remain available. The Company will evaluate these opportunities as appropriate in the current environment in order to strongly position itself for the economic recovery as it occurs. Major opportunities for growth are as follows:

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

Although the Company did not complete any acquisitions during the first six months of fiscal 2010, acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess the strategic fit of its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.

The discussion below is structured to separately discuss the Consolidated Statement of Income, Results by Business Segment, Balance Sheet and Statement of Cash Flows.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2009	2008	2009	2008
Net sales	$2,354.7	$2,688.7	$4,591.9	$5,753.3
Gross profit	$485.2	$567.2	$921.4	$1,294.7
Gross profit margin	20.6%	21.1%	20.1%	22.5%
Selling, general and administrative expenses	$309.8	$337.2	$611.7	$669.9
Selling, general and administrative expenses, as a percent of sales	13.2%	12.5%	13.3%	11.6%
Interest expense	$25.0	$30.3	$50.8	$58.4
Other expense, net	$8.1	$0.5	$2.7	$8.8
Effective tax rate	26.2%	21.3%	30.2%	26.7%
Net income	$105.0	$156.8	$178.9	$408.6
Net income, as a percent of sales	4.5%	5.8%	3.9%	7.1%

Net sales for the current-year quarter and first six months of fiscal 2010 declined 12.4 percent and 20.2 percent, respectively, over the comparable prior-year net sales amounts reflecting lower sales in all segments. Acquisitions made in the last 12 months contributed approximately $7 million and $83 million in sales in the current-year quarter and first six months of fiscal 2010, respectively. The effect of currency rate changes increased net sales by approximately $101 million and $55 million in the current-year quarter and first six months of fiscal 2010, respectively.

Gross profit margin decreased for the current-year quarter and first six months of fiscal 2010 primarily due to a combination of the lower sales volume, resulting in manufacturing inefficiencies, as well as higher business realignment expenses recorded in the first six months of fiscal 2010 as compared to the prior-year first six months.

Selling, general and administrative expenses decreased for the current-year quarter and first six months of fiscal 2010 primarily due to the lower sales volume as well as lower incentive compensation.

Interest expense for the current-year quarter and first six months of fiscal 2010 decreased primarily due to lower average debt outstanding as well as lower interest rates on commercial paper borrowings.

Other expense, net for the current-year quarter and first six months of fiscal 2010 included $7.7 million of asset writedowns, including assets related to a business that is being held for sale. Other expense, net for the first six months of fiscal 2010 also includes income of $3.2 million related to the restructuring of the Company’s executive life insurance program. Other expense, net for the first six months of fiscal 2009 included a $7.7 million expense related to an investment and a $1.2 million expense related to a litigation settlement.

Effective tax rate for the current-year quarter and first six months of fiscal 2010 was higher than the prior-year quarter and first six months of fiscal 2009 primarily due to the recording of discrete tax items related to the settlement of tax audits. The Company expects the effective tax rate for fiscal 2010 will be approximately 29 percent.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2009	2008	2009	2008
Net sales
North America	$847.2	$993.0	$1,630.3	$2,100.1
International	932.1	1,042.7	1,782.3	2,265.9
Operating income
North America	114.4	107.6	190.6	268.1
International	$82.6	$115.1	$144.5	$318.1
Operating margin
North America	13.5%	10.8%	11.7%	12.8%
International	8.9%	11.0%	8.1%	14.0%
Backlog	$1,318.2	$1,388.1	$1,318.2	$1,388.1

The Industrial Segment operations experienced the following percentage changes in net sales in the current-year compared to the equivalent prior-year period:

	Period ending December 31
	Three months	Six months
Industrial North America – as reported	(14.7)%	(22.4)%
Acquisitions	(0.4)%	(1.1)%
Currency	(0.7)%	0.0%

Industrial North America – without acquisitions and currency	(15.8)%	(23.5)%

Industrial International – as reported	(10.6)%	(21.3)%
Acquisitions	(0.3)%	(2.6)%
Currency	(8.3)%	(2.5)%

Industrial International – without acquisitions and currency	(19.2)%	(26.4)%

Total Industrial Segment – as reported	(12.6)%	(21.8)%
Acquisitions	(0.4)%	(1.9)%
Currency	(4.6)%	(1.3)%

Total Industrial Segment – without acquisitions and currency	(17.6)%	(25.0)%

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

Excluding the effects of acquisitions and currency exchange rates, the decrease in Industrial North American sales for the current-year quarter and first six months of fiscal 2010 reflects lower demand experienced from distributors and end-users in virtually all markets, particularly in the construction equipment, heavy-duty truck, farm and agriculture equipment and machine tool markets. The rate of the decline in end-user demand in a number of markets lessened in the latter part of the current-year quarter. The decline in Industrial International sales for the current-year quarter and first six months of fiscal 2010 is primarily attributed to lower end-user demand experienced across most markets, with the largest decline in volume being experienced in Europe.

Margins in the Industrial North American businesses for the current-year quarter and first six months of fiscal 2010 were adversely affected by the lower sales volume. However, cost control measures and business realignment actions implemented throughout the Industrial North American operations in the past 12 months resulted in the higher margins for the current-year quarter and helped to mitigate the degree of the margin decline for the first six months of fiscal 2010. The decrease in Industrial International margins for the current-year quarter and first six months of fiscal 2010 is primarily due to the lower sales volume, resulting in manufacturing inefficiencies.

Included in Industrial North American operating income are business realignment charges of $3.6 million and $1.7 million in the current-year quarter and prior-year quarter, respectively, and $8.3 million and $2.6 million for the first six months of fiscal 2010 and 2009, respectively. Included in Industrial International operating income are business realignment charges of $2.0 million and $2.5 million in the current-year quarter and prior-year quarter, respectively, and $14.4 million and $3.1 million for the first six months of fiscal 2010 and 2009, respectively. The business realignment expenses consist primarily of severance costs resulting from plant closures as well as general reductions in the work force. The Company anticipates realizing cost savings resulting from the workforce reductions during the first six months of fiscal 2010 of approximately $18 million in fiscal 2010 and $27 million in fiscal 2011. The amount of savings that is actually realized may be lower than expected if the Company needs to hire employees in the future as a result of an increase in end-user demand. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Industrial Segment. Such actions may include the necessity to record additional business realignment charges in fiscal 2010, the timing and amount of which has not been finalized.

The decrease in backlog from the prior-year quarter is primarily due to lower order rates in both the Industrial North American and Industrial International businesses. The increase in backlog from the June 30, 2009 amount of $1,199.6 million is primarily due to higher order rates in both the Industrial North American and Industrial International businesses during the current-year quarter as compared to both the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010. The Company anticipates Industrial North American sales for fiscal 2010 will decrease between 6.3 percent and 10.3 percent from the fiscal 2009 level and Industrial International sales for fiscal 2010 will decrease between 1.4 percent and 6.4 percent from the fiscal 2009 level. The lower sales levels in fiscal 2010 are primarily due to lower end-user demand expected in most markets. Industrial North American operating margins in fiscal 2010 are expected to range from 12.4 percent to 12.6 percent and Industrial International operating margins are expected to range from 8.4 percent to 8.8 percent.

Aerospace Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2009	2008	2009	2008
Net sales	$400.6	$473.7	$817.4	$952.1
Operating income	$41.0	$69.7	$94.2	$137.8
Operating margin	10.2%	14.7%	11.5%	14.5%
Backlog	$1,458.7	$1,738.0	$1,458.7	$1,738.0

The decrease in net sales in the current-year quarter in the Aerospace Segment is primarily due to lower commercial and military original equipment manufacturer (OEM) volume and lower commercial aftermarket volume. The decrease in sales for the first six months of fiscal 2010 is primarily due to lower commercial OEM and aftermarket volume, partially offset by higher military OEM and aftermarket volume. The lower margins in the current-year quarter and first six months of fiscal 2010 were primarily due to the lower sales volume, particularly in the higher margin commercial aftermarket businesses, partially offset by lower operating costs.

The decline in backlog from the prior-year quarter is primarily due to lower order rates in both the commercial and military OEM and aftermarket businesses. Backlog declined from the June 30, 2009 amount of $1,558.5 million primarily due to lower order rates in the commercial OEM and aftermarket businesses partially offset by higher order rates in the military aftermarket businesses. For fiscal 2010, sales are expected to decrease between 7.9 percent and 8.7 percent from the fiscal 2009 level primarily due to anticipated lower commercial OEM volume. Operating margins are expected to range from 11.1 percent to 11.4 percent. Further reductions in commercial aftermarket volume in future product mix and higher than expected new product development costs could result in lower margins.

Climate & Industrial Controls Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2009	2008	2009	2008
Net sales	$174.9	$179.2	$361.9	$435.2
Operating income (loss)	$6.1	$(12.8)	$16.6	$2.7
Operating margin	3.5%	(7.2)%	4.6%	0.6%
Backlog	$130.5	$131.5	$130.5	$131.5

The decrease in net sales in the Climate & Industrial Controls Segment in the current-year quarter and first six months of fiscal 2010 is primarily due to lower end-user demand in most markets, most notably in the residential air conditioning and automotive markets. Margins in the current-year quarter and first six months of fiscal 2010 were higher primarily due to the benefits of cost control measures and past business realignment actions more than offsetting the effect of the decline in sales volume. Included in operating income are business realignment charges of $0.9 million and $5.4 million for the current-year quarter and prior-year quarter, respectively, and $3.1 million and $6.0 million in the first six months of fiscal 2010 and 2009, respectively. The business realignment expenses primarily relate to severance costs resulting from plant closures. The Company expects to realize cost savings resulting from the severance costs incurred during the first six months of fiscal 2010 of approximately $2 million in fiscal 2010 and $3 million in fiscal 2011. The amount of savings that is actually realized may be lower than expected if the Company needs to hire employees in the future as a result of an increase in end-user demand. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Climate & Industrial Controls Segment. Such actions may include the necessity to record additional business realignment charges in fiscal 2010, the timing and amount of which has not been finalized.

The decrease in backlog from the prior-year quarter is primarily due to lower orders in most markets, most notably in the automotive market. Backlog increased from the June 30, 2009 amount of $127.2 million reflecting higher order rates in most markets during the current-year quarter. For fiscal 2010, sales are expected to decrease between 4.3 percent and 6.7 percent from the fiscal 2009 level and operating margins are expected to range from 5.6 percent to 6.2 percent.

Corporate and Other

Corporate general and administrative expenses were $31.5 million in the current-year quarter compared to $42.4 million in the prior-year quarter and were $57.8 million for the first six months of fiscal 2010 compared to $82.7 million for the first six months of fiscal 2009. As a percent of sales, corporate general and administrative expenses for the current-year quarter decreased to 1.3 percent compared to 1.6 percent for the prior-year quarter and decreased to 1.3 percent for the first six months of fiscal 2010 compared to 1.4 percent for the first six months of fiscal 2009. The lower expense for the current-year quarter and first six months of fiscal 2010 is primarily due to lower incentive compensation expenses.

Other expense (in the Business Segment Results) included the following:

(in millions)	Three months ended December 31,		Six months ended December 31,
Expense (income)	2009	2008	2009	2008
Currency transaction loss (gain)	$5.1	$0.3	$7.9	$(7.1)
Stock compensation	7.4	7.8	30.5	28.5
Asset writedowns	7.7	1.7	7.7	2.6
Pensions	13.7	1.4	25.0	1.9
Other items, net	11.6	(3.5)	10.0	2.0

	$45.5	$7.7	$81.1	$27.9

BALANCE SHEET

(dollars in millions)	December 31, 2009	June 30, 2009
Accounts receivable	$1,368.4	$1,417.3
Inventories	1,233.0	1,254.6
Plant and equipment, net of accumulated depreciation	1,842.8	1,880.6
Goodwill	2,948.3	2,903.1
Intangible assets, net	1,255.0	1,273.9
Notes payable	389.7	481.5
Accounts payable, trade	692.7	649.7
Accrued payrolls and other compensation	261.8	356.8
Accrued domestic and foreign taxes	153.2	113.1
Shareholders’ equity	4,552.0	4,268.2
Working capital	$1,142.5	$1,118.0
Current ratio	1.60	1.56

Accounts receivable are primarily receivables due from customers for sales of product ($1,218 million at December 31, 2009 and $1,280 million at June 30, 2009). Days sales outstanding relating to trade accounts receivable decreased to 48 days from 53 days at June 30, 2009. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.

Inventories decreased due to the Company’s concerted effort to match inventory levels with current customer demand. Days supply of inventory was 72 days at December 31, 2009 and 77 days at June 30, 2009.

Notes payable decreased since June 30, 2009 primarily due to payments made to reduce commercial paper borrowings partially offset by debt reclassed from long-term to current.

Accounts payable, trade increased from the June 30, 2009 balance primarily due to the timing of purchases and payments. Days payable outstanding increased to 34 days from 33 days at June 30, 2009.

Accrued payrolls and other compensation decreased primarily due to the payment during the current year of incentive compensation amounts that had been accrued for as of June 30, 2009.

Accrued domestic and foreign taxes increased primarily due to the timing of tax payments.

Due to the weakening of the U.S. dollar, foreign currency translation adjustments resulted in an increase in Shareholders’ equity of $115 million. The translation adjustments primarily increased the balances of Accounts receivable, Inventories, Plant and equipment, Goodwill, Intangible assets, net and Long-term debt.

STATEMENT OF CASH FLOWS

	Six months ended December 31,
(in millions)	2009	2008
Cash provided by (used in):
Operating activities	$606.3	$444.5
Investing activities	(69.9)	(871.9)
Financing activities	(484.3)	400.0
Effect of exchange rates	(5.8)	(36.6)
Net change in cash and cash equivalents	46.3	(64.0)

Cash flows from operating activities increased despite lower Net income. The Company continues to manage working capital, especially inventory, through the current economic cycle and used less cash for these needs. Cash provided by operating activities in fiscal 2010 includes a $54 million cash payment received as a result of the restructuring of an executive life insurance program. In the prior year, the Company settled payments from an acquisition after the acquisition closing date resulting in the significant amount of cash used by Other accrued liabilities.

Cash flows used in investing activities decreased primarily due to the absence of any acquisition activity in the current year and decreased capital spending. Near-term economic uncertainties resulted in the Company reducing its acquisition activity and limiting capital expenditures.

Cash flows provided by financing activities decreased from the prior year when the Company used its commercial paper borrowings to fund acquisition activity and share repurchases. During the current year, the Company has been focused on repaying debt, which has resulted in no current acquisition activity and a significantly lower level of share repurchases.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of no more than 37 percent.

Debt to Debt-Equity Ratio (in millions)	December 31, 2009	June 30, 2009
Debt	$1,943.8	$2,321.1
Debt & Shareholders’ equity	$6,495.8	$6,589.4
Ratio	29.9%	35.2%

The Company has a line of credit totaling $1,500 million through a multi-currency revolving credit agreement with a group of banks, of which $1,439 million was available as of December 31, 2009. The credit agreement expires in September 2012; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. A portion of the credit agreement supports the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch Ratings. These ratings are considered investment grade. The revolving credit agreement requires a facility fee of 4.5/100ths of one percent of the commitment per annum at the Company’s present rating level. The revolving credit agreement contains provisions that increase the facility fee of the credit agreement in the event the Company’s credit ratings are lowered. A lowering of the Company’s credit ratings would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

The Company’s credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. At the Company’s present rating level, the most restrictive financial covenants provide that the ratio of secured debt to net tangible assets be less than 10 percent. However, the Company currently does not have secured debt in its debt portfolio. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

The Company’s principal sources of liquidity are its cash flows provided from operating activities and borrowings either from or directly supported by its line of credit. Current events in the credit markets have adversely impacted the lending ability of many financial institutions thereby restricting the availability of credit to many companies; however, the Company’s ability to borrow has not been affected by the lack of general credit availability and the Company does not foresee any impediments to borrow funds at affordable interest rates in the near future. Although the economic outlook for the future remains uncertain, the Company expects that its ability to generate cash from its operations and ability to borrow directly from its line of credit or sources directly supported by its line of credit should be sufficient to support working capital needs, planned growth, benefit plan funding, dividend payments and share repurchases in the near term.

CRITICAL ACCOUNTING POLICIES

Impairment of Goodwill and Long-Lived Assets - Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. For the Company, a reporting unit is one level below the operating segment level. Determining whether an impairment has occurred requires the valuation of the respective reporting unit, which the Company has consistently estimated using a discounted cash flow model. The Company believes that the use of a discounted cash flow model results in the most accurate calculation of a reporting unit’s fair value because the market value for a reporting unit is not readily available. The discounted cash flow analysis requires several assumptions, including future sales growth and operating margin levels, as well as assumptions regarding future industry specific market conditions. Each reporting unit regularly prepares discrete operating forecasts and uses these forecasts as the basis for the assumptions used in the discounted cash flow analyses. The Company has consistently used a discount rate commensurate with its cost of capital, adjusted for inherent business risks and has consistently used a terminal growth factor of 2.5 percent. The Company also reconciles the estimated aggregate fair value of its reporting units as derived from the discounted cash flow analyses to the Company’s overall market capitalization.

The results of the Company’s fiscal 2009 annual goodwill impairment test performed as of December 31, 2008 indicated that no goodwill impairment existed. However, the following reporting units had an estimated fair value that the Company has determined, from both a quantitative and qualitative perspective, was not significantly in excess of their carrying value:

Reporting Unit	Goodwill Balance	Fair Value In Excess of Carrying Value
Worldwide Energy Products(1)	$156.1 million	120%
Evaporator Systems(2)	$19.7 million	111%
Integrated Seal(1)	$121.2 million	107%
Engineered Seal(1)	$30.2 million	103%
Seal Aftermarket(1)	$1.9 million	101%

(1)	The reporting unit is within the Industrial Segment.
(2)	The reporting unit is within the Climate & Industrial Controls Segment.

For each of these reporting units, the sales growth assumption had the most significant influence on the estimation of fair value.

The sales growth assumption for Worldwide Energy Products was based on future business already secured or highly likely to be secured with existing customers based on current quoting activity and an increase in market demand resulting from both an improved general economic outlook for the oil and gas industry as well as the expanded applicability of the Company’s products based on market trends. The key uncertainty in the sales growth assumption used in the estimation of the fair value of this reporting unit is the growth of the oil and gas market and the level of investments customers will make to improve the productivity and efficiency of their capital equipment.

The sales growth assumption for Evaporator Systems was primarily based on sales expected from new products as well as market demand for its traditional products. Sales from new products are expected to account for 5 percent of sales for this reporting unit in fiscal 2010 but are forecasted to grow to 26 percent of sales by fiscal 2019. The key uncertainty in the sales growth assumption used in the estimation of the fair value of this reporting unit is the ability to introduce the new products in the marketplace and the level of market demand for the new products.

The sales growth assumption for Integrated Seal was primarily based on economic forecasts of worldwide automotive production. Sales growth resulting from penetration into new markets through the modification of its existing products was also assumed. The key uncertainty in the sales growth assumption used in the estimation of the fair value of this reporting unit is the actual level of worldwide automotive production over the forecasted period.

The sales growth assumption for Engineered Seal was primarily based on economic forecasts of worldwide automotive production. Sales growth resulting from strategies to penetrate non-automotive markets, such as solar energy and oil and gas, were also assumed. The key uncertainties in the sales growth assumption used in the estimation of the fair value of this reporting unit result from the possibility that demand from the automotive market may decline by a greater rate than assumed and a delay in or inability to penetrate certain non-automotive markets.

The sales growth assumption for Seal Aftermarket was primarily based on economic forecasts of worldwide automotive production and the impact credit availability had on customer demand for its products. The sales growth assumption included declines resulting from customers that went out of business or posed a credit risk due to their lack of liquidity. A gradual economic recovery was assumed for the sales growth of remaining customers. During the second quarter of fiscal 2010, the Company initiated actions to divest this business and wrote the assets of this business down to their estimated selling value. The asset writedown included the entire amount of the goodwill related to the Seal Aftermarket business.

The Company continually monitors its reporting units for impairment indicators and updates assumptions used in the most recent calculation of the fair value of a reporting unit as appropriate. The Company is unaware of any current market trends that are contrary to the assumptions made in the estimation of its reporting unit’s fair value. If the expected recovery of the current economic environment is significantly delayed beyond what the Company anticipates, it is possible that the estimated fair value of certain reporting units could fall below their carrying value resulting in the necessity to conduct additional goodwill impairment tests. The annual goodwill impairment test for fiscal 2010 is currently in process and is expected to be completed by the end of the third quarter of fiscal 2010.

Long-lived assets held for use, which primarily includes finite lived intangible assets and property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. During the first six months of fiscal 2010, there were no events or circumstances that indicated that the carrying value of the Company’s long-lived assets held for use were not recoverable.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued new guidance requiring detailed disclosures regarding the investment strategies, fair value measurements and concentrations of risk of plan assets of a defined benefit pension or other postretirement plan. This guidance is effective for fiscal years ending after December 31, 2009, and the Company has not yet determined the impact it will have on the Company’s retirement benefits disclosures.

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

•	uncertainties surrounding timing, successful completion or integration of acquisitions,

•	ability to realize anticipated costs savings from business realignment actions,

•	threats associated with and efforts to combat terrorism,

•	uncertainties surrounding the ultimate resolution of outstanding legal proceedings, including the outcome of any appeals,

•	competitive market conditions and resulting effects on sales and pricing,

•	increases in raw material costs that cannot be recovered in product pricing,

•	the Company’s ability to manage costs related to insurance and employee retirement and health care benefits, and

•

global economic factors, including manufacturing activity, air travel trends, currency exchange rates, difficulties entering new markets and general economic conditions such as inflation, deflation, interest rates and credit availability.

The Company makes these statements as of the date of this disclosure, and undertakes no obligation to update them unless otherwise required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company enters into forward exchange contracts and costless collar contracts, comprised of puts and calls, to reduce its exposure to both freely convertible and non-freely convertible foreign currencies. These contracts are with major financial institutions and the risk of loss is considered remote. The Company does not hold or issue derivative financial instruments for trading purposes. In addition, the Company’s foreign locations, in the ordinary course of business, enter into financial guarantees through financial institutions, which enable customers to be reimbursed in the event of nonperformance by the Company. The total carrying and fair value of open contracts and any risk to the Company as a result of these arrangements is not material to the Company’s financial position, liquidity or results of operations.

Beginning in the third quarter of fiscal 2010, the Company will consider Venezuela to be a highly inflationary economy therefore the United States dollar will become the functional currency for the Company’s Venezuelan operations. At December 31, 2009, the Company’s Venezuelan operations had approximately $2 million in net assets. The Company does not believe the classification of the Venezuelan economy as highly inflationary will have a material effect on its results of operations or financial position.

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the second quarter of fiscal 2010. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Counsel for Parker ITR accepted service related to the ACCC’s statement of claim and hearings have been held in the matter. The ACCC is investigating conduct through 2007. On December 10, 2009, Parker ITR and the ACCC presented a proposed settlement to the Court for approval which provides for a total fine of 675,000 Australian dollars.

The Company and Parker ITR reached a settlement of the class action litigation in the United States, and the Court granted final approval of that settlement on January 13, 2010. On February 17, 2009, Parker ITR entered into a separate agreement to settle possible private causes of action outside the United States.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 through October 31, 2009	33,518	(2)	$53.49	31,700	9,525,810
November 1, 2009 through November 30, 2009	27,200		$55.19	27,200	9,498,610
December 1, 2009 through December 31, 2009	33,002		$54.65	33,002	9,465,608
Total:	93,720		$54.39	91,902	9,465,608

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3.0 million shares of its common stock. From time to time, the Board of Directors has adjusted the number of shares authorized for repurchase under this program. On January 28, 2009, the Finance Committee of the Board of Directors of the Company approved an increase in the number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was equal to 10 million. Subject to this overall limitation, each fiscal year the Company is authorized to repurchase an amount of common shares equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. There is no expiration date for this program.
(2)	Includes 1,818 shares surrendered to the Company by certain non-employee directors in order to satisfy tax withholding obligations upon the vesting of restricted stock issued under the Company’s Non-Employee Director’s Stock Plan.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of the Shareholders of the Company was held on October 28, 2009.
(b)	Not applicable.

(c)(i)	The Shareholders elected the following directors to a one-year term of office, as follows:

			Votes For	Votes Withheld
	William E. Kassling		134,451,486	3,654,338
	Robert J. Kohlhepp		134,485,958	3,619,866
	Giulio Mazzalupi		134,410,212	3,695,612
	Klaus-Peter Müller		133,328,461	4,777,363
	Joseph M. Scaminace		130,176,946	7,928,878
	Wolfgang R. Schmitt		128,429,474	9,676,350
	Markos I. Tambakeras		130,654,964	7,450,860
	James L. Wainscott		134,562,938	3,542,886

(ii)	The Shareholders ratified the appointment of Deloitte & Touche LLP as independent registered public accounting firm of the Company for the fiscal year ending June 30, 2010, as follows:

	For:	132,954,178
	Against:	4,590,175
	Abstain:	561,471

(iii)	The Shareholders approved the Parker-Hannifin Corporation 2009 Omnibus Stock Incentive Plan, as follows:

	For:	106,134,686
	Against:	20,930,914
	Abstain:	900,053
	Broker Non-Votes:	10,140,171

(iv)	The Shareholders did not approve a shareholder proposal to amend the Code of Regulations to separate the roles of Chairman and Chief Executive Officer, as follows:

	For:	27,991,238
	Against:	98,955,962
	Abstain:	1,023,781
	Broker Non-Votes:	10,134,843

(d)	Not applicable.

ITEM 5.	Other Information.

On October 28, 2009 at the Annual Meeting of Shareholders of the Company, the shareholders approved the Parker-Hannifin Corporation 2009 Omnibus Stock Incentive Plan. The 2009 Omnibus Stock Incentive Plan provides the Company with the ability to grant a full range of equity and cash-based awards to certain employees, including stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock units and dividend equivalents. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Company’s 2009 Omnibus Stock Incentive Plan is 5,500,000, subject to certain limitations. The Company’s 2009 Omnibus Stock Incentive Plan is incorporated herein by reference to Exhibit 10(d) to this Quarterly Report on Form 10-Q and the description of such plan is qualified by reference thereto.

ITEM 6.	Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

10(a)	Form of Notice of FY10 Target Incentive Bonus Award. *

10(b)	Form of Notice of FY10 Target Incentive Bonus Award under the Parker-Hannifin Corporation Performance Bonus Plan. *

10(c)	Form of Notice of 2010-11-12 Long Term Incentive Award under the Parker-Hannifin Corporation Performance Bonus Plan. *

10(d)	Parker-Hannifin Corporation 2009 Omnibus Stock Incentive Plan effective as of October 28, 2009, incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A, filed with the Commission on September 28, 2009 (Commission File No. 1-4982).

12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2009. *

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002. *

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002. *

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the quarters ended December 31, 2009 and 2008, (ii) Consolidated Statement of Income for the six months ended December 31, 2009 and 2008, (iii) Consolidated Balance Sheet at December 31, 2009 and June 30, 2009, (iv) Consolidated Statement of Cash Flows for the six months ended December 31, 2009 and 2008 and (v) Notes to Consolidated Financial Statements for the six months ended December 31, 2009.

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
(Registrant)

/s/ Timothy K. Pistell
Timothy K. Pistell
Executive Vice President - Finance and Administration
and Chief Financial Officer

Date: February 4, 2010

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10(a)	Form of Notice of FY10 Target Incentive Bonus Award. *

10(b)	Form of Notice of FY10 Target Incentive Bonus Award under the Parker-Hannifin Corporation Performance Bonus Plan. *

10(c)	Form of Notice of 2010-11-12 Long Term Incentive Award under the Parker-Hannifin Corporation Performance Bonus Plan. *

10(d)	Parker-Hannifin Corporation 2009 Omnibus Stock Incentive Plan effective as of October 28, 2009, incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A, filed with the Commission on September 28, 2009 (Commission File No. 1-4982).

12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2009. *

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002. *

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002. *

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the quarters ended December 31, 2009 and 2008, (ii) Consolidated Statement of Income for the six months ended December 31, 2009 and 2008, (iii) Consolidated Balance Sheet at December 31, 2009 and June 30, 2009, (iv) Consolidated Statement of Cash Flows for the six months ended December 31, 2009 and 2008 and (v) Notes to Consolidated Financial Statements for the six months ended December 31, 2009.

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