Form 10-Q
period 2010-03-31
PARKER HANNIFIN CORP
filed 2010-05-05
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of Common Shares outstanding at March 31, 2010            161,035,631

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net sales	$2,614,823	$2,344,713	$7,206,696	$8,098,057
Cost of sales	2,062,451	1,908,607	5,732,877	6,367,279

Gross profit	552,372	436,106	1,473,819	1,730,778
Selling, general and administrative expenses	316,069	317,992	927,752	987,858
Interest expense	25,951	28,393	76,703	86,796
Other expense, net	3,959	27,453	6,707	36,235

Income before income taxes	206,393	62,268	462,657	619,889
Income taxes	52,013	9,113	129,344	158,138

Net income	$154,380	$53,155	$333,313	$461,751
Less: Noncontrolling interests	517	(267)	1,411	2,752

Net income attributable to common shareholders	$153,863	$53,422	$331,902	$458,999

Earnings per share attributable to common shareholders:
Basic	$.96	$.33	$2.06	$2.83
Diluted	$.94	$.33	$2.04	$2.81
Cash dividends per common share	$.25	$.25	$.75	$.75

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	(Unaudited)
	March 31, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$380,561	$187,611
Accounts receivable, net	1,563,150	1,417,305
Inventories:
Finished products	486,676	514,495
Work in process	560,411	581,266
Raw materials	149,471	158,789

	1,196,558	1,254,550
Prepaid expenses	90,153	142,335
Deferred income taxes	123,906	121,980

Total current assets	3,354,328	3,123,781
Plant and equipment	4,698,152	4,705,060
Less accumulated depreciation	2,915,726	2,824,506

	1,782,426	1,880,554
Goodwill	2,882,709	2,903,077
Intangible assets, net	1,207,440	1,273,862
Other assets	631,345	674,628

Total assets	$9,858,248	$9,855,902

LIABILITIES
Current liabilities:
Notes payable	$366,684	$481,467
Accounts payable, trade	785,244	649,718
Accrued payrolls and other compensation	334,588	356,776
Accrued domestic and foreign taxes	171,092	113,107
Other accrued liabilities	414,367	404,686

Total current liabilities	2,071,975	2,005,754

Long-term debt	1,535,905	1,839,705
Pensions and other postretirement benefits	1,151,046	1,233,271
Deferred income taxes	177,512	183,457
Other liabilities	226,266	243,275

Total liabilities	5,162,704	5,505,462
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at March 31 and June 30	90,523	90,523
Additional capital	633,876	588,201
Retained earnings	5,917,136	5,722,038
Accumulated other comprehensive (loss)	(780,185)	(843,019)
Treasury shares, at cost; 20,010,497 shares at March 31 and 20,557,537 shares at June 30	(1,251,721)	(1,289,544)

Total shareholders’ equity	4,609,629	4,268,199
Noncontrolling interests	85,915	82,241

Total equity	4,695,544	4,350,440

Total liabilities and equity	$9,858,248	$9,855,902

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$333,313	$461,751
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	187,990	188,763
Amortization	90,025	75,574
Stock-based compensation	48,145	35,286
Deferred income taxes	(9,143)	(2,443)
Foreign currency transaction loss	2,914	696
Loss (gain) on sale of plant and equipment	8,851	(3,552)

Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(140,141)	432,358
Inventories	64,028	93,214
Prepaid expenses	53,053	(73,339)
Other assets	22,265	71,837
Accounts payable, trade	137,545	(280,084)
Accrued payrolls and other compensation	(21,577)	(100,469)
Accrued domestic and foreign taxes	55,599	(21,354)
Other accrued liabilities	43,730	(110,193)
Pensions and other postretirement benefits	(26,431)	10,891
Other liabilities	(8,769)	(62,842)

Net cash provided by operating activities	841,397	716,094

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $24,203 in 2009)	(5,451)	(720,553)
Capital expenditures	(90,862)	(226,195)
Proceeds from sale of plant and equipment	4,054	25,899
Other	(12,184)	2,686

Net cash (used in) investing activities	(104,443)	(918,163)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	7,718	2,182
(Payments for) common shares	(14,915)	(442,800)
Tax benefit from share-based compensation	3,019	3,500
(Payments for) proceeds from notes payable, net	(385,498)	656,349
Proceeds from long-term borrowings	3,070	4,197
(Payments for) long-term borrowings	(26,935)	(20,818)
Dividends	(120,786)	(121,458)

Net cash (used in) provided by financing activities	(534,327)	81,152
Effect of exchange rate changes on cash	(9,677)	(38,583)

Net increase (decrease) in cash and cash equivalents	192,950	(159,500)
Cash and cash equivalents at beginning of year	187,611	326,048

Cash and cash equivalents at end of period	$380,561	$166,548

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net sales
Industrial:
North America	$958,594	$857,032	$2,588,887	$2,957,149
International	995,186	836,778	2,777,493	3,102,711
Aerospace	449,247	480,024	1,266,654	1,432,164
Climate & Industrial Controls	211,796	170,879	573,662	606,033

Total	$2,614,823	$2,344,713	$7,206,696	$8,098,057

Segment operating income
Industrial:
North America	$133,598	$73,089	$324,204	$341,190
International	109,335	38,281	253,794	356,355
Aerospace	49,778	65,664	143,950	203,470
Climate & Industrial Controls	16,298	(7,369)	32,939	(4,684)

Total segment operating income	309,009	169,665	754,887	896,331
Corporate general and administrative expenses	41,280	40,366	99,054	123,112

Income from operations before interest expense and other expense	267,729	129,299	655,833	773,219
Interest expense	25,951	28,393	76,703	86,796
Other expense	35,385	38,638	116,473	66,534

Income before income taxes	$206,393	$62,268	$462,657	$619,889

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1. Management representation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2010, the results of operations for the three and nine months ended March 31, 2010 and 2009 and cash flows for the nine months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2009 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current year presentation. These include the adoption of new accounting rules regarding noncontrolling interests.

The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. No subsequent events occurred that required either adjustment to or disclosure in these financial statements.

2. New accounting pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board’s (FASB) new guidance regarding business combinations. This guidance changed the accounting for business combinations both during the period of acquisition and in subsequent periods. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations during the nine months ended March 31, 2010.

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

3. Product warranty

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of March 31, 2010 and June 30, 2009 is immaterial to the financial position of the Company and the change in the accrual for the current and prior-year quarter and first nine months of fiscal 2010 and fiscal 2009 is immaterial to the Company’s results of operations and cash flows.

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands, except per share amounts

4. Earnings per share

The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2010 and 2009.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Numerator:
Net income attributable to common shareholders	$153,863	$53,422	$331,902	$458,999
Denominator:
Basic - weighted average common shares	160,931,123	160,529,032	160,776,068	161,927,857
Increase in weighted average common shares from dilutive effect of equity-based awards	2,701,580	482,124	1,922,237	1,175,539

Diluted - weighted average common shares, assuming exercise of equity-based awards	163,632,703	161,011,156	162,698,305	163,103,396

Basic earnings per share	$.96	$.33	$2.06	$2.83
Diluted earnings per share	$.94	$.33	$2.04	$2.81

For the three months ended March 31, 2010 and 2009, 4,448,497 and 10,639,997 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended March 31, 2010 and 2009, 9,347,826 and 5,830,350 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

5. Share repurchase program

The Company has a program to repurchase its common shares. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows and commercial paper borrowings, and the shares are initially held as treasury stock. During the three-month period ended March 31, 2010, the Company repurchased 83,300 shares at an average price of $59.00 per share. Fiscal year-to-date, the Company repurchased 281,132 shares at an average price of $53.05 per share.

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands, except per share amounts

6. Business realignment charges

During the third quarter and first nine months of fiscal 2010, the Company recorded charges of $14.9 million and $41.3 million, respectively, for the costs to structure its businesses in light of current and anticipated customer demand. The charges primarily consist of severance costs related to plant closures as well as general work force reductions implemented by various operating units throughout the world. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The Industrial Segment recognized $14.4 million and $37.1 million of the total charge for the third quarter and first nine months of fiscal 2010, respectively, relating to approximately 260 and 1,275 employees, respectively. The Climate & Industrial Controls Segment recognized $0.5 million and $3.7 million of the total charge for the third quarter and first nine months of fiscal 2010, respectively, relating to approximately 245 employees for the first nine months of fiscal 2010. The Aerospace Segment recognized $0.5 million of the total charge for the first nine months of fiscal 2010 relating to approximately 50 employees. The charge is presented primarily in the Cost of sales caption in the Consolidated Statement of Income for the three and nine months ended March 31, 2010. As of March 31, 2010, approximately $22.6 million in severance payments have been made with the majority of the remaining payments expected to be made by June 30, 2010.

During the third quarter and first nine months of fiscal 2009, the Company recorded charges of $25.2 million and $36.9 million, respectively, for the costs to structure its businesses in light of current and anticipated customer demand. The charges primarily consisted of severance costs related to plant closures as well as general work force reductions implemented by various operating units throughout the world. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The Industrial Segment recognized $15.3 million and $21.0 million of the total charge for the third quarter and first nine months of fiscal 2009, respectively, relating to approximately 1,650 and 2,725 employees, respectively. The Climate & Industrial Controls Segment recognized $1.9 million and $7.9 million of the total charge for the third quarter and first nine months of fiscal 2009, respectively, relating to approximately 340 and 585 employees, respectively. The Aerospace Segment recognized $1.4 million of the total charge for the third quarter and first nine months of fiscal 2009 relating to approximately 145 employees. Approximately $6.6 million of the total charge for the third quarter and first nine months of fiscal 2009 was recorded below segment operating income. The charge is presented primarily in the Cost of sales caption in the Consolidated Statement of Income for the three and nine months ended March 31, 2009. All severance payments have been made.

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

Changes in equity for the three months ended March 31, 2009 and March 31, 2010 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2008	$4,564,109	$90,028	$4,654,137
Net income (loss)	53,422	(267)	53,155
Other comprehensive (loss) income:
Foreign currency translation	(125,483)	(6,483)	(131,966)
Retirement benefits plan activity	6,489		6,489
Net unrealized (loss)	(254)		(254)

Total comprehensive (loss) income	(65,826)	(6,750)	(72,576)
Dividends paid	(40,127)	(11)	(40,138)
Stock incentive plan activity	8,247		8,247
Shares purchased at cost	(8,840)		(8,840)

Balance March 31, 2009	$4,457,563	$83,267	$4,540,830

Balance December 31, 2009	$4,552,027	$85,759	$4,637,786
Net income	153,863	517	154,380
Other comprehensive (loss) income:
Foreign currency translation	(86,815)	(168)	(86,983)
Retirement benefits plan activity	12,304		12,304
Net unrealized (loss)	(151)		(151)

Total comprehensive (loss) income	79,201	349	79,550
Dividends paid	(40,224)	(193)	(40,417)
Stock incentive plan activity	14,041		14,041
Shares purchased at cost	(4,915)		(4,915)
Retirement benefits plan activity	9,499		9,499

Balance March 31, 2010	$4,609,629	$85,915	$4,695,544

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands, except per share amounts

7. Equity, continued

Changes in equity for the nine months ended March 31, 2009 and March 31, 2010 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance June 30, 2008	$5,251,553	$78,589	$5,330,142
Net income	458,999	2,752	461,751
Other comprehensive (loss) income:
Foreign currency translation	(765,633)	3,671	(761,962)
Retirement benefits plan activity	19,525		19,525
Net unrealized (loss)	(3,531)		(3,531)

Total comprehensive (loss) income	(290,640)	6,423	(284,217)
Dividends paid	(121,458)	(4,696)	(126,154)
Stock incentive plan activity	48,049		48,049
Shares purchased at cost	(442,800)		(442,800)
Acquisition activity		3,776	3,776
Purchase of subsidiary shares		(825)	(825)
Retirement benefits plan activity	12,859		12,859

Balance March 31, 2009	$4,457,563	$83,267	$4,540,830

Balance June 30, 2009	$4,268,199	$82,241	$4,350,440
Net income	331,902	1,411	333,313
Other comprehensive (loss) income:
Foreign currency translation	28,218	2,462	30,680
Retirement benefits plan activity	34,360		34,360
Unrealized gain and realized loss	255		255

Total comprehensive income	394,735	3,873	398,608
Dividends paid	(120,587)	(199)	(120,786)
Stock incentive plan activity	57,168		57,168
Shares purchased at cost	(14,915)		(14,915)
Retirement benefits plan activity	25,029		25,029

Balance March 31, 2010	$4,609,629	$85,915	$4,695,544

With regard to other comprehensive (loss) income for shareholders’ equity, foreign currency translation is net of taxes of $10,711 and $9,928 for the three months ended March 31, 2010 and March 31, 2009, respectively, and $5,915 and $27,613 for the nine months ended March 31, 2010 and March 31, 2009, respectively. Retirement benefits plan activity is net of taxes of $7,138 and $3,856 for the three months ended March 31, 2010 and March 31, 2009, respectively, and $22,091 and $11,579 for the nine months ended March 31, 2010 and March 31, 2009, respectively. Unrealized (loss) gain relates to marketable equity securities and realized loss relates to cash flow hedging and are collectively net of taxes of $93 and $155 for the three months ended March 31, 2010 and March 31, 2009, respectively, and $161 and $2,180 for the nine months ended March 31, 2010 and March 31, 2009, respectively.

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands, except per share amounts

8. Goodwill and intangible assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2010 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance June 30, 2009	$2,496,449	$98,709	$307,919	$2,903,077
Acquisitions		193		193
Foreign currency translation	(20,725)	(13)	804	(19,934)
Goodwill adjustments	(627)			(627)

Balance March 31, 2010	$2,475,097	$98,889	$308,723	$2,882,709

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

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	March 31, 2010		June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$120,109	$48,427	$119,811	$42,188
Trademarks	298,687	81,374	287,691	62,926
Customer lists and other	1,154,577	236,132	1,154,713	183,239

Total	$1,573,373	$365,933	$1,562,215	$288,353

Total intangible amortization expense for the nine months ended March 31, 2010 was $88,114. The estimated amortization expense for the five years ending June 30, 2010 through 2014 is $111,889, $107,379, $94,795, $86,469 and $84,885, respectively.

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands, except per share amounts

9. Retirement benefits

Net periodic pension cost recognized included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Service cost	$18,256	$16,694	$54,557	$50,148
Interest cost	44,757	43,596	132,926	130,547
Expected return on plan assets	(46,159)	(46,920)	(133,644)	(140,693)
Amortization of prior service cost	3,281	2,878	9,856	8,513
Amortization of net actuarial loss	16,222	7,666	48,754	23,191
Amortization of initial net (asset)	(14)	(14)	(22)	(44)

Net periodic benefit cost	$36,343	$23,900	$112,427	$71,662

Postretirement benefit cost recognized included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Service cost	$139	$380	$417	$1,139
Interest cost	981	1,425	2,945	4,275
Net amortization and deferral and other	(114)	(185)	(343)	(556)

Net periodic benefit cost	$1,006	$1,620	$3,019	$4,858

Historically, the Company has provided self-insured retiree medical plan benefits for non-union employees upon their retirement. The retiree was responsible for paying the premiums for the medical coverage but the Company paid the costs of administering the plans (i.e., claims processing costs). Absorbing the administration costs was considered a benefit under the postretirement benefit accounting rules because the employees who elected to enroll in the retiree medical plans paid a lower premium because the Company was paying the costs to administer the plan. In the third quarter of fiscal 2009, the Company discontinued its self-insured retiree medical plans for non-union employees and has therefore eliminated the cost associated with administering the plans. The Company recognized $22.4 million in income in the third quarter of fiscal 2009 as a result of eliminating the liability related to this benefit.

During the first nine months of fiscal 2010, the Company made approximately $130 million in cash contributions to its qualified defined benefit plans and expects to contribute approximately $10 million in cash to its qualified defined benefit plans during the last three months of fiscal 2010. The majority of the cash contributions made in fiscal 2010 are discretionary.

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands, except per share amounts

10. Income taxes

As of March 31, 2010, the Company had gross unrecognized tax benefits of $118,895. The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate was $107,192. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $9,450.

The Company and its subsidiaries file income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company’s tax returns are subject to examination by taxing authorities throughout the world. During the third quarter of fiscal 2010, the Company reached a settlement with the Internal Revenue Service (IRS) on the examination of U.S. federal income tax returns for fiscal 2006 and fiscal 2007. As a result, the Company is no longer subject to examinations of its U.S. federal income tax returns by the IRS for fiscal years through 2007. All significant state, local and foreign tax returns have been examined for fiscal years through 2001. The Company anticipates that within the next 12 months the total amount of unrecognized tax benefits related to income inclusion items, loss deductions and loss carryforwards may be reduced by an amount of up to $59 million due to the settlement of examinations and the expiration of statutes of limitation.

11. Fair value measurement

On July 1, 2009, the Company adopted the FASB’s new guidance relating to fair value measurements of nonfinancial assets and nonfinancial liabilities, which includes goodwill and long-lived assets. These items are recognized at fair value when an impairment exists. As of March 31, 2010, no material fair value adjustments were made to the Company’s nonfinancial assets and nonfinancial liabilities.

The Company’s financial instruments consist primarily of investments in cash, cash equivalents and long-term investments as well as obligations under notes payable and long-term debt. Due to their short-term nature, the carrying values of Cash and cash equivalents and Notes payable approximate fair value. The carrying value of Long-term debt (excluding leases) was $1,846,944 and $1,889,844 at March 31, 2010 and June 30, 2009, respectively, and was estimated to have a fair value of $1,937,609 and $1,899,246 at March 31, 2010 and June 30, 2009, respectively. The fair value of Long-term debt (excluding leases) was estimated using discounted cash flow analyses assuming current interest rates for similar types of borrowing arrangements and maturities.

The fair value of financial assets and financial liabilities that were measured at fair value on a recurring basis at March 31, 2010 follows:

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Available for sale equity securities	$3,617	$3,617	$		$
Derivatives	714			714

Liabilities:
Deferred compensation plans	114,554	114,554
Derivatives	4,002			4,002

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands, except per share amounts

11. Fair value measurement, continued

Available for sale equity securities consist of an investment in an electronic and electrical equipment company, the fair value of which is measured using quoted market prices. Derivatives primarily consist of costless collar contracts, the fair value of which is calculated through a model that utilizes market observable inputs including both spot and forward prices for the same underlying currencies. The Company has established nonqualified deferred compensation programs which permit officers, directors and certain management employees to defer a portion of their compensation, on a pre-tax basis, until their termination of employment. Changes in the fair value of the compensation deferred under these programs are recognized based on quoted market prices for the participants’ investment elections.

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

With respect to the class action lawsuits, the Company recognized $20,000 in expense in fiscal 2008 and $2,322 in expense in fiscal 2009, all of which was recognized in the first nine months of fiscal 2009. No expenses related to the class action lawsuits were recognized during the first nine months of fiscal 2010. With respect to the regulatory investigations, the Company recognized $35,084 in expense in fiscal 2009, $32,794 of which was recognized during the first nine months of fiscal 2009, and recognized $654 in expense during the first nine months of fiscal 2010.

The Company has made all required payments relating to the class action lawsuits and regulatory investigations. With respect to the class action lawsuits, the Company made payments of $22,322 in fiscal 2009, all of which were made during the first nine months of fiscal 2009, and made no payments in the first nine months of fiscal 2010. With respect to the regulatory investigations, the Company made payments of $32,794 in fiscal 2009, none of which were made during the first nine months of fiscal 2009, and made payments of $35 in the first nine months of fiscal 2010. As of March 31, 2010, the Company had a remaining reserve of $2,909 related to the class action lawsuits and regulatory investigations.

Legal expenses related to these matters are being expensed as incurred and totaled $250 and $749 for the third quarter of fiscal 2010 and fiscal 2009, respectively, and $1,331 and $2,553 during the first nine months of fiscal 2010 and fiscal 2009, respectively.

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010

AND COMPARABLE PERIODS ENDED MARCH 31, 2009

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

The Company’s order rates provide a near-term perspective of the Company’s outlook particularly when viewed in the context of prior and future order rates. The Company publishes its order rates on a quarterly basis. The lead time between the time an order is received and revenue is realized generally ranges from one day to 12 weeks for mobile and industrial orders and from one day to 18 months for aerospace orders. The Company believes the leading economic indicators of these markets that have a strong correlation to the Company’s future order rates are as follows:

•	Purchasing Managers Index (PMI) on manufacturing activity specific to regions around the world with respect to most mobile and industrial markets;

•	Available seat miles and revenue passenger miles for commercial aerospace markets and Department of Defense spending for military aerospace markets; and

•	Housing starts with respect to the North American residential air conditioning market.

A PMI above 50 indicates that the manufacturing activity specific to a region around the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. The PMI for the United States at the end of March 2010 was 59.6 and the PMI for the Eurozone countries at the end of March 2010 was 56.6. The PMI for the United States and the Eurozone countries have both sequentially increased from their June 2009 levels and the Company expects the sequential increase to continue in the short term, though beyond that period the PMI levels are difficult to predict.

With respect to the aerospace market, the latest available information the Company has indicates that airlines are reducing capacity, resulting in a decline in average available seat miles of approximately two percent from the comparable fiscal 2009 level. Revenue passenger miles have increased approximately four percent from the comparable fiscal 2009 levels with improvement shown in all regions of the world. The Company anticipates that Department of Defense spending in fiscal 2010 will be about two percent higher than the fiscal 2009 level. With respect to the North American residential air conditioning market, housing starts in March 2010 were 20 percent above housing starts in March 2009.

The Company also believes that there is a high negative correlation between interest rates and industrial manufacturing activity. Increases in interest rates typically have a negative impact on industrial production thereby lowering future order rates while decreases in interest rates typically have the opposite effect.

During the third quarter of fiscal 2010, the Company began to see signs of an economic recovery. Throughout the worldwide economic downturn, the Company focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company’s Win Strategy initiatives relating to growth and margin improvement as well as the implementation of a number of business realignment initiatives, including plant closures and general workforce reductions, continue to help meet this objective.

The financial condition of the Company remains strong. The Company continues to generate substantial cash flows from operations, has controlled capital spending and has proactively managed working capital. The Company has been able to borrow needed funds at acceptable interest rates and currently has a debt to debt-equity ratio of 29.2 percent.

While the worldwide economic environment has necessitated that the Company concentrate its efforts on maintaining financial strength, the Company believes many opportunities for growth remain available. The Company will evaluate these opportunities as appropriate in the current environment in order to strongly position itself as the economic recovery occurs. Major opportunities for growth are as follows:

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

The Company completed one acquisition and one divestiture during the first nine months of fiscal 2010. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess the strategic fit of its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.

The discussion below is structured to separately discuss the Consolidated Statement of Income, Results by Business Segment, Balance Sheet and Statement of Cash Flows.

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2010	2009	2010	2009
Net sales	$2,614.8	$2,344.7	$7,206.7	$8,098.1
Gross profit	$552.4	$436.1	$1,473.8	$1,730.8
Gross profit margin	21.1%	18.6%	20.5%	21.4%
Selling, general and administrative expenses	$316.1	$318.0	$927.8	$987.9
Selling, general and administrative expenses, as a percent of sales	12.1%	13.6%	12.9%	12.2%
Interest expense	$26.0	$28.4	$76.7	$86.8
Other expense, net	$4.0	$27.5	$6.7	$36.2
Effective tax rate	25.2%	14.6%	28.0%	25.5%
Net income	$153.9	$53.4	$331.9	$459.0
Net income, as a percent of sales	5.9%	2.3%	4.6%	5.7%

Net sales for the current-year quarter increased 11.5 percent over the prior-year quarter and decreased 11.0 percent from the first nine months of fiscal 2009. The increase in sales for the current-year quarter reflects higher volume in all segments except for the Aerospace Segment. The decline in sales for the first nine months of fiscal 2010 reflects lower volume in all segments. Acquisitions made in the last 12 months contributed approximately $84 million in sales for the first nine months of fiscal 2010. The effect of currency rate changes increased net sales by approximately $84 million and $140 million in the current-year quarter and first nine months of fiscal 2010, respectively.

Gross profit margin increased in the current-year quarter primarily due to a combination of the higher sales volume and the benefits of past business realignment actions, especially in the Industrial North American operations. Gross margin for the first nine months of fiscal 2010 was lower than the comparable prior year period primarily due to a combination of the lower sales volume, resulting in manufacturing inefficiencies as well as higher business realignment expenses. Included in gross profit are business realignment charges of $14.1 million and $18.3 million in the current-year quarter and prior-year quarter, respectively, and $37.7 million and $28.8 million for the first nine months of fiscal 2010 and fiscal 2009, respectively.

Selling, general and administrative expenses decreased for the current-year quarter and first nine months of fiscal 2010 primarily due to lower incentive compensation and the lower sales volume in the first nine months of fiscal 2010.

Interest expense for the current-year quarter and first nine months of fiscal 2010 decreased primarily due to lower average debt outstanding as well as lower interest rates on commercial paper borrowings.

Other expense, net for the first nine months of fiscal 2010 included $11.0 million of asset writedowns, including assets related to a business whose divestiture was completed in the current-year quarter. Other expense, net in the prior-year quarter included $36.2 million of expense related to litigation settlements and $11.6 million of income related to insurance recoveries. Other expense, net for the first nine months of fiscal 2009 included $37.4 million of expense related to litigation settlements, $7.7 million of expense related to an investment and $11.6 million of income related to insurance recoveries.

Effective tax rate for the current-year quarter and first nine months of fiscal 2010 was higher primarily due to higher taxable income especially in the United States. The effective tax rate for the prior-year quarter and first nine months of fiscal 2009 reflects a tax benefit associated with a worthless stock deduction related to the Parker ITR S.r.l. subsidiary. The Company expects the effective tax rate for fiscal 2010 to be approximately 28 percent.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2010	2009	2010	2009
Net sales
North America	$958.6	$857.0	$2,588.9	$2,957.1
International	995.2	836.8	2,777.5	3,102.7
Operating income
North America	133.6	73.1	324.2	341.2
International	$109.3	$38.3	$253.8	$356.4
Operating income, as a percent of net sales
North America	13.9%	8.5%	12.5%	11.5%
International	11.0%	4.6%	9.1%	11.5%
Backlog	$1,432.7	$1,142.8	$1,432.7	$1,142.8

The Industrial Segment operations experienced the following percentage changes in net sales in the current-year period compared to the equivalent prior-year period:

	Period Ending March 31
	Three Months	Nine Months
Industrial North America – as reported	11.9%	(12.5)%
Acquisitions	0.0%	(0.8)%
Currency	(1.4)%	(0.4)%

Industrial North America – without acquisitions and currency	10.5%	(13.7)%

Industrial International – as reported	18.9%	(10.5)%
Acquisitions	0.0%	(1.9)%
Currency	(7.8)%	(3.9)%

Industrial International – without acquisitions and currency	11.1%	(16.3)%

Total Industrial Segment – as reported	15.4%	(11.4)%
Acquisitions	0.0%	(1.4)%
Currency	(4.6)%	(2.2)%

Total Industrial Segment – without acquisitions and currency	10.8%	(15.0)%

The above presentation reconciles the percentage changes in net sales of the Industrial operations reported in accordance with U.S. GAAP to percentage changes in net sales adjusted to remove the effects of acquisitions made within the prior year comparable quarters as well as the effects of currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.

Excluding the effects of acquisitions and foreign currency changes, the increase in Industrial North American net sales for the current-year quarter reflects higher demand experienced from distributors and higher end-user demand in a number of markets, particularly in the heavy-duty truck, construction equipment and semiconductor markets. The decrease in Industrial North American net sales for the first nine months of fiscal 2010 reflects lower demand experienced from distributors and lower end-user demand experienced in most of the markets of the Industrial North American businesses, as customers reduced order levels in response to economic conditions. The increase in Industrial International net sales for the current-year quarter is primarily attributable to higher volume across most markets in all regions with the largest increase in volume experienced in Asia Pacific. The decline in Industrial International net sales for the first nine months of fiscal 2010 is primarily attributable to lower volume across most markets in all regions with the largest decline in volume experienced in Europe.

Margins in the Industrial North American businesses were higher for the current-year quarter and first nine months of fiscal 2010 due primarily to the benefits from cost control measures and past business realignment actions. Industrial North American margins for the current-year quarter also benefitted from the higher sales volume. Higher sales volume as well as cost control measures and business realignment actions resulted in the higher margins in the Industrial International businesses in the current-year quarter. Benefits from business realignment actions taken in fiscal 2010 in the Industrial International businesses have helped to mitigate the margin decline for the first nine months of fiscal 2010.

Included in Industrial North American operating income are business realignment charges of $1.6 million and $6.0 million in the current-year quarter and prior-year quarter, respectively, and $9.9 million and $8.6 million for the first nine months of fiscal 2010 and fiscal 2009, respectively. Included in Industrial International operating income are business realignment charges of $12.8 million and $9.3 million in the current-year quarter and prior-year quarter, respectively, and $27.2 million and $12.4 million for the first nine months of fiscal 2010 and fiscal 2009, respectively. The business realignment expenses consist primarily of severance costs resulting from plant closures as well as general reductions in the work force. The Company anticipates realizing cost savings resulting from the workforce reductions during the first nine months of fiscal 2010 of approximately $21.5 million in fiscal 2010 and approximately $37.1 million in fiscal 2011. The amount of savings that is actually realized may be lower than expected if the Company needs to hire employees in the future as a result of an increase in end-user demand. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Industrial Segment. Such actions may include the necessity to record additional business realignment charges in fiscal 2010, the timing and amount of which has not been finalized. Also included in Industrial North American operating income for the prior-year quarter and first nine months of fiscal 2009 is income of $12.3 million related to retiree medical costs (see Note 9 to the Consolidated Financial Statements for further discussion).

The increase in backlog from a year ago and the June 30, 2009 amount of $1,199.6 million is primarily due to higher order rates experienced across virtually all Industrial North American and Industrial International businesses. The Company anticipates Industrial North American sales for fiscal 2010 will decrease between 3.6 percent and 5.6 percent from the fiscal 2009 level and Industrial International sales for fiscal 2010 will decrease between 1.8 percent and 4.8 percent from the fiscal 2009 level. Industrial North American operating margins in fiscal 2010 are expected to range from 13.1 percent to 12.9 percent and Industrial International operating margins are expected to range from 9.9 percent to 9.7 percent.

Aerospace Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2010	2009	2010	2009
Net sales	$449.2	$480.0	$1,266.7	$1,432.2
Operating income	$49.8	$65.7	$144.0	$203.5
Operating margin	11.1%	13.7%	11.4%	14.2%
Backlog	$1,463.4	$1,707.7	$1 463.4	$1,707.7

The decrease in net sales in the Aerospace Segment for the current-year quarter is primarily due to a decrease in commercial original equipment manufacturer (OEM) and military aftermarket volume partially offset by higher commercial aftermarket and military OEM volume. The decline in net sales for the first nine months of fiscal 2010 is primarily due to a decrease in both commercial OEM and aftermarket volume partially offset by an increase in military OEM and aftermarket volume. Margins for the current-year quarter and first nine months of fiscal 2010 were lower primarily due to the lower sales volume, partially offset by lower operating costs. Margins for the first nine months of fiscal 2010 were also negatively impacted by higher engineering development costs. Operating income for the prior-year quarter and first nine months of fiscal 2009 includes income of $6.3 million related to retiree medical costs (see Note 9 to the Consolidated Financial Statements for further discussion).

The decrease in backlog from the prior-year quarter and the June 30, 2009 amount of $1,558.5 million is primarily due to shipments exceeding order rates primarily in the commercial OEM and aftermarket businesses. For fiscal 2010, sales are expected to decrease between 7.6 percent and 8.0 percent from the fiscal 2009 level and operating margins are expected to range from 11.7 percent to 11.5 percent. Lower commercial aftermarket volume in future product mix and higher than expected new product development costs could result in lower margins.

Climate & Industrial Controls Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2010	2009	2010	2009
Net sales	$211.8	$170.9	$573.7	$606.0
Operating income (loss)	$16.3	$(7.4)	$32.9	$(4.7)
Operating margin	7.7%	(4.3)%	5.7%	(0.8)%
Backlog	$159.5	$132.5	$159.5	$132.5

The Climate & Industrial Controls (CIC) Segment operations experienced the following percentage changes in net sales in the current-year period compared to the equivalent prior-year period:

	Period Ending March 31
	Three Months	Nine Months
CIC Segment – as reported	23.9%	(5.3)%
Currency	(3.6)%	(0.9)%

CIC Segment – without currency	20.3%	(6.2)%

The above presentation reconciles the percentage changes in net sales of the Climate & Industrial Controls Segment reported in accordance with U.S. GAAP to percentage changes in net sales adjusted to remove the effect of currency exchange rates. The effect of currency exchange rates is removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.

Excluding the effect of foreign currency changes, the increase in net sales in the Climate & Industrial Controls Segment for the current-year quarter is primarily due to higher volume in the automotive and residential air conditioning markets more than offsetting the lower end-user demand experienced in most other markets. Net sales for the first nine months of fiscal 2010 reflect lower end-user demand experienced in most markets attributable primarily to the global recession. The higher margins in the current-year quarter and first nine months of fiscal 2010 are primarily due to the benefits of cost control measures and past business realignment actions. Margins for the current-year quarter also benefitted from the higher sales volume. Included in operating income are business realignment charges of $0.5 million and $1.9 million for the current-year quarter and prior-year quarter, respectively, and $3.7 million and $7.9 million in the first nine months of fiscal 2010 and fiscal 2009, respectively. The business realignment charges primarily relate to severance costs resulting from plant closures. The Company expects to realize cost savings resulting from the severance costs incurred during the first nine months of fiscal 2010 of approximately $1.9 million in fiscal 2010 and approximately $3.5 million in fiscal 2011. The amount of savings that is actually realized may be lower than expected if the Company needs to hire employees in the future as a result of an increase in end-user demand. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Climate & Industrial Controls Segment. Such actions may include the necessity to record additional business realignment charges in fiscal 2010, the timing and amount of which has not been finalized. Operating income for the prior-year quarter and first nine months of fiscal 2009 includes income of $2.3 million related to retiree medical costs (see Note 9 to the Consolidated Financial Statements for further discussion).

The increase in backlog from the prior-year quarter and the June 30, 2009 amount of $127.2 million is primarily due to higher order rates in most markets, most notably in the automotive and residential air conditioning markets. For fiscal 2010, sales are expected to range from an increase of 0.9 percent to a decrease of 0.1 percent as compared to the fiscal 2009 level and operating margins are expected to range from 6.5 percent to 6.3 percent.

Corporate and Other

Corporate general and administrative expenses were $41.3 million in the current-year quarter compared to $40.4 million in the prior-year quarter and were $99.1 million for the first nine months of fiscal 2010 compared to $123.1 million for the first nine months of fiscal 2009. As a percent of sales, corporate general and administrative expenses for the current-year quarter were 1.6 percent compared to 1.7 percent for the prior-year quarter and were 1.4 percent and 1.5 percent for the first nine months of fiscal 2010 and fiscal 2009, respectively. The lower expense in the first nine months of fiscal 2010 is primarily due to lower incentive compensation expenses.

Other expense (in the Business Segment Results) included the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2010	2009	2010	2009
Foreign currency transaction loss (gain)	$7.9	$1.2	$15.9	$(5.9)
Litigation settlements		36.2		37.4
Insurance recovery		(11.6)		(11.6)
Stock-based compensation	6.9	6.8	37.4	35.3
Pensions	9.9	0.5	34.9	2.4
Asset writedowns	3.2	4.8	11.6	14.7
Other items, net	7.5	0.7	16.7	(5.8)

	$35.4	$38.6	$116.5	$66.5

CONSOLIDATED BALANCE SHEET

	March 31, 2010	June 30, 2009
(dollars in millions)
Accounts receivable	$1,563.2	$1,417.3
Inventories	1,196.6	1,254.6
Plant and equipment, net of accumulated depreciation	1,782.4	1,880.6
Goodwill	2,882.7	2,903.1
Intangible assets, net	1,207.4	1,273.9
Notes payable	366.7	481.5
Accounts payable, trade	785.2	649.7
Accrued payrolls and other compensation	334.6	356.8
Accrued domestic and foreign taxes	171.1	113.1
Shareholders’ equity	4,609.6	4,268.2
Working capital	$1,282.4	$1,118.0
Current ratio	1.62	1.56

Accounts receivable are primarily receivables due from customers for sales of product ($1,415 million at March 31, 2010 and $1,280 million at June 30, 2009). Days sales outstanding relating to trade accounts receivable decreased to 49 days at March 31, 2010 from 53 days at June 30, 2009. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.

Inventories decreased due to the Company’s concerted effort to match inventory levels with current customer demand. Days supply of inventory was 63 days at March 31, 2010 and 77 days at June 30, 2009.

Notes payable decreased since June 30, 2009 primarily due to payments made to reduce commercial paper borrowings partially offset by debt reclassified from long-term to current.

Accounts payable, trade increased from the June 30, 2009 balance primarily due to the timing of purchases and payments. Days payable outstanding increased to 34 days at March 31, 2010 from 33 days at June 30, 2009.

Accrued payrolls and other compensation decreased primarily due to lower incentive compensation.

Accrued domestic and foreign taxes increased primarily due to the timing of tax payments.

Due to the weakening of the U.S. dollar, foreign currency translation adjustments resulted in an increase in Shareholders’ equity of $28 million.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended March 31,
(in millions)	2010	2009
Cash provided by (used in):
Operating activities	$841.4	$716.1
Investing activities	(104.4)	(918.2)
Financing activities	(534.3)	81.2
Effect of exchange rates	(9.7)	(38.6)
Net increase (decrease) in cash and cash equivalents	$193.0	$(159.5)

Cash flows from operating activities increased despite lower Net income and a $100 million discretionary cash contribution to the Company’s qualified defined benefit plans. Cash provided by operating activities in fiscal 2010 includes a $54 million cash payment received as a result of the restructuring of an executive life insurance program. In the prior year, the Company settled payments from an acquisition after the acquisition closing date resulting in the significant amount of cash used by Other accrued liabilities. Cash used for incentive compensation also decreased from the prior year.

Cash flows used in investing activities decreased as near-term economic uncertainties resulted in the Company reducing its acquisition activity and limiting capital expenditures.

Cash flows provided by financing activities decreased from the prior year when the Company used its commercial paper borrowings to fund acquisition activity and share repurchases. During the current year, the Company has been focused on repaying debt, which has resulted in reduced acquisition activity and a significantly lower level of share repurchases.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-equity of no more than 37 percent.

Debt to Debt-Equity Ratio (in millions)	March 31, 2010	June 30, 2009
Debt	$1,902.6	$2,321.1
Debt & Shareholders’ equity	$6,512.2	$6,589.4
Ratio	29.2%	35.2%

The Company has a line of credit totaling $1,500 million through a multi-currency revolving credit agreement with a group of banks, of which $1,445 million was available as of March 31, 2010. The credit agreement expires in September 2012; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. A portion of the credit agreement supports the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch Ratings. These ratings are considered investment grade. The revolving credit agreement requires a facility fee of 4.5/100ths of one percent of the commitment per annum at the Company’s present rating level. The revolving credit agreement contains provisions that increase the facility fee of the credit agreement in the event the Company’s credit ratings are lowered. A lowering of the Company’s credit ratings would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

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

The Company’s principal sources of liquidity are its cash flows provided from operating activities and borrowings either from or directly supported by its line of credit. The Company’s ability to borrow has not been affected by a lack of general credit availability and the Company does not foresee any impediments to borrow funds at affordable interest rates in the near future. The Company expects that its ability to generate cash from its operations and ability to borrow directly from its line of credit or sources directly supported by its line of credit should be sufficient to support working capital needs, planned growth, benefit plan funding, dividend payments and share repurchases in the near term.

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

The results of the Company’s fiscal 2010 annual goodwill impairment test performed as of December 31, 2009 indicated that no goodwill impairment existed. However, the following reporting units had an estimated fair value that the Company has determined, from both a quantitative and qualitative perspective, was not significantly in excess of their carrying value:

Reporting Unit	Goodwill Balance	Fair Value In Excess of Carrying Value
Origa Europe	$27.3 million	108%
dh Industrial	$158.1 million	105%
Integrated Seal	$121.1 million	101%

All of these reporting units are part of the Industrial Segment. For each of these reporting units, the sales growth assumption had the most significant influence on the estimation of fair value.

The sales growth assumption for Origa Europe was primarily based on improved overall market conditions, new product development as well as benefits from synergies of fully integrating this reporting unit into the Company’s distribution networks. The key uncertainties in the sales growth assumption used in the estimation of the fair value of this reporting unit is the growth of the markets that this reporting unit serves as well as the ability to realize the expected level of integration benefits.

The sales growth assumption for dh Industrial was primarily based on improved overall market conditions as well as new product development. The key uncertainty in the sales growth assumption used in the estimation of the fair value of this reporting unit is the increase in customer demand in the markets that this reporting unit serves as well as market acceptance of new products.

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

The Company continually monitors its reporting units for impairment indicators and updates assumptions used in the most recent calculation of the fair value of a reporting unit as appropriate. The Company is unaware of any current market trends that are contrary to the assumptions made in the estimation of its reporting unit’s fair value. If the recovery of the current economic environment is not consistent with the Company’s current expectations, it is possible that the estimated fair value of certain reporting units could fall below their carrying value resulting in the necessity to conduct additional goodwill impairment tests.

Long-lived assets held for use, which primarily includes finite lived intangible assets and property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. During the first nine months of fiscal 2010, there were no events or circumstances that indicated that the carrying value of the Company’s long-lived assets held for use were not recoverable.

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

FORWARD-LOOKING STATEMENTS

Forward-looking statements contained in this and other written and oral reports are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. All statements regarding future performance, earnings projections, events or developments are forward-looking statements. It is possible that the future performance and earnings projections of the Company and individual segments may differ materially from current expectations, depending on economic conditions within its mobile, industrial and aerospace markets, and the Company’s ability to maintain and achieve anticipated benefits associated with announced realignment activities, strategic initiatives to improve operating margins, actions taken to combat the effects of the current economic environment, and growth, innovation and global diversification initiatives. A change in the economic conditions in individual markets may have a particularly volatile effect on segment results.

Among the other factors which may affect future performance are:

•

changes in business relationships with and purchases by or from major customers, suppliers or distributors, including delays or cancellations in shipments, disputes regarding contract terms or significant changes in financial condition, and changes in contract cost and revenue estimates for new development programs,

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

Beginning in the third quarter of fiscal 2010, the Company considers Venezuela to be a highly inflationary economy therefore the United States dollar is the functional currency for the Company’s Venezuelan operations. The effect of treating Venezuela as a highly inflationary economy did not have a material effect on the Company’s results of operations or financial position.

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the third quarter of fiscal 2010. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The time period for the alleged illegal activities by Parker ITR’s marine hose business unit varies by jurisdiction. In the United States, the Department of Justice, which initiated the April 2007 grand jury subpoenas, alleges that the challenged activities commenced in the United States in 1999 and ended May 2, 2007. The Department of Justice and Parker ITR agreed to resolve this matter and on March 25, 2010, the U.S. District Court for the Southern District of Texas accepted this agreement between the parties, resulting in a fine of $2.29 million dollars. Parker ITR has paid this fine.

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

Counsel for Parker ITR accepted service related to the ACCC’s statement of claim and hearings have been held in the matter. The ACCC is investigating conduct through 2007. On December 10, 2009, Parker ITR and the ACCC presented a proposed settlement to the Court which provides for a total fine of 675,000 Australian dollars, which was approved on April 13, 2010. Parker ITR has paid this fine, which, as of April 23, 2010, was approximately $626 thousand.

The Company and Parker ITR reached a settlement of the class action litigation in the United States, and the Court granted final approval of that settlement on January 13, 2010. On February 17, 2009, Parker ITR entered into a separate agreement to settle possible private causes of action outside the United States.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.
(b)	Use of Proceeds. Not applicable.
(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 through January 31, 2010	28,000	$56.91	28,000	9,437,608
February 1, 2010 through February 28, 2010	27,400	$56.81	27,400	9,410,208
March 1, 2010 through March 31, 2010	27,900	$63.20	27,900	9,382,308
Total:	83,300	$58.98	83,300	9,382,308

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

ITEM 6. Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2010.*

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes- Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the quarters ended March 31, 2010 and 2009, (ii) Consolidated Statement of Income for the nine months ended March 31, 2010 and 2009, (iii) Consolidated Balance Sheet at March 31, 2010 and June 30, 2009, (iv) Consolidated Statement of Cash Flows for the nine months ended March 31, 2010 and 2009 and (v) Notes to Consolidated Financial Statements for the nine months ended March 31, 2010.

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

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Timothy K. Pistell
Timothy K. Pistell
Executive Vice President - Finance and Administration and Chief Financial Officer

Date: May 5, 2010

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2010. *

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes- Oxley Act of 2002. *

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the quarters ended March 31, 2010 and 2009, (ii) Consolidated Statement of Income for the nine months ended March 31, 2010 and 2009, (iii) Consolidated Balance Sheet at March 31, 2010 and June 30, 2009, (iv) Consolidated Statement of Cash Flows for the nine months ended March 31, 2010 and 2009 and (v) Notes to Consolidated Financial Statements for the nine months ended March 31, 2010.

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