Form 10-K
period 2010-06-30
PARKER HANNIFIN CORP
filed 2010-08-26
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2009, excluding, for purpose of this computation only, stock holdings of the Registrant’s Directors and Officers: $8,592,027,160.

The number of Common Shares outstanding on July 31, 2010 was 161,176,153.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference:

(1)	Annual Report to Shareholders of the Company for the fiscal year ended June 30, 2010 is incorporated by reference into Parts I and II hereof.

(2)	Definitive Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders to be held on October 27, 2010 is incorporated by reference into Part III hereof.

PARKER-HANNIFIN CORPORATION

FORM 10-K

Fiscal Year Ended June 30, 2010

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

The Board of Directors has adopted a written charter for each of the committees of the Board of Directors. These charters, as well as the Company’s Code of Conduct, Board of Directors Guidelines on Significant Corporate Governance Issues and Independence Standards for Directors, are posted and available on the Company’s investor relations internet website at www.phstock.com under the Corporate Governance page. Shareholders may request copies of these corporate governance documents, free of charge, by writing to Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141, Attention: Secretary, or by calling (216) 896-3000.

The Company’s manufacturing, service, distribution and administrative facilities are located in 39 states and in 45 foreign countries. The Company’s motion and control technologies and systems are used in the products of its three principal business segments: Industrial; Aerospace; and Climate & Industrial Controls. The products are sold as original and replacement equipment through product and distribution centers worldwide. The Company markets its products through direct-sales employees, independent distributors, sales representatives and builder/dealers. Parker products are supplied to approximately 471,000 customers in virtually every significant manufacturing, transportation and processing industry. For the fiscal year ended June 30, 2010, total net sales were $9,993,165,773. Industrial Segment products accounted for 74%, Aerospace Segment products accounted for 18%, and Climate & Industrial Controls Segment products accounted for 8% of those net sales.

Markets

Motion and control technologies and systems are used throughout various industries and in various applications. The approximately 471,000 customers who purchase the Company’s products are found throughout virtually every significant manufacturing, transportation and processing industry. No single customer accounted for more than 3% of the Company’s total net sales for the fiscal year ended June 30, 2010.

Industrial Segment. Sales of Industrial Segment products are made primarily to original equipment manufacturers and their replacement markets in all major manufacturing, transportation and processing industries. The major markets for products of the Industrial Segment are listed below by Group:

Automation Group:	• Alternative energy • Converting and packaging • Factory automation • Food production machinery • Life sciences and medical • Material handling • Paper machinery	• Primary metals • Robotics • Safety and security • Semiconductor and electronics • Transportation and mobile

Filtration Group:	• Food and beverage • Industrial machinery • Life sciences • Marine • Mobile equipment	• Oil and gas • Power generation • Process • Transportation • Water

Fluid Connectors Group:	• Aerial lift • Agriculture • Bulk chemical handling • Construction Machinery • Food and beverage • Fuel and gas delivery • Industrial machinery	• Life sciences • Marine • Mining • Mobile • Oil and gas • Renewable energy • Transportation

Hydraulics Group:	• Aerial lift • Agriculture • Construction machinery • Forestry • Industrial machinery • Machine tool • Material handling	• Marine • Mining • Oil and gas • Power generation • Renewable energy • Truck hydraulics • Factory automation

Instrumentation Group:	• Chemical and refining • Food and beverage • Medical and dental	• Microelectronics • Oil and gas • Power generation

Seal Group:	• Aerospace • Chemical processing • Consumer • Energy, oil and gas • Fluid power • General industrial	• Information technology • Life sciences • Military • Semiconductor • Telecommunications • Transportation

Aerospace Segment. Sales of Aerospace Segment products are made primarily in the commercial and military aerospace markets to both original equipment manufacturers and to end users for spares, maintenance, repair and overhaul. The major markets for products of the Aerospace Segment are listed below:

• Commercial transports • Engines • General and business aviation • Helicopters • Launch vehicles • Military aircraft	• Missiles • Power generation • Regional transports • Unmanned aerial vehicles • Aftermarket services

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

Filtration Group: filters, systems and instruments to monitor and remove contaminants from fuel, air, oil, water and other liquids and gases, including:

• Analytical gas generators • Compressed air and gas filters and dryers • Condition monitoring devices • Engine air, fuel and oil filtration and systems • Hydraulic, lubrication and coolant filters	• Nitrogen, hydrogen and zero air generators • Process, chemical, water and microfiltration filters • Water desalinization and purification

Fluid Connectors Group: connectors which control, transmit and contain fluid, including:

• Connectors for low pressure fluid conveyance • Deep sea umbilicals • Diagnostic equipment • Hose couplings • Industrial hose • Mooring systems and power cables	• PTFE hose and tubing • Quick couplings • Check valves • Rubber and thermoplastic hose • Tube fittings and adapters • Tubing and plastic fittings

Hydraulics Group: hydraulic components and systems for builders and users of industrial and mobile machinery and equipment, including:

• Accumulators • Cartridge valves • Human machine interfaces • Hydraulic transmissions • Hydraulic cylinders • Hydraulic motors and pumps • Hydraulic systems	• Hydraulic valves and controls • Hydrostatic steering units • Integrated hydraulic circuits • Power take-off equipment • Power units • Rotary actuators • Sensors

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

Industrial Segment products include standard products, as well as custom products which are engineered and produced to original equipment manufacturers’ specifications for application to a particular end product. Both standard and custom products are also used in the replacement of original motion and control products. Industrial Segment products are marketed primarily through field sales employees and approximately 10,300 independent distributor locations throughout the world.

Aerospace Segment. The principal products of the Company’s Aerospace Segment include flight control, hydraulic, fuel, fluid conveyance, and engine systems and components used on commercial and military airframe and engine programs.

The Aerospace Segment offers primary and secondary flight control systems and components, including:

•

hydraulic, electrohydraulic, electric backup hydraulic, electrohydrostatic, and electromechanical components used for precise control of aircraft rudders, elevators, ailerons and other aerodynamic control surfaces.

The Aerospace Segment also offers complete hydraulic systems and components, including:

• Engine-driven pumps • Motor pumps • Power transfer units • Hydraulic power packs • Reservoirs • Filtration manifolds • Selector valves • Electrohydraulic servo valves	• Thrust-reverser systems • Utility actuators • Accumulators • Electronic controllers and software • Integration packages • Automatic bleed valves

The Aerospace Segment also designs and manufactures aircraft wheels, brakes and associated hydraulics components for general aviation, rotorcraft and military markets.

The Aerospace Segment’s fuel product line offers complete fuel systems and components, including:

•   Fuel tank inerting systems

•   Refuel, transfer, and pressurization controls

•   In-flight refueling systems

•   Fuel pumps and valves

•   Fuel measurement and management systems

•   Fuel and pneumatic filtration

•   Fluid conveyance equipment

•   Center of gravity controls

•   Engine fuel injection atomization nozzles, manifolds and augmentor controls

•   Electronic monitoring computers and controllers

•   Lightning-safe flame arresters, fuel caps, and adapters

•   Water and waste subsystems

The Aerospace Segment offers fluid conveyance systems and components, including:

•	Rubber, metal, and PTFE hose assemblies

•	Rigid tube assemblies

•	Couplings, quick disconnects, fittings, joints, and unions

•	Valves and regulators

The Aerospace Segment also produces various engine systems and components, including:

•   Pneumatic subsystems

•   Low-pressure pneumatic controls

•   Engine starter systems

•   Fuel valves and manifolds

•   Oil and lubrication pumps and equipment

•   Heat management

•   Engine bleed control and anti-ice systems

• Electronic control and monitoring computers • Motor-driven and hydraulic pumps • Fuel and pneumatic filtration • Fluid conveyance systems and engine build units • Thrust reverser actuation

The Aerospace Segment also offers electronics thermal management heat rejection systems and single-phase and two-phase heat collection systems for radar, ISAR, and power electronics.

Aerospace Segment products are marketed by the Company’s regional sales organization and are sold directly to manufacturers and end users throughout the world.

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

Climate & Industrial Controls Segment products are marketed primarily through field sales employees and independent distributors and wholesalers throughout the world.

No single product contributed more than 1% to the Company’s total net sales for the fiscal year ended June 30, 2010.

Competition

The Company’s business operates in highly competitive markets and industries. The Company offers hundreds of thousands of individual products over numerous, varied markets through its 132 reporting units operating in 46 countries and consequently has thousands of competitors when viewed across the various markets and product offerings. The Company’s competitors include many large U.S. and non-U.S. companies, divisions of larger companies, and smaller regional or specialized companies. The degree of competition varies globally and regionally by product line, end market and geographic location. While each of the Company’s segments has several global competitors and numerous regional and specialized local ones, given the Company’s market and product breadth, no single competitor competes with the Company with respect to all products manufactured and sold by the Company.

In the Industrial Segment, the Company competes on the basis of product quality and innovation, customer service, manufacturing and distribution capability, and price competitiveness. The Company believes that it is one of the market leaders in most of the major markets for its most significant Industrial Segment products. While the Company’s primary global competitors include SMC Corporation, Freudenberg-NOK, Festo AG, Bosch Rexroth AG, Swagelok Company, Pall Corporation, Donaldson Company, Inc. and Eaton Corporation, none of these companies compete with every Group and every product line that make up the Company’s Industrial Segment.

In the Aerospace Segment, the Company has developed alliances with key customers based on the Company’s advanced technological and engineering capabilities, superior performance in quality, delivery, and service, and price competitiveness, which has enabled the Company to obtain significant original equipment business on new aircraft programs for its systems and components and to thereby obtain the follow-on repair and replacement business for these programs. Although the Company believes that it is one of the market leaders in most of the major markets for its most significant Aerospace Segment products, the Company’s primary global competitors for the most significant Aerospace Segment products include Honeywell Inc., Goodrich Corporation, Hamilton Sundstrand (a subsidiary of United Technologies Corp.), GE Aviation (formerly Smiths Aerospace), Eaton Corporation, Moog Inc., Woodwood Governor Company and Zodiac Aerospace SA.

In the Climate & Industrial Controls Segment, the Company competes on the basis of product quality and innovation, customer service, manufacturing and distribution capability, and price competitiveness. Although the Company believes that it is one of the market leaders in most of the major markets for its most significant Climate & Industrial Controls Segment products, the Company’s primary global competitors for the most significant Climate & Industrial Controls segment products include Danfoss A/S, Emerson Climate Technologies, Emerson/ASCO, Hutchinson SA, TI Automotive Ltd. and Visteon Corporation.

The Company believes that its platform utilizing nine core technologies which include aerospace, electromechanical, filtration, fluid handling, hydraulics, pneumatics, process control, refrigeration, and sealing and shielding is a positive factor in its ability to compete effectively with both large and small competitors. For each of its segments, the Company believes that the following factors also contribute to its ability to compete effectively:

•	decentralized operating structure that allows each division to focus on its customers and respond quickly at the local level;

•	system solution capabilities that use the Company’s core technologies from a variety of its segments; and

•	global presence.

Research and Product Development

The Company continually researches the feasibility of new products and services through its development laboratories and testing facilities in many of its worldwide manufacturing locations. Its research and product development staff includes chemists, physicists, and mechanical, chemical and electrical engineers.

Total research and development costs relating to the development of new products and services and the improvement of existing products and services amounted to $316,181,141 in fiscal year 2010, $338,907,820 in fiscal year 2009, and $303,097,752 in fiscal year 2008. These amounts include costs incurred by the Company related to independent research and development initiatives as well as costs incurred in connection with research and development contracts. Costs incurred in connection with research and development contracts and included in the total research and development costs reported above for each of the respective fiscal years 2010, 2009, and 2008 were $40,276,911, $50,739,381, and $47,757,134, respectively.

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

Backlog and Seasonal Nature of Business

The Company’s backlog by business segment for the past two fiscal years, as set forth on pages 13-5 to 13-7 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference. The Company’s backlog at June 30, 2010 was $3,141,244,079 and at June 30, 2009 was $2,885,284,015. Approximately 85% of the Company’s backlog at June 30, 2010 is scheduled for delivery in the succeeding twelve months. The Company’s business generally is not seasonal in nature.

Environmental Regulation

The Company’s operations necessitate the use and handling of hazardous materials and, as a result, the Company is subject to United States federal, state, and local laws and regulations as well as foreign laws designed to protect the environment and to regulate the discharge of materials into the environment. These laws impose penalties, fines and other sanctions for non-compliance and liability for response costs, property damage and personal injury resulting from past and current spills, disposals or other releases of, or exposures to, hazardous materials. Among other environmental laws, the Company is subject to the United States federal “Superfund” law, under which the Company has been designated as a “potentially responsible party” and may be liable for cleanup costs associated with various waste sites, some of which are on the United States Environmental Protection Agency’s Superfund priority list.

As of June 30, 2010, the Company is involved in environmental remediation at various United States and foreign manufacturing facilities presently or formerly operated by the Company and has been named as a “potentially responsible party,” along with other companies, at off-site waste disposal facilities and regional sites.

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

As of June 30, 2010, the Company had a reserve of $15,825,492 for environmental matters which are probable and reasonably estimable. This reserve is recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

The Company’s estimated total liability for the above mentioned sites ranges from a minimum of $15,825,492 to a maximum of $72,342,781. The largest range of the estimated total liability for any one site is approximately $6,100,000. The actual costs to be incurred by the Company will be dependent on final determination of contamination, final determination of remedial action required, negotiations with federal and state agencies with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies, effectiveness of remedial technologies employed, the ability of the other responsible parties to pay, and any insurance or third-party recoveries.

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

Employees

The Company employed approximately 54,800 persons as of June 30, 2010, of whom approximately 28,900 were employed by foreign subsidiaries.

Business Segment Information

The Company’s net sales, segment operating income and assets by business segment and net sales and long-lived assets by geographic area for the past three fiscal years, as set forth on pages 13-15 to 13-16 of Exhibit 13 to this Annual Report on Form 10-K, are incorporated into this section by reference.

Acquisitions

During fiscal year 2010, the Company completed one acquisition, as set forth on page 13-22 of Exhibit 13 to this Annual Report on Form 10-K, which is incorporated into this section by reference.

ITEM 1A. Risk Factors.

The following “risk factors” identify what the Company believes to be all of the risks that could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows. These risk factors should be considered and evaluated together with information incorporated by reference or otherwise included elsewhere in this Annual Report on Form 10-K. Additional risks not currently known to the Company or that the Company currently believes are immaterial also may impair the Company’s business, financial condition, results of operations and cash flows.

The Company is subject to risks arising from uncertainty in worldwide economic conditions.

Current uncertainty regarding global economic conditions and the existence and rate of any economic recovery may have an adverse effect on the business, results of operations and financial condition of the Company and its distributors, customers and suppliers, and on the general economic activity in many of the industries and markets in which the Company and its distributors, customers and suppliers operate. Among the economic factors which may affect performance are: manufacturing activity, air travel trends, currency exchange rates, difficulties entering new markets and general economic conditions such as inflation, deflation, interest rates and credit availability. These effects may, among other things, negatively impact the level of purchases, capital expenditures and creditworthiness of the Company’s distributors, customers and suppliers, and, therefore, the Company’s revenues, operating profits and margins and order rates.

During the second half of fiscal 2010, the Company began to see signs of an economic recovery. Throughout the worldwide economic downturn, the Company focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company’s Win Strategy initiatives relating to growth and margin improvement as well as the implementation of a number of business realignment initiatives, including plant closures and general workforce reductions, continue to help meet this objective. There can be no assurance, however, that these or any other initiatives or contingency plans implemented by the Company will be successful or that the Company will have sufficient resources to manage the recovery if the economy rebounds more quickly than anticipated.

The Company cannot predict if, when or how much worldwide economic conditions will improve. These conditions are highly unpredictable and beyond the Company’s control. If these conditions deteriorate, however, the Company’s business, results of operations and financial condition could be materially adversely affected.

The Company is subject to risks relating to its information technology systems.

The Company relies extensively on information technology systems to manage and operate its business. If these systems are damaged or cease to function properly and the Company suffers any interruption in its ability to manage and operate its business, the Company’s results of operations and financial condition could be adversely affected.

Potential product liability risks exist from the products that the Company sells.

The Company’s businesses expose it to potential product liability risks that are inherent in the design, manufacture and sale of its products and the products of third-party vendors that the Company uses or resells. Although the Company currently maintains what it believes to be suitable and adequate product liability insurance, there can be no assurance that the Company will be able to maintain its insurance on acceptable terms or that its insurance will provide adequate protection against all potential liabilities. In the event of a claim against it, a lack of sufficient insurance coverage could have a material adverse effect on the Company’s financial condition, liquidity and results of operations. Moreover, even if the Company maintains adequate insurance, a successful claim could still have a material adverse effect on its financial condition, liquidity and results of operations.

The Company may be adversely affected by litigation or other regulatory proceedings.

The Company is a defendant from time to time in litigation and regulatory proceedings relating to its business. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could adversely impact the Company’s business, financial condition or results of operations.

The Company is subject to risks relating to organizational changes.

The Company regularly executes organizational changes such as acquisitions, divestitures and realignments to support its growth and cost management strategies. In addition, the Company commits significant resources to identify, develop and retain key employees to ensure uninterrupted leadership and direction. If the Company is unable to successfully manage these and other organizational changes, its results of operations and financial condition could be adversely affected.

Demand for and supply of the Company’s products may be adversely affected by numerous factors, some of which the Company cannot predict or control, which would adversely affect its results of operations.

Numerous factors may affect the demand for and supply of the Company’s products, including:

•

changes in business relationships with and purchases by or from major customers, suppliers or distributors, including delays or cancellations in shipments, disputes regarding contract terms or significant changes in financial condition, and changes in contract cost and revenue estimates for new development programs;

•	changes in the market acceptance of its products;

•	increased competition in the markets it serves;

•	declines in the general level of industrial production; or

•	declines in the availability, or increases in the prices, of raw materials.

If any of these factors occur, the demand for and supply of the Company’s products could suffer, which would adversely affect its results of operations.

The raw materials used in the Company’s production processes and by its suppliers of component parts are subject to price and supply fluctuations that could increase the costs of products and adversely affect our results of operations.

The Company’s supply of raw materials for its businesses could be interrupted for a variety of reasons, including availability and pricing. Prices for raw materials necessary for production have fluctuated significantly in the past and significant increases could adversely affect the Company’s results of operations and profit margins. Although the Company generally attempts to manage these fluctuations by, among other things, passing along increased raw material prices to its customers in the form of price increases, there may be a time delay between the increased raw material prices and the Company’s ability to increase the price of its products, or the Company may be unable to increase the prices of its products due to pricing pressure, sales contracts or other factors.

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

The Company may face various risks relating to acquisitions, including limitations on its ability to complete acquisitions or successfully integrate acquired businesses.

The Company expects to continue its strategy of identifying and acquiring businesses with complementary products and services that it believes will enhance its operations and profitability. However, there can be no assurance that the Company will be able to continue to find suitable businesses to purchase or that it will be able to acquire such businesses on acceptable terms. In addition, there is no assurance that the Company will be able to avoid acquiring or assuming unexpected liabilities, that the Company will be able to integrate successfully any businesses that it purchases into its existing business or that any acquired businesses will be profitable. The successful integration of new businesses depends on the Company’s ability to manage these new businesses and cut excess costs. If the Company is unable to avoid these risks, its results of operations and financial condition could be adversely affected.

The Company operates in a highly competitive environment.

The Company’s domestic and foreign operations are subject to competition from a wide variety of global and local competitors, which could adversely affect the Company’s results of operations by creating downward pricing pressure and/or a decline in the Company’s margins or market shares. To compete successfully, the Company’s Industrial Segment and Climate & Industrial Controls Segment must excel in terms of product quality and innovation, customer service, manufacturing and distribution capability and price competitiveness and its Aerospace Segment must excel on the basis of technological and engineering capability, quality, delivery and service, and price competitiveness.

The Company is subject to risks relating to its foreign operations.

The Company’s net sales derived from customers outside the United States were approximately 45% in fiscal 2010, 44% in fiscal 2009 and 47% in fiscal 2008. In addition, many of the Company’s manufacturing operations and suppliers are located outside the United States. The Company expects net sales from foreign markets to continue to represent a significant portion of its total net sales. The Company’s foreign operations are subject to risk in addition to those risks of its domestic operations, including:

•	fluctuations in currency exchange rates;

•	limitations on ownership and on repatriation of earnings;

•	transportation delays and interruptions;

•	political, social and economic instability and disruptions;

•	government embargoes or foreign trade restrictions;

•	the imposition of duties and tariffs and other trade barriers;

•	import and export controls;

•	labor unrest and current and changing regulatory environments;

•	the potential for nationalization of enterprises;

•	difficulties in staffing and managing multi-national operations;

•	limitations on its ability to enforce legal rights and remedies;

•	potentially adverse tax consequences; and

•	difficulties in implementing restructuring actions on a timely basis.

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

The Company is subject to income taxes in the United States and various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. The Company’s effective tax rate could be adversely affected by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or changes in tax laws. The amount of income taxes paid is subject to ongoing audits by United States federal, state and local tax authorities and by non-United States authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company’s tax liabilities, which could have a material adverse effect on the Company’s results of operations.

The Obama administration has proposed legislation that would change how U.S. multinational corporations are taxed on their foreign income. If such legislation is enacted, the Company’s effective tax rate and, in turn, the Company’s profitability, could be materially impacted.

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

In addition, increased worldwide focus on climate change issues has led to recent legislative and regulatory efforts to limit greenhouse gas emissions, including regulation of such emissions through a “cap-and-trade” system in the United States. Changes in or to regulation of greenhouse gas emissions and other climate change concerns could subject the Company to additional costs and restrictions, including increased energy and raw material costs. While such regulation appears likely in the United States, until definitive regulations are adopted, the Company is not able to predict how such regulations would affect the Company’s business, operations or financial results.

The Company may be subject to more stringent environmental laws in the future. If more stringent environmental laws are enacted in the future, these laws could have a material adverse effect on the Company’s business, results of operations and financial condition.

Increasing costs of certain employee and retiree benefits could adversely affect the Company’s results of operations.

The amount of expenses recorded for the Company’s defined benefit pension plans is dependent on changes in market interest rates and the value of plan assets, which are dependent on actual plan asset returns. Significant changes in market interest rates and decreases in the fair value of plan assets and investment losses on plan assets would increase expenses and may adversely impact the Company’s future results of operations.

The Company does business with the United States government and as such is subject to government regulations.

In addition to the risks identified herein, doing business with the United States government subjects the Company to unusual risks, including dependence on the level of government spending and compliance with and changes in governmental procurement regulations. Agreements relating to the sale of products to government entities may be subject to termination, reduction or modification, either at the convenience of the government or for the Company’s failure to perform under the applicable contract. The Company is subject to government investigations of business practices and compliance with government procurement regulations. If the Company were charged with wrongdoing as a result of any such investigation, it could be suspended from bidding on or receiving awards of new government contracts, which could have a material adverse effect on the Company’s results of operations.

ITEM 1B. Unresolved Staff Comments. None.

ITEM 1C. Executive Officers of the Registrant.

The Company’s Executive Officers are as follows:

Name	Position	Officer Since(1)	Age as of 8/15/2010
Donald E. Washkewicz	Chairman of the Board, Chief Executive Officer and President	1997	60

Marwan M. Kashkoush	Executive Vice President – Sales, Marketing and Operations Support	2000	56

Name	Position	Officer Since(1)	Age as of 8/15/2010
Timothy K. Pistell	Executive Vice President – Finance and Administration and Chief Financial Officer	1993	63

Lee C. Banks	Executive Vice President and Operating Officer	2001	47

Robert P. Barker	Executive Vice President, Operating Officer and President – Aerospace Group	2003	60

Thomas L. Williams	Executive Vice President and Operating Officer	2005	51

Dana A. Dennis	Senior Vice President – Finance	1999	62

Robert W. Bond	Vice President and President – Fluid Connectors Group	2000	52

Michael Chung	Vice President and President – Asia Pacific Group	2008	47

Jeffery A. Cullman	Vice President and President – Hydraulics Group	2006	55

John G. Dedinsky, Jr.	Vice President – Global Supply Chain and Procurement	2006	53

William G. Eline	Vice President – Chief Information Officer	2002	54

John R. Greco	Vice President and President – Instrumentation Group	2006	56

Thomas F. Healy	Vice President and President – Climate & Industrial Controls Group	2006	50

William R. Hoelting	Vice President – Tax	2007	53

Pamela J. Huggins	Vice President and Treasurer	2003	56

Kurt A. Keller	Vice President and President – Seal Group	2009	52

A. Ricardo Machado	Vice President and President – Latin America Group	2006	62

Jon P. Marten	Vice President and Controller	2008	54

M. Craig Maxwell	Vice President – Technology and Innovation	2003	52

Thomas A. Piraino, Jr.	Vice President, General Counsel and Secretary	1998	61

Peter Popoff	Vice President and President – Filtration Group	2008	58

Name	Position	Officer Since(1)	Age as of 8/15/2010
Charly Saulnier	Vice President and President – Europe, Middle East and Africa Group	2008	62

Daniel S. Serbin	Vice President – Human Resources	2005	56

Roger S. Sherrard	Vice President and President – Automation Group	2003	44

(1)	Officers of the Company are elected by the Board of Directors to serve for a term of one-year or until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Pistell, Eline, Maxwell, Piraino, Serbin and Sherrard and Ms. Huggins have served in the executive capacities indicated above opposite their respective names during each of the past five years.

Mr. Washkewicz has served as a Director of the Company since 2000. Mr. Washkewicz has been Chairman of the Board of Directors of the Company since October 2004, Chief Executive Officer of the Company since July 2001, and President since January 2007.

Mr. Kashkoush who will be retiring effective September 30, 2010 has been Executive Vice President – Sales, Marketing and Operations Support since October 2007. He was Corporate Vice President – Worldwide Sales and Marketing from October 2003 to October 2007.

Mr. Banks has been an Executive Vice President since August 2008 and has been an Operating Officer since November 2006. He was a Senior Vice President from November 2006 to August 2008, Vice President from October 2001 to November 2006, and President of the Hydraulics Group from October 2003 to November 2006. He is also a Director of Nordson Corporation.

Mr. Barker has been an Executive Vice President since August 2008 and has been an Operating Officer since November 2006 and President of the Aerospace Group since March 2003. He was a Senior Vice President from November 2006 to August 2008 and Vice President from April 2003 to November 2006.

Mr. Williams has been an Executive Vice President since August 2008 and has been an Operating Officer since November 2006. He was a Senior Vice President from November 2006 to August 2008 and Vice President and President of the Instrumentation Group from March 2005 to November 2006. He is also a Director of Chart Industries, Inc.

Mr. Dennis who will be retiring effective September 30, 2010 has been Senior Vice President – Finance since August 2008. He was a Vice President from October 2001 to August 2008 and Controller from July 1999 to August 2008.

Mr. Bond has been a Vice President since July 2000 and has been President of the Fluid Connectors Group since March 2005.

Mr. Chung has been a Vice President and President of the Asia Pacific Group since March 2008. He was Vice President – Operations of the Hydraulic Group in Asia from January 2005 to March 2008.

Mr. Cullman has been a Vice President and President of the Hydraulics Group since November 2006. He was Vice President –Operations of the Hydraulics Group from July 2002 to November 2006.

Mr. Dedinsky has been Vice President – Global Supply Chain and Procurement since January 2006. He was Vice President – Global Sourcing and Procurement from July 2004 to January 2006.

Mr. Greco has been a Vice President and President of the Instrumentation Group since October 2006. He was Vice President and General Manager of the Global Parflex Division from August 2005 to October 2006 and General Manager of the Parflex Division from March 1996 to August 2005.

Mr. Healy has been a Vice President since April 2006 and has been President of the Climate & Industrial Controls Group since July 2006. He was a Climate & Industrial Controls Group Vice President and General Manager of Mobile Climate Systems Division from September 2004 to April 2006.

Mr. Hoelting has been Vice President – Tax since February 2007. He was Vice President – Taxation from January 1998 to February 2007.

Mr. Keller has been Vice President and President of the Seal Group since August 2009. He was Vice President of Operations of the Seal Group from July 2005 to August 2009 and General Manager of O-Ring Division from April 1999 to July 2005.

Mr. Machado has been a Vice President since January 2006 and has been President of the Latin America Group since March 2000.

Mr. Marten has been Vice President and Controller since August 2008. He was an Assistant Controller of the Corporation from July 2007 to August 2008 and Vice President and Controller of the Aerospace Group from October 2004 to July 2007.

Mr. Popoff has been a Vice President and President of the Filtration Group since February 2008. He was Vice President – Operations of the Filtration Group from April 2006 to February 2008 and Vice President/General Manager of the Global Racor Division from July 2004 to April 2006.

Mr. Saulnier has been Vice President and President of the Europe, Middle East and Africa Group since September 2008. He was President of Sales Companies – Europe, Middle East and Africa from January 2008 to September 2008 and Vice President – Operations of Sales Companies South from July 2001 to January 2008.

ITEM 2. Properties. The Company’s corporate headquarters is located in Cleveland, Ohio and, at June 30, 2010, the Company had 304 manufacturing plants and 286 distribution centers and sales and administrative offices throughout the world, none of which were individually material to its operations. The facilities are situated in 39 states within the United States and in 45 other countries. The Company owns the majority of its manufacturing plants and distribution centers, and its leased properties primarily consist of sales and administrative offices. The number of facilities used by each of the Company’s operating segments is summarized by type and geographic location in the tables below:

	Type of Facility
	Manufacturing Plants	Distribution Centers	Sales and Administrative Offices
Industrial	255	90	151
Aerospace	24	3	12
Climate & Industrial Controls	25	3	27
Total	304	96	190

	Geographic Location
	North America	Europe	Asia-Pacific	Latin America
Industrial	213	165	96	22
Aerospace	29	5	4	1
Climate & Industrial Controls	44	7	3	1
Total	286	177	103	24

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

ITEM 3. Legal Proceedings. Parker ITR S.r.l. (Parker ITR), a subsidiary acquired on January 31, 2002, has been the subject of a number of lawsuits and regulatory investigations since April 27, 2007, when a grand jury in the Southern District of Florida issued a subpoena to Parker ITR and the Company requiring the production of documents, in particular documents related to communications with competitors and customers related to Parker ITR’s business unit that manufactures marine hose, typically used in oil transfer. The lawsuits and investigations relate to allegations that for a period of up to 21 years, the Parker ITR business unit that manufactures and sells marine hose conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States and in other jurisdictions. The time period for the alleged illegal activities by Parker ITR’s marine hose business unit varies by jurisdiction. Parker ITR and the Company have cooperated with all of the regulatory authorities investigating the activities of the Parker ITR business unit that manufactures and sells marine hose and continue to cooperate with the investigations that remain ongoing. Several of the lawsuits and investigations have concluded. The following lawsuits and investigations remain pending or were resolved after March 31, 2010.

Four class action lawsuits were filed in the Southern District of Florida: Shipyard Supply LLC v. Bridgestone Corporation, et al., filed May 17, 2007; Expro Gulf Limited v. Bridgestone Corporation, et al., filed June 6, 2007; Bayside Rubber & Products, Inc. v. Trelleborg Industrie S.A., et al., filed June 25, 2007; Bayside Rubber & Products, Inc. v. Caleca, et al., filed July 12, 2007; and one in the Southern District of New York: Weeks Marine, Inc. v. Bridgestone Corporation, et al., filed July 27, 2007. On September 12, 2008, the plaintiffs filed an amended consolidated class action complaint. These lawsuits involve conduct from January 1985 to May 2007. Plaintiffs have since filed another amended consolidated complaint naming prior owners of the Parker ITR business unit that manufactures and sells marine hose. Plaintiffs generally seek treble damages, a permanent injunction, attorneys’ fees, and pre-judgment and post-judgment interest.

The Company and Parker ITR reached a settlement of the class action litigation in the United States, and the court granted final approval of that settlement on January 13, 2010. On February 17, 2009, Parker ITR entered into a separate agreement to settle possible private causes of action outside the United States.

Brazilian competition authorities commenced their investigations on November 14, 2007. Parker ITR filed a procedural defense in January 2008. The Brazilian competition authorities have not yet responded to Parker ITR’s filing. The Brazilian competition authorities’ investigation is ongoing and the Company and Parker ITR continue to cooperate. The Brazilian authorities appear to be investigating the period from 1999 through May 2007. Because the Brazilian competition authorities have not yet responded to Parker ITR’s initial filing, the potential outcome of this investigation is uncertain and will depend on the resolution of numerous issues not yet addressed at the current preliminary stage of the investigation.

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

The Australian Competition and Consumer Commission (ACCC) filed a statement of claim in the Federal Court of Australia on May 29, 2009 and named Parker ITR as a respondent. Counsel for Parker ITR accepted service related to the ACCC’s statement of claim and hearings have been held in the matter. The ACCC is investigating conduct through 2007. On December 10, 2009, Parker ITR and the ACCC presented a proposed settlement to the court which provides for a total fine of 675,000 Australian dollars, which was approved on April 13, 2010. Parker ITR has paid this fine, which, as of April 23, 2010 (date of payment), was approximately $626 thousand (based on the then-current exchange rate).

An additional related action was brought against the Company on May 25, 2010 under the False Claims Act in the Central District of California: The United States of America ex rel. Douglas Farrow v. Trelleborg, AB et al. The United States declined to intervene against the Company or Parker ITR in the case. Plaintiff generally seeks treble damages, penalties for each false claim and attorneys’ fees.

ITEM 4. (Removed and Reserved).

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market for the Registrant’s Common Equity. The Company’s common stock is listed for trading on the New York Stock Exchange. Information regarding stock price and dividend information with respect to the Company’s common stock, as set forth on page 13-40 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference. As of July 30, 2010, the number of shareholders of record of the Company was 4,383.

(b)	Use of Proceeds. Not Applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 through April 30, 2010	25,700		$68.05	25,700	9,356,608
May 1, 2010 through May 31, 2010	51,500		$64.94	51,500	9,305,108
June 1, 2010 through June 30, 2010	97,882	(2)	$60.19	82,786	9,222,322
Total:	175,082		$62.74	159,986	9,222,322

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3.0 million shares of its common stock. From time to time, the Board of Directors has adjusted the number of shares authorized for repurchase under this program. On January 28, 2009, the Finance Committee of the Board of Directors of the Company approved an increase in the number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was equal to 10.0 million. Subject to this overall limitation, each fiscal year the Company is authorized to repurchase an amount of common shares equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. There is no expiration date for this program.

(2)	Includes 15,096 shares surrendered to the Company by an executive officer to satisfy tax withholding obligations on restricted stock issued under the Company’s Long Term Incentive Awards.

ITEM 6. Selected Financial Data. The information set forth on page 13-43 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The information set forth on pages 13-2 to 13-13 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

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

The Company considers Venezuela to be a highly inflationary economy; therefore, the United States dollar is the functional currency for the Company’s Venezuelan operations. The effect of treating Venezuela as a highly inflationary economy did not have a material effect on the Company’s results of operations or financial position.

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt, thereby limiting its exposure to changes in near-term interest rates. A 100 basis point increase in near-term interest rates would increase annual interest expense on variable rate debt by approximately $856,370.

For further discussion, see the discussion of Significant Accounting Policies Footnote on page 13-22 of Exhibit 13 to this Annual Report on Form 10-K and incorporated into this section by reference.

ITEM 8. Financial Statements and Supplementary Data. The information set forth on pages 13-14 to 13-40 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

ITEM 9A. Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of fiscal year 2010, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting set forth on page 13-41 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference. The Report of Independent Registered Public Accounting Firm set forth on page 13-42 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information. None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance. Information required with respect to the Directors of the Company is set forth under the caption “Election of Directors” in the definitive Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders to be held October 27, 2010 (the “2010 Proxy Statement”) and is incorporated herein by reference. Information with respect to the executive officers of the Company is included in Part I, Item 1C hereof under the caption “Executive Officers of the Registrant”.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement is incorporated herein by reference.

The Company has adopted a Code of Conduct that applies to its Chief Executive Officer, Chief Financial Officer and Controller. The Code of Conduct is posted on the Company’s investor relations internet website at www.phstock.com under the Corporate Governance page. Any amendment to, or waiver from, a provision of the Company’s Code of Conduct that applies to its Chief Executive Officer, Chief Financial Officer or Controller will also be posted at www.phstock.com under the Corporate Governance page.

The information set forth under the captions “The Audit Committee” and “Report of the Audit Committee” in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 11. Executive Compensation. The information set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Tables” in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information set forth under the caption “Principal Shareholders” in the 2010 Proxy Statement is incorporated herein by reference. The information set forth under the caption “Equity Compensation Plan Information” in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence. The information set forth under the captions “Certain Relationships and Related Transactions”, “Review and Approval of Transactions with Related Persons”, and “Director Independence” in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services. The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2010 Proxy Statement is incorporated herein by reference.

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

August 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title

DONALD E. WASHKEWICZ, Chairman of the Board of Directors and Chief Executive Officer; JON P. MARTEN, Principal Accounting Officer; ROBERT G. BOHN, Director; LINDA S. HARTY, Director; WILLIAM E. KASSLING, Director; ROBERT J. KOHLHEPP, Director; GIULIO MAZZALUPI, Director; KLAUS-PETER MÜLLER, Director; CANDY M. OBOURN, Director; JOSEPH M. SCAMINACE, Director; WOLFGANG R. SCHMITT, Director; ÅKE SVENSSON, Director; MARKOS I. TAMBAKERAS, Director; and JAMES L. WAINSCOTT, Director.

Date: August 26, 2010

/s/ Timothy K. Pistell
Timothy K. Pistell, Executive Vice President –
Finance and Administration and Chief Financial
Officer (Principal Financial Officer and Attorney-in-Fact)

PARKER-HANNIFIN CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Reference
	Form 10-K Annual Report (Page)	Excerpt from Exhibit 13 (Page)
Data incorporated by reference from Exhibit 13:

Management’s Report on Internal Control over Financial Reporting	—	13 - 41

Report of Independent Registered Public Accounting Firm	—	13 - 42

Consolidated Statement of Income for the years ended June 30, 2010, 2009 and 2008	—	13 - 14

Consolidated Balance Sheet at June 30, 2010 and 2009	—	13 - 17

Consolidated Statement of Cash Flows for the years ended June 30, 2010, 2009 and 2008	—	13 - 18

Consolidated Statement of Equity for the years ended June 30, 2010, 2009 and 2008	—	13 - 19

Notes to Consolidated Financial Statements	—	13 - 20 to 13 - 40

Schedule:

II - Valuation and Qualifying Accounts	F-2	—

Individual financial statements and related applicable schedules for the Registrant (separately) have been omitted because the Registrant is primarily an operating company and its subsidiaries are considered to be wholly-owned.

F-1

PARKER-HANNIFIN CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2008, 2009 and 2010

(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning Of Period	Additions Charged to Costs and Expenses	Other (Deductions)/ Additions (A)	Balance At End Of Period
Allowance for doubtful accounts:
Year ended June 30, 2008	$11,655	$8,470	$(3,282)	$16,843
Year ended June 30, 2009	$16,843	$9,157	$(6,185)	$19,815
Year ended June 30, 2010	$19,815	$1,871	$(6,985)	$14,701
Deferred tax asset valuation allowance:
Year ended June 30, 2008	$28,896	$53,324	$(3,589)	$78,631
Year ended June 30, 2009	$78,631	$34,122	$130	$112,883
Year ended June 30, 2010	$112,883	$22,970	$(43,054)	$92,799

(A)	For allowance for doubtful accounts, net balance of deductions due to uncollectible accounts charged off and additions due to acquisitions or recoveries. For defered tax asset valuation allowance, primarily represents adjustments due to acquisitions and net operating losses.

F-2

Exhibit Index

Exhibit No.	Description of Exhibit
Articles of Incorporation and By-Laws:

(3)(a)	Amended Articles of Incorporation incorporated by reference to Exhibit 3 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-4982).

(3)(b)	Code of Regulations, as amended, incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2007 (Commission File No. 1-4982).

Instruments Defining Rights of Security Holders:

(4)(a)	Shareholder Protection Rights Agreement, dated as of February 8, 2007, between the Registrant and Wells Fargo Bank, N.A. (as successor to National City Bank), as Rights Agent, incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A filed on February 8, 2007 (Commission File No. 1-4982).

First Amendment to Shareholder Protection Rights Agreement, dated as of July 6, 2009, between the Registrant and Wells Fargo Bank, N.A. (as successor to National City Bank), as Rights Agent, incorporated by reference to Exhibit 4(a) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2009 (Commission File No. 1-4982).

The Registrant is a party to other instruments, copies of which will be furnished to the Commission upon request, defining the rights of holders of its long-term debt identified in Note 9 of the Notes to Consolidated Financial Statements on pages 13-28 to 13-29 of Exhibit 13 hereto, which Note is incorporated herein by reference.

Material Contracts:

(10)(a)	Form of Parker-Hannifin Corporation Amended and Restated Change in Control Severance Agreement entered into by the Registrant and executive officers incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(b)	Parker-Hannifin Corporation Amended and Restated Change in Control Severance Plan incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(c)	Form of Indemnification Agreement entered into by the Registrant and its directors and executive officers incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission File No. 1-4982).

(10)(d)	Description of the Parker-Hannifin Corporation Officer Life Insurance Plan incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 1-4982).

(10)(e)	Parker-Hannifin Corporation Amended and Restated Supplemental Executive Retirement Benefits Program incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No. 1-4982).

(10)(f)	Amendment to Parker-Hannifin Corporation Amended and Restated Supplemental Executive Retirement Benefits Program incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on April 21, 2010 (Commission File No. 1-4982).

(10)(g)	Form of Notice of Change to Long Term Disability Benefit and Tax Election Form for certain executive officers incorporated by reference to Exhibit 10(j) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2007 (Commission File No. 1-4982).

(10)(h)	Parker-Hannifin Corporation Amended and Restated 1993 Stock Incentive Program incorporated by reference to Exhibit 10(i) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2009 (Commission File No. 1-4982).

(10)(i)	Parker-Hannifin Corporation Amended and Restated 2003 Stock Incentive Plan incorporated by reference to Exhibit 10(j) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2009 (Commission File No. 1-4982).

(10)(j)	Parker-Hannifin Corporation 2009 Omnibus Stock Incentive Plan incorporated by reference to Appendix A of the Registrant’s Proxy Statement on Schedule 14A, filed with the Commission on September 28, 2009 (Commission File No. 1-4982).

(10)(k)	Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed with the Commission on September 26, 2005 (Commission File No. 1-4982).

(10)(l)	Form of 2007 Notice of Grant of Stock Options with Tandem Stock Appreciation Rights for executive officers incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).

(10)(m)	Form of 2008 Notice of Grant of Stock Options with Tandem Stock Appreciation Rights for executive officers incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K/A filed with the Commission on September 5, 2007 (Commission File No. 1-4982).

(10)(n)	Form of 2009 Notice of Stock Options Award with Tandem Stock Appreciation Rights for executive officers incorporated by reference to Exhibit 10(d) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(o)	Form of 2010 Notice of Stock Options with Tandem Stock Appreciation Rights for executive officers incorporated by reference to Exhibit 10(d) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No. 1-4982).

(10)(p)	Form of Notice of FY09 Target Incentive Bonus Award Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(e) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(q)	Form of Notice of FY10 Target Incentive Bonus Award incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2009 (Commission File No. 1-4982).

(10)(r)	Form of Notice of FY10 Target Incentive Bonus Award Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2009 (Commission File No. 1-4982).

(10)(s)	Form of 2007-08-09 Long Term Incentive Award Letter Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).

(10)(t)	Form of 2008-09-10 Long Term Incentive Award Letter Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K/A filed with the Commission on September 5, 2007 (Commission File No. 1-4982).

(10)(u)	Form of Notice of 2009-10-11 Long Term Incentive Award Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(f) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(v)	Form of Notice of FY2010-11-12 Long Term Incentive Performance Award Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2009 (Commission File No. 1-4982).

(10)(w)	Form of Notice of Long Term Incentive Performance Award Under the Parker-Hannifin Corporation Performance Bonus Plan.*

(10)(x)	Form of Notice of RONA Bonus Award Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No. 1-4982).

(10)(y)	Parker-Hannifin Corporation Summary of RONA Bonus Awards in Lieu of Certain Executive Perquisites incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(z)	Parker-Hannifin Corporation Amended and Restated Savings Restoration Plan incorporated by reference to Exhibit 10(i) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(aa)	Parker-Hannifin Corporation Amended and Restated Pension Restoration Plan incorporated by reference to Exhibit 10(j) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(bb)	Amendment to Parker-Hannifin Corporation Amended and Restated Pension Restoration Plan.*

(10)(cc)	Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan incorporated by reference to Exhibit 10(k) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(dd)	Parker-Hannifin Corporation Volume Incentive Plan incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on August 18, 2009 (Commission File No. 1-4982).

(10)(ee)	Parker-Hannifin Corporation Sales Company Incentive Plan incorporated by reference to Exhibit 10(x) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2009 (Commission File No. 1-4982).

(10)(ff)	Parker-Hannifin Corporation Claw-back Policy incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 18, 2009 (Commission File No. 1-4982).

(10)(gg)	Amended and Restated Parker-Hannifin Corporation Non-Employee Directors’ Stock Plan incorporated by reference to Exhibit 10(x) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).

(10)(hh)	Parker-Hannifin Corporation Non-Employee Directors Stock Option Plan incorporated by reference to Exhibit 10(w) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

(10)(ii)	Parker-Hannifin Corporation Amended and Restated 2004 Non-Employee Directors’ Stock Incentive Plan incorporated by reference to Exhibit 10(aa) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2009 (Commission File No. 1-4982).

(10)(jj)	Form of 2007 Notice of Issuance of Restricted Stock for Non-Employee Directors incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).

(10)(kk)	Form of 2008 Notice of Issuance of Restricted Stock for Non-Employee Directors incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-4982).

(10)(ll)	Form of 2009 Notice of Issuance of Restricted Stock for Non-Employee Directors incorporated by reference to Exhibit 10(l) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(mm)	Amended 2009 Notice of Issuance of Restricted Stock for Non-Employee Directors issued to William E. Kassling dated March 11, 2009 incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2009 (Commission File No. 1-4982).

(10)(nn)	Amended 2009 Notice of Issuance of Restricted Stock for Non-Employee Directors issued to Joseph M. Scaminace dated March 11, 2009 incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2009 (Commission File No. 1-4982).

(10)(oo)	Amended 2009 Notice of Issuance of Restricted Stock for Non-Employee Directors issued to Wolfgang R. Schmitt dated March 11, 2009 incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2009 (Commission File No. 1-4982).

(10)(pp)	Form of 2010 Notice of Issuance of Restricted Stock for Non-Employee Directors incorporated by reference to Exhibit 10(i) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No. 1-4982).

(10)(qq)	Amended and Restated Deferred Compensation Plan for Directors of Parker-Hannifin Corporation incorporated by reference to Exhibit 10(m) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(rr)	Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 1, 2008, incorporated by reference to Exhibit 10(n) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(11)	Computation of Common Shares Outstanding and Earnings Per Share is incorporated by reference to Note 5 of the Notes to Consolidated Financial Statements on page 13-26 of Exhibit 13 hereto.*

(12)	Computation of Ratio of Earnings to Fixed Charges as of June 30, 2010.*

(13)	Excerpts from Annual Report to Shareholders for the fiscal year ended June 30, 2010 which are incorporated herein by reference thereto.*

(21)	List of subsidiaries of the Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)(a)	Power of Attorney.*

(24)(b)	Power of Attorney of Messrs. Bohn and Svensson.*

(31)(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(31)(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended June 30, 2010, 2009 and 2008, (ii) Consolidated Balance Sheet at June 30, 2010 and 2009, (iii) Consolidated Statement of Cash Flows for the years ended June 30, 2010, 2009 and 2008, (iv) Consolidated Statement of Equity for the years ended June 30, 2010, 2009 and 2008 and (v) Notes to Consolidated Financial Statements for the year ended June 30, 2010.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Shareholders may request a copy of any of the exhibits to this Annual Report on Form 10-K by writing to the Secretary, Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141.