Form 10-Q
period 2010-09-30
PARKER HANNIFIN CORP
filed 2010-11-08
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of Common Shares outstanding at September 30, 2010            161,331,980

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
Net sales	$2,829,273	$2,237,165
Cost of sales	2,137,874	1,800,945

Gross profit	691,399	436,220
Selling, general and administrative expenses	333,584	301,843
Interest expense	24,633	25,723
Other (income), net	(3,182)	(5,375)

Income before income taxes	336,364	114,029
Income taxes	87,334	40,059

Net income	249,030	73,970
Less: Noncontrolling interest in subsidiaries’ earnings	1,859	477

Net income attributable to common shareholders	$247,171	$73,493

Earnings per share attributable to common shareholders:
Basic	$1.53	$.46
Diluted	$1.51	$.45
Cash dividends per common share	$.27	$.25

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	(Unaudited) September 30, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$923,836	$575,526
Accounts receivable, net	1,694,313	1,599,941
Inventories:
Finished products	509,613	465,477
Work in process	623,866	564,204
Raw materials	161,658	141,974

	1,295,137	1,171,655
Prepaid expenses	104,216	111,545
Deferred income taxes	130,094	130,129

Total current assets	4,147,596	3,588,796
Plant and equipment	4,765,948	4,553,997
Less accumulated depreciation	2,994,965	2,856,116

	1,770,983	1,697,881
Goodwill	2,915,602	2,786,334
Intangible assets, net	1,180,021	1,150,051
Other assets	695,519	687,320

Total assets	$10,709,721	$9,910,382

LIABILITIES
Current liabilities:
Notes payable	$391,303	$363,272
Accounts payable, trade	953,259	888,743
Accrued payrolls and other compensation	310,462	371,393
Accrued domestic and foreign taxes	195,455	176,349
Other accrued liabilities	431,625	405,134

Total current liabilities	2,282,104	2,204,891

Long-term debt	1,745,812	1,413,634
Pensions and other postretirement benefits	1,327,195	1,500,928
Deferred income taxes	149,701	135,321
Other liabilities	212,332	196,208

Total liabilities	5,717,144	5,450,982
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at September 30 and June 30	90,523	90,523
Additional capital	664,265	637,442
Retained earnings	6,284,148	6,086,545
Accumulated other comprehensive (loss)	(910,884)	(1,208,561)
Treasury shares, at cost; 19,714,148 shares at September 30 and 19,790,110 at June 30	(1,233,107)	(1,237,984)

Total shareholders’ equity	4,894,945	4,367,965
Noncontrolling interests	97,632	91,435

Total equity	4,992,577	4,459,400

Total liabilities and equity	$10,709,721	$9,910,382

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$249,030	$73,970
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	57,738	64,165
Amortization	27,248	28,798
Share incentive plan compensation	29,242	26,436
Deferred income taxes	31,033	(16,011)
Foreign currency transaction loss (gain)	7,934	(4,096)
(Gain) on sale of plant and equipment	(209)	(2,194)

Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(20,281)	(2,682)
Inventories	(68,538)	17,863
Prepaid expenses	10,764	42,962
Other assets	(7,243)	25,690
Accounts payable, trade	33,863	110
Accrued payrolls and other compensation	(68,653)	(82,069)
Accrued domestic and foreign taxes	13,099	29,760
Other accrued liabilities	8,843	35,792
Pensions and other postretirement benefits	(169,958)	25,177
Other liabilities	(11,032)	(3,618)

Net cash provided by operating activities	122,880	260,053

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less acquired cash of $1 in 2010)	(8,129)
Capital expenditures	(52,690)	(30,099)
Proceeds from sale of plant and equipment	2,169	4,422
Other	(318)	(1,334)

Net cash (used in) investing activities	(58,968)	(27,011)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	3,585	2,868
(Payments for) common shares	(10,000)	(5,000)
Tax benefit from share incentive plan compensation	3,110	886
(Payments of) notes payable, net	(539)	(190,983)
Proceeds from long-term borrowings	294,551	679
(Payments of) long-term borrowings	(60)	(6,975)
Dividends	(43,648)	(40,171)

Net cash provided by (used in) financing activities	246,999	(238,696)
Effect of exchange rate changes on cash	37,399	7,892

Net increase in cash and cash equivalents	348,310	2,238
Cash and cash equivalents at beginning of year	575,526	187,611

Cash and cash equivalents at end of period	$923,836	$189,849

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

	Three Months Ended September 30,
	2010	2009
Net sales
Industrial:
North America	$1,064,915	$783,085
International	1,092,981	850,250
Aerospace	436,680	416,856
Climate & Industrial Controls	234,697	186,974

Total	$2,829,273	$2,237,165

Segment operating income
Industrial:
North America	$189,362	$76,171
International	183,800	61,823
Aerospace	43,776	53,146
Climate & Industrial Controls	21,552	10,497

Total segment operating income	438,490	201,637
Corporate general and administrative expenses	33,354	26,302

Income from operations before interest expense and other	405,136	175,335
Interest expense	24,633	25,723
Other expense	44,139	35,583

Income before income taxes	$336,364	$114,029

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1. Management representation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2010, the results of operations for the three months ended September 30, 2010 and 2009 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2010 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. No subsequent events occurred that required either adjustment to or disclosure in these financial statements.

2. Product warranty

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of September 30, 2010 and June 30, 2010 is immaterial to the financial position of the Company and the change in the accrual for both the current-year quarter and prior-year quarter was immaterial to the Company’s results of operations and cash flows.

3. Earnings per share

The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010	2009
Numerator:
Net income attributable to common shareholders	$247,171	$73,493
Denominator:
Basic - weighted average common shares	161,272,536	160,629,291
Increase in weighted average from dilutive effect of stock-based awards	2,834,684	1,411,494

Diluted - weighted average common shares, assuming exercise of stock-based awards	164,107,220	162,040,785

Basic earnings per share	$1.53	$.46
Diluted earnings per share	$1.51	$.45

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands, except per share amounts

3. Earnings per share, continued

At September 30, 2010 and 2009, 4,566,836 and 10,031,236 common shares, respectively, subject to stock-based awards were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

4. Share repurchase program

The Company has a program to repurchase its common shares. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows and commercial paper borrowings, and the shares are initially held as treasury stock. The Company repurchased 161,364 shares of its common stock at an average price of $61.97 during the three-month period ended September 30, 2010 under this program.

5. Business realignment charges

During the first quarter of fiscal 2011, the Company recorded a $3.1 million charge for the costs to structure its businesses in light of current and anticipated customer demand. The charge primarily consists of severance costs related to plant closures as well as general work force reductions implemented by various operating units throughout the world. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The Industrial Segment recognized $2.8 million of the total charge primarily for severance costs related to approximately 170 employees and the Aerospace Segment recognized $0.3 million of the total charge primarily for severance costs related to approximately 20 employees. The charge is presented primarily in the Cost of sales caption in the Consolidated Statement of Income for the three months ended September 30, 2010. As of September 30, 2010, $1.1 million of severance payments have been made with the majority of the remaining payments expected to be made by December 31, 2010.

During the first quarter of fiscal 2010, the Company recorded a $19.3 million charge for the costs to structure its businesses in light of current and anticipated customer demand. The charge primarily consists of severance costs related to plant closures as well as general work force reductions implemented by various operating units throughout the world. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The Industrial Segment recognized $17.0 million of the total charge primarily for severance costs related to approximately 820 employees and the Climate & Industrial Controls Segment recognized $2.3 million of the total charge primarily for severance costs related to approximately 235 employees. The charge is presented primarily in the Cost of sales caption in the Consolidated Statement of Income for the three months ended September 30, 2009. All required severance payments have been made.

Additional charges to be recognized in future periods related to specific actions discussed above are not expected to be material.

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands, except per share amounts

6. Equity

Changes in equity for the three months ended September 30, 2010 and September 30, 2009 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance June 30, 2010	$4,367,965	$91,435	$4,459,400
Net income	247,171	1,859	249,030
Other comprehensive income:
Foreign currency translation	279,400	4,338	283,738
Retirement benefits plan activity	18,218		18,218
Net realized loss	59		59

Total comprehensive income	544,848	6,197	551,045
Dividends paid	(43,648)		(43,648)
Stock incentive plan activity	35,780		35,780
Shares purchased at cost	(10,000)		(10,000)

Balance September 30, 2010	$4,894,945	$97,632	$4,992,577

Balance June 30, 2009	$4,268,199	$82,241	$4,350,440
Net income	73,493	477	73,970
Other comprehensive income:
Foreign currency translation	137,968	4,911	142,879
Retirement benefits plan activity	8,887		8,887
Net unrealized (loss)	(36)		(36)

Total comprehensive income	220,312	5,388	225,700
Dividends paid	(40,171)		(40,171)
Stock incentive plan activity	29,575		29,575
Shares purchased at cost	(5,000)		(5,000)
Retirement benefits plan activity	9,069		9,069

Balance September 30, 2009	$4,481,984	$87,629	$4,569,613

With regard to other comprehensive income for shareholders’ equity, foreign currency translation is net of taxes of $29,884 and $9,995 for the three months ended September 30, 2010 and September 30, 2009, respectively. Retirement benefits plan activity is net of taxes of $10,641 and $5,022 for the three months ended September 30, 2010 and September 30, 2009, respectively. Net realized loss relates to hedging activities and is net of taxes of $36 for the three months ended September 30, 2010. Net unrealized (loss) relates to marketable equity securities and hedging activities and is net of taxes of $20 for the three months ended September 30, 2009. In Note 7 of the Company’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2010, net income was inadvertently excluded from the reported amount of total comprehensive income. Such amount has been corrected in the table above.

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands, except per share amounts

7. Goodwill and intangible assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2010 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance June 30, 2010	$2,380,640	$98,856	$306,838	$2,786,334
Acquisitions			1,183	1,183
Foreign currency
translation	123,128	36	4,493	127,657
Goodwill adjustments	428			428

Balance September 30, 2010	$2,504,196	$98,892	$312,514	$2,915,602

Goodwill adjustments primarily represented final adjustments to the purchase price allocation for acquisitions during the measurement period subsequent to the acquisition date.

Goodwill is tested for impairment on an annual basis, as of December 31, and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may not exceed its fair value. No such events or circumstances occurred during the three months ended September 30, 2010.

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2010		June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$120,431	$52,914	$114,935	$48,682
Trademarks	301,990	93,919	289,017	83,936
Customer lists and other	1,180,404	275,971	1,125,782	247,065

Total	$1,602,825	$422,804	$1,529,734	$379,683

Total intangible amortization expense for the three months ended September 30, 2010 was $26,663. The estimated amortization expense for the five years ending June 30, 2011 through 2015 is $104,369, $95,325, $87,828, $82,274 and $79,564, respectively.

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the three months ended September 30, 2010.

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands, except per share amounts

8. Retirement benefits

Net periodic pension cost recognized included the following components:

	Three Months Ended September 30,
	2010	2009
Service cost	$21,870	$19,067
Interest cost	43,271	43,207
Expected return on plan assets	(48,733)	(43,332)
Amortization of prior service cost	3,129	3,155
Amortization of net actuarial loss	25,798	15,507
Amortization of initial net (asset) obligation	(14)	6

Net periodic benefit cost	$45,321	$37,610

Postretirement benefit cost recognized included the following components:

	Three Months Ended September 30,
	2010	2009
Service cost	$139	$151
Interest cost	982	926
Net amortization and deferral and other	(114)	(114)

Net periodic benefit cost	$1,007	$963

During the first three months of fiscal 2011, the Company made approximately $200 million in cash contributions to its qualified defined benefit plans and expects to contribute approximately $50 million in cash to its qualified defined benefit plans during the last nine months of fiscal 2011. The majority of the cash contributions are discretionary.

9. Debt

During the first quarter of fiscal 2011, the Company issued $300,000 aggregate principal amount of Medium-Term Notes. The notes are due in a balloon payment in September 2022 and carry an annual interest rate of 3.5%. Interest payments are due semiannually. The Company used the net proceeds from the Medium-Term Note issuance to repay outstanding commercial paper borrowings.

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands, except per share amounts

10. Income taxes

As of September 30, 2010, the Company had gross unrecognized tax benefits of $75,624. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $73,196. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $9,376.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for fiscal years through 2007. All significant state and local and foreign tax returns have been examined for fiscal years through 2001. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change due to the settlement of examinations and the expiration of statutes of limitations within the next twelve months.

11. Financial instruments

The Company’s financial instruments consist primarily of Cash and cash equivalents, long-term investments, and Accounts receivable, net as well as obligations under Accounts payable, trade, Notes payable and Long-term debt. Due to their short-term nature, the carrying values for Cash and cash equivalents, Accounts receivable, net, Accounts payable, trade and Notes payable approximate fair value. The carrying value of Long-term debt (excluding leases) was $2,118,788 and $1,758,845 at September 30, 2010 and June 30, 2010, respectively, and was estimated to have a fair value of $2,362,849 and $1,925,397 at September 30, 2010 and June 30, 2010, respectively. The fair value of Long-term debt was estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

The Company utilizes derivative and non-derivative financial instruments, including forward exchange contracts, costless collar contracts, cross-currency swap contracts and certain foreign denominated debt designated as net investment hedges, to manage foreign currency transaction and translation risk. The derivative financial instrument contracts are with major investment grade financial institutions and the Company does not anticipate any material non-performance by any of the counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company’s euro bonds and Japanese yen credit facility have been designated as a hedge of the Company’s net investment in certain foreign subsidiaries. The translation of the euro bonds and Japanese yen credit facility into U.S. dollars is recorded in accumulated other comprehensive income (loss) and remains there until the underlying net investment is sold or substantially liquidated.

Derivative financial instruments are recognized on the balance sheet as either assets or liabilities and are measured at fair value. Gains or losses on derivatives that are not hedges are adjusted to fair value through the Cost of sales caption in the Consolidated Statement of Income. Gains or losses on derivatives that are hedges are adjusted to fair value through Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet until the hedged item is recognized in earnings.

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands, except per share amounts

11. Financial instruments, continued

In September 2010, the Company entered into 10-year cross-currency swap contracts with an aggregate notional amount of approximately €235 million and designated the cross-currency swap contracts as a hedge of the Company’s net investment in certain foreign subsidiaries whose functional currency is the euro. Also in September 2010, the Company entered into forward exchange contracts with an aggregate notional amount of €200 million. The forward exchange contracts were entered into to hedge against foreign currency movements prior to the repayment of the Company’s euro bonds that mature in November 2010.

The following summarizes the location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet as of September 30, 2010 and June 30, 2010:

	Balance Sheet Caption	September 30, 2010	June 30, 2010
Net investment hedges
Cross-currency swap contracts	Other liabilities	$23,990	$
Cash flow hedges
Costless collar contracts	Accounts receivable	503		1,624
Costless collar contracts	Other accrued liabilities	3,683		2,334
Forward exchange contracts	Accounts receivable	15,803

The cross-currency swap contracts have been designated as hedging instruments. The costless collar contracts and forward exchange contracts have not been designated as hedging instruments and are considered to be economic hedges of forecasted transactions.

Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income are as follows:

	Three Months Ended September 30,
	2010	2009
Costless collar contracts	$(3,536)	$(3,535)
Forward exchange contracts	15,803

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended September 30,
	2010	2009
Cross-currency swap contracts	$(14,821)	$
Foreign denominated debt	(36,560)	(17,489)

There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor were any portion of these financial instruments excluded from the effectiveness testing, during the three months ending September 30, 2010 and 2009.

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dollars in thousands, except per share amounts

12. Fair value measurement

The fair value of financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2010 follows:

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$3,542	$	$		$3,542
Derivatives	16,306			16,306

Liabilities:
Deferred compensation plans	110,364			110,364
Derivatives	27,673			27,673

The fair value of financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2010 follows:

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$3,542	$	$		$3,542
Derivatives	1,624			1,624

Liabilities:
Deferred compensation plans	112,189			112,189
Derivatives	2,334			2,334

Available for sale securities consist of an investment in stock in an electronic and electrical equipment company the fair value of which was estimated using a market and income approach with equal weighting given to each approach. The market approach estimates a fair value by applying price-to-earnings multiples for similar companies that are publicly traded while the income approach estimates a fair value using a discounted cash flow analysis. There were no purchases, sales, issuances or settlements of available for sale securities during the three months ended September 30, 2010.

The fair value of derivatives is calculated using a present value cash flow model that utilizes market observable inputs, including both spot and forward prices for the same underlying currencies, and have been adjusted to reflect the credit risk of either the Company or the counterparty.

The Company has established nonqualified deferred compensation programs that permit officers, directors and certain management employees to defer a portion of their compensation, on a pre-tax basis, until their termination of employment. Changes in the value of the compensation deferred under these programs are recognized based on the fair value of the participant’s investment elections.

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2009

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

The Company’s order rates provide a near-term perspective of the Company’s outlook particularly when viewed in the context of prior and future order rates. The Company publishes its order rates on a quarterly basis. The lead time between the time an order is received and revenue is realized generally ranges from one day to 12 weeks for mobile and industrial orders and from one day to 18 months for aerospace orders. The Company believes the leading economic indicators of these markets that have a strong correlation to the Company’s future order rates are as follows:

•	Purchasing Managers Index (PMI) on manufacturing activity specific to regions around the world with respect to most mobile and industrial markets;

•	Aircraft miles flown and revenue passenger miles for commercial aerospace markets and Department of Defense spending for military aerospace markets; and

•	Housing starts with respect to the North American residential air conditioning market and certain mobile construction markets.

A PMI above 50 indicates that the manufacturing activity specific to a region around the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. The PMI for the United States at the end of September 2010 was 54.4, the PMI for the Eurozone countries at the end of September 2010 was 53.7 and the PMI at the end of September 2010 for China was 52.9. Since June 30, 2010, the PMI for the United States and the Eurozone countries have declined and the PMI for China has increased.

Aircraft miles flown have increased approximately six percent and revenue passenger miles have increased approximately four percent from their comparable fiscal 2010 levels. The Company anticipates that Department of Defense spending in fiscal 2011 will be about two percent higher than the comparable fiscal 2010 level.

Housing starts in September 2010 were approximately four percent higher than housing starts in September 2009.

The Company also believes that there is a high negative correlation between interest rates and industrial manufacturing activity. Increases in interest rates typically have a negative impact on industrial production thereby lowering future order rates while decreases in interest rates typically have the opposite effect.

The Company remains focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company’s Win Strategy initiatives relating to growth and margin improvement as well as the implementation of a number of business realignment initiatives continue to help meet this objective.

The financial condition of the Company remains strong. The Company continues to generate substantial cash flows from operations, has controlled capital spending and has proactively managed working capital. The Company has been able to borrow needed funds at affordable interest rates as demonstrated by the issuance of $300 million aggregate principal amount of Medium-Term Notes in September 2010, and currently has a debt to debt-shareholders’ equity ratio of 30.4 percent.

While the uncertainty of the current worldwide economic environment necessitates that the Company continue to concentrate its efforts on maintaining financial strength, the Company believes many opportunities for growth remain available. The Company will evaluate these opportunities as appropriate in the current economic environment. Major opportunities for growth are as follows:

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

During the first quarter of fiscal 2011, the Company completed one acquisition. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.

The discussion below is structured to separately discuss the Consolidated Statement of Income, Results by Business Segment, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,
(in millions)	2010	2009
Net sales	$2,829.3	$2,237.2
Gross profit	$691.4	$436.2
Gross profit margin	24.4%	19.5%
Selling, general and administrative expenses	$333.6	$301.8
Selling general and administrative expenses, as a percent of sales	11.8%	13.5%
Interest expense	$24.6	$25.7
Other (income), net	$(3.2)	$(5.4)
Effective tax rate	26.0%	35.1%
Net income attributable to common shareholders	$247.2	$73.5

Net sales for the first quarter of fiscal 2011 increased 26.5 percent over the prior-year first quarter reflecting higher volume experienced in all Segments, with the largest increase in net sales occurring in the Industrial Segment. Acquisitions made in the last 12 months did not materially impact the sales level in the first quarter of fiscal 2011. The effect of currency rate changes decreased net sales by approximately $25 million in the first quarter of fiscal 2011.

Gross profit margin increased primarily due to the higher sales volume, resulting in manufacturing efficiencies as well as lower business realignment charges recorded in the current-year quarter.

Selling, general and administrative expenses increased primarily due to the higher sales volume as well as higher incentive compensation, partially offset by benefits realized from past business realignment activities.

Interest expense for the current-year quarter decreased 4.2 percent from the prior-year first quarter primarily due to lower average debt outstanding in the current-year quarter.

Other (income), net in the prior-year quarter included income of $3.2 million related to the restructuring of the Company’s executive life insurance program.

Effective tax rate for the current-year quarter was lower than the prior-year quarter primarily due to discrete tax items in the current-year quarter having a more favorable impact on the tax rate than those recorded in the prior-year quarter. Discrete tax items primarily relate to the settlement of tax audits. The Company expects the effective tax rate for fiscal 2011 to be approximately 29 percent.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three months ended September 30,
(in millions)	2010	2009
Net sales
North America	$1,064.9	$783.1
International	1,093.0	850.3
Operating income
North America	189.4	76.2
International	$183.8	$61.8
Operating income, as a percent of sales
North America	17.8%	9.7%
International	16.8%	7.3%
Backlog	$1,596.9	$1,310.7

The Industrial Segment operations experienced the following percentage changes in net sales in the current-year compared to the equivalent prior-year period:

Three months ended September 30, 2010
Industrial North America – as reported	36.0%
Acquisitions	0.0%
Currency	0.4%

Industrial North America – without acquisitions and currency	35.6%

Industrial International – as reported	28.5%
Acquisitions	0.0%
Currency	(3.2)%

Industrial International – without acquisitions and currency	31.7%

Total Industrial Segment – as reported	32.1%
Acquisitions	0.0%
Currency	(1.5)%

Total Industrial Segment – without acquisitions and currency	33.6%

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

Excluding the effects of acquisitions and currency exchange rates, the increase in Industrial North American sales reflects higher demand experienced from distributors and end-users in virtually all markets, particularly in the construction equipment, heavy-duty truck, farm and agriculture equipment, machine tool and semiconductor markets. The increase in Industrial International sales is primarily attributed to higher end-user demand experienced across most markets, with the largest increase in volume occurring in Europe.

The increase in both Industrial North American and Industrial International margins is primarily due to the higher sales volume, benefits realized from past restructuring initiatives, and lower business realignment expenses in the current-year quarter.

Included in Industrial North American operating income are business realignment charges of $2.3 million and $4.7 million in the current-year quarter and prior-year quarter, respectively. Included in Industrial International operating income are business realignment charges of $0.5 million and $12.3 million in the current-year quarter and prior-year quarter, respectively. The business realignment expenses consist primarily of severance costs resulting from plant closures as well as general reductions in the work force. The Company anticipates realizing cost savings resulting from the severance costs taken in the current-year quarter of approximately $2.0 million in fiscal 2011 and $3.0 million in fiscal 2012. The amount of savings that is actually realized may be lower than expected, particularly if the Company needs to hire employees in the future as a result of an increase in end-user demand. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Industrial Segment. Such actions may include the necessity to record additional business realignment charges in fiscal 2011, the timing and amount of which have not been finalized at this time.

The increase in backlog from the prior-year quarter is primarily due to higher order rates in both the Industrial North American and Industrial International businesses. The increase in backlog from the June 30, 2010 amount of $1,505.0 million is primarily due to higher order rates for Industrial International businesses. The Company anticipates Industrial North American sales for fiscal 2011 will increase between 13.4 percent and 16.4 percent from the fiscal 2010 level and Industrial International sales for fiscal 2011 will increase between 13.3 percent and 16.3 percent from the fiscal 2010 level. The expected higher sales levels for fiscal 2011 are primarily due to higher end-user demand expected in most markets. Industrial North American operating margins for fiscal 2011 are expected to range from 16.4 percent to 17.0 percent and Industrial International operating margins are expected to range from 15.2 percent to 16.1 percent.

Aerospace Segment

	Three months ended September 30,
(in millions)	2010	2009
Net sales	$436.7	$416.9
Operating income	$43.8	$53.1
Operating income, as a percent of sales	10.0%	12.7%
Backlog	$1,601.0	$1,496.4

The increase in net sales in the Aerospace Segment is primarily due to an increase in both commercial original equipment manufacturer (OEM) and aftermarket volume partially offset by lower military OEM and aftermarket volume. The decline in margin was primarily due to a higher concentration of commercial OEM volume in the current-year quarter product mix as well as higher engineering development and operating costs.

The increase in backlog from the prior-year quarter and the June 30, 2010 amount of $1,474.4 million was primarily due to higher order rates in the commercial OEM businesses. For fiscal 2011, sales are expected to increase between 4.1 percent and 6.7 percent from the fiscal 2010 level primarily due to anticipated higher commercial OEM and aftermarket volume. Operating margins are expected to range from 12.0 percent to 12.8 percent. A higher than expected concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.

Climate & Industrial Controls Segment

	Three months ended September 30,
(in millions)	2010	2009
Net sales	$234.7	$187.0
Operating income	$21.6	$10.5
Operating income, as a percent of sales	9.2%	5.6%
Backlog	$154.7	$121.5

The increase in net sales in the Climate & Industrial Controls Segment is primarily due to higher end-user demand in the residential air conditioning, heavy-duty truck and automotive markets. Margins in the current-year quarter were higher than the prior-year level primarily due to the higher sales volume resulting in manufacturing efficiencies and a favorable product mix. Included in the prior-year quarter operating income were business realignment charges of $2.3 million. The Company may take further actions to structure appropriately the operations of the Climate & Industrial Controls Segment. Such actions may include the necessity to record business realignment charges in fiscal 2011.

The increase in backlog from the prior-year quarter is primarily due to higher order rates in the automotive, heavy-duty truck and residential air conditioning markets. A decline in order rates in the residential air conditioning market resulted in a decline in backlog from the June 30, 2010 amount of $161.9 million. For fiscal 2011, sales are expected to increase between 12.3 percent and 15.3 percent from the fiscal 2010 level and operating margins are expected to range from 8.8 percent to 9.4 percent.

Corporate and Other

Corporate general and administrative expenses increased to $33.4 million in the current-year quarter compared to $26.3 million in the prior-year quarter. As a percent of sales, corporate general and administrative expenses for the current-year quarter and prior-year quarter was 1.2 percent. The higher expense in the current-year quarter is primarily due to higher incentive compensation expenses.

Other expense (in the Business Segment Results) included the following:

	Three months ended September 30,
(in millions)	2010	2009
Expense (income)
Currency transaction (gain) loss	$(0.1)	$2.9
Stock compensation	25.1	23.1
Pensions	18.2	11.2
Other items, net	0.9	(1.6)

	$44.1	$35.6

The increase in pension expense in the current-year quarter primarily results from a higher amount of actuarial losses, primarily related to the domestic defined benefit plans, being recognized in the current-year quarter as compared to the prior-year quarter.

CONSOLIDATED BALANCE SHEET

(dollars in millions)	September 30, 2010	June 30, 2010
Accounts receivable	$1,694.3	$1,599.9
Inventories	1,295.1	1,171.7
Plant and equipment, net of accumulated depreciation	1,771.0	1,697.9
Goodwill	2,915.6	2,786.3
Intangible assets, net	1,180.0	1,150.1
Accounts payable, trade	953.3	888.7
Accrued payrolls and other compensation	310.5	371.4
Shareholders’ equity	4,894.9	4,368.0
Working capital	$1,865.5	$1,383.9
Current ratio	1.82	1.63

Accounts receivable are primarily receivables due from customers for sales of product ($1,513 million at September 30, 2010 and $1,443 million at June 30, 2010). Days sales outstanding relating to trade accounts receivable was 50 days at September 30, 2010 and 48 days at June 30, 2010. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.

Inventories increased $123 million, primarily in the Industrial Segment, in response to positive order trends. Days supply of inventory increased to 61 days from 58 days at June 30, 2010.

Accounts payable, trade increased from June 30, 2010 primarily due to increased production levels and the timing of payments.

Accrued payrolls and other compensation decreased primarily due to the payment during the current-year quarter of incentive compensation amounts that had been accrued as of June 30, 2010.

Shareholders’ equity included an increase of $279 million related to foreign currency translation adjustments and primarily affected Accounts receivable, Inventories, Plant and equipment, Goodwill, Intangible assets, Accounts payable, trade and Long-term debt.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended September 30,
(in millions)	2010	2009
Cash provided by (used in):
Operating activities	$122.9	$260.0
Investing activities	(59.0)	(27.0)
Financing activities	247.0	(238.7)
Effect of exchange rates	37.4	7.9
Net increase in cash and cash equivalents	348.3	2.2

Cash flows from operating activities decreased primarily as a result of a $200 million voluntary contribution made to the Company’s qualified defined benefit pension plan. Also, cash flow used for working capital increased primarily due to higher inventory and accounts receivable levels. The Company continues to focus on managing its inventory and other working capital requirements.

Cash flow used in investing activities increased as economic uncertainties in the prior-year quarter resulted in the Company reducing its acquisition activity and limiting capital expenditures. The Company completed one acquisition and increased capital expenditures in the current-year quarter.

Cash flow used in financing activities in the current-year quarter included net cash proceeds of approximately $294.5 million from the issuance of Medium-Term Notes that mature in September 2022. The net cash proceeds were used to repay outstanding commercial paper borrowings.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-shareholders’ equity of no more than 37 percent.

Debt to Debt-Shareholders’ Equity Ratio (in millions)	September 30, 2010	June 30, 2010
Debt	$2,137	$1,777
Debt & Shareholders’ equity	7,032	6,145
Ratio	30.4%	28.9%

The Company has a line of credit totaling $1,500 million through a multi-currency revolving credit agreement with a group of banks, of which $1,482 million was available as of September 30, 2010. The credit agreement expires in September 2012; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. A portion of the credit agreement supports the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch Ratings. These ratings are considered investment grade. The revolving credit agreement requires a facility fee of 4.5/100ths of one percent of the commitment per annum at the Company’s present rating level. The revolving credit agreement contains provisions that increase the facility fee of the credit agreement in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

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

The Company’s principal sources of liquidity are its cash flows provided from operating activities and borrowings either from or directly supported by its line of credit. The Company’s ability to borrow has not been affected by a lack of general credit and the Company does not foresee any impediments to borrow funds at favorable interest rates in the near future. The Company expects that its ability to generate cash from its operations and ability to borrow directly from its line of credit or sources directly supported by its line of credit should be sufficient to support working capital needs, planned growth, benefit plan funding, dividend payments and share repurchases in the near term.

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

The Company continually monitors its reporting units for impairment indicators and updates assumptions used in the most recent calculation of the fair value of a reporting unit as appropriate. The Company is unaware of any current market trends that are contrary to the assumptions made in the most recent estimation of the fair value of any of its reporting units. If the recovery of the current economic environment is not consistent with the Company’s current expectations, it is possible that the estimated fair value of certain reporting units could fall below their carrying value resulting in the necessity to conduct additional goodwill impairment tests.

Long-lived assets held for use, which primarily includes finite lived intangible assets and property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their net carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. During the first three months of fiscal 2011, there were no events or circumstances that indicated that the net carrying value of the Company’s long-lived assets was not recoverable.

FORWARD-LOOKING STATEMENTS

Forward-looking statements contained in this and other written and oral reports are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. All statements regarding future performance, earnings projections, events or developments are forward-looking statements. It is possible that the future performance and earnings projections of the Company, including its individual segments, may differ materially from current expectations, depending on economic conditions within its mobile, industrial and aerospace markets, and the Company’s ability to maintain and achieve anticipated benefits associated with announced realignment activities, strategic initiatives to improve operating margins, actions taken to combat the effects of the current economic environment, and growth, innovation and global diversification initiatives. A change in the economic conditions in individual markets may have a particularly volatile effect on segment performance.

Among other factors which may affect future performance are:

•

changes in business relationships with and purchases by or from major customers, suppliers or distributors, including delays or cancellations in shipments, disputes regarding contract terms or significant changes in financial condition, and changes in contract cost and revenue estimates for new development programs,

•	uncertainties surrounding timing, successful completion or integration of acquisitions,

•	ability to realize anticipated costs savings from business realignment activities,

•	threats associated with and efforts to combat terrorism,

•	uncertainties surrounding the ultimate resolution of outstanding legal proceedings, including the outcome of any appeals,

•	competitive market conditions and resulting effects on sales and pricing,

•	increases in raw material costs that cannot be recovered in product pricing,

•	the Company’s ability to manage costs related to insurance and employee retirement and health care benefits, and

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

The Company utilizes derivative and non-derivative financial instruments, including forward exchange contracts, costless collar contracts and cross-currency swap contracts and certain foreign denominated debt designated as net investment hedges, to manage foreign currency transaction and translation risk. The derivative financial instrument contracts are with major investment grade financial institutions and the Company does not anticipate any material non-performance by any of the counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

Derivative financial instruments are recognized on the balance sheet as either assets or liabilities and are measured at fair value. Further information on the fair value of these contracts is provided in Notes 11 and 12 to the Consolidated Financial Statements. Gains or losses on derivatives that are not hedges are adjusted to fair value through the Consolidated Statement of Income. Gains or losses on derivatives that are hedges are adjusted to fair value through accumulated other comprehensive income (loss) in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The translation of the foreign denominated debt that has been designated as a net investment hedge is recorded in accumulated other comprehensive income (loss) and remains there until the underlying net investment is sold or substantially liquidated.

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the first quarter of fiscal 2011. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings. Parker ITR S.r.l. (Parker ITR), a subsidiary acquired on January 31, 2002, has been the subject of a number of lawsuits and regulatory investigations. The lawsuits and investigations relate to allegations that for a period of up to 21 years, the Parker ITR business unit that manufactures and sells marine hose, typically used in oil transfer, conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States and in other jurisdictions. Parker ITR and the Company have cooperated with all of the regulatory authorities investigating the activities of the Parker ITR business unit that manufactures and sells marine hose and continue to cooperate with the investigations that remain ongoing. All of the lawsuits and several of the investigations have concluded. The following investigations remain pending or were resolved after June 30, 2010.

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

An additional related action was brought against the Company and Parker ITR on May 25, 2010 under the False Claims Act in the Central District of California: The United States of America ex rel. Douglas Farrow v. Trelleborg, AB et al. The United States declined to intervene against the Company or Parker ITR in the case. Plaintiff generally seeks treble damages, penalties for each false claim and attorneys’ fees. On September 16, 2010, the court dismissed the complaint as to the Company. The complaint has been dismissed with prejudice.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.
(b)	Use of Proceeds. Not applicable.
(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 through July 31, 2010	125,372	(2)	$58.15	57,100	9,165,222
August 1, 2010 through August 31, 2010	79,822	(3)	$62.91	54,500	9,110,722
September 1, 2010 through September 30, 2010	49,764		$65.67	49,764	9,060,958
Total:	254,958		$61.11	161,364	9,060,958

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3.0 million shares of its common stock. From time to time, the Board of Directors has adjusted the number of shares authorized for repurchase under this program. On January 28, 2009, the Finance Committee of the Board of Directors of the Company approved an increase in the number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was equal to 10 million. Subject to this overall limitation, each fiscal year the Company is authorized to repurchase an amount of common shares equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. There is no expiration date for this program.
(2)	Includes 68,272 shares surrendered to the Company by an executive officer to satisfy tax withholding obligations on restricted stock issued under the Company’s Long Term Incentive Awards.
(3)	Includes 25,322 shares surrendered to the Company by certain executive officers to satisfy tax withholding obligations on restricted stock issued under the Company’s Long Term Incentive Awards.

ITEM 6. Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

10(a)	Parker-Hannifin Corporation Amended and Restated 2005 Performance Bonus Plan.*

10(b)	Parker-Hannifin Corporation Amended and Restated 2003 Stock Incentive Plan.*

10(c)	Parker-Hannifin Corporation Amended and Restated 2009 Omnibus Stock Incentive Plan.*

10(d)	Parker-Hannifin Corporation Target Incentive Plan.*

10(e)	Parker-Hannifin Corporation Target Incentive Plan Subject to Performance Bonus Plan.*

10(f)	Parker-Hannifin Corporation RONA Plan Subject to Performance Bonus Plan.*

10(g)	Parker-Hannifin Corporation Stock Appreciation Rights Award Agreement for executive officers incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 17, 2010 (Commission File No. 1-4982).

10(h)	Parker-Hannifin Corporation Stock Appreciation Rights Terms and Conditions for executive officers incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on August 17, 2010 (Commission File No. 1-4982).

10(i)	Terms and Conditions of Restricted Stock Issued as a Payout Under the LTI Plan.*

12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2010.*

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended September 30, 2010 and 2009, (ii) Consolidated Balance Sheet at September 30, 2010 and June 30, 2010, (iii) Consolidated Statement of Cash Flows for the three months ended September 30, 2010 and 2009 and (iv) Notes to Consolidated Financial Statements for the three months ended September 30, 2010.

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

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Timothy K. Pistell
Timothy K. Pistell
Executive Vice President - Finance and Administration and Chief Financial Officer

Date: November 8, 2010

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10(a)	Parker-Hannifin Corporation Amended and Restated 2005 Performance Bonus Plan.*

10(b)	Parker-Hannifin Corporation Amended and Restated 2003 Stock Incentive Plan.*

10(c)	Parker-Hannifin Corporation Amended and Restated 2009 Omnibus Stock Incentive Plan.*

10(d)	Parker-Hannifin Corporation Target Incentive Plan.*

10(e)	Parker-Hannifin Corporation Target Incentive Plan Subject to Performance Bonus Plan.*

10(f)	Parker-Hannifin Corporation RONA Plan Subject to Performance Bonus Plan.*

10(g)	Parker-Hannifin Corporation Stock Appreciation Rights Award Agreement for executive officers incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 17, 2010 (Commission File No. 1-4982).

10(h)	Parker-Hannifin Corporation Stock Appreciation Rights Terms and Conditions for executive officers incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on August 17, 2010 (Commission File No. 1-4982).

10(i)	Terms and Conditions of Restricted Stock Issued as a Payout Under the LTI Plan.*

12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2010.*

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended September 30, 2010 and 2009, (ii) Consolidated Balance Sheet at September 30, 2010 and June 30, 2010, (iii) Consolidated Statement of Cash Flows for the three months ended September 30, 2010 and 2009 and (iv) Notes to Consolidated Financial Statements for the three months ended September 30, 2010.

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