Form 10-Q
period 2010-12-31
PARKER HANNIFIN CORP
filed 2011-02-08
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Number of Common Shares outstanding at December 31, 2010: 161,882,021

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net sales	$2,866,664	$2,354,708	$5,695,937	$4,591,873
Cost of sales	2,195,728	1,869,481	4,333,602	3,670,426

Gross profit	670,936	485,227	1,362,335	921,447
Selling, general and administrative expenses	345,679	309,840	679,263	611,683
Interest expense	25,631	25,029	50,264	50,752
Other (income) expense, net	(6,624)	8,123	(9,806)	2,748

Income before income taxes	306,250	142,235	642,614	256,264
Income taxes	74,432	37,272	161,766	77,331

Net income	$231,818	$104,963	$480,848	$178,933
Less: Noncontrolling interests	1,638	417	3,497	894

Net income attributable to common shareholders	$230,180	$104,546	$477,351	$178,039

Earnings per share attributable to common shareholders:
Basic	$1.42	$.65	$2.96	$1.11
Diluted	$1.39	$.64	$2.90	$1.10
Cash dividends per common share	$.29	$.25	$.56	$.50

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	(Unaudited) December 31, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$808,736	$575,526
Accounts receivable, net	1,636,905	1,599,941
Inventories:
Finished products	562,277	465,477
Work in process	639,321	564,204
Raw materials	159,859	141,974

	1,361,457	1,171,655
Prepaid expenses	106,416	111,545
Deferred income taxes	130,426	130,129

Total current assets	4,043,940	3,588,796
Plant and equipment	4,785,167	4,553,997
Less accumulated depreciation	3,020,609	2,856,116

	1,764,558	1,697,881
Goodwill	2,910,729	2,786,334
Intangible assets, net	1,178,912	1,150,051
Other assets	720,705	687,320

Total assets	$10,618,844	$9,910,382

LIABILITIES
Current liabilities:
Notes payable	$101,293	$363,272
Accounts payable, trade	960,567	888,743
Accrued payrolls and other compensation	308,362	371,393
Accrued domestic and foreign taxes	148,997	176,349
Other accrued liabilities	421,649	405,134

Total current liabilities	1,940,868	2,204,891
Long-term debt	1,742,464	1,413,634
Pensions and other postretirement benefits	1,328,893	1,500,928
Deferred income taxes	150,069	135,321
Other liabilities	241,957	196,208

Total liabilities	5,404,251	5,450,982
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at December 31 and June 30	90,523	90,523
Additional capital	658,042	637,442
Retained earnings	6,449,601	6,086,545
Accumulated other comprehensive (loss)	(881,688)	(1,208,561)
Treasury shares, at cost; 19,164,107 shares at December 31 and 19,790,110 shares at June 30	(1,203,217)	(1,237,984)

Total shareholders' equity	5,113,261	4,367,965
Noncontrolling interests	101,332	91,435

Total equity	5,214,593	4,459,400

Total liabilities and equity	$10,618,844	$9,910,382

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$480,848	$178,933
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	116,971	128,919
Amortization	53,322	61,018
Share incentive plan compensation	41,331	37,060
Deferred income taxes	31,121	(39,165)
Foreign currency transaction loss (gain)	9,419	(1,136)
(Gain) loss on sale of plant and equipment	(5,244)	5,582
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	26,609	73,842
Inventories	(129,640)	44,867
Prepaid expenses	9,844	44,928
Other assets	(35,653)	19,454
Accounts payable, trade	40,491	36,522
Accrued payrolls and other compensation	(71,122)	(98,140)
Accrued domestic and foreign taxes	(39,497)	32,263
Other accrued liabilities	(8,056)	26,776
Pensions and other postretirement benefits	(136,394)	50,619
Other liabilities	23,807	3,908

Net cash provided by operating activities	408,157	606,250
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $1 in 2010)	(43,359)	—
Capital expenditures	(109,795)	(61,232)
Proceeds from sale of plant and equipment	17,243	5,665
Other	(9,369)	(14,310)

Net cash (used in) investing activities	(145,280)	(69,877)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	16,306	4,538
(Payments for) common shares	(30,000)	(10,000)
Tax benefit from share incentive plan compensation	18,557	1,489
(Payments for) notes payable, net	(18,908)	(378,174)
Proceeds from long-term borrowings	295,714	1,937
(Payments for) long-term borrowings	(257,133)	(23,696)
Dividends	(90,907)	(80,363)

Net cash (used in) financing activities	(66,371)	(484,269)
Effect of exchange rate changes on cash	36,704	(5,816)

Net increase in cash and cash equivalents	233,210	46,288
Cash and cash equivalents at beginning of year	575,526	187,611

Cash and cash equivalents at end of period	$808,736	$233,899

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net sales
Industrial:
North America	$1,045,469	$847,208	$2,110,384	$1,630,293
International	1,147,231	932,057	2,240,212	1,782,307
Aerospace	459,630	400,551	896,310	817,407
Climate & Industrial Controls	214,334	174,892	449,031	361,866

Total	$2,866,664	$2,354,708	$5,695,937	$4,591,873

Segment operating income:
Industrial:
North America	$159,429	$114,435	$348,791	$190,606
International	167,776	82,636	351,576	144,459
Aerospace	63,644	41,026	107,420	94,172
Climate & Industrial Controls	9,501	6,144	31,053	16,641

Total segment operating income	400,350	244,241	838,840	445,878
Corporate general and administrative expenses	37,593	31,472	70,947	57,774

Income from operations before interest expense and other	362,757	212,769	767,893	388,104
Interest expense	25,631	25,029	50,264	50,752
Other expense	30,876	45,505	75,015	81,088

Income before income taxes	$306,250	$142,235	$642,614	$256,264

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1.	Management representation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2010, the results of operations for the three and six months ended December 31, 2010 and 2009 and cash flows for the six months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2010 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. No subsequent events occurred that required either adjustment to or disclosure in these financial statements.

2.	Product warranty

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of December 31, 2010 and June 30, 2010 is immaterial to the financial position of the Company and the change in the accrual for the current quarter and first six months of fiscal 2011 is immaterial to the Company’s results of operations and cash flows.

3.	Earnings per share

The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended December 31, 2010 and 2009.

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Numerator:
Net income attributable to common shareholders	$230,180	$104,546	$477,351	$178,039
Denominator:
Basic - weighted average common shares	161,701,219	160,767,790	161,486,878	160,698,541
Increase in weighted average from dilutive effect of equity-based awards	4,400,316	1,976,998	3,303,911	1,679,541

Diluted - weighted average common shares, assuming exercise of equity-based awards	166,101,535	162,744,788	164,790,789	162,378,082

Basic earnings per share	$1.42	$.65	$2.96	$1.11
Diluted earnings per share	$1.39	$.64	$2.90	$1.10

3.	Earnings per share, continued

For the three months ended December 31, 2010 and 2009, 48,390 and 7,905,697 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended December 31, 2010 and 2009, 2,993,100 and 9,729,440 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

4.	Share repurchase program

The Company has a program to repurchase its common shares. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows and commercial paper borrowings, and the shares are initially held as treasury stock. During the three-month period ended December 31, 2010, the Company repurchased 248,238 shares of its common stock at an average price of $80.57 per share. Fiscal year-to-date, the Company repurchased 409,602 shares at an average price of $73.24 per share.

5.	Accounts receivable, net

The Accounts receivable, net caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2010	June 30, 2010

Accounts receivable, trade	$1,428,110	$1,457,355
Allowance for doubtful accounts	(10,829)	(14,701)
Non-trade accounts receivable	86,330	58,091
Notes receivable	133,294	99,196

Total	$1,636,905	$1,599,941

Accounts receivable, trade are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when in the judgment of the Company the receivable is deemed to be uncollectible due to insolvency of the debtor.

6.	Business realignment charges

During the second quarter and first six months of fiscal 2011, the Company recorded charges of $1.7 million and $4.8 million, respectively, for the costs to structure its businesses in light of current and anticipated customer demand. The charges primarily consist of severance costs related to plant closures as well as general work force reductions implemented by various operating units throughout the world. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The Industrial Segment recognized all of the second quarter fiscal 2011 charge and recognized $4.5 million of the total charge for the first six months of fiscal 2011, relating to approximately 40 employees in the second quarter of fiscal 2011 and 210 employees in the first six months of fiscal 2011. The Aerospace Segment recognized $0.3 million of the total charge for the first six months of fiscal 2011 relating to approximately 20 employees. The charge is presented primarily in the Cost of sales caption in the Consolidated Statement of Income for the three and six months ended December 31, 2010. As of December 31, 2010, approximately $3.3 million in severance payments have been made with the remaining payments expected to be made by June 30, 2011.

6.	Business realignment charges, continued

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

Additional charges to be recognized in future periods related to the specific actions discussed above are not expected to be material.

7.	Equity

Changes in equity for the three months ended December 31, 2010 and December 31, 2009 are as follows (net of taxes amounts relate to Shareholders’ Equity):

	Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance September 30, 2010	$4,894,945	$97,632	$4,992,577
Net income	230,180	1,638	231,818
Other comprehensive income:
Foreign currency translation (net of taxes of $12,397)	9,301	2,337	11,638
Retirement benefits plan activity (net of taxes of $11,647)	19,844		19,844
Net realized loss (net of taxes of $32)	51		51

Total comprehensive income	259,376	3,975	263,351
Dividends paid	(46,984)	(275)	(47,259)
Stock incentive plan activity	25,924		25,924
Shares purchased at cost	(20,000)		(20,000)

Balance December 31, 2010	$5,113,261	$101,332	$5,214,593

7.	Equity, continued

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance September 30, 2009	$4,481,984	$87,629	$4,569,613
Net income	104,546	417	104,963
Other comprehensive (loss) income:
Foreign currency translation (net of taxes of $5,199)	(22,935)	(2,281)	(25,216)
Retirement benefits plan activity (net of taxes of $7,613)	13,169		13,169
Net unrealized gain (net of taxes of $275)	442		442

Total comprehensive (loss) income	95,222	(1,864)	93,358
Dividends paid	(40,192)	(6)	(40,198)
Stock incentive plan activity	13,552		13,552
Shares purchased at cost	(5,000)		(5,000)
Retirement benefits plan activity	6,461		6,461

Balance December 31, 2009	$4,552,027	$85,759	$4,637,786

Changes in equity for the six months ended December 31, 2010 and December 31, 2009 are as follows (the net of taxes amounts relate to Shareholders’ Equity):

	Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance June 30, 2010	$4,367,965	$91,435	$4,459,400
Net income	477,351	3,497	480,848
Other comprehensive income:
Foreign currency translation (net of taxes of $17,487)	288,701	6,675	295,376
Retirement benefits plan activity (net of taxes of $22,289)	38,062		38,062
Net realized loss (net of taxes of $68)	110		110

Total comprehensive income	804,224	10,172	814,396
Dividends paid	(90,632)	(275)	(90,907)
Stock incentive plan activity	61,704		61,704
Shares purchased at cost	(30,000)		(30,000)

Balance December 31, 2010	$5,113,261	$101,332	$5,214,593

7.	Equity, continued

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance June 30, 2009	$4,268,199	$82,241	$4,350,440
Net income	178,039	894	178,933
Other comprehensive (loss) income:
Foreign currency translation (net of taxes of $4,796)	115,033	2,630	117,663
Retirement benefits plan activity (net of taxes of $12,635)	22,056		22,056
Net unrealized gain (net of taxes of $254)	406		406

Total comprehensive income	315,534	3,524	319,058
Dividends paid	(80,363)	(6)	(80,369)
Stock incentive plan activity	43,127		43,127
Shares purchased at cost	(10,000)		(10,000)
Retirement benefits plan activity	15,530		15,530

Balance December 31, 2009	$4,552,027	$85,759	$4,637,786

8.	Goodwill and intangible assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2010 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total

Balance June 30, 2010	$2,380,640	$98,856	$306,838	$2,786,334
Acquisitions	3,785		1,291	5,076
Foreign currency translation	114,886	29	4,084	118,999
Goodwill adjustments	296		24	320

Balance December 31, 2010	$2,499,607	$98,885	$312,237	$2,910,729

Goodwill adjustments primarily represented final adjustments to the purchase price allocation for acquisitions during the measurement period subsequent to the applicable acquisition dates. The Company’s previously reported results of operations and financial position would not be materially different had the goodwill adjustments recorded during the first six months of fiscal 2011 been reflected in the same reporting period that the initial purchase price allocations for those acquisitions were made.

8.	Goodwill and intangible assets, continued

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	December 31, 2010		June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$119,686	$54,629	$114,935	$48,682
Trademarks	307,238	99,620	289,017	83,936
Customer lists and other	1,199,289	293,052	1,125,782	247,065

Total	$1,626,213	$447,301	$1,529,734	$379,683

Total intangible amortization expense for the six months ended December 31, 2010 was $52,852. The estimated amortization expense for the five years ending June 30, 2011 through 2015 is $105,366, $96,818, $89,321, $83,767 and $81,057, respectively.

9.	Retirement benefits

Net periodic pension cost recognized included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Service cost	$20,020	$17,316	$41,890	$36,383
Interest cost	43,573	44,880	86,845	88,087
Expected return on plan assets	(49,201)	(44,152)	(97,934)	(87,484)
Amortization of prior service cost	3,197	3,351	6,326	6,506
Amortization of net actuarial loss	28,361	17,094	54,159	32,601
Amortization of initial net (asset) obligation	(15)	(14)	(29)	(8)

Net periodic benefit cost	$45,935	$38,475	$91,257	$76,085

Postretirement benefit cost recognized included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Service cost	$136	$127	$275	$278
Interest cost	980	1,037	1,962	1,963
Net amortization and deferral and other	(113)	(114)	(228)	(229)

Net periodic benefit cost	$1,003	$1,050	$2,009	$2,012

During the first six months of fiscal 2011, the Company made $219 million in cash contributions to its qualified defined benefit plans and expects to contribute approximately $22 million in cash to its qualified defined benefit plans during the last six months of fiscal 2011. Most of the cash contributions are discretionary.

10.	Debt

During the first six months of fiscal 2011, the Company issued $300,000 aggregate principal amount of Medium-Term Notes. The notes are due in a balloon payment in September 2022 and carry an annual interest rate of 3.5%. Interest payments are due semiannually. The Company used the net proceeds from the Medium-Term Note issuance to repay outstanding commercial paper borrowings.

11.	Income taxes

As of December 31, 2010, the Company had gross unrecognized tax benefits of $76,507. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $74,605. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $9,958.

The Company and its subsidiaries file income tax returns in the United States jurisdiction and various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for fiscal years through 2007. All significant state, local and foreign tax returns have been examined for fiscal years through 2001. The Company does not anticipate that, within the next twelve months, the total amount of unrecognized tax benefits will significantly change due to the settlement of examinations and the expiration of statutes of limitation.

12.	Financial instruments

The Company’s financial instruments consist primarily of Cash and cash equivalents, long-term investments, and Accounts receivable, net as well as obligations under Accounts payable, trade, Notes payable and Long-term debt. Due to their short-term nature, the carrying values for Cash and cash equivalents, Accounts receivable, net, Accounts payable, trade and Notes payable approximate fair value. The carrying value of Long-term debt (excluding leases) was $1,843,385 and $1,758,845 at December 31, 2010 and June 30, 2010, respectively, and was estimated to have a fair value of $1,981,806 and $1,925,397 at December 31, 2010 and June 30, 2010, respectively. The fair value of Long-term debt was estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

The Company manages foreign currency transaction and translation risk by utilizing derivative and non-derivative financial instruments, including forward exchange contracts, costless collar contracts, cross-currency swap contracts and certain foreign denominated debt designated as net investment hedges. The derivative financial instrument contracts are with major investment grade financial institutions and the Company does not anticipate any material non-performance by any of the counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

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

12.	Financial instruments, continued

During the first six months of fiscal 2011, the Company entered into 10-year cross-currency swap contracts with an aggregate notional amount of approximately €235 million and designated the cross-currency swap contracts as a hedge of the Company’s net investment in certain foreign subsidiaries whose functional currency is the euro. Also during the first six months of fiscal 2011, the Company entered into forward exchange contracts with an aggregate notional amount of €200 million. The forward exchange contracts were entered into to hedge against foreign currency movements prior to the repayment of the Company’s euro bonds that matured in November 2010. The forward exchange contracts were settled in November 2010.

The following summarizes the location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet as of December 31, 2010 and June 30, 2010:

	Balance Sheet Caption	December 31, 2010	June 30, 2010
Net investment hedges
Cross-currency swap contracts	Other liabilities	$18,739	$
Cash flow hedges
Costless collar contracts	Accounts receivable	1,100		1,624
Costless collar contracts	Other accrued liabilities	4,472		2,334

The cross-currency swap contracts have been designated as hedging instruments. The costless collar contracts have not been designated as hedging instruments and are considered to be economic hedges of forecasted transactions.

Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Forward exchange contracts	$3,245	$	$19,048	$
Costless collar contracts	(1,018)	(499)	(4,554)	(4,034)

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
	2010	2009		2010	2009
Cross-currency swap contracts	$3,244	$		$(11,577)	$
Foreign denominated debt	226		9,397	(36,334)	(8,092)

There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor were any portion of these financial instruments excluded from the effectiveness testing, during the six months ending December 31, 2010 and 2009.

13.	Fair value measurement

The fair value of financial assets and financial liabilities that were measured at fair value on a recurring basis at December 31, 2010 follows:

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Available for sale equity securities	$3,542	$	$		$3,542
Derivatives	1,100			1,100
Liabilities:
Deferred compensation plans	119,841			119,841
Derivatives	23,211			23,211

The fair value of financial assets and financial liabilities that were measured at fair value on a recurring basis at June 30, 2010 follows:

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Available for sale equity securities	$3,542	$	$		$3,542
Derivatives	1,624			1,624
Liabilities:
Deferred compensation plans	112,189			112,189
Derivatives	2,334			2,334

Available for sale securities consist of an investment in stock in an electronic and electrical equipment company the fair value of which was estimated using a market and income approach with equal weighting given to each approach. The market approach estimates a fair value by applying price-to-earnings multiples for similar companies that are publicly traded while the income approach estimates a fair value using a discounted cash flow analysis. There were no purchases, sales, issuances or settlements of available for sale securities during the six months ended December 31, 2010.

13.	Fair value measurement, continued

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

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010

AND COMPARABLE PERIODS ENDED DECEMBER 31, 2009

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

A PMI above 50 indicates that the manufacturing activity specific to a region around the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. The PMI at the end of December 2010 for the United States, the Eurozone countries and China was 57.0, 57.1 and 54.4, respectively. Since June 30, 2010 and September 30, 2010, the PMI for the United States, the Eurozone countries and China has increased.

Aircraft miles flown and revenue passenger miles have both increased approximately 8 percent from their comparable fiscal 2010 levels. The Company anticipates that U.S. Department of Defense spending with regards to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2011 will be about 6 percent higher than the comparable fiscal 2010 level.

Housing starts in December 2010 were approximately 8 percent lower than housing starts in December 2009.

The Company remains focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company continues to generate substantial cash flows from operations, has controlled capital spending and has proactively managed working capital. The Company has been able to borrow needed funds at affordable interest rates as demonstrated by the issuance of $300 million aggregate principal amount of Medium-Term Notes in September 2010, and currently has a debt to debt-shareholders’ equity ratio of 26.5 percent.

The Company believes many opportunities for profitable growth are available. The Company intends to focus primarily on business opportunities in the areas of energy, water, agriculture, environment, defense, life sciences, infrastructure and transportation.

The Company believes it can meet its strategic objectives by:

•	Serving the customer and empowering its employees;

•	Successfully executing its Win Strategy initiatives relating to premier customer service, financial performance and profitable growth;

•	Engineering innovative systems and products to provide superior customer value through improved service, efficiency and productivity;

•	Delivering products, systems and services that have demonstrable savings to customers and are priced by the value they deliver;

•	Acquiring strategic businesses; and

•	Organizing the Company around targeted regions, technologies and markets.

During the first six months of fiscal 2011, the Company completed two acquisitions. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.

The discussion below is structured to separately discuss the Consolidated Statement of Income, Results by Business Segment, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2010	2009	2010	2009
Net sales	$2,866.6	$2,354.7	$5,695.9	$4,591.9
Gross profit	$670.9	$485.2	$1,362.3	$921.4
Gross profit margin	23.4%	20.6%	23.9%	20.1%
Selling, general and administrative expenses	$345.7	$309.8	$679.2	$611.7
Selling, general and administrative expenses, as a percent of sales	12.1%	13.2%	11.9%	13.3%
Interest expense	$25.6	$25.0	$50.3	$50.8
Other (income) expense, net	$(6.6)	$8.1	$(9.8)	$2.7
Effective tax rate	24.3%	26.2%	25.2%	30.2%
Net income	$231.8	$105.0	$480.8	$178.9
Net income, as a percent of sales	8.1%	4.5%	8.4%	3.9%

Net sales for the current-year quarter and first six months of fiscal 2011 increased 21.7 percent and 24.0 percent, respectively, over the comparable prior-year net sales amounts reflecting higher sales in all segments with the largest increase occurring in the Industrial Segment. Acquisitions made in the last 12 months contributed approximately $10 million and $14 million in sales in the current-year quarter and first six months of fiscal 2011, respectively. The effect of currency rate changes decreased net sales by approximately $21 million and $47 million in the current-year quarter and first six months of fiscal 2011, respectively.

Gross profit margin increased for the current-year quarter and first six months of fiscal 2011 primarily due to a combination of the higher sales volume, resulting in manufacturing efficiencies, as well as lower business realignment expenses recorded in the current-year quarter and first six months of fiscal 2011 as compared to the prior-year quarter and first six months.

Selling, general and administrative expenses increased for the current-year quarter and first six months of fiscal 2011 primarily due to the higher sales volume as well as higher incentive compensation.

Interest expense for the current-year quarter was slightly higher than the prior-year quarter primarily due to the debt portfolio in the current-year quarter having a slightly higher average interest rate than the prior-year quarter debt portfolio. Interest expense for the six months of fiscal 2011 was lower than the first six months of fiscal 2010 primarily due to a lower amount of average debt outstanding.

Other (income) expense, net for the current-year quarter and first six months of fiscal 2011 includes a $2.3 million gain from the sale of intellectual property. Other (income) expense, net for the current-year quarter and first six months of fiscal 2011 includes a gain of $4.1 million and $4.6 million, respectively, related to the sale of real estate. Other (income) expense, net for the prior-year quarter and first six months of fiscal 2010 included $7.7 million of asset writedowns, including assets related to a business that was being held for sale. Other (income) expense, net for the first six months of fiscal 2010 also included income of $3.2 million related to the restructuring of the Company’s executive life insurance program.

Effective tax rate for the current-year quarter and first six months of fiscal 2011 was lower than the prior-year quarter and first six months of fiscal 2010 due primarily to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Tax Extender Legislation”) that was passed by Congress in December 2010. The Tax Extender Legislation restored the U.S. research tax credit and extended certain favorable foreign income tax provisions. The effective tax rate for the current-year quarter reflects a discrete tax benefit of approximately $5 million for the catch up on the U.S. research tax credit for the last six months of calendar 2010. The Company expects the effective tax rate for fiscal 2011 will be approximately 27 percent.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2010	2009	2010	2009
Net sales
North America	$1,045.5	$847.2	$2,110.4	$1,630.3
International	1,147.2	932.1	2,240.2	1,782.3
Operating income
North America	159.4	114.4	348.8	190.6
International	$167.8	$82.6	$351.6	$144.5
Operating margin
North America	15.2%	13.5%	16.5%	11.7%
International	14.6%	8.9%	15.7%	8.1%
Backlog	$1,703.2	$1,318.2	$1,703.2	$1,318.2

The Industrial Segment operations experienced the following percentage changes in net sales in the current-year compared to the equivalent prior-year period:

	Period ending December 31
	Three months	Six months
Industrial North America – as reported	23.4%	29.4%
Acquisitions	0.5%	0.2%
Currency	0.5%	0.5%

Industrial North America – without acquisitions and currency	22.4%	28.7%

Industrial International – as reported	23.1%	25.7%
Acquisitions	0.1%	0.1%
Currency	(2.6)%	(2.9)%

Industrial International – without acquisitions and currency	25.6%	28.5%

Total Industrial Segment – as reported	23.2%	27.5%
Acquisitions	0.3%	0.2%
Currency	(1.1)%	(1.3)%

Total Industrial Segment – without acquisitions and currency	24.0%	28.6%

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

Excluding the effects of acquisitions and currency exchange rates, the increase in Industrial North American sales for the current-year quarter and first six months of fiscal 2011 reflects higher demand experienced from distributors and end-users in virtually all markets, particularly in the construction equipment, heavy-duty truck, mining, farm and agriculture equipment and machine tool markets. The increase in Industrial International sales for the current-year quarter and first six months of fiscal 2011 is primarily attributed to higher end-user demand experienced across most markets in all regions, with the largest increase in volume being experienced in Europe.

The increase in margins in both the Industrial North American and Industrial International businesses for the current-year quarter and first six months of fiscal 2011 is primarily due to the higher sales volume, resulting in manufacturing efficiencies, and a lower fixed cost structure resulting from past business realignment actions.

Included in Industrial North American operating income are business realignment charges of $1.5 million and $3.6 million in the current-year quarter and prior-year quarter, respectively, and $3.8 million and $8.3 million for the first six months of fiscal 2011 and 2010, respectively. Included in Industrial International operating income are business realignment charges of $0.2 million and $2.0 million in the current-year quarter and prior-year quarter, respectively, and $0.7 million and $14.4 million for the first six months of fiscal 2011 and 2010, respectively. The business realignment expenses consist primarily of severance costs resulting from plant closures as well as general reductions in the work force. The Company does not anticipate that cost savings realized from the workforce reductions taken during the first six months of fiscal 2011 will have a material impact on future operating margins. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Industrial Segment. Such actions may include the necessity to record additional business realignment charges in fiscal 2011, the timing and amount of which has not been finalized.

The increase in backlog from the prior-year quarter and from the June 30, 2010 amount of $1,505.0 million is primarily due to higher order rates in most markets in both the Industrial North American and Industrial International businesses with the Industrial International businesses experiencing a greater portion of the increase from June 30, 2010. The Company anticipates Industrial North American sales for fiscal 2011 will increase between 19.8 percent and 21.8 percent from the fiscal 2010 level and Industrial International sales for fiscal 2011 will increase between 18.6 percent and 20.6 percent from the fiscal 2010 level. The expected higher sales levels for fiscal 2011 are primarily due to higher end-user demand expected in most markets. Industrial North American operating margins in fiscal 2011 are expected to range from 16.2 percent to 16.8 percent and Industrial International operating margins are expected to range from 15.1 percent to 15.7 percent.

Aerospace Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2010	2009	2010	2009
Net sales	$459.6	$400.6	$896.3	$817.4
Operating income	$63.6	$41.0	$107.4	$94.2
Operating margin	13.8%	10.2%	12.0%	11.5%
Backlog	$1,702.7	$1,458.7	$1,702.7	$1,458.7

The increase in net sales in the current-year quarter and first six months of fiscal 2011 in the Aerospace Segment is primarily due to an increase in both commercial original equipment manufacturer (OEM) and aftermarket volume partially offset by lower military aftermarket volume. Net sales in the current-year quarter also benefited from higher military OEM volume. The higher margins in the current-year quarter and first six months of fiscal 2011 were primarily due to the higher sales volume, particularly in the higher margin commercial aftermarket businesses, partially offset by higher engineering development costs. Margins for the current-year quarter also include the favorable effect of retroactive billings and contract reserve adjustments resulting from the finalization of contract price negotiations related to certain programs.

The increase in backlog from the prior-year quarter and from the June 30, 2010 amount of $1,474.4 million is primarily due to higher order rates in both the commercial OEM and aftermarket businesses as well as the military OEM business. For fiscal 2011, sales are expected to increase between 6.7 percent and 8.7 percent from the fiscal 2010 level primarily due to anticipated higher commercial OEM and aftermarket volume. Operating margins are expected to range from 13.6 percent to 13.9 percent. A higher than expected concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.

Climate & Industrial Controls Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2010	2009	2010	2009
Net sales	$214.3	$174.9	$449.0	$361.9
Operating income	$9.5	$6.1	$31.1	$16.6
Operating margin	4.4%	3.5%	6.9%	4.6%
Backlog	$174.1	$130.5	$174.1	$130.5

The increase in net sales in the Climate & Industrial Controls Segment in the current-year quarter and first six months of fiscal 2011 is primarily due to higher end-user demand in the heavy-duty truck, automotive and commercial refrigeration markets. Margins in the current-year quarter and first six months of fiscal 2011 were higher primarily due to the higher sales volume and a favorable product mix. Margins in both the current-year quarter and first six months of fiscal 2011 were adversely affected by higher material costs as well as operating inefficiencies, which primarily include overtime and premium freight charges. Included in operating income for the prior-year quarter and first six months of fiscal 2010 were business realignment charges of $0.8 million and $3.1 million, respectively. The Company may take further actions to structure appropriately the operations of the Climate & Industrial Controls Segment. Such actions may include the necessity to record business realignment charges in fiscal 2011.

The increase in backlog from the prior-year quarter and from the June 30, 2010 amount of $161.9 million is primarily due to higher orders in the heavy-duty truck, automotive and commercial refrigeration markets. For fiscal 2011, sales are expected to increase between 14.6 percent and 15.6 percent from the fiscal 2010 level and operating margins are expected to range from 8.3 percent to 8.8 percent.

Corporate general and administrative expenses

Corporate general and administrative expenses were $37.6 million in the current-year quarter compared to $31.5 million in the prior-year quarter and were $70.9 million for the first six months of fiscal 2011 compared to $57.8 million for the first six months of fiscal 2010. As a percent of sales, corporate general and administrative expenses for the current-year quarter remained at the prior-year quarter level of 1.3 percent and decreased to 1.2 percent for the first six months of fiscal 2011 compared to 1.3 percent for the first six months of fiscal 2010. The higher expense for the current-year quarter and first six months of fiscal 2011 is primarily due to higher incentive compensation expenses.

Other expense (in the Business Segment Results) included the following:

(in millions)	Three months ended December 31,		Six months ended December 31,
Expense (income)	2010	2009	2010	2009
Currency transaction loss	$2.3	$5.1	$2.2	$7.9
Stock compensation	8.1	7.4	33.2	30.5
Asset sales and writedowns	(5.2)	7.7	(5.4)	5.5
Pensions	18.8	13.7	37.0	25.0
Other items, net	6.9	11.6	8.0	12.2

	$30.9	$45.5	$75.0	$81.1

CONSOLIDATED BALANCE SHEET

(dollars in millions)	December 31, 2010	June 30, 2010
Accounts receivable, net	$1,636.9	$1,599.9
Inventories	1,361.5	1,171.7
Plant and equipment, net of accumulated depreciation	1,764.6	1,697.9
Goodwill	2,910.7	2,786.3
Intangible assets, net	1,178.9	1,150.1
Notes payable	101.3	363.3
Accounts payable, trade	960.6	888.7
Accrued payrolls and other compensation	308.4	371.4
Accrued domestic and foreign taxes	149.0	176.3
Other liabilities	242.0	196.2
Shareholders’ equity	5,113.3	4,368.0
Working capital	$2,103.1	$1,383.9
Current ratio	2.08	1.63

Accounts receivable, net are primarily receivables due from customers for sales of product ($1,417 million at December 31, 2010 and $1,443 million at June 30, 2010). Days sales outstanding relating to trade accounts receivable was 46 days at December 31, 2010 and 48 days at June 30, 2010. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.

Inventories increased $190 million, primarily in the Industrial Segment, in response to positive order trends. Days’ supply of inventory increased to 62 days from 58 days at June 30, 2010.

Notes payable decreased due to the $257 million payment of the Euro Bonds in the current-year quarter.

Accounts payable, trade increased from June 30, 2010 primarily due to increased production levels and the timing of payments.

Accrued payrolls and other compensation decreased primarily due to the payment of incentive compensation during fiscal 2011 that had been accrued as of June 30, 2010.

Accrued domestic and foreign taxes decreased primarily due to the payment of estimated income taxes during fiscal 2011 that had been accrued as of June 30, 2010.

Other liabilities increased primarily due to the cross-currency swap contracts the Company entered during the current fiscal year.

Shareholders’ equity included an increase of $289 million related to foreign currency translation adjustments and primarily affected Accounts receivable, Inventories, Plant and equipment, Goodwill, Intangible assets, Accounts payable, trade and Long-term debt.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended December 31,
(in millions)	2010	2009
Cash provided by (used in):
Operating activities	$408.2	$606.3
Investing activities	(145.3)	(69.9)
Financing activities	(66.4)	(484.3)
Effect of exchange rates	36.7	(5.8)
Net increase in cash and cash equivalents	233.2	46.3

Cash flows from operating activities decreased from the first six months of fiscal 2010 primarily as a result of a $200 million voluntary contribution made to the Company’s qualified defined benefit pension plan. Also, cash flow used for working capital increased primarily due to higher inventory and accounts receivable levels. The Company continues to focus on managing its inventory and other working capital requirements.

Cash flows used in investing activities increased from the prior year as economic uncertainties in the prior year resulted in the Company reducing its acquisition activity and limiting capital expenditures during such year. The Company completed two acquisitions in fiscal 2011. Also, capital expenditures, as a percent of sales, increased to 1.9 percent for the first six months of fiscal 2011 as compared to 1.3 percent in the first six months of fiscal 2010.

Cash flows used in financing activities in fiscal 2011 included the issuance of $300 million aggregate principal amount of Medium-Term Notes and payments of approximately $257 million related to the Euro Bonds which matured in November 2010. In the prior year, the Company used cash to repay its commercial paper borrowings.

The Company's goal is to maintain no less than an "A" rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-shareholders’ equity of no more than 37 percent.

(In millions)	December 31,	June 30,
Debt to Debt-Shareholders’ Equity Ratio	2010	2010
Debt	$1,844	$1,777
Debt & Shareholders’ equity	6,957	6,145
Ratio	26.5%	28.9%

The Company has a line of credit totaling $1,500 million through a multi-currency revolving credit agreement with a group of banks, all of which was available as of December 31, 2010. The credit agreement expires in September 2012; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. A portion of the credit agreement supports the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch Ratings. These ratings are considered investment grade. The revolving credit agreement requires a facility fee of 4.5/100ths of one percent of the commitment per annum at the Company’s present rating level. The revolving credit agreement contains provisions that increase the facility fee of the credit agreement in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

The Company is currently authorized to sell up to $1,370 million of short-term commercial paper notes. No commercial paper notes were outstanding as of December 31, 2010 and the largest amount of commercial paper notes outstanding during the second quarter of fiscal 2011 was $118 million.

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

The Company continually monitors its reporting units for impairment indicators and updates assumptions used in the most recent calculation of the fair value of a reporting unit as appropriate. The Company is unaware of any current market trends that are contrary to the assumptions made in the most recent estimation of the fair value of any of its reporting units. If the expected recovery of the current economic environment is not consistent with the Company’s current expectations, it is possible that the estimated fair value of certain reporting units could fall below their carrying value resulting in the necessity to conduct additional goodwill impairment tests. The annual goodwill impairment test for fiscal 2011 is currently in process and is expected to be completed by the end of the third quarter of fiscal 2011.

Long-lived assets held for use, which primarily includes finite lived intangible assets and property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their net carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. During the first six months of fiscal 2011, there were no events or circumstances that indicated that the net carrying value of the Company’s long-lived assets was not recoverable.

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

Among other factors which may affect future performance are:

•

changes in business relationships with and purchases by or from major customers, suppliers or distributors, including delays or cancellations in shipments, disputes regarding contract terms or significant changes in financial condition, changes in contract cost and revenue estimates for new development programs and changes in product mix,

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

The Company manages foreign currency transaction and translation risk by utilizing derivative and non-derivative financial instruments, including forward exchange contracts, costless collar contracts and cross-currency swap contracts and certain foreign denominated debt designated as net investment hedges. The derivative financial instrument contracts are with major investment grade financial institutions and the Company does not anticipate any material non-performance by any of the counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

Derivative financial instruments are recognized on the balance sheet as either assets or liabilities and are measured at fair value. Further information on the fair value of these contracts is provided in Notes 12 and 13 to the Consolidated Financial Statements. Gains or losses on derivatives that are not hedges are adjusted to fair value through the Consolidated Statement of Income. Gains or losses on derivatives that are hedges are adjusted to fair value through accumulated other comprehensive income (loss) in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The translation of the foreign denominated debt that has been designated as a net investment hedge is recorded in accumulated other comprehensive income (loss) and remains there until the underlying net investment is sold or substantially liquidated.

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the second quarter of fiscal 2011. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings. Parker ITR S.r.l. (Parker ITR), a subsidiary acquired on January 31, 2002, has been the subject of a number of lawsuits and regulatory investigations. The lawsuits and investigations relate to allegations that for a period of up to 21 years, the Parker ITR business unit that manufactures and sells marine hose, typically used in oil transfer, conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States and in other jurisdictions. Parker ITR and the Company have cooperated with all of the regulatory authorities investigating the activities of the Parker ITR business unit that manufactures and sells marine hose and continue to cooperate with the investigations that remain ongoing. Several of the investigations and all but one of the lawsuits have concluded. The following investigations and lawsuit remain pending or were resolved after September 30, 2010.

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

On May 15, 2007, the European Commission issued its initial Request for Information to the Company and Parker ITR. On January 28, 2009, the European Commission announced the results of its investigation of the alleged cartel activities. As part of its decision, the European Commission found that Parker ITR infringed Article 81 of the European Commission treaty from April 1986 to May 2, 2007 and fined Parker ITR 25.61 million euros. The European Commission also determined that the Company was jointly and severally responsible for 8.32 million euros of the total fine which related to the period from January 2002, when the Company acquired Parker ITR, to May 2, 2007, when the cartel activities ceased. Parker ITR and the Company filed an appeal to the Court of First Instance of the European Communities on April 10, 2009, which is pending.

A lawsuit was filed against the Company and Parker ITR on May 25, 2010 under the False Claims Act in the Central District of California: The United States of America ex rel. Douglas Farrow v. Trelleborg, AB et al. The United States declined to intervene against the Company or Parker ITR in the case. Plaintiff generally seeks treble damages, penalties for each false claim and attorneys’ fees. The court dismissed the complaint with prejudice as to the Company, but it remains pending against Parker ITR.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 through October 31, 2010	54,513	(2)	$72.26	46,100	9,014,858
November 1, 2010 through November 30, 2010	85,400		$79.62	85,400	8,929,458
December 1, 2010 through December 31, 2010	116,738		$84.56	116,738	8,812,720
Total:	256,651		$80.30	248,238	8,812,720

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3.0 million shares of its common stock. From time to time, the Board of Directors has adjusted the number of shares authorized for repurchase under this program. On January 28, 2009, the Finance Committee of the Board of Directors of the Company approved an increase in the number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was equal to 10 million. Subject to this overall limitation, each fiscal year the Company is authorized to repurchase an amount of common shares equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. There is no expiration date for this program.
(2)	Includes: (i) 4,573 shares surrendered to the Company by an executive officer to satisfy tax withholding obligations on restricted stock issued under the Company’s Long Term Incentive Awards; (ii) 3,390 shares surrendered to the Company by certain non-employee directors to satisfy tax withholding obligations on restricted stock issued under the Company’s Non-Employee Director’s Stock Plan; and (iii) 450 shares forfeited by a non-employee director upon his retirement.

ITEM 6. Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

10(a)	Parker-Hannifin Corporation Non-Employee Directors’ Restricted Stock Award Agreement.*

10(b)	Parker-Hannifin Corporation Non-Employee Directors’ Restricted Stock Award Terms and Conditions.*

10(c)	Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 1, 2010.*

10(d)	Parker-Hannifin Corporation 2010 Performance Bonus Plan incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on September 27, 2010 (Commission File No. 1-4982).

12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2010.*

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended December 31, 2010 and 2009, (ii) Consolidated Statement of Income for the six months ended December 31, 2010 and 2009, (iii) Consolidated Balance Sheet at December 31, 2010 and June 30, 2010, (iv) Consolidated Statement of Cash Flows for the six months ended December 31, 2010 and 2009 and (v) Notes to Consolidated Financial Statements for the six months ended December 31, 2010.

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

PARKER-HANNIFIN CORPORATION (Registrant)

/s/ Jon P. Marten
Jon P. Marten Executive Vice President-Finance and Administration and Chief Financial Officer

Date: February 8, 2011

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10(a)	Parker-Hannifin Corporation Non-Employee Directors’ Restricted Stock Award Agreement.*

10(b)	Parker-Hannifin Corporation Non-Employee Directors’ Restricted Stock Award Terms and Conditions.*

10(c)	Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 1, 2010.*

10(d)	Parker-Hannifin Corporation 2010 Performance Bonus Plan incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on September 27, 2010 (Commission File No. 1-4982).

12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2010.*

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended December 31, 2010 and 2009, (ii) Consolidated Statement of Income for the six months ended December 31, 2010 and 2009, (iii) Consolidated Balance Sheet at December 31, 2010 and June 30, 2010, (iv) Consolidated Statement of Cash Flows for the six months ended December 31, 2010 and 2009 and (v) Notes to Consolidated Financial Statements for the six months ended December 31, 2010.

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