Form 10-Q
period 2011-03-31
PARKER HANNIFIN CORP
filed 2011-05-10
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of Common Shares outstanding at March 31, 2011: 162,174,500

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net sales	$3,240,103	$2,614,823	$8,936,040	$7,206,696
Cost of sales	2,463,083	2,062,451	6,796,685	5,732,877

Gross profit	777,020	552,372	2,139,355	1,473,819
Selling, general and administrative expenses	375,069	316,069	1,054,332	927,752
Interest expense	24,619	25,951	74,883	76,703
Other (income) expense, net	(12,385)	3,959	(22,191)	6,707

Income before income taxes	389,717	206,393	1,032,331	462,657
Income taxes	108,069	52,013	269,835	129,344

Net income	$281,648	$154,380	$762,496	$333,313
Less: Noncontrolling interests	2,059	517	5,556	1,411

Net income attributable to common shareholders	$279,589	$153,863	$756,940	$331,902

Earnings per share attributable to common shareholders:
Basic	$1.72	$.96	$4.68	$2.06
Diluted	$1.68	$.94	$4.58	$2.04
Cash dividends per common share	$.32	$.25	$.88	$.75

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	(Unaudited)
	March 31, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,107,955	$575,526
Accounts receivable, net	1,950,980	1,599,941
Inventories:
Finished products	552,984	465,477
Work in process	681,060	564,204
Raw materials	156,818	141,974

	1,390,862	1,171,655
Prepaid expenses	89,692	111,545
Deferred income taxes	151,840	130,129

Total current assets	4,691,329	3,588,796
Plant and equipment	4,878,012	4,553,997
Less accumulated depreciation	3,089,635	2,856,116

	1,788,377	1,697,881
Goodwill	2,976,232	2,786,334
Intangible assets, net	1,191,072	1,150,051
Other assets	729,852	687,320

Total assets	$11,376,862	$9,910,382

LIABILITIES
Current liabilities:
Notes payable	$173,233	$363,272
Accounts payable, trade	1,085,126	888,743
Accrued payrolls and other compensation	395,929	371,393
Accrued domestic and foreign taxes	237,209	176,349
Other accrued liabilities	448,923	405,134

Total current liabilities	2,340,420	2,204,891
Long-term debt	1,683,731	1,413,634
Pensions and other postretirement benefits	1,341,920	1,500,928
Deferred income taxes	159,777	135,321
Other liabilities	267,285	196,208

Total liabilities	5,793,133	5,450,982

EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at March 31 and June 30	90,523	90,523
Additional capital	656,323	637,442
Retained earnings	6,664,687	6,086,545
Accumulated other comprehensive (loss)	(737,407)	(1,208,561)
Treasury shares, at cost; 18,871,628 shares at March 31 and 19,790,110 shares at June 30	(1,192,218)	(1,237,984)

Total shareholders’ equity	5,481,908	4,367,965
Noncontrolling interests	101,821	91,435

Total equity	5,583,729	4,459,400

Total liabilities and equity	$11,376,862	$9,910,382

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$762,496	$333,313
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	172,469	187,990
Amortization	81,656	90,025
Share incentive plan compensation	56,792	48,145
Deferred income taxes	7,557	(9,143)
Foreign currency transaction loss	2,324	2,914
(Gain) loss on sale of plant and equipment	(8,191)	8,851
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(255,673)	(140,141)
Inventories	(134,256)	64,028
Prepaid expenses	27,927	53,053
Other assets	(40,926)	22,265
Accounts payable, trade	149,961	137,545
Accrued payrolls and other compensation	9,608	(21,577)
Accrued domestic and foreign taxes	47,365	55,599
Other accrued liabilities	(20,070)	43,730
Pensions and other postretirement benefits	(95,379)	(26,431)
Other liabilities	36,273	(8,769)

Net cash provided by operating activities	799,933	841,397

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $385 in 2011)	(60,227)	(5,451)
Capital expenditures	(158,455)	(90,862)
Proceeds from sale of plant and equipment	23,818	4,054
Other	(8,251)	(12,184)

Net cash (used in) investing activities	(203,115)	(104,443)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	22,982	7,718
(Payments for) common shares	(56,235)	(14,915)
Tax benefit from share incentive plan compensation	37,451	3,019
(Payments for) notes payable, net	(18,901)	(385,498)
Proceeds from long-term borrowings	291,688	3,070
(Payments for) long-term borrowings	(257,752)	(26,935)
Dividends	(142,906)	(120,786)

Net cash (used in) financing activities	(123,673)	(534,327)
Effect of exchange rate changes on cash	59,284	(9,677)

Net increase in cash and cash equivalents	532,429	192,950
Cash and cash equivalents at beginning of year	575,526	187,611

Cash and cash equivalents at end of period	$1,107,955	$380,561

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net sales
Industrial:
North America	$1,178,714	$958,594	$3,289,098	$2,588,887
International	1,293,047	995,186	3,533,259	2,777,493
Aerospace	503,806	449,247	1,400,116	1,266,654
Climate & Industrial Controls	264,536	211,796	713,567	573,662

Total	$3,240,103	$2,614,823	$8,936,040	$7,206,696

Segment operating income:
Industrial:
North America	$189,463	$133,598	$538,254	$324,204
International	199,798	109,335	551,374	253,794
Aerospace	68,984	49,778	176,404	143,950
Climate & Industrial Controls	22,577	16,298	53,630	32,939

Total segment operating income	480,822	309,009	1,319,662	754,887
Corporate general and administrative expenses	41,734	41,280	112,681	99,054

Income from operations before interest expense and other expense	439,088	267,729	1,206,981	655,833
Interest expense	24,619	25,951	74,883	76,703
Other expense	24,752	35,385	99,767	116,473

Income before income taxes	$389,717	$206,393	$1,032,331	$462,657

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1.	Management representation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2011, the results of operations for the three and nine months ended March 31, 2011 and 2010 and cash flows for the nine months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2010 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. In April 2011, the Company made a $200 million discretionary cash contribution to its domestic defined benefit pension plan. No subsequent events have occurred that required adjustment to these financial statements.

2.	Product warranty

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of March 31, 2011 and June 30, 2010 is immaterial to the financial position of the Company and the change in the accrual for the current and prior-year quarter and first nine months of fiscal 2011 and fiscal 2010 is immaterial to the Company’s results of operations and cash flows.

3.	Earnings per share

The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2011 and 2010.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Numerator:
Net income attributable to common shareholders	$279,589	$153,863	$756,940	$331,902

Denominator:
Basic - weighted average common shares	162,160,426	160,931,123	161,711,394	160,776,068
Increase in weighted average common shares from dilutive effect of equity-based awards	4,529,921	2,701,580	3,559,088	1,922,237

Diluted - weighted average common shares, assuming exercise of equity-based awards	166,690,347	163,632,703	165,270,482	162,698,305

Basic earnings per share	$1.72	$.96	$4.68	$2.06
Diluted earnings per share	$1.68	$.94	$4.58	$2.04

3.	Earnings per share, continued

For the three months ended March 31, 2011 and 2010, 33,129 and 4,448,497 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended March 31, 2011 and 2010, 2,046,685 and 9,347,826 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

4.	Share repurchase program

The Company has a program to repurchase its common shares. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows and commercial paper borrowings, and the shares are initially held as treasury stock. During the three-month period ended March 31, 2011, the Company repurchased 299,901 shares at an average price of $87.48 per share. Fiscal year-to-date, the Company repurchased 709,503 shares at an average price of $79.26 per share.

5.	Accounts receivable, net

The Accounts receivable, net caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2011	June 30, 2010
Accounts receivable, trade	$1,756,539	$1,457,355
Allowance for doubtful accounts	(10,370)	(14,701)
Non-trade accounts receivable	78,505	58,091
Notes receivable	126,306	99,196

Total	$1,950,980	$1,599,941

Accounts receivable, trade are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when in the judgment of the Company the receivable is deemed to be uncollectible.

6.	Business realignment charges

During the third quarter and first nine months of fiscal 2011, the Company recorded charges of $5.3 million and $10.1 million, respectively, for the costs to structure its businesses in light of current and anticipated customer demand. The charges primarily consist of severance costs related to plant closures as well as general work force reductions implemented by various operating units throughout the world. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The Industrial Segment recognized $5.3 million and $9.8 million of the total charge for the third quarter and first nine months of fiscal 2011, respectively, relating to approximately 150 and 360 employees, respectively. The Aerospace Segment recognized $0.3 million of the total charge for the first nine months of fiscal 2011 relating to approximately 20 employees. The charge is presented primarily in the Cost of sales caption in the Consolidated Statement of Income for the three and nine months ended March 31, 2011. As of March 31, 2011, approximately $7.8 million in severance payments have been made with the majority of the remaining payments expected to be made by June 30, 2011.

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

Additional charges to be recognized in future periods related to the specific actions discussed above are not expected to be material.

7.	Equity

Changes in equity for the three months ended March 31, 2011 and March 31, 2010 are as follows (net of taxes amounts relate to Shareholders’ Equity):

	Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance December 31, 2010	$5,113,261	$101,332	$5,214,593
Net income	279,589	2,059	281,648
Other comprehensive income:
Foreign currency translation (net of taxes of $9,584)	124,570	(1,570)	123,000
Retirement benefits plan activity (net of taxes of $11,516)	19,659		19,659
Realized loss (net of taxes of $25)	52		52

Total comprehensive income	423,870	489	424,359
Dividends paid	(51,999)		(51,999)
Stock incentive plan activity	23,011		23,011
Shares purchased at cost	(26,235)		(26,235)

Balance March 31, 2011	$5,481,908	$101,821	$5,583,729

7.	Equity, continued

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2009	$4,552,027	$85,759	$4,637,786
Net income	153,863	517	154,380
Other comprehensive (loss) income:
Foreign currency translation (net of taxes of $10,711)	(86,815)	(168)	(86,983)
Retirement benefits plan activity (net of taxes of $7,138)	12,304		12,304
Net unrealized (loss) (net of taxes of $93)	(151)		(151)

Total comprehensive income	79,201	349	79,550
Dividends paid	(40,224)	(193)	(40,417)
Stock incentive plan activity	14,041		14,041
Shares purchased at cost	(4,915)		(4,915)
Retirement benefits plan activity	9,499		9,499

Balance March 31, 2010	$4,609,629	$85,915	$4,695,544

Changes in equity for the nine months ended March 31, 2011 and March 31, 2010 are as follows (net of taxes amounts relate to Shareholders’ Equity):

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance June 30, 2010	$4,367,965	$91,435	$4,459,400
Net income	756,940	5,556	762,496
Other comprehensive income:
Foreign currency translation (net of taxes of $27,071)	413,271	5,105	418,376
Retirement benefits plan activity (net of taxes of $33,805)	57,721		57,721
Realized loss (net of taxes of $93)	162		162

Total comprehensive income	1,228,094	10,661	1,238,755
Dividends paid	(142,631)	(275)	(142,906)
Stock incentive plan activity	84,715		84,715
Shares purchased at cost	(56,235)		(56,235)

Balance March 31, 2011	$5,481,908	$101,821	$5,583,729

7.	Equity, continued

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance June 30, 2009	$4,268,199	$82,241	$4,350,440
Net income	331,902	1,411	333,313
Other comprehensive income:
Foreign currency translation (net of taxes of $5,915)	28,218	2,462	30,680
Retirement benefits plan activity (net of taxes of $22,091)	34,360		34,360
Unrealized gain and realized loss (net of taxes of $161)	255		255

Total comprehensive income	394,735	3,873	398,608
Dividends paid	(120,587)	(199)	(120,786)
Stock incentive plan activity	57,168		57,168
Shares purchased at cost	(14,915)		(14,915)
Retirement benefits plan activity	25,029		25,029

Balance March 31, 2010	$4,609,629	$85,915	$4,695,544

8.	Goodwill and intangible assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2011 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance June 30, 2010	$2,380,640	$98,856	$306,838	$2,786,334
Acquisitions	5,900		1,291	7,191
Foreign currency translation	178,128	49	4,538	182,715
Goodwill adjustments	(33)		25	(8)

Balance March 31, 2011	$2,564,635	$98,905	$312,692	$2,976,232

Goodwill adjustments primarily represented final adjustments to the purchase price allocation for acquisitions during the measurement period subsequent to the applicable acquisition dates. The Company’s previously reported results of operations and financial position would not be materially different had the goodwill adjustments recorded during the first nine months of fiscal 2011 been reflected in the same reporting period that the initial purchase price allocations for those acquisitions were made.

8.	Goodwill and intangible assets, continued

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	March 31, 2011		June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$122,983	$58,006	$114,935	$48,682
Trademarks	314,359	108,358	289,017	83,936
Customer lists and other	1,237,174	317,080	1,125,782	247,065

Total	$1,674,516	$483,444	$1,529,734	$379,683

Total intangible amortization expense for the nine months ended March 31, 2011 was $80,464. The estimated amortization expense for the five years ending June 30, 2011 through 2015 is $103,517, $95,949, $88,753, $83,291 and $80,624, respectively.

9.	Retirement benefits

Net periodic pension cost recognized included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Service cost	$21,139	$18,256	$63,029	$54,557
Interest cost	43,852	44,757	130,697	132,926
Expected return on plan assets	(49,196)	(46,159)	(147,130)	(133,644)
Amortization of prior service cost	3,137	3,281	9,463	9,856
Amortization of net actuarial loss	27,370	16,222	81,529	48,754
Amortization of initial net (asset)	(15)	(14)	(44)	(22)

Net periodic benefit cost	$46,287	$36,343	$137,544	$112,427

Postretirement benefit cost recognized included the following components:
	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Service cost	$233	$139	$508	$417
Interest cost	724	981	2,686	2,945
Net amortization and deferral and other	621	(114)	393	(343)

Net periodic benefit cost	$1,578	$1,006	$3,587	$3,019

9.	Retirement benefits, continued

During the first nine months of fiscal 2011, the Company made $230 million in cash contributions to its qualified defined benefit plans. The Company made a $200 million cash contribution to its domestic qualified defined benefit plan in April 2011 and expects to contribute an additional $13 million in cash to its international qualified defined benefit plans during the fourth quarter of fiscal 2011. The cash contributions are primarily discretionary.

10.	Debt

During the first nine months of fiscal 2011, the Company issued $300,000 aggregate principal amount of Medium-Term Notes. The notes are due in a balloon payment in September 2022 and carry an annual interest rate of 3.5%. Interest payments are due semiannually. Debt issuance costs were approximately $5,460 and will be amortized over the term of the Medium-Term Notes. The Company used the net proceeds from the Medium-Term Note issuance to repay outstanding commercial paper borrowings. During the third quarter of fiscal 2011, the Company refinanced its $1,500,000 multi-currency revolving credit agreement. The refinanced credit agreement expires in March 2016. All other material terms and conditions remain unchanged from the Company’s prior credit agreement.

11.	Income taxes

As of March 31, 2011, the Company had gross unrecognized tax benefits of $81,629. The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate was $79,066. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $10,251.

The Company and its subsidiaries file income tax returns in the United States and in various foreign jurisdictions. In the normal course of business, the Company’s tax returns are subject to examination by taxing authorities throughout the world. The Company is no longer subject to examinations of its federal income tax returns by the United States Internal Revenue Service for fiscal years through 2007. All significant state, local and foreign tax returns have been examined for fiscal years through 2001. The Company does not anticipate that, within the next twelve months, the total amount of unrecognized tax benefits will significantly change due to the settlement of examinations and the expiration of statutes of limitation.

12.	Financial instruments

The Company’s financial instruments consist primarily of Cash and cash equivalents, long-term investments, and Accounts receivable, net as well as obligations under Accounts payable, trade, Notes payable and Long-term debt. Due to their short-term nature, the carrying values for Cash and cash equivalents, Accounts receivable, net, Accounts payable, trade and Notes payable approximate fair value. The carrying value of Long-term debt (excluding leases) was $1,856,502 and $1,758,845 at March 31, 2011 and June 30, 2010, respectively, and was estimated to have a fair value of $1,945,302 and $1,925,397 at March 31, 2011 and June 30, 2010, respectively. The fair value of Long-term debt was estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

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

12.	Financial instruments, continued

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

During the first nine months of fiscal 2011, the Company entered into 10-year cross-currency swap contracts with an aggregate notional amount of approximately €235 million and designated the cross-currency swap contracts as a hedge of the Company’s net investment in certain foreign subsidiaries whose functional currency is the euro. Also during the first nine months of fiscal 2011, the Company entered into forward exchange contracts with an aggregate notional amount of €200 million. The forward exchange contracts were entered into to hedge against foreign currency movements prior to the repayment of the Company’s euro bonds that matured in November 2010. The forward exchange contracts were settled in November 2010.

The following summarizes the location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet as of March 31, 2011 and June 30, 2010:

	Balance Sheet Caption	March 31, 2011	June 30, 2010
Net investment hedges
Cross-currency swap contracts	Other liabilities	$30,583	$

Cash flow hedges
Costless collar contracts	Accounts receivable	379		1,624
Costless collar contracts	Other accrued liabilities	3,944		2,334

The cross-currency swap contracts have been designated as hedging instruments. The costless collar contracts have not been designated as hedging instruments and are considered to be economic hedges of forecasted transactions.

Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Forward exchange contracts	$	$	$19,048	$
Costless collar contracts	(1,212)	(1,639)	(5,766)	(5,673)

12.	Financial instruments, continued

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2011	2010		2011	2010
Cross-currency swap contracts	$(7,317)	$		$(18,894)	$
Foreign denominated debt	(8,353)		20,076	(44,687)		11,984

There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor were any portion of these financial instruments excluded from the effectiveness testing, during the nine months ending March 31, 2011 and 2010.

13.	Fair value measurement

The fair value of financial assets and financial liabilities that were measured at fair value on a recurring basis at March 31, 2011 follows:

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives	$379	$	$379	$

Liabilities:
Derivatives	34,527		34,527

The fair value of financial assets and financial liabilities that were measured at fair value on a recurring basis at June 30, 2010 follows:

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Available for sale equity securities	$3,542	$	$		$3,542
Derivatives	1,624			1,624

Liabilities:
Derivatives	2,334			2,334

13.	Fair value measurement, continued

Available for sale securities consisted of an investment in stock in an electronic and electrical equipment company the fair value of which was estimated using a market and income approach with equal weighting given to each approach. The market approach estimates a fair value by applying price-to-earnings multiples for similar companies that are publicly traded while the income approach estimates a fair value using a discounted cash flow analysis. There were no purchases, sales, issuances or settlements of available for sale securities during the nine months ended March 31, 2011. During the third quarter of fiscal 2011, it was determined that the investment in the electronic and electrical equipment company had permanently declined to a fair value of zero and as a result an expense of $3,542 was recognized in Net income.

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011

AND COMPARABLE PERIODS ENDED MARCH 31, 2010

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

A PMI above 50 indicates that the manufacturing activity specific to a region around the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. The PMI at the end of March 2011 for the United States, the Eurozone countries and China was 61.2, 57.5 and 51.8, respectively. Since June 30, 2010 and December 31, 2010, the PMI for the United States and the Eurozone countries have increased. The PMI for China has increased since June 30, 2010 but has declined from December 31, 2010.

Aircraft miles flown and revenue passenger miles have both increased approximately six percent from their comparable fiscal 2010 levels. The Company anticipates that U.S. Department of Defense spending with regards to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2011 will be about one percent lower than the comparable fiscal 2010 level.

Housing starts in March 2011 were approximately 13 percent lower than housing starts in March 2010 and were four percent higher than housing starts in December 2010.

The Company remains focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company continues to generate substantial cash flows from operations, has controlled capital spending and has proactively managed working capital. The Company has been able to borrow needed funds at affordable interest rates as demonstrated by the issuance of $300 million aggregate principal amount of Medium-Term Notes in September 2010, and currently has a debt to debt-shareholders’ equity ratio of 25.3 percent.

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

During the first nine months of fiscal 2011, the Company completed three acquisitions. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.

The discussion below is structured to separately discuss the Consolidated Statement of Income, Results by Business Segment, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2011	2010	2011	2010
Net sales	$3,240.1	$2,614.8	$8,936.0	$7,206.7
Gross profit	$777.0	$552.4	$2,139.3	$1,473.8
Gross profit margin	24.0%	21.1%	23.9%	20.5%
Selling, general and administrative expenses	$375.1	$316.0	$1,054.3	$927.8
Selling, general and administrative expenses, as a percent of sales	11.6%	12.1%	11.8%	12.9%
Interest expense	$24.6	$26.0	$74.9	$76.7
Other (income) expense, net	$(12.4)	$4.0	$(22.2)	$6.7
Effective tax rate	27.7%	25.2%	26.1%	28.0%
Net income	$281.6	$154.4	$762.5	$333.3
Net income, as a percent of sales	8.7%	5.9%	8.5%	4.6%

Net sales increased 23.9 percent for the current-year quarter and 24.0 percent for the first nine months of fiscal 2011, over the comparable prior-year net sales amounts. The increase in net sales for the current-year quarter and first nine months of fiscal 2011 reflects higher volume in all segments, with the largest increase occurring in the Industrial Segment. Acquisitions made in the last 12 months contributed approximately $19 million and $33 million in sales in the current-year quarter and first nine months of fiscal 2011, respectively. The effect of currency rate changes increased net sales by approximately $66 million and $19 million in the current-year quarter and first nine months of fiscal 2011, respectively.

Gross profit margin increased in the current-year quarter and first nine months of fiscal 2011 primarily due to a combination of the higher sales volume, resulting in manufacturing efficiencies, as well as lower business realignment expenses recorded in the current-year quarter and first nine months of fiscal 2011 as compared to the prior-year quarter and first nine months. Included in gross profit are business realignment charges of $4.5 million and $14.1 million in the current-year quarter and prior-year quarter, respectively, and $9.2 million and $37.7 million for the first nine months of fiscal 2011 and fiscal 2010, respectively.

Selling, general and administrative expenses increased for the current-year quarter and first nine months of fiscal 2011 primarily due to the higher sales volume as well as higher incentive compensation as compared to the prior-year quarter and first nine months.

Interest expense for the current-year quarter and first nine months of fiscal 2011 decreased primarily due to lower average debt outstanding as well as the debt portfolio in the current-year quarter and first nine months of fiscal 2011 having a lower average interest rate than the debt portfolio for the prior-year quarter and first nine months.

Other (income) expense, net for the current-year quarter and first nine months of fiscal 2011 included income of $14.6 million related to insurance recoveries. Other (income) expense, net for the first nine months of fiscal 2010 included expense of $8.8 million related to asset sales and writedowns, including assets related to a business that was divested.

Effective tax rate for the current-year quarter was higher than the prior-year quarter primarily due to the net effect of discrete tax items recorded during the current-year quarter. The effective tax rate for the first nine months of fiscal 2011 was lower than the first nine months of fiscal 2010 primarily due to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Tax Extender Legislation”) that was passed by the United States Congress in December 2010. The Tax Extender Legislation restored the U.S. research tax credit and extended certain favorable foreign income tax provisions. The Company expects the effective tax rate for fiscal 2011 will be approximately 27 percent.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2011	2010	2011	2010
Net sales
North America	$1,178.7	$958.6	$3,289.1	$2,588.9
International	1,293.0	995.2	3,533.3	2,777.5
Operating income
North America	189.5	133.6	538.3	324.2
International	$199.8	$109.3	$551.4	$253.8
Operating income, as a percent of net sales
North America	16.1%	13.9%	16.4%	12.5%
International	15.5%	11.0%	15.6%	9.1%
Backlog	$1,855.8	$1,432.7	$1,855.8	$1,432.7

The Industrial Segment operations experienced the following percentage changes in net sales in the current-year period compared to the equivalent prior-year period:

	Period Ending March 31
	Three Months	Nine Months
Industrial North America – as reported	23.0%	27.0%
Acquisitions	1.0%	0.5%
Currency	0.7%	0.6%

Industrial North America – without acquisitions and currency	21.3%	25.9%

Industrial International – as reported	29.9%	27.2%
Acquisitions	0.6%	0.3%
Currency	5.6%	0.1%

Industrial International – without acquisitions and currency	23.7%	26.8%

Total Industrial Segment – as reported	26.5%	27.1%
Acquisitions	0.8%	0.4%
Currency	3.2%	0.3%

Total Industrial Segment – without acquisitions and currency	22.5%	26.4%

The above presentation reconciles the percentage changes in net sales of the Industrial operations reported in accordance with U.S. GAAP to percentage changes in net sales adjusted to remove the effects of acquisitions made within the prior year comparable fiscal quarters as well as the effects of currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.

Excluding the effects of acquisitions and changes in currency exchange rates, the increase in Industrial North American net sales for the current-year quarter and first nine months of fiscal 2011 reflects higher demand from distributors and higher end-user demand in a number of markets, particularly in the heavy-duty truck, construction equipment, mining, farm and agriculture equipment and machine tool markets. The increase in Industrial International net sales for the current-year quarter and first nine months of fiscal 2011 is primarily attributable to higher volume across most markets in all regions with the largest increase in volume experienced in Europe and Asia Pacific.

Margins in the Industrial North American and Industrial International businesses were higher for the current-year quarter and first nine months of fiscal 2011 due primarily to the higher sales volume, resulting in manufacturing efficiencies, and a lower fixed cost structure resulting from past business realignment actions.

Included in Industrial North American operating income are business realignment charges of $0.6 million and $1.6 million in the current-year quarter and prior-year quarter, respectively, and $4.1 million and $9.9 million for the first nine months of fiscal 2011 and fiscal 2010, respectively. Included in Industrial International operating income are business realignment charges of $4.7 million and $12.8 million in the current-year quarter and prior-year quarter, respectively, and $5.7 million and $27.2 million for the first nine months of fiscal 2011 and fiscal 2010, respectively. The business realignment expenses consist primarily of severance costs resulting from plant closures as well as general reductions in workforce. The Company does not anticipate that cost savings realized from the workforce reductions taken during the first nine months of fiscal 2011 will have a material impact on future operating margins. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Industrial Segment. Such actions may include the necessity to record additional business realignment charges in fiscal 2011, the timing and amount of which has not been finalized.

The increase in backlog from a year ago and the June 30, 2010 amount of $1,505.0 million is primarily due to higher order rates in most markets in both the Industrial North American and Industrial International businesses, with the increase being evenly split between the two. The Company anticipates Industrial North American sales for fiscal 2011 will increase between 23.7 percent and 24.7 percent from the fiscal 2010 level and Industrial International sales for fiscal 2011 will increase between 27.0 percent and 28.0 percent from the fiscal 2010 level. Industrial North American operating margins in fiscal 2011 are expected to range from 16.3 percent to 16.5 percent and Industrial International operating margins are expected to range from 15.5 percent to 15.7 percent.

Aerospace Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2011	2010	2011	2010
Net sales	$503.8	$449.2	$1,400.1	$1,266.7
Operating income	$69.0	$49.8	$176.4	$144.0
Operating margin	13.7%	11.1%	12.6%	11.4%
Backlog	$1,755.3	$1,463.4	$1,755.3	$1,463.4

The increase in net sales in the Aerospace Segment for the current-year quarter is primarily due to higher volume in both the commercial original equipment manufacturer (OEM) and aftermarket businesses as well as higher volume in the military aftermarket business. The increase in net sales for the first nine months of fiscal 2011 is primarily due to higher volume in both the commercial OEM and aftermarket businesses partially offset by lower volume in both the military OEM and aftermarket businesses. The higher margins in the current-year quarter and first nine months of fiscal 2011 were primarily due to the higher sales volume, particularly in the higher margin commercial aftermarket businesses. Margins for the current-year quarter benefitted from lower engineering development costs but margins for the first nine months of fiscal 2011 were adversely affected by a higher level of engineering costs as compared to the first nine months of fiscal 2010. Margins for the first nine months of fiscal 2011 also include the favorable effect of retroactive billings and contract reserve adjustments resulting from the finalization of contract price negotiations related to certain programs.

The increase in backlog from the prior-year quarter and the June 30, 2010 amount of $1,474.4 million is primarily due to higher order rates in both the commercial OEM and aftermarket businesses as well as the military OEM business. For fiscal 2011, sales are expected to increase between 9.1 percent and 10.1 percent from the fiscal 2010 level and operating margins are expected to range from 12.9 percent to 13.1 percent. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.

Climate & Industrial Controls Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2011	2010	2011	2010
Net sales	$264.5	$211.8	$713.6	$573.7
Operating income	$22.6	$16.3	$53.6	$32.9
Operating margin	8.5%	7.7%	7.5%	5.7%
Backlog	$189.6	$159.5	$189.6	$159.5

The Climate & Industrial Controls (CIC) Segment operations experienced the following percentage changes in net sales in the current-year period compared to the equivalent prior-year period:

	Period Ending March 31
	Three Months	Nine Months
CIC Segment – as reported	24.9%	24.4%
Acquisitions	1.7%	1.5%
Currency	1.9%	0.6%

CIC Segment – without currency	21.3%	22.3%

The above presentation reconciles the percentage changes in net sales of the Climate & Industrial Controls Segment reported in accordance with U.S. GAAP to percentage changes in net sales adjusted to remove the effects of acquisitions made within the prior year comparable fiscal quarters as well as the effects of currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.

Excluding the effect of acquisitions and changes in currency exchange rates, the increase in net sales in the Climate & Industrial Controls Segment for the current-year quarter and first nine months of fiscal 2011 is primarily due to higher end-user demand in the heavy-duty truck, automotive and commercial refrigeration markets. Margins for the current-year quarter and first nine months of fiscal 2011 were higher primarily due to the higher sales volume and favorable product mix. Margins in both the current-year quarter and first nine months of fiscal 2011 were adversely affected by higher material costs as well as operating inefficiencies, which primarily include overtime and premium freight. Included in operating income for the prior-year quarter and first nine months of fiscal 2010 were business realignment charges of $0.5 million and $3.7 million, respectively. The Company may take further actions to structure appropriately the operations of the Climate & Industrial Controls Segment. Such actions may include the necessity to record business realignment charges in fiscal 2011.

The increase in backlog from the prior-year quarter and the June 30, 2010 amount of $161.9 million is primarily due to higher order rates in the heavy-duty truck, automotive and commercial refrigeration markets. For fiscal 2011, sales are expected to increase between 19.5 percent and 20.5 percent from the fiscal 2010 level and operating margins are expected to range from 7.9 percent to 8.1 percent.

Corporate and Other

Corporate general and administrative expenses were $41.7 million in the current-year quarter compared to $41.3 million in the prior-year quarter and were $112.7 million for the first nine months of fiscal 2011 compared to $99.1 million for the first nine months of fiscal 2010. As a percent of sales, corporate general and administrative expenses for the current-year quarter were 1.3 percent compared to 1.6 percent for the prior-year quarter and were 1.3 percent and 1.4 percent for the first nine months of fiscal 2011 and fiscal 2010, respectively. The higher expense for the first nine months of fiscal 2011 is primarily due to higher incentive compensation expenses.

Other expense (in the Business Segment Results) included the following:

(in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
Expense (income)	2011	2010	2011	2010
Currency transaction	$(3.1)	$7.9	$(0.9)	$15.9
Stock-based compensation	9.2	6.9	42.4	37.4
Pensions	17.6	9.9	54.6	34.9
Asset sales and writedowns	1.1	3.2	(2.0)	8.8
Other items, net		7.5	5.7	19.5

	$24.8	$35.4	$99.8	$116.5

CONSOLIDATED BALANCE SHEET

	March 31,	June 30,
(dollars in millions)	2011	2010
Accounts receivable, net	$1,951.0	$1,599.9
Inventories	1,390.9	1,171.7
Plant and equipment, less accumulated depreciation	1,788.4	1,697.9
Goodwill	2,976.2	2,786.3
Intangible assets, net	1,191.1	1,150.1
Notes payable	173.2	363.3
Accounts payable, trade	1,085.1	888.7
Accrued domestic and foreign taxes	237.2	176.3
Other liabilities	267.3	196.2
Shareholders’ equity	5,481.9	4,368.0
Working capital	$2,350.9	$1,383.9
Current ratio	2.00	1.63

Accounts receivable, net are primarily receivables due from customers for sales of product ($1,746 million at March 31, 2011 and $1,443 million at June 30, 2010). Days sales outstanding relating to trade accounts receivable was 49 days at March 31, 2011 and 48 days at June 30, 2010. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.

Inventories increased $219 million, primarily in the Industrial Segment, in response to positive order trends. Days’ supply of inventory was 57 days at March 31, 2011 and 58 days at June 30, 2010.

Notes payable decreased due to the $257 million payment of the 3.5 percent Euro Bonds that were due in November 2010.

Accounts payable, trade increased from June 30, 2010 primarily due to increased production levels and the timing of payments.

Accrued domestic and foreign taxes increased primarily due to higher income taxes and unemployment tax rates.

Other liabilities increased primarily due to the effect of cross-currency swap contracts the Company entered into during fiscal 2011.

Shareholders’ equity included an increase of $413 million related to foreign currency translation adjustments that primarily affected Accounts receivable, Inventories, Plant and equipment, Goodwill, Intangible assets, Accounts payable, trade and Long-term debt.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended March 31,
(in millions)	2011	2010
Cash provided by (used in):
Operating activities	$799.9	$841.4
Investing activities	(203.1)	(104.4)
Financing activities	(123.7)	(534.3)
Effect of exchange rates	59.3	(9.7)
Net increase in cash and cash equivalents	$532.4	$193.0

Cash flows from operating activities decreased compared to the first nine months of fiscal 2010 primarily due to a higher amount of cash used for working capital needs, especially Accounts receivable and Inventory partially offset by an increase in Net income. The Company continues to focus on managing its inventory and other working capital requirements. The Company made a $200 million and a $100 million voluntary contribution to its domestic qualified defined benefit pension plan during the first nine months of fiscal 2011 and fiscal 2010, respectively. The Company made an additional $200 million voluntary contribution to its domestic qualified defined benefit pension plan in April 2011.

Cash flows used in investing activities increased from the first nine months of fiscal 2010 as economic uncertainties in the prior year resulted in the Company reducing its acquisition activity and closely managing capital expenditures during such year. The Company completed three acquisitions in fiscal 2011. Also, capital expenditures, as a percent of sales, increased to 1.8 percent for the first nine months of fiscal 2011 as compared to 1.3 percent in the first nine months of fiscal 2010.

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

(in millions)	March 31,	June 30,
Debt to Debt-Shareholders’ Equity Ratio	2011	2010
Debt	$1,857	$1,777
Debt & Shareholders’ equity	$7,339	$6,145
Ratio	25.3%	28.9%

The Company has a line of credit totaling $1,500 million through a multi-currency revolving credit agreement with a group of banks, all of which was available as of March 31, 2011. The credit agreement expires in March 2016; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. A portion of the credit agreement supports the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch Ratings. These ratings are considered investment grade. The revolving credit agreement requires the payment of an annual facility fee, the amount of which would increase in the event the Company’s credit ratings are lowered. A lowering of the Company’s credit ratings would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

The Company is currently authorized to sell up to $1,350 million of short-term commercial paper notes. No commercial paper notes were outstanding as of March 31, 2011 and the largest amount of commercial paper notes outstanding during the third quarter of fiscal 2011 was $2 million.

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

The results of the Company’s fiscal 2011 annual goodwill impairment test performed as of December 31, 2010 indicated that no goodwill impairment existed. However, the following reporting units had an estimated fair value that the Company has determined, from a quantitative or qualitative perspective, was not significantly in excess of their carrying value:

Reporting Unit	Goodwill Balance	Fair Value In Excess of Carrying Value
Medical Systems	$103.7 million	109.3%
Worldwide Energy Products	$182.6 million	113.8%

Both of these reporting units are part of the Industrial Segment. For both of these reporting units, the sales growth assumption had the most significant influence on the estimation of fair value.

The sales growth assumption for Medical Systems was primarily based on market data specific to the products that this reporting unit currently manufactures as well as securing business with new customers. The key uncertainty in the sales growth assumption used in the estimation of the fair value of this reporting unit is the ability to secure business with new customers.

The sales growth assumption for Worldwide Energy Products was based on future business already secured or highly likely to be secured with existing customers based on current quoting activity and forecasted market demand for the oil and gas industry as well as the expanded applicability of the Company’s products based on market trends. The key uncertainty in the sales growth assumption used in the estimation of the fair value of this reporting unit is the growth of the oil and gas market and the level of investments customers will make to improve the productivity and efficiency of their capital equipment.

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

Long-lived assets held for use, which primarily includes finite lived intangible assets and property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their net carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. During the first nine months of fiscal 2011, there were no events or circumstances that indicated that the net carrying value of the Company’s long-lived assets held for use was not recoverable.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the third quarter of fiscal 2011. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings. Parker ITR S.r.l. (Parker ITR), a subsidiary acquired on January 31, 2002, has been the subject of a number of lawsuits and regulatory investigations. The lawsuits and investigations relate to allegations that for a period of up to 21 years, the Parker ITR business unit that manufactures and sells marine hose, typically used in oil transfer, conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States and in other jurisdictions. Parker ITR and the Company have cooperated with all of the regulatory authorities investigating the activities of the Parker ITR business unit that manufactures and sells marine hose and continue to cooperate with the investigations that remain ongoing. Several of the investigations and all but one of the lawsuits have concluded. The following investigations and lawsuit remain pending.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.
(b)	Use of Proceeds. Not applicable.
(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 through January 31, 2011	74,700	$87.57	74,700	8,738,020
February 1, 2011 through February 28, 2011	67,000	$90.56	67,000	8,671,020
March 1, 2011 through March 31, 2011	158,201	$86.09	158,201	8,512,819
Total:	299,901	$87.46	299,901	8,512,819

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3.0 million shares of its common stock. From time to time, the Board of Directors has adjusted the number of shares authorized for repurchase under this program. On January 28, 2009, the Finance Committee of the Board of Directors of the Company approved an increase in the number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was equal to 10 million. Subject to this overall limitation, each fiscal year the Company is authorized to repurchase an amount of common shares equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. There is no expiration date for this program.

ITEM 6.	Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

10(a)	Amendment to Parker-Hannifin Corporation Amended and Restated Supplemental Executive Retirement Benefits Program effective January 27, 2011.*

10(b)	Amendment to Parker-Hannifin Corporation Amended and Restated Pension Restoration Plan effective January 27, 2011.*

10(c)	Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on February 1, 2011 (Commission File No. 1-4982).

10(d)	Parker-Hannifin Corporation Long-Term Incentive Performance Award Under the Performance Bonus Plan incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on February 1, 2011 (Commission File No. 1- 4982).

12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2011.*

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended March 31, 2011 and 2010, (ii) Consolidated Statement of Income for the nine months ended March 31, 2011 and 2010, (iii) Consolidated Balance Sheet at March 31, 2011 and June 30, 2010, (iv) Consolidated Statement of Cash Flows for the nine months ended March 31, 2011 and 2010 and (v) Notes to Consolidated Financial Statements for the nine months ended March 31, 2011.

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

PARKER-HANNIFIN CORPORATION
(Registrant)
/s/ Jon P. Marten
Jon P. Marten
Executive Vice President - Finance and Administration and Chief Financial Officer

Date: May 10, 2011

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10(a)	Amendment to Parker-Hannifin Corporation Amended and Restated Supplemental Executive Retirement Benefits Program effective January 27, 2011.*

10(b)	Amendment to Parker-Hannifin Corporation Amended and Restated Pension Restoration Plan effective January 27, 2011.*

10(c)	Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on February 1, 2011 (Commission File No. 1-4982).

10(d)	Parker-Hannifin Corporation Long-Term Incentive Performance Award Under the Performance Bonus Plan incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on February 1, 2011 (Commission File No. 1-4982).

12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2011.*

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended March 31, 2011 and 2010, (ii) Consolidated Statement of Income for the nine months ended March 31, 2011 and 2010, (iii) Consolidated Balance Sheet at March 31, 2011 and June 30, 2010, (iv) Consolidated Statement of Cash Flows for the nine months ended March 31, 2011 and 2010 and (v) Notes to Consolidated Financial Statements for the nine months ended March 31, 2011.

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