Form 10-K
period 2011-06-30
PARKER HANNIFIN CORP
filed 2011-08-26
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2010, excluding, for purpose of this computation only, stock holdings of the Registrant’s Directors and Officers: $13,856,268,971.

The number of Common Shares outstanding on July 31, 2011 was 155,061,050.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference:

(1)	Annual Report to Shareholders of the Company for the fiscal year ended June 30, 2011 is incorporated by reference into Parts I and II hereof.

(2)	Definitive Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders to be held on October 26, 2011 is incorporated by reference into Part III hereof.

PARKER-HANNIFIN CORPORATION

FORM 10-K

Fiscal Year Ended June 30, 2011

PART I

ITEM 1. Business. Parker-Hannifin Corporation is a leading worldwide diversified manufacturer of motion and control technologies and systems, including fluid power systems, electromechanical controls and related components. Fluid power involves the transfer and control of power through the medium of liquid, gas or air, in hydraulic, pneumatic and vacuum applications. Fluid power systems move and position materials, control machines, vehicles and equipment and improve industrial efficiency and productivity. Components of a simple fluid power system include one or more pumps which generate pressure, one or more valves which control the flow of the fluid, one or more actuators which translate the pressure from the fluid into mechanical energy, one or more filters to ensure proper fluid condition and numerous hoses, couplings, fittings and seals. Electromechanical controls involve the use of electronic components and systems to control motion and precisely locate or vary speed in automation and aerospace applications. In addition to motion and control products, the Company also is a leading worldwide producer of fluid purification, fluid and fuel control, process instrumentation, air conditioning, refrigeration, electromagnetic shielding and thermal management products and systems.

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

The Company’s manufacturing, service, sales, distribution and administrative facilities are located in 39 states within the United States and in 46 other countries. The Company’s technologies and systems are used in the products of its three principal business segments: Industrial; Aerospace; and Climate & Industrial Controls. The Company’s products are sold as original and replacement equipment through sales and distribution centers worldwide. The Company markets its products through direct-sales employees, independent distributors and sales representatives. Parker products are supplied to approximately 470,000 customers in virtually every significant manufacturing, transportation and processing industry. For the fiscal year ended June 30, 2011, total net sales were $12.3 billion. Industrial Segment products accounted for 76%, Aerospace Segment products accounted for 16%, and Climate & Industrial Controls Segment products accounted for 8% of those net sales.

Markets

The Company’s technologies and systems are used throughout various industries and in various applications. The approximately 470,000 customers who purchase the Company’s products are found throughout virtually every significant manufacturing, transportation and processing industry. No single customer accounted for more than 3% of the Company’s total net sales for the fiscal year ended June 30, 2011.

Industrial Segment. Sales of Industrial Segment products are made primarily to original equipment manufacturers and their replacement markets in virtually all major manufacturing, transportation and processing industries. The major markets for products of the Industrial Segment are listed below by Group:

Automation Group:	• Alternative energy • Converting and packaging • Factory automation • Food production machinery • Life sciences and medical • Material handling • Paper machinery	• Primary metals • Robotics • Safety and security • Semiconductor and electronics • Transportation and mobile

Filtration Group:	• Food and beverage • Industrial machinery • Life sciences • Marine • Mobile equipment	• Oil and gas • Power generation • Process • Transportation • Water

Fluid Connectors Group:	• Aerial lift • Agriculture • Bulk chemical handling • Construction machinery • Food and beverage • Fuel and gas delivery • Industrial machinery	• Life sciences • Marine • Mining • Mobile equipment • Oil and gas • Renewable energy • Transportation

Hydraulics Group:	• Aerial lift • Agriculture • Construction machinery • Forestry • Industrial machinery • Machine tool • Material handling	• Marine • Mining • Oil and gas • Power generation • Renewable energy • Truck hydraulics • Factory automation

Instrumentation Group:	• Chemical and refining • Food and beverage • Medical and dental	• Microelectronics • Oil and gas • Power generation

Seal Group:	• Aerospace • Chemical processing • Consumer • Energy • Oil and gas • Fluid power • General industrial	• Information technology • Life sciences • Military • Semiconductor • Telecommunications • Transportation

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

Climate & Industrial Controls Segment. Sales of Climate & Industrial Controls Segment products are made primarily to original equipment manufacturers and their replacement markets. The major markets for products of the Climate & Industrial Controls Segment are listed below:

• Agriculture • Air conditioning • Appliances • Food and beverage • Industrial and commercial refrigeration • Industrial machinery	• Oil and gas • Life sciences • Precision cooling • Process • Supermarkets • Transportation

Principal Products and Methods of Distribution

Although the Company offers hundreds of thousands of individual products, no single product contributed more than 1% to the Company’s total net sales for the fiscal year ended June 30, 2011. Listed below are some of the Company’s principal products.

Industrial Segment. The products produced by the Company’s Industrial Segment consist of a broad range of technologies and systems, which are described below by Group:

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

Filtration Group: filters, systems and instruments to monitor and remove contaminants from fuel, air, oil, water and other liquids and gases, including:

• Analytical gas generators • Compressed air and gas filters and dryers • Condition monitoring devices • Engine air, fuel and oil filtration and systems • Hydraulic, lubrication and coolant filters	• Nitrogen, hydrogen and zero air generators • Process, chemical, water and microfiltration filters • Water desalinization and purification

Fluid Connectors Group: connectors which control, transmit and contain fluid, including:

• Connectors for low pressure fluid conveyance • Deep sea umbilicals • Diagnostic equipment • Hose couplings • Industrial hose • Mooring systems and power cables	• PTFE hose and tubing • Quick couplings • Check valves • Rubber and thermoplastic hose • High pressure tube fittings and adapters • Low pressure tubing and fittings • Piping systems

Hydraulics Group: hydraulic components and systems for builders and users of industrial and mobile machinery and equipment, including:

• Accumulators • Cartridge valves • Human machine interfaces • Hydraulic transmissions • Hydraulic cylinders • Hydraulic motors and pumps • Hydraulic systems	• Hydraulic valves and controls • Hydrostatic steering units • Integrated hydraulic circuits • Power take-off equipment • Power units • Rotary actuators • Sensors

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

Industrial Segment products include standard products, as well as custom products which are engineered and produced to original equipment manufacturers’ specifications for application to particular end products. Both standard and custom products are also used in the replacement of original products. Industrial Segment products are marketed primarily through field sales employees and approximately 11,400 independent distributor locations throughout the world.

Aerospace Segment. The principal products of the Company’s Aerospace Segment include flight control, hydraulic, fuel, fluid conveyance, and engine systems and components used on commercial and military airframe and engine programs.

The Aerospace Segment offers primary and secondary flight control systems and components, including: hydraulic, electrohydraulic, electric backup hydraulic, electrohydrostatic, and electro-mechanical components used for precise control of aircraft rudders, elevators, ailerons and other aerodynamic control surfaces.

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

The Aerospace Segment also offers complete fuel systems and components, including:

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

The Aerospace Segment also offers fluid conveyance systems and components, including:

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

Aerospace Segment products are marketed by the Company’s regional sales organizations and are sold directly to original equipment manufacturers and end users throughout the world.

Climate & Industrial Controls Segment. The principal products of the Company’s Climate & Industrial Controls Segment consist of systems and components for use primarily in the mobile and stationary refrigeration and air conditioning industry, and systems and components for use in fluid control applications in a wide variety of industries, including processing, fuel dispensing, beverage dispensing and mobile emissions. These products include:

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

Competition

The Company’s business operates in highly competitive markets and industries. The Company offers its products over numerous, varied markets through its 142 divisions operating in 47 countries and consequently has hundreds of competitors when viewed across its various markets and product offerings. The Company’s competitors include U.S. and non-U.S. companies. These competitors and the degree of competition vary widely by product lines, end markets, geographic scope and/or geographic locations. Although each of the Company’s segments has numerous competitors, given the Company’s market and product breadth, no single competitor competes with the Company with respect to all products manufactured and sold by the Company.

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

In the Aerospace Segment, the Company has developed alliances with key customers based on the Company’s advanced technological and engineering capabilities, superior performance in quality, delivery, and service, and price competitiveness, which has enabled the Company to obtain significant original equipment business on new aircraft programs for its systems and components and to thereby obtain the follow-on repair and replacement business for these programs. Although the Company believes that it is one of the market leaders in most of the major markets for its most significant Aerospace Segment products, the Company’s primary global competitors for the most significant Aerospace Segment products include Honeywell Inc., Goodrich Corporation, Hamilton Sundstrand (a subsidiary of United Technologies Corp.), GE Aviation (formerly Smiths Aerospace), Eaton Corporation, Moog Inc., Woodward Governor Company and Zodiac Aerospace SA.

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

The Company believes that its platform utilizing nine core technologies which include aerospace, electromechanical, filtration, fluid handling, hydraulics, pneumatics, process control, refrigeration, and sealing and shielding is a positive factor in its ability to compete effectively with both large and small competitors. For each of its segments, the Company believes that the following factors also contribute to its ability to compete effectively:

•	decentralized operating structure that allows each division to focus on its customers and respond quickly at the local level;

•	systems solution capabilities that use the Company’s core technologies from a variety of its segments;

•	global presence; and

•	a strong global distribution network.

Research and Product Development

The Company continually researches the feasibility of new products and services through its development laboratories and testing facilities in many of its worldwide manufacturing locations. Its research and product development staff includes chemists, physicists, and mechanical, chemical and electrical engineers.

Total research and development costs relating to the development of new products and services and the improvement of existing products and services amounted to $359.5 million in fiscal year 2011, $316.2 million in fiscal year 2010, and $338.9 million in fiscal year 2009. These amounts include costs incurred by the Company related to independent research and development initiatives as well as costs incurred in connection with research and development contracts. Costs incurred in connection with research and development contracts and included in the total research and development costs reported above for each of the respective fiscal years 2011, 2010 and 2009 were $61.3 million, $40.3 million, and $50.7 million, respectively.

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

Backlog and Seasonal Nature of Business

The Company’s backlog by business segment for the past two fiscal years, as set forth on pages 13-5 to 13-7 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference. The Company’s backlog was $3.8 billion at June 30, 2011 and was $3.1 billion at June 30, 2010. Approximately 86% of the Company’s backlog at June 30, 2011 is scheduled for delivery in the succeeding twelve months. The Company’s business is generally not seasonal in nature.

Environmental Regulation

Certain of the Company’s operations necessitate the use and handling of hazardous materials and, as a result, the Company is subject to United States federal, state, and local laws and regulations as well as non-U.S. laws and regulations designed to protect the environment and regulate the discharge of materials into the environment. These laws impose penalties, fines and other sanctions for non-compliance and liability for response costs, property damage and personal injury resulting from past and current spills, disposals or other releases of, or exposures to, hazardous materials. Among other environmental laws, the Company is subject to the United States federal “Superfund” law, under which the Company has been designated as a “potentially responsible party” and may be liable for cleanup costs associated with various waste sites, some of which are on the United States Environmental Protection Agency’s Superfund priority list.

As of June 30, 2011, the Company is involved in environmental remediation at various United States and non-U.S. manufacturing facilities presently or formerly operated by the Company and has been named as a “potentially responsible party,” along with other companies, at off-site waste disposal facilities and regional sites.

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

As of June 30, 2011, the Company had a reserve of $15.3 million for environmental matters which are probable and reasonably estimable. This reserve is recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

The Company’s estimated total liability for the above mentioned sites ranges from a minimum of $15.3 million to a maximum of $72.1 million. The largest range of the estimated total liability for any one site is approximately $6.1 million. The actual costs to be incurred by the Company will be dependent on final determination of contamination and required remedial action, negotiations with governmental authorities with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies, effectiveness of remedial technologies employed, the ability of the other responsible parties to pay, and any insurance or other third-party recoveries.

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

Steel, brass, copper, aluminum, nickel, rubber and thermoplastic materials and chemicals are the principal raw materials used by the Company. These materials are available from numerous sources in quantities sufficient to meet the requirements of the Company.

Employees

The Company employed approximately 58,400 persons as of June 30, 2011, of whom approximately 30,940 were employed by foreign subsidiaries.

Business Segment Information

The Company’s net sales, segment operating income and assets by business segment and net sales and long-lived assets by geographic area for the past three fiscal years, as set forth on pages 13-16 to 13-17 of Exhibit 13 to this Annual Report on Form 10-K, are incorporated into this section by reference.

Acquisitions

During fiscal year 2011, the Company completed three acquisitions as set forth on pages 13-23 to 13-24 of Exhibit 13 to this Annual Report on Form 10-K, which is incorporated into this section by reference.

ITEM 1A. Risk Factors.

The following “risk factors” identify what the Company believes to be all of the risks that could materially adversely affect the Company’s financial and/or operational performance. These risk factors should be considered and evaluated together with information incorporated by reference or otherwise included elsewhere in this Annual Report on Form 10-K. Additional risks not currently known to the Company or that the Company currently believes are immaterial also may impair the Company’s business, financial condition, results of operations and cash flows.

The Company may be subject to risks arising from uncertainty in worldwide economic conditions.

Uncertainty regarding global economic conditions and the rate of economic recovery may have an adverse effect on the business, results of operations and financial condition of the Company and its distributors, customers and suppliers, and on the general economic activity in many of the industries and markets in which the Company and its distributors, customers and suppliers operate. Among the economic factors which may have such an effect are manufacturing activity, air travel trends, currency exchange rates, difficulties entering new markets and general economic conditions such as inflation, deflation, interest rates and credit availability. These factors may, among other things, negatively impact the level of purchases, capital expenditures and creditworthiness of the Company and its distributors, customers and suppliers, and, therefore, the Company’s revenues, operating profits, margins and order rates.

The Company has remained focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company cannot predict changes in worldwide economic conditions, as such conditions are highly volatile and beyond the Company’s control. If these conditions deteriorate, however, the Company’s business, results of operations and financial condition could be materially adversely affected.

The Company may be subject to risks relating to its information technology systems.

The Company relies extensively on information technology systems to manage and operate its business. If these systems are damaged or cease to function properly and the Company suffers any resulting interruption in its ability to manage and operate its business, the Company’s results of operations and financial condition could be materially adversely affected.

The Company may be subject to product liability risks.

The Company’s businesses expose it to potential product liability risks that are inherent in the design, manufacture and sale of its products and the products of third-party vendors that the Company uses or resells. Significant product liability claims could have a material adverse effect on the Company’s financial condition, liquidity and results of operations. Although the Company currently maintains what it believes to be suitable and adequate product liability insurance, there can be no assurance that the Company will be able to maintain its insurance on acceptable terms or that its insurance will provide adequate protection against all potential liabilities.

The Company may be subject to risks arising from legal and regulatory proceedings.

From time to time, the Company is subject to litigation and other legal and regulatory proceedings relating to its business. Due to the inherent uncertainties of such proceedings, the Company cannot accurately predict their ultimate outcome, including the outcome of any related appeals. An unfavorable outcome could materially adversely impact the Company’s business, financial condition or results of operations.

The Company may be subject to risks relating to organizational changes.

The Company regularly executes organizational changes such as acquisitions, divestitures and realignments to support its growth and cost management strategies. The Company also commits significant resources to identify, develop and retain key employees to ensure uninterrupted leadership and direction. If the Company is unable to successfully manage these and other organizational changes, its results of operations and financial condition could be materially adversely affected.

The Company may be subject to risks relating to changes in the demand for and supply of its products.

Demand for and supply of the Company’s products may be adversely affected by numerous factors, some of which the Company cannot predict or control. Such factors include:

•

changes in business relationships with and purchases by or from major customers, suppliers or distributors, including delays or cancellations in shipments, disputes regarding contract terms or significant changes in financial condition, and changes in contract cost and revenue estimates for new development programs;

•	changes in product mix;

•	changes in the market acceptance of the Company’s products;

•	increased competition in the markets the Company serves;

•	declines in the general level of industrial production; or

•	declines in the availability, or increases in the prices, of raw materials.

If any of these factors occur, the demand for and supply of the Company’s products could suffer, which could materially adversely affect the Company’s results of operations.

The Company may be subject to risks arising from price and supply fluctuations in raw materials used in the Company’s production processes and by its suppliers of component parts.

The Company’s supply of raw materials for its businesses could be interrupted for a variety of reasons, including availability and pricing. Prices for raw materials necessary for production have fluctuated significantly in the past and significant increases could adversely affect the Company’s results of operations and profit margins. Although the Company generally attempts to manage these fluctuations by, among other things, passing along increased raw material prices to its customers in the form of price increases, there may be a time delay between the increased raw material prices and the Company’s ability to increase the price of its products, or the Company may be unable to increase the prices of its products due to pricing pressure, contract terms or other factors.

The Company’s suppliers of component parts may significantly and quickly increase their prices in response to increases in costs of raw materials that they use to manufacture the component parts. As a result, the Company may not be able to increase its prices commensurately with its increased costs. Consequently, the Company’s results of operations or financial condition could be materially adversely affected.

The Company may be subject to risks relating to acquisitions.

The Company expects to continue its strategy of identifying and acquiring businesses with complementary products and services that it believes will enhance its operations and profitability. However, there can be no assurance that the Company will be able to continue to find suitable businesses to purchase or that it will be able to acquire such businesses on acceptable terms. In addition, there is no assurance that the Company will be able to avoid acquiring or assuming unexpected liabilities, that the Company will be able to integrate successfully any businesses that it purchases into its existing business or that any acquired businesses will be profitable. The successful integration of new businesses depends on the Company’s ability to manage these new businesses and cut excess costs. If the Company is unable to avoid these risks, its results of operations and financial condition could be materially adversely affected.

The Company may be subject to risks arising from changes in the competitive environment in which it operates.

The Company’s operations are subject to competition from a wide variety of global, regional and local competitors, which could adversely affect the Company’s results of operations by creating downward pricing pressure and/or a decline in the Company’s margins or market shares. To compete successfully, the Company’s Industrial Segment and Climate & Industrial Controls Segment must excel in terms of product quality and innovation, customer service, manufacturing and distribution capability and price competitiveness and its Aerospace Segment must excel on the basis of technological and engineering capability, quality, delivery and service, and price competitiveness.

The Company may be subject to risks relating to its non-U.S. operations.

The Company’s net sales derived from customers outside the United States were approximately 46% in fiscal 2011, 45% in fiscal 2010 and 44% in fiscal 2009. In addition, many of the Company’s manufacturing operations and suppliers are located outside the United States. The Company expects net sales from non-U.S. markets to continue to represent a significant portion of its total net sales. The Company’s non-U.S. operations are subject to risks in addition to those facing its domestic operations, including:

•	fluctuations in currency exchange rates;

•	limitations on ownership and on repatriation of earnings;

•	transportation delays and interruptions;

•	political, social and economic instability and disruptions;

•	government embargoes or trade restrictions;

•	the imposition of duties and tariffs and other trade barriers;

•	import and export controls;

•	labor unrest and current and changing regulatory environments;

•	the potential for nationalization of enterprises;

•	difficulties in staffing and managing multi-national operations;

•	limitations on the Company’s ability to enforce legal rights and remedies;

•	potentially adverse tax consequences; and

•	difficulties in implementing restructuring actions on a timely basis.

If the Company is unable to successfully manage the risks associated with expanding its global business or adequately manage operational fluctuations internationally, the risks could have a material adverse effect on the Company’s business, results of operations or financial condition.

The Company may be subject to risks relating to changes in its tax rates or exposure to additional income tax liabilities.

The Company is subject to income taxes in the United States and various non-U.S. jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. The Company’s effective tax rate could be affected by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or changes in tax laws. The amount of income taxes paid is subject to ongoing audits by United States federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company’s tax liabilities, which could have a material adverse effect on the Company’s results of operations.

The Obama administration has proposed legislation that would change how U.S. multinational corporations are taxed on their non-U.S. income. If such legislation is enacted, the Company’s effective tax rate and, in turn, the Company’s profitability, could be materially impacted.

The Company may be subject to risks relating to the development of new products and technologies.

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

The Company may be subject to risks relating to the preservation of its intellectual property.

Protecting the Company’s intellectual property is critical to its innovation efforts. The Company owns a number of patents, trademarks and licenses related to its products and has exclusive and non-exclusive rights under patents owned by others. The Company’s intellectual property may be challenged or infringed upon by third parties or the Company may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. In addition, the global nature of the Company’s business could present increased risks that the Company’s intellectual property will be subject to infringement or other unauthorized use outside of the United States. In such cases, the Company’s ability to protect its intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as the United States. Unauthorized use of the Company’s intellectual property rights or inability to preserve existing intellectual property rights could adversely impact the Company’s competitive position and results of operations.

The Company may be subject to risks arising from the impact of environmental regulations.

The Company’s operations necessitate the use and handling of hazardous materials and, as a result, it is subject to various United States federal, state and local laws and regulations, as well as non-U.S. laws, designed to protect the environment and to regulate the discharge of materials into the environment. These laws impose penalties, fines and other sanctions for non-compliance and liability for response costs, property damages and personal injury resulting from past and current spills, disposals or other releases of, or the exposure to, hazardous materials. Among other laws, the Company is subject to the United States federal “Superfund” law, under which it has been designated as a “potentially responsible party” and may be liable for clean-up costs associated with various waste sites, some of which are on the United States Environmental Protection Agency’s Superfund priority list. The Company could incur substantial costs as a result of non-compliance with or liability for cleanup or other costs or damages under environmental laws, including the Superfund law.

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

The Company may be subject to risks relating to increasing costs of certain employee and retiree benefits.

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

The Company may be subject to risks arising from regulations applicable to companies doing business with the United States government.

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

ITEM 1B. Unresolved Staff Comments. None.

ITEM 1C. Executive Officers of the Registrant.

The Company’s Executive Officers are as follows:

Name	Position	Officer Since(1)	Age as of 8/15/2011
Donald E. Washkewicz	Chairman of the Board, Chief Executive Officer and President	1997	61

Jon P. Marten	Executive Vice President – Finance & Administration and Chief Financial Officer	2008	55

Lee C. Banks	Executive Vice President and Operating Officer	2001	48

Robert P. Barker	Executive Vice President, Operating Officer and President – Aerospace Group	2003	61

Daniel S. Serbin	Executive Vice President – Human Resources	2005	57

Name	Position	Officer Since(1)	Age as of 8/15/2011
Thomas L. Williams	Executive Vice President and Operating Officer	2005	52

Robert W. Bond	Vice President and President – Fluid Connectors Group	2000	53

Yoon “Michael” Chung	Vice President and President – Asia Pacific Group	2008	48

Jeffery A. Cullman	Vice President and President – Hydraulics Group	2006	56

John G. Dedinsky, Jr.	Vice President – Global Supply Chain and Procurement	2006	54

William G. Eline	Vice President – Chief Information Officer	2002	55

John R. Greco	Vice President and President – Instrumentation Group	2006	57

Thomas F. Healy	Vice President and President – Climate & Industrial Controls Group	2006	51

William R. Hoelting	Vice President – Tax	2007	54

Pamela J. Huggins	Vice President and Treasurer	2003	57

Kurt A. Keller	Vice President and President – Seal Group	2009	53

A. Ricardo Machado	Vice President and President – Latin America Group	2006	63

M. Craig Maxwell	Vice President – Technology and Innovation	2003	53

Thomas A. Piraino, Jr.	Vice President, General Counsel and Secretary	1998	62

Peter Popoff	Vice President and President – Filtration Group	2008	59

Charly Saulnier	Vice President and President – Europe, Middle East and Africa Group	2008	63

Roger S. Sherrard	Vice President and President – Automation Group	2003	45

Catherine A. Suever	Vice President and Controller	2010	52

(1)	Officers of the Company are elected by the Board of Directors to serve for a term of one-year or until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Bond, Dedinsky, Eline, Machado, Maxwell, Piraino, and Sherrard and Ms. Huggins have served in the executive capacities indicated above opposite their respective names during each of the past five years.

Mr. Washkewicz has served as a Director of the Company since 2000. Mr. Washkewicz has been Chairman of the Board of Directors since October 2004, Chief Executive Officer since July 2001, and President since January 2007.

Mr. Marten has been Executive Vice President – Finance & Administration and Chief Financial Officer since November 2010. He was Vice President and Controller from August 2008 to December 2010; Assistant Controller from July 2007 to August 2008 and Vice President and Controller of the Aerospace Group from October 2004 to July 2007.

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

Mr. Serbin has been Executive Vice President – Human Resources since January 2011. He was Vice President – Human Resources from May 2005 to January 2011.

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

Mr. Greco has been a Vice President and President of the Instrumentation Group since October 2006. He was Vice President and General Manager of the Global Parflex Division from August 2005 to October 2006.

Mr. Healy has been a Vice President since April 2006 and has been President of the Climate & Industrial Controls Group since July 2006.

Mr. Hoelting has been Vice President – Tax since February 2007. He was Vice President – Taxation from January 1998 to February 2007.

Mr. Keller has been Vice President and President of the Seal Group since August 2009. He was Vice President of Operations of the Seal Group from July 2005 to August 2009.

Mr. Popoff has been a Vice President and President of the Filtration Group since February 2008. He was Vice President – Operations of the Filtration Group from April 2006 to February 2008.

Mr. Saulnier has been Vice President and President of the Europe, Middle East and Africa Group since September 2008. He was President of Sales Companies – Europe, Middle East and Africa from January 2008 to September 2008 and Vice President – Operations of Sales Companies South from July 2001 to January 2008.

Ms. Suever has been Vice President and Controller since December 2010. She was Vice President and Controller of the Climate & Industrial Controls Group from November 2008 to December 2010; Assistant Treasurer from July 2007 to November 2008; and Director of Finance and Investor Relations Support from May 2006 to July 2007.

ITEM 2. Properties. The Company’s corporate headquarters is located in Cleveland, Ohio, and at June 30, 2011, the Company had 311 manufacturing plants and 287 distribution centers and sales and administrative offices throughout the world, none of which were individually material to its operations. The facilities are situated in 39 states within the United States and in 46 other countries. The Company owns the majority of its manufacturing plants and distribution centers, and its leased properties primarily consist of sales and administrative offices. The number of facilities used by each of the Company’s operating segments is summarized by type and geographic location in the tables below:

	Type of Facility
	Manufacturing Plants	Distribution Centers	Sales and Administrative Offices
Industrial	259	96	139
Aerospace	24	2	12
Climate & Industrial Controls	28	4	34
Total	311	102	185

	Geographic Location
	North America	Europe	Asia-Pacific	Latin America
Industrial	215	161	91	27
Aerospace	29	4	4	1
Climate & Industrial Controls	54	7	4	1
Total	298	172	99	29

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

Brazilian competition authorities commenced their investigations on November 14, 2007. Parker ITR filed a procedural defense in January 2008. The Brazilian authorities appear to be investigating the period from 1999 through May 2007. In June 2011, the Brazilian competition authorities issued a report and Parker ITR filed a response to that report. The potential outcome of the investigation in Brazil is uncertain and will depend on the resolution of numerous issues not known at this stage of the investigation.

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

ITEM 4. (Removed and Reserved).

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market for the Registrant’s Common Equity. The Company’s common stock is listed for trading on the New York Stock Exchange. Information regarding stock price and dividend information with respect to the Company’s common stock, as set forth on page 13-43 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference. As of July 29, 2011, the number of shareholders of record of the Company was 4,333.

(b)	Use of Proceeds. Not Applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 through April 30, 2011	66,300	$95.04	66,300	8,446,519
May 1, 2011 through May 31, 2011	1,552,672	$86.52	1,552,672	6,893,847
June 1, 2011 through June 30, 2011	5,680,451	$87.33	5,680,451	1,213,396
Total:	7,299,423	$87.23	7,299,423	1,213,396

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3.0 million shares of its common stock. From time to time, the Board of Directors has adjusted the number of shares authorized for repurchase under this program. On January 28, 2009, the Finance Committee of the Board of Directors of the Company approved an increase in the number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was equal to 10.0 million. Subject to this overall limitation, each fiscal year the Company is authorized to repurchase an amount of common shares equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. There is no expiration date for this program.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk. The information set forth on page 13-11 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

ITEM 8. Financial Statements and Supplementary Data. The information set forth on pages 13-15 to 13-43 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

ITEM 9A. Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of fiscal year 2011, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting set forth on page 13-44 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference. The Report of Independent Registered Public Accounting Firm set forth on page 13-45 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information. None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance. Information required with respect to the Directors of the Company is set forth under the caption “Item I – Election of Directors” in the definitive Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders to be held October 26, 2011 (the “2011 Proxy Statement”) and is incorporated herein by reference. Information with respect to the executive officers of the Company is included in Part I, Item 1C hereof under the caption “Executive Officers of the Registrant”.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement is incorporated herein by reference.

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

The information set forth under the captions “The Audit Committee” and “Report of the Audit Committee” in the 2011 Proxy Statement is incorporated herein by reference.

ITEM 11. Executive Compensation. The information set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Tables” in the 2011 Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information set forth under the caption “Principal Shareholders” in the 2011 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information. The following table sets forth certain information regarding the Company’s equity compensation plans as of June 30, 2011, unless otherwise indicated.

	Column (a)		Column (b)	Column (c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	15,075,452	(1)	$52.71	8,880,837	(2)
Equity compensation plans not approved by security holders(3)	26,253		$41.57	0
Total	15,101,705		$52.79	8,880,837

(1)

Includes 243,266 shares, which consists of the actual payouts of restricted stock under the FY2009-10-11 LTIP Awards (which payout was made after June 30, 2011) and the maximum future payouts of common stock that may be issued under the FY2010-11-12, CY2010-11-12 and CY2011-12-13 LTIP Awards. For the FY2010-11-12 and CY2010-11-12 LTIP Awards, payouts will be determined by comparing our results during the three-year performance period to the performance of a group of our peers during their three most recent fiscal years for the following weighted performance measures: (a) revenue growth (20% weight); (b) growth in fully-diluted earnings per share from continuing operations (40% weight); and (c) average return on invested capital from continuing operations (40% weight). For the CY2011-12-13 LTIP Awards, payouts will be determined based on the Company achieving an average return on average equity of 4% or an average free cash flow margin of 4%. If these performance measures are achieved, the participants will be eligible to receive the maximum payout of 200%. The Human Resources and Compensation Committee will then compare the Company’s performance to that of a group of our peers and, if appropriate, apply its discretion to reduce the final payouts based on any performance measures that the Committee determines to be appropriate. Also includes 62,166 phantom shares held in an account pursuant to the Stock Option Deferral Plan (which plan has not been approved by shareholders). The phantom shares resulted from exercises of stock options granted under the 1990

Employees Stock Option Plan, which was approved by the shareholders. No further deferral elections may be made under the Stock Option Deferral Plan.
(2)	The maximum number of shares of our common stock that may be issued under the 2009 Omnibus Stock Incentive Plan is 5.5 million. The maximum number of securities that may be issued under the 2003 Stock Incentive Plan is equal to the sum of (i) 13.5 million; plus (ii) the amount of any shares that are not delivered to an employee by reason of (A) the expiration, termination, cancellation or forfeiture of an award under the 1993 Stock Incentive Program; and (B) the tendering or withholding of shares to satisfy all or a portion of the exercise price or tax withholding obligations relating to shares issued or distributed under an award under the 1993 Stock Incentive Program. The maximum number of shares that may be issued under the 2003 Stock Incentive Plan as restricted stock is limited to 7.5 million shares. The maximum number of shares that may be issued under the 2004 Non-Employee Directors’ Stock Incentive Plan is 375,000. The maximum number of shares that may be issued under the Non-Employee Directors’ Stock Plan, as amended and restated, is 345,000, all of which are granted as common stock, subject to such conditions or restrictions as the Human Resources and Compensation Committee may determine.
(3)	The 1996 Non-Employee Directors Stock Option Plan provides for the issuance of up to 562,500 shares of our common stock pursuant to stock options granted to our Directors who are not current or retired employees. Each option was granted at an exercise price equal to 100% of the fair market value of our common stock on the date the options were granted. Grants have a ten-year term and vest 50% following one year of continued service and the remaining 50% following the second year of continued service from the date granted. No further options will be granted under the 1996 Non-Employee Directors Stock Option Plan

ITEM 13. Certain Relationships and Related Transactions, and Director Independence. The information set forth under the captions “Certain Relationships and Related Transactions”, “Review and Approval of Transactions with Related Persons”, and “Director Independence” in the 2011 Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services. The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2011 Proxy Statement is incorporated herein by reference.

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

PARKER-HANNIFIN CORPORATION

By:	/s/ Jon P. Marten
Jon P. Marten
Executive Vice President - Finance &
Administration and Chief Financial Officer

August 26, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title

DONALD E. WASHKEWICZ, Chairman of the Board of Directors and Principal Executive Officer; CATHERINE A. SUEVER, Principal Accounting Officer; ROBERT G. BOHN, Director; LINDA S. HARTY, Director; WILLIAM E. KASSLING, Director; ROBERT J. KOHLHEPP, Director; KLAUS-PETER MÜLLER, Director; CANDY M. OBOURN, Director; JOSEPH M. SCAMINACE, Director; WOLFGANG R. SCHMITT, Director; ÅKE SVENSSON, Director; MARKOS I. TAMBAKERAS, Director; and JAMES L. WAINSCOTT, Director.

Date: August 26, 2011

/s/ Jon P. Marten
Jon P. Marten, Executive Vice President – Finance & Administration and Chief Financial Officer (Principal Financial Officer and Attorney-in-Fact)

PARKER-HANNIFIN CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Reference
	Form 10-K Annual Report (Page)	Excerpt from Exhibit 13 (Page)
Data incorporated by reference from Exhibit 13:

Management’s Report on Internal Control over Financial Reporting	—	13 - 44

Report of Independent Registered Public Accounting Firm	—	13 - 45

Consolidated Statement of Income for the years ended June 30, 2011, 2010 and 2009	—	13 - 15

Consolidated Balance Sheet at June 30, 2011 and 2010	—	13 - 18

Consolidated Statement of Cash Flows for the years ended June 30, 2011, 2010 and 2009	—	13 - 19

Consolidated Statement of Equity for the years ended June 30, 2011, 2010 and 2009	—	13 - 20

Notes to Consolidated Financial Statements	—	13 - 21 to 13 - 43

Schedule:

II - Valuation and Qualifying Accounts	F-2	—

Individual financial statements and related applicable schedules for the Registrant (separately) have been omitted because the Registrant is primarily an operating company and its subsidiaries are considered to be wholly-owned.

F-1

PARKER-HANNIFIN CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2009, 2010 and 2011

(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning Of Period	Additions Charged to Costs and Expenses	Other (Deductions)/ Additions (A)	Balance At End Of Period
Allowance for doubtful accounts:
Year ended June 30, 2009	$16,843	$9,157	$(6,185)	$19,815
Year ended June 30, 2010	$19,815	$1,871	$(6,985)	$14,701
Year ended June 30, 2011	$14,701	$7,520	$(11,749)	$10,472
Deferred tax asset valuation allowance:
Year ended June 30, 2009	$78,631	$34,122	$130	$112,883
Year ended June 30, 2010	$112,883	$22,970	$(43,054)	$92,799
Year ended June 30, 2011	$92,799	$102,472	$(2,367)	$192,904

(A)	For allowance for doubtful accounts, net balance of deductions due to uncollectible accounts charged off and additions due to acquisitions or recoveries. For deferred tax asset valuation allowance, primarily represents adjustments due to acquisitions and net operating losses.

F-2

Exhibit Index

Exhibit No.	Description of Exhibit
Articles of Incorporation and By-Laws:

(3)(a)	Amended Articles of Incorporation incorporated by reference to Exhibit 3 to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-4982).

(3)(b)	Code of Regulations, as amended, incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2007 (Commission File No. 1-4982).

Instruments Defining Rights of Security Holders:

(4)(a)	Shareholder Protection Rights Agreement, dated as of February 8, 2007, between the Registrant and Wells Fargo Bank, N.A. (as successor to National City Bank), as Rights Agent, incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A filed on February 8, 2007 (Commission File No. 1-4982).

First Amendment to Shareholder Protection Rights Agreement, dated as of July 6, 2009, between the Registrant and Wells Fargo Bank, N.A. (as successor to National City Bank), as Rights Agent, incorporated by reference to Exhibit 4(a) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2009 (Commission File No. 1-4982).

The Registrant is a party to other instruments, copies of which will be furnished to the Commission upon request, defining the rights of holders of its long-term debt identified in Note 9 of the Notes to Consolidated Financial Statements on pages 13-29 to 13-30 of Exhibit 13 hereto, which Note is incorporated herein by reference.

Material Contracts:

(10)(a)	Form of Parker-Hannifin Corporation Amended and Restated Change in Control Severance Agreement entered into by the Registrant and executive officers incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(b)	Parker-Hannifin Corporation Amended and Restated Change in Control Severance Plan incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(c)	Form of Indemnification Agreement entered into by the Registrant and its directors and executive officers incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission File No. 1-4982).

(10)(d)	Description of the Parker-Hannifin Corporation Officer Life Insurance Plan incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 1-4982).

(10)(e)	Parker-Hannifin Corporation Amended and Restated Supplemental Executive Retirement Benefits Program incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No. 1-4982).

(10)(f)	Amendment to Parker-Hannifin Corporation Amended and Restated Supplemental Executive Retirement Benefits Program, effective April 15, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on April 21, 2010 (Commission File No. 1-4982).

(10)(g)	Amendment to Parker-Hannifin Corporation Amended and Restated Supplemental Executive Retirement Benefits Program, effective January 27, 2011, incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2011 (Commission File No. 1-4982).

(10)(h)	Form of Notice of Change to Long Term Disability Benefit and Tax Election Form for certain executive officers incorporated by reference to Exhibit 10(j) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2007 (Commission File No. 1-4982).

(10)(i)	Parker-Hannifin Corporation Amended and Restated 1993 Stock Incentive Program incorporated by reference to Exhibit 10(i) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2009 (Commission File No. 1-4982).

(10)(j)	Parker-Hannifin Corporation Amended and Restated 2003 Stock Incentive Plan incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).

(10)(k)	Parker-Hannifin Corporation Amended and Restated 2009 Omnibus Stock Incentive Plan incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).

(10)(l)	Parker-Hannifin Corporation Amended and Restated 2005 Performance Bonus Plan incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010(Commission File No. 1-4982).

(10)(m)	Parker-Hannifin Corporation 2010 Performance Bonus Plan incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed with the Commission on September 27, 2010 (Commission File No. 1-4982).

(10)(n)	Form of 2007 Notice of Grant of Stock Options with Tandem Stock Appreciation Rights for executive officers incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).

(10)(o)	Form of 2008 Notice of Grant of Stock Options with Tandem Stock Appreciation Rights for executive officers incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K/A filed with the Commission on September 5, 2007 (Commission File No. 1-4982).

(10)(p)	Form of 2009 Notice of Stock Options Award with Tandem Stock Appreciation Rights for executive officers incorporated by reference to Exhibit 10(d) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(q)	Form of 2010 Notice of Stock Options with Tandem Stock Appreciation Rights for executive officers incorporated by reference to Exhibit 10(d) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No. 1-4982).

(10)(r)	Form of Parker-Hannifin Corporation Stock Appreciation Rights Award Agreement for executive officers incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 17, 2010 (Commission File No. 1-4982).

(10)(s)	Parker-Hannifin Corporation Stock Appreciation Rights Terms and Conditions for executive officers incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on August 17, 2010 (Commission File No. 1-4982).

(10)(t)	Form of Notice of FY10 Target Incentive Bonus Award incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2009 (Commission File No. 1-4982).

(10)(u)	Form of Notice of FY10 Target Incentive Bonus Award Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2009 (Commission File No. 1-4982).

(10)(v)	Parker-Hannifin Corporation Target Incentive Plan incorporated by reference to Exhibit 10(d) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).

(10)(w)	Parker-Hannifin Corporation Target Incentive Plan Subject to Performance Bonus Plan incorporated by reference to Exhibit 10(e) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).

(10)(x)	Form of 2008-09-10 Long Term Incentive Award Letter Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K/A filed with the Commission on September 5, 2007 (Commission File No. 1-4982).

(10)(y)	Form of Notice of 2009-10-11 Long Term Incentive Award Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(f) to the

Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(z)	Form of Notice of FY2010-11-12 Long Term Incentive Performance Award Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2009 (Commission File No. 1-4982).

(10)(aa)	Form of Notice of CY2010-11-12 Long Term Incentive Performance Award Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(w) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2010 (Commission File No. 1-4982).

(10)(bb)	Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on February 1, 2011 (Commission File No. 1-4982).

(10)(cc)	Form of Parker-Hannifin Corporation Long-Term Incentive Performance Award Under the Performance Bonus Plan incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on February 1, 2011 (Commission File No. 1-4982).

(10)(dd)	Terms and Conditions of Restricted Stock Issued as a Payout Under the LTI Plan incorporated by reference to Exhibit 10(i) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).

(10)(ee)	Form of Notice of RONA Bonus Award Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No. 1-4982).

(10)(ff)	Parker-Hannifin Corporation RONA Plan Subject to Performance Bonus Plan incorporated by reference to Exhibit 10(f) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).

(10)(gg)	Parker-Hannifin Corporation Summary of RONA Bonus Awards in Lieu of Certain Executive Perquisites incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(hh)	Parker-Hannifin Corporation Amended and Restated Savings Restoration Plan incorporated by reference to Exhibit 10(i) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(ii)	Parker-Hannifin Corporation Amended and Restated Pension Restoration Plan incorporated by reference to Exhibit 10(j) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(jj)	Amendment to Parker-Hannifin Corporation Amended and Restated Pension Restoration Plan, effective January 1, 2010, incorporated by reference to Exhibit 10(bb) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2010 (Commission File No. 1-4982).

(10)(kk)	Amendment to Parker-Hannifin Corporation Amended and Restated Pension Restoration Plan, effective January 27, 2011, incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2011 (Commission File No. 1-4982).

(10)(ll)	Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan incorporated by reference to Exhibit 10(k) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(mm)	Parker-Hannifin Corporation Volume Incentive Plan incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on August 18, 2009 (Commission File No. 1-4982).

(10)(nn)	Parker-Hannifin Corporation Claw-back Policy incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 18, 2009 (Commission File No. 1-4982).

(10)(oo)	Amended and Restated Parker-Hannifin Corporation Non-Employee Directors’ Stock Plan incorporated by reference to Exhibit 10(x) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).

(10)(pp)	Parker-Hannifin Corporation Non-Employee Directors Stock Option Plan incorporated by reference to Exhibit 10(w) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

(10)(qq)	Parker-Hannifin Corporation Amended and Restated 2004 Non-Employee Directors’ Stock Incentive Plan incorporated by reference to Exhibit 10(aa) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2009 (Commission File No. 1-4982).

(10)(rr)	Form of 2008 Notice of Issuance of Restricted Stock for Non-Employee Directors incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-4982).

(10)(ss)	Form of 2009 Notice of Issuance of Restricted Stock for Non-Employee Directors incorporated by reference to Exhibit 10(l) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(tt)	Form of 2010 Notice of Issuance of Restricted Stock for Non-Employee Directors incorporated by reference to Exhibit 10(i) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No. 1-4982).

(10)(uu)	Parker-Hannifin Corporation Non-Employee Directors’ Restricted Stock Award Agreement incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2010 (Commission File No. 1-4982).

(10)(vv)	Parker-Hannifin Corporation Non-Employee Directors’ Restricted Stock Terms and Conditions incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2010 (Commission File No. 1-4982).

(10)(ww)	Amended and Restated Deferred Compensation Plan for Directors of Parker-Hannifin Corporation incorporated by reference to Exhibit 10(m) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(xx)	Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 1, 2008, incorporated by reference to Exhibit 10(n) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(yy)	Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 1, 2010, incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2010 (Commission File No. 1-4982).

(11)	Computation of Common Shares Outstanding and Earnings Per Share is incorporated by reference to Note 5 of the Notes to Consolidated Financial Statements on page 13-27 of Exhibit 13 hereto.*

(12)	Computation of Ratio of Earnings to Fixed Charges as of June 30, 2011.*

(13)	Excerpts from Annual Report to Shareholders for the fiscal year ended June 30, 2011 which are incorporated herein by reference thereto.*

(21)	List of subsidiaries of the Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)	Power of Attorney.*

(31)(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(31)(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended June 30, 2011, 2010 and 2009, (ii) Consolidated Balance Sheet at June 30, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the years ended June 30, 2011, 2010 and 2009, (iv) Consolidated Statement of Equity for the years ended June 30, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements for the year ended June 30, 2011.

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