Form 10-Q
period 2011-09-30
PARKER HANNIFIN CORP
filed 2011-11-09
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of Common Shares outstanding at September 30, 2011            151,080,156

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Net sales	$3,233,881	$2,829,273
Cost of sales	2,414,442	2,137,874

Gross profit	819,439	691,399
Selling, general and administrative expenses	386,466	333,584
Interest expense	23,221	24,633
Other (income), net	(1,833)	(3,182)

Income before income taxes	411,585	336,364
Income taxes	113,427	87,334

Net income	298,158	249,030
Less: Noncontrolling interest in subsidiaries’ earnings	1,140	1,859

Net income attributable to common shareholders	$297,018	$247,171

Earnings per share attributable to common shareholders:
Basic	$1.95	$1.53
Diluted	$1.91	$1.51
Cash dividends per common share	$.37	$.27

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	(Unaudited) September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$424,354	$657,466
Accounts receivable, net	1,881,303	1,977,856
Inventories:
Finished products	590,870	584,683
Work in process	710,271	670,588
Raw materials	154,937	156,882

	1,456,078	1,412,153
Prepaid expenses	93,597	111,934
Deferred income taxes	144,002	145,847

Total current assets	3,999,334	4,305,256
Plant and equipment	4,803,969	4,944,735
Less accumulated depreciation	3,091,099	3,147,556

	1,712,870	1,797,179
Goodwill	2,904,201	3,009,116
Intangible assets, net	1,115,900	1,177,722
Investments and other assets	589,285	597,532

Total assets	$10,321,590	$10,886,805

LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$78,547	$75,271
Accounts payable, trade	1,120,339	1,173,851
Accrued payrolls and other compensation	334,795	467,043
Accrued domestic and foreign taxes	233,665	232,774
Other accrued liabilities	468,363	442,104

Total current liabilities	2,235,709	2,391,043

Long-term debt	1,668,600	1,691,086
Pensions and other postretirement benefits	845,576	862,938
Deferred income taxes	149,022	160,035
Other liabilities	309,195	293,367

Total liabilities	5,208,102	5,398,469
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at September 30 and June 30	90,523	90,523
Additional capital	605,333	668,332
Retained earnings	7,128,179	6,891,407
Accumulated other comprehensive (loss)	(723,525)	(450,990)
Treasury shares, at cost; 29,965,972 shares at September 30 and 25,955,619 at June 30	(2,083,246)	(1,815,418)

Total shareholders’ equity	5,017,264	5,383,854
Noncontrolling interests	96,224	104,482

Total equity	5,113,488	5,488,336

Total liabilities and equity	$10,321,590	$10,886,805

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$298,158	$249,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,094	57,738
Amortization	29,738	27,248
Share incentive plan compensation	27,898	29,242
Deferred income taxes	(4,094)	31,033
Foreign currency transaction (gain) loss	(300)	7,934
(Gain) on sale of plant and equipment	(1,479)	(209)

Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	31,735	(20,281)
Inventories	(92,648)	(68,538)
Prepaid expenses	15,163	10,764
Other assets	(19,974)	(7,243)
Accounts payable, trade	(22,845)	33,863
Accrued payrolls and other compensation	(117,105)	(68,653)
Accrued domestic and foreign taxes	8,088	13,099
Other accrued liabilities	34,928	8,843
Pensions and other postretirement benefits	24,196	(169,958)
Other liabilities	42,943	(11,032)

Net cash provided by operating activities	309,496	122,880

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less acquired cash of $5,899 in 2011 and $1 in 2010)	(87,299)	(8,129)
Capital expenditures	(43,989)	(52,690)
Proceeds from sale of plant and equipment	5,660	2,169
Other	181	(318)

Net cash (used in) investing activities	(125,447)	(58,968)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,051	3,585
(Payments for) common shares	(293,545)	(10,000)
Tax benefit from share incentive plan compensation	1,554	3,110
(Payments of) notes payable, net	(1)	(539)
Proceeds from long-term borrowings	34	294,551
(Payments of) long-term borrowings	(236)	(60)
Dividends	(63,004)	(43,648)

Net cash (used in) provided by financing activities	(354,147)	246,999
Effect of exchange rate changes on cash	(63,014)	37,399

Net (decrease) increase in cash and cash equivalents	(233,112)	348,310
Cash and cash equivalents at beginning of year	657,466	575,526

Cash and cash equivalents at end of period	$424,354	$923,836

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

	Three Months Ended September 30,
	2011	2010
Net sales
Industrial:
North America	$1,204,817	$1,064,915
International	1,289,115	1,092,981
Aerospace	497,492	436,680
Climate & Industrial Controls	242,457	234,697

Total	$3,233,881	$2,829,273

Segment operating income
Industrial:
North America	$223,227	$189,362
International	208,219	183,800
Aerospace	68,637	43,776
Climate & Industrial Controls	19,792	21,552

Total segment operating income	519,875	438,490
Corporate general and administrative expenses	58,016	33,354

Income before interest expense and other	461,859	405,136
Interest expense	23,221	24,633
Other expense	27,053	44,139

Income before income taxes	$411,585	$336,364

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1. Management representation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2011, the results of operations for the three months ended September 30, 2011 and 2010 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2011 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. No subsequent events occurred that required either adjustment to or disclosure in these financial statements.

2. New accounting pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance to improve consistency with fair value measurement and disclosure requirements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not anticipate its fair value measurements or disclosures will significantly change as a result of applying this new guidance.

In June 2011, the FASB issued new accounting guidance requiring an entity to present net income and other comprehensive income (OCI) in either a single continuous statement or in separate consecutive statements. The guidance does not change the items reported in OCI or when an item of OCI must be reclassified to net income. The guidance, which must be presented retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In September 2011, the FASB issued new accounting guidance related to testing goodwill for impairment. The new guidance allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether the entity should calculate the fair value of a reporting unit. It also expands the events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has not yet determined the effect, if any, that this new guidance will have on its goodwill impairment tests.

3. Product warranty

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of September 30, 2011 and June 30, 2011 is immaterial to the financial position of the Company and the change in the accrual for both the current-year quarter and prior-year quarter was immaterial to the Company’s results of operations and cash flows.

4. Earnings per share

The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011	2010
Numerator:
Net income attributable to common shareholders	$297,018	$247,171
Denominator:
Basic - weighted average common shares	152,439,026	161,272,536
Increase in weighted average from dilutive effect of stock-based awards	2,990,382	2,834,684

Diluted - weighted average common shares, assuming exercise of stock-based awards	155,429,408	164,107,220

Basic earnings per share	$1.95	$1.53
Diluted earnings per share	$1.91	$1.51

At September 30, 2011 and 2010, 435,146 and 4,566,836 common shares, respectively, subject to stock-based awards were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

5. Accounts receivable, net

The Accounts receivable, net caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2011	June 30, 2011
Accounts receivable, trade	$1,693,805	$1,780,137
Allowance for doubtful accounts	(9,623)	(10,472)
Non-trade accounts receivable	83,605	75,550
Notes receivable	113,516	132,641

Total	$1,881,303	$1,977,856

Accounts receivable are initially recorded at their net collectible amount and, where applicable, are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible.

6. Share repurchase program

The Company has a program to repurchase its common shares. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 7.5 million shares or five percent of the shares of common stock outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows and commercial paper borrowings, and the shares are initially held as treasury stock. The Company repurchased 4,354,822 shares of its common stock at an average price of $67.05 during the three-month period ended September 30, 2011 under this program.

7. Business realignment charges

During the first quarter of fiscal 2012, the Company recorded a $5.9 million charge for the costs to structure its businesses in light of current and anticipated customer demand. The charge primarily consists of severance costs related to plant closures as well as general work force reductions implemented by various operating units throughout the world. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The Industrial Segment recognized $5.7 million of the total charge primarily for severance costs related to approximately 170 employees and the Climate & Industrial Controls Segment recognized $0.2 million of the total charge primarily for severance costs related to approximately 5 employees. The charge is presented primarily in the cost of sales caption in the Consolidated Statement of Income for the three months ended September 30, 2011. As of September 30, 2011, $0.5 million of severance payments have been made with the majority of the remaining payments expected to be made by March 31, 2012.

During the first quarter of fiscal 2011, the Company recorded a $3.1 million charge for the costs to structure its businesses in light of current and anticipated customer demand. The charge primarily consisted of severance costs related to plant closures as well as general work force reductions implemented by various operating units throughout the world. The Company believes the realignment actions will positively impact future results of operations but will have no material effect on liquidity and sources and uses of capital. The Industrial Segment recognized $2.8 million of the total charge primarily for severance costs related to approximately 170 employees and the Aerospace Segment recognized $0.3 million of the total charge primarily for severance costs related to approximately 20 employees. The charge is presented primarily in the cost of sales caption in the Consolidated Statement of Income for the three months ended September 30, 2010. All required severance payments have been made.

Additional charges to be recognized in future periods related to specific actions discussed above are not expected to be material.

8. Equity

Changes in equity for the three months ended September 30, 2011 and September 30, 2010 are as follows (net of taxes amounts relate to Shareholders’ Equity):

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance June 30, 2011	$5,383,854	$104,482	$5,488,336
Net income	297,018	1,140	298,158
Other comprehensive (loss) income:
Foreign currency translation (net of taxes of $16,195)	(290,777)	1,502	(289,275)
Retirement benefits plan activity (net of taxes of $10,884)	18,190		18,190
Realized loss (net of taxes of $25)	51		51

Total comprehensive income	24,482	2,642	27,124
Dividends paid	(56,078)	(6,926)	(63,004)
Stock incentive plan activity	21,898		21,898
Shares purchased at cost	(291,972)		(291,972)
Acquisition activity	(64,920)	(3,974)	(68,894)

Balance September 30, 2011	$5,017,264	$96,224	$5,113,488

Balance June 30, 2010	$4,367,965	$91,435	$4,459,400
Net income	247,171	1,859	249,030
Other comprehensive income:
Foreign currency translation (net of taxes of $29,884)	279,400	4,338	283,738
Retirement benefits plan activity (net of taxes of $10,641)	18,218		18,218
Realized loss (net of taxes of $36)	59		59

Total comprehensive income	544,848	6,197	551,045
Dividends paid	(43,648)		(43,648)
Stock incentive plan activity	35,780		35,780
Shares purchased at cost	(10,000)		(10,000)

Balance September 30, 2010	$4,894,945	$97,632	$4,992,577

9. Goodwill and intangible assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2011 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance June 30, 2011	$2,595,989	$98,914	$314,213	$3,009,116
Acquisitions	1,458			1,458
Foreign currency translation	(101,663)	(28)	(4,682)	(106,373)

Balance September 30, 2011	$2,495,784	$98,886	$309,531	$2,904,201

Goodwill is tested for impairment on an annual basis, as of December 31, and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may not exceed its fair value. No such events or circumstances occurred during the three months ended September 30, 2011.

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2011		June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$119,299	$61,189	$124,015	$61,061
Trademarks	306,651	118,100	319,158	116,995
Customer lists and other	1,209,989	340,750	1,251,271	338,666

Total	$1,635,939	$520,039	$1,694,444	$516,722

Total intangible amortization expense for the three months ended September 30, 2011 was $28,845. The estimated amortization expense for the five years ending June 30, 2012 through 2016 is $98,970, $92,296, $88,684, $85,081 and $81,519, respectively.

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the three months ended September 30, 2011.

10. Retirement benefits

Net pension benefit cost recognized included the following components:

	Three Months Ended September 30,
	2011	2010
Service cost	$21,624	$21,870
Interest cost	45,916	43,271
Expected return on plan assets	(50,169)	(48,733)
Amortization of prior service cost	3,484	3,129
Amortization of net actuarial loss	25,414	25,798
Amortization of initial net (asset)	(15)	(14)

Net pension benefit cost	$46,254	$45,321

Net postretirement benefit cost recognized included the following components:

	Three Months Ended September 30,
	2011	2010
Service cost	$181	$139
Interest cost	881	982
Net amortization and deferral and other	129	(114)

Net postretirement benefit cost	$1,191	$1,007

11. Income taxes

As of September 30, 2011, the Company had gross unrecognized tax benefits of $134,684, including approximately $50,000 of additions for tax positions related to the current fiscal year. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $85,700. If recognized, a significant portion of the gross unrecognized tax benefits would be offset against an asset recorded in the Consolidated Balance Sheet. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $11,908.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for fiscal years through 2007. All significant state and local and foreign tax returns have been examined for fiscal years through 2001. The Company does not anticipate that the total amount of gross unrecognized tax benefits will significantly change due to the settlement of examinations and the expiration of statutes of limitation within the next twelve months.

12. Financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term investments, and accounts receivable as well as obligations under accounts payable, trade, notes payable and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, accounts receivable, accounts payable, trade and notes payable approximate fair value. The carrying value of long-term debt (excluding leases) was $1,746,797 and $1,765,892 at September 30, 2011 and June 30, 2011, respectively, and was estimated to have a fair value of $1,739,526 and $1,902,221 at September 30, 2011 and June 30, 2011, respectively. The fair value of long-term debt was estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

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

The following summarizes the location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet as of September 30, 2011 and June 30, 2011:

	Balance Sheet Caption	September 30, 2011	June 30, 2011
Net investment hedges
Cross-currency swap contracts	Other liabilities	$11,264	$36,582
Cash flow hedges
Costless collar contracts	Accounts receivable	8,830	638
Costless collar contracts	Other accrued liabilities	1,667	2,979
Forward exchange contracts	Other accrued liabilities	24,632

The cross-currency swap contracts have been designated as hedging instruments. The costless collar contracts and forward exchange contracts have not been designated as hedging instruments and are considered to be economic hedges of forecasted transactions.

12. Financial instruments, cont’d

Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income are as follows:

	Three Months Ended September 30,
	2011	2010
Costless collar contracts	$7,615	$(3,536)
Forward exchange contracts	(31,392)	15,803

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended September 30,
	2011	2010
Cross-currency swap contracts	$15,641	$(14,821)
Foreign denominated debt	11,378	(36,560)

There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor were any portion of these financial instruments excluded from the effectiveness testing, during the three months ending September 30, 2011 and 2010.

13. Fair value measurement

The fair value of financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2011 follows:

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives	$8,830	$	$8,830	$

Liabilities:
Derivatives	37,563		37,563

13. Fair value measurement, cont’d

The fair value of financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2011 follows:

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives	$638	$	$638	$

Liabilities:
Derivatives	39,561		39,561

Derivatives consists of costless collar and cross-currency swap contracts the fair value of which is calculated using market observable inputs including both spot and forward prices for the same underlying currencies. The fair value of the cross-currency swap contracts is calculated using a present value cash flow model that has been adjusted to reflect the credit risk of either the Company or the counterparty.

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2010

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

The Company’s order rates provide a near-term perspective of the Company’s outlook particularly when viewed in the context of prior and future order rates. The Company publishes its order rates on a quarterly basis. The lead time between the time an order is received and revenue is realized generally ranges from one day to 12 weeks for mobile and industrial orders and from one day to 18 months for aerospace orders. The Company believes the leading economic indicators of these markets that have a strong correlation to the Company’s future order rates are as follows:

•	Purchasing Managers Index (PMI) on manufacturing activity specific to regions around the world with respect to most mobile and industrial markets;

•	Global aircraft miles flown and global revenue passenger miles for commercial aerospace markets and U.S. Department of Defense spending for military aerospace markets; and

•	Housing starts with respect to the North American residential air conditioning market and certain mobile construction markets.

A PMI above 50 indicates that the manufacturing activity specific to a region around the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. The PMI at the end of September 2011 for the United States, the Eurozone countries and China was 51.6, 48.5 and 49.9, respectively. Since June 30, 2011, the PMI for the United States, the Eurozone countries and China have all declined from 55.3, 52.0 and 50.1, respectively.

Global aircraft miles flown have increased approximately six percent and global revenue passenger miles have increased approximately five percent from their comparable fiscal 2011 levels. The Company anticipates that U.S. Department of Defense spending with regards to appropriations, and operations and maintenance for the U.S. Government’s fiscal year 2012 will be about three percent higher than the comparable fiscal 2011 level.

Housing starts in September 2011 were approximately 10 percent higher than housing starts in September 2010 and were approximately 5 percent higher than housing starts in June 2011.

The Company has remained focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company continues to generate substantial cash flows from operations, has controlled capital spending and has proactively managed working capital. The Company has been able to borrow needed funds at affordable interest rates and has a debt to debt-shareholders’ equity ratio of 25.8 percent at September 30, 2011 compared to 24.7 percent at June 30, 2011.

The Company believes many opportunities for growth are available. The Company intends to focus primarily on business opportunities in the areas of energy, water, agriculture, environment, defense, life sciences, infrastructure and transportation.

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

During the first quarter of fiscal 2012, the Company completed two acquisitions. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.

The discussion below is structured to separately discuss the Consolidated Statement of Income, Results by Business Segment, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended September 30,
(in millions)	2011	2010
Net sales	$3,233.9	$2,829.3
Gross profit	$819.4	$691.4
Gross profit margin	25.3%	24.4%
Selling, general and administrative expenses	$386.5	$333.6
Selling general and administrative expenses, as a percent of sales	12.0%	11.8%
Interest expense	$23.2	$24.6
Other (income), net	$(1.8)	$(3.2)
Effective tax rate	27.6%	26.0%
Net income attributable to common shareholders	$297.0	$247.2

Net sales for the first quarter of fiscal 2012 increased 14.3 percent over the prior-year first quarter reflecting higher volume experienced in all Segments, with the largest increase in net sales occurring in the Industrial Segment. Acquisitions made in the last 12 months contributed approximately $22 million in sales in the first quarter of fiscal 2012. The effect of currency rate changes increased net sales by approximately $86 million in the first quarter of fiscal 2012.

Gross profit margin increased primarily due to the higher sales volume as well as manufacturing efficiencies.

Selling, general and administrative expenses increased primarily due to the higher sales volume as well as higher expenses associated with the Company’s deferred compensation programs.

Interest expense for the current-year quarter decreased 5.7 percent from the prior-year first quarter primarily due to lower average debt outstanding in the current-year quarter.

Effective tax rate for the current-year quarter was higher than the prior-year quarter primarily due to discrete tax items in the prior-year quarter having a more favorable impact on the tax rate than those recorded in the current-year quarter. Discrete tax items primarily relate to the settlement of tax audits. The Company expects the effective tax rate for fiscal 2012 to be approximately 28 percent.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three months ended September 30,
(in millions)	2011	2010
Net sales
North America	$1,204.8	$1,064.9
International	1,289.1	1,093.0
Operating income
North America	223.2	189.4
International	$208.2	$183.8
Operating income, as a percent of sales
North America	18.5%	17.8%
International	16.2%	16.8%
Backlog	$1,851.5	$1,596.9

The Industrial Segment operations experienced the following percentage changes in net sales in the current-year compared to the equivalent prior-year period:

Three months ended September 30, 2011
Industrial North America – as reported	13.1%
Acquisitions	1.1%
Currency	0.4%

Industrial North America – without acquisitions and currency	11.6%

Industrial International – as reported	17.9%
Acquisitions	0.9%
Currency	7.0%

Industrial International – without acquisitions and currency	10.0%

Total Industrial Segment – as reported	15.6%
Acquisitions	1.0%
Currency	3.7%

Total Industrial Segment – without acquisitions and currency	10.9%

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

Excluding the effects of acquisitions and currency exchange rates, the increase in Industrial North American sales reflects higher demand experienced from distributors and end-users in virtually all markets, particularly in the construction equipment, heavy-duty truck, mining, farm and agriculture equipment and machine tool markets. A decrease in demand in the semiconductor market partially offset the sales increase. The increase in Industrial International sales is primarily attributed to higher end-user demand experienced across most markets, with the largest increase in volume occurring in Europe and in the Asia-Pacific region.

The increase in both Industrial North American and Industrial International operating margin is primarily due to the higher sales volume and manufacturing efficiencies.

Included in Industrial North American operating income are business realignment charges of $0.5 million and $2.3 million in the current-year quarter and prior-year quarter, respectively. Included in Industrial International operating income are business realignment charges of $5.2 million and $0.5 million in the current-year quarter and prior-year quarter, respectively. The business realignment expenses consist primarily of severance costs resulting from plant closures as well as general reductions in the work force. The Company does not anticipate that cost savings realized from the work force reductions taken in the Industrial Segment during the first quarter of fiscal 2012 will have a material impact on future operating margins. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Industrial Segment. Such actions may include the necessity to record additional business realignment charges in fiscal 2012, the timing and amount of which have not been finalized at this time.

The increase in backlog from the prior-year quarter is primarily due to higher order rates in both the Industrial North American and Industrial International businesses with the largest portion of the increase occurring in the Industrial North American businesses. The slight decline in backlog from the June 30, 2011 amount of $1,907.0 million is primarily due to lower order rates in the Industrial International businesses. The Company anticipates Industrial North American sales for fiscal 2012 will increase between 6.5 percent and 10.0 percent from the fiscal 2011 level and Industrial International sales for fiscal 2012 will increase between 5.9 percent and 9.4 percent from the fiscal 2011 level. Industrial North American operating margins for fiscal 2012 are expected to range from 17.2 percent to 17.5 percent and Industrial International operating margins are expected to range from 15.5 percent to 15.9 percent.

Aerospace Segment

	Three months ended September 30,
(in millions)	2011	2010
Net sales	$497.5	$436.7
Operating income	$68.6	$43.8
Operating income, as a percent of sales	13.8%	10.0%
Backlog	$1,734.8	$1,601.0

The increase in net sales in the Aerospace Segment is primarily due to an increase in both commercial original equipment manufacturer (OEM) and aftermarket volume as well as higher military aftermarket volume. The increase in operating margin was primarily due to the higher sales volume and favorable product mix partially offset by higher engineering development and operating costs.

The increase in backlog from the prior-year quarter and the June 30, 2011 amount of $1,702.3 million was primarily due to higher order rates in the commercial OEM and aftermarket businesses. For fiscal 2012, sales are expected to increase between 7.1 percent and 10.1 percent from the fiscal 2011 level and operating margins are expected to range from 13.2 percent to 13.5 percent. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.

Climate & Industrial Controls Segment

	Three months ended September 30,
(in millions)	2011	2010
Net sales	$242.5	$234.7
Operating income	$19.8	$21.6
Operating income, as a percent of sales	8.2%	9.2%
Backlog	$148.5	$154.7

The increase in net sales in the Climate & Industrial Controls Segment is primarily due to higher end-user demand in the heavy-duty truck and automotive markets partially offset by lower demand in the residential air conditioning market. Operating margin in the current-year quarter was lower than the prior-year level primarily due to unfavorable product mix, higher raw material prices and higher new product development expenses. Included in Climate & Industrial Controls operating income in the current-year quarter are business realignment charges of $0.2 million. The Company may take actions to structure appropriately the operations of the Climate & Industrial Controls Segment. Such actions may include the necessity to record business realignment charges in fiscal 2012.

The decrease in backlog from the prior-year quarter and the June 30, 2011 amount of $171.0 million is primarily due to lower order rates in the residential and commercial air conditioning markets. For fiscal 2012, sales are expected to increase between 1.1 percent and 4.6 percent from the fiscal 2011 level and operating margins are expected to range from 8.1 percent to 8.5 percent.

Corporate and Other

Corporate general and administrative expenses increased to $58.0 million in the current-year quarter compared to $33.4 million in the prior-year quarter. As a percent of sales, corporate general and administrative expenses for the current-year quarter was 1.8 percent compared to 1.2 percent for the prior-year quarter. The increase in expense in the current-year quarter is primarily due to market value fluctuations related to investments associated with the Company’s deferred compensation programs.

Other expense (in the Business Segment Results) included the following:

	Three months ended September 30,
(in millions)	2011	2010
Expense (income)
Foreign currency transaction	$(9.8)	$(0.1)
Stock compensation	19.2	25.1
Pensions	16.7	18.2
Other items, net	1.0	0.9

	$27.1	$44.1

CONSOLIDATED BALANCE SHEET

(dollars in millions)	September 30, 2011	June 30, 2011
Accounts receivable, net	$1,881.3	$1,977.9
Inventories	1,456.1	1,412.2
Accrued payrolls and other compensation	334.8	467.0
Shareholders’ equity	5,017.3	5,383.9
Working capital	$1,763.6	$1,914.2
Current ratio	1.79	1.80

Accounts receivable, net are primarily receivables due from customers for sales of product ($1,684 million at September 30, 2011 and $1,770 million at June 30, 2011). Days sales outstanding relating to trade accounts receivable was 48 days at both September 30, 2011 and June 30, 2011. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.

Inventories increased primarily in the Aerospace and Industrial Segments in response to positive order trends. Days supply of inventory increased to 62 days from 55 days at June 30, 2011.

Accrued payrolls and other compensation decreased primarily due to the payment during the current-year quarter of incentive compensation amounts that had been accrued as of June 30, 2011.

Shareholders’ equity activity during the current-year quarter included a decrease of approximately $292 million related to share repurchases, a decrease of approximately $65 million related to the acquisition of the remaining ownership interest in a joint venture and an increase of approximately $291 million related to foreign currency translation adjustments. The foreign currency translation adjustments primarily affected accounts receivable, inventories, plant and equipment, goodwill, intangible assets, accounts payable, trade and long-term debt.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended September 30,
(in millions)	2011	2010
Cash provided by (used in):
Operating activities	$309.5	$122.9
Investing activities	(125.4)	(59.0)
Financing activities	(354.2)	247.0
Effect of exchange rates	(63.0)	37.4
Net (decrease) increase in cash and cash equivalents	$(233.1)	$348.3

Cash flows from operating activities increased primarily as a result of the absence of a discretionary pension contribution in the current-year quarter. Cash flow from operating activities for the prior-year quarter included a $200 million discretionary contribution made to the Company’s U.S. qualified defined benefit pension plan. Cash flow used for working capital increased primarily due to higher inventory and accounts receivable levels. The Company continues to focus on managing its inventory and other working capital requirements.

Cash flow used in investing activities increased primarily due to an increase in acquisition activity in the current-year quarter.

Cash flow used in financing activities in the current-year quarter included the repurchase of approximately 4.4 million shares for $292 million as compared to the repurchase of approximately 161,000 shares for $10 million in the prior-year quarter. Cash flow from financing activities in the prior-year quarter also included net cash proceeds of approximately $295 million from the issuance of medium-term notes.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-shareholders’ equity of no more than 37 percent.

(In millions)	September 30,	June 30,
Debt to Debt-Shareholders’ Equity Ratio	2011	2011
Debt	$1,747	$1,766
Debt & Shareholders’ equity	6,764	7,150
Ratio	25.8%	24.7%

The Company has a line of credit totaling $1,500 million through a multi-currency revolving credit agreement with a group of banks, all of which was available as of September 30, 2011. The credit agreement expires in March 2016; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. A portion of the credit agreement supports the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch Ratings. These ratings are considered investment grade. The revolving credit agreement requires the payment of a facility fee, the amount of which would increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

The Company is currently authorized to sell up to $1,350 million of short-term commercial paper notes. There were no commercial paper notes outstanding as of September 30, 2011 and the largest amount of commercial paper notes outstanding during the first quarter of fiscal 2012 was $836 million.

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

Long-lived assets held for use, which primarily includes finite lived intangible assets and property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their net carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. During the first three months of fiscal 2012, there were no events or circumstances that indicated that the net carrying value of the Company’s long-lived assets was not recoverable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 to the Consolidated Financial Statements for discussion of recently issued accounting pronouncements.

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

•	uncertainties surrounding timing, successful completion or integration of acquisitions,

•	ability to realize anticipated cost savings from business realignment activities,

•	threats associated with and efforts to combat terrorism,

•	uncertainties surrounding the ultimate resolution of outstanding legal proceedings, including the outcome of any appeals,

•	competitive market conditions and resulting effects on sales and pricing,

•	increases in raw material costs that cannot be recovered in product pricing,

•	the Company’s ability to manage costs related to insurance and employee retirement and health care benefits, and

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the first quarter of fiscal 2012. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.
(b)	Use of Proceeds. Not applicable.
(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 through July 31, 2011	71,800		$87.90	71,800	1,141,596
August 1, 2011 through August 31, 2011	4,209,678	(2)	$66.68	4,186,700	10,813,300
September 1, 2011 through September 30, 2011	96,322		$67.94	96,322	10,716,978
Total:	4,377,800		$67.06	4,354,822	10,716,978

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3.0 million shares of its common stock. From time to time, the Board of Directors has adjusted the number of shares authorized for repurchase under this program. On January 28, 2009, the Finance Committee of the Board of Directors of the Company approved an increase in the number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorizes for repurchase was equal to 10 million. On August 3, 2011, the Board of Directors of the Company approved an increase in the number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was equal to 15 million. Subject to this overall limitation, each fiscal year the Company is authorized to repurchase an amount of common shares equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. There is no expiration date for this program.
(2)	Includes 22,978 shares surrendered to the Company by an executive officer to satisfy tax withholding obligations on restricted stock issued under the Company’s Long Term Incentive Awards.

ITEM 6. Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

10(a)	Form of FY2012 Parker-Hannifin Corporation Stock Appreciation Rights Award Agreement for executive officers.*

10(b)	FY2012 Parker-Hannifin Corporation Stock Appreciation Rights Terms and Conditions for executive officers.*

12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2011.*

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended September 30, 2011 and 2010, (ii) Consolidated Balance Sheet at September 30, 2011 and June 30, 2011, (iii) Consolidated Statement of Cash Flows for the three months ended September 30, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements for the three months ended September 30, 2011.

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

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Jon P. Marten
Jon P. Marten
Executive Vice President - Finance and Administration and Chief Financial Officer

Date: November 9, 2011

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10(a)	Form of FY2012 Parker-Hannifin Corporation Stock Appreciation Rights Award Agreement for executive officers.*

10(b)	FY2012 Parker-Hannifin Corporation Stock Appreciation Rights Terms and Conditions for executive officers.*

12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2011.*

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended September 30, 2011 and 2010, (ii) Consolidated Balance Sheet at September 30, 2011 and June 30, 2011, (iii) Consolidated Statement of Cash Flows for the three months ended September 30, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements for the three months ended September 30, 2011.

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