Form 10-Q
period 2011-12-31
PARKER HANNIFIN CORP
filed 2012-02-08
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of Common Shares outstanding at December 31, 2011            150,902,888

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net sales	$3,106,832	$2,866,664	$6,340,713	$5,695,937
Cost of sales	2,381,322	2,195,728	4,795,764	4,333,602

Gross profit	725,510	670,936	1,544,949	1,362,335
Selling, general and administrative expenses	368,690	345,679	755,156	679,263
Interest expense	23,769	25,631	46,990	50,264
Other (income), net	(5,896)	(6,624)	(7,729)	(9,806)

Income before income taxes	338,947	306,250	750,532	642,614
Income taxes	96,604	74,432	210,031	161,766

Net income	$242,343	$231,818	$540,501	$480,848
Less: Noncontrolling interests in subsidiaries’ earnings	1,577	1,638	2,717	3,497

Net income attributable to common shareholders	$240,766	$230,180	$537,784	$477,351

Earnings per share attributable to common shareholders:
Basic	$1.59	$1.42	$3.55	$2.96
Diluted	$1.56	$1.39	$3.47	$2.90
Cash dividends per common share	$.37	$.29	$.74	$.56

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	(Unaudited) December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$487,984	$657,466
Accounts receivable, net	1,828,117	1,977,856
Inventories:
Finished products	575,319	584,683
Work in process	726,721	670,588
Raw materials	150,624	156,882

	1,452,664	1,412,153
Prepaid expenses	129,439	111,934
Deferred income taxes	144,819	145,847

Total current assets	4,043,023	4,305,256
Plant and equipment	4,793,516	4,944,735
Less accumulated depreciation	3,102,354	3,147,556

	1,691,162	1,797,179
Goodwill	2,879,169	3,009,116
Intangible assets, net	1,101,020	1,177,722
Investments and other assets	613,210	597,532

Total assets	$10,327,584	$10,886,805

LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$78,375	$75,271
Accounts payable, trade	1,069,503	1,173,851
Accrued payrolls and other compensation	327,261	467,043
Accrued domestic and foreign taxes	150,896	232,774
Other accrued liabilities	494,074	442,104

Total current liabilities	2,120,109	2,391,043

Long-term debt	1,659,434	1,691,086
Pensions and other postretirement benefits	838,644	862,938
Deferred income taxes	147,123	160,035
Other liabilities	306,371	293,367

Total liabilities	5,071,681	5,398,469
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at December 31 and June 30	90,523	90,523
Additional capital	619,174	668,332
Retained earnings	7,311,219	6,891,407
Accumulated other comprehensive (loss)	(765,350)	(450,990)
Treasury shares, at cost; 30,143,240 shares at December 31 and 25,955,619 shares at June 30	(2,097,440)	(1,815,418)

Total shareholders’ equity	5,158,126	5,383,854
Noncontrolling interests	97,777	104,482

Total equity	5,255,903	5,488,336

Total liabilities and equity	$10,327,584	$10,886,805

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$540,501	$480,848
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	108,420	116,971
Amortization	55,711	53,322
Share incentive plan compensation	44,462	41,331
Deferred income taxes	(19,903)	31,121
Foreign currency transaction loss	5,194	9,419
(Gain) on sale of plant and equipment	(1,308)	(5,244)

Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	70,385	26,609
Inventories	(97,873)	(129,640)
Prepaid expenses	(19,204)	9,844
Other assets	(26,907)	(35,653)
Accounts payable, trade	(67,044)	40,491
Accrued payrolls and other compensation	(121,689)	(71,122)
Accrued domestic and foreign taxes	(78,788)	(39,497)
Other accrued liabilities	76,027	(8,056)
Pensions and other postretirement benefits	52,135	(136,394)
Other liabilities	43,297	23,807

Net cash provided by operating activities	563,416	408,157

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $6,802 in 2011 and $1 in 2010)	(90,545)	(43,359)
Capital expenditures	(96,897)	(109,795)
Proceeds from sale of plant and equipment	11,179	17,243
Other	(14,498)	(9,369)

Net cash (used in) investing activities	(190,761)	(145,280)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,833	16,306
(Payments for) common shares	(313,544)	(30,000)
Tax benefit from share incentive plan compensation	2,964	18,557
(Payments of) notes payable, net	(1)	(18,908)
Proceeds from long-term borrowings	104	295,714
(Payments of) long-term borrowings	(1,192)	(257,133)
Dividends	(119,031)	(90,907)

Net cash (used in) financing activities	(428,867)	(66,371)
Effect of exchange rate changes on cash	(113,270)	36,704

Net (decrease) increase in cash and cash equivalents	(169,482)	233,210
Cash and cash equivalents at beginning of year	657,466	575,526

Cash and cash equivalents at end of period	$487,984	$808,736

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net sales
Industrial:
North America	$1,183,352	$1,045,469	$2,388,169	$2,110,384
International	1,218,812	1,147,231	2,507,927	2,240,212
Aerospace	496,505	459,630	993,997	896,310
Climate & Industrial Controls	208,163	214,334	450,620	449,031

Total	$3,106,832	$2,866,664	$6,340,713	$5,695,937

Segment operating income
Industrial:
North America	$195,738	$159,429	$418,965	$348,791
International	165,940	167,776	374,159	351,576
Aerospace	70,262	63,644	138,899	107,420
Climate & Industrial Controls	9,823	9,501	29,615	31,053

Total segment operating income	441,763	400,350	961,638	838,840
Corporate general and administrative expenses	46,136	37,593	104,152	70,947

Income before interest expense and other	395,627	362,757	857,486	767,893
Interest expense	23,769	25,631	46,990	50,264
Other expense	32,911	30,876	59,964	75,015

Income before income taxes	$338,947	$306,250	$750,532	$642,614

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1. Management representation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2011, the results of operations for the three and six months ended December 31, 2011 and 2010 and cash flows for the six months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2011 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

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

In June 2011, the FASB issued new accounting guidance requiring an entity to present net income and other comprehensive income (OCI) in either a single continuous statement or in separate consecutive statements. The guidance does not change the items reported in OCI or when an item of OCI must be reclassified to net income. The guidance, which must be presented retrospectively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

3. Product warranty

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of December 31, 2011 and June 30, 2011 is immaterial to the financial position of the Company and the change in the accrual for the current quarter and first six months of fiscal 2012 is immaterial to the Company’s results of operations and cash flows.

4. Earnings per share

The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended December 31, 2011 and 2010.

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Numerator:
Net income attributable to common shareholders	$240,766	$230,180	$537,784	$477,351
Denominator:
Basic - weighted average common shares	150,960,202	161,701,219	151,699,614	161,486,878
Increase in weighted average from dilutive effect of equity-based awards	3,757,009	4,400,316	3,324,865	3,303,911

Diluted - weighted average common shares, assuming exercise of equity-based awards	154,717,211	166,101,535	155,024,479	164,790,789

Basic earnings per share	$1.59	$1.42	$3.55	$2.96
Diluted earnings per share	$1.56	$1.39	$3.47	$2.90

For the three months ended December 31, 2011 and 2010, 96,328 and 48,390 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended December 31, 2011 and 2010, 753,316 and 2,993,100 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

5. Share repurchase program

The Company has a program to repurchase its common shares. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows and commercial paper borrowings, and the shares are initially held as treasury stock. During the three-month period ended December 31, 2011, the Company repurchased 260,705 shares of its common stock at an average price of $76.72 per share. Fiscal year-to-date, the Company repurchased 4,615,527 shares at an average price of $67.59 per share.

6. Accounts receivable, net

The Accounts receivable, net caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2011	June 30, 2011
Accounts receivable, trade	$1,614,776	$1,780,137
Allowance for doubtful accounts	(11,721)	(10,472)
Non-trade accounts receivable	79,377	75,550
Notes receivable	145,685	132,641

Total	$1,828,117	$1,977,856

6. Accounts receivable, net, cont’d

Accounts receivable, trade are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to insolvency of the debtor.

7. Business realignment charges

To structure its businesses in light of current and anticipated customer demand, the Company incurred business realignment charges in fiscal 2012 and fiscal 2011.

Business realignment charges by business segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Industrial	$1,194	$1,688	$6,898	$4,437
Aerospace				320
Climate & Industrial Controls			148

Work force reductions by business segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Industrial	33	41	204	208
Aerospace				22
Climate & Industrial Controls			4

The charges primarily consist of severance costs related to plant closures as well as general work force reductions implemented by various operating units throughout the world. The Company believes the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital. The charges are presented primarily in the Cost of sales caption in the Consolidated Statement of Income for the three and six months ended December 31, 2011 and December 31, 2010. As of December 31, 2011, approximately $1.2 million in severance payments have been made relating to charges incurred during fiscal 2012, with the remaining payments expected to be made by March 31, 2012. All required severance payments have been made relating to charges incurred in fiscal 2011.

Additional charges to be recognized in future periods related to the realignment actions described above are not expected to be material.

8. Equity

Changes in equity for the three months ended December 31, 2011 and December 31, 2010 are as follows (net of tax amounts relate to Shareholders’ Equity):

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance September 30, 2011	$5,017,264	$96,224	$5,113,488
Net income	240,766	1,577	242,343
Other comprehensive income (loss):
Foreign currency translation (net of tax of $3,371)	(60,982)	(10)	(60,992)
Retirement benefits plan activity (net of tax of $11,640)	19,106		19,106
Net realized loss (net of tax of $25)	51		51

Total comprehensive income	198,941	1,567	200,508
Dividends paid	(56,013)	(14)	(56,027)
Stock incentive plan activity	17,934		17,934
Shares purchased at cost	(20,000)		(20,000)

Balance December 31, 2011	$5,158,126	$97,777	$5,255,903

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance September 30, 2010	$4,894,945	$97,632	$4,992,577
Net income	230,180	1,638	231,818
Other comprehensive income:
Foreign currency translation (net of tax of $12,397)	9,301	2,337	11,638
Retirement benefits plan activity (net of tax of $11,647)	19,844		19,844
Net realized loss (net of tax of $32)	51		51

Total comprehensive income	259,376	3,975	263,351
Dividends paid	(46,984)	(275)	(47,259)
Stock incentive plan activity	25,924		25,924
Shares purchased at cost	(20,000)		(20,000)

Balance December 31, 2010	$5,113,261	$101,332	$5,214,593

8. Equity, cont’d

Changes in equity for the six months ended December 31, 2011 and December 31, 2010 are as follows (the net of tax amounts relate to Shareholders’ Equity):

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance June 30, 2011	$5,383,854	$104,482	$5,488,336
Net income	537,784	2,717	540,501
Other comprehensive income (loss):
Foreign currency translation (net of tax of $19,566)	(351,759)	1,492	(350,267)
Retirement benefits plan activity (net of tax of $22,524)	37,296		37,296
Net realized loss (net of tax of $50)	102		102

Total comprehensive income	223,423	4,209	227,632
Dividends paid	(112,091)	(6,940)	(119,031)
Stock incentive plan activity	39,832		39,832
Acquisition activity	(64,920)	(3,974)	(68,894)
Shares purchased at cost	(311,972)		(311,972)

Balance December 31, 2011	$5,158,126	$97,777	$5,255,903

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance June 30, 2010	$4,367,965	$91,435	$4,459,400
Net income	477,351	3,497	480,848
Other comprehensive income:
Foreign currency translation (net of tax of $17,487)	288,701	6,675	295,376
Retirement benefits plan activity (net of tax of $22,289)	38,062		38,062
Net realized loss (net of tax of $68)	110		110

Total comprehensive income	804,224	10,172	814,396
Dividends paid	(90,632)	(275)	(90,907)
Stock incentive plan activity	61,704		61,704
Shares purchased at cost	(30,000)		(30,000)

Balance December 31, 2010	$5,113,261	$101,332	$5,214,593

9. Goodwill and intangible assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2011 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance June 30, 2011	$2,595,989	$98,914	$314,213	$3,009,116
Acquisitions	2,704	(193)		2,511
Foreign currency translation	(126,664)	(39)	(5,755)	(132,458)

Balance December 31, 2011	$2,472,029	$98,682	$308,458	$2,879,169

Acquisitions represent the original goodwill allocation and any purchase price adjustments for the acquisitions during the measurement period subsequent to the applicable acquisition dates.

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	December 31, 2011		June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$118,220	$62,668	$124,015	$61,061
Trademarks	304,055	120,895	319,158	116,995
Customer lists and other	1,221,961	359,653	1,251,271	338,666

Total	$1,644,236	$543,216	$1,694,444	$516,722

Total intangible amortization expense for the six months ended December 31, 2011 was $53,830. The estimated amortization expense for the five years ending June 30, 2012 through 2016 is $98,601, $92,256, $88,671, $85,078 and $81,538, respectively.

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the six months ended December 31, 2011.

10. Retirement benefits

Net pension benefit cost recognized included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Service cost	$21,000	$20,020	$42,624	$41,890
Interest cost	46,823	43,573	92,739	86,845
Expected return on plan assets	(50,101)	(49,201)	(100,270)	(97,934)
Amortization of prior service cost	3,523	3,197	7,007	6,326
Amortization of net actuarial loss	27,046	28,361	52,460	54,159
Amortization of initial net (asset)	(15)	(15)	(30)	(29)

Net pension benefit cost	$48,276	$45,935	$94,530	$91,257

Net postretirement benefit cost recognized included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Service cost	$181	$136	$362	$275
Interest cost	881	980	1,762	1,962
Net amortization and deferral and other	129	(113)	258	(228)

Net postretirement benefit cost	$1,191	$1,003	$2,382	$2,009

11. Income taxes

As of December 31, 2011, the Company had gross unrecognized tax benefits of $135,641, including $58,678 of additions for tax positions related to the current fiscal year. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $88,069. If recognized, a significant portion of the gross unrecognized tax benefits would be offset against an asset currently recorded in the Consolidated Balance Sheet. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $9,313.

The Company and its subsidiaries file income tax returns in the United States and various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for fiscal years through 2007. All significant state, local and foreign tax returns have been examined for fiscal years through 2001. The Company believes that it is reasonably possible that within the next 12 months examinations by taxing authorities in the United States and certain foreign jurisdictions will be settled. As a result of the settlement of these examinations, the Company anticipates that the total amount of gross unrecognized tax benefits related to various income and expense items may be reduced by an amount of up to $35 million.

12. Financial instruments and fair value measurement

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term investments, and accounts receivable as well as obligations under accounts payable, trade, notes payable and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, accounts receivable, accounts payable, trade and notes payable approximate fair value. The carrying value of long-term debt (excluding leases) was $1,737,467 and $1,765,892 at December 31, 2011 and June 30, 2011, respectively, and was estimated to have a fair value of $1,981,380 and $1,902,221 at December 31, 2011 and June 30, 2011, respectively. The fair value of long-term debt was estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

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

Derivative financial instruments are recognized on the balance sheet as either assets or liabilities and are measured at fair value. Derivatives consist of costless collar and cross-currency swap contracts the fair value of which is calculated using market observable inputs including both spot and forward prices for the same underlying currencies. The fair value of the cross-currency swap contracts is calculated using a present value cash flow model that has been adjusted to reflect the credit risk of either the Company or the counterparty.

The following summarizes the location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet as of December 31, 2011 and June 30, 2011:

	Balance Sheet Caption	December 31, 2011	June 30, 2011
Net investment hedges
Cross-currency swap contracts	Other liabilities	$8,556	$36,582
Cash flow hedges
Costless collar contracts	Accounts receivable	6,472	638
Costless collar contracts	Other accrued liabilities	1,952	2,979
Forward exchange contracts	Other accrued liabilities	7,992

12. Financial instruments and fair value measurement, cont’d

The fair values at December 31, 2011 and June 30, 2011 are classified within level 2 of the fair value hierarchy. There are no other financial assets or financial liabilities that are marked to market on a recurring basis.

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

Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Forward exchange contracts	$16,804	$3,245	$(14,588)	$19,048
Costless collar contracts	(1,765)	(1,018)	5,850	(4,554)

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Cross-currency swap contracts	$1,674	$3,244	$17,315	$(11,577)
Foreign denominated debt	5,287	226	16,665	(36,334)

There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor was any portion of these financial instruments excluded from the effectiveness testing, during the six months ended December 31, 2011 and 2010.

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011

AND COMPARABLE PERIODS ENDED DECEMBER 31, 2010

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

The Company’s order rates provide a near-term perspective of the Company’s outlook particularly when viewed in the context of prior and future order rates. The Company publishes its order rates on a quarterly basis. The lead time between the time an order is received and revenue is realized generally ranges from one day to 12 weeks for mobile and industrial orders and from one day to 18 months for aerospace orders. The Company believes the leading economic indicators of these markets that have a strong correlation to the Company’s future order rates are as follows:

•	Purchasing Managers Index (PMI) on manufacturing activity specific to regions around the world with respect to most mobile and industrial markets;

•	Global aircraft miles flown and global revenue passenger miles for commercial aerospace markets and Department of Defense spending for military aerospace markets; and

•	Housing starts with respect to the North American residential air conditioning market and certain mobile construction markets.

A PMI above 50 indicates that the manufacturing activity specific to a region in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. The PMI at the end of December 2011 for the United States, the Eurozone countries and China was 53.9, 46.9, and 48.7, respectively. Since June 30, 2011 and September 30, 2011, the PMI for the Eurozone countries and China have decreased while the PMI for the United States has declined since June 30, 2011 but has increased since September 30, 2011.

Global aircraft miles flown have increased approximately five percent and global revenue passenger miles have increased approximately four percent from their comparable fiscal 2011 levels. The Company anticipates that U.S. Department of Defense spending with regards to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2012 will be up slightly from the comparable fiscal 2011 level.

Housing starts in December 2011 were approximately 25 percent higher than housing starts in December 2010 and remained at essentially the same level of housing starts in September 2011.

The Company remains focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company continues to generate substantial cash flows from operations, has controlled capital spending and has proactively managed working capital. The Company has been able to borrow needed funds at affordable interest rates and had a debt to debt-shareholders’ equity ratio of 25.2 percent at December 31, 2011 compared to 25.8 percent at September 30, 2011 and 24.7 percent at June 30, 2011.

The Company believes many opportunities for profitable growth are available. The Company intends to focus primarily on business opportunities in the areas of energy, water, agriculture, environment, defense, life sciences, infrastructure and transportation.

The Company believes it can meet its strategic objectives by:

•	Serving the customer;

•	Empowering employees to become successful in its lean enterprise and fostering an entrepreneurial culture;

•	Successfully executing its Win Strategy initiatives relating to premier customer service, financial performance and profitable growth;

•	Engineering innovative systems and products to provide superior customer value through improved service, efficiency and productivity;

•	Delivering products, systems and services that have demonstrable savings to customers and are priced by the value they deliver;

•	Maintaining its decentralized division and sales company structure;

•	Acquiring strategic businesses;

•	Organizing the Company around targeted regions, technologies and markets; and

•	Advancing business practices to achieve corporate sustainability goals.

During the first six months of fiscal 2012, the Company completed three acquisitions. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.

The discussion below is structured to separately discuss the Consolidated Statement of Income, Results by Business Segment, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2011	2010	2011	2010
Net sales	$3,106.8	$2,866.6	$6,340.7	$5,695.9
Gross profit	$725.6	$670.9	$1,544.9	$1,362.3
Gross profit margin	23.4%	23.4%	24.4%	23.9%
Selling, general and administrative expenses	$368.7	$345.7	$755.2	$679.2
Selling, general and administrative expenses, as a percent of sales	11.9%	12.1%	11.9%	11.9%
Interest expense	$23.8	$25.6	$47.0	$50.3
Other (income), net	$(5.9)	$(6.6)	$(7.7)	$(9.8)
Effective tax rate	28.5%	24.3%	28.0%	25.2%
Net income	$242.3	$231.8	$540.5	$480.8
Net income, as a percent of sales	7.8%	8.1%	8.5%	8.4%

Net sales for the current-year quarter and first six months of fiscal 2012 increased 8.4 percent and 11.3 percent, respectively, over the comparable prior-year net sales amounts reflecting higher sales in the Industrial and Aerospace Segments. Acquisitions made in the last 12 months contributed approximately $10 million and $32 million in sales in the current-year quarter and first six months of fiscal 2012, respectively. The effect of currency rate changes did not significantly impact sales in the current-year quarter and increased net sales by approximately $86 million in first six months of fiscal 2012.

Gross profit margin for the current-year quarter reflects the effect of manufacturing inefficiencies and an unfavorable product mix in the Industrial Segment. Gross profit margin increased for the first six months of fiscal 2012 primarily due to manufacturing efficiencies.

Selling, general and administrative expenses increased for the current-year quarter and first six months of fiscal 2012 over the comparable prior-periods primarily due to the higher sales volume as well as higher expenses associated with the Company’s incentive and deferred compensation programs.

Interest expense for the current-year quarter and first six months of fiscal 2012 was lower than the prior-year quarter and first six months of fiscal 2011 primarily due to a lower amount of average debt outstanding.

Other (income), net for the current-year quarter and first six months of fiscal 2012 includes a gain of $0.5 million and $2.1 million, respectively, related to the sale of real estate. Other (income), net for the prior-year quarter and first six months of fiscal 2011 includes a $2.3 million gain from the sale of intellectual property and a gain of $4.1 million and $4.6 million, respectively, related to the sale of real estate.

Effective tax rate for the current-year quarter and first six months of fiscal 2012 was higher than the prior-year quarter and first six months of fiscal 2011 due primarily to the comparable prior-year amounts reflecting the effect of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 and a favorable settlement of a tax examination. The Company expects that the effective tax rate for fiscal 2012 will be approximately 29 percent.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2011	2010	2011	2010
Net sales
North America	$1,183.4	$1,045.5	$2,388.2	$2,110.4
International	1,218.8	1,147.2	2,507.9	2,240.2
Operating income
North America	195.7	159.4	419.0	348.8
International	$165.9	$167.8	$374.2	$351.6
Operating margin
North America	16.5%	15.2%	17.5%	16.5%
International	13.6%	14.6%	14.9%	15.7%
Backlog	$1,813.4	$1,703.2	$1,813.4	$1,703.2

The Industrial Segment operations experienced the following percentage changes in net sales in the current-year compared to the equivalent prior-year period:

	Period ending December 31
	Three months	Six months
Industrial North America – as reported	13.2%	13.2%
Acquisitions	0.4%	0.7%
Currency	(0.3)%	0.1%

Industrial North America – without acquisitions and currency	13.1%	12.4%

Industrial International – as reported	6.2%	12.0%
Acquisitions	0.5%	0.7%
Currency	0.4%	3.6%

Industrial International – without acquisitions and currency	5.3%	7.7%

Total Industrial Segment – as reported	9.6%	12.5%
Acquisitions	0.5%	0.7%
Currency	0.1%	1.9%

Total Industrial Segment – without acquisitions and currency	9.0%	9.9%

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

Excluding the effects of acquisitions and currency exchange rates, the increase in Industrial North American sales for the current-year quarter and first six months of fiscal 2012 reflects higher demand experienced from distributors and end-users, particularly in the construction equipment, heavy-duty truck, mining, oil & gas, farm and agriculture equipment and machine tool markets. The increase in Industrial International sales for the current-year quarter and first six months of fiscal 2012 is primarily attributed to higher end-user demand experienced across most markets in all regions, with the largest increase in volume being experienced in Europe and in the Asia-Pacific region.

The increase in operating margins in the Industrial North American business for the current-year quarter and first six months of fiscal 2012 is primarily due to the higher sales volume, resulting in manufacturing efficiencies. The decrease in operating margins in the Industrial International businesses for the current-year quarter and first six months of fiscal 2012 is primarily due to the effect of an unfavorable product mix more than offsetting the benefit from the increase in sales volume. Industrial International margins were also adversely affected by manufacturing inefficiencies resulting from a decline in the rate of sales increase between the current-year and comparable prior-year periods, especially in the Asia-Pacific region.

Included in Industrial North American operating income for the first six months of fiscal 2012 and fiscal 2011 are business realignment charges of $1.0 million and $3.8 million, respectively. Included in Industrial International operating income for the first six months of fiscal 2012 and fiscal 2011 are business realignment charges of $5.9 million and $0.7 million, respectively. Business realignment expenses in the current-year and prior-year quarter for both the Industrial North American and Industrial International businesses were not significant. The business realignment expenses consist primarily of severance costs resulting from plant closures as well as general reductions in the work force. The Company does not anticipate that cost savings realized from the work force reductions taken during the first six months of fiscal 2012 will have a material impact on future operating margins. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Industrial Segment. Such actions may include the necessity to record additional business realignment charges in fiscal 2012, the timing and amount of which has not been finalized.

The increase in backlog from the prior-year quarter is primarily due to higher order rates in most markets of the Industrial North American businesses. The decrease in backlog from the June 30, 2011 amount of $1,907.0 million is primarily due to lower order rates in most markets in the Industrial International businesses. The Company anticipates Industrial North American sales for fiscal 2012 will increase between 8.4 percent and 10.4 percent from the fiscal 2011 level and Industrial International sales for fiscal 2012 will increase between 1.9 percent and 3.9 percent from the fiscal 2011 level. Industrial North American operating margins in fiscal 2012 are expected to range from 17.0 percent to 17.4 percent and Industrial International operating margins are expected to range from 14.7 percent to 15.1 percent.

Aerospace Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2011	2010	2011	2010
Net sales	$496.5	$459.6	$994.0	$896.3
Operating income	$70.3	$63.6	$138.9	$107.4
Operating margin	14.2%	13.8%	14.0%	12.0%
Backlog	$1,751.0	$1,702.7	$1,751.0	$1,702.7

The increase in net sales in the current-year quarter and first six months of fiscal 2012 in the Aerospace Segment is primarily due to an increase in commercial original equipment manufacturer (OEM) and commercial aftermarket volume as well as higher military aftermarket volume partially offset by lower military OEM volume. The higher operating margins in the current-year quarter and first six months of fiscal 2012 were primarily due to the higher sales volume and favorable aftermarket sales mix.

The increase in backlog from the prior-year quarter and the June 30, 2011 amount of $1,702.3 million is primarily due to higher order rates in the commercial OEM and aftermarket businesses. For fiscal 2012, sales are expected to increase between 7.1 percent and 9.1 percent from the fiscal 2011 level. Operating margins are expected to range from 13.3 percent to 13.7 percent. A higher than expected concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.

Climate & Industrial Controls Segment

	Three months ended December 31,		Six months ended December 31,
(dollars in millions)	2011	2010	2011	2010
Net sales	$208.2	$214.3	$450.6	$449.0
Operating income	$9.8	$9.5	$29.6	$31.1
Operating margin	4.7%	4.4%	6.6%	6.9%
Backlog	$160.5	$174.1	$160.5	$174.1

The decrease in net sales in the Climate & Industrial Controls Segment in the current-year quarter is primarily due to lower end-user demand in the residential air conditioning market. Sales for the first six months of fiscal 2012 remained relatively unchanged from the sales level for the first six months of fiscal 2011 primarily due to higher end-user demand in the heavy-duty truck and automotive markets being offset by lower demand in the residential air conditioning market. Operating margins in the current-year quarter and first six months of fiscal 2012 reflect the net effect of an unfavorable product mix and spending control efforts. Business realignment charges recorded by the Climate & Industrial Controls Segment in fiscal 2012 and fiscal 2011 were not significant. The Company may take further actions to structure appropriately the operations of the Climate & Industrial Controls Segment. Such actions may include the necessity to record business realignment charges in fiscal 2012.

The decrease in backlog from the prior-year quarter and from the June 30, 2011 amount of $171.0 million is primarily due to lower orders in the residential and commercial air conditioning markets. For fiscal 2012, sales are expected to range from a decrease of 2.7 percent to an increase of 0.3 percent from the fiscal 2011 level and operating margins are expected to range from 7.7 percent to 8.0 percent.

Corporate general and administrative expenses

Corporate general and administrative expenses were $46.1 million in the current-year quarter compared to $37.6 million in the prior-year quarter and were $104.2 million for the first six months of fiscal 2012 compared to $70.9 million for the first six months of fiscal 2011. As a percent of sales, corporate general and administrative expenses for the current-year quarter increased to 1.5 percent compared to 1.3 percent for the prior-year quarter and increased to 1.6 percent for the first six months of fiscal 2012 compared to 1.2 percent for the first six months of fiscal 2011. The higher expense for the current-year quarter and first six months of fiscal 2012 is primarily due to higher incentive and deferred compensation expenses.

Other expense (in the Business Segment Results) included the following:

	Three months ended December 31,		Six months ended December 31,
(in millions)	2011	2010	2011	2010
Expense (income)
Currency transaction	$5.7	$2.3	$(4.1)	$2.2
Stock compensation	8.6	8.1	27.8	33.2
Asset sales and writedowns	.2	(5.2)	(1.1)	(5.4)
Pensions	19.2	18.8	35.9	37.0
Other items, net	(.8)	6.9	1.4	8.0

	$32.9	$30.9	$59.9	$75.0

CONSOLIDATED BALANCE SHEET

(dollars in millions)	December 31, 2011	June 30, 2011
Accounts receivable, net	$1,828.1	$1,977.9
Inventories	1,452.7	1,412.2
Accrued payrolls and other compensation	327.3	467.0
Shareholders’ equity	5,158.1	5,383.9
Working capital	$1,922.9	$1,914.2
Current ratio	1.91	1.80

Accounts receivable, net is primarily receivables due from customers for sales of product ($1,615 million at December 31, 2011 and $1,780 million at June 30, 2011). Days sales outstanding relating to trade accounts receivable was 48 days at both December 31, 2011 and June 30, 2011. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.

Inventories increased $41 million, primarily in the Aerospace and Industrial Segments, in anticipation of positive order trends. Days’ supply of inventory increased to 63 days from 55 days at June 30, 2011.

Accrued payrolls and other compensation decreased primarily due to the payment of incentive compensation during fiscal 2012 that had been accrued as of June 30, 2011.

Shareholders’ equity activity during the first six months of fiscal 2012 included a decrease of approximately $312 million related to share repurchases, a decrease of approximately $65 million related to the acquisition of the remaining ownership interest in a joint venture, and a decrease of approximately $352 million related to foreign currency translation adjustments, primarily affecting Accounts receivable, Inventories, Plant and equipment, Goodwill, Intangible assets, Accounts payable, trade, Other accrued liabilities and Long-term debt.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended December 31,
(in millions)	2011	2010
Cash provided by (used in):
Operating activities	$563.4	$408.2
Investing activities	(190.8)	(145.3)
Financing activities	(428.9)	(66.4)
Effect of exchange rates	(113.2)	36.7
Net (decrease) increase in cash and cash equivalents	(169.5)	233.2

Cash flows from operating activities increased from the first six months of fiscal 2011 primarily as a result of the absence of a discretionary pension contribution. Cash flow from operating activities for the prior-year first six months included a $200 million discretionary contribution made to the Company’s U.S. qualified defined benefit plan. Cash flow used for working capital items for the first six months of fiscal 2012 and first six months of fiscal 2011 was $238 million and $171 million, respectively. The Company continues to focus on managing working capital requirements, especially with regards to accounts receivable, inventory and accounts payable.

Cash flows used in investing activities increased from the first six months of fiscal 2011 primarily due to an increase in acquisition activity.

Cash flows used in financing activities for the first six months of fiscal 2012 included the repurchase of approximately 4.6 million common shares for $312 million as compared to the repurchase of approximately 410,000 common shares for $30 million in the prior year. Cash flow from financing activities in the prior-year also included the issuance of $300 million aggregate principal amount of Medium-Term Notes and payments of approximately $257 million related to the Euro bonds which matured in November 2010.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-shareholders’ equity of no more than 37 percent.

(In millions)	December 31,	June 30,
Debt to Debt-Shareholders’ Equity Ratio	2011	2011
Debt	$1,738	$1,766
Debt & Shareholders’ equity	6,896	7,150
Ratio	25.2%	24.7%

The Company has a line of credit totaling $1,500 million through a multi-currency revolving credit agreement with a group of banks, all of which was available as of December 31, 2011. The credit agreement expires in March 2016; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. A portion of the credit agreement supports the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch Ratings. These ratings are considered investment grade. The revolving credit agreement requires the payment of a facility fee, the amount of which would increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

The Company is currently authorized to sell up to $1,350 million of short-term commercial paper notes. There were no commercial paper notes outstanding as of December 31, 2011 and the largest amount of commercial paper notes outstanding during the second quarter of fiscal 2012 was $814 million.

The Company’s credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level as of December 31, 2011, the most restrictive financial covenants provide that the ratio of secured debt to net tangible assets be less than 10 percent. However, the Company does not have secured debt in its debt portfolio. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

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

The Company continually monitors its reporting units for impairment indicators and updates assumptions used in the most recent calculation of the fair value of a reporting unit as appropriate. The Company is unaware of any current market trends that are contrary to the assumptions made in the most recent estimation of the fair value of any of its reporting units. If the expected recovery of the current economic environment is not consistent with the Company’s current expectations, it is possible that the estimated fair value of certain reporting units could fall below their carrying value resulting in the necessity to conduct additional goodwill impairment tests. The annual goodwill impairment test for fiscal 2012 is expected to be completed by the end of the third quarter of fiscal 2012.

Long-lived assets held for use, which primarily include finite lived intangible assets and property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their net carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. During the first six months of fiscal 2012, there were no events or circumstances that indicated that the net carrying value of the Company’s long-lived assets was not recoverable.

RECENTLY ISSUE ACCOUNITNG PRONOUNCEMENTS

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

•	ability to identify acceptable strategic acquisition targets,

•	uncertainties surrounding timing, successful completion or integration of acquisitions,

•	ability to realize anticipated cost savings from business realignment activities,

•	threats associated with and efforts to combat terrorism,

•	uncertainties surrounding the ultimate resolution of outstanding legal proceedings, including the outcome of any appeals,

•	competitive market conditions and resulting effects on sales and pricing,

•	increases in raw material costs that cannot be recovered in product pricing,

•	the Company’s ability to manage costs related to insurance and employee retirement and health care benefits, and

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

Derivative financial instruments are recognized on the balance sheet as either assets or liabilities and are measured at fair value. Further information on the fair value of these contracts is provided in Note 12 to the Consolidated Financial Statements. Gains or losses on derivatives that are not hedges are adjusted to fair value through the Consolidated Statement of Income. Gains or losses on derivatives that are hedges are adjusted to fair value through accumulated other comprehensive income (loss) in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The translation of the foreign denominated debt that has been designated as a net investment hedge is recorded in accumulated other comprehensive income (loss) and remains there until the underlying net investment is sold or substantially liquidated.

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the second quarter of fiscal 2012. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.
(b)	Use of Proceeds. Not applicable.
(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 through October 31, 2011	97,113	(2)	$70.41	95,300	10,621,678
November 1, 2011 through November 30, 2011	82,000		$81.51	82,000	10,539,678
December 1, 2011 through December 31, 2011	83,405		$79.13	83,405	10,456,273
Total:	262,518		$76.65	260,705	10,456,273

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3.0 million shares of its common stock. From time to time, the Board of Directors has adjusted the number of shares authorized for repurchase under this program. On August 3, 2011, the Board of Directors of the Company approved an increase in the number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was equal to 15 million. Subject to this overall limitation, each fiscal year the Company is authorized to repurchase an amount of common shares equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. There is no expiration date for this program.
(2)	Includes 1,813 shares surrendered to the Company by certain non-employee directors to satisfy tax withholding obligations on restricted stock issued under the Company’s Non-Employee Directors’ stock plans.

ITEM 6. Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

10(a)	Form of Parker-Hannifin Corporation Non-Employee Directors’ Restricted Stock Award Agreement.*

10(b)	Parker-Hannifin Corporation Non-Employee Directors’ Restricted Stock Award Terms and Conditions.*

12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2011.*

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended December 31, 2011 and 2010, (ii) Consolidated Statement of Income for the six months ended December 31, 2011 and 2010, (iii) Consolidated Balance Sheet at December 31, 2011 and June 30, 2011, (iv) Consolidated Statement of Cash Flows for the six months ended December 31, 2011 and 2010 and (v) Notes to Consolidated Financial Statements for the six months ended December 31, 2011.

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

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Jon P. Marten
Jon P. Marten
Executive Vice President - Finance and Administration and Chief Financial Officer

Date: February 8, 2012

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10(a)	Form of Parker-Hannifin Corporation Non-Employee Directors’ Restricted Stock Award Agreement.*

10(b)	Parker-Hannifin Corporation Non-Employee Directors’ Restricted Stock Award Terms and Conditions.*

12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2011.*

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended December 31, 2011 and 2010, (ii) Consolidated Statement of Income for the six months ended December 31, 2011 and 2010, (iii) Consolidated Balance Sheet at December 31, 2011 and June 30, 2011, (iv) Consolidated Statement of Cash Flows for the six months ended December 31, 2011 and 2010 and (v) Notes to Consolidated Financial Statements for the six months ended December 31, 2011.

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