Form 10-Q
period 2012-03-31
PARKER HANNIFIN CORP
filed 2012-05-09
CIK 76334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of Common Shares outstanding at March 31, 2012            151,051,111

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net sales	$3,393,563	$3,240,103	$9,734,276	$8,936,040
Cost of sales	2,590,315	2,463,083	7,386,079	6,796,685

Gross profit	803,248	777,020	2,348,197	2,139,355
Selling, general and administrative expenses	377,479	375,069	1,132,635	1,054,332
Interest expense	22,313	24,619	69,303	74,883
Other expense (income), net	2,629	(12,385)	(5,100)	(22,191)

Income before income taxes	400,827	389,717	1,151,359	1,032,331
Income taxes	88,138	108,069	298,169	269,835

Net income	$312,689	$281,648	$853,190	$762,496
Less: Noncontrolling interests	615	2,059	3,332	5,556

Net income attributable to common shareholders	$312,074	$279,589	$849,858	$756,940

Earnings per share attributable to common shareholders:
Basic	$2.07	$1.72	$5.61	$4.68
Diluted	$2.01	$1.68	$5.49	$4.58
Cash dividends per common share	$.39	$.32	$1.13	$.88

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	(Unaudited) March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$773,459	$657,466
Accounts receivable, net	2,061,501	1,977,856
Inventories:
Finished products	562,422	584,683
Work in process	720,188	670,588
Raw materials	146,404	156,882

	1,429,014	1,412,153
Prepaid expenses	100,336	111,934
Deferred income taxes	132,991	145,847

Total current assets	4,497,301	4,305,256
Plant and equipment	4,876,378	4,944,735
Less accumulated depreciation	3,154,408	3,147,556

	1,721,970	1,797,179
Goodwill	2,926,311	3,009,116
Intangible assets, net	1,096,306	1,177,722
Other assets	647,236	597,532

Total assets	$10,889,124	$10,886,805

LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$273,907	$75,271
Accounts payable, trade	1,148,939	1,173,851
Accrued payrolls and other compensation	412,997	467,043
Accrued domestic and foreign taxes	193,907	232,774
Other accrued liabilities	459,550	442,104

Total current liabilities	2,489,300	2,391,043

Long-term debt	1,515,217	1,691,086
Pensions and other postretirement benefits	848,521	862,938
Deferred income taxes	141,467	160,035
Other liabilities	308,151	293,367

Total liabilities	5,302,656	5,398,469
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at March 31 and June 30	90,523	90,523
Additional capital	625,730	668,332
Retained earnings	7,551,260	6,891,407
Accumulated other comprehensive (loss)	(599,160)	(450,990)
Treasury shares, at cost; 29,995,017 shares at March 31 and 25,955,619 shares at June 30	(2,090,761)	(1,815,418)

Total shareholders’ equity	5,577,592	5,383,854
Noncontrolling interests	8,876	104,482

Total equity	5,586,468	5,488,336

Total liabilities and equity	$10,889,124	$10,886,805

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$853,190	$762,496
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	159,505	172,469
Amortization	84,898	81,656
Share incentive plan compensation	64,102	56,792
Deferred income taxes	(54,928)	7,557
Foreign currency transaction loss	8,626	2,324
(Gain) on sale of plant and equipment	(2,921)	(8,191)

Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(138,796)	(255,673)
Inventories	(55,329)	(134,256)
Prepaid expenses	11,367	27,927
Other assets	(26,360)	(40,926)
Accounts payable, trade	3,054	149,961
Accrued payrolls and other compensation	(40,216)	9,608
Accrued domestic and foreign taxes	(33,478)	47,365
Other accrued liabilities	52,368	(20,070)
Pensions and other postretirement benefits	89,078	(95,379)
Other liabilities	32,301	36,273

Net cash provided by operating activities	1,006,461	799,933

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $6,802 in 2012 and $385 in 2011)	(31,004)	(60,227)
Capital expenditures	(154,097)	(158,455)
Proceeds from sale of plant and equipment	15,560	23,818
Other	(16,381)	(8,251)

Net cash (used in) investing activities	(185,922)	(203,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	8,451	22,982
(Payments for) common shares	(333,545)	(56,235)
Tax benefit from share incentive plan compensation	12,549	37,451
Acquisition of noncontrolling interests	(147,441)	—
Proceeds from (payments for) notes payable, net	48,102	(18,901)
Proceeds from long-term borrowings	73,066	291,688
(Payments for) long-term borrowings	(73,405)	(257,752)
Dividends	(178,606)	(142,906)

Net cash (used in) financing activities	(590,829)	(123,673)
Effect of exchange rate changes on cash	(113,717)	59,284

Net increase in cash and cash equivalents	115,993	532,429
Cash and cash equivalents at beginning of year	657,466	575,526

Cash and cash equivalents at end of period	$773,459	$1,107,955

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net sales
Industrial:
North America	$1,315,357	$1,178,714	$3,703,526	$3,289,098
International	1,286,751	1,293,047	3,794,678	3,533,259
Aerospace	542,760	503,806	1,536,757	1,400,116
Climate & Industrial Controls	248,695	264,536	699,315	713,567

Total	$3,393,563	$3,240,103	$9,734,276	$8,936,040

Segment operating income
Industrial:
North America	$226,986	$189,463	$645,951	$538,254
International	195,065	199,798	569,224	551,374
Aerospace	65,925	68,984	204,824	176,404
Climate & Industrial Controls	23,203	22,577	52,818	53,630

Total segment operating income	511,179	480,822	1,472,817	1,319,662
Corporate general and administrative expenses	38,377	41,734	142,529	112,681

Income before interest expense and other expense	472,802	439,088	1,330,288	1,206,981
Interest expense	22,313	24,619	69,303	74,883
Other expense	49,662	24,752	109,626	99,767

Income before income taxes	$400,827	$389,717	$1,151,359	$1,032,331

PARKER-HANNIFIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

1. Management representation

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2012, the results of operations for the three and nine months ended March 31, 2012 and 2011 and cash flows for the nine months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2011 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year. The Company incorrectly presented the acquisition of a noncontrolling interest in the investing activities section of the Consolidated Statement of Cash Flows for the three months ended September 30, 2011 and the six months ended December 31, 2011. Such amounts have been corrected through reclassification to the financing activities section in the Consolidated Statement of Cash Flows for the nine months ended March 31, 2012.

The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. No subsequent events have occurred that required adjustment to these financial statements. On April 19, 2012, the Board of Directors of the Company modified the share repurchase program described in Note 5 such that for the fourth quarter of fiscal 2012 the fiscal year limitation was eliminated and the number of shares authorized for repurchase under the program was increased to up to 16 million, exclusive of any shares previously repurchased under the program during fiscal 2012.

2. New accounting pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance requiring an entity to present net income and other comprehensive income (OCI) in either a single continuous statement or in separate consecutive statements. The guidance does not change the items reported in OCI or when an item of OCI must be reclassified to net income. The guidance, which must be presented retrospectively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

3. Product warranty

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of March 31, 2012 and June 30, 2011 is immaterial to the financial position of the Company and the change in the accrual for the current and prior-year quarter and first nine months of fiscal 2012 and fiscal 2011 is immaterial to the Company’s results of operations and cash flows.

4. Earnings per share

The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2012 and 2011.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Numerator:
Net income attributable to common shareholders	$312,074	$279,589	$849,858	$756,940
Denominator:
Basic - weighted average common shares	151,017,910	162,160,426	151,472,380	161,711,394
Increase in weighted average common shares from dilutive effect of equity-based awards	3,926,336	4,529,921	3,432,169	3,559,088

Diluted - weighted average common shares, assuming exercise of equity-based awards	154,944,246	166,690,347	154,904,549	165,270,482

Basic earnings per share	$2.07	$1.72	$5.61	$4.68
Diluted earnings per share	$2.01	$1.68	$5.49	$4.58

For the three months ended March 31, 2012 and 2011, 74,554 and 33,129 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended March 31, 2012 and 2011, 764,508 and 2,046,685 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

5. Share repurchase program

The Company has a program to repurchase its common shares. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows and commercial paper borrowings, and the shares are initially held as treasury stock. During the three-month period ended March 31, 2012, the Company repurchased 235,046 shares at an average price, including commissions, of $85.09 per share. Fiscal year-to-date, the Company repurchased 4,850,573 shares at an average price, including commissions, of $68.44 per share.

6. Accounts receivable, net

The Accounts receivable, net caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2012	June 30, 2011
Accounts receivable, trade	$1,843,990	$1,780,137
Allowance for doubtful accounts	(13,235)	(10,472)
Non-trade accounts receivable	82,525	75,550
Notes receivable	148,221	132,641

Total	$2,061,501	$1,977,856

Accounts receivable, trade are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor.

7. Business realignment charges

To structure its businesses in light of current and anticipated customer demand, the Company incurred business realignment charges in fiscal 2012 and fiscal 2011.

Business realignment charges by business segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Industrial	$3,133	$5,310	$10,031	$9,747
Aerospace				320
Climate & Industrial Controls	192		340

Work force reductions by business segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Industrial	152	149	356	357
Aerospace				22
Climate & Industrial Controls	8		12

The charges primarily consist of severance costs related to plant closures as well as general work force reductions implemented by various operating units throughout the world. The business realignment charges for the three and nine months ended March 31, 2012 also included charges related to enhanced retirement benefits. The Company believes the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital. The charges are presented primarily in the Cost of sales caption in the Consolidated Statement of Income for the three and nine months ended March 31, 2012 and March 31, 2011. As of March 31, 2012, approximately $7 million in severance payments have been made relating to charges incurred during fiscal 2012, with the majority of the remaining payments expected to be made by June 30, 2012. All required severance payments have been made relating to charges incurred in fiscal 2011. Additional charges to be recognized in future periods related to the realignment actions described above are not expected to be material.

8. Equity

Changes in equity for the three months ended March 31, 2012 and March 31, 2011 are as follows (net of tax amounts relate to Shareholders’ Equity):

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2011	$5,158,126	$97,777	$5,255,903
Net income	312,074	615	312,689
Other comprehensive income (loss):
Foreign currency translation (net of tax of $3,983)	147,042	(27,101)	119,941
Retirement benefits plan activity (net of tax of $11,244)	19,096		19,096
Realized loss (net of tax of $25)	51		51

Total comprehensive income (loss)	478,263	(26,486)	451,777
Dividends paid	(59,015)	(560)	(59,575)
Stock incentive plan activity	28,912		28,912
Acquisition activity	(8,694)	(61,855)	(70,549)
Shares purchased at cost	(20,000)		(20,000)

Balance March 31, 2012	$5,577,592	$8,876	$5,586,468

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2010	$5,113,261	$101,332	$5,214,593
Net income	279,589	2,059	281,648
Other comprehensive income (loss):
Foreign currency translation (net of tax of $9,584)	124,570	(1,570)	123,000
Retirement benefits plan activity (net of tax of $11,516)	19,659		19,659
Realized loss (net of tax of $25)	52		52

Total comprehensive income	423,870	489	424,359
Dividends paid	(51,999)		(51,999)
Stock incentive plan activity	23,011		23,011
Shares purchased at cost	(26,235)		(26,235)

Balance March 31, 2011	$5,481,908	$101,821	$5,583,729

8. Equity, cont’d

Changes in equity for the nine months ended March 31, 2012 and March 31, 2011 are as follows (net of tax amounts relate to Shareholders’ Equity):

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance June 30, 2011	$5,383,854	$104,482	$5,488,336
Net income	849,858	3,332	853,190
Other comprehensive income (loss):
Foreign currency translation (net of tax of $15,583)	(204,717)	(25,609)	(230,326)
Retirement benefits plan activity (net of tax of $33,768)	56,392		56,392
Realized loss (net of tax of $75)	153		153

Total comprehensive income (loss)	701,686	(22,277)	679,409
Dividends paid	(171,106)	(7,500)	(178,606)
Stock incentive plan activity	68,744		68,744
Acquisition activity	(73,614)	(65,829)	(139,443)
Shares purchased at cost	(331,972)		(331,972)

Balance March 31, 2012	$5,577,592	$8,876	$5,586,468

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance June 30, 2010	$4,367,965	$91,435	$4,459,400
Net income	756,940	5,556	762,496
Other comprehensive income:
Foreign currency translation (net of tax of $27,071)	413,271	5,105	418,376
Retirement benefits plan activity (net of tax of $33,805)	57,721		57,721
Realized loss (net of tax of $93)	162		162

Total comprehensive income	1,228,094	10,661	1,238,755
Dividends paid	(142,631)	(275)	(142,906)
Stock incentive plan activity	84,715		84,715
Shares purchased at cost	(56,235)		(56,235)

Balance March 31, 2011	$5,481,908	$101,821	$5,583,729

9. Goodwill and intangible assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2012 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance June 30, 2011	$2,595,989	$98,914	$314,213	$3,009,116
Acquisitions	7,876	(192)		7,684
Foreign currency translation	(83,684)	(31)	(3,516)	(87,231)
Goodwill adjustments	(3,258)			(3,258)

Balance March 31, 2012	$2,516,923	$98,691	$310,697	$2,926,311

Acquisitions represent the original goodwill allocation and any changes in the purchase price for the acquisitions during the measurement period subsequent to the applicable acquisition dates.

Goodwill adjustments primarily represent final adjustments to the purchase price allocation for acquisitions during the measurement period subsequent to the applicable acquisition dates. The Company’s previously reported results of operations and financial position would not be materially different had the goodwill adjustments recorded during the first nine months of fiscal 2012 been reflected in the same reporting period that the initial purchase price allocations for those acquisitions were made.

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	March 31, 2012		June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$120,441	$65,547	$124,015	$61,061
Trademarks	310,722	127,882	319,158	116,995
Customer lists and other	1,244,312	385,740	1,251,271	338,666

Total	$1,675,475	$579,169	$1,694,444	$516,722

Total intangible amortization expense for the nine months ended March 31, 2012 was $81,559. The estimated amortization expense for the five years ending June 30, 2012 through 2016 is $100,529, $94,556, $90,943, $87,143 and $83,328, respectively.

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the nine months ended March 31, 2012.

10. Retirement benefits

Net pension benefit cost recognized included the following components:

	$137,544	$137,544	$137,544	$137,544
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Service cost	$21,350	$21,139	$63,974	$63,029
Interest cost	45,981	43,852	138,720	130,697
Expected return on plan assets	(50,225)	(49,196)	(150,495)	(147,130)
Amortization of prior service cost	3,505	3,137	10,512	9,463
Amortization of net actuarial loss	26,706	27,370	79,166	81,529
Amortization of initial net (asset)	(15)	(15)	(45)	(44)

Net pension benefit cost	$47,302	$46,287	$141,832	$137,544

Net postretirement benefit cost recognized included the following components:

	$137,544	$137,544	$137,544	$137,544
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Service cost	$183	$233	$545	$508
Interest cost	838	724	2,600	2,686
Net amortization and deferral and other	92	621	350	393

Net postretirement benefit cost	$1,113	$1,578	$3,495	$3,587

11. Income taxes

As of March 31, 2012, the Company had gross unrecognized tax benefits of $121,097, including $65,305 of additions for tax positions related to the current fiscal year. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $72,005. If recognized, a significant portion of the gross unrecognized tax benefits would be offset against an asset currently recorded in the Consolidated Balance Sheet. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $5,563.

The Company and its subsidiaries file income tax returns in the United States and in various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to examinations of its federal income tax returns by the United States Internal Revenue Service for fiscal years through 2010. All significant state, local and foreign tax returns have been examined for fiscal years through 2003. The Company does not anticipate that the total amount of gross unrecognized tax benefits will significantly change due to the settlement of examinations and the expiration of statutes of limitations within the next twelve months.

12. Financial instruments and fair value measurement

In May 2011, the FASB issued new accounting guidance to improve consistency with fair value measurement disclosure requirements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company’s fair value measurements and disclosures did not significantly change as a result of applying this new guidance.

The Company’s financial instruments consist primarily of cash and cash equivalents, long-term investments, and accounts receivable as well as obligations under accounts payable, trade, notes payable and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, accounts receivable, accounts payable, trade and notes payable approximate fair value. The carrying value of long-term debt (excluding leases) was $1,740,528 and $1,765,892 at March 31, 2012 and June 30, 2011, respectively, and was estimated to have a fair value of $1,966,552 and $1,902,221 at March 31, 2012 and June 30, 2011, respectively. The fair value of long-term debt was estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

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

Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value. Derivatives consist of costless collar and cross-currency swap contracts the fair value of which is calculated using market observable inputs including both spot and forward prices for the same underlying currencies. The fair value of the cross-currency swap contracts is calculated using a present value cash flow model that has been adjusted to reflect the credit risk of either the Company or the counterparty.

The following summarizes the location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet as of March 31, 2012 and June 30, 2011:

	Balance Sheet Caption	March 31, 2012	June 30, 2011
Net investment hedges
Cross-currency swap contracts	Other liabilities	$19,292	$36,582
Cash flow hedges
Costless collar contracts	Accounts receivable	3,180	638
Forward exchange contracts	Accounts receivable	2,615
Costless collar contracts	Other accrued liabilities	894	2,979

12. Financial instruments and fair value measurement, cont’d

The fair values at March 31, 2012 and June 30, 2011 are classified within level 2 of the fair value hierarchy. There are no other financial assets or financial liabilities that are marked to market on a recurring basis. Fair values are transferred between levels of the fair value hierarchy when facts and circumstances indicate that a change in the method of estimating the fair value of a financial asset or financial liability is warranted.

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

Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Forward exchange contracts	$11,031	$	$(3,557)	$19,048
Costless collar contracts	(1,252)	(1,212)	4,598	(5,766)

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Cross-currency swap contracts	$(6,633)	$(7,317)	$10,682	$(18,894)
Foreign denominated debt	(1,268)	(8,353)	15,397	(44,687)

There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor was any portion of these financial instruments excluded from the effectiveness testing, during the nine months ended March 31, 2012 and 2011.

PARKER-HANNIFIN CORPORATION

FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

AND COMPARABLE PERIODS ENDED MARCH 31, 2011

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

A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. The PMI at the end of March 2012 for the United States, the Eurozone countries and China was 53.4, 47.7 and 48.3, respectively. Since June 30, 2011 and December 31, 2011, the PMI for China has decreased, while the PMI for the United States and the Eurozone countries have declined since June 30, 2011 but have increased since December 31, 2011.

Global aircraft miles flown have increased approximately three percent from the comparable fiscal 2011 level and global revenue passenger miles have increased approximately four percent from the comparable fiscal 2011 level. The Company anticipates that U.S. Department of Defense spending with regards to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2012 will be slightly up from the comparable fiscal 2011 level.

Housing starts in March 2012 were approximately 10 percent higher than housing starts in March 2011 and remained at essentially the same level of housing starts in December 2011.

The Company remains focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company continues to generate substantial cash flows from operations, has controlled capital spending and has proactively managed working capital. The Company has been able to borrow funds at affordable interest rates and had a debt to debt-shareholders’ equity ratio of 24.3 percent at March 31, 2012 compared to 25.2 percent at December 31, 2011 and 24.7 percent at June 30, 2011.

The Company believes many opportunities for profitable growth are available. The Company intends to focus primarily on business opportunities in the areas of energy, water, agriculture, environment, defense, life sciences, infrastructure and transportation.

The Company believes it can meet its strategic objectives by:

•	Serving the customer;

•	Empowering its employees to become successful in its lean enterprise and fostering an entrepreneurial culture;

•	Successfully executing its Win Strategy initiatives relating to premier customer service, financial performance and profitable growth;

•	Engineering innovative systems and products to provide superior customer value through improved service, efficiency and productivity;

•	Delivering products, systems and services that have demonstrable savings to customers and are priced by the value they deliver;

•	Maintaining its decentralized division and sales company structure;

•	Acquiring strategic businesses;

•	Organizing around targeted regions, technologies and markets; and

•	Advancing business practices to achieve corporate sustainability goals.

During the first nine months of fiscal 2012, the Company completed three acquisitions and purchased the outstanding shares not previously owned by the Company in two majority-owned subsidiaries. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. The Company will also continue to assess its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.

The discussion below is structured to separately discuss the Consolidated Statement of Income, Results by Business Segment, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2012	2011	2012	2011
Net sales	$3,393.6	$3,240.1	$9,734.3	$8,936.0
Gross profit	$803.2	$777.0	$2,348.2	$2,139.3
Gross profit margin	23.7%	24.0%	24.1%	23.9%
Selling, general and administrative expenses	$377.5	$375.1	$1,132.6	$1,054.3
Selling, general and administrative expenses, as a percent of sales	11.1%	11.6%	11.6%	11.8%
Interest expense	$22.3	$24.6	$69.3	$74.9
Other expense (income), net	$2.6	$(12.4)	$(5.1)	$(22.2)
Effective tax rate	22.0%	27.7%	25.9%	26.1%
Net income	$312.7	$281.6	$853.2	$762.5
Net income, as a percent of sales	9.2%	8.7%	8.8%	8.5%

Net sales increased 4.7 percent for the current-year quarter and 8.9 percent for the first nine months of fiscal 2012, over the comparable prior-year net sales amounts. The increase in net sales for the current-year quarter reflects higher sales in both the Industrial North American businesses and the Aerospace Segment. The increase in net sales for the first nine months of fiscal 2012 reflects higher sales in the Industrial North American businesses and the Aerospace Segment as well as the Industrial International businesses. Acquisitions made in the last 12 months contributed approximately $7 million and $39 million in sales in the current-year quarter and first nine months of fiscal 2012, respectively. The effect of currency rate changes decreased net sales by approximately $42 million in the current-year quarter and increased net sales by approximately $44 million for the first nine months of fiscal 2012.

Gross profit margin declined slightly in the current-year quarter from the comparable prior-year period primarily due to operating inefficiencies in the Industrial International businesses and higher engineering development costs in the Aerospace Segment. Gross profit margin for the first nine months of fiscal 2012 improved from the first nine months of fiscal 2011 due to a combination of the higher sales volume in the Industrial North American businesses, resulting in operating efficiencies, as well as favorable product mix in the Aerospace Segment.

Selling, general and administrative expenses increased for the first nine months of fiscal 2012 over the comparable prior period primarily due to the higher sales volume as well as higher expenses associated with the Company’s incentive and deferred compensation programs.

Interest expense for the current-year quarter and first nine months of fiscal 2012 decreased from the comparable prior-year periods primarily due to lower average debt outstanding.

Other expense (income), net for the prior-year quarter and first nine months of fiscal 2011 included income of $14.6 million related to insurance recoveries.

Effective tax rate for the current-year quarter was lower than the prior-year quarter primarily due to discrete tax items in the current-year quarter having a more favorable impact on the tax rate than those recorded in the prior-year quarter. The discrete tax items in both periods relate primarily to the settlement of tax audits. The Company expects the effective tax rate for fiscal 2012 will be approximately 27 percent.

RESULTS BY BUSINESS SEGMENT

Industrial Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2012	2011	2012	2011
Net sales
North America	$1,315.4	$1,178.7	$3,703.5	$3,289.1
International	1,286.8	1,293.0	3,794.7	3,533.3
Operating income
North America	227.0	189.5	646.0	538.3
International	$195.1	$199.8	$569.2	$551.4
Operating margin
North America	17.3%	16.1%	17.4%	16.4%
International	15.2%	15.5%	15.0%	15.6%
Backlog	$1,887.8	$1,855.8	$1,887.8	$1,855.8

The Industrial Segment operations experienced the following percentage changes in net sales in the current-year period compared to the comparable prior-year period:

	Period Ending March 31
	Three Months	Nine Months
Industrial North America – as reported	11.6%	12.6%
Acquisitions	0.3%	0.6%
Currency	(0.3)%	(0.1)%

Industrial North America – without acquisitions and currency	11.6%	12.1%

Industrial International – as reported	(0.5)%	7.4%
Acquisitions	0.3%	0.5%
Currency	(2.7)%	1.3%

Industrial International – without acquisitions and currency	1.9%	5.6%

Total Industrial Segment – as reported	5.3%	9.9%
Acquisitions	0.3%	0.6%
Currency	(1.6)%	0.6%

Total Industrial Segment – without acquisitions and currency	6.6%	8.7%

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

Excluding the effects of acquisitions and changes in currency exchange rates, the increase in Industrial North American sales for the current-year quarter and first nine months of fiscal 2012 from the comparable prior-year periods is primarily the result of higher demand from distributors and end-users in a number of markets, particularly in the heavy-duty truck, construction equipment, oil and gas, farm and agriculture equipment and machine tool markets. The increase in Industrial International sales for the current-year quarter and first nine months of fiscal 2012 from the comparable prior-year periods is primarily attributable to higher volume across most markets in all regions with the largest increase in volume experienced in Europe.

The increase in operating margins in the Industrial North American businesses for the current-year quarter and first nine months of fiscal 2012 from the comparable prior-year periods is primarily due to the higher sales volume, resulting in operating efficiencies. The decrease in operating margins in the Industrial International businesses for the current-year quarter and first nine months of fiscal 2012 from the comparable prior-year periods is primarily due to operating inefficiencies resulting from a decline in the rate of sales growth between the current year and comparable prior-year periods, especially in Europe and the Asia Pacific region.

Included in Industrial North American operating income are business realignment charges of $2.0 million and $0.6 million for the current-year quarter and prior-year quarter, respectively, and $3.0 million and $4.1 million for the first nine months of fiscal 2012 and fiscal 2011, respectively. Included in Industrial International operating income are business realignment charges of $1.1 million and $4.7 million for the current-year quarter and prior-year quarter, respectively, and $7.0 million and $5.7 million for the first nine months of fiscal 2012 and fiscal 2011, respectively. The business realignment charges consist primarily of severance costs resulting from plant closures as well as general reductions in work force. The Industrial North American business realignment charges for the current-year quarter also include expenses associated with enhanced retirement benefits. The Company does not anticipate that cost savings realized from the work force reductions taken during the first nine months of fiscal 2012 will have a material impact on future operating margins. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Industrial Segment. Such actions may include the necessity to record additional business realignment charges in fiscal 2012, the timing and amount of which has not been finalized.

The increase in backlog from the prior-year quarter is primarily due to higher order rates in the Industrial North American businesses more than offsetting lower order rates in the Industrial International businesses, primarily in the Asia Pacific region. The decline in backlog from the June 30, 2011 amount of $1,907.0 million is primarily due to lower order rates in virtually all of the Industrial International businesses more than offsetting higher order rates in the Industrial North American businesses. The Company anticipates Industrial North American sales for fiscal 2012 will increase between 11.0 percent and 11.5 percent from the fiscal 2011 level and Industrial International sales for fiscal 2012 will increase between 3.3 percent and 4.1 percent from the fiscal 2011 level. Industrial North American operating margins in fiscal 2012 are expected to range from 17.3 percent to 17.5 percent and Industrial International operating margins are expected to range from 14.9 percent to 15.1 percent.

Aerospace Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2012	2011	2012	2011
Net sales	$542.8	$503.8	$1,536.8	$1,400.1
Operating income	$65.9	$69.0	$204.8	$176.4
Operating margin	12.1%	13.7%	13.3%	12.6%
Backlog	$1,925.7	$1,755.3	$1,925.7	$1,755.3

The increase in net sales in the Aerospace Segment for the current-year quarter and first nine months of fiscal 2012 from the comparable prior-year periods is primarily due to higher volume in both the commercial original equipment manufacturer (OEM) and aftermarket businesses as well as higher volume in both the military OEM and aftermarket businesses. The lower margins in the current-year quarter compared to the prior-year quarter were primarily due to the benefits from the higher sales volume being more than offset by higher engineering development costs. Margins for the first nine months of fiscal 2012 were higher compared to the prior-year first nine months primarily due to the higher sales volume and a favorable product mix.

The increase in backlog from the prior-year quarter and the June 30, 2011 amount of $1,702.3 million is primarily due to higher order rates in both the commercial and military OEM businesses as well as the military aftermarket business. For fiscal 2012, sales are expected to increase between 8.0 percent and 9.0 percent from the fiscal 2011 level and operating margins are expected to range from 13.2 percent to 13.4 percent. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.

Climate & Industrial Controls Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2012	2011	2012	2011
Net sales	$248.7	$264.5	$699.3	$713.6
Operating income	$23.2	$22.6	$52.8	$53.6
Operating margin	9.3%	8.5%	7.6%	7.5%
Backlog	$178.0	$189.6	$178.0	$189.6

The Climate & Industrial Controls (CIC) Segment operations experienced the following percentage changes in net sales in the current-year period compared to the comparable prior-year period:

	Period Ending March 31
	Three Months	Nine Months
CIC Segment – as reported	(6.0)%	(2.0)%
Acquisitions	0.0%	0.1%
Currency	(0.9)%	0.1%

CIC Segment – without acquisitions and currency	(5.1)%	(2.2)%

The above presentation reconciles the percentage changes in net sales of the Climate & Industrial Controls Segment operations reported in accordance with U.S. GAAP to percentage changes in net sales adjusted to remove the effects of acquisitions made within the prior four fiscal quarters as well as the effects of currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.

Excluding the effects of acquisitions and changes in currency exchange rates, the decrease in net sales in the Climate & Industrial Controls Segment for the current-year quarter and first nine months of fiscal 2012 from the comparable prior-year periods is primarily due to lower end-user demand in the residential air conditioning market partially offset by higher end-user demand in the heavy-duty truck and automotive markets. Operating margins in both the current-year quarter and first nine months of fiscal 2012 were higher from the comparable prior-year periods primarily due to spending control efforts more than offsetting the impact of the decrease in sales volume. Business realignment charges recorded by the Climate & Industrial Controls Segment in fiscal 2012 and fiscal 2011 were not significant. The Company may take further actions to structure appropriately the operations of the Climate & Industrial Controls Segment. Such actions may include the necessity to record business realignment charges in fiscal 2012.

For fiscal 2012, sales are expected to decrease between 3.9 percent and 2.8 percent from the fiscal 2011 level and operating margins are expected to range from 8.0 percent to 8.2 percent, reflecting continued spending control efforts.

Corporate general and administrative expenses

Corporate general and administrative expenses were $38.4 million in the current-year quarter compared to $41.7 million in the prior-year quarter and were $142.5 million for the first nine months of fiscal 2012 compared to $112.7 million for the first nine months of fiscal 2011. As a percent of sales, corporate general and administrative expenses for the current-year quarter were 1.1 percent compared to 1.3 percent for the prior-year quarter and were 1.5 percent and 1.3 percent for the first nine months of fiscal 2012 and fiscal 2011, respectively. The lower expenses for the current-year quarter are primarily due to market value fluctuations related to investments associated with the Company’s deferred compensation program more than offsetting an increase in incentive compensation expenses. The higher expenses for the first nine months of fiscal 2012 are primarily due to higher deferred and incentive compensation expenses.

Other expense (in the Business Segment Results) included the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2012	2011	2012	2011
Expense (income)
Currency transaction	$8.4	$(3.1)	$4.3	$(0.9)
Stock-based compensation	9.5	9.2	37.3	42.4
Pensions	17.8	17.6	53.7	54.6
Asset sales and writedowns	(1.6)	.9	(2.9)	(2.0)
Other items, net	15.6	.2	17.2	5.7

	$49.7	$24.8	$109.6	$99.8

Included in Other items, net in the prior-year quarter and first nine months of fiscal 2011 was income of $14.6 million related to insurance recoveries.

CONSOLIDATED BALANCE SHEET

(dollars in millions)	March 31, 2012	June 30, 2011
Accounts receivable, net	$2,061.5	$1,977.9
Inventories	1,429.0	1,412.2
Notes payable	273.9	75.3
Shareholders’ equity	5,577.6	5,383.9
Noncontrolling interests	8.9	104.5
Working capital	$2,008.0	$1,914.2
Current ratio	1.81	1.80

Accounts receivable, net is primarily receivables due from customers for sales of product ($1,844 million at March 31, 2012 and $1,780 million at June 30, 2011). Days sales outstanding relating to trade accounts receivable was 50 days at March 31, 2012 and 48 days at June 30, 2011. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.

Inventories increased $17 million ($55 million excluding the effect of foreign currency translation of $38 million) primarily in the Industrial North American businesses and Aerospace Segment, in response to positive order trends. Days’ supply of inventory was 57 days at March 31, 2012 and 55 days at June 30, 2011.

Notes payable at March 31, 2012 included $225 million of long-term debt repayable within one year.

Shareholders’ equity activity during the first nine months of fiscal 2012 included a decrease of approximately $332 million related to share repurchases, a decrease of approximately $74 million related to the acquisition of the remaining ownership interest in two majority-owned subsidiaries, and a decrease of approximately $205 million related to foreign currency translation adjustments, primarily affecting Accounts receivable, Inventories, Plant and equipment, Goodwill, Intangible assets, Accounts payable, trade, Other accrued liabilities, and Long-term debt.

Noncontrolling interests decreased from June 30, 2011 primarily as a result of the Company’s purchase of outstanding shares not previously owned by the Company in two majority-owned subsidiaries.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended March 31,
(in millions)	2012	2011
Cash provided by (used in):
Operating activities	$1,006.5	$799.9
Investing activities	(185.9)	(203.1)
Financing activities	(590.8)	(123.7)
Effect of exchange rates	(113.8)	59.3
Net increase in cash and cash equivalents	$116.0	$532.4

Cash flows from operating activities increased compared to the first nine months of fiscal 2011 primarily due to a lower amount of cash used for working capital needs, especially Accounts receivable and Inventory, as well as an increase in Net income. The Company continues to focus on managing its inventory and other working capital requirements. The Company made a $200 million voluntary contribution to its domestic qualified defined benefit pension plan during the first nine months of fiscal 2011.

Cash flows used in financing activities in fiscal 2012 included the repurchase of approximately 4.9 million common shares for $332 million as compared to the repurchase of approximately 0.7 million common shares for $56 million in the prior year. During the first nine months of fiscal 2012, the Company purchased the outstanding shares not previously owned by the Company in two majority- owned subsidiaries. Cash flow activities in the current-year include a borrowing and a repayment, each for 6 billion Japanese Yen (approximately $73 million), under the terms of separate credit facilities. Cash flow activities in the prior year included the issuance of $300 million aggregate principal amount of Medium-Term Notes and payments of approximately $257 million related to the Euro bonds which matured in November 2010.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-shareholders’ equity of no more than 37 percent.

(dollars in millions) Debt to Debt-Shareholders’ Equity Ratio	March 31, 2012	June 30, 2011
Debt	$1,789	$1,766
Debt & Shareholders’ equity	$7,367	$7,150
Ratio	24.3%	24.7%

The Company has a line of credit totaling $1,500 million through a multi-currency revolving credit agreement with a group of banks, of which $1,452 million was available as of March 31, 2012. The credit agreement expires in March 2016; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. A portion of the credit agreement supports the Company’s commercial paper note program, which is rated A-1 by Standard & Poor’s, P-1 by Moody’s and F-1 by Fitch Ratings. These ratings are considered investment grade. The revolving credit agreement requires the payment of an annual facility fee, the amount of which would increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

The Company is currently authorized to sell up to $1,350 million of short-term commercial paper notes. As of March 31, 2012, $48 million of commercial paper notes were outstanding and the largest amount of commercial paper notes outstanding during the third quarter of fiscal 2012 was $692 million.

During the current-year quarter, the Company entered into a five-year JPY (Japanese Yen) 6 billion credit facility. Based on the Company’s rating level at March 31, 2012, the credit facility bears interest of JPY LIBOR (reset semi-annually) plus 55 basis points. Interest is paid semi-annually and any principal borrowings are due to be repaid in March 2017. The Company borrowed the full JPY 6 billion during the current-year quarter, equivalent to approximately $73 million as of March 31, 2012, and used the funds to repay the balance due on the Company’s previous JPY credit facility.

The Company’s credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at March 31, 2012, the most restrictive financial covenant provides that the ratio of secured debt to net tangible assets be less than 10 percent. However, the Company currently does not have secured debt in its debt portfolio. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

The Company’s principal sources of liquidity are its cash flows provided from operating activities and borrowings either from or directly supported by its line of credit. The Company’s ability to borrow has not been affected by a lack of general credit availability and the Company does not foresee any impediments to borrow funds at favorable interest rates in the near future. The Company expects that its ability to generate cash from its operations and ability to borrow directly from its line of credit or sources directly supported by its line of credit should be sufficient to support working capital needs, planned growth, repayment of maturing debt, benefit plan funding, dividend payments and share repurchases in the near term.

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

The results of the Company’s fiscal 2012 annual goodwill impairment test performed as of December 31, 2011 indicated that no goodwill impairment existed and all reporting units had an estimated fair value that the Company determined, from a quantitative or qualitative perspective, was significantly in excess of their carrying value.

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

Long-lived assets held for use, which primarily includes finite lived intangible assets and property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their net carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. During the first nine months of fiscal 2012, there were no events or circumstances that indicated that the net carrying value of the Company’s long-lived assets held for use was not recoverable.

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

Among other factors which may affect future performance are:

•

changes in business relationships with and purchases by or from major customers, suppliers or distributors, including delays or cancellations in shipments, disputes regarding contract terms or significant changes in financial condition, changes in contract cost and revenue estimates for new development programs, and changes in product mix,

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

Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value. Further information on the fair value of these contracts is provided in Note 12 to the Consolidated Financial Statements. Gains or losses on derivatives that are not hedges are adjusted to fair value through the Consolidated Statement of Income. Gains or losses on derivatives that are hedges are adjusted to fair value through accumulated other comprehensive income (loss) in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The translation of the foreign denominated debt that has been designated as a net investment hedge is recorded in accumulated other comprehensive income (loss) and remains there until the underlying net investment is sold or substantially liquidated.

The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the third quarter of fiscal 2012. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.
(b)	Use of Proceeds. Not applicable.
(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 through January 31, 2012	79,800	$80.41	79,800	10,376,473
February 1, 2012 through February 29, 2012	75,300	$86.62	75,300	10,301,173
March 1, 2012 through March 31, 2012	79,946	$88.26	79,946	10,221,227
Total:	235,046	$85.07	235,046	10,221,227

(1)	On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3.0 million shares of its common stock. From time to time, the Board of Directors has adjusted the number of shares authorized for repurchase under this program. On August 3, 2011, the Board of Directors of the Company approved an increase in the number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was equal to 15 million. Subject to this overall limitation, each fiscal year the Company is authorized to repurchase an amount of common shares equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. On April 19, 2012, the Board of Directors of the Company modified the repurchase program such that for the fourth quarter of fiscal year 2012 the fiscal year limitation was eliminated and the number of shares authorized for repurchase under the program was increased to up to 16 million, exclusive of any shares previously repurchased under the program during fiscal year 2012. There is no expiration date for this program.

ITEM 6. Exhibits.

The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

10(a)	Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan.*

12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2012.*

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended March 31, 2012 and 2011, (ii) Consolidated Statement of Income for the nine months ended March 31, 2012 and 2011, (iii) Consolidated Balance Sheet at March 31, 2012 and June 30, 2011, (iv) Consolidated Statement of Cash Flows for the nine months ended March 31, 2012 and 2011 and (v) Notes to Consolidated Financial Statements for the nine months ended March 31, 2012.

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

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Jon P. Marten
Jon P. Marten
Executive Vice President - Finance and Administration and Chief Financial Officer

Date: May 9, 2012

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10(a)	Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan.*

12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2012.*

31(i)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(i)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended March 31, 2012 and 2011, (ii) Consolidated Statement of Income for the nine months ended March 31, 2012 and 2011, (iii) Consolidated Balance Sheet at March 31, 2012 and June 30, 2011, (iv) Consolidated Statement of Cash Flows for the nine months ended March 31, 2012 and 2011 and (v) Notes to Consolidated Financial Statements for the nine months ended March 31, 2012.

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