Form 10-K
period 2012-06-30
PARKER HANNIFIN CORP
filed 2012-08-24
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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
Yes  ☐    No  ☒
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2011, excluding, for purpose of this computation only, stock holdings of the Registrant’s Directors and Officers: $11,403,595,331.
The number of Common Shares outstanding on July 31, 2012 was 149,443,661.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference:

(1)	Annual Report to Shareholders of the Company for the fiscal year ended June 30, 2012 is incorporated by reference into Parts I and II hereof.

(2)	Definitive Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders to be held on October 24, 2012 is incorporated by reference into Part III hereof.

PARKER-HANNIFIN CORPORATION
FORM 10-K
Fiscal Year Ended June 30, 2012
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
The Company’s manufacturing, service, sales, distribution and administrative facilities are located in 38 states within the United States and in 47 other countries. The Company’s technologies and systems are used in the products of its three principal business segments: Industrial; Aerospace; and Climate & Industrial Controls. The Company’s products are sold as original and replacement equipment through sales and distribution centers worldwide. The Company markets its products through direct-sales employees, independent distributors and sales representatives. Parker products are supplied to approximately 465,000 customers in virtually every significant manufacturing, transportation and processing industry. For the fiscal year ended June 30, 2012, total net sales were $13.1 billion. Industrial Segment products accounted for 77%, Aerospace Segment products accounted for 16%, and Climate & Industrial Controls Segment products accounted for 7% of those net sales.
Markets
The Company’s technologies and systems are used throughout various industries and in various applications. The approximately 465,000 customers who purchase the Company’s products are found throughout virtually every significant manufacturing, transportation and processing industry. No single customer accounted for more than 3% of the Company’s total net sales for the fiscal year ended June 30, 2012.
Industrial Segment. Sales of Industrial Segment products are made primarily to original equipment manufacturers and their replacement markets in virtually all major manufacturing, transportation and processing industries. The major markets for products of the Industrial Segment are listed below by Group:

Automation Group:	• Converting and packaging • Factory automation • Food production machinery • Life sciences and medical • Material handling • Paper machinery	• Primary metals • Renewable energy • Robotics • Safety and security • Semiconductor and electronics • Transportation and mobile

Filtration Group:	• Food and beverage • Industrial machinery • Life sciences • Marine • Mobile equipment	• Oil and gas • Power generation • Renewable energy • Transportation • Water purification

Fluid Connectors Group:	• Aerial lift • Agriculture • Bulk chemical handling • Construction machinery • Food and beverage • Fuel and gas delivery • Industrial machinery	• Life sciences • Marine • Mining • Mobile equipment • Oil and gas • Renewable energy • Transportation

Hydraulics Group:	• Aerial lift • Agriculture • Construction machinery • Factory automation • Forestry • Industrial machinery • Machine tool	• Marine • Material handling • Mining • Oil and gas • Power generation • Renewable energy • Truck hydraulics

Instrumentation Group:	• Alternative fuels • Bio pharmaceuticals • Chemical and refining • Food and beverage • Life sciences	• Marine • Microelectronics • Oil and gas • Power generation • Water/wastewater

Seal Group:	• Aerospace • Chemical processing • Consumer • Fluid power • General industrial • Information technology • Life sciences	• Microelectronics • Military • Oil and gas • Power generation • Renewable energy • Telecommunications • Transportation

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

Climate & Industrial Controls Segment. Sales of Climate & Industrial Controls Segment products are made primarily to original equipment manufacturers and their replacement markets. The major markets for products of the Climate & Industrial Controls Segment are listed below:

• Agriculture • Air conditioning • Construction Machinery • Food and beverage • Industrial and commercial refrigeration • Industrial machinery	• Life sciences • Oil and gas • Process • Supermarkets • Transportation

Principal Products and Methods of Distribution
Although the Company offers hundreds of thousands of individual products, no single product contributed more than 1% to the Company’s total net sales for the fiscal year ended June 30, 2012. Listed below are some of the Company’s principal products.
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

Filtration Group: filters, systems and diagnostics solutions to monitor and remove contaminants from fuel, air, oil, water and other liquids and gases, including:

• Analytical gas generators • Compressed air and gas filters and dryers • Condition monitoring devices • Engine air, fuel and oil filtration and systems
•    Hydraulic, lubrication and coolant filters
•    Nitrogen, hydrogen and purified air generators
•    Process, chemical, water and microfiltration filters
•    Water desalinization and purification filters/systems

Fluid Connectors Group: connectors which control, transmit and contain fluid, including:

• Connectors for low pressure fluid conveyance • Deep sea umbilicals • Diagnostic equipment • Hose couplings • Industrial hose • Mooring systems and power cables	• PTFE hose and tubing • Quick couplings • Check valves • Rubber and thermoplastic hose • Tube fittings and adapters • Tubing and plastic fittings

Hydraulics Group: hydraulic components and systems for builders and users of industrial and mobile machinery and equipment, including:

• Accumulators • Cartridge valves • Hybrid drives • Hydraulic transmissions • Hydraulic cylinders • Hydraulic motors and pumps • Hydraulic systems	• Hydraulic valves and controls • Hydrostatic steering units • Integrated hydraulic circuits • Power take-off equipment • Power units • Rotary actuators • Sensors, displays and controls

Instrumentation Group: high quality critical flow components for process instrumentation, healthcare and ultra-high-purity applications, including:

•    Analytical sample conditioning products and systems

•    Chemical injection fittings and valves

•    Fluoropolymer chemical delivery fittings, valves and pumps
•    High pressure fittings, valves, pumps and reactor systems

•    High-purity gas delivery fittings, valves, regulators and digital flow controllers

•    Process analyzers
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

Industrial Segment products include standard products, as well as custom products which are engineered and produced to original equipment manufacturers’ specifications for application to particular end products. Both standard and custom products are also used in the replacement of original products. Industrial Segment products are marketed primarily through field sales employees and approximately 12,300 independent distributor locations throughout the world.
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
The Aerospace Segment also offers complete hydraulic systems and components, including:

• Accumulators • Automatic bleed valves • Electrohydraulic servo valves • Electronic controllers and software • Engine-driven pumps • Filtration manifolds • Hydraulic power packs	• Integration packages • Motor pumps • Power transfer units • Reservoirs • Selector valves • Thrust-reverser systems • Utility actuators

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
The Aerospace Segment also produces various engine systems and components, including:

• Pneumatic subsystems • Low-pressure pneumatic controls • Engine starter systems • Fuel valves and manifolds • Heat management • Engine bleed control and anti-ice systems
•    Electronic control and monitoring computers

•    Fuel and pneumatic filtration

•    Fluid conveyance systems and engine build units
•    Motor-driven and hydraulic pumps
•    Oil and lubrication pumps and equipment
•    Thrust reverser actuation

The Aerospace Segment also offers electronic thermal management heat rejection systems and single-phase and two-phase heat collection systems for radar, ISAR, and power electronics.
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
Climate & Industrial Controls Segment. The principal products of the Company’s Climate & Industrial Controls Segment consist of systems and components for use primarily in the mobile and stationary refrigeration and air conditioning industry, and systems and components for use in fluid control applications in a wide variety of industries, including processing, fuel dispensing, beverage dispensing and mobile emissions. These products include:

• Accumulators • CO2 controls • Electronic controllers • Filter driers • Hand shut-off valves • Heat exchangers • Hose and fittings	• Precision cooling • Pressure regulating valves • Refrigerant distributors • Safety relief valves • Solenoid valves • Thermostatic expansion valves

Climate & Industrial Controls Segment products are marketed primarily through field sales employees and independent distributors and wholesalers throughout the world.
Competition
The Company’s business operates in highly competitive markets and industries. The Company offers its products over numerous, varied markets through its 137 divisions operating in 48 countries and consequently has hundreds of competitors when viewed across its various markets and product offerings. The Company’s competitors include U.S. and non-U.S. companies. These competitors and the degree of competition vary widely by product lines, end markets, geographic scope and/or geographic locations. Although each of the Company’s segments has numerous competitors, given the Company’s market and product breadth, no single competitor competes with the Company with respect to all products manufactured and sold by the Company.
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
In the Aerospace Segment, the Company has developed alliances with key customers based on the Company’s advanced technological and engineering capabilities, superior performance in quality, delivery, and service, and price competitiveness, which has enabled the Company to obtain significant original equipment business on new aircraft programs for its systems and components and to thereby obtain the follow-on repair and replacement business for these programs. Although the Company believes that it is one of the market leaders in most of the major markets for its most significant Aerospace Segment products, the Company’s primary global competitors for the most significant Aerospace Segment products include Honeywell Inc., Goodrich Corporation, Hamilton Sundstrand, GE Aviation (formerly Smiths Aerospace), Eaton Corporation, Moog Inc., Woodward Governor Company and Zodiac Aerospace SA.
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
The Company believes that its platform utilizing nine core technologies which consist of aerospace, electromechanical, filtration, fluid handling, hydraulics, pneumatics, process control, refrigeration, and sealing and shielding is a positive factor in its ability to compete effectively with both large and small competitors. For each of its segments, the Company believes that the following factors also contribute to its ability to compete effectively:

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
Total research and development costs relating to the development of new products and services and the improvement of existing products and services amounted to $365.7 million in fiscal year 2012, $359.5 million in fiscal year 2011, and $316.2 million in fiscal year 2010. These amounts include costs incurred by the Company related to independent research and development initiatives as well as costs incurred in connection with research and development contracts. Costs incurred in connection with research and development contracts and included in the total research and development costs reported above for each of the respective fiscal years 2012, 2011 and 2010 were $43.7 million, $61.3 million, and $40.3 million, respectively.
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
Backlog and Seasonal Nature of Business
The Company’s backlog by business segment for the past two fiscal years, as set forth on pages 13-4 to 13-6 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference. The Company’s backlog was $3.8 billion at June 30, 2012 and June 30, 2011. Approximately 85% of the Company’s backlog at June 30, 2012 is scheduled for delivery in the succeeding twelve months. The Company’s business is generally not seasonal in nature.
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
As of June 30, 2012, the Company was involved in environmental remediation at various United States and non-U.S. manufacturing facilities presently or formerly operated by the Company and had been named as a “potentially responsible party,” along with other companies, at off-site waste disposal facilities and regional sites.
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
As of June 30, 2012, the Company had a reserve of $11.9 million for environmental matters that were probable and reasonably estimable. This reserve was recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.
The Company’s estimated total liability for the above mentioned sites ranges from a minimum of $11.9 million to a maximum of $71.5 million. The largest range of the estimated total liability for any one site is approximately $6.1 million. The actual costs to be incurred by the Company will be dependent on final determination of contamination and required remedial action, negotiations with governmental authorities with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies, effectiveness of remedial technologies employed, the ability of the other responsible parties to pay, and any insurance or other third-party recoveries.

Energy Matters and Sources and Availability of Raw Materials
The Company’s primary energy source for each of its business segments is electric power. While the Company cannot predict future costs of electric power, the primary source for production of the required electric power will be coal from substantial, proven coal reserves available to electric utilities. The Company is subject to governmental regulations in regard to energy supplies in the United States and elsewhere. To date, the Company has not experienced any significant disruptions of its operations due to energy curtailments.
Steel, brass, copper, aluminum, nickel, rubber and thermoplastic materials and chemicals are the principal raw materials used by the Company. These materials are available from numerous sources in quantities sufficient to meet the requirements of the Company.
Employees
The Company employed approximately 59,300 persons as of June 30, 2012, of whom approximately 31,180 were employed by foreign subsidiaries.
Business Segment Information
The Company’s net sales, segment operating income and assets by business segment and net sales and long-lived assets by geographic area for the past three fiscal years, as set forth on pages 13-13 to 13-14 of Exhibit 13 to this Annual Report on Form 10-K, are incorporated into this section by reference.
Acquisitions
During fiscal year 2012, the Company completed four acquisitions as set forth on pages 13-20 to 13-21 of Exhibit 13 to this Annual Report on Form 10-K, which is incorporated into this section by reference.

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

•	changes in product mix;

•	changes in the market acceptance of the Company’s products;

•	increased competition in the markets the Company serves;

•	declines in the general level of industrial production; and

•	declines in the availability, or increases in the prices, of raw materials.
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
The Company’s net sales derived from customers outside the United States were approximately 45% in fiscal 2012, 46% in fiscal 2011 and 45% in fiscal 2010. In addition, many of the Company’s manufacturing operations and suppliers are located outside the United States. The Company expects net sales from non-U.S. markets to continue to represent a significant portion of its total net sales. The Company’s non-U.S. operations are subject to risks in addition to those facing its domestic operations, including:

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
In addition, increased worldwide focus on climate change issues has led to recent legislative and regulatory efforts to limit greenhouse gas emissions, including regulation of such emissions through a “cap-and-trade” system globally. Regulation of greenhouse gas emissions and other climate changes concerns could subject the Company to additional costs and restrictions, including increased energy and raw material costs. Until definitive regulations are adopted, the Company is not able to predict how such regulations would affect the Company’s business, operations or financial results.
The Company may be subject to more stringent environmental laws in the future. If more stringent environmental laws are enacted in the future, these laws could have a material adverse effect on the Company’s business, results of operations and financial condition.
The Company may be subject to risks relating to increasing costs of certain employee and retiree benefits.
The funding requirements and the amount of expenses recorded for the Company’s defined benefit pension plans are dependent on changes in market interest rates and the value of plan assets, which are dependent on actual plan asset returns. Significant changes in market interest rates and decreases in the fair value of plan assets and investment losses on plan assets would increase funding requirements and expenses and may adversely impact the Company’s future results of operations.
The Company absorbs a portion of healthcare costs for its employees. If healthcare costs rise significantly and the Company continues to absorb the majority of these costs, these increasing costs may adversely impact the Company's future results of operations.
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

ITEM 1B. Unresolved Staff Comments. None.

ITEM 1C. Executive Officers of the Registrant.
The Company’s Executive Officers as of August 15, 2012 were as follows:

Name	Position	Officer Since(1)	Age as of 8/15/2012
Donald E. Washkewicz	Chairman of the Board, Chief Executive Officer and President	1997	62
Jon P. Marten	Executive Vice President – Finance & Administration and Chief Financial Officer	2008	56
Lee C. Banks	Executive Vice President and Operating Officer	2001	49
Robert P. Barker	Executive Vice President and Operating Officer	2003	62
Daniel S. Serbin	Executive Vice President – Human Resources	2005	58
Thomas L. Williams	Executive Vice President and Operating Officer	2005	53
Robert W. Bond	Vice President and President – Fluid Connectors Group	2000	54
Yoon “Michael” Chung	Vice President and President – Automation Group	2008	49
Jeffery A. Cullman	Vice President and President – Hydraulics Group	2006	57
John G. Dedinsky, Jr.	Vice President – Global Supply Chain and Procurement	2006	55
William G. Eline	Vice President – Chief Information Officer	2002	56
John R. Greco	Vice President and President – Instrumentation Group	2006	58
Thomas F. Healy	Vice President and President – Climate & Industrial Controls Group	2006	52
William R. Hoelting	Vice President – Tax	2007	55
Pamela J. Huggins	Vice President and Treasurer	2003	58
Kurt A. Keller	Vice President and President – Asia Pacific Group	2009	54
A. Ricardo Machado	Vice President and President – Latin America Group	2006	64
M. Craig Maxwell	Vice President – Technology and Innovation	2003	54
Thomas A. Piraino, Jr.	Vice President, General Counsel and Secretary	1998	63
Peter Popoff	Vice President and President – Filtration Group	2008	60
Andrew D. Ross	Vice President and President – Seal Group	2012	45
Charly Saulnier	Vice President and President – Europe, Middle East and Africa Group	2008	64
Roger S. Sherrard	Vice President and President – Aerospace Group	2003	46
Catherine A. Suever	Vice President and Controller	2010	53

(1)
Officers of the Company are elected by the Board of Directors to serve for a term of one year or until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Washkewicz, Bond, Cullman, Dedinsky, Eline, Greco, Healy, Hoelting, Machado, Maxwell, and Piraino and Ms. Huggins have served in the executive capacities indicated above opposite their respective names during each of the past five years.

Mr. Marten has been Executive Vice President – Finance & Administration and Chief Financial Officer since November 2010. He was Vice President and Controller from August 2008 to December 2010 and Assistant Controller from July 2007 to August 2008.
Mr. Banks has been an Executive Vice President since August 2008 and has been an Operating Officer since November

2006. He was a Senior Vice President from November 2006 to August 2008. He is also a Director of Nordson Corporation.
Mr. Barker has been an Executive Vice President since August 2008 and has been an Operating Officer since November 2006. He was President of the Aerospace Group from March 2003 to July 2012 and a Senior Vice President from November 2006 to August 2008.
Mr. Serbin has been Executive Vice President – Human Resources since January 2011. He was Vice President – Human Resources from May 2005 to January 2011.
Mr. Williams has been an Executive Vice President since August 2008 and has been an Operating Officer since November 2006. He was a Senior Vice President from November 2006 to August 2008. He is also a Director of Chart Industries, Inc.
Mr. Chung has been President of the Automation Group since July 2012 and has been a Vice President since March 2008. He was President of the Asia Pacific Group from March 2008 to July 2012 and Vice President – Operations of the Hydraulics Group in Asia from January 2005 to March 2008.
Mr. Keller has been President of the Asia-Pacific Group since July 2012 and has been a Vice President since August 2009. He was President of the Seal Group from August 2009 to July 2012 and Vice President of Operations of the Seal Group from July 2005 to August 2009.
Mr. Popoff has been a Vice President and President of the Filtration Group since February 2008. He was Vice President – Operations of the Filtration Group from April 2006 to February 2008.
Mr. Ross has been a Vice President and President of the Seal Group since July 2012. He was Vice President of Operations of the Hydraulics Group from July 2011 to July 2012 and General Manager Hydraulic Valve Division from June 2007 to July 2011.
Mr. Saulnier has been a Vice President and President of the Europe, Middle East and Africa Group since September 2008. He was President of Sales Companies – Europe, Middle East and Africa from January 2008 to September 2008 and Vice President – Operations of Sales Companies South from July 2001 to January 2008.
Mr. Sherrard has been President of the Aerospace Group since July 2012 and has been a Vice President since November 2003. He was President of the Automation Group from March 2005 to July 2012.
Ms. Suever has been Vice President and Controller since December 2010. She was Vice President and Controller of the Climate & Industrial Controls Group from November 2008 to December 2010 and Assistant Treasurer from July 2007 to November 2008.

ITEM 2. Properties. The Company’s corporate headquarters is located in Cleveland, Ohio, and, at June 30, 2012, the Company had 312 manufacturing plants and 264 distribution centers and sales and administrative offices throughout the world, none of which were individually material to its operations. The facilities are situated in 38 states within the United States and in 47 other countries. The Company owns the majority of its manufacturing plants and distribution centers, and its leased properties primarily consist of sales and administrative offices. The number of facilities used by each of the Company’s operating segments is summarized by type and geographic location in the tables below:

	Type of Facility
	Manufacturing Plants	Distribution Centers	Sales and Administrative Offices
Industrial	261	97	131
Aerospace	24	2	13
Climate & Industrial Controls	27	4	17
Total	312	103	161

	Geographic Location
	North America	Europe	Asia-Pacific	Latin America
Industrial	216	150	94	29
Aerospace	29	5	4	1
Climate & Industrial Controls	36	7	4	1
Total	281	162	102	31

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

ITEM 3. Legal Proceedings. Parker ITR S.r.l. (Parker ITR), a subsidiary acquired on January 31, 2002, has been the subject of a number of lawsuits and regulatory investigations. The lawsuits and investigations relate to allegations that, for a period of up to 21 years, the Parker ITR business unit that manufactures and sells marine hose, typically used in oil transfer, conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States and in other jurisdictions. Parker ITR and the Company have cooperated with all of the regulatory authorities investigating the activities of the Parker ITR business unit that manufactures and sells marine hose and continue to cooperate with the investigations that remain ongoing. Several of the investigations and all but one of the lawsuits have concluded. The following investigations and lawsuit remain pending.

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

A lawsuit was filed against the Company and Parker ITR on May 25, 2010 under the False Claims Act in the Central District of California: The United States of America ex rel. Douglas Farrow v. Trelleborg, AB et al. The United States declined to intervene against the Company or Parker ITR in the case. Plaintiff generally seeks treble damages, penalties for each false claim and attorneys' fees. The court dismissed the complaint with prejudice as to the Company, but it remains pending against Parker ITR.

ITEM 4. Mine Safety Disclosures. Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)
Market for the Registrant’s Common Equity. The Company’s common stock is listed for trading on the New York Stock Exchange. Information regarding stock price and dividend information with respect to the Company’s common stock, as set forth on page 13-40 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference. As of July 31, 2012, the number of shareholders of record of the Company was 4,234.

(b)	Use of Proceeds. Not Applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 through April 30, 2012	75,700		$83.55	75,700	15,924,300
May 1, 2012 through May 31, 2012	276,138	(2)	$82.17	272,127	15,652,173
June 1, 2012 through June 30, 2012	1,197,466		$79.09	1,197,466	14,454,707
Total:	1,549,304		$79.85	1,545,293	14,454,707

(1)
On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3 million shares of its common stock. From time to time thereafter, the Board of Directors has adjusted the overall maximum number of shares authorized for repurchase under this program and imposed an additional limitation on the number of shares authorized for repurchase in any single fiscal year. In particular, on April 19, 2012, the Board of Directors temporarily modified this program such that, for the fiscal year 2012 fourth quarter only, the overall maximum number of shares authorized for repurchase under this program was increased to 16 million, exclusive of any shares previously repurchased under this program during fiscal year 2012 and the fiscal year limitation was eliminated. On July 1, 2012, the overall maximum number of shares authorized for repurchase under this program reverted back to the authorization in place prior to April 19, 2012, which was an overall maximum number of 15 million shares (originally approved by the Board of Directors on August 3, 2011), less any shares repurchased under this program between August 3, 2011 and April 19, 2012 and subject to the fiscal year limitations of the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. There is no expiration date for this program.

(2)	Includes 4,011 shares surrendered to the Company by an executive officer to satisfy tax withholding obligations on restricted stock issued under the Company's Long-Term Incentive Awards.

ITEM 6. Selected Financial Data. The information set forth on page 13-43 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The information set forth on pages 13-2 to 13-11 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk. The information set forth on page 13-9 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

ITEM 8. Financial Statements and Supplementary Data. The information set forth on pages 13-12 to 13-40 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

ITEM 9A. Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of fiscal year 2012, the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting set forth on page 13-41 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference. The Report of Independent Registered Public Accounting Firm set forth on page 13-42 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.
There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information. None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance. Information required with respect to the Directors of the Company is set forth under the caption “Item I – Election of Directors” in the definitive Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders, to be held October 24, 2012 (the “2012 Proxy Statement”), and is incorporated herein by reference. Information with respect to the executive officers of the Company is included in Part I, Item 1C hereof under the caption “Executive Officers of the Registrant”.
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
The information set forth under the captions “The Audit Committee” and “Report of the Audit Committee” in the 2012 Proxy Statement is incorporated herein by reference.

ITEM 11. Executive Compensation. The information set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Tables” in the 2012 Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information set forth under the captions "Principal Shareholders" and "Equity Compensation Plan Information" in the 2012 Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence. The information set forth under the captions “Certain Relationships and Related Transactions,” “Review and Approval of Transactions with Related Persons” and “Director Independence” in the 2012 Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services. The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2012 Proxy Statement is incorporated herein by reference.

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

August 24, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Signature and Title
DONALD E. WASHKEWICZ, Chairman of the Board of Directors and Principal Executive Officer; CATHERINE A. SUEVER, Principal Accounting Officer; ROBERT G. BOHN, Director; LINDA S. HARTY, Director; WILLIAM E. KASSLING, Director; ROBERT J. KOHLHEPP, Director; KLAUS-PETER MÜLLER, Director; CANDY M. OBOURN, Director; JOSEPH M. SCAMINACE, Director; WOLFGANG R. SCHMITT, Director; ÅKE SVENSSON, Director; and JAMES L. WAINSCOTT, Director.
Date: August 24, 2012

/s/ Jon P. Marten
Jon P. Marten, Executive Vice President – Finance & Administration and Chief Financial Officer (Principal Financial Officer and Attorney-in-Fact)

PARKER-HANNIFIN CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Reference
	Form 10-K Annual Report (Page)	Excerpt from Exhibit 13 (Page)
Data incorporated by reference from Exhibit 13:

Management’s Report on Internal Control over Financial Reporting	—	13 - 41

Report of Independent Registered Public Accounting Firm	—	13 - 42

Consolidated Statement of Income for the years ended June 30, 2012, 2011 and 2010	—	13 - 12

Consolidated Balance Sheet at June 30, 2012 and 2011	—	13 - 15

Consolidated Statement of Cash Flows for the years ended June 30, 2012, 2011 and 2010	—	13 - 16

Consolidated Statement of Equity for the years ended June 30, 2012, 2011 and 2010	—	13 - 17

Notes to Consolidated Financial Statements	—	13 - 18 to 13 - 40

Schedule:

II - Valuation and Qualifying Accounts	20	—

Individual financial statements and related applicable schedules for the Registrant (separately) have been omitted because the Registrant is primarily an operating company and its subsidiaries are considered to be wholly-owned.

PARKER-HANNIFIN CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2010, 2011 and 2012
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning Of Period	Additions Charged to Costs and Expenses	Other (Deductions)/ Additions (A)	Balance At End Of Period
Allowance for doubtful accounts:
Year ended June 30, 2010	$19,815	$1,871	$(6,985)	$14,701
Year ended June 30, 2011	$14,701	$7,520	$(11,749)	$10,472
Year ended June 30, 2012	$10,472	$10,239	$(10,193)	$10,518
Deferred tax asset valuation allowance:
Year ended June 30, 2010	$112,883	$22,970	$(43,054)	$92,799
Year ended June 30, 2011	$92,799	$102,472	$(2,367)	$192,904
Year ended June 30, 2012	$192,904	$10,600	$(27,425)	$176,079

(A)
For allowance for doubtful accounts, net balance is comprised of deductions due to uncollectible accounts charged off, additions due to acquisitions or recoveries, and currency translation adjustments. For deferred tax asset valuation allowance, the balance primarily represents adjustments due to acquisitions and net operating losses.

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

(4)(b)
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

(10)(r)
Form of FY2011 Parker-Hannifin Corporation Stock Appreciation Rights Award Agreement for executive officers incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 17, 2010 (Commission File No. 1-4982).

(10)(s)
FY2011 Parker-Hannifin Corporation Stock Appreciation Rights Terms and Conditions for executive officers incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on August 17, 2010 (Commission File No. 1-4982).

(10)(t)
Form of Parker-Hannifin Corporation Stock Appreciation Rights Award Agreement for executive officers incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2011 (Commission File No. 1-4982).

(10)(u)
Parker-Hannifin Corporation Stock Appreciation Rights Terms and Conditions for executive officers incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2011(Commission File No. 1-4982).

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

(10)(x)
Form of Notice of 2009-10-11 Long Term Incentive Award Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(f) to the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(y)
Form of Notice of FY2010-11-12 Long Term Incentive Performance Award Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2009 (Commission File No. 1-4982).

(10)(z)
Form of Notice of CY2010-11-12 Long Term Incentive Performance Award Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(w) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2010 (Commission File No. 1-4982).

(10)(aa)
Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2012 (Commission File No. 1-4982).

(10)(bb)
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

(10)(dd)
Form of Notice of RONA Bonus Award Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No. 1-4982).

(10)(ee)
Parker-Hannifin Corporation RONA Plan Subject to Performance Bonus Plan incorporated by reference to Exhibit 10(f) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).

(10)(ff)
Parker-Hannifin Corporation Summary of RONA Bonus Awards in Lieu of Certain Executive Perquisites incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(gg)
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

(10)(kk)
Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan incorporated by reference to Exhibit 10(k) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(ll)
Parker-Hannifin Corporation Volume Incentive Plan incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on August 18, 2009 (Commission File No. 1-4982).

(10)(mm)	Parker-Hannifin Corporation Claw-back Policy incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 18, 2009 (Commission File No. 1-4982).

(10)(nn)
Amended and Restated Parker-Hannifin Corporation Non-Employee Directors’ Stock Plan incorporated by reference to Exhibit 10(x) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).

(10)(oo)
Parker-Hannifin Corporation Non-Employee Directors Stock Option Plan incorporated by reference to Exhibit 10(w) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

(10)(pp)
Parker-Hannifin Corporation Amended and Restated 2004 Non-Employee Directors’ Stock Incentive Plan incorporated by reference to Exhibit 10(aa) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2009 (Commission File No. 1-4982).

(10)(qq)
Form of 2009 Notice of Issuance of Restricted Stock for Non-Employee Directors incorporated by reference to Exhibit 10(l) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(rr)
Form of 2011 Parker-Hannifin Corporation Non-Employee Directors’ Restricted Stock Award Agreement incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2010 (Commission File No. 1-4982).

(10)(ss)
2011 Parker-Hannifin Corporation Non-Employee Directors’ Restricted Stock Terms and Conditions incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2010 (Commission File No. 1-4982).

(10)(tt)
Form of Parker-Hannifin Corporation Non-Employee Directors’ Restricted Stock Award Agreement incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2011 (Commission File No. 1-4982).

(10)(uu)
Parker-Hannifin Corporation Non-Employee Directors’ Restricted Stock Award Terms and Conditions incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2011 (Commission File No. 1-4982).

(10)(vv)
Amended and Restated Deferred Compensation Plan for Directors of Parker-Hannifin Corporation incorporated by reference to Exhibit 10(b) to the Registrant's Report on Form 10-A for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(ww)
Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 1, 2010, incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2010 (Commission File No. 1-4982).

(11)	Computation of Common Shares Outstanding and Earnings Per Share is incorporated by reference to Note 5 of the Notes to Consolidated Financial Statements on page 13-25 of Exhibit 13 hereto.*

(12)	Computation of Ratio of Earnings to Fixed Charges as of June 30, 2012.*

(13)	Excerpts from Annual Report to Shareholders for the fiscal year ended June 30, 2012 which are incorporated herein by reference thereto.*

(21)	List of subsidiaries of the Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)	Power of Attorney.*

(31)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(31)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended June 30, 2012, 2011 and 2010, (ii) Consolidated Balance Sheet at June 30, 2012 and 2011, (iii) Consolidated Statement of Cash Flows for the years ended June 30, 2012, 2011 and 2010, (iv) Consolidated Statement of Equity for the years ended June 30, 2012, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.
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