Form 10-Q
period 2012-09-30
PARKER HANNIFIN CORP
filed 2012-11-02
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding at September 30, 2012           149,180,977

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
Net sales	$3,214,935	$3,233,881
Cost of sales	2,477,447	2,414,442
Gross profit	737,488	819,439
Selling, general and administrative expenses	381,122	386,466
Interest expense	23,509	23,221
Other (income), net	(3,201)	(1,833)
Income before income taxes	336,058	411,585
Income taxes	96,110	113,427
Net income	239,948	298,158
Less: Noncontrolling interest in subsidiaries' earnings	207	1,140
Net income attributable to common shareholders	$239,741	$297,018

Earnings per share attributable to common shareholders:
Basic	$1.61	$1.95
Diluted	$1.57	$1.91

Cash dividends per common share	$0.41	$0.37
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
Net income	$239,948	$298,158
Less: Noncontrolling interests in subsidiaries' earnings	207	1,140
Net income attributable to common shareholders	239,741	297,018

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	102,204	(289,275)
Retirement benefits plan activity	32,300	18,190
Realized loss	51	51
Other comprehensive income (loss)	134,555	(271,034)
Less: Other comprehensive income for noncontrolling interests	374	1,502
Other comprehensive income (loss) attributable to common shareholders	134,181	(272,536)
Total comprehensive income attributable to common shareholders	$373,922	$24,482
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	(Unaudited)
	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$436,131	$838,317
Accounts receivable, net	1,982,590	1,992,284
Inventories:
Finished products	589,053	576,291
Work in process	768,879	692,042
Raw materials	131,816	132,399
	1,489,748	1,400,732
Prepaid expenses	161,123	137,429
Deferred income taxes	130,490	129,352
Total current assets	4,200,082	4,498,114
Plant and equipment	4,993,276	4,849,229
Less accumulated depreciation	3,189,864	3,129,261
	1,803,412	1,719,968
Goodwill	3,076,134	2,925,856
Intangible assets, net	1,193,815	1,095,218
Other assets	861,135	931,126
Total assets	$11,134,578	$11,170,282
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$264,582	$225,589
Accounts payable, trade	1,162,797	1,194,684
Accrued payrolls and other compensation	343,311	463,889
Accrued domestic and foreign taxes	109,052	153,809
Other accrued liabilities	486,723	448,042
Total current liabilities	2,366,465	2,486,013
Long-term debt	1,511,799	1,503,946
Pensions and other postretirement benefits	1,704,291	1,909,755
Deferred income taxes	112,532	88,091
Other liabilities	287,477	276,747
Total liabilities	5,982,564	6,264,552
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at September 30 and June 30	90,523	90,523
Additional capital	634,593	640,249
Retained earnings	7,949,519	7,787,175
Accumulated other comprehensive (loss)	(1,281,719)	(1,415,900)
Treasury shares, at cost; 31,865,151 shares at September 30 and 31,415,530 shares at June 30	(2,251,792)	(2,205,532)
Total shareholders’ equity	5,141,124	4,896,515
Noncontrolling interests	10,890	9,215
Total equity	5,152,014	4,905,730
Total liabilities and equity	$11,134,578	$11,170,282
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$239,948	$298,158
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	53,008	55,094
Amortization	28,164	29,738
Share incentive plan compensation	31,261	27,898
Deferred income taxes	54,030	(4,094)
Foreign currency transaction loss (gain)	982	(300)
(Gain) on sale of plant and equipment	(1,140)	(1,479)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	85,221	31,735
Inventories	(38,022)	(92,648)
Prepaid expenses	(19,633)	15,163
Other assets	(13,577)	(19,974)
Accounts payable, trade	(70,735)	(22,845)
Accrued payrolls and other compensation	(127,739)	(117,105)
Accrued domestic and foreign taxes	(50,493)	8,088
Other accrued liabilities	(20,691)	34,928
Pensions and other postretirement benefits	(163,486)	24,196
Other liabilities	5,931	42,943
Net cash (used in) provided by operating activities	(6,971)	309,496
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $20,329 in 2012 and $5,899 in 2011)	(194,548)	(10,406)
Capital expenditures	(76,685)	(43,989)
Proceeds from sale of plant and equipment	8,645	5,660
Other	168	181
Net cash (used in) investing activities	(262,420)	(48,554)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	11,781	1,051
Payments for common shares	(107,989)	(293,545)
Tax benefit from share incentive plan compensation	23,678	1,554
Acquisition of noncontrolling interests	—	(76,893)
Proceeds from (payments for) notes payable, net	32,959	(1)
Proceeds from long-term borrowings	5,958	34
Payments for long-term borrowings	(76,690)	(236)
Dividends	(61,365)	(63,004)
Net cash (used in) financing activities	(171,668)	(431,040)
Effect of exchange rate changes on cash	38,873	(63,014)
Net (decrease) in cash and cash equivalents	(402,186)	(233,112)
Cash and cash equivalents at beginning of year	838,317	657,466
Cash and cash equivalents at end of period	$436,131	$424,354
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

	Three Months Ended
	September 30,
	2012	2011
Net sales
Industrial:
North America	$1,266,047	$1,204,817
International	1,176,890	1,289,115
Aerospace	541,083	497,492
Climate & Industrial Controls	230,915	242,457
Total	$3,214,935	$3,233,881
Segment operating income
Industrial:
North America	$227,192	$223,227
International	151,771	208,219
Aerospace	61,898	68,637
Climate & Industrial Controls	21,710	19,792
Total segment operating income	462,571	519,875
Corporate general and administrative expenses	39,767	58,016
Income before interest expense and other expense	422,804	461,859
Interest expense	23,509	23,221
Other expense	63,237	27,053
Income before income taxes	$336,058	$411,585

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2012, the results of operations for the three months ended September 30, 2012 and 2011 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2012 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year. The Company incorrectly presented the acquisition of a noncontrolling interest in the investing activities section of the Consolidated Statement of Cash Flows for the three months ended September 30, 2011. Such amount has been corrected through reclassification to the financing section in the Consolidated Statement of Cash Flows for the three months ended September 30, 2011.
The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. No subsequent events have occurred that required either adjustment to or disclosure in these financial statements.

2. New accounting pronouncements
In September 2011, the FASB issued new accounting guidance related to testing goodwill for impairment. The new guidance allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether the entity should calculate the fair value of a reporting unit. It also expands the events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently assessing the viability of using a qualitative evaluation to determine whether a fair value should be calculated for certain reporting units.

3. Product warranty
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of September 30, 2012 and June 30, 2012 is immaterial to the financial position of the Company and the change in the accrual for the current-year quarter and prior-year quarter is immaterial to the Company’s results of operations and cash flows.

4. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2012 and 2011.

	Three Months Ended
	September 30,
	2012	2011
Numerator:
Net income attributable to common shareholders	$239,741	$297,018
Denominator:
Basic - weighted average common shares	149,285,849	152,439,026
Increase in weighted average common shares from dilutive effect of equity-based awards	3,331,261	2,990,382
Diluted - weighted average common shares, assuming exercise of equity-based awards	152,617,110	155,429,408
Basic earnings per share	$1.61	$1.95
Diluted earnings per share	$1.57	$1.91
For the three months ended September 30, 2012 and 2011, 472,055 and 435,146 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

5. Share repurchase program
The Company has a program to repurchase its common shares. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows and commercial paper borrowings, and the shares are initially held as treasury stock. During the three-month period ended September 30, 2012, the Company repurchased 1,317,977 shares at an average price, including commissions, of $81.32 per share.

6. Accounts receivable, net
The Accounts receivable, net caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2012	June 30, 2012
Accounts receivable, trade	$1,792,010	$1,792,961
Allowance for doubtful accounts	(11,363)	(10,518)
Non-trade accounts receivable	92,097	84,872
Notes receivable	109,846	124,969
Total	$1,982,590	$1,992,284
Accounts receivable, trade are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor.

7. Business realignment charges
To structure its businesses in light of current and anticipated customer demand, the Company incurred business realignment charges in fiscal 2013 and fiscal 2012.
Business realignment charges by business segment are as follows:

	Three Months Ended
	September 30,
	2012	2011
Industrial	$2,528	$5,704
Climate & Industrial Controls	211	148

Work force reductions in connection with such business realignment charges by business segment are as follows:

	Three Months Ended
	September 30,
	2012	2011
Industrial	151	171
Climate & Industrial Controls	1	4

The charges primarily consist of severance costs related to plant closures as well as general work force reductions implemented by various operating units throughout the world. The Company believes the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended
	September 30,
	2012	2011
Cost of sales	$2,006	$5,458
Selling, general and administrative expenses	733	394
As of September 30, 2012, approximately $0.8 million in severance payments have been made relating to charges incurred during fiscal 2013, with the majority of the remaining payments expected to be made by June 30, 2013. All required severance payments have been made relating to charges incurred in fiscal 2012. Additional charges to be recognized in future periods related to the realignment actions described above are not expected to be material.

8. Equity
As of July 1, 2012, the Company adopted the provisions of FASB Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income." As a result of this adoption, the Company has presented total comprehensive income in a separate Statement of Comprehensive Income.

Changes in equity for the three months ended September 30, 2012 and 2011 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2012	$4,896,515	$9,215	$4,905,730
Net income	239,741	207	239,948
Other comprehensive income	134,181	374	134,555
Dividends paid	(61,365)	—	(61,365)
Stock incentive plan activity	39,229	—	39,229
Acquisition activity	—	1,094	1,094
Shares purchased at cost	(107,177)	—	(107,177)
Balance at September 30, 2012	$5,141,124	$10,890	$5,152,014

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2011	$5,383,854	$104,482	$5,488,336
Net income	297,018	1,140	298,158
Other comprehensive income (loss)	(272,536)	1,502	(271,034)
Dividends paid	(56,078)	(6,926)	(63,004)
Stock incentive plan activity	21,898	—	21,898
Acquisition activity	(64,920)	(3,974)	(68,894)
Shares purchased at cost	(291,972)	—	(291,972)
Balance at September 30, 2011	$5,017,264	$96,224	$5,113,488

9. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the three months ended September 30, 2012 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance at June 30, 2012	$2,518,121	$98,674	$309,061	$2,925,856
Acquisitions	112,764	—	—	112,764
Foreign currency translation	37,807	5	779	38,591
Goodwill adjustments	(1,077)	—	—	(1,077)
Balance at September 30, 2012	$2,667,615	$98,679	$309,840	$3,076,134
Acquisitions represent the original goodwill allocation and any changes in the purchase price for the acquisitions during the measurement period subsequent to the applicable acquisition dates.
Goodwill adjustments primarily represent final adjustments to the purchase price allocation for acquisitions during the measurement period subsequent to the applicable acquisition dates. The Company’s previously reported results of operations and financial position would not be materially different had the goodwill adjustments recorded during the first three months of fiscal 2013 been reflected in the same reporting period that the initial purchase price allocations for those acquisitions were made.
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2012		June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$123,308	$69,110	$118,034	$66,303
Trademarks	330,798	135,128	321,019	129,081
Customer lists and other	1,365,885	421,938	1,247,820	396,271
Total	$1,819,991	$626,176	$1,686,873	$591,655
Total intangible amortization expense for the three months ended September 30, 2012 was $27,298. The estimated amortization expense for the five years ending June 30, 2013 through 2017 is $108,046, $104,529, $100,219, $95,687, and $92,809, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the three months ended September 30, 2012.

10. Retirement benefits
Net pension benefit cost recognized included the following components:

	Three Months Ended September 30,
	2012	2011
Service cost	$28,334	$21,624
Interest cost	43,073	45,916
Expected return on plan assets	(49,638)	(50,169)
Amortization of prior service cost	3,488	3,484
Amortization of net actuarial loss	47,583	25,414
Amortization of initial net obligation (asset)	6	(15)
Net pension benefit cost	$72,846	$46,254
Net postretirement benefit cost recognized included the following components:

	Three Months Ended September 30,
	2012	2011
Service cost	$182	$181
Interest cost	870	881
Net amortization and deferral and other	117	129
Net postretirement benefit cost	$1,169	$1,191

11. Income taxes
As of September 30, 2012, the Company had gross unrecognized tax benefits of $111,084. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $63,830. If recognized, a significant portion of the gross unrecognized tax benefits would be offset against an asset currently recorded in the Consolidated Balance Sheet. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $3,808.
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

12. Financial instruments and fair value measurement
The Company’s financial instruments consist primarily of cash and cash equivalents, long-term investments, and accounts receivable as well as obligations under accounts payable, trade, notes payable and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, accounts receivable, accounts payable, trade and notes payable approximate fair value. The carrying value of long-term debt (excluding capital leases) was $1,740,352 and $1,728,983 at September 30, 2012 and June 30, 2012, respectively, and was estimated to have a fair value of $2,058,919 and $2,005,887 at September 30, 2012 and June 30, 2012, respectively. The fair value of long-term debt was estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.
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
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value. Derivatives consist of forward exchange, costless collar and cross-currency swap contracts the fair value of which is calculated using market observable inputs including both spot and forward prices for the same underlying currencies. The fair value of the cross-currency swap contracts is calculated using a present value cash flow model that has been adjusted to reflect the credit risk of either the Company or the counterparty.
The following summarizes the location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet as of September 30, 2012 and June 30, 2012:

	Balance Sheet Caption	September 30, 2012	June 30, 2012
Net investment hedges
Cross-currency swap contracts	Other liabilities	$6,106	$2,008
Cash flow hedges
Costless collar contracts	Accounts receivable	2,829	2,466
Forward exchange contracts	Accounts receivable	1,418	1,887
Costless collar contracts	Other accrued liabilities	492	552

12. Financial instruments and fair value measurement, cont'd

The fair values at September 30, 2012 and June 30, 2012 are classified within level 2 of the fair value hierarchy. There are no other financial assets or financial liabilities that are marked to market on a recurring basis. Fair values are transferred between levels of the fair value hierarchy when facts and circumstances indicate that a change in the method of estimating the fair value of a financial asset or financial liability is warranted.
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
Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income are as follows:

	Three Months Ended
	September 30,
	2012	2011
Forward exchange contracts	$(488)	(31,392)
Costless collar contracts	2,255	7,615
Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended
	September 30,
	2012	2011
Cross-currency swap contracts	$(2,531)	$15,641
Foreign denominated debt	(3,498)	11,378
There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor was any portion of these financial instruments excluded from the effectiveness testing, during the three months ended September 30, 2012 and 2011.

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012
AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2011
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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. The PMI at the end of September 2012 for the United States, the Eurozone countries and China was 51.5, 46.1 and 47.9, respectively. Since June 30, 2012, the PMI for China has decreased, while the PMI for the United States and the Eurozone countries have increased.
Global aircraft miles flown have increased approximately two percent from the comparable fiscal 2012 level and global revenue passenger miles have increased approximately four percent from the comparable fiscal 2012 level. The Company anticipates that U.S. Department of Defense spending with regards to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2013 will be slightly up from the comparable fiscal 2012 level.
Housing starts in September 2012 were approximately 35 percent higher than housing starts in September 2011 and were approximately 15 percent higher than housing starts in June 2012.
The Company remains focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company has been able to borrow funds at affordable interest rates and had a debt to debt-shareholders’ equity ratio of 25.7 percent at September 30, 2012 compared to 25.8 percent at September 30, 2011 and 26.1 percent at June 30, 2012.
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
During the first three months of fiscal 2013, the Company completed five acquisitions whose aggregate sales for their most recent fiscal year prior to acquisition were $243 million. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. In August 2012, the Company entered into an agreement to divest the automotive businesses of the Mobile Climate Systems (MCS) division. MCS is part of the Climate & Industrial Controls Segment. The divestiture was completed in the second quarter of fiscal 2013 and is expected to result in a pre-tax gain of approximately $30 million. The Company will continue to assess its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.
The discussion below is structured to separately discuss the Consolidated Statement of Income, Results by Business Segment, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,
(dollars in millions)	2012	2011
Net sales	$3,214.9	$3,233.9
Gross profit	$737.5	$819.4
Gross profit margin	22.9%	25.3%
Selling, general and administrative expenses	$381.1	$386.5
Selling, general and administrative expenses, as a percent of sales	11.9%	12.0%
Interest expense	$23.5	$23.2
Other (income), net	$(3.2)	$(1.8)
Effective tax rate	28.6%	27.6%
Net income	$239.9	$298.2
Net income, as a percent of sales	7.5%	9.2%

Net sales for the first quarter of fiscal 2013 decreased slightly from the first quarter of fiscal 2012 reflecting lower volume experienced in the Industrial International businesses and the Climate & Industrial Controls Segment offsetting slightly higher volume experienced in the Industrial North American businesses and the Aerospace Segment. Acquisitions made in the last 12 months contributed approximately $89 million in sales in the current-year quarter. The effect of currency rate changes decreased net sales by approximately $91 million in the first quarter of fiscal 2013.
Gross profit margin declined in the current-year quarter primarily due to higher defined benefit costs, operating inefficiencies in the Industrial International businesses and higher engineering development costs in the Aerospace Segment.
Selling, general and administrative expenses decreased slightly primarily due to the lower sales volume as well as lower expenses associated with the Company’s incentive programs.
Interest expense for the current-year quarter increased slightly primarily due to higher weighted-average borrowings and interest rates on commercial paper borrowings during the first quarter of fiscal 2013.
Effective tax rate for the current-year quarter was higher than the prior-year quarter primarily due to the expiration of the provisions relating to the U.S. research tax credit and certain favorable foreign income tax provisions of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. The Company expects the effective tax rate for fiscal 2013 will be approximately 28 percent.
RESULTS BY BUSINESS SEGMENT
Industrial Segment

	Three Months Ended September 30,
(dollars in millions)	2012	2011
Net sales
North America	$1,266.0	$1,204.8
International	1,176.9	1,289.1
Operating income
North America	227.2	223.2
International	$151.8	$208.2
Operating margin
North America	17.9%	18.5%
International	12.9%	16.2%
Backlog	$1,689.6	$1,851.5
`

The Industrial Segment operations experienced the following percentage changes in net sales in the current-year period compared to the comparable prior-year period:

Three Months Ended September 30, 2012

Industrial North America – as reported	5.1%
Acquisitions	3.1%
Currency	(0.1)%
Industrial North America – without acquisitions and currency	2.1%

Industrial International – as reported	(8.7)%
Acquisitions	4.0%
Currency	(6.5)%
Industrial International – without acquisitions and currency	(6.2)%

Total Industrial Segment – as reported	(2.0)%
Acquisitions	3.6%
Currency	(3.4)%
Total Industrial Segment – without acquisitions and currency	(2.2)%
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
Excluding the effects of acquisitions and changes in currency exchange rates, the increase in Industrial North American sales for the current-year quarter is primarily the result of higher demand from end-users in the oil and gas, construction equipment, farm and agriculture equipment, automotive and machine tool markets partially offset by lower demand from end-users in the industrial tools market and from distributors. The decrease in Industrial International sales for the current-year quarter is primarily attributable to lower volume across most markets in all regions with the decrease equally distributed among Europe, the Asia Pacific region and Latin America.
The decrease in operating margins in the Industrial North American businesses is primarily due to an unfavorable product mix and operating inefficiencies resulting from a decline in the rate of sales growth between the current-year quarter and the prior-year quarter. The decrease in operating margins in the Industrial International businesses is primarily due to the lower sales volume, resulting in operating inefficiencies.

Included in Industrial North American operating income are business realignment charges of $0.2 million and $0.5 million for the current-year quarter and prior-year quarter, respectively. Included in Industrial International operating income are business realignment charges of $2.3 million and $5.2 million for the current-year quarter and prior-year quarter, respectively. The business realignment charges consist primarily of severance costs resulting from plant closures as well as general reductions in work force. The Company does not anticipate that cost savings realized from the work force reductions taken during the first three months of fiscal 2013 will have a material impact on future operating margins. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Industrial Segment. Such actions may include the necessity to record additional business realignment charges in the remainder of fiscal 2013, the timing and amount of which has not been finalized.
The decrease in backlog from the prior-year quarter and the June 30, 2012 amount of $1,813.7 million is primarily due to lower order rates in virtually all of the Industrial North American and Industrial International businesses. The Company anticipates Industrial North American sales for fiscal 2013 will decrease between 4.3 percent and 1.3 percent from the fiscal 2012 level and Industrial International sales for fiscal 2013 will decrease between 4.4 percent and 1.3 percent from the fiscal 2012 level. Industrial North American operating margins in fiscal 2013 are expected to range from 17.0 percent to 17.4 percent and Industrial International operating margins are expected to range from 12.8 percent to 13.3 percent. The lower expected sales and operating margin levels in 2013 are primarily due to anticipated weakness in the Industrial Segment markets for the remainder of fiscal 2013.
Aerospace Segment

	Three Months Ended September 30,
(dollars in millions)	2012	2011
Net sales	$541.1	$497.5
Operating income	$61.9	$68.6
Operating margin	11.4%	13.8%
Backlog	$1,805.2	$1,734.8
The increase in net sales in the Aerospace Segment for the current-year quarter is primarily due to higher volume in both the commercial and military original equipment manufacturer (OEM) businesses partially offset by lower volume in the commercial and military aftermarket businesses. The lower margins in the current-year quarter compared to the prior-year quarter were primarily due to an unfavorable product mix as well as higher engineering development costs.
The increase in backlog from the prior-year quarter is primarily due to higher order rates in the military OEM business more than offsetting a decline in order rates in the commercial OEM business. The decline in backlog from the June 30, 2012 amount of $1,862.0 million is primarily due to lower order rates in the commercial OEM business. For fiscal 2013, sales are expected to increase between 5.8 percent and 8.8 percent from the fiscal 2012 level and operating margins are expected to range from 13.1 percent to 13.3 percent. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.

Climate & Industrial Controls Segment

	Three Months Ended September 30,
(dollars in millions)	2012	2011
Net sales	$230.9	$242.5
Operating income	$21.7	$19.8
Operating margin	9.4%	8.2%
Backlog	$145.2	$148.5
The Climate & Industrial Controls (CIC) Segment operations experienced the following percentage changes in net sales in the current-year period compared to the comparable prior-year period:

Three Months Ended September 30, 2012

CIC Segment – as reported	(4.8)%
Acquisitions	—%
Currency	(1.6)%
CIC Segment – without acquisitions and currency	(3.2)%
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
Excluding the effects of acquisitions and changes in currency exchange rates, the decrease in net sales in the Climate & Industrial Controls Segment for the current-year quarter is primarily due to lower end-user demand in the commercial refrigeration and residential and commercial air conditioning markets. Operating margins in the current-year quarter were higher than the prior-year quarter primarily due to spending control efforts and lower raw material prices more than offsetting the impact of the decrease in sales volume. Business realignment charges recorded by the Climate & Industrial Controls Segment in fiscal 2013 and fiscal 2012 were not significant. The Company may take further actions to structure appropriately the operations of the Climate & Industrial Controls Segment. Such actions may include the necessity to record business realignment charges in the remainder of fiscal 2013, the timing and amount of which has not been finalized.
In October 2012, the Company completed the divestiture of the automotive businesses of the Mobile Climate Systems division. For fiscal 2013, sales are expected to decrease between 14.3 percent and 11.3 percent from the fiscal 2012 level and operating margins are expected to range from 9.5 percent to 9.8 percent. The expected fiscal 2013 sales and operating margins take into consideration the absence of sales and operating margins of the divested business for the remainder of fiscal 2013.
Corporate general and administrative expenses
Corporate general and administrative expenses were $39.8 million in the current-year quarter compared to $58.0 million in the prior-year quarter. As a percent of sales, corporate general and administrative expenses for the current-year quarter were 1.2 percent compared to 1.8 percent for the prior-year quarter. The lower expense is primarily due to lower incentive compensation expenses.

Other expense (in the Business Segment Results) included the following:

(dollars in millions)	Three Months Ended September 30,
Expense (income)	2012	2011
Foreign currency transaction	$0.8	$(9.8)
Stock-based compensation	23.5	19.2
Pensions	35.4	16.7
Asset sales and writedowns	(1.1)	(1.4)
Other items, net	4.6	2.4
	$63.2	$27.1
The increase in pension expense in the current-year quarter primarily resulted from a higher amount of actuarial losses, primarily related to domestic defined benefit plans, recognized in the current-year quarter as compared to the prior-year quarter.
CONSOLIDATED BALANCE SHEET

(dollars in millions)	September 30, 2012	June 30, 2012
Cash and cash equivalents	$436.1	$838.3
Accounts receivable, net	1,982.6	1,992.3
Inventories	1,489.7	1,400.7
Accrued payrolls and other compensation	343.3	463.9
Shareholders’ equity	5,141.1	4,896.5
Working capital	$1,833.6	$2,012.1
Current ratio	1.77	1.81
Cash and cash equivalents includes $364 million and $629 million held by the Company's foreign subsidiaries at September 30, 2012 and June 30, 2012, respectively. Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences. The Company's principal sources of liquidity are its cash flows provided by operating activities, commercial paper borrowings or borrowings directly from its line of credit. The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, benefit plan funding, dividend payments or share repurchases.
Accounts receivable, net is primarily receivables due from customers for sales of product ($1,781 million at September 30, 2012 and $1,782 million at June 30, 2012). Days sales outstanding relating to trade accounts receivable was 51 days at September 30, 2012 and 48 days at June 30, 2012. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.
Inventories increased $89 million ($73 million excluding the effect of foreign currency translation of $16 million) primarily due to acquisitions as well as an increase in inventory levels in the Industrial Segment and Aerospace Segment. Days’ supply of inventory was 62 days at September 30, 2012 and 55 days at June 30, 2012.
Accrued payrolls and other compensation decreased primarily due to the payment during the current-year quarter of incentive compensation amounts that had been accrued as of June 30, 2012.
Shareholders’ equity activity during the current-year quarter included a decrease of approximately $107 million related to share repurchases and an increase of approximately $102 million related to foreign currency translation adjustments.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended September 30,
(dollars in millions)	2012	2011
Cash provided by (used in):
Operating activities	(7.0)	309.5
Investing activities	(262.4)	(48.6)
Financing activities	(171.7)	(431.0)
Effect of exchange rates	38.9	(63.0)
Net (decrease) in cash and cash equivalents	(402.2)	(233.1)
Cash flows from operating activities decreased compared to the first quarter of 2012 primarily due to a decrease in net income as well as $226 million of voluntary cash contributions made to the Company's domestic qualified defined benefit pension plan during the first three months of fiscal 2013. The Company continues to focus on managing its inventory and other working capital requirements.
Cash flows used in investing activities increased in fiscal 2013 primarily due to an increase in acquisition activity as well as an increase in capital expenditures.
Cash flows used in financing activities in fiscal 2013 included the repurchase of 1.3 million common shares for $107 million as compared to the repurchase of 4.4 million common shares for $292 million in the prior year. During the first three months of fiscal 2012, the Company purchased the outstanding shares not previously owned by the Company in a majority-owned subsidiary.
The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-shareholders’ equity of no more than 37 percent.

(dollars in millions) Debt to Debt-Shareholders’ Equity Ratio	September 30, 2012	June 30, 2012
Debt	$1,776	$1,730
Debt & Shareholders’ equity	$6,918	$6,626
Ratio	25.7%	26.1%
At September 30, 2012, the Company had a line of credit totaling $1,500 million through a multi-currency revolving credit agreement with a group of banks, of which $1,465 million was available. In October 2012, the Company amended the credit agreement increasing the line of credit to $2,000 million. The amended credit agreement expires in October 2017; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes and for the refinancing of existing indebtedness. The revolving credit agreement requires the payment of an annual facility fee, the amount of which would increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
The Company is currently authorized to sell up to $1,850 million of short-term commercial paper notes. As of September 30, 2012, $35 million of commercial paper notes were outstanding and the largest amount of commercial paper notes outstanding during the first quarter of fiscal 2013 was $1,078 million.
The Company’s credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at September 30, 2012, the most restrictive financial covenant provides that the ratio of secured debt to net tangible assets be less than 10 percent. However, the Company currently does not have secured debt in its debt portfolio. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

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
The Company continually monitors its reporting units for impairment indicators and updates assumptions used in the most recent calculation of the fair value of a reporting unit as appropriate. The Company is unaware of any current market trends that are contrary to the assumptions made in the estimation of the fair value of any of its reporting units. If actual experience is not consistent with the assumptions made in the estimation of the fair value of the reporting units, especially assumptions regarding penetration into new markets and the recovery of the current economic environment, it is possible that the estimated fair value of certain reporting units could fall below their carrying value resulting in the necessity to conduct additional goodwill impairment tests.
Long-lived assets held for use, which primarily includes finite-lived intangible assets and property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their net carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. During the first three months of fiscal 2013, there were no events or circumstances that indicated that the net carrying value of the Company’s long-lived assets held for use was not recoverable.

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
Among other factors which may affect future performance are:

•
changes in business relationships with and purchases by or from major customers, suppliers or distributors, including delays or cancellations in shipments, disputes regarding contract terms or significant changes in financial condition, changes in contract cost and revenue estimates for new development programs, and changes in product mix;

•ability to identify acceptable strategic acquisition targets;
•uncertainties surrounding timing, successful completion or integration of acquisitions;
•ability to realize anticipated cost savings from business realignment activities;
•threats associated with and efforts to combat terrorism;

•	uncertainties surrounding the ultimate resolution of outstanding legal proceedings, including the outcome of any appeals;

•	competitive market conditions and resulting effects on sales and pricing;

•	increases in raw material costs that cannot be recovered in product pricing;

•	the Company’s ability to manage costs related to insurance and employee retirement and health care benefits; and

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective.
There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
A lawsuit was filed against the Company and Parker ITR on May 25, 2010 under the False Claims Act in the Central District of California: The United States of America ex rel. Douglas Farrow v. Trelleborg, AB et al. The United States declined to intervene against the Company or Parker ITR in the case. Plaintiff generally sought treble damages, penalties for each false claim and attorneys’ fees. The court previously dismissed the complaint with prejudice as to the Company; and, on September 27, 2012, dismissed the case against Parker ITR with prejudice as to Farrow and without prejudice as to the United States.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 through July 31, 2012	221,000		$75.23	221,000	9,951,427
August 1, 2012 through August 31, 2012	925,740	(2)	$82.33	915,900	9,035,527
September 1, 2012 through September 30, 2012	181,077		$83.36	181,077	8,854,450
Total:	1,327,817		$81.29	1,317,977	8,854,450

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

(2)	Includes 9,840 shares surrendered to the Company by certain officers to satisfy tax withholding obligations on restricted stock issued under the Company's long term incentive awards.

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2012.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended September 30, 2012 and 2011, (ii) Consolidated Statement of Comprehensive Income for the three months ended September 30, 2012 and 2011, (iii) Consolidated Balance Sheet at September 30, 2012 and June 30, 2012, (iv) Consolidated Statement of Cash Flows for the three months ended September 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements for the three months ended September 30, 2012.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Jon P. Marten
Jon P. Marten
Executive Vice President - Finance & Administration and Chief Financial Officer

Date: November 2, 2012

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2012.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended September 30, 2012 and 2011, (ii) Consolidated Statement of Comprehensive Income for the three months ended September 30, 2012 and 2011, (iii) Consolidated Balance Sheet at September 30, 2012 and June 30, 2012, (iv) Consolidated Statement of Cash Flows for the three months ended September 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements for the three months ended September 30, 2012.