Form 10-Q
period 2012-12-31
PARKER HANNIFIN CORP
filed 2013-02-06
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding at December 31, 2012           149,158,283

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net sales	$3,065,495	$3,106,832	$6,280,430	$6,340,713
Cost of sales	2,421,972	2,381,322	4,899,419	4,795,764
Gross profit	643,523	725,510	1,381,011	1,544,949
Selling, general and administrative expenses	381,100	368,690	762,222	755,156
Interest expense	24,216	23,769	47,725	46,990
Other (income), net	(24,422)	(5,896)	(27,623)	(7,729)
Income before income taxes	262,629	338,947	598,687	750,532
Income taxes	81,515	96,604	177,625	210,031
Net income	181,114	242,343	421,062	540,501
Less: Noncontrolling interest in subsidiaries' earnings	152	1,577	359	2,717
Net income attributable to common shareholders	$180,962	$240,766	$420,703	$537,784

Earnings per share attributable to common shareholders:
Basic	$1.21	$1.59	$2.82	$3.55
Diluted	$1.19	$1.56	$2.77	$3.47

Cash dividends per common share	$0.41	$0.37	$0.82	$0.74
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income	$181,114	$242,343	$421,062	$540,501
Less: Noncontrolling interests in subsidiaries' earnings	152	1,577	359	2,717
Net income attributable to common shareholders	180,962	240,766	420,703	537,784

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	57,090	(60,992)	159,294	(350,267)
Retirement benefits plan activity	35,540	19,106	67,840	37,296
Realized loss	51	51	102	102
Other comprehensive income (loss)	92,681	(41,835)	227,236	(312,869)
Less: Other comprehensive (loss) income for noncontrolling interests	(1,898)	(10)	(1,524)	1,492
Other comprehensive income (loss) attributable to common shareholders	94,579	(41,825)	228,760	(314,361)
Total comprehensive income attributable to common shareholders	$275,541	$198,941	$649,463	$223,423
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	(Unaudited)
	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$497,635	$838,317
Accounts receivable, net	1,802,405	1,992,284
Inventories:
Finished products	601,255	576,291
Work in process	780,023	692,042
Raw materials	134,047	132,399
	1,515,325	1,400,732
Prepaid expenses	152,477	137,429
Deferred income taxes	127,905	129,352
Total current assets	4,095,747	4,498,114
Plant and equipment	5,027,193	4,849,229
Less accumulated depreciation	3,182,550	3,129,261
	1,844,643	1,719,968
Other assets	857,852	931,126
Intangible assets, net	1,367,978	1,095,218
Goodwill	3,295,141	2,925,856
Total assets	$11,461,361	$11,170,282
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$510,006	$225,589
Accounts payable, trade	1,073,233	1,194,684
Accrued payrolls and other compensation	335,616	463,889
Accrued domestic and foreign taxes	94,475	153,809
Other accrued liabilities	474,930	448,042
Total current liabilities	2,488,260	2,486,013
Long-term debt	1,509,238	1,503,946
Pensions and other postretirement benefits	1,704,349	1,909,755
Deferred income taxes	128,892	88,091
Other liabilities	301,633	276,747
Total liabilities	6,132,372	6,264,552
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at December 31 and June 30	90,523	90,523
Additional capital	629,498	640,249
Retained earnings	8,052,796	7,787,175
Accumulated other comprehensive (loss)	(1,187,140)	(1,415,900)
Treasury shares, at cost; 31,887,845 shares at December 31 and 31,415,530 shares at June 30	(2,259,960)	(2,205,532)
Total shareholders’ equity	5,325,717	4,896,515
Noncontrolling interests	3,272	9,215
Total equity	5,328,989	4,905,730
Total liabilities and equity	$11,461,361	$11,170,282
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$421,062	$540,501
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	106,281	108,420
Amortization	57,546	55,711
Share incentive plan compensation	46,527	44,462
Deferred income taxes	26,714	(19,903)
Foreign currency transaction loss	10,027	5,194
(Gain) on sale of plant and equipment	(1,828)	(1,308)
(Gain) on sale of business	(12,708)	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	282,950	70,385
Inventories	(13,429)	(97,873)
Prepaid expenses	(13,950)	(19,204)
Other assets	(20,667)	(26,907)
Accounts payable, trade	(166,909)	(67,044)
Accrued payrolls and other compensation	(144,204)	(121,689)
Accrued domestic and foreign taxes	(68,297)	(78,788)
Other accrued liabilities	(54,954)	76,027
Pensions and other postretirement benefits	(110,366)	52,135
Other liabilities	3,543	43,297
Net cash provided by operating activities	347,338	563,416
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $33,160 in 2012 and $6,802 in 2011)	(621,716)	(13,652)
Capital expenditures	(140,221)	(96,897)
Proceeds from sale of plant and equipment	14,173	11,179
Proceeds from sale of business	68,569	—
Other	(7,765)	(14,498)
Net cash (used in) investing activities	(686,960)	(113,868)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	18,561	1,833
Payments for common shares	(157,990)	(313,544)
Tax benefit from share incentive plan compensation	38,269	2,964
Acquisition of noncontrolling interests	(1,072)	(76,893)
Proceeds from (payments for) notes payable, net	270,281	(1)
Proceeds from long-term borrowings	3,585	104
Payments for long-term borrowings	(105,154)	(1,192)
Dividends	(123,328)	(119,031)
Net cash (used in) financing activities	(56,848)	(505,760)
Effect of exchange rate changes on cash	55,788	(113,270)
Net decrease in cash and cash equivalents	(340,682)	(169,482)
Cash and cash equivalents at beginning of year	838,317	657,466
Cash and cash equivalents at end of period	$497,635	$487,984
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net sales
Industrial:
North America	$1,197,705	$1,183,352	$2,463,752	$2,388,169
International	1,168,961	1,218,812	2,345,851	2,507,927
Aerospace	528,656	496,505	1,069,739	993,997
Climate & Industrial Controls	170,173	208,163	401,088	450,620
Total	$3,065,495	$3,106,832	$6,280,430	$6,340,713
Segment operating income
Industrial:
North America	$183,914	$195,738	$411,106	$418,965
International	123,434	165,940	275,205	374,159
Aerospace	52,172	70,262	114,070	138,899
Climate & Industrial Controls	8,130	9,823	29,840	29,615
Total segment operating income	367,650	441,763	830,221	961,638
Corporate general and administrative expenses	45,401	46,136	85,168	104,152
Income before interest expense and other expense	322,249	395,627	745,053	857,486
Interest expense	24,216	23,769	47,725	46,990
Other expense	35,404	32,911	98,641	59,964
Income before income taxes	$262,629	$338,947	$598,687	$750,532

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2012, the results of operations for the six months ended December 31, 2012 and 2011 and cash flows for the six months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2012 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year. The Company incorrectly presented the acquisition of a noncontrolling interest in the investing activities section of the Consolidated Statement of Cash Flows for the six months ended December 31, 2011. Such amount has been corrected through reclassification to the financing section in the Consolidated Statement of Cash Flows for the six months ended December 31, 2011.
The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. On January 24, 2013, the Board of Directors approved an increase in the overall maximum number of shares authorized for repurchase under the share repurchase program described in Note 5 so that, beginning on such date, the aggregate number of shares authorized for repurchase was 15 million shares. Such authorization is limited, in any single fiscal year, to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. There is no expiration date for this program. No subsequent events have occurred that required adjustment to these financial statements.

2. New accounting pronouncements
In September 2011, the FASB issued new accounting guidance related to testing goodwill for impairment. The new guidance allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether the entity should calculate the fair value of a reporting unit. It also expands the events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently in the process of performing its annual goodwill impairment test and does not believe the availability of using a qualitative assessment to determine whether a fair value should be calculated for a reporting unit will have a significant impact on the annual goodwill impairment testing process.

3. Product warranty
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of December 31, 2012 and June 30, 2012 is immaterial to the financial position of the Company and the change in the accrual for the current quarter and first six months of fiscal 2013 is immaterial to the Company’s results of operations and cash flows.

4. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended December 31, 2012 and 2011.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Numerator:
Net income attributable to common shareholders	$180,962	$240,766	$420,703	$537,784
Denominator:
Basic - weighted average common shares	149,001,273	150,960,202	149,143,561	151,699,614
Increase in weighted average common shares from dilutive effect of equity-based awards	3,197,431	3,757,009	2,874,464	3,324,865
Diluted - weighted average common shares, assuming exercise of equity-based awards	152,198,704	154,717,211	152,018,025	155,024,479
Basic earnings per share	$1.21	$1.59	$2.82	$3.55
Diluted earnings per share	$1.19	$1.56	$2.77	$3.47
For the three months ended December 31, 2012 and 2011, 1,079,590 and 96,328 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended December 31, 2012 and 2011, 917,305 and 753,316 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

5. Share repurchase program
The Company has a program to repurchase its common shares. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows and commercial paper borrowings, and the shares are initially held as treasury stock. During the three-month period ended December 31, 2012, the Company repurchased 613,785 shares at an average price, including commissions, of $81.46 per share. Fiscal year-to-date, the Company repurchased 1,931,762 shares at an average price, including commissions, of $81.36 per share.

6. Accounts receivable, net
The Accounts receivable, net caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2012	June 30, 2012
Accounts receivable, trade	$1,605,120	$1,792,961
Allowance for doubtful accounts	(13,262)	(10,518)
Non-trade accounts receivable	92,772	84,872
Notes receivable	117,775	124,969
Total	$1,802,405	$1,992,284
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
Business realignment charges by business segment are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Industrial	$2,610	$1,194	$5,138	$6,898
Climate & Industrial Controls	156	—	367	148

Work force reductions in connection with such business realignment charges by business segment are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Industrial	167	33	318	204
Climate & Industrial Controls	29	—	30	4

The charges primarily consist of severance costs related to plant closures as well as general work force reductions implemented by various operating units throughout the world. In addition, $1,918 of severance costs for 98 people have been recognized in connection with the divestiture of the Turkey refrigeration components business and is reflected in the other expense caption in the Business Segment Information. The Company believes the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Cost of sales	$2,098	$1,194	$4,104	$6,652
Selling, general and administrative expenses	668	—	1,401	394
Other (income), net	1,918	—	1,918	—
As of December 31, 2012, approximately $4.0 million in severance payments have been made relating to charges incurred during fiscal 2013, with the majority of the remaining payments expected to be made by June 30, 2013. All required severance payments have been made relating to charges incurred in fiscal 2012. Additional charges to be recognized in future periods related to the realignment actions described above are not expected to be material.

8. Equity
As of July 1, 2012, the Company adopted the provisions of FASB Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income." As a result of this adoption, the Company has presented total comprehensive income in a separate Statement of Comprehensive Income.

Changes in equity for the three months ended December 31, 2012 and 2011 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at September 30, 2012	$5,141,124	$10,890	$5,152,014
Net income	180,962	152	181,114
Other comprehensive income (loss)	94,579	(1,898)	92,681
Dividends paid	(61,236)	(727)	(61,963)
Stock incentive plan activity	17,057	—	17,057
Acquisition activity	3,231	(5,145)	(1,914)
Shares purchased at cost	(50,000)	—	(50,000)
Balance at December 31, 2012	$5,325,717	$3,272	$5,328,989

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at September 30, 2011	$5,017,264	$96,224	$5,113,488
Net income	240,766	1,577	242,343
Other comprehensive (loss)	(41,825)	(10)	(41,835)
Dividends paid	(56,013)	(14)	(56,027)
Stock incentive plan activity	17,934	—	17,934
Shares purchased at cost	(20,000)	—	(20,000)
Balance at December 31, 2011	$5,158,126	$97,777	$5,255,903

8. Equity, cont'd

Changes in equity for the six months ended December 31, 2012 and 2011 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2012	$4,896,515	$9,215	$4,905,730
Net income	420,703	359	421,062
Other comprehensive income (loss)	228,760	(1,524)	227,236
Dividends paid	(122,601)	(727)	(123,328)
Stock incentive plan activity	56,286	—	56,286
Acquisition activity	3,231	(4,051)	(820)
Shares purchased at cost	(157,177)	—	(157,177)
Balance at December 31, 2012	$5,325,717	$3,272	$5,328,989

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2011	$5,383,854	$104,482	$5,488,336
Net income	537,784	2,717	540,501
Other comprehensive (loss) income	(314,361)	1,492	(312,869)
Dividends paid	(112,091)	(6,940)	(119,031)
Stock incentive plan activity	39,832	—	39,832
Acquisition activity	(64,920)	(3,974)	(68,894)
Shares purchased at cost	(311,972)	—	(311,972)
Balance at December 31, 2011	$5,158,126	$97,777	$5,255,903

9. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the six months ended December 31, 2012 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance at June 30, 2012	$2,518,121	$98,674	$309,061	$2,925,856
Acquisitions	327,411	—	—	327,411
Divestitures	—	—	(20,044)	(20,044)
Foreign currency translation and other	60,433	14	1,471	61,918
Balance at December 31, 2012	$2,905,965	$98,688	$290,488	$3,295,141
Acquisitions represent the original goodwill allocation, purchase price adjustments, and final adjustments to the purchase price allocation for the acquisitions during the measurement period subsequent to the applicable acquisition dates. The Company’s previously reported results of operations and financial position would not be materially different had the goodwill adjustments recorded during the first six months of fiscal 2013 been reflected in the same reporting period that the initial purchase price allocations for those acquisitions were made.
Divestitures represent goodwill associated with businesses for which the Company entered into agreements to divest during the first six months of fiscal 2013 as more fully discussed in Note 13.
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	December 31, 2012		June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$141,841	$71,866	$118,034	$66,303
Trademarks	394,891	141,453	321,019	129,081
Customer lists and other	1,490,223	445,658	1,247,820	396,271
Total	$2,026,955	$658,977	$1,686,873	$591,655
Total intangible amortization expense for the six months ended December 31, 2012 was $55,961. The estimated amortization expense for the five years ending June 30, 2013 through 2017 is $119,790, $121,711, $116,603, $111,535, and $107,703, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the six months ended December 31, 2012.

10. Retirement benefits
Net pension benefit cost recognized included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Service cost	$26,683	$21,000	$55,017	$42,624
Interest cost	44,920	46,823	87,993	92,739
Expected return on plan assets	(55,778)	(50,101)	(105,416)	(100,270)
Amortization of prior service cost	3,740	3,523	7,228	7,007
Amortization of net actuarial loss	52,565	27,046	100,148	52,460
Amortization of initial net obligation (asset)	6	(15)	12	(30)
Net pension benefit cost	$72,136	$48,276	$144,982	$94,530
Net postretirement benefit cost recognized included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Service cost	$182	$181	$364	$362
Interest cost	870	881	1,740	1,762
Net amortization and deferral and other	116	129	233	258
Net postretirement benefit cost	$1,168	$1,191	$2,337	$2,382

11. Income taxes
As of December 31, 2012, the Company had gross unrecognized tax benefits of $111,779. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $65,659. If recognized, a significant portion of the gross unrecognized tax benefits would be offset against an asset currently recorded in the Consolidated Balance Sheet. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $2,845.
The Company and its subsidiaries file income tax returns in the United States and in various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to examinations of its federal income tax returns by the United States Internal Revenue Service for fiscal years through 2010. All significant state, local and foreign tax returns have been examined for fiscal years through 2003. The Company does not anticipate that the total amount of gross unrecognized tax benefits will significantly change due to the settlement of examinations and the expiration of statute of limitations within the next twelve months.

12. Financial instruments and fair value measurement
The Company’s financial instruments consist primarily of cash and cash equivalents, long-term investments, and accounts receivable as well as obligations under accounts payable, trade, notes payable and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, accounts receivable, accounts payable, trade and notes payable approximate fair value. The carrying value of long-term debt (excluding capital leases) and estimated fair value of long-term debt (excluding capital leases) are as follows:

	December 31, 2012	June 30, 2012
Carrying value of long-term debt (excluding capital leases)	$1,736,627	$1,728,983
Estimated fair value of long-term debt (excluding capital leases)	2,021,749	2,005,887
The fair value of long-term debt was estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.
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
The following summarizes the location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet as of December 31, 2012 and June 30, 2012:

	Balance Sheet Caption	December 31, 2012	June 30, 2012
Net investment hedges
Cross-currency swap contracts	Other liabilities	$21,697	$2,008
Cash flow hedges
Costless collar contracts	Accounts receivable	3,726	2,466
Forward exchange contracts	Accounts receivable	(2,772)	1,887
Costless collar contracts	Other accrued liabilities	645	552

12. Financial instruments and fair value measurement, cont'd

The fair values at December 31, 2012 and June 30, 2012 are classified within level 2 of the fair value hierarchy. There are no other financial assets or financial liabilities that are marked to market on a recurring basis. Fair values are transferred between levels of the fair value hierarchy when facts and circumstances indicate that a change in the method of estimating the fair value of a financial asset or financial liability is warranted.
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
Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Forward exchange contracts	$(1,302)	$16,804	$(4,564)	$(14,588)
Costless collar contracts	917	(1,765)	3,172	5,850
Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Cross-currency swap contracts	$(9,632)	$1,674	$(12,163)	$17,315
Foreign denominated debt	642	5,287	(2,856)	16,665
There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor was any portion of these financial instruments excluded from the effectiveness testing, during the six months ended December 31, 2012 and 2011.

13. Acquisitions and divestitures

Acquisitions - During the first six months of fiscal 2013, the Company completed eight acquisitions whose aggregate sales for their most recent fiscal year prior to acquisition were $484 million. Total purchase price for the eight acquisitions was approximately $622 million in cash and $114 million in assumed debt.

Divestitures - During the second quarter of fiscal 2013, the Company completed the divestiture of the automotive businesses of the Mobile Climate Systems division. Also during the second quarter of fiscal 2013, the Company entered into an agreement to divest its Turkey refrigeration components business. The Company has written down the net assets of this business to their net realizable value in the second quarter of fiscal 2013 as the divestiture is expected to result in a loss when it is completed in the third quarter of fiscal 2013. Both of these businesses were part of the Climate & Industrial Controls Segment and had combined revenues of approximately $158 million for their most recent fiscal year. The Company recorded a net pre-tax gain in the second quarter of fiscal 2013 of approximately $17 million related to the divestitures. The gain is reflected in the other (income), net caption in the Consolidated Statement of Income.

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012
AND COMPARABLE PERIODS ENDED DECEMBER 31, 2011
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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. The PMI at the end of December 2012 for the United States, the Eurozone countries and China was 50.7, 46.1 and 51.5, respectively. Since June 30, 2012, the PMI for the United States, the Eurozone countries and China have increased. Since September 30, 2012, the PMI for the United States decreased, the PMI for the Eurozone countries remained unchanged and the PMI for China increased.
Global aircraft miles flown have increased approximately two percent from the comparable fiscal 2012 level and global revenue passenger miles have increased approximately three percent from the comparable fiscal 2012 level. The Company anticipates that U.S. Department of Defense spending with regard to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2013 will be slightly up from the comparable fiscal 2012 level.
Housing starts in December 2012 were approximately 37 percent higher than housing starts in December 2011 and were approximately nine percent higher than housing starts in September 2012.
The Company remains focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company has been able to borrow funds at affordable interest rates and had a debt to debt-shareholders’ equity ratio of 27.5 percent at December 31, 2012 compared to 25.7 percent at September 30, 2012 and 26.1 percent at June 30, 2012.
The Company believes many opportunities for profitable growth are available. The Company intends to focus primarily on business opportunities in the areas of energy, water, agriculture, environment, defense, life sciences, infrastructure and transportation.

The Company believes it can meet its strategic objectives by:

•	Serving the customer;

•	Successfully executing its Win Strategy initiatives relating to premier customer service, financial performance and profitable growth;

•	Maintaining its decentralized division and sales company structure;

•	Fostering an entrepreneurial culture;

•	Engineering innovative systems and products to provide superior customer value through improved service, efficiency and productivity;

•	Delivering products, systems and services that have demonstrable savings to customers and are priced by the value they deliver;

•	Acquiring strategic businesses;

•	Organizing around targeted regions, technologies and markets;

•	Driving efficiency by implementing lean enterprise principles; and

•	Creating a culture of empowerment through its values, inclusion and diversity, accountability and teamwork.
During the first six months of fiscal 2013, the Company completed eight acquisitions whose aggregate sales for their most recent fiscal year prior to acquisition were $484 million. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. In the second quarter of fiscal 2013, the Company completed the divestiture of the automotive businesses of the Mobile Climate Systems division and entered into an agreement to divest its Turkey refrigeration components business. Both of the divested businesses are part of the Climate & Industrial Controls Segment. The Company recognized a net pre-tax gain of $17 million related to the divestitures. The Company will continue to assess its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.
The discussion below is structured to separately discuss the Consolidated Statement of Income, Results by Business Segment, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2012	2011	2012	2011
Net sales	$3,065.5	$3,106.8	$6,280.4	$6,340.7
Gross profit	$643.5	$725.5	$1,381.0	$1,544.9
Gross profit margin	21.0%	23.4%	22.0%	24.4%
Selling, general and administrative expenses	$381.1	$368.7	$762.2	$755.2
Selling, general and administrative expenses, as a percent of sales	12.4%	11.9%	12.1%	11.9%
Interest expense	$24.2	$23.8	$47.7	$47.0
Other (income), net	$(24.4)	$(5.9)	$(27.6)	$(7.7)
Effective tax rate	31.0%	28.5%	29.7%	28.0%
Net income	$181.1	$242.3	$421.1	$540.5
Net income, as a percent of sales	5.9%	7.8%	6.7%	8.5%

Net sales for the current-year quarter and first six months of fiscal 2013 decreased slightly from the comparable prior-year periods primarily due to lower volume experienced in the Industrial International businesses and the Climate & Industrial Controls Segment offsetting slightly higher volume experienced in the Industrial North American businesses and the Aerospace Segment. Acquisitions made in the last 12 months contributed approximately $120 million and $209 million in sales in the current-year quarter and first six months of fiscal 2013, respectively. The effect of currency rate changes decreased net sales by approximately $19 million in the current-year quarter and $110 million for the first six months of fiscal 2013.
Gross profit margin declined in the current-year quarter and first six months of fiscal 2013 primarily due to higher defined benefit costs, operating inefficiencies in the Industrial Segment and an unfavorable product mix and higher engineering development costs in the Aerospace Segment.
Selling, general and administrative expenses increased slightly for the current-year quarter and first six months of fiscal 2013 primarily due to an increase in intangible asset amortization expense and higher acquisition-related expenses, partially offset by lower expenses associated with the Company’s incentive programs.
Interest expense for the current-year quarter and first six months of fiscal 2013 increased primarily due to higher weighted-average borrowings and higher interest rates on commercial paper borrowings.
Other (income), net for the current-year quarter and first six months of fiscal 2013 includes a net gain of approximately $17 million related to the divestiture of the automotive businesses of the Mobile Climate Systems division and the Turkey refrigeration components business.
Effective tax rate for the current-year quarter and first six months of fiscal 2013 was higher than the comparable prior-year amounts primarily due to the expiration of the provisions relating to the U.S. research tax credit. The effective tax rate for the current-year quarter was also adversely impacted by an unfavorable geographical mix of earnings and the tax effects of anticipated and completed business divestitures. On January 2, 2013, the American Taxpayer Relief Act of 2013 was enacted into law. The impact of this legislation is expected to reduce the Company's effective tax rate for fiscal 2013 by approximately two percent. The Company expects the effective tax rate for fiscal 2013 will be approximately 28 percent.
RESULTS BY BUSINESS SEGMENT
Industrial Segment

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2012	2011	2012	2011
Net sales
North America	$1,197.7	$1,183.4	$2,463.8	$2,388.2
International	1,169.0	1,218.8	2,345.9	2,507.9
Operating income
North America	183.9	195.7	411.1	419.0
International	$123.4	$165.9	$275.2	$374.2
Operating margin
North America	15.4%	16.5%	16.7%	17.5%
International	10.6%	13.6%	11.7%	14.9%
Backlog	$1,719.9	$1,813.4	$1,719.9	$1,813.4
`

The Industrial Segment operations experienced the following percentage changes in net sales in the current-year period compared to the comparable prior-year period:

	Period ending December 31,
	Three Months	Six Months
Industrial North America – as reported	1.2%	3.2%
Acquisitions	5.1%	4.1%
Currency	0.3%	0.1%
Industrial North America – without acquisitions and currency	(4.2)%	(1.0)%

Industrial International – as reported	(4.1)%	(6.5)%
Acquisitions	4.8%	4.4%
Currency	(1.8)%	(4.3)%
Industrial International – without acquisitions and currency	(7.1)%	(6.6)%

Total Industrial Segment – as reported	(1.5)%	(1.8)%
Acquisitions	5.0%	4.3%
Currency	(0.8)%	(2.1)%
Total Industrial Segment – without acquisitions and currency	(5.7)%	(4.0)%
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
Excluding the effects of acquisitions and changes in currency exchange rates, the decrease in Industrial North American sales for the current-year quarter and first six months of fiscal 2013 is primarily the result of lower demand from distributors as well as from end-users in most markets. The decrease in Industrial International sales for the current-year quarter and first six months of fiscal 2013 is primarily attributable to lower volume across most markets in all regions with the largest decrease equally distributed between Europe and the Asia Pacific region.
The decrease in operating margins in the Industrial North American businesses is primarily due to an unfavorable product mix and operating inefficiencies resulting from a decline in the rate of sales growth between both the current-year quarter and the prior-year quarter and the first six months of fiscal 2013 and the first six months of fiscal 2012 partially offset by the favorable effect of lower raw material prices. The decrease in operating margins in the Industrial International businesses is primarily due to the lower sales volume, resulting in operating inefficiencies as well as the impact of integration costs related to current-year acquisitions.

The following business realignment expenses are included in Industrial North America and Industrial International operating income:

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2012	2011	2012	2011
Industrial North America	$0.2	$0.5	$0.4	$1.0
Industrial International	2.4	0.7	4.7	5.9

The business realignment charges consist primarily of severance costs resulting from plant closures as well as general reductions in work force. The Company does not anticipate that cost savings realized from the work force reductions taken during the first six months of fiscal 2013 will have a material impact on future operating margins. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Industrial Segment. Such actions may include the necessity to record additional business realignment charges in the remainder of fiscal 2013, the timing and amount of which has not been finalized.
The decrease in backlog from the prior-year quarter and the June 30, 2012 amount of $1,813.7 million is primarily due to lower order rates in virtually all of the Industrial North American and Industrial International businesses with the decline in backlog split evenly between Industrial North America and Industrial International. The Company anticipates Industrial North American sales for fiscal 2013 will range from a decrease of 0.7 percent to an increase of 2.3 percent from the fiscal 2012 level and Industrial International sales for fiscal 2013 will decrease between 4.7 percent and 1.6 percent from the fiscal 2012 level. Industrial North American operating margins in fiscal 2013 are expected to range from 16.5 percent to 16.9 percent and Industrial International operating margins are expected to range from 12.5 percent to 12.9 percent. The lower expected sales and operating margin levels in 2013 are primarily due to anticipated weakness in the Industrial Segment markets for the remainder of fiscal 2013.
Aerospace Segment

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2012	2011	2012	2011
Net sales	$528.7	$496.5	$1,069.7	$994.0
Operating income	$52.2	$70.3	$114.1	$138.9
Operating margin	9.9%	14.2%	10.7%	14.0%
Backlog	$1,931.9	$1,751.0	$1,931.9	$1,751.0
The increase in net sales in the Aerospace Segment for the current-year quarter and first six months of fiscal 2013 is primarily due to higher volume in both the commercial and military original equipment manufacturer (OEM) businesses partially offset by lower volume in the commercial aftermarket business. Sales for the first six months of fiscal 2013 also were adversely impacted by lower volume in the military aftermarket business. The lower margins in the current-year quarter and first six months of fiscal 2013 were primarily due to an unfavorable product mix as well as higher engineering development costs.
The increase in backlog from the prior-year quarter is primarily due to higher order rates in the commercial OEM and the military OEM and aftermarket businesses more than offsetting a decline in order rates in the commercial aftermarket business. The increase in backlog from the June 30, 2012 amount of $1,862.0 million is primarily due to higher order rates in the military OEM and aftermarket businesses partially offset by lower order rates in the commercial OEM and aftermarket businesses. For fiscal 2013, sales are expected to increase between 6.6 percent and 9.6 percent from the fiscal 2012 level and operating margins are expected to range from 12.2 percent to 12.4 percent. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.

Climate & Industrial Controls Segment

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2012	2011	2012	2011
Net sales	$170.2	$208.2	$401.1	$450.6
Operating income	$8.1	$9.8	$29.8	$29.6
Operating margin	4.8%	4.7%	7.4%	6.6%
Backlog	$114.6	$160.5	$114.6	$160.5
The Climate & Industrial Controls (CIC) Segment operations experienced the following percentage changes in net sales in the current-year period compared to the comparable prior-year period:

	Period ending December 31,
	Three Months	Six Months
CIC Segment – as reported	(18.3)%	(11.0)%
Currency	0.2%	(0.8)%
CIC Segment – without currency	(18.5)%	(10.2)%
The above presentation reconciles the percentage changes in net sales of the CIC Segment operations reported in accordance with U.S. GAAP to percentage changes in net sales adjusted to remove the effects of currency exchange rates. The effects of currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.
Excluding the effects of changes in currency exchange rates, the decrease in net sales in the CIC Segment for the current-year quarter and first six months of fiscal 2013 is primarily due to the absence of sales from the automotive businesses of the Mobile Climate Systems division which were divested during the current-year quarter. Operating margins in the current-year quarter and first six months of fiscal 2013 were higher than the prior-year comparable periods primarily due to spending control efforts and lower raw material prices more than offsetting the impact of the decrease in sales volume. Business realignment charges recorded by the CIC Segment in fiscal 2013 and fiscal 2012 were not significant. The Company may take further actions to structure appropriately the operations of the CIC Segment. Such actions may include the necessity to record business realignment charges in the remainder of fiscal 2013, the timing and amount of which has not been finalized.
In October 2012, the Company completed the divestiture of the automotive businesses of the Mobile Climate Systems division and in December 2012 entered into an agreement to divest its Turkey refrigeration components business, which is expected to be completed in the third quarter of fiscal 2013. For fiscal 2013, sales are expected to decrease between 14.5 percent and 11.5 percent from the fiscal 2012 level and operating margins are expected to range from 9.4 percent to 9.8 percent. The expected fiscal 2013 sales and operating margins take into consideration the absence of sales and operating margins of each of the divested businesses for the remainder of fiscal 2013.
Corporate general and administrative expenses
Corporate general and administrative expenses were $45.4 million in the current-year quarter compared to $46.1 million in the prior-year quarter and were $85.2 million for the first six months of fiscal 2013 compared to $104.2 million for the first six months of fiscal 2012. As a percent of sales, corporate general and administrative expenses for the current-year quarter remained at 1.5 percent as compared to the prior-year quarter and decreased to 1.4 percent for the first six months of fiscal 2013 compared to 1.6 percent for the first six months of fiscal 2012. The lower expense is primarily due to lower incentive compensation expenses partially offset by higher charitable contributions.

Other expense (in the Results By Business Segment) included the following:

(dollars in millions)	Three Months Ended December 31,		Six Months Ended December 31,
Expense (income)	2012	2011	2012	2011
Foreign currency transaction	$10.0	$5.7	$10.7	$(4.1)
Stock-based compensation	8.0	8.6	31.5	27.8
Pensions	34.4	19.2	69.8	35.9
Divestitures and asset sales and writedowns	(15.0)	0.2	(16.2)	(1.3)
Other items, net	(2.0)	(0.8)	2.8	1.7
	$35.4	$32.9	$98.6	$60.0
The increase in pension expense in the current-year quarter and first six months of fiscal 2013 primarily resulted from a higher amount of actuarial losses, primarily related to domestic defined benefit plans, recognized in the current-year quarter and first six months of fiscal 2013. Divestitures and asset sales and writedowns for the current-year quarter and first six months of fiscal 2013 includes a net gain of approximately $17 million related to the divestiture of the automotive businesses of the Mobile Climate Systems division and the Turkey refrigeration components business.
CONSOLIDATED BALANCE SHEET

(dollars in millions)	December 31, 2012	June 30, 2012
Cash and cash equivalents	$497.6	$838.3
Accounts receivable, net	1,802.4	1,992.3
Inventories	1,515.3	1,400.7
Accrued payrolls and other compensation	335.6	463.9
Notes payable and long-term debt payable within one year	510.0	225.6
Shareholders’ equity	5,325.7	4,896.5
Working capital	$1,607.5	$2,012.1
Current ratio	1.65	1.81
Cash and cash equivalents include $440 million and $629 million held by the Company's foreign subsidiaries at December 31, 2012 and June 30, 2012, respectively. Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences. The Company's principal sources of liquidity are its cash flows provided by operating activities, commercial paper borrowings or borrowings directly from its line of credit. The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, benefit plan funding, dividend payments or share repurchases.
Accounts receivable, net is primarily receivables due from customers for sales of product ($1,592 million at December 31, 2012 and $1,782 million at June 30, 2012). Days sales outstanding relating to trade accounts receivable was 48 days at both December 31, 2012 and June 30, 2012. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.
Inventories increased $115 million (which includes as increase of $22 million from the effect of foreign currency translation)primarily due to acquisitions as well as an increase in inventory levels in the Aerospace Segment partially offset by a decrease in inventory levels in the Industrial Segment. Days’ supply of inventory was 66 days at December 31, 2012, 55 days at June 30, 2012 and 63 days at December 31, 2011.
Accrued payrolls and other compensation decreased primarily due to the payment of incentive compensation during fiscal 2013 that had been accrued as of June 30, 2012.
Shareholders’ equity activity during the first six months of fiscal 2013 included a decrease of approximately $157 million related to share repurchases and an increase of approximately $161 million related to foreign currency translation adjustments.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended December 31,
(dollars in millions)	2012	2011
Cash provided by (used in):
Operating activities	$347.3	$563.4
Investing activities	(687.0)	(113.9)
Financing activities	(56.8)	(505.8)
Effect of exchange rates	55.8	(113.2)
Net decrease in cash and cash equivalents	(340.7)	(169.5)
Cash flows from operating activities decreased compared to the first six months of fiscal 2012 primarily due to a decrease in net income as well as $226 million of voluntary cash contributions made to the Company's domestic qualified defined benefit pension plan during the first six months of fiscal 2013. The Company continues to focus on managing its inventory and other working capital requirements.
Cash flows used in investing activities increased in fiscal 2013 primarily due to an increase in acquisition activity as well as an increase in capital expenditures partially offset by the net proceeds from the sale of the automotive businesses of the Mobile Climate Systems division.
Cash flows used in financing activities in fiscal 2013 included the repurchase of 1.9 million common shares for $157 million as compared to the repurchase of 4.6 million common shares for $312 million in the prior year. Cash flow activities in the current year include a higher level of borrowings than the prior year due to the increase in acquisition activity. In both the current and prior year, the Company purchased the outstanding shares not previously owned by the Company in majority-owned subsidiaries.
The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-shareholders’ equity of no more than 37 percent.

(dollars in millions) Debt to Debt-Shareholders’ Equity Ratio	December 31, 2012	June 30, 2012
Debt	$2,019	$1,730
Debt & Shareholders’ equity	$7,345	$6,626
Ratio	27.5%	26.1%
At December 31, 2012, the Company had a line of credit totaling $2,000 million through a multi-currency revolving credit agreement with a group of banks, of which $1,718 million was available. The credit agreement expires in October 2017; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which would increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
The Company is currently authorized to sell up to $1,850 million of short-term commercial paper notes. As of December 31, 2012, $282 million of commercial paper notes were outstanding and the largest amount of commercial paper notes outstanding during the second quarter of fiscal 2013 was $1,414 million.
The Company’s credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at December 31, 2012, the most restrictive financial covenant provides that the ratio of secured debt to net tangible assets be less than 10 percent. However, the Company currently does not have secured debt in its debt portfolio. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

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
The Company continually monitors its reporting units for impairment indicators and updates assumptions used in the most recent calculation of the fair value of a reporting unit as appropriate. The Company is unaware of any current market trends that are contrary to the assumptions made in the estimation of the fair value of any of its reporting units. If actual experience is not consistent with the assumptions made in the estimation of the fair value of the reporting units, especially assumptions regarding penetration into new markets and the recovery of the current economic environment, it is possible that the estimated fair value of certain reporting units could fall below their carrying value resulting in the necessity to conduct additional goodwill impairment tests. The annual goodwill impairment test for fiscal 2013 is expected to be completed by the end of the third quarter of fiscal 2013.
Long-lived assets held for use, which primarily includes finite-lived intangible assets and property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their net carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. During the first six months of fiscal 2013, there were no events or circumstances that indicated that the net carrying value of the Company’s long-lived assets held for use was not recoverable.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective.
There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION
PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings. Parker ITR S.r.l. (Parker ITR), a subsidiary acquired on January 31, 2002, has been the subject of a number of lawsuits and regulatory investigations. The lawsuits and investigations relate to allegations that for a period of up to 21 years, the Parker ITR business unit that manufactures and sells marine hose, typically used in oil transfer, conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States and in other jurisdictions. Parker ITR and the Company have cooperated with all of the regulatory authorities investigating the activities of the Parker ITR business unit that manufactures and sells marine hose and continue to cooperate with the investigations that remain ongoing. Several of the investigations and all of the lawsuits have concluded. The following investigations remain pending.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 through October 31, 2012	222,802	(2)	$81.06	221,900	8,632,550
November 1, 2012 through November 30, 2012	196,300		$79.72	196,300	8,436,250
December 1, 2012 through December 31, 2012	195,585		$83.60	195,585	8,240,665
Total:	614,687		$81.44	613,785	8,240,665

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

On January 24, 2013, the Board of Directors approved an increase in the overall maximum number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 15 million shares. Such authorization is limited, in any single fiscal year, to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. There is no expiration date for this program.

(2)
Includes 902 shares surrendered to the Company by certain non-employee directors to satisfy tax withholding obligations on restricted stock issued under the Company's non-employee directors' stock incentive plan.

ITEM 5. Other Information. In footnote 4 to the consolidated financial statements of the Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the "Annual Report"), the Company disclosed that as of June 30, 2012, there were $669 million of accumulated undistributed earnings of foreign operations that have been reinvested in their operations. Subsequent to the filing of the Annual Report, the Company became aware that the correct amount of accumulated undistributed earnings of foreign operations reinvested in their operations, as of June 30, 2012, was $2.4 billion. The accumulated undistributed earnings of foreign operations as disclosed in footnote 4 does not affect the amounts reported in the Annual Report in the Consolidated Statement of Income for the year ended June 30, 2012, the Consolidated Balance Sheet as of June 30, 2012 or the Consolidated Statement of Cash Flows for the year ended June 30, 2012 for the Company's results of operations, financial position or cash flows, respectively.

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

10(a)
Amended and Restated Parker-Hannifin Corporation 2009 Omnibus Stock Incentive Plan incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the Commission on September 24, 2012 (Commission File No. 1-4982).

10(b)	Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 24, 2012.*

12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2012.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended December 31, 2012 and 2011, (ii) Consolidated Statement of Income for the six months ended December 31, 2012 and 2011, (iii) Consolidated Statement of Comprehensive Income for the three months ended December 31, 2012 and 2011, (iv) Consolidated Statement of Comprehensive Income for the six months ended December 31, 2012 and 2011, (v) Consolidated Balance Sheet at December 31, 2012 and June 30, 2012, (vi) Consolidated Statement of Cash Flows for the six months ended December 31, 2012 and 2011 and (vii) Notes to Consolidated Financial Statements for the six months ended December 31, 2012.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Jon. P. Marten
Jon P. Marten
Executive Vice President - Finance & Administration and Chief Financial Officer

Date: February 6, 2013

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10(a)
Amended and Restated Parker-Hannifin Corporation 2009 Omnibus Stock Incentive Plan incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the Commission on September 24, 2012 (Commission File No. 1-4982).

10(b)	Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 24, 2012.*

12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2012.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended December 31, 2012 and 2011, (ii) Consolidated Statement of Income for the six months ended December 31, 2012 and 2011, (iii) Consolidated Statement of Comprehensive Income for the three months ended December 31, 2012 and 2011, (iv) Consolidated Statement of Comprehensive Income for the six months ended December 31, 2012 and 2011, (v) Consolidated Balance Sheet at December 31, 2012 and June 30, 2012, (vi) Consolidated Statement of Cash Flows for the six months ended December 31, 2012 and 2011 and (vii) Notes to Consolidated Financial Statements for the six months ended December 31, 2012.