Form 10-Q
period 2013-03-31
PARKER HANNIFIN CORP
filed 2013-05-07
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding at March 31, 2013           149,251,263

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net sales	$3,307,041	$3,393,563	$9,587,471	$9,734,276
Cost of sales	2,569,189	2,590,315	7,468,608	7,386,079
Gross profit	737,852	803,248	2,118,863	2,348,197
Selling, general and administrative expenses	379,690	377,479	1,141,912	1,132,635
Interest expense	23,050	22,313	70,775	69,303
Other (income) expense, net	(3,439)	2,629	(31,062)	(5,100)
Income before income taxes	338,551	400,827	937,238	1,151,359
Income taxes	81,959	88,138	259,584	298,169
Net income	256,592	312,689	677,654	853,190
Less: Noncontrolling interest in subsidiaries' earnings	32	615	391	3,332
Net income attributable to common shareholders	$256,560	$312,074	$677,263	$849,858

Earnings per share attributable to common shareholders:
Basic	$1.72	$2.07	$4.54	$5.61
Diluted	$1.68	$2.01	$4.46	$5.49

Cash dividends per common share	$0.43	$0.39	$1.25	$1.13
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income	$256,592	$312,689	$677,654	$853,190
Less: Noncontrolling interests in subsidiaries' earnings	32	615	391	3,332
Net income attributable to common shareholders	256,560	312,074	677,263	849,858

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(122,964)	119,941	36,330	(230,326)
Retirement benefits plan activity	34,263	19,096	102,103	56,392
Realized loss	51	51	153	153
Other comprehensive income (loss)	(88,650)	139,088	138,586	(173,781)
Less: Other comprehensive income (loss) for noncontrolling interests	46	(27,101)	(1,478)	(25,609)
Other comprehensive income (loss) attributable to common shareholders	(88,696)	166,189	140,064	(148,172)
Total comprehensive income attributable to common shareholders	$167,864	$478,263	$817,327	$701,686
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	(Unaudited)
	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,677,319	$838,317
Accounts receivable, net	2,017,126	1,992,284
Inventories:
Finished products	559,438	576,291
Work in process	785,168	692,042
Raw materials	128,466	132,399
	1,473,072	1,400,732
Prepaid expenses	136,268	137,429
Deferred income taxes	134,724	129,352
Total current assets	5,438,509	4,498,114
Plant and equipment	5,013,020	4,849,229
Less accumulated depreciation	3,183,305	3,129,261
	1,829,715	1,719,968
Other assets	859,731	931,126
Intangible assets, net	1,313,990	1,095,218
Goodwill	3,229,827	2,925,856
Total assets	$12,671,772	$11,170,282
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$1,527,696	$225,589
Accounts payable, trade	1,162,125	1,194,684
Accrued payrolls and other compensation	395,113	463,889
Accrued domestic and foreign taxes	120,352	153,809
Other accrued liabilities	443,263	448,042
Total current liabilities	3,648,549	2,486,013
Long-term debt	1,496,026	1,503,946
Pensions and other postretirement benefits	1,693,048	1,909,755
Deferred income taxes	127,159	88,091
Other liabilities	294,582	276,747
Total liabilities	7,259,364	6,264,552
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at March 31 and June 30	90,523	90,523
Additional capital	630,245	640,249
Retained earnings	8,229,106	7,787,175
Accumulated other comprehensive (loss)	(1,275,837)	(1,415,900)
Treasury shares, at cost; 31,794,865 shares at March 31 and 31,415,530 shares at June 30	(2,264,979)	(2,205,532)
Total shareholders’ equity	5,409,058	4,896,515
Noncontrolling interests	3,350	9,215
Total equity	5,412,408	4,905,730
Total liabilities and equity	$12,671,772	$11,170,282
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$677,654	$853,190
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	159,803	159,505
Amortization	90,771	84,898
Share incentive plan compensation	65,516	64,102
Deferred income taxes	(1,858)	(54,928)
Foreign currency transaction loss	14,381	8,626
Gain on sale of plant and equipment	(2,080)	(2,921)
Gain on sale of businesses	(13,313)	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	39,518	(138,796)
Inventories	10,941	(55,329)
Prepaid expenses	580	11,367
Other assets	(27,457)	(26,360)
Accounts payable, trade	(64,202)	3,054
Accrued payrolls and other compensation	(80,636)	(40,216)
Accrued domestic and foreign taxes	(40,725)	(33,478)
Other accrued liabilities	(63,131)	52,368
Pensions and other postretirement benefits	(53,905)	89,078
Other liabilities	6,942	32,301
Net cash provided by operating activities	718,799	1,006,461
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $33,932 in 2013 and $6,802 in 2012)	(620,647)	(31,004)
Capital expenditures	(214,061)	(154,097)
Proceeds from sale of plant and equipment	24,321	15,560
Proceeds from sale of businesses	72,190	—
Other	(9,375)	(16,381)
Net cash (used in) investing activities	(747,572)	(185,922)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	28,928	8,451
Payments for common shares	(207,150)	(333,545)
Tax benefit from share incentive plan compensation	52,897	12,549
Acquisition of noncontrolling interests	(1,072)	(147,441)
Proceeds from notes payable, net	1,512,882	48,102
Proceeds from long-term borrowings	3,767	73,066
Payments for long-term borrowings	(329,970)	(73,405)
Dividends	(187,705)	(178,606)
Net cash provided by (used in) financing activities	872,577	(590,829)
Effect of exchange rate changes on cash	(4,802)	(113,717)
Net increase in cash and cash equivalents	839,002	115,993
Cash and cash equivalents at beginning of year	838,317	657,466
Cash and cash equivalents at end of period	$1,677,319	$773,459
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net sales
Industrial:
North America	$1,283,649	$1,315,357	$3,747,401	$3,703,526
International	1,241,464	1,286,751	3,587,315	3,794,678
Aerospace	578,026	542,760	1,647,765	1,536,757
Climate & Industrial Controls	203,902	248,695	604,990	699,315
Total	$3,307,041	$3,393,563	$9,587,471	$9,734,276
Segment operating income
Industrial:
North America	$209,048	$226,986	$620,154	$645,951
International	152,309	195,065	427,514	569,224
Aerospace	80,080	65,925	194,150	204,824
Climate & Industrial Controls	21,324	23,203	51,164	52,818
Total segment operating income	462,761	511,179	1,292,982	1,472,817
Corporate general and administrative expenses	41,410	38,377	126,578	142,529
Income before interest expense and other expense	421,351	472,802	1,166,404	1,330,288
Interest expense	23,050	22,313	70,775	69,303
Other expense	59,750	49,662	158,391	109,626
Income before income taxes	$338,551	$400,827	$937,238	$1,151,359

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2013, the results of operations for the nine months ended March 31, 2013 and 2012 and cash flows for the nine months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2012 Annual Report on Form 10-K and previously filed fiscal 2013 Form 10-Q's. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. No subsequent events have occurred that required adjustment to or disclosure in these financial statements.

2. New accounting pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued new accounting guidance requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (AOCI) by component. For items reclassified out of AOCI in their entirety, the disclosure of the income statement line where those items are reflected is also required. Cross-reference to disclosures providing additional information is required for other items not reclassified in their entirety. The guidance does not change the current requirements for reporting net income or other comprehensive income. The guidance, which must be presented prospectively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.

3. Product warranty
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of March 31, 2013 and June 30, 2012 is immaterial to the financial position of the Company and the change in the accrual for the current quarter and first nine months of fiscal 2013 is immaterial to the Company’s results of operations and cash flows.

4. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Numerator:
Net income attributable to common shareholders	$256,560	$312,074	$677,263	$849,858
Denominator:
Basic - weighted average common shares	149,287,628	151,017,910	149,191,583	151,472,380
Increase in weighted average common shares from dilutive effect of equity-based awards	3,072,984	3,926,336	2,661,939	3,432,169
Diluted - weighted average common shares, assuming exercise of equity-based awards	152,360,612	154,944,246	151,853,522	154,904,549
Basic earnings per share	$1.72	$2.07	$4.54	$5.61
Diluted earnings per share	$1.68	$2.01	$4.46	$5.49
For the three months ended March 31, 2013 and 2012, 345,779 and 74,554 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended March 31, 2013 and 2012, 1,160,648 and 764,508 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

5. Share repurchase program
The Company has a program to repurchase its common shares. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows and commercial paper borrowings, and the shares are initially held as treasury stock. During the three-month period ended March 31, 2013, the Company repurchased 529,000 shares at an average price, including commissions, of $92.90 per share. Fiscal year-to-date, the Company repurchased 2,460,762 shares at an average price, including commissions, of $83.84 per share.

6. Accounts receivable, net
The Accounts receivable, net caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2013	June 30, 2012
Accounts receivable, trade	$1,816,475	$1,792,961
Allowance for doubtful accounts	(13,089)	(10,518)
Non-trade accounts receivable	101,961	84,872
Notes receivable	111,779	124,969
Total	$2,017,126	$1,992,284
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
Business realignment charges by business segment are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Industrial	$1,688	$3,133	$6,826	$10,031
Climate & Industrial Controls	263	192	630	340

Work force reductions in connection with such business realignment charges by business segment are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Industrial	183	152	501	356
Climate & Industrial Controls	1	8	31	12

The charges primarily consist of severance costs related to plant closures as well as general work force reductions implemented by various operating units throughout the world. In addition, $1,918 of severance costs for 98 people have been recognized in connection with the Company's divestiture of its Turkey refrigeration components business and is reflected in the other expense caption in the Business Segment Information for the first nine months of fiscal 2013. The realignment charges for the three and nine months ended March 31, 2012 also include charges related to enhanced retirement benefits. The Company believes the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Cost of sales	$1,474	$3,314	$5,578	$9,966
Selling, general and administrative expenses	477	11	1,878	405
Other (income) expense, net	—	—	1,918	—
As of March 31, 2013, approximately $6.5 million in severance payments have been made relating to charges incurred during fiscal 2013, with the majority of the remaining payments expected to be made by September 30, 2013. All required severance payments have been made relating to charges incurred in fiscal 2012. Additional charges to be recognized in future periods related to the realignment actions described above are not expected to be material.

8. Equity
As of July 1, 2012, the Company adopted the provisions of FASB Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income." As a result of this adoption, the Company has presented total comprehensive income in a separate Statement of Comprehensive Income.

Changes in equity for the three months ended March 31, 2013 and 2012 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$5,325,717	$3,272	$5,328,989
Net income	256,560	32	256,592
Other comprehensive income (loss)	(88,696)	46	(88,650)
Dividends paid	(64,377)	—	(64,377)
Stock incentive plan activity	28,996	—	28,996
Shares purchased at cost	(49,142)	—	(49,142)
Balance at March 31, 2013	$5,409,058	$3,350	$5,412,408

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$5,158,126	$97,777	$5,255,903
Net income	312,074	615	312,689
Other comprehensive income (loss)	166,189	(27,101)	139,088
Dividends paid	(59,015)	(560)	(59,575)
Stock incentive plan activity	28,912	—	28,912
Acquisition activity	(8,694)	(61,855)	(70,549)
Shares purchased at cost	(20,000)	—	(20,000)
Balance at March 31, 2012	$5,577,592	$8,876	$5,586,468

8. Equity, cont'd

Changes in equity for the nine months ended March 31, 2013 and 2012 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2012	$4,896,515	$9,215	$4,905,730
Net income	677,263	391	677,654
Other comprehensive income (loss)	140,064	(1,478)	138,586
Dividends paid	(186,978)	(727)	(187,705)
Stock incentive plan activity	85,282	—	85,282
Acquisition activity	3,231	(4,051)	(820)
Shares purchased at cost	(206,319)	—	(206,319)
Balance at March 31, 2013	$5,409,058	$3,350	$5,412,408

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2011	$5,383,854	$104,482	$5,488,336
Net income	849,858	3,332	853,190
Other comprehensive income (loss)	(148,172)	(25,609)	(173,781)
Dividends paid	(171,106)	(7,500)	(178,606)
Stock incentive plan activity	68,744	—	68,744
Acquisition activity	(73,614)	(65,829)	(139,443)
Shares purchased at cost	(331,972)	—	(331,972)
Balance at March 31, 2012	$5,577,592	$8,876	$5,586,468

9. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the nine months ended March 31, 2013 are as follows:

	Industrial Segment	Aerospace Segment	Climate & Industrial Controls Segment	Total
Balance at June 30, 2012	$2,518,121	$98,674	$309,061	$2,925,856
Acquisitions	318,674	—	—	318,674
Divestitures	(61)	—	(20,044)	(20,105)
Foreign currency translation and other	3,047	(339)	2,694	5,402
Balance at March 31, 2013	$2,839,781	$98,335	$291,711	$3,229,827
Acquisitions represent the original goodwill allocation, purchase price adjustments, and final adjustments to the purchase price allocation for the acquisitions during the measurement period subsequent to the applicable acquisition dates. The Company’s previously reported results of operations and financial position would not be materially different had the goodwill adjustments recorded during the first nine months of fiscal 2013 been reflected in the same reporting period in which the initial purchase price allocations for those acquisitions were made.
Divestitures represent goodwill associated with businesses divested during the first nine months of fiscal 2013 as more fully discussed in Note 13.
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	March 31, 2013		June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$140,610	$72,831	$118,034	$66,303
Trademarks	386,912	143,223	321,019	129,081
Customer lists and other	1,463,491	460,969	1,247,820	396,271
Total	$1,991,013	$677,023	$1,686,873	$591,655
Total intangible amortization expense for the nine months ended March 31, 2013 was $88,431. The estimated amortization expense for the five years ending June 30, 2013 through 2017 is $117,553, $119,448, $114,449, $109,433, and $105,646, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the nine months ended March 31, 2013.

10. Retirement benefits
Net pension benefit cost recognized included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Service cost	$24,839	$21,350	$79,856	$63,974
Interest cost	43,329	45,981	131,322	138,720
Expected return on plan assets	(52,863)	(50,225)	(158,279)	(150,495)
Amortization of prior service cost	3,618	3,505	10,846	10,512
Amortization of net actuarial loss	50,347	26,706	150,495	79,166
Amortization of initial net obligation (asset)	6	(15)	18	(45)
Net pension benefit cost	$69,276	$47,302	$214,258	$141,832
Net postretirement benefit cost recognized included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Service cost	$255	$183	$619	$545
Interest cost	380	838	2,120	2,600
Net amortization and deferral and other	726	92	959	350
Net postretirement benefit cost	$1,361	$1,113	$3,698	$3,495

11. Income taxes
As of March 31, 2013, the Company had gross unrecognized tax benefits of $109,292. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $64,136. If recognized, a significant portion of the gross unrecognized tax benefits would be offset against an asset currently recorded in the Consolidated Balance Sheet. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $2,560.
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

	March 31, 2013	June 30, 2012
Carrying value of long-term debt (excluding capital leases)	$1,498,550	$1,728,983
Estimated fair value of long-term debt (excluding capital leases)	1,766,208	2,005,887
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
The Company’s Euro bonds and Japanese Yen credit facility have each been designated as a hedge of the Company’s net investment in certain foreign subsidiaries. The translation of the Euro bonds and Japanese Yen credit facility into U.S. dollars is recorded in accumulated other comprehensive income (loss) and remains there until the underlying net investment is sold or substantially liquidated.
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
The following summarizes the location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet as of March 31, 2013 and June 30, 2012:

	Balance Sheet Caption	March 31, 2013	June 30, 2012
Net investment hedges
Cross-currency swap contracts	Other liabilities	$11,813	$2,008
Cash flow hedges
Costless collar contracts	Accounts receivable	1,232	2,466
Forward exchange contracts	Accounts receivable	—	1,887
Costless collar contracts	Other accrued liabilities	3,728	552
Forward exchange contracts	Other accrued liabilities	8,272	—

12. Financial instruments and fair value measurement, cont'd

The fair values at March 31, 2013 and June 30, 2012 are classified within level 2 of the fair value hierarchy. There are no other financial assets or financial liabilities that are marked to market on a recurring basis. Fair values are transferred between levels of the fair value hierarchy when facts and circumstances indicate that a change in the method of estimating the fair value of a financial asset or financial liability is warranted.
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
Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Forward exchange contracts	$(5,724)	$11,031	$(10,288)	$(3,557)
Costless collar contracts	(5,047)	(1,252)	(1,875)	4,598
Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Cross-currency swap contracts	$6,106	$(6,633)	$(6,057)	$10,682
Foreign denominated debt	8,021	(1,268)	5,165	15,397
There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor was any portion of these financial instruments excluded from the effectiveness testing, during the nine months ended March 31, 2013 and 2012.

13. Acquisitions and divestitures

Acquisitions - During the first nine months of fiscal 2013, the Company completed eight acquisitions whose aggregate sales for their most recent fiscal year prior to acquisition were $484 million. Total purchase price for the eight acquisitions was approximately $621 million in cash and $114 million in assumed debt.

Divestitures - During the first nine months of fiscal 2013, the Company divested the automotive businesses of its Mobile Climate Systems division and its Turkey refrigeration components business. Both of these businesses were part of the Climate & Industrial Controls Segment and had combined revenues of approximately $158 million for their most recent fiscal year. The Company recorded a net pre-tax gain in the first nine months of fiscal 2013 of approximately $17 million related to the divestitures. The gain is reflected in the other (income) expense, net caption in the Consolidated Statement of Income.

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013
AND COMPARABLE PERIODS ENDED MARCH 31, 2012
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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	March 31, 2013	December 31, 2012	June 30, 2012
United States	51.3	50.7	49.7
Eurozone countries	46.8	46.1	45.1
China	51.6	51.5	48.2
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
Housing starts in March 2013 were approximately 47 percent higher than housing starts in March 2012 and were approximately 9 percent higher than housing starts in December 2012.
The Company remains focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company has been able to borrow funds at affordable interest rates and had a debt to debt-shareholders’ equity ratio of 35.9 percent at March 31, 2013 compared to 27.5 percent at December 31, 2012 and 26.1 percent at June 30, 2012. Net of cash and cash equivalents, the debt to debt-shareholders' equity ratio was 19.9 percent at March 31, 2013 compared to 22.2 percent at December 31, 2012 and 15.4 percent at June 30, 2012.
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
During the first nine months of fiscal 2013, the Company completed eight acquisitions whose aggregate sales for their most recent fiscal year prior to acquisition were $484 million. Acquisitions will continue to be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. During the first nine months of fiscal 2013, the Company divested the automotive businesses of the Mobile Climate Systems division and the Turkey refrigeration components business. Both of the divested businesses were part of the Climate & Industrial Controls Segment. The Company recognized a net pre-tax gain of $17 million related to the divestitures. The Company will continue to assess its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.
The discussion below is structured to separately discuss the Consolidated Statement of Income, Results by Business Segment, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2013	2012	2013	2012
Net sales	$3,307.0	$3,393.6	$9,587.5	$9,734.3
Gross profit	$737.9	$803.2	$2,118.9	$2,348.2
Gross profit margin	22.3%	23.7%	22.1%	24.1%
Selling, general and administrative expenses	$379.7	$377.5	$1,141.9	$1,132.6
Selling, general and administrative expenses, as a percent of sales	11.5%	11.1%	11.9%	11.6%
Interest expense	$23.1	$22.3	$70.8	$69.3
Other (income) expense, net	$(3.4)	$2.6	$(31.1)	$(5.1)
Effective tax rate	24.2%	22.0%	27.7%	25.9%
Net income	$256.6	$312.7	$677.7	$853.2
Net income, as a percent of sales	7.8%	9.2%	7.1%	8.8%

Net sales for the current-year quarter and first nine months of fiscal 2013 decreased from the comparable prior-year periods primarily due to lower volume experienced in the Industrial International businesses and the Climate & Industrial Controls Segment offsetting slightly higher volume experienced in the Aerospace Segment. Net sales for the first nine months of fiscal 2013 benefited from slightly higher sales in the North American Industrial businesses. Acquisitions made in the last 12 months contributed approximately $134 million and $343 million in sales in the current-year quarter and first nine months of fiscal 2013, respectively. The effect of currency rate changes decreased net sales by approximately $23 million in the current-year quarter and $133 million for the first nine months of fiscal 2013.
Gross profit margin declined in the current-year quarter and first nine months of fiscal 2013 primarily due to higher defined benefit costs in all Segments, operating inefficiencies in the Industrial Segment and higher engineering development costs in the Aerospace Segment. Gross profit margin for the first nine months of fiscal 2013 was also adversely impacted by an unfavorable product mix in the Aerospace Segment.
Selling, general and administrative expenses increased slightly for the current-year quarter primarily due to an increase in intangible asset amortization expense and acquisition-related expenses as well as higher net expenses associated with the Company’s incentive and deferred compensation programs. Selling, general and administrative expenses for the first nine months of fiscal 2013 were higher primarily due to an increase in intangible asset amortization expense partially offset by lower net expenses associated with the Company's incentive and deferred compensations programs.
Interest expense for the current-year quarter and first nine months of fiscal 2013 increased primarily due to higher weighted-average borrowings and higher interest rates on commercial paper borrowings.
Other (income) expense, net for the first nine months of fiscal 2013 includes a net gain of approximately $17 million related to the divestiture of the automotive businesses of the Mobile Climate Systems division and the Turkey refrigeration components business.
Effective tax rate for the current-year quarter and first nine months of fiscal 2013 was higher than the comparable prior-year rates primarily due to an unfavorable geographical mix of earnings and the settlement of tax audits in the prior-year periods. The effective tax rate for the first nine months of fiscal 2013 was also adversely impacted by the tax effects of business divestitures. The unfavorable impact of these items was partially offset by the enactment of the American Taxpayer Relief Act on January 2, 2013. The Company expects the effective tax rate for fiscal 2013 will be approximately 28 percent.
RESULTS BY BUSINESS SEGMENT
Industrial Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2013	2012	2013	2012
Net sales
North America	$1,283.6	$1,315.4	$3,747.4	$3,703.5
International	1,241.5	1,286.8	3,587.3	3,794.7
Operating income
North America	209.0	227.0	620.2	646.0
International	$152.3	$195.1	$427.5	$569.2
Operating margin
North America	16.3%	17.3%	16.5%	17.4%
International	12.3%	15.2%	11.9%	15.0%
Backlog	$1,714.4	$1,887.8	$1,714.4	$1,887.8
`

The Industrial Segment operations experienced the following percentage changes in net sales in the current-year period compared to the comparable prior-year period:

	Period ending March 31,
	Three Months	Nine Months
Industrial North America – as reported	(2.4)%	1.2%
Acquisitions	5.5%	4.6%
Currency	(0.1)%	—%
Industrial North America – without acquisitions and currency	(7.8)%	(3.4)%

Industrial International – as reported	(3.5)%	(5.5)%
Acquisitions	4.8%	4.6%
Currency	(1.7)%	(3.4)%
Industrial International – without acquisitions and currency	(6.6)%	(6.7)%

Total Industrial Segment – as reported	(3.0)%	(2.2)%
Acquisitions	5.1%	4.6%
Currency	(0.9)%	(1.7)%
Total Industrial Segment – without acquisitions and currency	(7.2)%	(5.1)%
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
Excluding the effects of acquisitions and changes in currency exchange rates, the decrease in Industrial North American sales for the current-year quarter and first nine months of fiscal 2013 is primarily the result of lower demand from distributors as well as from end-users in most markets with the largest sales decline occurring in the construction equipment, oil and gas, mining, automotive and machine tool markets. The decrease in Industrial International sales for the current-year quarter and first nine months of fiscal 2013 is primarily attributable to lower volume across most markets in all regions with the largest decrease equally distributed between Europe and the Asia Pacific region.
The decrease in operating margins in the Industrial North American businesses is primarily due to an unfavorable product mix and operating inefficiencies resulting from the decrease in sales volume partially offset by the favorable effect of lower raw material prices. The decrease in operating margins in the Industrial International businesses is primarily due to the lower sales volume, resulting in operating inefficiencies, as well as the impact of integration costs related to current-year acquisitions.

The following business realignment expenses are included in Industrial North America and Industrial International operating income:

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2013	2012	2013	2012
Industrial North America	$0.7	$2.0	$1.1	$3.0
Industrial International	1.0	1.1	5.7	7.0

The business realignment charges consist primarily of severance costs resulting from plant closures as well as general reductions in work force. The Industrial North America business realignment charges for the prior-year quarter also include expenses associated with enhanced retirement benefits. The Company does not anticipate that cost savings realized from the work force reductions taken during the first nine months of fiscal 2013 will have a material impact on future operating margins. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Industrial Segment. Such actions may include the necessity to record additional business realignment charges in the remainder of fiscal 2013, the timing and amount of which has not been finalized.
The decrease in backlog from the prior-year quarter is primarily due to lower order rates in virtually all of the Industrial North American and Industrial International businesses with the decline in backlog split evenly between Industrial North America and Industrial International. The decrease in backlog from the June 30, 2012 amount of $1,813.7 million is primarily attributable to lower order rates in the Industrial North American businesses. The Company anticipates Industrial North American sales for fiscal 2013 will range from a decrease of 0.1 percent to an increase of 1.9 percent from the fiscal 2012 level and Industrial International sales for fiscal 2013 will decrease between 4.3 percent and 1.5 percent from the fiscal 2012 level. Industrial North American operating margins in fiscal 2013 are expected to range from 16.8 percent to 17.0 percent and Industrial International operating margins are expected to range from 12.4 percent to 12.8 percent. The lower expected sales and operating margin levels in 2013 are primarily due to anticipated weakness in the Industrial Segment markets for the remainder of fiscal 2013.
Aerospace Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2013	2012	2013	2012
Net sales	$578.0	$542.8	$1,647.8	$1,536.8
Operating income	$80.1	$65.9	$194.2	$204.8
Operating margin	13.9%	12.1%	11.8%	13.3%
Backlog	$1,944.7	$1,925.7	$1,944.7	$1,925.7
The increase in net sales in the Aerospace Segment for the current-year quarter is primarily due to higher volume in both the commercial and military original equipment manufacturer (OEM) and aftermarket businesses. The increase in net sales for the first nine months of fiscal 2013 is primarily due to higher volume in both the commercial and military OEM businesses as well as the military aftermarket business partially offset by lower volume in the commercial aftermarket business. The higher margins in the current-year quarter were primarily due to the higher sales volume and a favorable product mix. The lower margins for the first nine months of fiscal 2013 were primarily due to higher engineering development costs more than offsetting the benefit of the higher sales volume and the current-year quarter favorable product mix.
The increase in backlog from the prior-year quarter is primarily due to higher order rates in the commercial aftermarket business more than offsetting a decline in order rates in both the commercial and military OEM businesses and the military aftermarket business. The increase in backlog from the June 30, 2012 amount of $1,862.0 million is primarily due to higher order rates in the military OEM and commercial aftermarket businesses partially offset by a decline in order rates in the commercial OEM and military aftermarket businesses. For fiscal 2013, sales are expected to increase between 7.1 percent and 9.1 percent from the fiscal 2012 level and operating margins are expected to range from 12.3 percent to 12.5 percent. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.

Climate & Industrial Controls Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2013	2012	2013	2012
Net sales	$203.9	$248.7	$605.0	$699.3
Operating income	$21.3	$23.2	$51.2	$52.8
Operating margin	10.5%	9.3%	8.5%	7.6%
Backlog	$126.5	$178.0	$126.5	$178.0
The Climate & Industrial Controls (CIC) Segment operations experienced the following percentage changes in net sales in the current-year period compared to the comparable prior-year period:

	Period ending March 31,
	Three Months	Nine Months
CIC Segment – as reported	(18.0)%	(13.5)%
Currency	(0.3)%	(0.6)%
CIC Segment – without currency	(17.7)%	(12.9)%
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
Excluding the effects of changes in currency exchange rates, the decrease in net sales in the CIC Segment for the current-year quarter and first nine months of fiscal 2013 is primarily due to the absence of sales from businesses divested in fiscal 2013 as well as lower volume in the commercial refrigeration and air conditioning markets. Operating margins in the current-year quarter and first nine months of fiscal 2013 were higher than the prior-year comparable periods primarily due to spending control efforts and lower raw material prices more than offsetting the impact of the decrease in sales volume. Business realignment charges recorded by the CIC Segment in fiscal 2013 and fiscal 2012 were not significant. The Company may take further actions to structure appropriately the operations of the CIC Segment. Such actions may include the necessity to record business realignment charges in the remainder of fiscal 2013, the timing and amount of which has not been finalized.
In fiscal 2013, the Company completed the divestiture of the automotive businesses of the Mobile Climate Systems division and its Turkey refrigeration components business. For fiscal 2013, sales are expected to decrease between 14.8 percent and 12.4 percent from the fiscal 2012 level and operating margins are expected to range from 9.6 percent to 10.0 percent. The expected fiscal 2013 sales and operating margins take into consideration the absence of sales and operating margins of each of the divested businesses for the remainder of fiscal 2013.
Corporate general and administrative expenses
Corporate general and administrative expenses were $41.4 million in the current-year quarter compared to $38.4 million in the prior-year quarter and were $126.6 million for the first nine months of fiscal 2013 compared to $142.5 million for the first nine months of fiscal 2012. As a percent of sales, corporate general and administrative expenses for the current-year quarter was 1.3 percent compared to 1.1 percent in the prior-year quarter and decreased to 1.3 percent for the first nine months of fiscal 2013 compared to 1.5 percent for the first nine months of fiscal 2012. Net expense associated with the Company's incentive and deferred compensation programs is the primary driver for the fluctuation in corporate general and administrative expenses between periods.

Other expense (in the Results By Business Segment) included the following:

(dollars in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
Expense (income)	2013	2012	2013	2012
Foreign currency transaction	$10.2	$8.4	$21.0	$4.3
Stock-based compensation	9.3	9.5	40.8	37.3
Pensions	35.0	17.8	104.8	53.7
Divestitures and asset sales and writedowns	(0.7)	(1.6)	(17.2)	(2.9)
Other items, net	6.0	15.6	9.0	17.2
	$59.8	$49.7	$158.4	$109.6
The increase in pension expense in the current-year quarter and first nine months of fiscal 2013 primarily resulted from a higher amount of actuarial losses, primarily related to domestic defined benefit plans, recognized in the current-year quarter and first nine months of fiscal 2013. Divestitures and asset sales and writedowns for the first nine months of fiscal 2013 includes a net gain of approximately $17 million related to the divestiture of the automotive businesses of the Mobile Climate Systems division and the Turkey refrigeration components business.
CONSOLIDATED BALANCE SHEET

(dollars in millions)	March 31, 2013	June 30, 2012
Cash and cash equivalents	$1,677.3	$838.3
Accounts receivable, net	2,017.1	1,992.3
Inventories	1,473.1	1,400.7
Accrued payrolls and other compensation	395.1	463.9
Notes payable and long-term debt payable within one year	1,527.7	225.6
Shareholders’ equity	5,409.1	4,896.5
Working capital	$1,790.0	$2,012.1
Current ratio	1.49	1.81
Cash and cash equivalents include $1,541 million and $629 million held by the Company's foreign subsidiaries at March 31, 2013 and June 30, 2012, respectively. Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences. The Company's principal sources of liquidity are its cash flows provided by operating activities, commercial paper borrowings or borrowings directly from its line of credit. The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, benefit plan funding, dividend payments or share repurchases.
Accounts receivable, net is primarily receivables due from customers for sales of product ($1,803 million at March 31, 2013 and $1,782 million at June 30, 2012). Days sales outstanding relating to trade accounts receivable was 49 days at March 31, 2013 and 48 days at June 30, 2012. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.
Inventories increased $72 million (which includes an increase of $4 million from the effect of foreign currency translation)primarily due to acquisitions as well as an increase in inventory levels in the Aerospace Segment partially offset by a decrease in inventory levels in the Industrial Segment. Days’ supply of inventory was 67 days at March 31, 2013, 63 days at June 30, 2012 and 64 days at March 31, 2012. Day's supply of inventory amounts at June 30, 2012 and March 31, 2012 have been revised from amounts previously presented to conform to the current calculation methodology.

Accrued payrolls and other compensation decreased primarily due to the payment of incentive compensation during fiscal 2013 that had been accrued as of June 30, 2012.
Notes payable and long-term debt payable within one year increased primarily due to a higher amount of commercial paper borrowing outstanding at the end of the current-year quarter. The Company from time to time will utilize short-term intercompany loans to repay commercial paper borrowings. At times, the short-term intercompany loans are outstanding at the end of a fiscal quarter.
Shareholders’ equity activity during the first nine months of fiscal 2013 included a decrease of approximately $206 million related to share repurchases and an increase of approximately $38 million related to foreign currency translation adjustments.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended March 31,
(dollars in millions)	2013	2012
Cash provided by (used in):
Operating activities	$718.8	$1,006.4
Investing activities	(747.6)	(185.9)
Financing activities	872.6	(590.8)
Effect of exchange rates	(4.8)	(113.7)
Net increase in cash and cash equivalents	839.0	116.0
Cash flows from operating activities decreased compared to the first nine months of fiscal 2012 primarily due to a decrease in net income as well as $226 million of voluntary cash contributions made to the Company's domestic qualified defined benefit pension plan during the first nine months of fiscal 2013. The Company continues to focus on managing its inventory and other working capital requirements.
Cash flows used in investing activities increased in fiscal 2013 primarily due to an increase in acquisition activity as well as an increase in capital expenditures partially offset by the net proceeds from businesses divested in fiscal 2013.
Cash flows used in financing activities in fiscal 2013 included the repurchase of 2.5 million common shares for $206 million as compared to the repurchase of 4.9 million common shares for $332 million in the prior year. Cash flow activities in the current year include a higher level of borrowings than the prior year due to the increase in acquisition activity. In both the current and prior year, the Company purchased the outstanding shares not previously owned by the Company in majority-owned subsidiaries.
The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-shareholders’ equity of no more than 37 percent.

(dollars in millions) Debt to Debt-Shareholders’ Equity Ratio	March 31, 2013	June 30, 2012
Debt	$3,024	$1,730
Debt & Shareholders’ equity	$8,433	$6,626
Ratio	35.9%	26.1%
At March 31, 2013, the Company had a line of credit totaling $2,000 million through a multi-currency revolving credit agreement with a group of banks, of which $475 million was available. The credit agreement expires in October 2017; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which would increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

The Company is currently authorized to sell up to $1,850 million of short-term commercial paper notes. As of March 31, 2013, $1,525 million of commercial paper notes were outstanding and the largest amount of commercial paper notes outstanding during the third quarter of fiscal 2013 was $1,561 million.
The Company’s credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at March 31, 2013, the most restrictive financial covenant provides that the ratio of secured debt to net tangible assets be less than 10 percent. However, the Company currently does not have secured debt in its debt portfolio. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

CRITICAL ACCOUNTING POLICIES
Impairment of Goodwill and Long-Lived Assets - Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. For the Company, a reporting unit is one level below the operating segment level. Determining whether an impairment has occurred requires the valuation of the respective reporting unit, which the Company has consistently estimated using a discounted cash flow model. The Company believes that the use of a discounted cash flow model results in the most accurate calculation of a reporting unit’s fair value because the market value for a reporting unit is not readily available. The discounted cash flow analysis requires several assumptions, including future sales growth and operating margin levels, as well as assumptions regarding future industry specific market conditions. Each reporting unit regularly prepares discrete operating forecasts and uses these forecasts as the basis for the assumptions used in the discounted cash flow analysis. The Company has consistently used a discount rate commensurate with its cost of capital, adjusted for inherent business risks and has consistently used a terminal growth factor of 2.5 percent. The Company also reconciles the estimated aggregate fair value of its reporting units as derived from the discounted cash flow analysis to the Company’s overall market capitalization.
The result of the Company's fiscal 2013 annual goodwill impairment test performed as of December 31, 2012 indicated that no goodwill impairment existed. However, the Worldwide Energy Products reporting unit had an estimated fair value that the Company has determined was not significantly in excess of its carrying value. Worldwide Energy Products has a goodwill balance as of March 31, 2013 of $186.4 million and is part of the Industrial Segment. The sales growth assumption had the most significant influence on the estimation of its fair value.
The sales growth assumption for Worldwide Energy Products was based on future business already secured or highly likely to be secured with existing customers based on current quoting activity and forecasted market demand for the oil and gas industry as well as sales initiatives to expand the use of the reporting unit's products in the oil and gas industry. The key uncertainty in the sales growth assumption used in the estimation of the fair value of this reporting unit is the growth of the oil and gas market and the ability to expand the use of the reporting unit's products in the oil and gas industry.
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
Long-lived assets held for use, which primarily includes finite-lived intangible assets and property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their net carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. During the first nine months of fiscal 2013, there were no events or circumstances that indicated that the net carrying value of the Company’s long-lived assets held for use was not recoverable.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective.
There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)		(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 through January 31, 2013	196,300		$89.45	196,300	(2)	14,946,100
February 1, 2013 through February 28, 2013	167,792	(3)	$94.47	167,600		14,778,500
March 1, 2013 through March 31, 2013	165,100		$95.33	165,100		14,613,400
Total:	529,192		$92.88	529,000		14,613,400

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

(2)	This amount consists of 142,400 shares repurchased from January 1 through 23 under the prior authorization and 53,900 shares repurchased from January 24 through 31 under the new authorization.

(3)	Includes 192 shares surrendered to the Company by an executive officer to satisfy tax withholding obligations on restricted stock issued under the Company's Long Term Incentive Awards.

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

10(a)	Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan.*

12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2013.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended March 31, 2013 and 2012, (ii) Consolidated Statement of Income for the nine months ended March 31, 2013 and 2012, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statement of Comprehensive Income for the nine months ended March 31, 2013 and 2012, (v) Consolidated Balance Sheet at March 31, 2013 and June 30, 2012, (vi) Consolidated Statement of Cash Flows for the nine months ended March 31, 2013 and 2012 and (vii) Notes to Consolidated Financial Statements for the nine months ended March 31, 2013.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Jon. P. Marten
Jon P. Marten
Executive Vice President - Finance & Administration and Chief Financial Officer

Date: May 7, 2013

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10(a)	Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan.*

12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2013.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended March 31, 2013 and 2012, (ii) Consolidated Statement of Income for the nine months ended March 31, 2013 and 2012, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statement of Comprehensive Income for the nine months ended March 31, 2013 and 2012, (v) Consolidated Balance Sheet at March 31, 2013 and June 30, 2012, (vi) Consolidated Statement of Cash Flows for the nine months ended March 31, 2013 and 2012 and (vii) Notes to Consolidated Financial Statements for the nine months ended March 31, 2013.