Form 10-K
period 2013-06-30
PARKER HANNIFIN CORP
filed 2013-08-29
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2012, excluding, for purpose of this computation only, stock holdings of the Registrant’s Directors and Officers: $12,682,757,883.
The number of Common Shares outstanding on July 31, 2013 was 149,179,343.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference:

(1)	Annual Report to Shareholders of the Company for the fiscal year ended June 30, 2013 is incorporated by reference into Parts I and II hereof.

(2)	Definitive Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders to be held on October 23, 2013 is incorporated by reference into Part III hereof.

PARKER-HANNIFIN CORPORATION
FORM 10-K
Fiscal Year Ended June 30, 2013
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
The Company’s manufacturing, service, sales, distribution and administrative facilities are located in 40 states within the United States and in 48 other countries. The Company’s products are sold as original and replacement equipment through sales and distribution centers worldwide. The Company markets its products through direct-sales employees, independent distributors and sales representatives. Parker products are supplied to approximately 452,000 customers in virtually every significant manufacturing, transportation and processing industry.
During the fiscal year ended June 30, 2013, the Company's technologies and systems were used in the products of its three principal business segments: Industrial; Aerospace; and Climate & Industrial Controls. For fiscal year 2013, total net sales were $13 billion. Industrial Segment products accounted for 76%, Aerospace Segment products accounted for 18% and Climate & Industrial Controls Segment products accounted for 6% of those net sales.

On July 31, 2013, the Company announced that it had consolidated its Climate & Industrial Controls businesses into existing operating groups within the Industrial Segment, effective July 1, 2013. As a result of the consolidation and the resulting change in management structure in connection with strategic divestiture of certain operations in the Climate & Industrial Controls Segment, the Company will have two reporting segments beginning in fiscal year 2014: Diversified Industrial and Aerospace Systems. Beginning with fiscal year 2014, the financial results of all business groups that were formerly part of the Climate & Industrial Controls Segment will be reported in the Diversified Industrial Segment.

This Annual Report on Form 10-K addresses historical fiscal periods completed prior to the consolidation of the Climate & Industrial Controls Segment and, therefore, aggregates business and financial information in accordance with the three reporting segments in existence prior to July 1, 2013. Annual, quarterly and current reports by the Company for the periods after June 30, 2013 will present information in accordance with the reporting segments as described above.
Markets
The Company’s technologies and systems are used throughout various industries and in various applications. The approximately 452,000 customers who purchase the Company’s products are found throughout virtually every significant manufacturing, transportation and processing industry. No single customer accounted for more than 3% of the Company’s total net sales for the fiscal year ended June 30, 2013.

Industrial Segment. Sales of Industrial Segment products are made primarily to original equipment manufacturers and their replacement markets in virtually all major manufacturing, transportation and processing industries. The major markets for products of the Industrial Segment are listed below by Group:

Automation Group:	• Automotive • Conveyor and material handling • Factory automation • Food and beverage • Life sciences and medical • Machine tools • Packaging and paper machinery	• Plastics machinery • Primary metals • Renewable energy • Safety and security • Semiconductor and electronics • Transportation and mobile

Filtration Group:	• Aerospace • Food and beverage • Industrial machinery • Life sciences • Marine • Mobile equipment	• Oil and gas • Power generation • Renewable energy • Transportation • Water purification

Fluid Connectors Group:	• Aerial lift • Agriculture • Bulk chemical handling • Construction machinery • Food and beverage • Fuel and gas delivery • Industrial machinery	• Life sciences • Marine • Mining • Mobile equipment • Oil and gas • Renewable energy • Transportation

Hydraulics Group:	• Aerial lift • Agriculture • Construction machinery • Forestry • Industrial machinery • Machine tool • Marine • Material handling	• Mining • Oil and gas • Power generation • Refuse vehicles • Renewable energy • Truck hydraulics • Turf equipment

Instrumentation Group:	• Agriculture • Alternative fuels • Bio pharmaceuticals • Chemical and refining • Conscious sedation • Food and beverage • Life sciences • Microelectronics • Mining natural gas	• Nuclear power • Oil and gas • Pharmaceuticals • Power generation • Process • Pulp and paper • Steel • Water/wastewater

Engineered Materials Group:	• Aerospace • Chemical processing • Consumer • Fluid power • General industrial • Information technology • Life sciences	• Microelectronics • Military • Oil and gas • Power generation • Renewable energy • Telecommunications • Transportation

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

Climate & Industrial Controls Segment. Sales of Climate & Industrial Controls Segment products are made primarily to original equipment manufacturers and their replacement markets. The major markets for products of the Climate & Industrial Controls Segment are listed below:

• Agriculture • Air conditioning • Construction machinery • Food and beverage • Industrial and commercial refrigeration • Industrial machinery	• Life sciences • Oil and gas • Precision cooling • Process • Transportation

Principal Products and Methods of Distribution
Although the Company offers hundreds of thousands of individual products, no single product contributed more than 1% to the Company’s total net sales for the fiscal year ended June 30, 2013. Listed below are some of the Company’s principal products.
Industrial Segment. The products produced by the Company’s Industrial Segment consist of a broad range of technologies and systems, which are described below by Group:
Automation Group: pneumatic and electromechanical components and systems, including:

Pneumatic products:	• Air preparation units • Manifolds • Miniature fluidics • Pneumatic actuators and grippers • Pneumatic valves and controls • Vacuum generators, cups and sensors

Electromechanical products:
•    AC/DC drives and systems

•    Electric actuators, gantry robots and slides

•    Human-machine interfaces

•    Inverters

•    Rotary actuators

•    Stepper motors, servo motors, drives and controls
•    Structural extrusions

Filtration Group: filters, systems and diagnostics solutions to monitor and remove contaminants from fuel, air, oil, water and other liquids and gases, including:

•    Analytical gas generators

•    Compressed air and gas filters and dryers

•    Engine air, fuel and oil filtration systems
•    Filtration and purification systems

•    Fluid condition monitoring systems
•    Hydraulic and lubrication filters

• Instrumentation filters • Membrane and fiber filters • Nitrogen and hydrogen generators • Sterile air filtration • Water desalinization and purification filters/systems

Fluid Connectors Group: connectors which control, transmit and contain fluid, including:

• Check valves • Connectors for low pressure fluid conveyance • Deep sea umbilicals • Diagnostic equipment • Hose couplings • Industrial hose	• Mooring systems and power cables • PTFE hose and tubing • Quick couplings • Rubber and thermoplastic hose • Tube fittings and adapters • Tubing and plastic fittings

Hydraulics Group: hydraulic components and systems for builders and users of industrial and mobile machinery and equipment, including:

• Accumulators • Cartridge valves • Coolers • Electrohydraulic actuators • Electronic displays • Electronic VO controllers • Fan drives • Hybrid drives • Hydraulic cylinders • Hydraulic motors and pumps
•    Hydraulic systems
•    Hydraulic valves and controls
•    Hydrostatic steering units

•    Integrated hydraulic circuits

•    Power take-off equipment

•    Power units

•    Rotary actuators

•    Sensors
•    Telematic controllers

Instrumentation Group: high quality critical flow components for process instrumentation, healthcare and ultra-high-purity applications, including:

•    Analytical instruments
•    Analytical sample conditioning products and systems
•    Chemical injection fittings and valves
•    CNG Dispensers
•    Fluoropolymer chemical delivery fittings, valves and pumps
•    High pressure fittings, valves, pumps and systems

•    High-purity gas delivery fittings, valves, regulators and digital flow controllers
•    Industrial mass flow meters/controllers
•    Medical devices
•    Precision industrial regulators and flow controllers
•    Process control double block and bleeds

•    Process control fittings, valves, regulators and manifold valves

Engineered Materials Group: static and dynamic sealing devices, including:

•    Dynamic seals

•    Elastomeric o-rings
•    Electro-medical instrument design and assembly

•    Electromagnetic interference shielding

•    Extruded and precision-cut fabricated elastomeric seals

 •    High-temperature metal seals

•    Homogeneous and inserted elastomeric shapes

•    Medical device fabrication and assembly

•    Metal and plastic retained composite seals

•    Shielded optical windows

•    Silicone tubing and extrusions
•    Thermal management products
•    Vibration dampening

Industrial Segment products include standard products, as well as custom products which are engineered and produced to original equipment manufacturers’ specifications for application to particular end products. Both standard and custom products are also used in the replacement of original products. Industrial Segment products are marketed primarily through field sales employees and approximately 11,800 independent distributor locations throughout the world.
Aerospace Segment. The principal products of the Company’s Aerospace Segment include flight control, hydraulic, fuel, fluid conveyance, and engine systems and components used on commercial and military airframe and engine programs.
The Aerospace Segment offers primary and secondary flight control systems and components used for precise control of aircraft rudders, elevators, ailerons and other aerodynamic control surfaces, including the following actuation components:

•	Hydraulic

•	Electrohydraulic

•	Electric backup hydraulic

•	Electrohydrostatic

•	Electro-mechanical
The Aerospace Segment also offers complete hydraulic systems and components, including:

• Accumulators • Automatic bleed valves • Electrohydraulic servo valves • Electronic controllers and software • Engine-driven pumps • Filtration manifolds • Hydraulic power packs	• Integration packages • Motor pumps • Power transfer units • Reservoirs • Selector valves • Thrust-reverser systems • Utility actuators

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
Competition
The Company’s business operates in highly competitive markets and industries. The Company offers its products over numerous, varied markets through its 139 divisions operating in 49 countries and consequently has hundreds of competitors when viewed across its various markets and product offerings. The Company’s competitors include U.S. and non-U.S. companies. These competitors and the degree of competition vary widely by product lines, end markets, geographic scope and/or geographic locations. Although each of the Company’s segments has numerous competitors, given the Company’s market and product breadth, no single competitor competes with the Company with respect to all products manufactured and sold by the Company.
In the Industrial Segment, the Company competes on the basis of product quality and innovation, customer service, manufacturing and distribution capability, and price competitiveness. The Company believes that it is one of the market leaders in most of the major markets for its most significant Industrial Segment products. The Company has comprehensive motion and control packages for the broadest systems capabilities. While the Company’s primary global competitors include SMC Corporation, Freudenberg-NOK, Festo AG, Bosch Rexroth AG, Swagelok Company, Pall Corporation, Donaldson Company, Inc., Trelleborg AB, IMI/Norgren, and Eaton Corporation, none of these companies compete with every Group and every product line that make up the Company’s Industrial Segment.
In the Aerospace Segment, the Company has developed alliances with key customers based on the Company’s advanced technological and engineering capabilities, superior performance in quality, delivery, and service, and price competitiveness, which has enabled the Company to obtain significant original equipment business on new aircraft programs for its systems and components and to thereby obtain the follow-on repair and replacement business for these programs. Further, the Aerospace Segment is able to utilize low cost manufacturing techniques from similar product on the Industrial side of the business to achieve a lower cost producer status. Although the Company believes that it is one of the market leaders in most of the major markets for its most significant Aerospace Segment products, the Company’s primary global competitors for the most significant Aerospace Segment products include Honeywell Inc., UTC Aerospace Systems (formerly Hamilton Sundstrand), GE Aviation (formerly Smiths Aerospace), Eaton Corporation, Moog Inc., Woodward Governor Company and Zodiac Aerospace SA.
In the Climate & Industrial Controls Segment, the Company competes on the basis of product quality and innovation, customer service, manufacturing and distribution capability, and price competitiveness. Although the Company believes that it is one of the market leaders in most of the major markets for its most significant Climate & Industrial Controls Segment products, the Company’s primary global competitors for the most significant Climate & Industrial Controls Segment products include Danfoss A/S, Emerson Climate Technologies, and Emerson/ASCO.
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
Total research and development costs relating to the development of new products and services and the improvement of existing products and services amounted to $406.6 million in fiscal year 2013, $365.7 million in fiscal year 2012, and $359.5 million in fiscal year 2011. These amounts include costs incurred by the Company related to independent research and development initiatives as well as costs incurred in connection with research and development contracts. Costs incurred in connection with research and development contracts and included in the total research and development costs reported above for each of the respective fiscal years 2013, 2012 and 2011 were $58.9 million, $43.7 million, and $61.3 million, respectively.
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

Backlog and Seasonal Nature of Business
The Company’s backlog by business segment for the past two fiscal years, as set forth on pages 13-4 to 13-6 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference. The Company’s backlog was $3.7 billion at June 30, 2013 and $3.8 billion at June 30, 2012. Approximately 82% of the Company’s backlog at June 30, 2013 is scheduled for delivery in the succeeding twelve months. The Company’s business is generally not seasonal in nature.
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
As of June 30, 2013, the Company was involved in environmental remediation at various United States and non-U.S. manufacturing facilities presently or formerly operated by the Company and had been named as a “potentially responsible party,” along with other companies, at off-site waste disposal facilities and regional sites.
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
As of June 30, 2013, the Company had a reserve of $12.5 million for environmental matters that were probable and reasonably estimable. This reserve was recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.
The Company’s estimated total liability for the above mentioned sites ranges from a minimum of $12.5 million to a maximum of $80.1 million. The largest range of the estimated total liability for any one site is approximately $15.1 million. The actual costs to be incurred by the Company will be dependent on final determination of contamination and required remedial action, negotiations with governmental authorities with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies, effectiveness of remedial technologies employed, the ability of the other responsible parties to pay, and any insurance or other third-party recoveries.
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
Employees
The Company employed approximately 58,150 persons as of June 30, 2013, of whom approximately 30,250 were employed by foreign subsidiaries.
Business Segment Information
The Company’s net sales, segment operating income and assets by business segment and net sales and long-lived assets by geographic area for the past three fiscal years, as set forth on pages 13-15 to 13-16 of Exhibit 13 to this Annual Report on Form 10-K, are incorporated into this section by reference.

Acquisitions
During fiscal year 2013, the Company completed eight acquisitions as set forth on pages 13-22 to 13-23 of Exhibit 13 to this Annual Report on Form 10-K, which is incorporated into this section by reference.

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
The Company may be subject to risks arising from uncertainty in worldwide and regional economic conditions.
Uncertainty regarding economic conditions and the rate of economic recovery globally and in economic regions in which the Company conducts substantial operations, including Western Europe, which is experiencing long-term economic downturn and uncertainty, may have an adverse effect on the business, results of operations and financial condition of the Company and its distributors, customers and suppliers, and on the general economic activity in many of the industries and markets in which the Company and its distributors, customers and suppliers operate. Among the economic factors which may have such an effect are manufacturing activity, air travel trends, currency exchange rates, difficulties entering new markets and general economic conditions such as inflation, deflation, interest rates and credit availability. These factors may, among other things, negatively impact the level of purchases, capital expenditures and creditworthiness of the Company and its distributors, customers and suppliers, and, therefore, the Company’s revenues, operating profits, margins and order rates.
The Company has remained focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company cannot predict changes in worldwide or regional economic conditions, as such conditions are highly volatile and beyond the Company’s control. If these conditions deteriorate, however, the Company’s business, results of operations and financial condition could be materially adversely affected.
The Company may be subject to risks relating to its information technology systems.
The Company relies extensively on information technology systems to manage and operate its business. If these systems are damaged, intruded upon, shutdown or cease to function properly (whether by planned upgrades, force majeure, telecommunications failures, hardware or software break-ins or viruses, other cyber-security incidents or otherwise) and the Company suffers any resulting interruption in its ability to manage and operate its business, the Company's results of operations and financial condition could be materially adversely affected.
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
The Company may be subject to risks arising from litigation, legal and regulatory proceedings and obligations.
From time to time, the Company is subject to litigation or other commercial disputes and other legal and regulatory proceedings relating to its business. Due to the inherent uncertainties of any litigation, commercial disputes or other legal or regulatory proceedings, the Company cannot accurately predict their ultimate outcome, including the outcome of any related appeals. An unfavorable outcome could materially adversely impact the Company’s business, financial condition or results of operations.
The Company is subject to national and international laws and regulations, such as the anti-corruption laws of the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, relating to its business and its employees. Despite the Company's policies, procedures and compliance programs, its internal controls and compliance systems may not be able to protect the Company from prohibited acts willfully committed by its employees, agents or business partners that would violate such applicable laws and regulations. Any such improper acts could damage the Company's reputation, subject it to civil or criminal judgments, fines or penalties, and could otherwise disrupt the Company's business, and as a result, could materially adversely impact the Company's business, financial condition or results of operations.
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
The Company may be subject to risks relating to acquisitions and joint ventures.
The Company expects to continue its strategy of identifying and acquiring businesses with complementary products and services, and entering into joint ventures, that it believes will enhance its operations and profitability. However, there can be no assurance that the Company will be able to continue to find suitable businesses to purchase or joint venture opportunities or that it will be able to acquire such businesses or enter into such joint ventures on acceptable terms. In addition, there is no assurance that the Company will be able to avoid acquiring or assuming unexpected liabilities, that the Company will be able to integrate successfully any businesses that it purchases into its existing business or that any acquired businesses or joint ventures will be profitable. The successful integration of new businesses and the success of joint ventures depends on the Company’s ability to manage these new businesses and cut excess costs. If the Company is unable to avoid these risks, its results of operations and financial condition could be materially adversely affected.

The Company may be subject to risks arising from changes in the competitive environment in which it operates.
The Company’s operations are subject to competition from a wide variety of global, regional and local competitors, which could adversely affect the Company’s results of operations by creating downward pricing pressure and/or a decline in the Company’s margins or market shares. To compete successfully, the Company must excel in terms of product quality and innovation, technological and engineering capability, manufacturing and distribution capability, delivery, price competitiveness, and customer service.
The Company may be subject to risks relating to its non-U.S. operations.
The Company’s net sales derived from customers outside the United States were approximately 44% in fiscal 2013, 45% in fiscal 2012, and 46% in fiscal 2011. In addition, many of the Company’s manufacturing operations and suppliers are located outside the United States. The Company expects net sales from non-U.S. markets to continue to represent a significant portion of its total net sales. The Company’s non-U.S. operations are subject to risks in addition to those facing its domestic operations, including:

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
Protecting the Company’s intellectual property is critical to its innovation efforts. The Company owns a number of patents, trade secrets, copyrights, trademarks, trade names and other forms of intellectual property in its products and services throughout the world. The Company also has exclusive and non-exclusive rights to intellectual property owned by others. The Company’s intellectual property may be challenged or infringed upon by third parties or the Company may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. In addition, the global nature of the Company’s business increases the risk that the Company’s intellectual property may be subject to infringement or other unauthorized use by others. In some cases, the Company’s ability to protect its intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are inadequate or undeveloped. Unauthorized use of the Company’s intellectual property rights or the Company's inability to preserve existing intellectual property rights could adversely impact the Company’s competitive position and results of operations.
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
In addition to the risks identified herein, doing business with the United States government subjects the Company to unusual risks, including dependence on the level of government spending and compliance with and changes in governmental procurement regulations. Currently, the U.S. Government is under mandated sequestration, which has resulted in a reduction of funds available to support U.S. governmental operations, including the acquisition of products and services from contractors. The full impact of the sequestration is not fully known, but a material change in the U.S. government's spending could have a material adverse effect on the Company's business, results of operations and financial condition. Agreements relating to the sale of products to government entities may be subject to termination, reduction or modification, either at the convenience of the government or for the Company’s failure to perform under the applicable contract. The Company is subject to government investigations of business practices and compliance with government procurement regulations. If the Company were charged with wrongdoing as a result of any such investigation, it could be suspended from bidding on or receiving awards of new government contracts, which could have a material adverse effect on the Company’s results of operations.

ITEM 1B. Unresolved Staff Comments. None.

ITEM 1C. Executive Officers of the Registrant.
The Company’s Executive Officers as of August 15, 2013 were as follows:

Name	Position	Officer Since(1)	Age as of 8/15/2013
Donald E. Washkewicz	Chairman of the Board, Chief Executive Officer and President	1997	63
Jon P. Marten	Executive Vice President – Finance & Administration and Chief Financial Officer	2008	57
Lee C. Banks	Executive Vice President and Operating Officer	2001	50
Daniel S. Serbin	Executive Vice President – Human Resources	2005	59
Thomas L. Williams	Executive Vice President and Operating Officer	2005	54
Robert W. Bond	Vice President and President – Fluid Connectors Group	2000	55
Yoon “Michael” Chung	Vice President and President – Automation Group	2008	50
Jeffery A. Cullman	Vice President and President – Hydraulics Group	2006	58
John G. Dedinsky, Jr.	Vice President – Global Supply Chain and Procurement	2006	56
William G. Eline	Vice President – Chief Information Officer	2002	57
John R. Greco	Vice President and President – Instrumentation Group	2006	59
Thomas F. Healy	Vice President – Business Services	2006	53
Pamela J. Huggins	Vice President and Treasurer	2003	59
Kurt A. Keller	Vice President and President – Asia Pacific Group	2009	55
M. Craig Maxwell	Vice President – Chief Technology and Innovation Officer	2003	55
Thomas A. Piraino, Jr.	Vice President, General Counsel and Secretary	1998	64
Peter Popoff	Vice President and President – Filtration Group	2008	61
Andrew D. Ross	Vice President and President – Engineered Materials Group	2012	46
Charly Saulnier	Vice President	2008	65
Roger S. Sherrard	Vice President and President – Aerospace Group	2003	47
Catherine A. Suever	Vice President and Controller	2010	54

(1)
Officers of the Company are elected by the Board of Directors to serve for a term of one year or until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Washkewicz, Banks, Williams, Bond, Cullman, Dedinsky, Eline, Greco, Maxwell, Piraino, and Popoff and Ms. Huggins have served in the executive capacities indicated above opposite their respective names during each of the past five years.

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
Mr. Chung has been President of the Automation Group since July 2012 and has been a Vice President since March 2008. He was President of the Asia Pacific Group from March 2008 to July 2012.
Mr. Healy has been Vice President – Business Services since July 2013. He was a Vice President from April 2006 to July 2013 and President of the Climate & Industrial Controls Group from July 2006 to July 2013.
Mr. Keller has been President of the Asia-Pacific Group since July 2012 and has been a Vice President since August 2009. He was President of the Engineered Materials Group from August 2009 to July 2012 and Vice President of Operations of the Engineered Materials Group from July 2005 to August 2009.

Mr. Ross has been a Vice President and President of the Engineered Materials Group since July 2012. He was Vice President of Operations of the Hydraulics Group from July 2011 to July 2012 and General Manager Hydraulic Valve Division from June 2007 to July 2011.
Mr. Saulnier has been a Vice President since September 2008. He was President of the Europe, Middle East and Africa Group from September 2008 to July 2013 and was President of Sales Companies – Europe, Middle East and Africa from January 2008 to September 2008.
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

ITEM 2. Properties. The Company’s corporate headquarters is located in Cleveland, Ohio, and, at June 30, 2013, the Company had 341 manufacturing plants and 268 distribution centers and sales and administrative offices throughout the world, none of which were individually material to its operations. The facilities are situated in 40 states within the United States and in 48 other countries. The Company owns the majority of its manufacturing plants and distribution centers, and its leased properties primarily consist of sales and administrative offices. The number of facilities used by each of the Company’s operating segments is summarized by type and geographic location in the tables below:

	Type of Facility
	Manufacturing Plants	Distribution Centers	Sales and Administrative Offices
Industrial	296	103	129
Aerospace	24	4	15
Climate & Industrial Controls	21	4	13
Total	341	111	157

	Geographic Location
	North America	Europe	Asia-Pacific	Latin America
Industrial	217	164	112	35
Aerospace	33	5	5	—
Climate & Industrial Controls	31	5	2	—
Total	281	174	119	35

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
On May 15, 2007, the European Commission issued its initial Request for Information to the Company and Parker ITR. On January 28, 2009, the European Commission announced the results of its investigation of the alleged cartel activities. As part of its decision, the European Commission found that Parker ITR infringed Article 81 of the European Community Treaty from April 1986 to May 2, 2007 and fined Parker ITR 25.61 million euros. The European Commission also determined that the Company was jointly and severally responsible for 8.32 million euros of the total fine which related to the period from January 2002, when the Company acquired Parker ITR, to May 2, 2007, when the cartel activities ceased. Parker ITR and the Company filed an appeal to the General Court of the European Union on April 10, 2009. On May 12, 2013, the court reversed in part the decision of the European Commission, reducing the original fine of 25.61 million euros to 6.40 million euros and holding that the Company and Parker ITR are jointly and severally liable for payment of the fine up to 6.30 million euros. The European Commission has appealed the ruling of the General Court of the European Union.

ITEM 4. Mine Safety Disclosures. Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)
Market for the Registrant’s Common Equity. The Company’s common stock is listed for trading on the New York Stock Exchange. Information regarding stock price and dividend information with respect to the Company’s common stock, as set forth on page 13-41 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference. As of July 31, 2013, the number of shareholders of record of the Company was 4,102.

(b)	Use of Proceeds. Not Applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 through April 30, 2013	202,483	$88.89	202,483	14,410,917
May 1, 2013 through May 31, 2013	174,500	$94.17	174,500	14,236,417
June 1, 2013 through June 30, 2013	168,260	$97.56	168,260	14,068,157
Total:	545,243	$93.26	545,243	14,068,157

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

ITEM 8. Financial Statements and Supplementary Data. The information set forth on pages 13-13 to 13-41 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

ITEM 9A. Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of fiscal year 2013, the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting set forth on page 13-42 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference. The Report of Independent Registered Public Accounting

Firm set forth on pages 13-43 to 13-44 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.
There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information. None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance. Information required with respect to the Directors of the Company is set forth under the caption “Item I – Election of Directors” in the definitive Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders, to be held October 23, 2013 (the “2013 Proxy Statement”), and is incorporated herein by reference. Information with respect to the executive officers of the Company is included in Part I, Item 1C hereof under the caption “Executive Officers of the Registrant”.

The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2013 Proxy Statement is incorporated herein by reference.
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
The information set forth under the captions “The Audit Committee” and “Report of the Audit Committee” in the 2013 Proxy Statement is incorporated herein by reference.

ITEM 11. Executive Compensation. The information set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Tables” in the 2013 Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information set forth under the caption "Principal Shareholders" in the 2013 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information. The following table sets forth certain information regarding the Company's equity compensation plans as of June 30, 2013, unless otherwise indicated.

Plan Category	Column (a)	Column (b)	Column (c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	10,414,432 (1)	$63.51	13,326,919 (2)
Equity compensation plans not approved by security holders(3)	16,663	$42.34	—
Total	10,431,095	$63.48	13,326,919

(1)
Includes the maximum future payouts of common stock that may be issued under the calendar year 2011-12-13, 2012-13-14 and 2013-14-15 long term incentive performance awards, or LTIP Awards. For these LTIP Awards, payouts will be determined based on our achieving an average return on average equity of 4% or an average free cash flow margin of 4%. If these performance measures are achieved, the participants will be eligible to receive the maximum payout of 200%. The Human Resources and Compensation Committee will then compare our performance to that of a group of our peers and, if appropriate, apply its discretion to reduce the final payouts based on any performance measures that the Committee determines to be appropriate. Also includes 50,320 phantom shares held in an account pursuant to the Stock Option Deferral Plan (which plan has not been approved by shareholders). The phantom shares resulted from exercises of stock options granted under the 1990

Employees Stock Option Plan, which was approved by the shareholders. No further deferral elections may be made under the Stock Option Deferral Plan.

(2)
The maximum number of shares of our common stock that may be issued under the Amended and Restated 2009 Omnibus Stock Incentive Plan is 14.7 million. The maximum number of securities that may be issued under the 2003 Stock Incentive Plan is equal to the sum of (i) 13.5 million shares; plus (ii) the amount of any shares that are not delivered to an employee by reason of (A) the expiration, termination, cancellation or forfeiture of an award under the 1993 Stock Incentive Program; and (B) the tendering or withholding of shares to satisfy all or a portion of the exercise price or tax withholding obligations relating to shares issued or distributed under an award under the 1993 Stock Incentive Program. The maximum number of shares that may be issued under the 2003 Stock Incentive Plan as restricted stock is limited to 7.5 million shares. The maximum number of shares that may be issued under the 2004 Non-Employee Directors' Stock Incentive Plan is 375,000 shares. No further awards will be granted under the 2003 Stock Incentive Plan.

(3)
The 1996 Non-Employee Directors Stock Option Plan provides for the issuance of up to 562,500 shares of our common stock pursuant to stock options granted to our Directors who are not current or retired employees. Each option was granted at an exercise price equal to 100% of the fair market value of our common stock on the date the options were granted. Grants have a 10 year term and vest 50% following one year of continued service and the remaining 50% following the second year of continued service from the date granted. No further options will be granted under the 1996 Non-Employee Directors Stock Option Plan.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence. The information set forth under the captions “Certain Relationships and Related Transactions,” “Review and Approval of Transactions with Related Persons” and “Director Independence” in the 2013 Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services. The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2013 Proxy Statement is incorporated herein by reference.

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

August 29, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Signature and Title
DONALD E. WASHKEWICZ, Chairman of the Board of Directors and Principal Executive Officer; CATHERINE A. SUEVER, Principal Accounting Officer; ROBERT G. BOHN, Director; LINDA S. HARTY, Director; WILLIAM E. KASSLING, Director; ROBERT J. KOHLHEPP, Director; KEVIN A. LOBO, Director; KLAUS-PETER MÜLLER, Director; CANDY M. OBOURN, Director; JOSEPH M. SCAMINACE, Director; WOLFGANG R. SCHMITT, Director; ÅKE SVENSSON, Director; and JAMES L. WAINSCOTT, Director.
Date: August 29, 2013

/s/ Jon P. Marten
Jon P. Marten, Executive Vice President – Finance & Administration and Chief Financial Officer (Principal Financial Officer and Attorney-in-Fact)

PARKER-HANNIFIN CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Reference
	Form 10-K Annual Report (Page)	Excerpt from Exhibit 13 (Page)
Data incorporated by reference from Exhibit 13:
Management’s Report on Internal Control over Financial Reporting	—	13 - 42
Report of Independent Registered Public Accounting Firm	—	13 - 43 to 13 - 44
Consolidated Statement of Income for the years ended June 30, 2013, 2012 and 2011	—	13 - 13
Consolidated Statement of Comprehensive Income for the years ended June 30, 2013, 2012 and 2011		13 - 14
Consolidated Balance Sheet at June 30, 2013 and 2012	—	13 - 17
Consolidated Statement of Cash Flows for the years ended June 30, 2013, 2012 and 2011	—	13 - 18
Consolidated Statement of Equity for the years ended June 30, 2013, 2012 and 2011	—	13 - 19
Notes to Consolidated Financial Statements	—	13 - 20 to 13 - 41
Schedule:
II - Valuation and Qualifying Accounts	22	—

Individual financial statements and related applicable schedules for the Registrant (separately) have been omitted because the Registrant is primarily an operating company and its subsidiaries are considered to be wholly-owned.

PARKER-HANNIFIN CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2011, 2012 and 2013
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning Of Period	Additions Charged to Costs and Expenses	Other (Deductions)/ Additions (A)	Balance At End Of Period
Allowance for doubtful accounts:
Year ended June 30, 2011	$14,701	$7,520	$(11,749)	$10,472
Year ended June 30, 2012	$10,472	$10,239	$(10,193)	$10,518
Year ended June 30, 2013	$10,518	$8,769	$(4,463)	$14,824
Deferred tax asset valuation allowance:
Year ended June 30, 2011	$92,799	$102,472	$(2,367)	$192,904
Year ended June 30, 2012	$192,904	$10,600	$(27,425)	$176,079
Year ended June 30, 2013	$176,079	$97,334	$—	$273,413

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

(10)(k)
Parker-Hannifin Corporation Amended and Restated 2009 Omnibus Stock Incentive Plan incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the Commission on September 24, 2012 (Commission File No. 1-4982).

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

(10)(y)
Form of Notice of CY2010-11-12 Long Term Incentive Performance Award Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(w) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2010 (Commission File No. 1-4982).

(10)(z)
Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2013 (Commission File No. 1-4982).

(10)(aa)
Form of Parker-Hannifin Corporation Long-Term Incentive Performance Award Under the Performance Bonus Plan incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on February 1, 2011 (Commission File No. 1-4982).

(10)(bb)
Terms and Conditions of Restricted Stock Issued as a Payout Under the LTI Plan incorporated by reference to Exhibit 10(i) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).

(10)(cc)
Form of Notice of RONA Bonus Award Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No. 1-4982).

(10)(dd)
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

(10)(ff)
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

(10)(jj)
Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan incorporated by reference to Exhibit 10(k) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(kk)
Parker-Hannifin Corporation Volume Incentive Plan incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on August 18, 2009 (Commission File No. 1-4982).

(10)(ll)	Parker-Hannifin Corporation Claw-back Policy incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 18, 2009 (Commission File No. 1-4982).

(10)(mm)
Parker-Hannifin Corporation Non-Employee Directors Stock Option Plan incorporated by reference to Exhibit 10(w) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

(10)(nn)
Parker-Hannifin Corporation Amended and Restated 2004 Non-Employee Directors’ Stock Incentive Plan incorporated by reference to Exhibit 10(aa) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2009 (Commission File No. 1-4982).

(10)(oo)
Form of Parker-Hannifin Corporation Non-Employee Directors’ Restricted Stock Award Agreement incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2011 (Commission File No. 1-4982).

(10)(pp)
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

(10)(ss)
Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 24, 2012, incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2012 (Commission File No. 1-4982).

(11)	Computation of Common Shares Outstanding and Earnings Per Share is incorporated by reference to Note 5 of the Notes to Consolidated Financial Statements on page 13-27 of Exhibit 13 hereto.*

(12)	Computation of Ratio of Earnings to Fixed Charges as of June 30, 2013.*

(13)	Excerpts from Annual Report to Shareholders for the fiscal year ended June 30, 2013 which are incorporated herein by reference thereto.*

(21)	List of subsidiaries of the Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)	Power of Attorney.*

(31)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(31)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended June 30, 2013, 2012 and 2011, (ii) Consolidated Statement of Comprehensive Income for the years ended June 30, 2013, 2012 and 2011, (iii) Consolidated Balance Sheet at June 30, 2013 and 2012, (iv) Consolidated Statement of Cash Flows for the years ended June 30, 2013, 2012 and 2011, (v) Consolidated Statement of Equity for the years ended June 30, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.
Shareholders may request a copy of any of the exhibits to this Annual Report on Form 10-K by writing to the Secretary, Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141.