Form 10-Q
period 2013-09-30
PARKER HANNIFIN CORP
filed 2013-11-04
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding at September 30, 2013           149,235,808

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
Net sales	$3,226,144	$3,214,935
Cost of sales	2,476,409	2,477,447
Gross profit	749,735	737,488
Selling, general and administrative expenses	406,930	381,122
Interest expense	20,958	23,509
Other (income), net	(2,243)	(3,201)
Income before income taxes	324,090	336,058
Income taxes	79,770	96,110
Net income	244,320	239,948
Less: Noncontrolling interest in subsidiaries' earnings	4	207
Net income attributable to common shareholders	$244,316	$239,741

Earnings per share attributable to common shareholders:
Basic	$1.64	$1.61
Diluted	$1.61	$1.57

Cash dividends per common share	$0.45	$0.41
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
Net income	$244,320	$239,948
Less: Noncontrolling interests in subsidiaries' earnings	4	207
Net income attributable to common shareholders	244,316	239,741

Other comprehensive income, net of tax
Foreign currency translation adjustment	157,234	102,204
Retirement benefits plan activity	27,493	32,300
Realized loss	51	51
Other comprehensive income	184,778	134,555
Less: Other comprehensive income (loss) for noncontrolling interests	(149)	374
Other comprehensive income attributable to common shareholders	184,927	134,181
Total comprehensive income attributable to common shareholders	$429,243	$373,922
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	(Unaudited)
	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,945,623	$1,781,412
Accounts receivable, net	1,968,490	2,062,745
Inventories:
Finished products	547,542	531,897
Work in process	801,798	733,025
Raw materials	116,091	112,483
	1,465,431	1,377,405
Prepaid expenses	176,245	182,669
Deferred income taxes	123,390	126,955
Total current assets	5,679,179	5,531,186
Plant and equipment	5,098,003	4,999,301
Less accumulated depreciation	3,264,255	3,191,061
	1,833,748	1,808,240
Other assets	709,778	687,458
Intangible assets, net	1,280,431	1,290,499
Goodwill	3,285,228	3,223,515
Total assets	$12,788,364	$12,540,898
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$1,335,339	$1,333,826
Accounts payable, trade	1,130,676	1,156,002
Accrued payrolls and other compensation	326,934	426,996
Accrued domestic and foreign taxes	180,776	136,079
Other accrued liabilities	481,284	467,300
Total current liabilities	3,455,009	3,520,203
Long-term debt	1,506,744	1,495,960
Pensions and other postretirement benefits	1,309,981	1,372,437
Deferred income taxes	107,000	102,920
Other liabilities	319,859	307,897
Total liabilities	6,698,593	6,799,417
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at September 30 and June 30	90,523	90,523
Additional capital	616,502	608,752
Retained earnings	8,596,456	8,421,270
Accumulated other comprehensive (loss)	(922,906)	(1,107,833)
Treasury shares, at cost; 31,810,320 shares at September 30 and 31,757,604 shares at June 30	(2,293,714)	(2,274,286)
Total shareholders’ equity	6,086,861	5,738,426
Noncontrolling interests	2,910	3,055
Total equity	6,089,771	5,741,481
Total liabilities and equity	$12,788,364	$12,540,898
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$244,320	$239,948
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	54,335	53,008
Amortization	31,245	28,164
Share incentive plan compensation	48,998	31,261
Deferred income taxes	(15,747)	54,030
Foreign currency transaction loss	7,684	982
Loss (gain) on sale of plant and equipment	1,936	(1,140)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	127,098	85,221
Inventories	(68,940)	(38,022)
Prepaid expenses	9,189	(19,633)
Other assets	(10,845)	(13,577)
Accounts payable, trade	(41,945)	(70,735)
Accrued payrolls and other compensation	(105,330)	(127,739)
Accrued domestic and foreign taxes	42,681	(50,493)
Other accrued liabilities	(10,384)	(20,691)
Pensions and other postretirement benefits	(32,773)	(163,486)
Other liabilities	1,169	5,931
Net cash provided by (used in) operating activities	282,691	(6,971)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $20,329 in 2012)	1,491	(194,548)
Capital expenditures	(56,651)	(76,685)
Proceeds from sale of plant and equipment	2,915	8,645
Other	49	168
Net cash (used in) investing activities	(52,196)	(262,420)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	3,606	11,781
Payments for common shares	(52,540)	(107,989)
Tax benefit from share incentive plan compensation	4,029	23,678
Proceeds from notes payable, net	1,287	32,959
Proceeds from long-term borrowings	131	5,958
Payments for long-term borrowings	(149)	(76,690)
Dividends	(67,388)	(61,365)
Net cash (used in) financing activities	(111,024)	(171,668)
Effect of exchange rate changes on cash	44,740	38,873
Net increase (decrease) in cash and cash equivalents	164,211	(402,186)
Cash and cash equivalents at beginning of year	1,781,412	838,317
Cash and cash equivalents at end of period	$1,945,623	$436,131
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
BUSINESS SEGMENT INFORMATION
(Dollars in thousands)
(Unaudited)
As of July 1, 2013, the Company consolidated its Climate & Industrial Controls businesses into existing operating groups within the Industrial Segment. As a result of this consolidation and the resulting change in management structure made in connection with the strategic divestiture of certain operations in the Climate & Industrials Control Segment, the Company now has two reporting segments: Diversified Industrial (formerly referred to as Industrial) and Aerospace Systems (formerly referred to as Aerospace). All prior period results have been revised to reflect the new reporting segment structure.
Diversified Industrial - This segment produces a broad range of motion-control and fluid systems and components used in all kinds of manufacturing, packaging, processing, transportation, mobile construction, refrigeration and air conditioning, agricultural and military machinery and equipment and has a significant portion of international operations. Sales are made directly to major original equipment manufacturers' (OEMs) and through a broad distribution network to smaller OEMs and the aftermarket.
Aerospace Systems - This segment designs and manufactures products and provides aftermarket support for commercial, business jet, military and general aviation aircraft, missile and spacecraft markets. The Aerospace Systems Segment provides a full range of systems and components for hydraulic, pneumatic and fuel applications.

	Three Months Ended
	September 30,
	2013	2012
Net sales
Diversified Industrial:
North America	$1,387,875	$1,425,279
International	1,270,795	1,248,573
Aerospace Systems	567,474	541,083
Total	$3,226,144	$3,214,935
Segment operating income
Diversified Industrial:
North America	$234,198	$244,075
International	173,410	156,598
Aerospace Systems	57,298	61,898
Total segment operating income	464,906	462,571
Corporate general and administrative expenses	47,210	39,767
Income before interest expense and other expense	417,696	422,804
Interest expense	20,958	23,509
Other expense	72,648	63,237
Income before income taxes	$324,090	$336,058

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2013, the results of operations for the three months ended September 30, 2013 and 2012 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2013 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. No subsequent events have occurred that required adjustment to these financial statements. In October 2013, the Company and GE Aviation finalized a joint venture in which the Company sold a 50 percent equity interest in one of its wholly-owned subsidiaries. As a result of this transaction, the Company expects to recognize an estimated after-tax gain of approximately $255 million in the second quarter of fiscal 2014. The estimated after-tax gain amount is subject to future accounting adjustments, primarily involving the final fair value valuation of the joint venture.
2. Product warranty
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of September 30, 2013 and June 30, 2013 is immaterial to the financial position of the Company and the change in the accrual for the current year quarter and prior year quarter is immaterial to the Company’s results of operations and cash flows.

3. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2013 and 2012.

	Three Months Ended
	September 30,
	2013	2012
Numerator:
Net income attributable to common shareholders	$244,316	$239,741
Denominator:
Basic - weighted average common shares	149,237,306	149,285,849
Increase in weighted average common shares from dilutive effect of equity-based awards	2,622,955	3,331,261
Diluted - weighted average common shares, assuming exercise of equity-based awards	151,860,261	152,617,110
Basic earnings per share	$1.64	$1.61
Diluted earnings per share	$1.61	$1.57
For the three months ended September 30, 2013 and 2012, 764,218 and 472,055 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

4. Share repurchase program
The Company has a program to repurchase its common shares. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows and commercial paper borrowings, and the shares are initially held as treasury stock. During the three-month period ended September 30, 2013, the Company repurchased 482,400 shares at an average price, including commissions, of $102.12 per share.

5. Accounts receivable, net
The Accounts receivable, net caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2013	June 30, 2013
Accounts receivable, trade	$1,763,421	$1,855,644
Allowance for doubtful accounts	(14,038)	(14,824)
Non-trade accounts receivable	115,935	110,394
Notes receivable	103,172	111,531
Total	$1,968,490	$2,062,745
Accounts receivable, trade are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor.

6. Business realignment charges
The Company incurred business realignment charges in fiscal 2014 and fiscal 2013.
Business realignment charges by business segment are as follows:

	Three Months Ended
	September 30,
	2013	2012
Diversified Industrial	$10,623	$2,739
Aerospace Systems	626	—

Work force reductions in connection with such business realignment charges by business segment are as follows:

	Three Months Ended
	September 30,
	2013	2012
Diversified Industrial	270	152
Aerospace Systems	27	—

The charges primarily consist of severance costs related to plant closures as well as general work force reductions implemented by various operating units throughout the world. In addition, $1,074 of fixed asset write-downs were recognized in connection with plant closures in the Diversified Industrial Segment and are reflected in the other expense caption in the Business Segment Information for the three months ended September 30, 2013. The Company believes the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.

6. Business realignment charges, cont'd
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended
	September 30,
	2013	2012
Cost of sales	$6,193	$2,006
Selling, general and administrative expenses	5,056	733
Other (income), net	1,074	—
As of September 30, 2013, approximately $3.1 million in severance payments have been made relating to charges incurred during fiscal 2014, with the majority of the remaining payments expected to be made by June 30, 2014. All required severance payments have been made relating to charges incurred in fiscal 2013. Additional charges may be recognized in future periods related to the realignment actions described above, the timing and amount of which are not known at this time.

7. Equity
Changes in equity for the three months ended September 30, 2013 and 2012 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2013	$5,738,426	$3,055	$5,741,481
Net income	244,316	4	244,320
Other comprehensive income (loss)	184,927	(149)	184,778
Dividends paid	(67,388)	—	(67,388)
Stock incentive plan activity	35,840	—	35,840
Shares purchased at cost	(49,260)	—	(49,260)
Balance at September 30, 2013	$6,086,861	$2,910	$6,089,771

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2012	$4,896,515	$9,215	$4,905,730
Net income	239,741	207	239,948
Other comprehensive income	134,181	374	134,555
Dividends paid	(61,365)	—	(61,365)
Stock incentive plan activity	39,229	—	39,229
Acquisition activity	—	1,094	1,094
Shares purchased at cost	(107,177)	—	(107,177)
Balance at September 30, 2012	$5,141,124	$10,890	$5,152,014

As of July 1, 2013, the Company adopted the provisions of FASB Accounting Standards Update No. 2013-02, "Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income." As a result of this adoption, the Company has presented the significant items reclassified to net income in their entirety during the period in the table below.

7. Equity, cont'd

Changes in accumulated other comprehensive (loss) in shareholder's equity by component:

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Other	Total
Balance at June 30, 2013	$(68,328)	$(1,039,072)	$(433)	$(1,107,833)
Other comprehensive income before reclassifications	157,383	—	—	157,383
Amounts reclassified from accumulated other comprehensive (loss)	—	27,493	51	27,544
Balance at September 30, 2013	$89,055	$(1,011,579)	$(382)	$(922,906)

Reclassifications out of accumulated other comprehensive (loss) in shareholder's equity:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2013
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(3,669)	See Note 9
Recognized actuarial loss	(39,768)	See Note 9
Total before tax	(43,437)
Tax benefit	15,944	Income taxes
Net of tax	$(27,493)

Other
Realized loss on cash flow hedges	$(76)	Interest expense
Tax benefit	25	Income taxes
Net of tax	$(51)

8. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the three months ended September 30, 2013 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2013	$3,125,175	$98,340	$3,223,515
Acquisitions	790	—	790
Foreign currency translation and other	60,932	(9)	60,923
Balance at September 30, 2013	$3,186,897	$98,331	$3,285,228
Acquisitions represent purchase price adjustments made subsequent to the applicable acquisition dates. The Company’s previously reported results of operations and financial position would not be materially different had the goodwill adjustments recorded during the first three months of fiscal 2014 been reflected in the same reporting period in which the initial purchase price allocations for those acquisitions were made.

8. Goodwill and intangible assets, cont'd
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2013		June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$143,916	$79,601	$141,160	$75,175
Trademarks	394,988	157,840	386,619	148,319
Customer lists and other	1,492,251	513,283	1,468,243	482,029
Total	$2,031,155	$750,724	$1,996,022	$705,523
Total intangible amortization expense for the three months ended September 30, 2013 was $30,477. The estimated amortization expense for the five years ending June 30, 2014 through 2018 is $119,756, $115,045, $112,253, $107,502, and $103,688, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the three months ended September 30, 2013.

9. Retirement benefits
Net pension benefit cost recognized included the following components:

	Three Months Ended
	September 30,
	2013	2012
Service cost	$27,229	$28,334
Interest cost	47,544	43,073
Expected return on plan assets	(56,388)	(49,638)
Amortization of prior service cost	3,690	3,488
Amortization of net actuarial loss	39,418	47,583
Amortization of initial net obligation	5	6
Net pension benefit cost	$61,498	$72,846
Net postretirement benefit cost recognized included the following components:

	Three Months Ended
	September 30,
	2013	2012
Service cost	$206	$182
Interest cost	709	870
Amortization of prior service benefit	(26)	(11)
Amortization of net actuarial loss	350	128
Net postretirement benefit cost	$1,239	$1,169

10. Income taxes
As of September 30, 2013, the Company had gross unrecognized tax benefits of $110,634. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $66,142. If recognized, a significant portion of the gross unrecognized tax benefits would be offset against an asset currently recorded in the Consolidated Balance Sheet. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, is $5,709.
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

11. Financial instruments and fair value measurement
The Company’s financial instruments consist primarily of cash and cash equivalents, long-term investments, and accounts receivable as well as obligations under accounts payable, trade, notes payable and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, accounts receivable, accounts payable, trade and notes payable approximate fair value. The carrying value of long-term debt (excluding capital leases) and estimated fair value of long-term debt (excluding capital leases) are as follows:

	September 30, 2013	June 30, 2013
Carrying value of long-term debt (excluding capital leases)	$1,509,062	$1,498,025
Estimated fair value of long-term debt (excluding capital leases)	1,677,270	1,654,886
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
The Company’s Euro bonds and Japanese Yen credit facility have each been designated as a hedge of the Company’s net investment in certain foreign subsidiaries. The translation of the Euro bonds and Japanese Yen credit facility into U.S. dollars is recorded in accumulated other comprehensive (loss) and remains there until the underlying net investment is sold or substantially liquidated.
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value. Derivatives consist of forward exchange, costless collar and cross-currency swap contracts, the fair value of which is calculated using market observable inputs including both spot and forward prices for the same underlying currencies. The fair value of the cross-currency swap contracts is calculated using a present value cash flow model that has been adjusted to reflect the credit risk of either the Company or the counterparty.
The following summarizes the location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet as of September 30, 2013 and June 30, 2013:

	Balance Sheet Caption	September 30, 2013	June 30, 2013
Net investment hedges
Cross-currency swap contracts	Other liabilities	$33,180	$22,438
Cash flow hedges
Costless collar contracts	Accounts receivable, net	4,936	1,422
Forward exchange contracts	Accounts receivable, net	13	41
Costless collar contracts	Other accrued liabilities	1,047	953

11. Financial instruments and fair value measurement, cont'd

The cross-currency swap and costless collar contracts are reflected on a gross basis in the Consolidated Balance Sheet. The presentation of forward contracts is on a net basis, the effect of which is immaterial to the Consolidated Balance Sheet. The Company has not entered into any master netting arrangements.

The fair values at September 30, 2013 and June 30, 2013 are classified within level 2 of the fair value hierarchy. There are no other financial assets or financial liabilities that are marked to market on a recurring basis. Fair values are transferred between levels of the fair value hierarchy when facts and circumstances indicate that a change in the method of estimating the fair value of a financial asset or financial liability is warranted.
Gains or losses on derivatives that are not hedges are adjusted to fair value through the cost of sales caption in the Consolidated Statement of Income. Gains or losses on derivatives that are hedges are adjusted to fair value through accumulated other comprehensive (loss) in the Consolidated Balance Sheet until the hedged item is recognized in earnings.
The cross-currency swap contracts have been designated as hedging instruments. The costless collar contracts and forward exchange contracts have not been designated as hedging instruments and are considered to be economic hedges of forecasted transactions.
Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income are as follows:

	Three Months Ended
	September 30,
	2013	2012
Forward exchange contracts	$(29)	$(488)
Costless collar contracts	2,991	2,255
(Losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended
	September 30,
	2013	2012
Cross-currency swap contracts	$(6,636)	$(2,531)
Foreign denominated debt	(6,586)	(3,498)
There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor was any portion of these financial instruments excluded from the effectiveness testing, during the three months ended September 30, 2013 and 2012.

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2012
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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	September 30, 2013	June 30, 2013
United States	56.2	50.9
Eurozone countries	51.1	48.8
China	50.2	48.2
Global aircraft miles flown have increased approximately four percent from the comparable fiscal 2013 level and global revenue passenger miles have increased approximately five percent from the comparable fiscal 2013 level. The Company anticipates that U.S. Department of Defense spending with regard to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2014 will be down approximately one percent from the comparable fiscal 2013 level. It is unknown at this time if the U.S Government sequestration will impact the current anticipated level of fiscal 2014 U.S. Department of Defense spending.
Housing starts in August 2013 were approximately 22 percent higher than housing starts in September 2012 and were approximately seven percent higher than housing starts in June 2013. September 2013 housing starts data was not available.
The Company remains focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company has been able to borrow funds at affordable interest rates and had a debt to debt-shareholders’ equity ratio of 31.8 percent at September 30, 2013 compared to 33.0 percent at June 30, 2013. Net of cash and cash equivalents, the debt to debt-shareholders' equity ratio was 12.8 percent at September 30, 2013 compared to 15.4 percent at June 30, 2013.
The Company believes many opportunities for profitable growth are available. The Company intends to focus primarily on business opportunities in the areas of energy, water, food, environment, defense, life sciences, infrastructure and transportation.

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
Although no acquisitions were completed during the first three months of fiscal 2014, acquisitions will be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. In addition, the Company will continue to assess its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.
The discussion below is structured to separately discuss the Consolidated Statement of Income, Results by Business Segment, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,
(dollars in millions)	2013	2012
Net sales	$3,226.1	$3,214.9
Gross profit	$749.7	$737.5
Gross profit margin	23.2%	22.9%
Selling, general and administrative expenses	$406.9	$381.1
Selling, general and administrative expenses, as a percent of sales	12.6%	11.9%
Interest expense	$21.0	$23.5
Other (income), net	$(2.2)	$(3.2)
Effective tax rate	24.6%	28.6%
Net income	$244.3	$239.9
Net income, as a percent of sales	7.6%	7.5%

Net sales for the current-year quarter increased slightly from the comparable prior-year period primarily due to higher volume experienced in the Diversified Industrial International businesses and Aerospace Systems Segment more than offsetting lower volume experienced in the Diversified Industrial North American businesses. Acquisitions made in the last 12 months contributed approximately $60 million in sales in the current-year quarter. The effect of currency rate changes decreased net sales by approximately $3 million in the current-year quarter.
Gross profit margin increased in the current-year quarter primarily due to the higher volume in the Diversified Industrial International businesses and lower defined benefit costs in both Segments, partially offset by higher development and product support costs in the Aerospace Systems Segment. Gross profit margin for the current-year quarter was also positively impacted by a favorable product mix in the Diversified Industrial International businesses. Included in gross profit for the current-year quarter and prior-year quarter are business realignment charges of $6.2 million and $2.0 million, respectively.
Selling, general and administrative expenses increased for the current-year quarter primarily due to higher expenses associated with the Company’s incentive compensation programs, higher charitable contributions, higher research and development costs and higher professional services fees. Included in selling, general and administrative expenses for the current-year quarter and prior-year quarter are business realignment charges of $5.1 million and $0.7 million, respectively.
Interest expense for the current-year quarter decreased primarily due to a lower average interest rate in the debt portfolio in the current-year quarter, including lower average borrowing rates on commercial paper borrowings, more than offsetting the effect of higher weighted-average borrowings in the current-year quarter.
Effective tax rate for the current-year quarter was lower than the comparable prior-year quarter primarily due to a favorable geographical mix of earnings as well as a current-year quarter discrete tax benefit related to balance sheet account adjustments. The Company expects the effective tax rate for fiscal 2014 will be approximately 30 percent.
RESULTS BY BUSINESS SEGMENT
As of July 1, 2013, the Company consolidated its Climate & Industrial Controls businesses into existing operating groups within the Industrial Segment. As a result of this consolidation and the resulting change in management structure made in connection with the strategic divestiture of certain operations in the Climate & Industrials Control Segment, the Company now has two reporting segments: Diversified Industrial (formerly referred to as Industrial) and Aerospace Systems (formerly referred to as Aerospace). All prior period results have been revised to reflect the new reporting segment structure.

Diversified Industrial Segment

	Three Months Ended September 30,
(dollars in millions)	2013	2012
Net sales
North America	$1,387.9	$1,425.3
International	1,270.8	1,248.6
Operating income
North America	234.2	244.1
International	$173.4	$156.6
Operating margin
North America	16.9%	17.1%
International	13.6%	12.5%
Backlog	$1,765.5	$1,834.8
`

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period compared to the comparable prior-year period:

Three Months Ended
September 30, 2013
Diversified Industrial North America – as reported	(2.6)%
Acquisitions	2.8%
Currency	(0.3)%
Diversified Industrial North America – without acquisitions and currency	(5.1)%

Diversified Industrial International – as reported	1.8%
Acquisitions	1.7%
Currency	—%
Diversified Industrial International – without acquisitions and currency	0.1%

Total Diversified Industrial Segment – as reported	(0.6)%
Acquisitions	2.3%
Currency	(0.2)%
Total Diversified Industrial Segment – without acquisitions and currency	(2.7)%
The above presentation reconciles the percentage changes in net sales of the Diversified Industrial Segment operations reported in accordance with U.S. GAAP to percentage changes in net sales adjusted to remove the effects of acquisitions made within the prior four fiscal quarters as well as the effects of currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.
Excluding the effects of acquisitions and changes in currency exchange rates, the decrease in Diversified Industrial North American sales for the current-year quarter is primarily the result of lower demand from distributors as well as from end-users in the construction equipment, agriculture, heavy-duty truck, land-based oil and gas, mining and machine tool markets. Diversified Industrial International sales for the current-year quarter were relatively flat compared to the prior-year first quarter as higher volume in Europe and Latin America was offset by lower volume in the Asia Pacific region. The absence of sales from divested businesses was also a contributing factor to the sales fluctuation between the current-year quarter and prior-year quarter in both the Diversified Industrial North American and Diversified Industrial International businesses.
The decrease in operating margins in the Diversified Industrial North American businesses is primarily due to operating inefficiencies resulting from the decrease in sales volume partially offset by lower raw material prices and a favorable product mix. The increase in operating margins in the Diversified Industrial International businesses is primarily due to a favorable product mix as well as lower raw material prices.

The following business realignment expenses are included in Diversified Industrial North America and Diversified Industrial International operating income:

	Three Months Ended September 30,
(dollars in thousands)	2013	2012
Diversified Industrial North America	$1,305	$215
Diversified Industrial International	9,318	2,524

The business realignment charges consist primarily of severance costs resulting from plant closures as well as general reductions in work force. The Company does not anticipate that cost savings realized from the work force reduction measures taken during the first three months of fiscal 2014 in the Diversified Industrial North American businesses will have a material impact on future operating income and anticipates that cost savings realized from work force reduction measures taken in the Diversified Industrial International businesses will positively impact operating income by approximately one percent in fiscal 2014 and two percent in fiscal 2015. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Diversified Industrial Segment. Such actions are expected to result in approximately $85 million in additional business realignment charges in the remainder of fiscal 2014, the timing of which has not been finalized.
The decrease in backlog from the prior-year first quarter and the June 30, 2013 amount of $1,802.9 million is primarily due to shipments exceeding order rates in virtually all of the Diversified Industrial North American businesses. Within the Diversified Industrial International businesses, order rates exceeding shipments in Europe and Latin America were offset by shipments exceeding order rates in the Asia Pacific region. The Company anticipates Diversified Industrial North American sales for fiscal 2014 will range from being flat to increasing 4.0 percent from the fiscal 2013 level and anticipates Diversified Industrial International sales for fiscal 2014 will increase between 0.8 percent and 4.2 percent from the fiscal 2013 level. Diversified Industrial North American operating margins in fiscal 2014 are expected to range from 16.5 percent to 17.0 percent and Diversified Industrial International operating margins are expected to range from 11.4 percent to 11.8 percent. The lower expected operating margin levels in fiscal 2014 as compared to fiscal 2013 in the Diversified International Industrial businesses reflect the impact of business realignment charges expected to be taken in the last three quarters of fiscal 2014.

Aerospace Systems Segment

	Three Months Ended September 30,
(dollars in millions)	2013	2012
Net sales	$567.5	$541.1
Operating income	$57.3	$61.9
Operating margin	10.1%	11.4%
Backlog	$1,983.0	$1,805.2
The increase in net sales in the Aerospace Systems Segment for the current-year quarter is primarily due to higher volume in the commercial original equipment manufacturer (OEM) and the commercial and military aftermarket businesses partially offset by lower volume in the military OEM business. The lower margins in the current-year quarter were primarily due to higher development and product support costs more than offsetting the benefit derived from the higher sales volume.
The increase in backlog from the prior-year quarter is primarily due to order rates exceeding shipments in the commercial OEM and aftermarket businesses and military aftermarket business more than offsetting shipments exceeding order rates in the military OEM business. The increase in backlog from the June 30, 2013 amount of $1,936.2 million is primarily due to order rates exceeding shipments in the commercial OEM and aftermarket businesses and military OEM business more than offsetting shipments exceeding order rates in the military aftermarket business. For fiscal 2014, sales are expected to decrease between 3.0 percent and 1.4 percent from the fiscal 2013 level and operating margins are expected to range from 11.6 percent to 12.2 percent. The decrease in sales is primarily attributable to sales generated from a wholly-owned subsidiary no longer being recorded by the Aerospace Systems Segment as a result of a joint venture formed with GE Aviation. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.

Corporate general and administrative expenses
Corporate general and administrative expenses were $47.2 million in the current-year quarter compared to $39.8 million in the comparable prior-year quarter. As a percent of sales, corporate general and administrative expenses for the current-year quarter was 1.5 percent compared to 1.2 percent in the comparable prior-year quarter. The higher expense in the current-year quarter is primarily due to higher charitable contributions, research and development expenses and professional services fees, as well as higher compensation costs.

Other expense (in the Results By Business Segment) included the following:

(dollars in millions)	Three Months Ended, September 30,
Expense (income)	2013	2012
Foreign currency transaction	$2.1	$0.8
Stock-based compensation	37.7	23.5
Pensions	28.2	35.4
Divestitures and asset sales and writedowns	1.9	(1.1)
Other items, net	2.7	4.6
	$72.6	$63.2
The increase in stock-based compensation expense in the current-year quarter primarily resulted from a higher stock price used in the calculation of the fair value of the stock awards on the date of grant. The decrease in pension expense in the current-year quarter primarily resulted from a lower amount of actuarial losses, primarily related to domestic defined benefit plans, recognized in the current-year quarter.
CONSOLIDATED BALANCE SHEET

(dollars in millions)	September 30, 2013	June 30, 2013
Cash and cash equivalents	$1,945.6	$1,781.4
Accounts receivable, net	1,968.5	2,062.7
Inventories	1,465.4	1,377.4
Accrued payrolls and other compensation	326.9	427.0
Notes payable and long-term debt payable within one year	1,335.3	1,333.8
Shareholders’ equity	6,086.9	5,738.4
Working capital	$2,224.2	$2,011.0
Current ratio	1.64	1.57
Cash and cash equivalents include $1,813 million and $1,655 million held by the Company's foreign subsidiaries at September 30, 2013 and June 30, 2013, respectively. Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences. The Company's principal sources of liquidity are its cash flows provided by operating activities, commercial paper borrowings or borrowings directly from its line of credit. The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, benefit plan funding, dividend payments or share repurchases.
Accounts receivable, net consists primarily of receivables due from customers for sales of product ($1,749 million at September 30, 2013 and $1,841 million at June 30, 2013). Days sales outstanding relating to trade accounts receivable was 50 days at September 30, 2013 and 49 days at June 30, 2013. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.

Inventories increased $88 million (which includes an increase of $19 million from the effect of foreign currency translation) due to an increase in inventory levels across all segments and regions. Days’ supply of inventory was 70 days at September 30, 2013, 62 days at June 30, 2013 and 71 days at September 30, 2012. Days' supply of inventory amount at September 30, 2012 has been revised from amounts previously presented to conform to the current calculation methodology.
Accrued payrolls and other compensation decreased primarily due to the payment of incentive compensation during fiscal 2014 that had been accrued as of June 30, 2013.
Notes payable and long-term debt payable within one year as of September 30, 2013 remained essentially unchanged from the June 30, 2013 amount. The Company from time to time will utilize short-term intercompany loans to repay commercial paper borrowings. At times, the short-term intercompany loans are outstanding at the end of a fiscal quarter.
Shareholders’ equity activity during the first three months of fiscal 2014 included a decrease of approximately $49 million related to share repurchases and an increase of approximately $157 million related to foreign currency translation adjustments.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended September 30,
(dollars in millions)	2013	2012
Cash provided by (used in):
Operating activities	$282.7	$(7.0)
Investing activities	(52.2)	(262.4)
Financing activities	(111.0)	(171.7)
Effect of exchange rates	44.7	38.9
Net increase (decrease) in cash and cash equivalents	$164.2	$(402.2)
Cash flows provided by operating activities in the current-year quarter benefited from an $184 million increase in cash provided by working capital items. Cash flows provided by operating activities for the current-year quarter included $75 million of voluntary cash contributions made to the Company's domestic qualified defined benefit pension plan as compared to $226 million of voluntary cash contributions made in the prior-year quarter. The Company continues to focus on managing its inventory and other working capital requirements.
Cash flows used in investing activities decreased in fiscal 2014 primarily due to the absence of acquisition activity, as well as a decrease in capital expenditures. For the first quarter of fiscal 2014, cash flow from acquisitions reflects the effect of final purchase price adjustments related to prior-year acquisitions.
Cash flows used in financing activities in fiscal 2014 included the repurchase of 0.5 million common shares for $49 million as compared to the repurchase of 1.3 million common shares for $107 million in the fiscal 2013.
The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-shareholders’ equity of no more than 37 percent.

(dollars in millions) Debt to Debt-Shareholders’ Equity Ratio	September 30, 2013	June 30, 2013
Debt	$2,842	$2,830
Debt & Shareholders’ equity	$8,929	$8,568
Ratio	31.8%	33.0%
At September 30, 2013, the Company had a line of credit totaling $2,000 million through a multi-currency revolving credit agreement with a group of banks, of which $667 million was available. The credit agreement expires in October 2017; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which would increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
The Company is currently authorized to sell up to $1,850 million of short-term commercial paper notes. As of September 30, 2013, $1,333 million of commercial paper notes were outstanding and the largest amount of commercial paper notes outstanding during the first quarter of fiscal 2014 was $1,405 million.
The Company’s credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at September 30, 2013, the most restrictive financial covenant provides that the ratio of secured debt to net tangible assets be less than 10 percent. However, the Company currently does not have secured debt in its debt portfolio. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

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

•ability to identify acceptable strategic acquisition targets;

•	uncertainties surrounding timing, successful completion or integration of acquisitions and similar transactions;

•
the determination to undertake business realignment activities and the expected costs thereof and, if undertaken, the ability to complete such activities and realize the anticipated cost savings from such activities;

•ability to realize anticipated benefits from the consolidation of the Climate & Industrial Controls Group;
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
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value. Further information on the fair value of these contracts is provided in Note 11 to the Consolidated Financial Statements. Gains or losses on derivatives that are not hedges are adjusted to fair value through the Consolidated Statement of Income. Gains or losses on derivatives that are hedges are adjusted to fair value through accumulated other comprehensive (loss) in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The translation of the foreign denominated debt that has been designated as a net investment hedge is recorded in accumulated other comprehensive (loss) and remains there until the underlying net investment is sold or substantially liquidated.
The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective.
There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION
PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings. Parker ITR S.r.l. (Parker ITR), a subsidiary acquired on January 31, 2002, has been the subject of a number of lawsuits and regulatory investigations. The lawsuits and investigations relate to allegations that for a period of up to 21 years, the Parker ITR business unit that manufactures and sells marine hose, typically used in oil transfer, conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States and in other jurisdictions. Parker ITR and the Company have cooperated with all of the regulatory authorities investigating the activities of the Parker ITR business unit that manufactures and sells marine hose and continue to cooperate with the investigations that remain ongoing. Several of the investigations and all of the lawsuits have concluded. The following investigations remain pending or recently have been resolved.
Brazilian competition authorities commenced their investigations on November 14, 2007. Parker ITR filed a procedural defense in January 2008. The Brazilian authorities investigated the period from 1999 through May 2007. In June 2011, the Brazilian authorities issued a report and Parker ITR filed a response to that report. On October 23, 2013, the Brazilian authorities and Parker ITR agreed to resolve this matter with Parker ITR agreeing to pay approximately 5.1 million Brazilian reais in exchange for the dismissal of all charges against Parker ITR related to the marine hose investigation in Brazil.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 through July 31, 2013	174,700		$98.88	174,700	13,893,457
August 1, 2013 through August 31, 2013	197,639	(2)	$103.59	166,000	13,727,457
September 1, 2013 through September 30, 2013	141,700		$104.31	141,700	13,585,757
Total:	514,039		$102.19	482,400	13,585,757

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

(2)	Includes 31,639 shares surrendered to the Company by certain executive officers to satisfy tax withholding obligations on restricted stock issued under the Company's Long Term Incentive Awards.

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2013.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended September 30, 2013 and 2012, (ii) Consolidated Statement of Comprehensive Income for the three months ended September 30, 2013 and 2012, (iii) Consolidated Balance Sheet at September 30, 2013 and June 30, 2013, (iv) Consolidated Statement of Cash Flows for the three months ended September 30, 2013 and 2012 and (v) Notes to Consolidated Financial Statements for the three months ended September 30, 2013.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Jon. P. Marten
Jon P. Marten
Executive Vice President - Finance & Administration and Chief Financial Officer

Date: November 4, 2013

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2013.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended September 30, 2013 and 2012, (ii) Consolidated Statement of Comprehensive Income for the three months ended September 30, 2013 and 2012, (iii) Consolidated Balance Sheet at September 30, 2013 and June 30, 2013, (iv) Consolidated Statement of Cash Flows for the three months ended September 30, 2013 and 2012 and (v) Notes to Consolidated Financial Statements for the three months ended September 30, 2013.