Form 10-Q
period 2013-12-31
PARKER HANNIFIN CORP
filed 2014-02-07
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding at December 31, 2013           149,128,841

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net sales	$3,106,006	$3,065,495	$6,332,150	$6,280,430
Cost of sales	2,419,971	2,421,972	4,896,380	4,899,419
Gross profit	686,035	643,523	1,435,770	1,381,011
Selling, general and administrative expenses	398,636	381,100	805,566	762,222
Goodwill and intangible asset impairment	188,870	—	188,870	—
Interest expense	20,851	24,216	41,809	47,725
Other (income), net	(417,638)	(24,422)	(419,881)	(27,623)
Income before income taxes	495,316	262,629	819,406	598,687
Income taxes	241,912	81,515	321,682	177,625
Net income	253,404	181,114	497,724	421,062
Less: Noncontrolling interest in subsidiaries' earnings	116	152	120	359
Net income attributable to common shareholders	$253,288	$180,962	$497,604	$420,703

Earnings per share attributable to common shareholders:
Basic	$1.70	$1.21	$3.34	$2.82
Diluted	$1.66	$1.19	$3.28	$2.77

Cash dividends per common share	$0.45	$0.41	$0.90	$0.82
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net income	$253,404	$181,114	$497,724	$421,062
Less: Noncontrolling interests in subsidiaries' earnings	116	152	120	359
Net income attributable to common shareholders	253,288	180,962	497,604	420,703

Other comprehensive income, net of tax
Foreign currency translation adjustment	22,606	57,090	179,840	159,294
Retirement benefits plan activity	27,129	35,540	54,622	67,840
Realized loss	51	51	102	102
Other comprehensive income	49,786	92,681	234,564	227,236
Less: Other comprehensive income (loss) for noncontrolling interests	34	(1,898)	(115)	(1,524)
Other comprehensive income attributable to common shareholders	49,752	94,579	234,679	228,760
Total comprehensive income attributable to common shareholders	$303,040	$275,541	$732,283	$649,463
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	(Unaudited)
	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,139,522	$1,781,412
Accounts receivable, net	1,861,849	2,062,745
Inventories:
Finished products	559,536	531,897
Work in process	777,668	733,025
Raw materials	111,424	112,483
	1,448,628	1,377,405
Prepaid expenses	169,262	182,669
Deferred income taxes	125,612	126,955
Total current assets	5,744,873	5,531,186
Plant and equipment	5,112,194	4,999,301
Less accumulated depreciation	3,291,882	3,191,061
	1,820,312	1,808,240
Other assets	916,505	687,458
Intangible assets, net	1,220,547	1,290,499
Goodwill	3,161,699	3,223,515
Total assets	$12,863,936	$12,540,898
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$1,217,292	$1,333,826
Accounts payable, trade	1,074,512	1,156,002
Accrued payrolls and other compensation	326,613	426,996
Accrued domestic and foreign taxes	172,204	136,079
Other accrued liabilities	512,482	467,300
Total current liabilities	3,303,103	3,520,203
Long-term debt	1,507,019	1,495,960
Pensions and other postretirement benefits	1,303,527	1,372,437
Deferred income taxes	112,561	102,920
Other liabilities	339,440	307,897
Total liabilities	6,565,650	6,799,417
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at December 31 and June 30	90,523	90,523
Additional capital	618,825	608,752
Retained earnings	8,779,454	8,421,270
Accumulated other comprehensive (loss)	(873,154)	(1,107,833)
Treasury shares, at cost; 31,917,287 shares at December 31 and 31,757,604 shares at June 30	(2,320,422)	(2,274,286)
Total shareholders’ equity	6,295,226	5,738,426
Noncontrolling interests	3,060	3,055
Total equity	6,298,286	5,741,481
Total liabilities and equity	$12,863,936	$12,540,898
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2013		2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$497,724		$421,062
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	108,535		106,281
Amortization	61,555		57,546
Share incentive plan compensation	75,370		46,527
Deferred income taxes	42,131		26,714
Foreign currency transaction loss	4,451		10,027
Loss (gain) on sale of plant and equipment	606		(1,828)
Gain on sale of businesses	—		(12,708)
Goodwill and intangible asset impairment	188,870		—
Net gain on deconsolidation	(412,612)		—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	222,827		282,950
Inventories	(86,684)		(13,429)
Prepaid expenses	18,457		(13,950)
Other assets	(39,594)		(20,667)
Accounts payable, trade	(82,302)		(166,909)
Accrued payrolls and other compensation	(104,977)		(144,204)
Accrued domestic and foreign taxes	33,730		(68,297)
Other accrued liabilities	(105)		(54,954)
Pensions and other postretirement benefits	86		(110,366)
Other liabilities	12,041		3,543
Net cash provided by operating activities	540,109		347,338
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $33,160 in 2012)	728		(621,716)
Capital expenditures	(111,847)		(140,221)
Proceeds from sale of plant and equipment	8,790		14,173
Proceeds from sale of businesses	—		68,569
Net proceeds from deconsolidation	202,498	—	—
Other	(728)		(7,765)
Net cash provided by (used in) investing activities	99,441		(686,960)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	4,701		18,561
Payments for common shares	(103,707)		(157,990)
Tax benefit from share incentive plan compensation	17,222		38,269
Acquisition of noncontrolling interests	—		(1,072)
(Payments for) proceeds from notes payable, net	(115,532)		270,281
Proceeds from long-term borrowings	141		3,585
Payments for long-term borrowings	(1,443)		(105,154)
Dividends	(134,718)		(123,328)
Net cash (used in) financing activities	(333,336)		(56,848)
Effect of exchange rate changes on cash	51,896		55,788
Net increase (decrease) in cash and cash equivalents	358,110		(340,682)
Cash and cash equivalents at beginning of year	1,781,412		838,317
Cash and cash equivalents at end of period	$2,139,522		$497,635
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net sales
Diversified Industrial:
North America	$1,325,402	$1,317,380	$2,713,277	$2,742,659
International	1,276,851	1,219,459	2,547,646	2,468,032
Aerospace Systems	503,753	528,656	1,071,227	1,069,739
Total	$3,106,006	$3,065,495	$6,332,150	$6,280,430
Segment operating income
Diversified Industrial:
North America	$200,628	$190,431	$434,826	$434,506
International	134,198	125,047	307,608	281,645
Aerospace Systems	45,034	52,172	102,332	114,070
Total segment operating income	379,860	367,650	844,766	830,221
Corporate general and administrative expenses	46,819	45,401	94,029	85,168
Income before interest expense and other expense	333,041	322,249	750,737	745,053
Interest expense	20,851	24,216	41,809	47,725
Other (income) expense	(183,126)	35,404	(110,478)	98,641
Income before income taxes	$495,316	$262,629	$819,406	$598,687

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2013, the results of operations for the six months ended December 31, 2013 and 2012 and cash flows for the six months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2013 Annual Report on Form 10-K and previously filed fiscal 2014 Form 10-Qs. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. No subsequent events have occurred that required either adjustment to or disclosure in these financial statements.

2. Product warranty
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of December 31, 2013 and June 30, 2013 is immaterial to the financial position of the Company and the change in the accrual for the current-year quarter and first six months of fiscal 2014 is immaterial to the Company’s results of operations and cash flows.

3. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended December 31, 2013 and 2012.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Numerator:
Net income attributable to common shareholders	$253,288	$180,962	$497,604	$420,703
Denominator:
Basic - weighted average common shares	149,153,599	149,001,273	149,195,452	149,143,561
Increase in weighted average common shares from dilutive effect of equity-based awards	2,997,425	3,197,431	2,547,937	2,874,464
Diluted - weighted average common shares, assuming exercise of equity-based awards	152,151,024	152,198,704	151,743,389	152,018,025
Basic earnings per share	$1.70	$1.21	$3.34	$2.82
Diluted earnings per share	$1.66	$1.19	$3.28	$2.77
For the three months ended December 31, 2013 and 2012, 350,129 and 1,079,590 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended December 31, 2013 and 2012, 1,188,562 and 917,305 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

4. Share repurchase program
The Company has a program to repurchase its common shares. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows and commercial paper borrowings, and the shares are initially held as treasury stock. During the three-month period ended December 31, 2013, the Company repurchased 441,585 shares at an average price, including commissions, of $114.90 per share. Fiscal year-to-date, the Company repurchased 923,985 shares at an average price, including commissions, of $108.23 per share.

5. Accounts receivable, net
The accounts receivable, net caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2013	June 30, 2013
Accounts receivable, trade	$1,639,441	$1,855,644
Allowance for doubtful accounts	(13,659)	(14,824)
Non-trade accounts receivable	118,391	110,394
Notes receivable	117,676	111,531
Total	$1,861,849	$2,062,745
Accounts receivable, trade are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor.

6. Business realignment charges
The Company incurred business realignment charges in fiscal 2014 and fiscal 2013.
Business realignment charges by business segment are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Diversified Industrial	$13,215	$2,766	$23,838	$5,505
Aerospace Systems	—	—	626	—

Work force reductions in connection with such business realignment charges by business segment are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Diversified Industrial	312	196	582	348
Aerospace Systems	—	—	27	—
The charges primarily consist of severance costs related to plant closures as well as general work force reductions implemented by various operating units throughout the world. In addition, $257 and $1,331 of fixed asset write-downs were recognized in connection with plant closures in the Diversified Industrial Segment and are reflected in the other (income) expense caption in the Business Segment Information for the three and six months ended December 31, 2013, respectively. During the three months ended December 31, 2012, $1,918 of severance costs for 98 people were recognized in connection with the divestiture of the Turkey refrigeration components business and are reflected in the other (income) expense caption in the Business Segment Information. The Company believes the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.

6. Business realignment charges, cont'd
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Cost of sales	$9,051	$2,098	$15,244	$4,104
Selling, general and administrative expenses	4,164	668	9,220	1,401
Other (income), net	257	1,918	1,331	1,918
As of December 31, 2013, approximately $8.8 million in severance payments have been made relating to charges incurred during fiscal 2014, with the majority of the remaining payments expected to be made by December 31, 2014. All required severance payments have been made relating to charges incurred in fiscal 2013. Additional charges may be recognized in future periods related to the realignment actions described above, the timing and amount of which are not known at this time.

7. Equity
Changes in equity for the three months ended December 31, 2013 and 2012 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at September 30, 2013	$6,086,861	$2,910	$6,089,771
Net income	253,288	116	253,404
Other comprehensive income	49,752	34	49,786
Dividends paid	(67,330)	—	(67,330)
Stock incentive plan activity	23,395	—	23,395
Shares purchased at cost	(50,740)	—	(50,740)
Balance at December 31, 2013	$6,295,226	$3,060	$6,298,286

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at September 30, 2012	$5,141,124	$10,890	$5,152,014
Net income	180,962	152	181,114
Other comprehensive income (loss)	94,579	(1,898)	92,681
Dividends paid	(61,236)	(727)	(61,963)
Stock incentive plan activity	17,057	—	17,057
Acquisition activity	3,231	(5,145)	(1,914)
Shares purchased at cost	(50,000)	—	(50,000)
Balance at December 31, 2012	$5,325,717	$3,272	$5,328,989

7. Equity, cont'd

Changes in equity for the six months ended December 31, 2013 and 2012 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2013	$5,738,426	$3,055	$5,741,481
Net income	497,604	120	497,724
Other comprehensive income (loss)	234,679	(115)	234,564
Dividends paid	(134,718)	—	(134,718)
Stock incentive plan activity	59,235	—	59,235
Shares purchased at cost	(100,000)	—	(100,000)
Balance at December 31, 2013	$6,295,226	$3,060	$6,298,286

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2012	$4,896,515	$9,215	$4,905,730
Net income	420,703	359	421,062
Other comprehensive income (loss)	228,760	(1,524)	227,236
Dividends paid	(122,601)	(727)	(123,328)
Stock incentive plan activity	56,286	—	56,286
Acquisition activity	3,231	(4,051)	(820)
Shares purchased at cost	(157,177)	—	(157,177)
Balance at December 31, 2012	$5,325,717	$3,272	$5,328,989

As of July 1, 2013, the Company adopted the provisions of FASB Accounting Standards Update No. 2013-02, "Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income." As a result of this adoption, the Company has presented the significant items reclassified to net income in their entirety during the period in the table below.

Changes in accumulated other comprehensive (loss) in shareholder's equity by component:

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Other	Total
Balance at June 30, 2013	$(68,328)	$(1,039,072)	$(433)	$(1,107,833)
Other comprehensive income before reclassifications	179,955			179,955
Amounts reclassified from accumulated other comprehensive (loss)		54,622	102	54,724
Balance at December 31, 2013	$111,627	$(984,450)	$(331)	$(873,154)

7. Equity, cont'd

Reclassifications out of accumulated other comprehensive (loss) in shareholder's equity:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Six Months Ended
	December 31, 2013	December 31, 2013
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(2,183)	$(5,852)	See Note 9
Recognized actuarial loss	(40,611)	(80,379)	See Note 9
Total before tax	(42,794)	(86,231)
Tax benefit	15,665	31,609	Income taxes
Net of tax	$(27,129)	$(54,622)

Other
Realized loss on cash flow hedges	$(76)	$(152)	Interest expense
Tax benefit	25	50	Income taxes
Net of tax	$(51)	$(102)

8. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the six months ended December 31, 2013 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2013	$3,125,175	$98,340	$3,223,515
Acquisitions	617	—	617
Impairment	(140,334)	—	(140,334)
Foreign currency translation and other	77,539	362	77,901
Balance at December 31, 2013	$3,062,997	$98,702	$3,161,699
Acquisitions primarily represent purchase price adjustments made subsequent to the applicable acquisition dates. The Company’s previously reported results of operations and financial position would not be materially different had the goodwill adjustments recorded during the first six months of fiscal 2014 been reflected in the same reporting period in which the initial purchase price allocations for those acquisitions were made.
During the second quarter of fiscal 2014, the Company made a decision to restructure and change the strategic direction of its Worldwide Energy Products Division (EPD). The Company calculated the fair value of EPD using assumptions reflecting the Company's updated strategic direction for this reporting unit, the results of which indicated that the carrying value of EPD exceeded its fair value. As a result, the Company estimated the implied fair value of EPD's goodwill, which resulted in a non-cash impairment charge of $140.3 million. The impairment charge is reflected in the goodwill and intangible asset impairment caption in the Consolidated Statement of Income and in the other (income) expense caption in the Business Segment Information. The fair value of EPD was calculated using both a discounted cash flow analysis and estimated fair market values of comparable businesses with each valuation method having equal weight. Fair value calculated using a discounted cash flow analysis is classified within level 3 of the fair value hierarchy and requires several assumptions including a risk-adjusted interest rate and future sales and operating margin levels.

8. Goodwill and intangible assets, cont'd
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	December 31, 2013		June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$144,653	$82,448	$141,160	$75,175
Trademarks	389,491	164,252	386,619	148,319
Customer lists and other	1,470,072	536,969	1,468,243	482,029
Total	$2,004,216	$783,669	$1,996,022	$705,523
Total intangible amortization expense for the six months ended December 31, 2013 was $60,029. The estimated amortization expense for the five years ending June 30, 2014 through 2018 is $116,067, $109,451, $106,668, $101,895, and $98,632, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. In connection with the goodwill impairment review of EPD discussed above, the Company determined that certain intangible assets of EPD, primarily trademarks and customer lists, were impaired resulting in a non-cash impairment charge of $43.7 million being recognized in the second quarter of fiscal 2014. The impairment charge is reflected in the goodwill and intangible asset impairment caption in the Consolidated Statement of Income and in the other (income) expense caption in the Business Segment Information. The fair value of EPD's intangible assets were determined using an income approach for the individual intangible assets. Fair value calculated using an income approach is classified within level 3 of the fair value hierarchy and requires several assumptions including future sales and operating margins expected to be generated from the use of the individual intangible asset.

9. Retirement benefits
Net pension benefit cost recognized included the following components:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Service cost	$22,457	$26,683	$49,686	$55,017
Interest cost	47,465	44,920	95,009	87,993
Expected return on plan assets	(56,574)	(55,778)	(112,962)	(105,416)
Amortization of prior service cost	2,204	3,740	5,894	7,228
Amortization of net actuarial loss	40,261	52,565	79,679	100,148
Amortization of initial net obligation	5	6	10	12
Net pension benefit cost	$55,818	$72,136	$117,316	$144,982
Net postretirement benefit cost recognized included the following components:

	Three Months Ended		Six Months Ended
	December 31,		December 31, 2013
	2013	2012	2013	2012
Service cost	$206	$182	$412	$364
Interest cost	709	870	1,418	1,740
Amortization of prior service benefit	(26)	(12)	(52)	(23)
Amortization of net actuarial loss	350	128	700	256
Net postretirement benefit cost	$1,239	$1,168	$2,478	$2,337

10. Income taxes
The effective tax rate for the current-year quarter and first six months of fiscal 2014 was higher than the comparable prior-year periods primarily due to current period discrete tax costs related to a non-deductible goodwill and intangible asset impairment charge and the joint venture with GE Aviation.
As of December 31, 2013, the Company had gross unrecognized tax benefits of $113,208. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $69,722. If recognized, a significant portion of the gross unrecognized tax benefits would be offset against an asset currently recorded in the Consolidated Balance Sheet. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, is $5,710.
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

	December 31, 2013	June 30, 2013
Carrying value of long-term debt (excluding capital leases)	$1,508,126	$1,498,025
Estimated fair value of long-term debt (excluding capital leases)	1,655,299	1,654,886
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

The following summarizes the location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet as of December 31, 2013 and June 30, 2013:

	Balance Sheet Caption	December 31, 2013	June 30, 2013
Net investment hedges
Cross-currency swap contracts	Other liabilities	$41,033	$22,438
Cash flow hedges
Costless collar contracts	Accounts receivable, net	8,229	1,422
Forward exchange contracts	Accounts receivable, net	(586)	41
Costless collar contracts	Other accrued liabilities	764	953

The cross-currency swap and costless collar contracts are reflected on a gross basis in the Consolidated Balance Sheet. The presentation of forward contracts is on a net basis, the effect of which is immaterial to the Consolidated Balance Sheet. The Company has not entered into any master netting arrangements.

The fair values at December 31, 2013 and June 30, 2013 are classified within level 2 of the fair value hierarchy. There are no other financial assets or financial liabilities that are marked to market on a recurring basis. Fair values are transferred between levels of the fair value hierarchy when facts and circumstances indicate that a change in the method of estimating the fair value of a financial asset or financial liability is warranted.
Gains or losses on derivatives that are not hedges are adjusted to fair value through the cost of sales caption in the Consolidated Statement of Income. Gains or losses on derivatives that are hedges are adjusted to fair value through accumulated other comprehensive (loss) in the Consolidated Balance Sheet until the hedged item is recognized in earnings.

11. Financial instruments and fair value measurement, cont'd
The cross-currency swap contracts have been designated as hedging instruments. The costless collar contracts and forward exchange contracts have not been designated as hedging instruments and are considered to be economic hedges of forecasted transactions.
Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Forward exchange contracts	$(595)	$(1,302)	$(624)	$(4,564)
Costless collar contracts	3,729	917	6,720	3,172
Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Cross-currency swap contracts	$(4,852)	$(9,632)	$(11,488)	$(12,163)
Foreign denominated debt	(296)	642	(6,882)	(2,856)
There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor was any portion of these financial instruments excluded from the effectiveness testing, during the six months ended December 31, 2013 and 2012.

12. Deconsolidation of subsidiary and divestitures

Deconsolidation of subsidiary - During the second quarter of fiscal 2014, the Company and GE Aviation, a non-related party, finalized a joint venture in which the Company sold a 50 percent equity interest in one of its wholly-owned subsidiaries. The sale of the 50 percent equity interest in the wholly-owned subsidiary resulted in a loss of control of the subsidiary, and therefore it was deconsolidated from the Company's financial statements during the second quarter of fiscal 2014. The Company will account for its equity interest in the joint venture with GE Aviation using the equity method of accounting.

The Company recognized a pre-tax gain of approximately $413 million on the deconsolidation, measured as the fair value of the consideration received for the 50 percent equity interest in the former subsidiary and the fair value of the retained investment less the carrying amount of the former subsidiary's net assets. Approximately $186 million of the pre-tax gain is attributable to the remeasurement of the retained investment in the former subsidiary to its current fair value. The gain is reflected in the other (income), net caption in the Consolidated Statement of Income and the other (income) expense caption in the Business Segment Information for the three and six months ended December 31, 2013.

The fair value of the retained investment in the joint venture with GE Aviation was determined using both a market and income approach. Cash consideration paid was the primary input used for the market approach. The fair value calculated using an income approach required several assumptions including future projected cash flows discounted using a rate approximating the cost of capital of the joint venture and is classified within level 3 of the fair value hierarchy.

Divestitures - During the second quarter of fiscal 2013, the Company completed the divestiture of the automotive businesses of the Mobile Climate Systems division. Also during the second quarter of fiscal 2013, the Company entered into an agreement to divest its Turkey refrigeration components business and wrote down the net assets of this business to their net realizable value as the transaction was expected to result in a loss upon completion. Under the segment structure effective July 1, 2013, both of these businesses would have been part of the Diversified Industrial Segment. The Company recorded a net pre-tax gain in the second quarter of fiscal 2013 of approximately $17 million related to the divestitures. The gain is reflected in the other (income), net caption in the Consolidated Statement of Income and the other (income) expense caption in the Business Segment Information for the three and six months ended December 31, 2012.

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013
AND COMPARABLE PERIOD ENDED DECEMBER 31, 2012
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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	December 31, 2013	September 30, 2013	June 30, 2013
United States	57.0	56.2	50.9
Eurozone countries	52.7	51.1	48.8
China	50.5	50.2	48.2
Global aircraft miles flown have increased approximately six percent from the comparable fiscal 2013 level and global revenue passenger miles have increased approximately four percent from the comparable fiscal 2013 level. The Company anticipates that U.S. Department of Defense spending with regard to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2014 will be approximately one percent lower than the comparable fiscal 2013 level.
Housing starts in December 2013 were approximately two percent higher than housing starts in December 2012 and were approximately 19 percent higher than housing starts in June 2013.
The Company remains focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company has been able to borrow funds at affordable interest rates and had a debt to debt-shareholders’ equity ratio of 30.2 percent at December 31, 2013 compared to 31.8 percent at September 30, 2013 and 33.0 percent at June 30, 2013. Net of cash and cash equivalents, the debt to debt-shareholders' equity ratio was 8.5 percent at December 31, 2013 compared to 12.8 percent at September 30, 2013 and 15.4 percent at June 30, 2013.
The Company believes many opportunities for profitable growth are available. The Company intends to focus primarily on business opportunities in the areas of energy, water, food, environment, defense, life sciences, infrastructure and transportation.

The Company believes it can meet its strategic objectives by:

•	Serving the customer and continuously enhancing its experience with the Company;

•	Successfully executing its Win Strategy initiatives relating to premier customer service, financial performance and profitable growth;

•	Maintaining its decentralized division and sales company structure;

•	Fostering an entrepreneurial culture;

•	Engineering innovative systems and products to provide superior customer value through improved service, efficiency and productivity;

•	Delivering products, systems and services that have demonstrable savings to customers and are priced by the value they deliver;

•	Acquiring strategic businesses;

•	Organizing around targeted regions, technologies and markets;

•	Driving efficiency by implementing lean enterprise principles; and

•	Creating a culture of empowerment through its values, inclusion and diversity, accountability and teamwork.
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
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2013	2012	2013	2012
Net sales	$3,106.0	$3,065.5	$6,332.2	$6,280.4
Gross profit	$686.0	$643.5	$1,435.8	$1,381.0
Gross profit margin	22.1%	21.0%	22.7%	22.0%
Selling, general and administrative expenses	$398.6	$381.1	$805.6	$762.2
Selling, general and administrative expenses, as a percent of sales	12.8%	12.4%	12.7%	12.1%
Goodwill and intangible asset impairment	$188.9	$—	$188.9	$—
Interest expense	20.9	24.2	41.8	47.7
Other (income), net	$(417.6)	$(24.4)	$(419.9)	$(27.6)
Effective tax rate	48.8%	31.0%	39.3%	29.7%
Net income	$253.4	$181.1	$497.7	$421.1
Net income, as a percent of sales	8.2%	5.9%	7.9%	6.7%

Net sales for the current-year quarter increased from the comparable prior-year quarter primarily due to higher volume experienced in the Diversified Industrial International businesses more than offsetting lower volume experienced in the Aerospace Systems Segment. Net sales for the first six months of fiscal 2014 increased from the comparable prior-year period primarily due to higher volume in the Diversified Industrial International businesses more than offsetting lower volume experienced in the Diversified Industrial North American businesses. Acquisitions made in the last 12 months contributed approximately $9 million and $69 million in sales in the current-year quarter and first six months of fiscal 2014, respectively. The effect of currency rate changes decreased net sales by approximately $23 million in the current-year quarter and $26 million for the first six months of fiscal 2014.
Gross profit margin increased in the current-year quarter and first six months of fiscal 2014 primarily due to the higher volume in the Diversified Industrial International businesses and lower pension costs in both the Diversified Industrial and Aerospace Systems Segments, partially offset by higher product support costs and an unfavorable product mix in the Aerospace Systems Segment. Gross profit margin for the current-year quarter was positively impacted by a favorable product mix in the Diversified Industrial International businesses. Pension cost included in cost of sales for the current-year quarter and prior-year quarter were $40.4 million and $52.2 million, respectively, and $85.1 million and $103.6 million for the first six months of fiscal 2014 and fiscal 2013, respectively. The lower pension cost in the current-year quarter and first six months of fiscal 2014 primarily results from a lower amount of actuarial losses, primarily related to domestic defined benefit plans. Included in cost of sales for the current-year quarter and prior-year quarter are business realignment charges of $9.1 million and $2.1 million, respectively and $15.2 million and $4.1 million for the first six months of fiscal 2014 and fiscal 2013, respectively.
Selling, general and administrative expenses increased for the current-year quarter and first six months of fiscal 2014 primarily due to higher expenses associated with the Company’s incentive compensation programs and higher research and development costs. Selling, general and administrative expenses for the first six months of fiscal 2014 also included higher charitable contributions. Pension cost included in selling, general and administrative expenses for the current-year quarter and prior-year quarter was $15.4 million and $20.3 million, respectively, and $32.2 million and $40.3 million for the first six months of fiscal 2014 and fiscal 2013, respectively. The lower pension cost in the current-year quarter and first six months of fiscal 2014 primarily results from a lower amount of actuarial losses, primarily related to domestic defined benefit plans. Business realignment charges included in selling, general and administrative expenses were $4.1 million and $0.7 million for the current-year quarter and prior-year quarter, respectively and $9.2 million and $1.4 million for the first six months of fiscal 2014 and fiscal 2013, respectively.
Goodwill and intangible asset impairment relates to the Worldwide Energy Products Division. Refer to Note 8 to the Consolidated Financial Statements for further discussion.
Other (income), net in the current-year quarter and first six months of fiscal 2014 includes a gain of approximately $413 million related to the deconsolidation of a subsidiary. Other (income), net for the prior-year quarter and first six months of fiscal 2013 includes a net gain of approximately $17 million related to the divestiture of the automotive businesses of the Mobile Climate Systems division and the Turkey refrigeration components business. Refer to Note 12 to the Consolidated Financial Statements for further discussion.
Interest expense for the current-year quarter and first six months of fiscal 2014 decreased from the comparable prior-year periods primarily due to a lower average interest rate in the debt portfolio in the current-year, including lower average borrowing rates on commercial paper borrowings, more than offsetting the effect of higher weighted-average borrowings.
Effective tax rate for the current-year quarter and first six months of fiscal 2014 was higher than the comparable prior-year periods primarily due to current period discrete tax costs related to a non-deductible goodwill and intangible asset impairment charge and the joint venture with GE Aviation. The Company expects the effective tax rate for fiscal 2014 will be approximately 34 percent.
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

Diversified Industrial Segment

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2013	2012	2013	2012
Net sales
North America	$1,325.4	$1,317.4	$2,713.3	$2,742.7
International	1,276.9	1,219.5	2,547.6	2,468.0
Operating income
North America	200.6	190.4	434.8	434.5
International	$134.2	$125.0	$307.6	$281.6
Operating margin
North America	15.1%	14.5%	16.0%	15.8%
International	10.5%	10.3%	12.1%	11.4%
Backlog	$1,802.6	$1,835.7	$1,802.6	$1,835.7
`

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period compared to the comparable prior-year period:

	Period ending December 31,
	Three Months	Six Months
Diversified Industrial North America – as reported	0.6%	(1.0)%
Acquisitions	0.6%	1.8%
Currency	(0.4)%	(0.3)%
Diversified Industrial North America – without acquisitions and currency	0.4%	(2.5)%

Diversified Industrial International – as reported	4.7%	3.3%
Acquisitions	—%	0.9%
Currency	(1.5)%	(0.7)%
Diversified Industrial International – without acquisitions and currency	6.2%	3.1%

Total Diversified Industrial Segment – as reported	2.6%	1.0%
Acquisitions	0.3%	1.3%
Currency	(0.9)%	(0.5)%
Total Diversified Industrial Segment – without acquisitions and currency	3.2%	0.2%
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
Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial North American sales for the current-year quarter were relatively flat as compared to the prior-year quarter primarily due to higher demand from distributors as well as end-user demand in the construction equipment, agriculture, land-based oil and gas and heavy-duty truck markets being offset by lower demand in the mining, machine tool and refrigeration and air conditioning markets. Diversified Industrial North American sales for the first six months of fiscal 2014 were lower primarily as a result of lower demand from distributors as well as from end-users in the construction equipment, agriculture, heavy-duty truck, land-based oil and gas, mining and machine tool markets. The increase in Diversified Industrial International sales for the current-year quarter and first six months of fiscal 2014 is primarily due to higher end-user demand experienced in all regions, with both Europe and Asia Pacific each accounting for approximately 40 percent of the increase in the current-year quarter and Europe accounting for approximately 50 percent and Asia Pacific accounting for approximately 30 percent of the increase for the first six months of fiscal 2014. The absence of sales from divested businesses was also a contributing factor to the sales fluctuation for the first six months of fiscal 2014 in both the Diversified Industrial North American and Diversified Industrial International businesses.
The increase in operating margins in the Diversified Industrial North American businesses for the current-year quarter and first six months of fiscal 2014 was primarily due to the effect a favorable product mix and lower raw material prices. The increase in operating margins in the Diversified Industrial International businesses for the current-year quarter and first six months of fiscal 2014 was primarily due to the higher sales volume, resulting in manufacturing efficiencies, a favorable product mix and lower raw material prices.

The following business realignment expenses are included in Diversified Industrial North America and Diversified Industrial International operating income:

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in thousands)	2013	2012	2013	2012
Diversified Industrial North America	$346	$248	$1,651	$463
Diversified Industrial International	12,869	2,518	22,187	5,042

The business realignment charges consist primarily of severance costs resulting from plant closures as well as general reductions in work force. The Company does not anticipate that cost savings realized from the work force reduction measures taken during the first six months of fiscal 2014 in the Diversified Industrial North American businesses will have a material impact on future operating income and anticipates that cost savings realized from work force reduction measures taken in the Diversified Industrial International businesses will positively impact operating income by approximately two percent in fiscal 2014 and four percent in fiscal 2015. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Diversified Industrial Segment. Such actions are expected to result in approximately $75 million in additional business realignment charges in the remainder of fiscal 2014, the timing of which has not been finalized.
The decrease in backlog from the prior-year quarter was primarily due to shipments exceeding order rates in Europe. Backlog remained relatively unchanged from the June 30, 2013 amount of $1,802.9 million primarily due to the impact of order rates exceeding shipments in the North American businesses and Europe being offset by the impact of shipments exceeding order rates in the Asia Pacific region and Latin America. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. The Company anticipates Diversified Industrial North American sales and Diversified Industrial International sales for fiscal 2014 will both increase by approximately two percent from their fiscal 2013 level. Diversified Industrial North American operating margins in fiscal 2014 are expected to be approximately 16.5 percent and Diversified Industrial International operating margins are expected to be approximately 11.7 percent.
Aerospace Systems Segment

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2013	2012	2013	2012
Net sales	$503.8	$528.7	$1,071.2	$1,069.7
Operating income	$45.0	$52.2	$102.3	$114.1
Operating margin	8.9%	9.9%	9.6%	10.7%
Backlog	$1,828.7	$1,931.9	$1,828.7	$1,931.9
The decrease in net sales in the Aerospace Systems Segment for the current-year quarter was primarily due to lower volume in the military original equipment manufacturer (OEM) and aftermarket businesses partially offset by higher volume in the commercial OEM and aftermarket businesses. Sales for the first six months of fiscal 2014 increased slightly as an increase in volume in the commercial OEM businesses was almost entirely offset by lower volume in the military OEM and commercial and military aftermarket businesses. Sales in the current-year quarter and first six months of fiscal 2014 were adversely effected by the absence of sales from the deconsolidated subsidiary whose sales are now reported by the joint venture with GE Aviation. The lower margins in the current-year quarter and first six months of fiscal 2014 were primarily due to the impact of the joint venture with GE Aviation, an unfavorable product mix and higher product support costs. Margins in the current-year quarter benefited from lower product development costs and favorable contract pricing adjustments.
The decrease in backlog from the prior-year quarter and June 30, 2013 amount of $1,936.2 million was primarily due to the backlog of the subsidiary that was deconsolidated and is now part of the joint venture with GE Aviation no longer being included in Aerospace Systems backlog. Order rates exceeding shipments in the commercial and military OEM and aftermarket businesses partially offset the decrease in backlog from June 30, 2013. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. For fiscal 2014, sales are expected to decrease by approximately two percent from the fiscal 2013 level and operating margins are expected to be approximately 11.6 percent. The decrease in sales is primarily attributable to sales generated from the deconsolidated subsidiary no longer being recorded by the Aerospace Systems Segment as a result of the joint venture with GE Aviation. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.

Corporate general and administrative expenses
Corporate general and administrative expenses were $46.8 million in the current-year quarter compared to $45.4 million in the comparable prior-year quarter and were $94.0 million for the first six months of fiscal 2014 compared to $85.2 million for the first six months of fiscal 2013. As a percent of sales, corporate general and administrative expenses for both the current-year quarter and prior-year quarter was 1.5 percent and increased to 1.5 percent in the first six months of 2014 from 1.4 percent in the first six months of 2013. The higher expense in the current-year quarter is primarily due to higher compensation costs and research and development expenses, partially offset by lower professional services fees. The higher expense in the first six months of fiscal 2014 is primarily due to higher compensation costs, research and development expenses and charitable contributions.

Other (income) expense (in the Results By Business Segment) included the following:

(dollars in millions)	Three Months Ended, December 31,		Six Months Ended, December 31,
Expense (income)	2013	2012	2013	2012
Foreign currency transaction	$2.4	$10.0	$4.5	$10.7
Stock-based compensation	13.7	8.0	51.3	31.5
Pensions	26.7	34.4	54.9	69.8
Divestitures and asset sales and writedowns	(414.0)	(15.0)	(412.0)	(16.2)
Goodwill and intangible asset impairment	188.9	—	188.9	—
Other items, net	(0.8)	(2.0)	1.9	2.8
	$(183.1)	$35.4	$(110.5)	$98.6
The increase in stock-based compensation expense in the current-year quarter and first six months of fiscal 2014 primarily resulted from a higher stock price used in the calculation of the fair value of the stock awards on the date of grant. The decrease in pension expense in the current-year quarter and first six months of fiscal 2014 primarily resulted from a lower amount of actuarial losses, primarily related to domestic defined benefit plans, recognized in the current-year quarter and first six months of fiscal 2014. Included in divestitures and asset sales and writedowns for the three and six months ended December 31, 2013 is a gain of approximately $413 million resulting from the deconsolidation of a subsidiary. Included in divestiture and asset sales and writedowns for the three and six months ended December 31, 2012 is a net gain of approximately $17 million resulting from divestitures. Refer to Note 12 to the Consolidated Financial Statements for further discussion. Refer to Note 8 to the Consolidated Financial Statements for further discussion of the goodwill and intangible asset impairment.
CONSOLIDATED BALANCE SHEET

(dollars in millions)	December 31, 2013	June 30, 2013
Cash and cash equivalents	$2,139.5	$1,781.4
Accounts receivable, net	1,861.8	2,062.7
Inventories	1,448.6	1,377.4
Other assets	916.5	687.5
Intangible assets, net	1,220.5	1,290.5
Goodwill	3,161.7	3,223.5
Accrued payrolls and other compensation	326.6	427.0
Notes payable and long-term debt payable within one year	1,217.3	1,333.8
Shareholders’ equity	6,295.2	5,738.4
Working capital	$2,441.8	$2,011.0
Current ratio	1.74	1.57

Cash and cash equivalents include $1,863 million and $1,655 million held by the Company's foreign subsidiaries at December 31, 2013 and June 30, 2013, respectively. Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences. The Company's principal sources of liquidity are its cash flows provided by operating activities, commercial paper borrowings or borrowings directly from its line of credit. The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, benefit plan funding, dividend payments or share repurchases.
Accounts receivable, net consists primarily of receivables due from customers for sales of product ($1,626 million at December 31, 2013 and $1,841 million at June 30, 2013). Days sales outstanding relating to trade accounts receivable was 49 days at both December 31, 2013 and June 30, 2013. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.
Inventories increased $71 million (which includes an increase of $19 million from the effect of foreign currency translation and a decrease of $34 million related to the deconsolidation of a subsidiary). A majority of the $71 million increase occurred within the Diversified Industrial Segment, with approximately two-thirds of the increase occurring in the Diversified Industrial International businesses. Days' supply of inventory was 72 days at December 31, 2013, 62 days at June 30, 2013 and 75 days at December 31, 2012. Days' supply of inventory amount at December 31, 2012 has been revised from amounts previously presented to conform to the current calculation methodology.
Other assets at December 31, 2013 includes the fair value of the Company's equity investment in the joint venture with GE Aviation. See Note 12 to the Consolidated Financial Statements for further discussion.
Intangible assets, net and goodwill decreased from the June 30, 2013 amounts primarily due to impairment charges of approximately $44 million and $140 million, respectively, recognized in the current-year quarter. See Note 8 to the Consolidated Financial Statements for further discussion.
Accrued payrolls and other compensation decreased primarily due to the payment of incentive compensation during fiscal 2014 that had been accrued as of June 30, 2013.
Notes payable and long-term debt payable within one year as of December 31, 2013 decreased from the June 30, 2013 amount due to a $115 million decrease in commercial paper outstanding. The Company from time to time will utilize short-term intercompany loans to repay commercial paper borrowings. At times, the short-term intercompany loans are outstanding at the end of a fiscal quarter.
Shareholders’ equity activity during the first six months of fiscal 2014 included a decrease of approximately $100 million related to share repurchases and an increase of approximately $180 million related to foreign currency translation adjustments.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended December 31,
(dollars in millions)	2013	2012
Cash provided by (used in):
Operating activities	$540.1	$347.3
Investing activities	99.4	(687.0)
Financing activities	(333.3)	(56.8)
Effect of exchange rates	51.9	55.8
Net increase (decrease) in cash and cash equivalents	$358.1	$(340.7)
Cash flows provided by operating activities in the current-year benefited from a $180 million increase in cash provided by working capital items, partially offset by an $87 million decrease in net income after consideration of non-cash items, including a $189 million impairment charge and a $413 million gain on the deconsolidation of a subsidiary. See Note 8 and Note 12 to the Consolidated Financial Statements for further discussion of the impairment charge and gain on deconsolidation, respectively. Cash flows provided by operating activities for the first six months of fiscal 2014 included $75 million of voluntary cash contributions made to the Company's domestic qualified defined benefit pension plan as compared to $226 million of voluntary cash contributions made in the comparable prior-year period. The Company continues to focus on managing its inventory and other working capital requirements.

Cash flows provided by investing activities increased in fiscal 2014 primarily due to the absence of acquisition activity, proceeds from the sale of a 50 percent equity interest in a subsidiary (refer to Note 12 to the Consolidated Financial Statements for further discussion) and a decrease in capital expenditures. For the first six months of fiscal 2014, cash flow from acquisitions includes the effect of final purchase price adjustments related to prior-year acquisitions.
Cash flows used in financing activities increased for the first six months of fiscal 2014 as compared to the first six months of fiscal 2013 primarily due to a lower level of borrowings required to support acquisition activity in the current year. Cash flow used in financing activity included the repurchase of 0.9 million common shares for $100 million in the first six months of fiscal 2014 as compared to the repurchase of 1.9 million common shares for $157 million in the first six months of fiscal 2013.
The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-shareholders’ equity of no more than 37 percent.

(dollars in millions) Debt to Debt-Shareholders’ Equity Ratio	December 31, 2013	June 30, 2013
Debt	$2,724	$2,830
Debt & Shareholders’ equity	$9,020	$8,568
Ratio	30.2%	33.0%
At December 31, 2013, the Company had a line of credit totaling $2,000 million through a multi-currency revolving credit agreement with a group of banks, of which $784 million was available. The credit agreement expires in October 2017; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which would increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
The Company is currently authorized to sell up to $1,850 million of short-term commercial paper notes. As of December 31, 2013, $1,216 million of commercial paper notes were outstanding and the largest amount of commercial paper notes outstanding during the second quarter of fiscal 2014 was $1,400 million.
The Company’s credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at December 31, 2013, the most restrictive financial covenant provides that the ratio of secured debt to net tangible assets be less than 10 percent. However, the Company currently does not have secured debt in its debt portfolio. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

CRITICAL ACCOUNTING POLICIES

Impairment of Goodwill and Long-lived Assets - Goodwill is tested for impairment, at the reporting unit level, on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. For the Company, a reporting unit is one level below the operating segment level. Determining whether an impairment has occurred requires the valuation of the respective reporting unit, which the Company has consistently estimated using primarily a discounted cash flow model. The Company believes that the use of a discounted cash flow model results in the most accurate calculation of a reporting unit's fair value since the market value for a reporting unit is not readily available. The discounted cash flow analysis requires several assumptions including future sales growth and operating margin levels as well as assumptions regarding future industry specific market conditions. Each reporting unit regularly prepares discrete operating forecasts and uses these forecasts as the basis for the assumptions used in the discounted cash flow analysis. The Company has consistently used a discount rate commensurate with its cost of capital, adjusted for inherent business risks, and has consistently used a terminal growth factor of 2.5 percent. The Company also reconciles the estimated aggregate fair value of its reporting units as derived from the discounted cash flow analysis to the Company's overall market capitalization.
The Company continually monitors its reporting units for impairment indicators and updates assumptions used in the most recent calculation of the fair value of a reporting unit as appropriate. During the second quarter of fiscal 2014, the Company made a decision to restructure and change the strategic direction of its Worldwide Energy Products Division (EPD). The Company calculated the fair value of EPD using assumptions reflecting the Company's current strategic direction for this reporting unit, the results of which indicated that the carrying value of EPD exceeded its fair value. As a result, the Company estimated the implied fair value of EPD's goodwill, which resulted in a non-cash impairment charge of $140.3 million. The fair value of EPD was calculated using both a discounted cash flow analysis and estimated fair market values of comparable businesses.

The Company is unaware of any current market trends that are contrary to the assumptions made in the estimation of the fair value for the remainder of its reporting units. If actual experience is not consistent with the assumptions made in the estimation of the fair value of the reporting units, especially assumptions regarding penetration into new markets and the recovery of the current economic environment, it is possible that the estimated fair value of certain reporting units could fall below their carrying value resulting in the necessity to conduct additional goodwill impairment tests.

Long-lived assets held for use, which primarily includes finite-lived intangible assets and property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. During the second quarter of fiscal 2014, in connection with the goodwill impairment review discussed above, the Company determined certain intangible assets of EPD, primarily trademarks and customer lists, and property plant and equipment were impaired resulting in a non-cash impairment charge of $48.6 million. The fair value of EPD's intangible assets and property, plant and equipment were determined using the income approach for each asset. There were no events or circumstances that indicated that the carrying value of the Company's remaining long-lived assets held for use were not recoverable.

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

•ability to identify acceptable strategic acquisition targets;

•	uncertainties surrounding timing, successful completion or integration of acquisitions and similar transactions;

•	the ability to successfully divest businesses planned for divestiture and realize the anticipated benefits of such divestitures;

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective.
There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Brazilian competition authorities commenced their investigations on November 14, 2007. Parker ITR filed a procedural defense in January 2008. The Brazilian authorities investigated the period from 1999 through May 2007. In June 2011, the Brazilian authorities issued a report and Parker ITR filed a response to that report. On October 23, 2013, the Brazilian authorities and Parker ITR agreed to resolve this matter and on November 12, 2013, Parker ITR paid approximately 5.1 million Brazilian reais in exchange for the dismissal of all charges against Parker ITR related to the marine hose investigation in Brazil. Brazilian authorities formally closed their investigation of Parker ITR on January 22, 2014.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 through October 31, 2013	172,555	(2)	$109.25	171,679	13,414,078
November 1, 2013 through November 30, 2013	137,307	(3)	$116.49	134,500	13,279,578
December 1, 2013 through December 31, 2013	135,406		$120.46	135,406	13,144,172
Total:	445,268		$114.89	441,585	13,144,172

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

(2)
Includes 876 shares surrendered to the Company by certain non-employee directors to satisfy tax withholding obligations on restricted stock issued under the Company's non-employee directors' stock incentive plan.

(3)	Includes 2,807 shares surrendered to the Company by certain executive officers to satisfy tax withholding obligations on restricted stock issued under the Company's long term incentive plans.

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2013.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended December 31, 2013 and 2012, (ii) Consolidated Statement of Income for the six months ended December 31, 2013 and 2012, (iii) Consolidated Statement of Comprehensive Income for the three months ended December 31, 2013 and 2012, (iv) Consolidated Statement of Comprehensive Income for the six months ended December 31, 2013 and 2012, (v) Consolidated Balance Sheet at December 31, 2013 and June 30, 2013, (vi) Consolidated Statement of Cash Flows for the six months ended December 31, 2013 and 2012 and (vii) Notes to Consolidated Financial Statements for the six months ended December 31, 2013.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Jon. P. Marten
Jon P. Marten
Executive Vice President - Finance & Administration and Chief Financial Officer

Date: February 7, 2014

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2013.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended December 31, 2013 and 2012, (ii) Consolidated Statement of Income for the six months ended December 31, 2013 and 2012, (iii) Consolidated Statement of Comprehensive Income for the three months ended December 31, 2013 and 2012, (iv) Consolidated Statement of Comprehensive Income for the six months ended December 31, 2013 and 2012, (v) Consolidated Balance Sheet at December 31, 2013 and June 30, 2013, (vi) Consolidated Statement of Cash Flows for the six months ended December 31, 2013 and 2012 and (vii) Notes to Consolidated Financial Statements for the six months ended December 31, 2013.