Form 10-Q
period 2014-03-31
PARKER HANNIFIN CORP
filed 2014-05-06
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding at March 31, 2014           148,936,277

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net sales	$3,358,406	$3,307,041	$9,690,556	$9,587,471
Cost of sales	2,605,893	2,569,189	7,502,273	7,468,608
Gross profit	752,513	737,852	2,188,283	2,118,863
Selling, general and administrative expenses	407,241	379,690	1,212,807	1,141,912
Goodwill and intangible asset impairment	—	—	188,870	—
Interest expense	20,594	23,050	62,403	70,775
Other (income), net	(4,812)	(3,439)	(424,693)	(31,062)
Income before income taxes	329,490	338,551	1,148,896	937,238
Income taxes	86,972	81,959	408,654	259,584
Net income	242,518	256,592	740,242	677,654
Less: Noncontrolling interest in subsidiaries' earnings	112	32	232	391
Net income attributable to common shareholders	$242,406	$256,560	$740,010	$677,263

Earnings per share attributable to common shareholders:
Basic	$1.63	$1.72	$4.96	$4.54
Diluted	$1.60	$1.68	$4.88	$4.46

Cash dividends per common share	$0.48	$0.43	$1.38	$1.25
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net income	$242,518	$256,592	$740,242	$677,654
Less: Noncontrolling interests in subsidiaries' earnings	112	32	232	391
Net income attributable to common shareholders	242,406	256,560	740,010	677,263

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(1,067)	(122,964)	178,773	36,330
Retirement benefits plan activity	27,179	34,263	81,801	102,103
Realized loss	51	51	153	153
Other comprehensive income (loss)	26,163	(88,650)	260,727	138,586
Less: Other comprehensive income (loss) for noncontrolling interests	86	46	(29)	(1,478)
Other comprehensive income (loss) attributable to common shareholders	26,077	(88,696)	260,756	140,064
Total comprehensive income attributable to common shareholders	$268,483	$167,864	$1,000,766	$817,327
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	(Unaudited)
	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,095,989	$1,781,412
Accounts receivable, net	2,098,063	2,062,745
Inventories:
Finished products	550,422	531,897
Work in process	786,105	733,025
Raw materials	112,462	112,483
	1,448,989	1,377,405
Prepaid expenses	183,119	182,669
Deferred income taxes	122,840	126,955
Total current assets	5,949,000	5,531,186
Plant and equipment	5,152,101	4,999,301
Less accumulated depreciation	3,324,121	3,191,061
	1,827,980	1,808,240
Other assets	950,236	687,458
Intangible assets, net	1,210,967	1,290,499
Goodwill	3,164,175	3,223,515
Total assets	$13,102,358	$12,540,898
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$1,078,846	$1,333,826
Accounts payable, trade	1,200,466	1,156,002
Accrued payrolls and other compensation	397,166	426,996
Accrued domestic and foreign taxes	154,792	136,079
Other accrued liabilities	535,911	467,300
Total current liabilities	3,367,181	3,520,203
Long-term debt	1,508,611	1,495,960
Pensions and other postretirement benefits	1,306,667	1,372,437
Deferred income taxes	111,508	102,920
Other liabilities	354,158	307,897
Total liabilities	6,648,125	6,799,417
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at March 31 and June 30	90,523	90,523
Additional capital	616,250	608,752
Retained earnings	8,945,602	8,421,270
Accumulated other comprehensive (loss)	(847,077)	(1,107,833)
Treasury shares, at cost; 32,109,851 shares at March 31 and 31,757,604 shares at June 30	(2,354,302)	(2,274,286)
Total shareholders’ equity	6,450,996	5,738,426
Noncontrolling interests	3,237	3,055
Total equity	6,454,233	5,741,481
Total liabilities and equity	$13,102,358	$12,540,898
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$740,242	$677,654
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	161,749	159,803
Amortization	91,401	90,771
Share incentive plan compensation	84,647	65,516
Deferred income taxes	(769)	(1,858)
Foreign currency transaction loss	5,572	14,381
Loss (gain) on sale of plant and equipment	2,061	(2,080)
Gain on sale of businesses	—	(13,313)
Goodwill and intangible asset impairment	188,870	—
Net gain on deconsolidation	(412,612)	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(10,146)	39,518
Inventories	(84,540)	10,941
Prepaid expenses	4,879	580
Other assets	(43,297)	(27,457)
Accounts payable, trade	41,733	(64,202)
Accrued payrolls and other compensation	(35,090)	(80,636)
Accrued domestic and foreign taxes	15,712	(40,725)
Other accrued liabilities	11,999	(63,131)
Pensions and other postretirement benefits	45,452	(53,905)
Other liabilities	9,608	6,942
Net cash provided by operating activities	817,471	718,799
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (less cash acquired of $33,932 in 2013)	(14,272)	(620,647)
Capital expenditures	(167,371)	(214,061)
Proceeds from sale of plant and equipment	10,785	24,321
Proceeds from sale of businesses	—	72,190
Net proceeds from deconsolidation	202,498	—
Other	(3,382)	(9,375)
Net cash provided by (used in) investing activities	28,258	(747,572)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	6,635	28,928
Payments for common shares	(153,918)	(207,150)
Tax benefit from share incentive plan compensation	26,393	52,897
Acquisition of noncontrolling interests	—	(1,072)
(Payments for) proceeds from notes payable, net	(253,602)	1,512,882
Proceeds from long-term borrowings	739	3,767
Payments for long-term borrowings	(2,456)	(329,970)
Dividends	(206,516)	(187,705)
Net cash (used in) provided by financing activities	(582,725)	872,577
Effect of exchange rate changes on cash	51,573	(4,802)
Net increase in cash and cash equivalents	314,577	839,002
Cash and cash equivalents at beginning of year	1,781,412	838,317
Cash and cash equivalents at end of period	$2,095,989	$1,677,319
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net sales
Diversified Industrial:
North America	$1,455,212	$1,428,430	$4,168,489	$4,171,089
International	1,357,513	1,300,585	3,905,159	3,768,617
Aerospace Systems	545,681	578,026	1,616,908	1,647,765
Total	$3,358,406	$3,307,041	$9,690,556	$9,587,471
Segment operating income
Diversified Industrial:
North America	$242,998	$224,487	$677,824	$658,993
International	126,933	158,194	434,541	439,839
Aerospace Systems	63,974	80,080	166,306	194,150
Total segment operating income	433,905	462,761	1,278,671	1,292,982
Corporate general and administrative expenses	38,377	41,410	132,406	126,578
Income before interest expense and other expense	395,528	421,351	1,146,265	1,166,404
Interest expense	20,594	23,050	62,403	70,775
Other expense (income)	45,444	59,750	(65,034)	158,391
Income before income taxes	$329,490	$338,551	$1,148,896	$937,238

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2014, the results of operations for the nine months ended March 31, 2014 and 2013 and cash flows for the nine months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2013 Annual Report on Form 10-K and previously filed fiscal 2014 Form 10-Qs. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. No subsequent events have occurred that required either adjustment to or disclosure in these financial statements.

2. Product warranty
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of March 31, 2014 and June 30, 2013 is immaterial to the financial position of the Company and the change in the accrual for the current-year quarter and first nine months of fiscal 2014 is immaterial to the Company’s results of operations and cash flows.

3. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Numerator:
Net income attributable to common shareholders	$242,406	$256,560	$740,010	$677,263
Denominator:
Basic - weighted average common shares	149,039,529	149,287,628	149,143,478	149,191,583
Increase in weighted average common shares from dilutive effect of equity-based awards	2,700,088	3,072,984	2,418,798	2,661,939
Diluted - weighted average common shares, assuming exercise of equity-based awards	151,739,617	152,360,612	151,562,276	151,853,522
Basic earnings per share	$1.63	$1.72	$4.96	$4.54
Diluted earnings per share	$1.60	$1.68	$4.88	$4.46
For the three months ended March 31, 2014 and 2013, 375,282 and 345,779 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended March 31, 2014 and 2013, 1,265,717 and 1,160,648 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

4. Share repurchase program
The Company has a program to repurchase its common shares. Under the program, the Company is authorized to repurchase an amount of common shares each fiscal year equal to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. Repurchases are funded primarily from operating cash flows and commercial paper borrowings, and the shares are initially held as treasury stock. During the three-month period ended March 31, 2014, the Company repurchased 415,076 shares at an average price, including commissions, of $120.46 per share. Fiscal year-to-date, the Company repurchased 1,339,061 shares at an average price, including commissions, of $112.02 per share.

5. Accounts receivable, net
The accounts receivable, net caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2014	June 30, 2013
Accounts receivable, trade	$1,870,056	$1,855,644
Allowance for doubtful accounts	(10,399)	(14,824)
Non-trade accounts receivable	124,739	110,394
Notes receivable	113,667	111,531
Total	$2,098,063	$2,062,745
Accounts receivable, trade are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor.

6. Business realignment charges
The Company incurred business realignment charges in fiscal 2014 and fiscal 2013.
Business realignment charges by business segment are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Diversified Industrial	$59,582	$1,951	$83,420	$7,456
Aerospace Systems	299	—	925	—

Work force reductions in connection with such business realignment charges by business segment are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Diversified Industrial	572	184	1,154	532
Aerospace Systems	17	—	44	—
The charges primarily consist of severance costs related to plant closures as well as general work force reductions implemented by various operating units throughout the world, with the majority of the charges relating to realignment initiatives in Europe. In addition, $1,331 of fixed asset write-downs were recognized in connection with plant closures in the Diversified Industrial Segment and are reflected in the other expense (income) caption in the Business Segment Information for the nine months ended March 31, 2014. During the nine months ended March 31, 2013, $1,918 of severance costs for 98 people were recognized in connection with the divestiture of the Turkey refrigeration components business and are reflected in the other expense (income) caption in the Business Segment Information. The Company believes the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.

6. Business realignment charges, cont'd
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Cost of sales	$31,053	$1,474	$46,297	$5,578
Selling, general and administrative expenses	28,828	477	38,048	1,878
Other (income), net	—	—	1,331	1,918
As of March 31, 2014, approximately $15 million in severance payments have been made relating to charges incurred during fiscal 2014. The majority of the remaining severance payments of approximately $65 million are expected to be paid by March 31, 2015 and are reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. All required severance payments have been made relating to charges incurred in fiscal 2013. Additional charges may be recognized in future periods related to the realignment actions described above, the timing and amount of which are not known at this time.

7. Equity
Changes in equity for the three months ended March 31, 2014 and 2013 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$6,295,226	$3,060	$6,298,286
Net income	242,406	112	242,518
Other comprehensive income	26,077	86	26,163
Dividends paid	(71,777)	(21)	(71,798)
Stock incentive plan activity	9,064	—	9,064
Shares purchased at cost	(50,000)	—	(50,000)
Balance at March 31, 2014	$6,450,996	$3,237	$6,454,233

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$5,325,717	$3,272	$5,328,989
Net income	256,560	32	256,592
Other comprehensive income (loss)	(88,696)	46	(88,650)
Dividends paid	(64,377)	—	(64,377)
Stock incentive plan activity	28,996	—	28,996
Shares purchased at cost	(49,142)	—	(49,142)
Balance at March 31, 2013	$5,409,058	$3,350	$5,412,408

7. Equity, cont'd

Changes in equity for the nine months ended March 31, 2014 and 2013 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2013	$5,738,426	$3,055	$5,741,481
Net income	740,010	232	740,242
Other comprehensive income (loss)	260,756	(29)	260,727
Dividends paid	(206,495)	(21)	(206,516)
Stock incentive plan activity	68,299	—	68,299
Shares purchased at cost	(150,000)	—	(150,000)
Balance at March 31, 2014	$6,450,996	$3,237	$6,454,233

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2012	$4,896,515	$9,215	$4,905,730
Net income	677,263	391	677,654
Other comprehensive income (loss)	140,064	(1,478)	138,586
Dividends paid	(186,978)	(727)	(187,705)
Stock incentive plan activity	85,282	—	85,282
Acquisition activity	3,231	(4,051)	(820)
Shares purchased at cost	(206,319)	—	(206,319)
Balance at March 31, 2013	$5,409,058	$3,350	$5,412,408

As of July 1, 2013, the Company adopted the provisions of FASB Accounting Standards Update No. 2013-02, "Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income." As a result of this adoption, the Company has presented the significant items reclassified to net income in their entirety during the period in the table below.

Changes in accumulated other comprehensive (loss) in shareholder's equity by component:

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Other	Total
Balance at June 30, 2013	$(68,328)	$(1,039,072)	$(433)	$(1,107,833)
Other comprehensive income before reclassifications	178,802	—	—	178,802
Amounts reclassified from accumulated other comprehensive (loss)	—	81,801	153	81,954
Balance at March 31, 2014	$110,474	$(957,271)	$(280)	$(847,077)

7. Equity, cont'd

Reclassifications out of accumulated other comprehensive (loss) in shareholder's equity:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Nine Months Ended
	March 31, 2014	March 31, 2014
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(2,913)	$(8,765)	See Note 9
Recognized actuarial loss	(39,970)	(120,349)	See Note 9
Total before tax	(42,883)	(129,114)
Tax benefit	15,704	47,313	Income taxes
Net of tax	$(27,179)	$(81,801)

Other
Realized loss on cash flow hedges	$(76)	$(228)	Interest expense
Tax benefit	25	75	Income taxes
Net of tax	$(51)	$(153)

8. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the nine months ended March 31, 2014 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2013	$3,125,175	$98,340	$3,223,515
Acquisitions	618	—	618
Impairment	(140,334)	—	(140,334)
Foreign currency translation and other	80,013	363	80,376
Balance at March 31, 2014	$3,065,472	$98,703	$3,164,175
Acquisitions primarily represent purchase price adjustments made subsequent to the applicable acquisition dates. The Company’s previously reported results of operations and financial position would not be materially different had the goodwill adjustments recorded during the first nine months of fiscal 2014 been reflected in the same reporting period in which the initial purchase price allocations for those acquisitions were made.
During the second quarter of fiscal 2014, the Company made a decision to restructure and change the strategic direction of its Worldwide Energy Products Division (EPD). The Company calculated the fair value of EPD using assumptions reflecting the Company's updated strategic direction for this reporting unit, the results of which indicated that the carrying value of EPD exceeded its fair value. As a result, the Company estimated the implied fair value of EPD's goodwill, which resulted in a non-cash impairment charge of $140.3 million. The impairment charge is reflected in the goodwill and intangible asset impairment caption in the Consolidated Statement of Income and in the other expense (income) caption in the Business Segment Information for the nine months ended March 31, 2014. The fair value of EPD was calculated using both a discounted cash flow analysis and estimated fair market values of comparable businesses with each valuation method having equal weight. Fair value calculated using a discounted cash flow analysis is classified within level 3 of the fair value hierarchy and requires several assumptions including a risk-adjusted interest rate and future sales and operating margin levels.

8. Goodwill and intangible assets, cont'd
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	March 31, 2014		June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$159,663	$84,071	$141,160	$75,175
Trademarks	389,863	168,824	386,619	148,319
Customer lists and other	1,474,000	559,664	1,468,243	482,029
Total	$2,023,526	$812,559	$1,996,022	$705,523
Total intangible amortization expense for the nine months ended March 31, 2014 was $89,155. The estimated amortization expense for the five years ending June 30, 2014 through 2018 is $116,819, $111,444, $108,655, $103,886, and $100,647, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. In connection with the goodwill impairment review of EPD discussed above, the Company determined that certain intangible assets of EPD, primarily trademarks and customer lists, were impaired resulting in a non-cash impairment charge of $43.7 million being recognized in the second quarter of fiscal 2014. The impairment charge is reflected in the goodwill and intangible asset impairment caption in the Consolidated Statement of Income and in the other expense (income) caption in the Business Segment Information for the nine months ended March 31, 2014. The fair value of EPD's intangible assets were determined using an income approach for the individual intangible assets. Fair value calculated using an income approach is classified within level 3 of the fair value hierarchy and requires several assumptions including future sales and operating margins expected to be generated from the use of the individual intangible asset.

9. Retirement benefits
Net pension benefit cost recognized included the following components:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Service cost	$24,935	$24,839	$74,621	$79,856
Interest cost	48,034	43,329	143,043	131,322
Expected return on plan assets	(56,657)	(52,863)	(169,619)	(158,279)
Amortization of prior service cost	2,949	3,618	8,843	10,846
Amortization of net actuarial loss	39,914	50,347	119,593	150,495
Amortization of initial net obligation	5	6	15	18
Net pension benefit cost	$59,180	$69,276	$176,496	$214,258

9. Retirement benefits, cont'd
Net postretirement benefit cost recognized included the following components:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Service cost	$54	$255	$466	$619
Interest cost	811	380	2,229	2,120
Amortization of prior service benefit	(41)	(55)	(93)	(78)
Amortization of net actuarial loss	56	781	756	1,037
Net postretirement benefit cost	$880	$1,361	$3,358	$3,698

10. Income taxes
The effective tax rate for the first nine months of fiscal 2014 was higher than the comparable prior-year period primarily due to current period discrete tax costs related to a non-deductible goodwill and intangible asset impairment charge and the joint venture with GE Aviation. See Note 12 to the Consolidated Financial Statements for further discussion.
As of March 31, 2014, the Company had gross unrecognized tax benefits of $116,088. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $73,129. If recognized, a significant portion of the gross unrecognized tax benefits would be offset against an asset currently recorded in the Consolidated Balance Sheet. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, is $5,896.
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

	March 31, 2014	June 30, 2013
Carrying value of long-term debt (excluding capital leases)	$1,509,339	$1,498,025
Estimated fair value of long-term debt (excluding capital leases)	1,695,348	1,654,886
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

11. Financial instruments, cont'd
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

The following summarizes the location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet as of March 31, 2014 and June 30, 2013:

	Balance Sheet Caption	March 31, 2014	June 30, 2013

Cross-currency swap contracts	Other liabilities	$44,907	$22,438
Cash flow hedges
Costless collar contracts	Accounts receivable, net	6,085	1,422
Forward exchange contracts	Accounts receivable, net	(143)	41
Costless collar contracts	Other accrued liabilities	285	953

The cross-currency swap and costless collar contracts are reflected on a gross basis in the Consolidated Balance Sheet. The presentation of forward contracts is on a net basis, the effect of which is immaterial to the Consolidated Balance Sheet. The Company has not entered into any master netting arrangements.

The fair values at March 31, 2014 and June 30, 2013 are classified within level 2 of the fair value hierarchy. There are no other financial assets or financial liabilities that are marked to market on a recurring basis. Fair values are transferred between levels of the fair value hierarchy when facts and circumstances indicate that a change in the method of estimating the fair value of a financial asset or financial liability is warranted.
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
Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Forward exchange contracts	$442	$(5,724)	$(182)	$(10,288)
Costless collar contracts	766	(5,047)	7,486	(1,875)

11. Financial instruments, cont'd
Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Cross-currency swap contracts	$(2,393)	$6,106	$(13,881)	$(6,057)
Foreign denominated debt	(1,013)	8,021	(7,895)	5,165
There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor was any portion of these financial instruments excluded from the effectiveness testing, during the nine months ended March 31, 2014 and 2013.

12. Deconsolidation of subsidiary and divestitures

Deconsolidation of subsidiary - During the first nine months of fiscal 2014, the Company and GE Aviation, a non-related party, finalized a joint venture in which the Company sold a 50 percent equity interest in one of its wholly-owned subsidiaries. The sale of the 50 percent equity interest in the wholly-owned subsidiary resulted in a loss of control of the subsidiary, and therefore it was deconsolidated from the Company's financial statements during the second quarter of fiscal 2014. The Company will account for its equity interest in the joint venture with GE Aviation using the equity method of accounting.

The Company recognized a pre-tax gain of $413 million on the deconsolidation, measured as the fair value of the consideration received for the 50 percent equity interest in the former subsidiary and the fair value of the retained investment less the carrying amount of the former subsidiary's net assets. Approximately $186 million of the pre-tax gain is attributable to the remeasurement of the retained investment in the former subsidiary to its current fair value. The gain is reflected in the other (income), net caption in the Consolidated Statement of Income and the other expense (income) caption in the Business Segment Information for the nine months ended March 31, 2014.

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

Divestitures - During the first nine months of fiscal 2013, the Company divested the automotive businesses of the Mobile Climate Systems division and its Turkey refrigeration components business. Under the segment structure effective July 1, 2013, both of these businesses would have been part of the Diversified Industrial Segment. The Company recorded a net pre-tax gain in the first nine months of fiscal 2013 of $17 million related to the divestitures. The gain is reflected in the other (income), net caption in the Consolidated Statement of Income and the other expense (income) caption in the Business Segment Information for the nine months ended March 31, 2013.

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014
AND COMPARABLE PERIODS ENDED MARCH 31, 2013
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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	March 31, 2014	December 31, 2013	June 30, 2013
United States	53.7	57.0	50.9
Eurozone countries	53.0	52.7	48.8
China	48.0	50.5	48.2
Global aircraft miles flown have increased approximately six percent from the comparable fiscal 2013 level and global revenue passenger miles have increased approximately seven percent from the comparable fiscal 2013 level. The Company anticipates that U.S. Department of Defense spending with regard to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2014 will be approximately one percent higher than the comparable fiscal 2013 level.
Housing starts in March 2014 were approximately six percent lower than housing starts in March 2013 and were approximately 13 percent higher than housing starts in June 2013.
The Company remains focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company has been able to borrow funds at affordable interest rates and had a debt to debt-shareholders’ equity ratio of 28.6 percent at March 31, 2014 compared to 30.2 percent at December 31, 2013 and 33.0 percent at June 30, 2013. Net of cash and cash equivalents, the debt to debt-shareholders' equity ratio was 7.1 percent at March 31, 2014 compared to 8.5 percent at December 31, 2013 and 15.4 percent at June 30, 2013.
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
Acquisitions will be considered from time to time to the extent there is a strong strategic fit while at the same time, maintaining the Company’s strong financial position. In addition, the Company will continue to assess its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.
The discussion below is structured to separately discuss the Consolidated Statement of Income, Results by Business Segment, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2014	2013	2014	2013
Net sales	$3,358.4	$3,307.0	$9,690.6	$9,587.5
Gross profit	$752.5	$737.9	$2,188.3	$2,118.9
Gross profit margin	22.4%	22.3%	22.6%	22.1%
Selling, general and administrative expenses	$407.2	$379.7	$1,212.8	$1,141.9
Selling, general and administrative expenses, as a percent of sales	12.1%	11.5%	12.5%	11.9%
Goodwill and intangible asset impairment	$—	$—	$188.9	$—
Interest expense	20.6	23.1	62.4	70.8
Other (income), net	$(4.8)	$(3.4)	$(424.7)	$(31.1)
Effective tax rate	26.4%	24.2%	35.6%	27.7%
Net income	$242.5	$256.6	$740.2	$677.7
Net income, as a percent of sales	7.2%	7.8%	7.6%	7.1%

Net sales for the current-year quarter increased from the comparable prior-year quarter primarily due to higher volume experienced in both the Diversified Industrial North American and International businesses more than offsetting lower volume experienced in the Aerospace Systems Segment. Net sales for the first nine months of fiscal 2014 increased from the comparable prior-year period primarily due to higher volume in the Diversified Industrial International businesses more than offsetting lower volume experienced in the Diversified Industrial North American businesses and the Aerospace Systems Segment. Acquisitions made in the last 12 months contributed approximately $2 million and $71 million in sales in the current-year quarter and first nine months of fiscal 2014, respectively. The effect of currency rate changes decreased net sales by approximately $18 million in the current-year quarter and $44 million for the first nine months of fiscal 2014.

Gross profit margin increased in the current-year quarter and first nine months of fiscal 2014 primarily due to higher sales volume and a favorable product mix in the Diversified Industrial Segment and lower pension costs in both the Diversified Industrial and Aerospace Systems Segments. The increase in gross profit margin was partially offset by higher business realignment charges primarily in the Diversified Industrial International businesses and an unfavorable product mix in the Aerospace Systems Segment. Pension cost included in cost of sales for the current-year quarter and prior-year quarter were $45.2 million and $50.1 million, respectively, and $130.3 million and $153.7 million for the first nine months of fiscal 2014 and fiscal 2013, respectively. The lower pension cost in the current-year quarter and first nine months of fiscal 2014 primarily results from a lower amount of actuarial losses, primarily related to domestic defined benefit plans. Cost of sales for the current-year quarter and prior-year quarter also included business realignment charges of $31.1 million and $1.5 million, respectively and $46.3 million and $5.6 million for the first nine months of fiscal 2014 and fiscal 2013, respectively.
Selling, general and administrative expenses increased for the current-year quarter and first nine months of fiscal 2014 primarily due to higher business realignment expenses, stock compensation expense and research and development costs partially offset by lower expenses associated with the Company's various incentive compensation programs. Stock compensation expense increased primarily as result of a higher stock price used in the calculation of the fair value of the stock awards at the date of grant. Pension cost included in selling, general and administrative expenses for the current-year quarter and prior-year quarter was $16.5 million and $19.5 million, respectively, and $48.7 million and $59.8 million for the first nine months of fiscal 2014 and fiscal 2013, respectively. The lower pension cost in the current-year quarter and first nine months of fiscal 2014 primarily results from a lower amount of actuarial losses, primarily related to domestic defined benefit plans. Business realignment charges included in selling, general and administrative expenses were $28.8 million and $0.5 million for the current-year quarter and prior-year quarter, respectively and $38.0 million and $1.9 million for the first nine months of fiscal 2014 and fiscal 2013, respectively.
Goodwill and intangible asset impairment relates to the Worldwide Energy Products Division. Refer to Note 8 to the Consolidated Financial Statements for further discussion.
Other (income), net for the first nine months of fiscal 2014 includes a gain of approximately $413 million related to the deconsolidation of a subsidiary. Other (income), net for the first nine months of fiscal 2013 includes a net gain of approximately $17 million related to the divestiture of the automotive businesses of the Mobile Climate Systems division and the Turkey refrigeration components business. Refer to Note 12 to the Consolidated Financial Statements for further discussion.
Interest expense for the current-year quarter and first nine months of fiscal 2014 decreased from the comparable prior-year periods primarily due to a lower average interest rate in the debt portfolio in the current-year, including lower average borrowing rates on commercial paper borrowings, more than offsetting the effect of higher weighted-average borrowings.
Effective tax rate for the current-year quarter was higher than the prior-year quarter primarily due to the expiration of the research and development tax credit and lower foreign tax credits, partially offset by discrete tax benefits primarily related to the finalization of the Company's fiscal 2013 U.S. tax return. The effective tax rate for the first nine months of fiscal 2014 was higher than the comparable prior-year period primarily due to current period discrete tax costs related to a non-deductible goodwill and intangible asset impairment charge and the joint venture with GE Aviation. The Company expects the effective tax rate for fiscal 2014 will be approximately 34 percent.

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

Diversified Industrial Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2014	2013	2014	2013
Net sales
North America	$1,455.2	$1,428.4	$4,168.5	$4,171.1
International	1,357.5	1,300.6	3,905.2	3,768.6
Operating income
North America	243.0	224.5	677.8	659.0
International	$126.9	$158.2	$434.5	$439.8
Operating margin
North America	16.7%	15.7%	16.3%	15.8%
International	9.4%	12.2%	11.1%	11.7%
Backlog	$1,903.4	$1,840.8	$1,903.4	$1,840.8
`

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period compared to the comparable prior-year period:

	Period ending March 31,
	Three Months	Nine Months
Diversified Industrial North America – as reported	1.9%	(0.1)%
Acquisitions	0.2%	1.2%
Currency	(0.7)%	(0.5)%
Diversified Industrial North America – without acquisitions and currency	2.4%	(0.8)%

Diversified Industrial International – as reported	4.4%	3.6%
Acquisitions	—%	0.6%
Currency	(0.6)%	(0.7)%
Diversified Industrial International – without acquisitions and currency	5.0%	3.7%

Total Diversified Industrial Segment – as reported	3.1%	1.7%
Acquisitions	0.1%	0.9%
Currency	(0.7)%	(0.6)%
Total Diversified Industrial Segment – without acquisitions and currency	3.7%	1.4%
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

Excluding the effects of acquisitions and changes in currency exchange rates, the increase in Diversified Industrial North American sales for the current-year quarter is primarily due to higher demand from distributors as well as from end-users in the construction equipment, land-based oil and gas and car and light-duty truck markets, partially offset by lower demand in the mining, machine tool, heavy-duty truck and refrigeration and air conditioning markets. Diversified Industrial North American sales for the first nine months of fiscal 2014 were relatively flat as compared to the first nine months of fiscal 2013 as higher demand from distributors and end-users in the land-based oil and gas, construction equipment and semiconductor markets was totally offset by lower demand from end-users in the heavy-duty truck, agriculture, mining, machine tool and refrigeration and air conditioning markets. The increase in Diversified Industrial International sales for the current-year quarter and first nine months of fiscal 2014 is primarily due to higher end-user demand experienced in all regions, with both Europe and the Asia Pacific region each accounting for approximately 40 percent of the increase in the current-year quarter and Europe accounting for approximately 45 percent and the Asia Pacific region accounting for approximately 36 percent of the increase for the first nine months of fiscal 2014. The absence of sales from divested businesses was also a contributing factor to the sales fluctuation for the first nine months of fiscal 2014 in both the Diversified Industrial North American and Diversified Industrial International businesses.
The increase in operating margins in the Diversified Industrial North American businesses for the current-year quarter and first nine months of fiscal 2014 was primarily due to the effect of a favorable product mix and lower raw material prices. Operating margins for the current-year quarter also benefited from higher sales volume, resulting in manufacturing efficiencies. The decrease in operating margins in the Diversified Industrial International businesses for the current-year quarter and first nine months of fiscal 2014 was primarily due to higher business realignment charges partially offset by the benefit of higher sales volume, resulting in manufacturing efficiencies, a favorable product mix and lower raw material prices.

The following business realignment expenses are included in Diversified Industrial North America and Diversified Industrial International operating income:

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in thousands)	2014	2013	2014	2013
Diversified Industrial North America	$100	$672	$1,751	$1,135
Diversified Industrial International	59,482	1,279	81,669	6,321

The business realignment charges consist primarily of severance costs resulting from plant closures as well as general reductions in work force. The majority of the Diversified Industrial International business realignment charges were incurred in Europe. The Company does not anticipate that cost savings realized from the work force reduction measures taken during the first nine months of fiscal 2014 in the Diversified Industrial North American businesses will have a material impact on future operating income and anticipates that cost savings realized from work force reduction measures taken in the Diversified Industrial International businesses will positively impact operating income by approximately three percent in fiscal 2014 and 10 percent in fiscal 2015. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Diversified Industrial Segment. Such actions are expected to result in approximately $30 million in additional business realignment charges in the remainder of fiscal 2014.
The increase in backlog from the prior-year quarter and the June 30, 2013 amount of $1,802.9 million was primarily due to order rates exceeding shipments in all businesses except for the Latin American businesses, with approximately 80 percent of the increase being attributable to the Diversified Industrial North American businesses. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. The Company anticipates Diversified Industrial North American sales for fiscal 2014 will increase by approximately two percent from the fiscal 2013 level and Diversified Industrial International sales for fiscal 2014 will increase by approximately four percent from the fiscal 2013 level. Diversified Industrial North American operating margins in fiscal 2014 are expected to be approximately 16.6 percent and Diversified Industrial International operating margins in fiscal 2014 are expected to be approximately 11.7 percent.

Aerospace Systems Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2014	2013	2014	2013
Net sales	$545.7	$578.0	$1,616.9	$1,647.8
Operating income	$64.0	$80.1	$166.3	$194.2
Operating margin	11.7%	13.9%	10.3%	11.8%
Backlog	$1,923.9	$1,944.7	$1,923.9	$1,944.7
The decrease in net sales in the Aerospace Systems Segment for the current-year quarter and first nine months of fiscal 2014 was primarily due to the absence of sales from a deconsolidated subsidiary as well as lower volume in the military original equipment manufacturer (OEM) and aftermarket businesses and the commercial aftermarket business partially offset by higher volume in the commercial OEM business. The lower margins in the current-year quarter were primarily due to an unfavorable product mix, partially offset by lower engineering development costs. The lower margins for the first nine months of fiscal 2014 were primarily due to an unfavorable product mix, higher product support costs and the impact of the joint venture with GE Aviation.
The decrease in backlog from the prior-year quarter was primarily due to the absence of the backlog of a deconsolidated subsidiary as well as shipments exceeding order rates in the commercial aftermarket business and military OEM and aftermarket businesses, partially offset by order rates exceeding shipments in the commercial OEM business. The decrease in backlog from the June 30, 2013 amount of $1,936.2 million was primarily due to the absence of backlog from the deconsolidated subsidiary as well as shipments exceeding order rates in the commercial aftermarket business. The decrease in backlog was partially offset by order rates exceeding shipments in the commercial OEM business and military OEM and aftermarket businesses. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. For fiscal 2014, sales are expected to increase by approximately three percent from the fiscal 2013 level (excluding fiscal 2013 sales from the deconsolidated subsidiary) and operating margins are expected to be approximately 11.8 percent. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.
Corporate general and administrative expenses
Corporate general and administrative expenses were $38.4 million in the current-year quarter compared to $41.4 million in the comparable prior-year quarter and were $132.4 million for the first nine months of fiscal 2014 compared to $126.6 million for the first nine months of fiscal 2013. As a percent of sales, corporate general and administrative expenses was 1.1 percent in the current-year quarter compared to 1.3 percent in the prior-year quarter and increased to 1.4 percent in the first nine months of 2014 from 1.3 percent in the first nine months of 2013. During the current-year quarter and first nine months of fiscal 2014, the Company incurred lower compensation costs and charitable contributions and higher research and development expenses and higher professional services fees.

Other expense (income) (in the Results By Business Segment) included the following:

(dollars in millions)	Three Months Ended, March 31,		Nine Months Ended, March 31,
Expense (income)	2014	2013	2014	2013
Foreign currency transaction	$1.1	$10.2	$5.6	$21.0
Stock-based compensation	10.8	9.3	62.1	40.8
Pensions	26.5	35.0	81.4	104.8
Divestitures and asset sales and writedowns	1.5	(0.7)	(410.5)	(15.5)
Goodwill and intangible asset impairment	—	—	188.9	—
Other items, net	5.5	6.0	7.5	7.3
	$45.4	$59.8	$(65.0)	$158.4
The increase in stock-based compensation expense in the current-year quarter and first nine months of fiscal 2014 primarily resulted from a higher stock price used in the calculation of the fair value of the stock awards on the date of grant. The decrease in pension expense in the current-year quarter and first nine months of fiscal 2014 primarily resulted from a lower amount of actuarial losses, primarily related to domestic defined benefit plans, recognized in the current-year quarter and first nine months of fiscal 2014. Included in divestitures and asset sales and writedowns for the nine months ended March 31, 2014 is a gain of $413 million resulting from the deconsolidation of the subsidiary related to the joint venture with GE Aviation. Included in divestiture and asset sales and writedowns for the nine months ended March 31, 2013 is a net gain of $17 million resulting from divestitures. Refer to Note 12 to the Consolidated Financial Statements for further discussion. Refer to Note 8 to the Consolidated Financial Statements for further discussion of the goodwill and intangible asset impairment.
CONSOLIDATED BALANCE SHEET

(dollars in millions)	March 31, 2014	June 30, 2013
Cash and cash equivalents	$2,096.0	$1,781.4
Accounts receivable, net	2,098.1	2,062.7
Inventories	1,449.0	1,377.4
Other assets	950.2	687.5
Intangible assets, net	1,211.0	1,290.5
Goodwill	3,164.2	3,223.5
Notes payable and long-term debt payable within one year	1,078.8	1,333.8
Shareholders’ equity	6,451.0	5,738.4
Working capital	$2,581.8	$2,011.0
Current ratio	1.77	1.57
Cash and cash equivalents include $2,046 million and $1,655 million held by the Company's foreign subsidiaries at March 31, 2014 and June 30, 2013, respectively. Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences. The Company's principal sources of liquidity are its cash flows provided by operating activities, commercial paper borrowings or borrowings directly from its line of credit. The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, benefit plan funding, dividend payments or share repurchases.
Accounts receivable, net consists primarily of receivables due from customers for sales of product ($1,860 million at March 31, 2014 and $1,841 million at June 30, 2013). Days sales outstanding relating to trade accounts receivable was 50 days at March 31, 2014 and 49 days at June 30, 2013. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.

Inventories as of March 31, 2014 increased $72 million (which includes an increase of $19 million from the effect of foreign currency translation and a decrease of $34 million related to the deconsolidation of a subsidiary) compared to June 30, 2013. A majority of the $72 million increase occurred within the Diversified Industrial Segment, with approximately 70 percent of the increase occurring in the Diversified Industrial International businesses. Days' supply of inventory was 66 days at March 31, 2014, 62 days at June 30, 2013 and 67 days at March 31, 2013.
Other assets at March 31, 2014 includes the fair value of the Company's equity investment in the joint venture with GE Aviation. See Note 12 to the Consolidated Financial Statements for further discussion.
Intangible assets, net and goodwill decreased from the June 30, 2013 amounts primarily due to impairment charges of approximately $44 million and $140 million, respectively, recognized in the second quarter of fiscal 2014. See Note 8 to the Consolidated Financial Statements for further discussion.
Notes payable and long-term debt payable within one year as of March 31, 2014 decreased from the June 30, 2013 amount due to a $254 million decrease in commercial paper outstanding. The Company from time to time will utilize short-term intercompany loans to repay commercial paper borrowings. At times, the short-term intercompany loans are outstanding at the end of a fiscal quarter.
Shareholders’ equity activity during the first nine months of fiscal 2014 included a decrease of approximately $150 million as a result of share repurchases and an increase of approximately $179 million related to foreign currency translation adjustments.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended March 31,
(dollars in millions)	2014	2013
Cash provided by (used in):
Operating activities	$817.5	$718.8
Investing activities	28.3	(747.6)
Financing activities	(582.7)	872.6
Effect of exchange rates	51.6	(4.8)
Net increase in cash and cash equivalents	$314.7	$839.0
Cash flows provided by operating activities in the current-year benefited from a $142 million increase in cash provided by working capital items, partially offset by a $130 million decrease in net income after consideration of non-cash items, including a $189 million impairment charge and a $413 million gain on the deconsolidation of a subsidiary. See Note 8 and Note 12 to the Consolidated Financial Statements for further discussion of the impairment charge and gain on deconsolidation, respectively. Cash flows provided by operating activities for the first nine months of fiscal 2014 included $75 million of voluntary cash contributions made to the Company's domestic qualified defined benefit pension plan as compared to $226 million of voluntary cash contributions made in the comparable prior-year period. The Company continues to focus on managing its inventory and other working capital requirements.
Cash flows provided by investing activities increased in the first nine months of fiscal 2014 primarily due to the lower level of acquisition activity and proceeds from the sale of a 50 percent equity interest in the subsidiary related to the joint venture with GE Aviation (refer to Note 12 to the Consolidated Financial Statements for further discussion).
Cash flows used in financing activities increased for the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013 primarily due to a lower level of borrowings required to support acquisition activity in the current year. Cash flow used in financing activity included the repurchase of 1.3 million common shares for $150 million in the first nine months of fiscal 2014 as compared to the repurchase of 2.5 million common shares for $206 million in the first nine months of fiscal 2013.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-shareholders’ equity of no more than 37 percent.

(dollars in millions) Debt to Debt-Shareholders’ Equity Ratio	March 31, 2014	June 30, 2013
Debt	$2,587	$2,830
Debt & Shareholders’ equity	$9,038	$8,568
Ratio	28.6%	33.0%
At March 31, 2014, the Company had a line of credit totaling $2,000 million through a multi-currency revolving credit agreement with a group of banks, of which $922 million was available. The credit agreement expires in October 2017; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which would increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
The Company is currently authorized to sell up to $1,850 million of short-term commercial paper notes. As of March 31, 2014, $1,078 million of commercial paper notes were outstanding and the largest amount of commercial paper notes outstanding during the third quarter of fiscal 2014 was $1,216 million.
The Company’s credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at March 31, 2014 the most restrictive financial covenant provides that the ratio of secured debt to net tangible assets be less than 10 percent. However, the Company currently does not have secured debt in its debt portfolio. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

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

The Company continually monitors its reporting units for impairment indicators and updates assumptions used in the most recent calculation of the fair value of a reporting unit as appropriate. During the second quarter of fiscal 2014, the Company made a decision to restructure and change the strategic direction of its Worldwide Energy Products Division (EPD). The Company calculated the fair value of EPD using assumptions reflecting the Company's current strategic direction for this reporting unit, the results of which indicated that the carrying value of EPD exceeded its fair value. As a result, the Company estimated the implied fair value of EPD's goodwill, which resulted in a non-cash impairment charge of $140.3 million. The fair value of EPD was calculated using both a discounted cash flow analysis and estimated fair market values of comparable businesses. The results of the Company's fiscal 2014 annual goodwill impairment test performed as of December 31, 2013 indicated that no additional goodwill impairment existed.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective.
There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 through January 31, 2014	137,800		$125.14	137,800	13,144,172
February 1, 2014 through February 28, 2014	136,002	(2)	$115.73	134,200	13,009,972
March 1, 2014 through March 31, 2014	143,076		$120.32	143,076	12,866,896
Total:	416,878		$120.42	415,076	12,866,896

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

(2)	Includes 1,802 shares surrendered to the Company by an executive officer to satisfy tax withholding obligations on restricted stock issued under the Company's long term incentive plans.

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2014.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended March 31, 2014 and 2013, (ii) Consolidated Statement of Income for the nine months ended March 31, 2014 and 2013, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statement of Comprehensive Income for the nine months ended March 31, 2014 and 2013, (v) Consolidated Balance Sheet at March 31, 2014 and June 30, 2013, (vi) Consolidated Statement of Cash Flows for the nine months ended March 31, 2014 and 2013 and (vii) Notes to Consolidated Financial Statements for the nine months ended March 31, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Jon. P. Marten
Jon P. Marten
Executive Vice President - Finance & Administration and Chief Financial Officer

Date: May 6, 2014

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2014.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended March 31, 2014 and 2013, (ii) Consolidated Statement of Income for the nine months ended March 31, 2014 and 2013, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statement of Comprehensive Income for the nine months ended March 31, 2014 and 2013, (v) Consolidated Balance Sheet at March 31, 2014 and June 30, 2013, (vi) Consolidated Statement of Cash Flows for the nine months ended March 31, 2014 and 2013 and (vii) Notes to Consolidated Financial Statements for the nine months ended March 31, 2014.