Form 10-K
period 2014-06-30
PARKER HANNIFIN CORP
filed 2014-08-22
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer:	☒	Accelerated Filer:	☐
Non-Accelerated Filer:	☐	Smaller Reporting Company:	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2013, excluding, for purpose of this computation only, stock holdings of the Registrant’s Directors and Officers: $18,970,152,269.
The number of Common Shares outstanding on July 31, 2014 was 148,795,701.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference:

(1)	Annual Report to Shareholders of the Company for the fiscal year ended June 30, 2014 is incorporated by reference into Parts I and II hereof.

(2)	Definitive Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders to be held on October 22, 2014 is incorporated by reference into Part III hereof.

PARKER-HANNIFIN CORPORATION
FORM 10-K
Fiscal Year Ended June 30, 2014
PART I

ITEM 1. Business. Parker-Hannifin Corporation is a leading worldwide diversified manufacturer of motion and control technologies and systems, providing precision engineered solutions for a wide variety of mobile, industrial and aerospace markets. The Company was incorporated in Ohio in 1938. Its principal executive offices are located at 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141, telephone (216) 896-3000. As used in this Annual Report on Form 10-K, unless the context otherwise requires, the term "Company" or "Parker" refers to Parker-Hannifin Corporation and its subsidiaries.
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
The Company’s manufacturing, service, sales, distribution and administrative facilities are located in 40 states within the United States and in 49 other countries. The Company’s products are sold as original and replacement equipment through sales and distribution centers worldwide. The Company markets its products through direct-sales employees, independent distributors and sales representatives. Parker products are supplied to approximately 450,000 customers in virtually every significant manufacturing, transportation and processing industry.

As of July 1, 2013, the Company consolidated its Climate & Industrial Controls businesses into existing operating groups within the Industrial Segment. As a result of this consolidation and the resulting change in management structure in connection with the strategic divestiture of certain operations in the Climate & Industrial Controls Segment, the Company now has two reporting segments: Diversified Industrial and Aerospace Systems.

During the fiscal year ended June 30, 2014, the Company's technologies and systems were used in the products of these two reporting segments. For fiscal year 2014, total net sales were $13.2 billion. Diversified Industrial Segment products accounted for 83% and Aerospace Systems Segment products accounted for 17% of those net sales.
Markets
The Company’s technologies and systems are used throughout various industries and in various applications. The approximately 450,000 customers who purchase the Company’s products are found throughout virtually every significant manufacturing, transportation and processing industry. No single customer accounted for more than 3% of the Company’s total net sales for the fiscal year ended June 30, 2014.

Diversified Industrial Segment. Sales of Diversified Industrial Segment products are made primarily to original equipment manufacturers and their replacement markets in manufacturing, packaging, processing, transportation, mobile construction, refrigeration and air conditioning, agricultural and military machinery and equipment industries. The major markets for products of the Diversified Industrial Segment are listed below by group:

Automation Group:	• Automotive • Conveyor and material handling • Factory automation • Food and beverage • Industrial machinery • Life sciences and medical • Machine tools	• Oil and gas • Packaging, paper and plastics machinery • Primary metals • Renewable energy • Safety and security • Semiconductor and electronics • Transportation and mobile

Engineered Materials Group:	• Aerospace • Chemical processing • Consumer • Fluid power • General industrial • Information technology • Life sciences	• Microelectronics • Military • Oil and gas • Power generation • Renewable energy • Telecommunications • Transportation

Filtration Group:	• Aerospace • Food and beverage • Industrial machinery • Life sciences • Marine • Mobile equipment	• Oil and gas • Power generation • Renewable energy • Transportation • Water purification

Fluid Connectors Group:	• Aerial lift • Agriculture • Bulk chemical handling • Construction machinery • Food and beverage • Fuel and gas delivery • Industrial machinery	• Life sciences • Marine • Mining • Mobile equipment • Oil and gas • Renewable energy • Transportation

Hydraulics Group:	• Aerial lift • Agriculture • Construction machinery • Forestry • Industrial machinery • Machine tool • Marine • Material handling	• Mining • Oil and gas • Power generation • Refuse vehicles • Renewable energy • Truck hydraulics • Turf equipment

Instrumentation Group:	• Air conditioning • Alternative fuels • Bio pharmaceuticals • Chemical and refining • Conscious sedation • Food and beverage • Life sciences • Microelectronics	• Mining • Oil and gas • Pharmaceuticals • Power generation • Precision cooling • Refrigeration • Water/wastewater

Aerospace Systems Segment. Sales of the Aerospace Systems Segment products are made primarily in the commercial and military aerospace markets to both original equipment manufacturers and to end users for spares, maintenance, repair and overhaul. The major markets for products of the Aerospace Systems Segment are listed below:

• Commercial transports • Engines • General and business aviation • Helicopters • Launch vehicles • Military aircraft	• Missiles • Power generation • Regional transports • Unmanned aerial vehicles • Aftermarket services

Principal Products and Methods of Distribution
Although the Company offers hundreds of thousands of individual products, no single product contributed more than 1% to the Company’s total net sales for the fiscal year ended June 30, 2014. Listed below are some of the Company’s principal products.
Diversified Industrial Segment. The products produced by the Company’s Diversified Industrial Segment consist of a broad range of motion-control and fluid systems and components, which are described below by group:
Automation Group: pneumatic, fluidic and electromechanical components and systems, including:

• Air preparation units • Manifolds • Pneumatic actuators and grippers • Pneumatic valves and controls • Vacuum generators, cups and sensors • Fluidic valves and pumps
•    AC/DC drives and systems

•    Electric actuators, gantry robots and slides

•    Human-machine interfaces

•    Inverters
•    Rotary actuators
•    Solenoid valves

•    Stepper motors, servo motors, drives and controls
•    Structural extrusions

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
•    Vibration dampening

Filtration Group: filters, systems and diagnostics solutions to monitor and remove contaminants from fuel, air, oil, water and other liquids and gases, including:

•    Analytical gas generators

•    Compressed air and gas filters and dryers

•    Engine air, coolant, fuel and oil filtration systems
•    Filtration and purification systems

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

Hydraulics Group: hydraulic components and systems for builders and users of industrial and mobile machinery and equipment, including:

• Accumulators • Cartridge valves • Coolers • Electrohydraulic actuators • Electronic displays • Electronic I/O controllers • Fan drives • Hybrid drives • Hydraulic cylinders • Hydraulic motors and pumps
•    Hydraulic systems
•    Hydraulic valves and controls
•    Hydrostatic steering units

•    Integrated hydraulic circuits

•    Power take-off equipment

•    Power units

•    Rotary actuators

•    Sensors
•    Telematic controllers

Instrumentation Group: high quality critical flow components for process instrumentation, healthcare and ultra-high-purity applications and components for use in refrigeration and air conditioning systems and in fluid control applications for processing, fuel dispensing, beverage dispensing and mobile emissions, including:

•    Accumulators
•    Analytical instruments and sample conditioning systems
•    CNG dispensers
•    CO2 controls
•    Electronic controllers
•    Filter driers
•    Fluoropolymer chemical delivery fittings, valves and pumps
•    Hand shut-off valves
•    High pressure fittings, valves, pumps and systems

•    High-purity gas delivery fittings, valves, regulators and digital flow controllers
•    Industrial mass flow meters/controllers
•    Medical devices
•    Pressure regulating valves
•    Process control fittings, valves, regulators and manifold valves

•    Refrigerant distributors
•    Safety relief valves
•    Solenoid valves
•    Thermostatic expansion valves

Diversified Industrial Segment products include standard products, as well as custom products which are engineered and produced to original equipment manufacturers’ specifications for application to particular end products. Both standard and custom products are also used in the replacement of original products. Diversified Industrial Segment products are marketed primarily through field sales employees and approximately 12,200 independent distributor locations throughout the world.
Aerospace Systems Segment. The principal products of the Company’s Aerospace Systems Segment include flight control, hydraulic, fuel, fluid conveyance, and engine systems and components used on commercial and military airframe and engine programs.
The Aerospace Systems Segment offers primary and secondary flight control systems and components used for precise control of aircraft rudders, elevators, ailerons and other aerodynamic control surfaces, including the following actuation components:

•	Hydraulic

•	Electrohydraulic

•	Electric backup hydraulic

•	Electrohydrostatic

•	Electro-mechanical
The Aerospace Systems Segment offers complete hydraulic systems and components, including:

• Accumulators • Automatic bleed valves • Electrohydraulic servo valves • Electronic controllers and software • Engine-driven pumps • Filtration manifolds • Hydraulic power packs	• Integration packages • Motor pumps • Power transfer units • Reservoirs • Selector valves • Thrust-reverser systems • Utility actuators

The Aerospace Systems Segment designs and manufactures aircraft wheels, brakes and associated hydraulics components for general aviation, rotorcraft and military markets.

The Aerospace Systems Segment offers complete fuel systems and components, including:

•    Fuel tank inerting systems

•    Refuel, transfer and pressurization controls

•    In-flight refueling systems

•    Fuel pumps and valves

•    Fuel measurement and management systems

•    Fuel and pneumatic filtration

•    Fluid conveyance equipment

•    Center of gravity controls

•    Engine fuel injection atomization nozzles, manifolds and augmentor controls

•    Electronic monitoring computers and controllers

•    Lightning-safe flame arresters, fuel caps and adapters

•    Water and waste subsystems

The Aerospace Systems Segment offers fluid conveyance systems and components, including:

•	Rubber, metal, and PTFE hose assemblies

•	Rigid tube assemblies

•	Couplings, quick disconnects, fittings, joints and unions

•	Valves and regulators

The Aerospace Systems Segment produces various engine systems and components, including:

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

The Aerospace Systems Segment also offers electronic thermal management heat rejection systems and single-phase and two-phase heat collection systems for radar, ISAR, and power electronics.
Aerospace Systems Segment products are marketed by the Company’s regional sales organizations and are sold directly to original equipment manufacturers and end users throughout the world.
Competition
The Company’s business operates in highly competitive markets and industries. The Company offers its products over numerous, varied markets through its 142 divisions operating in 50 countries and consequently has hundreds of competitors when viewed across its various markets and product offerings. The Company’s competitors include U.S. and non-U.S. companies. These competitors and the degree of competition vary widely by product lines, end markets, geographic scope and/or geographic locations. Although each of the Company’s segments has numerous competitors, given the Company’s market and product breadth, no single competitor competes with the Company with respect to all products manufactured and sold by the Company.
In the Diversified Industrial Segment, the Company competes on the basis of product quality and innovation, customer service, manufacturing and distribution capability, and price competitiveness. The Company believes that it is one of the market leaders in most of the major markets for its most significant Diversified Industrial Segment products. The Company has comprehensive motion and control packages for the broadest systems capabilities. While the Company’s primary global competitors include Bosch Rexroth AG, Danfoss A/S, Donaldson Company, Inc., Eaton Corporation plc, Emerson Climate Technologies, Emerson/ASCO, Festo AG, Freudenberg-NOK, IMI/Norgren, Pall Corporation, SMC Corporation, Swagelok Company, and Trelleborg AB, none of these businesses compete with every group in the Company's Diversified Industrial Segment and every product line offered by this segment.
In the Aerospace Systems Segment, the Company has developed alliances with key customers based on the Company’s advanced technological and engineering capabilities, superior performance in quality, delivery, and service, and price competitiveness, which has enabled the Company to obtain significant original equipment business on new aircraft programs for its systems and components and to thereby obtain the follow-on repair and replacement business for these programs. Further, the Aerospace Systems Segment is able to utilize low cost manufacturing techniques for similar product on the Diversified Industrial Segment to achieve a lower cost producer status. Although the Company believes that it is one of the market leaders in most of the major markets for its most significant Aerospace Systems Segment products, the Company’s primary global competitors for the most significant Aerospace Systems Segment products include Eaton Corporation plc, Honeywell International, Inc., Moog Inc., Triumph Group, Inc., UTC Aerospace Systems, Woodward, Inc. and Zodiac Aerospace SA.
The Company believes that its platform utilizing nine core technologies which consist of aerospace, electromechanical, filtration, fluid handling, hydraulics, pneumatics, process control, refrigeration, and sealing and shielding is a positive factor in its ability to compete effectively with both large and small competitors. For both of its segments, the Company believes that the following factors also contribute to its ability to compete effectively:

•	decentralized operating structure that allows each division to focus on its customers and respond quickly at the local level;

•	systems solution capabilities that use the Company’s core technologies from both of its segments;

•	global presence; and

•	a strong global distribution network.

Research and Product Development
The Company continually researches the feasibility of new products and services through its development laboratories and testing facilities in many of its worldwide manufacturing locations. Its research and product development staff includes chemists, physicists, and mechanical, chemical and electrical engineers.
Total research and development costs relating to the development of new products and services and the improvement of existing products and services amounted to $410.1 million in fiscal year 2014, $406.6 million in fiscal year 2013, and $365.7 million in fiscal year 2012. These amounts include costs incurred by the Company related to independent research and development initiatives as well as costs incurred in connection with research and development contracts. Costs incurred in connection with research and development contracts and included in the total research and development costs reported above for each of the respective fiscal years 2014, 2013 and 2012 were $55.9 million, $58.9 million and $43.7 million, respectively.
Patents, Trademarks, Licenses
The Company owns a number of patents, trademarks and licenses related to its products and has exclusive and non-exclusive rights to use a number of patents owned by others. In addition, patent applications on certain products are now pending, although there can be no assurance that patents will be issued. The Company is not dependent to any material extent on any single patent, trademark or license or group of patents, trademarks or licenses.
Backlog and Seasonal Nature of Business
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. The Company’s backlog by business segment for the past two fiscal years, as set forth on pages 13-5 and 13-6 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference. The Company’s backlog was $3.9 billion at June 30, 2014 and $3.7 billion at June 30, 2013. Approximately 81% of the Company’s backlog at June 30, 2014 is scheduled for delivery in the succeeding twelve months. The Company’s business is generally not seasonal in nature.
Environmental Regulation
Certain of the Company’s operations necessitate the use and handling of hazardous materials and, as a result, the Company is subject to United States federal, state, and local laws and regulations as well as non-U.S. laws and regulations designed to protect the environment and regulate the discharge of materials into the environment. These laws impose penalties, fines and other sanctions for non-compliance and liability for response costs, property damage and personal injury resulting from past and current spills, disposals or other releases of, or exposures to, hazardous materials. Among other environmental laws, the Company is subject to the United States federal "Superfund" law, under which the Company has been designated as a "potentially responsible party" and may be liable for cleanup costs associated with various waste sites, some of which are on the United States Environmental Protection Agency’s Superfund priority list.
As of June 30, 2014, the Company was involved in environmental remediation at various United States and non-U.S. manufacturing facilities presently or formerly operated by the Company and as a "potentially responsible party," along with other companies, at off-site waste disposal facilities and regional sites.
The Company believes that its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the Company. Compliance with environmental laws and regulations requires continuing management efforts and expenditures by the Company. Compliance with environmental laws and regulations has not had in the past, and, the Company believes, will not have in the future, a material adverse effect on the capital expenditures, earnings, or competitive position of the Company.
As of June 30, 2014, the Company had a reserve of $13.6 million for environmental matters that were probable and reasonably estimable. This reserve was recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.
The Company’s estimated total liability for the above mentioned sites ranges from a minimum of $13.6 million to a maximum of $82.7 million. The largest range of the estimated total liability for any one site is approximately $14.6 million. The actual costs to be incurred by the Company will be dependent on final determination of contamination and required remedial action, negotiations with governmental authorities with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies, effectiveness of remedial technologies employed, the ability of the other responsible parties to pay, and any insurance or other third-party recoveries.

Energy Matters and Sources and Availability of Raw Materials
The Company’s primary energy source for both of its business segments is electric power. While the Company cannot predict future costs of electric power, the primary source for production of the required electric power will be coal from substantial, proven coal reserves available to electric utilities. The Company is subject to governmental regulations in regard to energy supplies in the United States and elsewhere. To date, the Company has not experienced any significant disruptions of its operations due to energy curtailments.
Steel, brass, copper, aluminum, nickel, rubber and thermoplastic materials and chemicals are the principal raw materials used by the Company. These materials are available from numerous sources in quantities sufficient to meet the requirements of the Company.
Employees
The Company employed approximately 57,450 persons as of June 30, 2014, of whom approximately 29,890 were employed by foreign subsidiaries.
Business Segment Information
The Company’s net sales, segment operating income and assets by business segment and net sales and long-lived assets by geographic area for the past three fiscal years, as set forth on pages 13-15 to 13-16 of Exhibit 13 to this Annual Report on Form 10-K, are incorporated into this section by reference. As a result of the consolidation of the Climate and Industrial Controls business into existing operating groups within the Diversified Industrial Segment as of July 1, 2013, all prior period results have been revised to reflect the new reporting segment structure.
Acquisitions and Divestitures
During fiscal year 2014, the Company deconsolidated a subsidiary and completed three acquisitions as set forth on pages 13-22 to 13-23 of Exhibit 13 to this Annual Report on Form 10-K, which is incorporated into this section by reference.

ITEM 1A. Risk Factors.
The following "risk factors" identify what the Company believes to be the risks that could materially adversely affect the Company’s financial and/or operational performance. These risk factors should be considered and evaluated together with information incorporated by reference or otherwise included elsewhere in this Annual Report on Form 10-K. Additional risks not currently known to the Company or that the Company currently believes are immaterial also may impair the Company’s business, financial condition, results of operations and cash flows.
The Company may be subject to risks arising from uncertainty in worldwide and regional economic conditions.
Global macro-economic conditions and the rate of economic recovery have stabilized to an extent; however, declining or relatively flat growth persists in the economic regions in which the Company conducts substantial operations, including Western Europe. The continued effects of the global economic downturn and the rate of recovery may have an adverse effect on the business, results of operations and financial condition of the Company and its distributors, customers and suppliers, and on the general economic activity in many of the industries and markets in which the Company and its distributors, customers and suppliers operate. Among the economic factors which may have such an effect are manufacturing activity, air travel trends, currency exchange rates, difficulties entering new markets and general economic conditions such as inflation, deflation, interest rates and credit availability. These factors may, among other things, negatively impact the level of purchases, capital expenditures and creditworthiness of the Company and its distributors, customers and suppliers, and, therefore, the Company’s revenues, operating profits, margins and order rates.
The Company has remained focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company cannot predict changes in worldwide or regional economic conditions, as such conditions are highly volatile and beyond the Company’s control. If these conditions deteriorate or do not return to previous levels, however, the Company’s business, results of operations and financial condition could be materially adversely affected.
The Company may be subject to risks relating to its information technology systems.
The Company relies extensively on information technology systems to manage and operate its business. If these systems are damaged, intruded upon, shutdown or cease to function properly (whether by planned upgrades, force majeure, telecommunications failures, hardware or software break-ins or viruses, other cyber-security incidents or otherwise) and the

Company suffers any resulting interruption in its ability to manage and operate its business or if its products are effected, the Company's results of operations and financial condition could be materially adversely affected.
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
From time to time, the Company is subject to litigation or other commercial disputes and other legal and regulatory proceedings relating to its business. Due to the inherent uncertainties of any litigation, commercial disputes or other legal or regulatory proceedings, the Company cannot accurately predict their ultimate outcome, including the outcome of any related appeals. An unfavorable outcome could materially adversely impact the Company’s business, financial condition or results of operations. Furthermore, as required by U.S. generally accepted accounting principles (GAAP), the Company establishes reserves based on its assessment of contingencies, including contingencies related to legal claims asserted against it. Subsequent developments in legal proceedings may affect the Company's assessment and estimates of the loss contingency recorded as a reserve and require the Company to make payments in excess of our reserves, which could have an adverse effect on the Company's results of operations.
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
The Company regularly executes organizational changes such as acquisitions, divestitures and realignments to support its growth and cost management strategies. The Company also engages in initiatives aimed to increase productivity, efficiencies and cash flow and to reduce costs. The Company further commits significant resources to identify, develop and retain key employees to ensure uninterrupted leadership and direction. If the Company is unable to successfully manage these and other organizational changes, the ability to complete such activities and realize anticipated synergies or cost savings as well as the Company's results of operations and financial condition could be materially adversely affected. The Company also cannot offer assurances that any of these initiatives will continue to be beneficial to the extent anticipated, or that the estimated efficiency improvements, incremental cost savings or cash flow improvements will be realized as anticipated or at all.
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
The Company expects to continue its strategy of identifying and acquiring businesses with complementary products and services, and entering into joint ventures, which it believes will enhance its operations and profitability. However, there can be no assurance that the Company will be able to continue to find suitable businesses to purchase or joint venture opportunities or that it will be able to acquire such businesses or enter into such joint ventures on acceptable terms. In addition, there is no assurance that the Company will be able to avoid acquiring or assuming unexpected liabilities, that the Company will be able to integrate successfully any businesses that it purchases into its existing business or that any acquired businesses or joint ventures will be profitable. The successful integration of new businesses and the success of joint ventures depend on the Company’s ability to manage these new businesses and cut excess costs. If the Company is unable to avoid these risks, its results of operations and financial condition could be materially adversely affected.
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
The Company’s net sales derived from customers outside the United States were approximately 44% in each of fiscal 2014 and 2013, and 45% in fiscal 2012. In addition, many of the Company’s manufacturing operations and suppliers are located outside the United States. The Company expects net sales from non-U.S. markets to continue to represent a significant portion of its total net sales. The Company’s non-U.S. operations are subject to risks in addition to those facing its domestic operations, including:

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
The Company is subject to income taxes in the United States and various non-U.S. jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. The Company’s effective tax rate could be affected by changes in the mix of earnings among countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or changes in tax laws. The amount of income taxes paid is subject to ongoing audits by United States federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company’s tax liabilities, which could have a material adverse effect on the Company’s results of operations.
The Company may be subject to risks relating to the development of new products and technologies.
The markets in which the Company operates are characterized by rapidly changing technologies and frequent introductions of new products and services. The Company’s ability to develop new products based on technological innovation can affect its competitive position and often requires the investment of significant resources. Difficulties or delays in research, development or production of new products and services or failure to gain market or regulatory acceptance of new products and technologies may significantly reduce revenues and materially adversely affect the Company’s competitive position.
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
The Company’s operations necessitate the use and handling of hazardous materials and, as a result, it is subject to various United States federal, state and local laws and regulations, as well as non-U.S. laws, designed to protect the environment and to regulate the discharge of materials into the environment. These laws impose penalties, fines and other sanctions for non-compliance and liability for response costs, property damages and personal injury resulting from past and current spills, disposals or other releases of, or the exposure to, hazardous materials. Among other laws, the Company is subject to the United States federal "Superfund" law, under which it has been designated as a "potentially responsible party" and may be liable for clean-up costs associated with various waste sites, some of which are on the United States Environmental Protection Agency’s Superfund priority list. The Company could incur substantial costs as a result of non-compliance with or liability for cleanup or other costs or damages under environmental laws, including the Superfund law.
In addition, increased worldwide focus on climate change issues has led to recent legislative and regulatory efforts to limit greenhouse gas emissions, including regulation of such emissions through a "cap-and-trade" system globally. Regulation of greenhouse gas emissions and other climate changes concerns could subject the Company to additional costs and restrictions, including increased energy and raw material costs. Until definitive regulations are adopted, the Company is not able to predict how such regulations would affect the Company’s business, operations or financial results.
The Company may be subject to more stringent environmental laws in the future. If more stringent environmental laws are enacted in the future, these laws could have a material adverse effect on the Company’s business, results of operations and financial condition.
The Company may be subject to risks relating to increasing costs of certain employee and retiree benefits.
The funding requirements and the amount of expenses recorded for the Company’s defined benefit pension plans are dependent on changes in market interest rates and the value of plan assets, which are dependent on actual plan asset returns. Significant changes in market interest rates and decreases in the fair value of plan assets and investment losses on plan assets would increase funding requirements and expenses and may adversely impact the Company’s results of operations.
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

ITEM 1B. Unresolved Staff Comments. None.

ITEM 1C. Executive Officers of the Registrant.
The Company’s executive officers as of August 15, 2014 were as follows:

Name	Position	Officer Since(1)	Age as of 8/15/2014
Donald E. Washkewicz	Chairman of the Board, Chief Executive Officer and President	1997	64
Jon P. Marten	Executive Vice President – Finance & Administration and Chief Financial Officer	2008	58
Lee C. Banks	Executive Vice President and Operating Officer	2001	51
Daniel S. Serbin	Executive Vice President – Human Resources	2005	60
Thomas L. Williams	Executive Vice President and Operating Officer	2005	55
Robert W. Bond	Vice President and President – Fluid Connectors Group	2000	56
Yoon "Michael" Chung	Vice President and President – Automation Group	2008	51
Jeffery A. Cullman	Vice President and President – Hydraulics Group	2006	59
John G. Dedinsky, Jr.	Vice President – Global Supply Chain and Procurement	2006	57
William G. Eline	Vice President – Chief Information Officer	2002	58
John R. Greco	Vice President and President – Instrumentation Group	2006	60
Pamela J. Huggins	Vice President and Treasurer	2003	60
Kurt A. Keller	Vice President and President – Asia Pacific Group	2009	56
Joseph R. Leonti	Vice President, General Counsel and Secretary	2014	42
M. Craig Maxwell	Vice President – Chief Technology and Innovation Officer	2003	56
Thomas A. Piraino, Jr.	Vice President	1998	65
Peter Popoff	Vice President and President – Filtration Group	2008	62
Andrew D. Ross	Vice President and President – Engineered Materials Group	2012	47
Roger S. Sherrard	Vice President and President – Aerospace Group	2003	48
Catherine A. Suever	Vice President and Controller	2010	55

(1)
Officers of the Company are elected by the Board of Directors to serve for a term of one year or until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Washkewicz, Banks, Williams, Bond, Cullman, Dedinsky, Eline, Greco, Maxwell, and Popoff and Ms. Huggins have served in the executive capacities indicated above opposite their respective names during each of the past five years.

Mr. Marten has been Executive Vice President – Finance & Administration and Chief Financial Officer since November 2010. He was Vice President and Controller from August 2008 to December 2010.
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
Mr. Leonti has been Vice President, General Counsel and Secretary since July 2014. He was Assistant Secretary from April 2011 to July 2014 and Associate General Counsel from January 2008 to July 2014.
Mr. Piraino has been a Vice President since July 1998. He was General Counsel and Secretary from July 1998 to July 2014.
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

Ms. Suever has been Vice President and Controller since December 2010. She was Vice President and Controller of the Climate & Industrial Controls Group from November 2008 to December 2010.

ITEM 2. Properties. The Company’s corporate headquarters is located in Cleveland, Ohio, and, at June 30, 2014, the Company had 323 manufacturing plants and 267 distribution centers and sales and administrative offices throughout the world, none of which were individually material to its operations. The facilities are situated in 40 states within the United States and in 49 other countries. The Company owns the majority of its manufacturing plants and distribution centers, and its leased properties primarily consist of sales and administrative offices. The number of facilities used by each of the Company’s operating segments is summarized by type and geographic location in the tables below:

	Type of Facility
	Manufacturing Plants	Distribution Centers	Sales and Administrative Offices
Industrial	299	107	140
Aerospace	24	4	16
Total	323	111	156

	Geographic Location
	North America	Europe	Asia-Pacific	Latin America
Industrial	241	164	108	33
Aerospace	33	5	6	—
Total	274	169	114	33

Several facilities are shared among each of the Company’s operating segments. To avoid double counting, each shared facility is counted once, primarily in the Diversified Industrial Segment.
The Company believes that its properties have been adequately maintained, are in good condition generally and are suitable and adequate for its business as presently conducted. The extent to which the Company uses its properties varies by property and from time to time. The Company believes that its restructuring efforts have brought capacity levels closer to present and anticipated needs. Most of the Company’s manufacturing facilities remain capable of handling volume increases.

ITEM 3. Legal Proceedings. Parker ITR S.r.l. (Parker ITR), a subsidiary acquired on January 31, 2002, has been the subject of a number of lawsuits and regulatory investigations. The lawsuits and investigations relate to allegations that for a period of up to 21 years, the Parker ITR business unit that manufactures and sells marine hose, typically used in oil transfer, conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States and in other jurisdictions. Parker ITR and the Company have cooperated with all of the regulatory authorities investigating the activities of the Parker ITR business unit that manufactures and sells marine hose and continue to cooperate with the investigations that remain ongoing. Several of the investigations and all of the lawsuits have concluded. The following investigation remains pending.
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

ITEM 4. Mine Safety Disclosures. Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)
Market for the Registrant’s Common Equity. The Company’s common stock is listed for trading on the New York Stock Exchange. Information regarding stock price and dividend information with respect to the Company’s common stock, as set forth on page 13-43 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference. As of July 31, 2014, the number of shareholders of record of the Company was 4,031.

(b)	Use of Proceeds. Not Applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 through April 30, 2014	136,800		$122.12	136,800	12,592,296
May 1, 2014 through May 31, 2014	132,900		$124.18	132,900	12,459,396
June 1, 2014 through June 30, 2014	133,370	(2)	$126.78	132,382	12,327,014
Total:	403,070		$124.34	402,082	12,327,014

(1)
On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3 million shares of its common stock. From time to time thereafter, the Board of Directors has adjusted the overall maximum number of shares authorized for repurchase under this program and imposed an additional limitation on the number of shares authorized for repurchase in any single fiscal year. On January 24, 2013, and again on August 14, 2014, the Board of Directors approved an increase in the overall maximum number of shares authorized for repurchase under this program so that, beginning on such dates, the aggregate number of shares authorized for repurchase was 15 million shares. Such authorization is limited, in any single fiscal year, to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. There is no expiration date for this program.

(2)	Includes 988 shares surrendered to the Company by an executive officer to satisfy tax withholding obligations on restricted stock issued under the Company's long term incentive plans.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk. The information set forth on page 13-10 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

ITEM 8. Financial Statements and Supplementary Data. The information set forth on pages 13-13 to 13-43 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

ITEM 9A. Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of fiscal year 2014, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting set forth on page 13-44 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference. The Report of Independent Registered Public Accounting Firm set forth on page 13-45 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.
There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information. None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance. Information required with respect to the Directors of the Company is set forth under the caption "Item I – Election of Directors" in the definitive Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders, to be held October 22, 2014 (the "2014 Proxy Statement"), and is incorporated herein by reference. Information with respect to the executive officers of the Company is included in Part I, Item 1C hereof under the caption "Executive Officers of the Registrant."
The Company has adopted a Global Code of Business Conduct that applies to its Chief Executive Officer, Chief Financial Officer and Controller. The Global Code of Business Conduct is posted on the Company’s investor relations internet website at www.phstock.com under the Corporate Governance page. Any amendment to, or waiver from, a provision of the Company’s Global Code of Business Conduct that applies to its Chief Executive Officer, Chief Financial Officer or Controller will also be posted at www.phstock.com under the Corporate Governance page.
The information set forth under the captions "The Audit Committee" and "Report of the Audit Committee" in the 2014 Proxy Statement is incorporated herein by reference.

ITEM 11. Executive Compensation. The information set forth under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," and "Compensation Tables" in the 2014 Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information set forth under the captions "Principal Shareholders" and "Equity Compensation Plan Information" in the 2014 Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence. The information set forth under the captions "Review and Approval of Transactions with Related Persons" and "Director Independence" in the 2014 Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services. The information set forth under the captions "Audit Fees," "Audit-Related Fees," "Tax Fees," "All Other Fees" and "Audit Committee Pre-Approval Policies and Procedures" in the 2014 Proxy Statement is incorporated herein by reference.

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

August 22, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Signature and Title
DONALD E. WASHKEWICZ, Chairman of the Board of Directors and Principal Executive Officer; CATHERINE A. SUEVER, Principal Accounting Officer; ROBERT G. BOHN, Director; LINDA S. HARTY, Director; WILLIAM E. KASSLING, Director; ROBERT J. KOHLHEPP, Director; KEVIN A. LOBO, Director; KLAUS-PETER MÜLLER, Director; CANDY M. OBOURN, Director; JOSEPH SCAMINACE, Director; WOLFGANG R. SCHMITT, Director; ÅKE SVENSSON, Director; and JAMES L. WAINSCOTT, Director.
Date: August 22, 2014

/s/ Jon P. Marten
Jon P. Marten, Executive Vice President – Finance & Administration and Chief Financial Officer (Principal Financial Officer and Attorney-in-Fact)

PARKER-HANNIFIN CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Reference
	Form 10-K Annual Report (Page)	Excerpt from Exhibit 13 (Page)
Data incorporated by reference from Exhibit 13:
Management’s Report on Internal Control over Financial Reporting	—	13 - 44
Report of Independent Registered Public Accounting Firm	—	13 - 45
Consolidated Statement of Income for the years ended June 30, 2014, 2013 and 2012	—	13 - 13
Consolidated Statement of Comprehensive Income for the years ended June 30, 2014, 2013 and 2012	—	13 - 14
Business Segment Information by Industry	—	13 - 15 to 13 - 16
Consolidated Balance Sheet at June 30, 2014 and 2013	—	13 - 17
Consolidated Statement of Cash Flows for the years ended June 30, 2014, 2013 and 2012	—	13 - 18
Consolidated Statement of Equity for the years ended June 30, 2014, 2013 and 2012	—	13 - 19
Notes to Consolidated Financial Statements	—	13 - 20 to 13 - 43
Schedule:
II - Valuation and Qualifying Accounts	20	—

Individual financial statements and related applicable schedules for the Registrant (separately) have been omitted because the Registrant is primarily an operating company and its subsidiaries are considered to be wholly-owned.

PARKER-HANNIFIN CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2012, 2013 and 2014
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning Of Period	Additions Charged to Costs and Expenses	Other (Deductions)/ Additions (A)	Balance At End Of Period
Allowance for doubtful accounts:
Year ended June 30, 2012	$10,472	$10,239	$(10,193)	$10,518
Year ended June 30, 2013	$10,518	$8,769	$(4,463)	$14,824
Year ended June 30, 2014	$14,824	$9,649	$(8,433)	$16,040
Deferred tax asset valuation allowance:
Year ended June 30, 2012	$192,904	$10,600	$(27,425)	$176,079
Year ended June 30, 2013	$176,079	$97,334	$—	$273,413
Year ended June 30, 2014	$273,413	$74,032	$1,392	$348,837

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

(10)(y)
Form of Parker-Hannifin Corporation Long-Term Incentive Performance Award Under the Performance Bonus Plan incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on February 1, 2011 (Commission File No. 1-4982).

(10)(z)
Terms and Conditions of Restricted Stock Issued as a Payout Under the LTI Plan incorporated by reference to Exhibit 10(i) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).

(10)(aa)
Form of Notice of RONA Bonus Award Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No. 1-4982).

(10)(bb)
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

(10)(ee)
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

(10)(gg)
Amendment to Parker-Hannifin Corporation Amended and Restated Pension Restoration Plan, effective January 27, 2011, incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2011 (Commission File No. 1-4982).

(10)(hh)
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

(10)(jj)	Parker-Hannifin Corporation Claw-back Policy incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 18, 2009 (Commission File No. 1-4982).

(10)(kk)
Parker-Hannifin Corporation Non-Employee Directors Stock Option Plan incorporated by reference to Exhibit 10(w) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 1-4982).

(10)(ll)
Parker-Hannifin Corporation Amended and Restated 2004 Non-Employee Directors’ Stock Incentive Plan incorporated by reference to Exhibit 10(aa) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2009 (Commission File No. 1-4982).

(10)(mm)
Form of Parker-Hannifin Corporation Non-Employee Directors’ Restricted Stock Award Agreement incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2011 (Commission File No. 1-4982).

(10)(nn)
Parker-Hannifin Corporation Non-Employee Directors’ Restricted Stock Award Terms and Conditions incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2011 (Commission File No. 1-4982).

(10)(oo)
Amended and Restated Deferred Compensation Plan for Directors of Parker-Hannifin Corporation incorporated by reference to Exhibit 10(b) to the Registrant's Report on Form 10-A for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(pp)
Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 24, 2012, incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2012 (Commission File No. 1-4982).

(11)	Computation of Common Shares Outstanding and Earnings Per Share is incorporated by reference to Note 5 of the Notes to Consolidated Financial Statements on page 13-27 of Exhibit 13 hereto.*

(12)	Computation of Ratio of Earnings to Fixed Charges as of June 30, 2014.*

(13)	Excerpts from Annual Report to Shareholders for the fiscal year ended June 30, 2014 which are incorporated herein by reference thereto.*

(21)	List of subsidiaries of the Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)	Power of Attorney.*

(31)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(31)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended June 30, 2014, 2013 and 2012, (ii) Consolidated Statement of Comprehensive Income for the years ended June 30, 2014, 2013 and 2012, (iii) Consolidated Balance Sheet at June 30, 2014 and 2013, (iv) Consolidated Statement of Cash Flows for the years ended June 30, 2014, 2013 and 2012, (v) Consolidated Statement of Equity for the years ended June 30, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.
Shareholders may request a copy of any of the exhibits to this Annual Report on Form 10-K by writing to the Secretary, Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141.