Form 10-Q
period 2014-09-30
PARKER HANNIFIN CORP
filed 2014-10-31
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding at September 30, 2014           148,645,133

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
Net sales	$3,269,932	$3,226,144
Cost of sales	2,459,865	2,476,409
Gross profit	810,067	749,735
Selling, general and administrative expenses	400,840	406,930
Interest expense	20,961	20,958
Other (income), net	(8,369)	(2,243)
Income before income taxes	396,635	324,090
Income taxes	116,464	79,770
Net income	280,171	244,320
Less: Noncontrolling interest in subsidiaries' earnings	82	4
Net income attributable to common shareholders	$280,089	$244,316

Earnings per share attributable to common shareholders:
Basic	$1.88	$1.64
Diluted	$1.85	$1.61

Cash dividends per common share	$0.48	$0.45
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
Net income	$280,171	$244,320
Less: Noncontrolling interests in subsidiaries' earnings	82	4
Net income attributable to common shareholders	280,089	244,316

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(302,078)	157,234
Retirement benefits plan activity	26,858	27,493
Realized loss	51	51
Other comprehensive income (loss)	(275,169)	184,778
Less: Other comprehensive income (loss) for noncontrolling interests	(101)	(149)
Other comprehensive income (loss) attributable to common shareholders	(275,068)	184,927
Total comprehensive income attributable to common shareholders	$5,021	$429,243
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	(Unaudited)
	September 30, 2014		June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,092,137		$1,613,555
Marketable securities	945,431		573,701
Trade accounts receivable, net	1,711,798		1,858,176
Non-trade and notes receivable	421,085		388,437
Inventories	1,441,439	1,371,681,000	1,371,681
Prepaid expenses	116,962		129,837
Deferred income taxes	147,410		136,193
Total current assets	5,876,262		6,071,580
Plant and equipment	5,031,139		5,152,591
Less: Accumulated depreciation	3,275,885		3,328,297
	1,755,254		1,824,294
Other assets	914,377		1,018,781
Intangible assets, net	1,130,312		1,188,282
Goodwill	3,068,420		3,171,425
Total assets	$12,744,625		$13,274,362
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$702,018		$816,622
Accounts payable, trade	1,192,652		1,252,040
Accrued payrolls and other compensation	332,164		453,321
Accrued domestic and foreign taxes	158,960		223,611
Other accrued liabilities	502,405		507,202
Total current liabilities	2,888,199		3,252,796
Long-term debt	1,482,492		1,508,142
Pensions and other postretirement benefits	1,328,123		1,346,224
Deferred income taxes	89,038		94,819
Other liabilities	374,409		409,573
Total liabilities	6,162,261		6,611,554
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—		—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at September 30 and June 30	90,523		90,523
Additional capital	621,531		595,498
Retained earnings	9,382,218		9,174,189
Accumulated other comprehensive (loss)	(1,098,566)		(823,498)
Treasury shares, at cost; 32,400,995 shares at September 30 and 32,143,315 shares at June 30	(2,416,703)		(2,377,284)
Total shareholders’ equity	6,579,003		6,659,428
Noncontrolling interests	3,361		3,380
Total equity	6,582,364		6,662,808
Total liabilities and equity	$12,744,625		$13,274,362
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$280,171	$244,320
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	52,773	54,335
Amortization	28,995	31,245
Share incentive plan compensation	40,559	48,998
Deferred income taxes	47,166	(15,747)
Foreign currency transaction (gain) loss	(12,725)	7,684
Loss on sale of plant and equipment	7,262	1,936
Gain on sale of business	(5,782)	—
Changes in assets and liabilities:
Accounts receivable, net	77,908	127,098
Inventories	(112,962)	(68,940)
Prepaid expenses	10,130	9,189
Other assets	(471)	(10,845)
Accounts payable, trade	(24,964)	(41,945)
Accrued payrolls and other compensation	(107,459)	(105,330)
Accrued domestic and foreign taxes	(60,241)	42,681
Other accrued liabilities	439	(10,384)
Pensions and other postretirement benefits	45,815	(32,773)
Other liabilities	(5,740)	1,169
Net cash provided by operating activities	260,874	282,691
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	—	1,491
Capital expenditures	(54,709)	(56,651)
Proceeds from sale of plant and equipment	2,736	2,915
Proceeds from sale of business	22,770	—
Purchase of marketable securities and other investments	(497,192)	—
Maturities of marketable securities and other investments	50,528	—
Other	(5,060)	49
Net cash (used in) investing activities	(480,927)	(52,196)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	987	3,606
Payments for common shares	(54,793)	(52,540)
Tax benefit from share incentive plan compensation	9,312	4,029
(Payments for) proceeds from notes payable, net	(113,272)	1,287
Proceeds from long-term borrowings	1	131
Payments for long-term borrowings	(294)	(149)
Dividends	(71,607)	(67,388)
Net cash (used in) financing activities	(229,666)	(111,024)
Effect of exchange rate changes on cash	(71,699)	44,740
Net (decrease) increase in cash and cash equivalents	(521,418)	164,211
Cash and cash equivalents at beginning of year	1,613,555	1,781,412
Cash and cash equivalents at end of period	$1,092,137	$1,945,623
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
BUSINESS SEGMENT INFORMATION
(Dollars in thousands)
(Unaudited)
The Company operates in two reportable business segments: Diversified Industrial and Aerospace Systems. The Diversified Industrial Segment is the largest and includes a significant portion of international operations.
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

	Three Months Ended
	September 30,
	2014	2013
Net sales
Diversified Industrial:
North America	$1,471,812	$1,387,875
International	1,263,497	1,270,795
Aerospace Systems	534,623	567,474
Total	$3,269,932	$3,226,144
Segment operating income
Diversified Industrial:
North America	$264,236	$234,198
International	189,805	173,410
Aerospace Systems	65,349	57,298
Total segment operating income	519,390	464,906
Corporate general and administrative expenses	55,444	47,210
Income before interest expense and other expense	463,946	417,696
Interest expense	20,961	20,958
Other expense	46,350	72,648
Income before income taxes	$396,635	$324,090

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2014, the results of operations for the three months ended September 30, 2014 and 2013 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2014 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. No subsequent events have occurred that required adjustment to these financial statements.

2. New accounting pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that a company expects to be entitled to in exchange for the goods or services. To achieve this principle, a company must apply five steps including, identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) the company satisfies the performance obligations. Additional quantitative and qualitative disclosure to enhance the understanding about the nature, amount, timing, and uncertainty of revenue and cash flows is also required. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company has not yet determined the effect that ASU 2014-09 will have on its results of operations, statement of financial position, or financial statement disclosures.

3. Product warranty
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of September 30, 2014 and June 30, 2014 is immaterial to the financial position of the Company and the change in the accrual for the current-year quarter and prior-year quarter is immaterial to the Company’s results of operations and cash flows.

4. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2014 and 2013.

	Three Months Ended
	September 30,
	2014	2013
Numerator:
Net income attributable to common shareholders	$280,089	$244,316
Denominator:
Basic - weighted average common shares	148,738,828	149,237,306
Increase in weighted average common shares from dilutive effect of equity-based awards	2,334,807	2,622,955
Diluted - weighted average common shares, assuming exercise of equity-based awards	151,073,635	151,860,261
Basic earnings per share	$1.88	$1.64
Diluted earnings per share	$1.85	$1.61

4. Earnings per share, cont'd
For the three months ended September 30, 2014 and 2013, 873,214 and 764,218 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

5. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized to repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. Repurchases may be funded primarily from operating cash flows, commercial paper borrowings and issuances of long-term debt, and the shares are initially held as treasury stock. During the three-month period ended September 30, 2014, the Company repurchased 422,615 shares at an average price, including commissions, of $118.31 per share.

6. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor. Allowance for doubtful accounts was $12,664 and $16,040 at September 30, 2014 and June 30, 2014, respectively.

7. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2014	June 30, 2014
Notes receivable	$102,811	$117,400
Reverse repurchase agreements	101,058	54,772
Accounts receivable, other	217,216	216,265
Total	$421,085	$388,437
Reverse repurchase agreements are collateralized lending arrangements and have a maturity longer than three months from the date of purchase. The Company does not record an asset or liability for the collateral associated with the reverse repurchase agreements.

8. Inventories

The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2014	June 30, 2014
Finished products	$559,404	$532,968
Work in process	773,647	732,294
Raw materials	108,388	106,419
Total	$1,441,439	$1,371,681

9. Business realignment charges
The Company incurred business realignment charges in fiscal 2015 and fiscal 2014.
Business realignment charges by business segment are as follows:

	Three Months Ended
	September 30,
	2014	2013
Diversified Industrial	$5,849	$10,623
Aerospace Systems	—	626

Work force reductions in connection with such business realignment charges by business segment are as follows:

	Three Months Ended
	September 30,
	2014	2013
Diversified Industrial	102	270
Aerospace Systems	—	27
The charges primarily consist of severance costs related to plant closures as well as general work force reductions implemented by various operating units throughout the world, with the majority of the charges relating to realignment initiatives in Europe. In addition, $1,915 and $1,074 of asset asset write-downs were recognized in connection with plant closures in the Diversified Industrial Segment and are reflected in the other expense caption in the Business Segment Information for the three months ended September 30, 2014 and 2013, respectively. The Company believes the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended
	September 30,
	2014	2013
Cost of sales	$5,118	$6,193
Selling, general and administrative expenses	731	5,056
Other (income), net	1,915	1,074
As of September 30, 2014, approximately $1 million in severance payments have been made relating to charges incurred during fiscal 2015, the remainder of which are expected to be paid by September 30, 2015. All required severance payments relating to prior year actions have been made. Remaining severance payments related to current-year and prior-year actions of approximately $47 million are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the realignment actions described above, the timing and amount of which are not known at this time.

10. Equity
Changes in equity for the three months ended September 30, 2014 and 2013 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2014	$6,659,428	$3,380	$6,662,808
Net income	280,089	82	280,171
Other comprehensive (loss)	(275,068)	(101)	(275,169)
Dividends paid	(71,607)	—	(71,607)
Stock incentive plan activity	36,161	—	36,161
Shares purchased at cost	(50,000)	—	(50,000)
Balance at September 30, 2014	$6,579,003	$3,361	$6,582,364

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2013	$5,738,426	$3,055	$5,741,481
Net income	244,316	4	244,320
Other comprehensive income (loss)	184,927	(149)	184,778
Dividends paid	(67,388)	—	(67,388)
Stock incentive plan activity	35,840	—	35,840
Shares purchased at cost	(49,260)	—	(49,260)
Balance at September 30, 2013	$6,086,861	$2,910	$6,089,771

Changes in accumulated other comprehensive (loss) in shareholder's equity by component for the three months ended September 30, 2014 and 2013 are as follows:

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Other	Total
Balance at June 30, 2014	$124,620	$(947,890)	$(228)	$(823,498)
Other comprehensive (loss) before reclassifications	(301,977)	—	—	(301,977)
Amounts reclassified from accumulated other comprehensive (loss)	—	26,858	51	26,909
Balance at September 30, 2014	$(177,357)	$(921,032)	$(177)	$(1,098,566)

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Other	Total
Balance at June 30, 2013	$(68,328)	$(1,039,072)	$(433)	$(1,107,833)
Other comprehensive income before reclassifications	157,383	—	—	157,383
Amounts reclassified from accumulated other comprehensive (loss)	—	27,493	51	27,544
Balance at September 30, 2013	$89,055	$(1,011,579)	$(382)	$(922,906)

10. Equity, cont'd

Reclassifications out of accumulated other comprehensive (loss) in shareholder's equity for the three months ended September 30, 2014 and 2013 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2014
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(2,644)	See Note 12
Recognized actuarial loss	(39,679)	See Note 12
Total before tax	(42,323)
Tax benefit	15,465	Income taxes
Net of tax	$(26,858)

Other
Realized loss on cash flow hedges	$(76)	Interest expense
Tax benefit	25	Income taxes
Net of tax	$(51)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2013
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(3,669)	See Note 12
Recognized actuarial loss	(39,768)	See Note 12
Total before tax	(43,437)
Tax benefit	15,944	Income taxes
Net of tax	$(27,493)

Other
Realized loss on cash flow hedges	$(76)	Interest expense
Tax benefit	25	Income taxes
Net of tax	$(51)

11. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the three months ended September 30, 2014 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2014	$3,072,724	$98,701	$3,171,425
Divestiture	(942)	—	(942)
Foreign currency translation and other	(102,035)	(28)	(102,063)
Balance at September 30, 2014	$2,969,747	$98,673	$3,068,420
Divestiture represents goodwill associated with a business divested during the first quarter of fiscal 2015.
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2014		June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$154,143	$86,140	$160,030	$86,708
Trademarks	376,402	170,964	391,268	174,114
Customer lists and other	1,441,656	584,785	1,481,560	583,754
Total	$1,972,201	$841,889	$2,032,858	$844,576

Total intangible amortization expense for the three months ended September 30, 2014 was $28,287. The estimated amortization expense for the five years ending June 30, 2015 through 2019 is $109,885, $105,558, $101,553, $96,028, and $89,552, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the three months ended September 30, 2014.

12. Retirement benefits
Net pension benefit cost recognized included the following components:

	Three Months Ended
	September 30,
	2014	2013
Service cost	$25,074	$27,229
Interest cost	46,493	47,544
Expected return on plan assets	(55,228)	(56,388)
Amortization of prior service cost	2,670	3,690
Amortization of net actuarial loss	39,428	39,418
Amortization of initial net obligation	5	5
Net pension benefit cost	$58,442	$61,498

12. Retirement benefits, cont'd
Net postretirement benefit cost recognized included the following components:

	Three Months Ended
	September 30,
	2014	2013
Service cost	$156	$206
Interest cost	742	709
Amortization of prior service benefit	(31)	(26)
Amortization of net actuarial loss	251	350
Net postretirement benefit cost	$1,118	$1,239

13. Income taxes
The effective tax rate for the current-year quarter was higher than the comparable prior-year quarter due to the expiration of the U.S. Research and Development tax credit, the expiration of a U.S. tax provision resulting in the recognition of additional deemed dividends as taxable income, and lower foreign tax credits. In addition, the current-year quarter had lower discrete tax benefits than the prior-year quarter.
As of September 30, 2014, the Company had gross unrecognized tax benefits of $155,105. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $73,268. If recognized, a significant portion of the gross unrecognized tax benefits would be offset against an asset currently recorded in the Consolidated Balance Sheet. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, is $9,000.
The Company and its subsidiaries file federal and state income tax returns in the United States and in various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is open to assessment of its federal income tax returns by the United States Internal Revenue Service for fiscal years after 2011. The Company is also open to assessment for fiscal years after 2006 for all significant state, local and foreign jurisdictions. The Company does not anticipate that the total amount of gross unrecognized tax benefits will significantly change due to the settlement of examinations and the expiration of statute of limitations within the next twelve months.

14. Financial instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities and other short-term investments, long-term investments, and accounts receivable as well as obligations under accounts payable, trade, notes payable and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, marketable securities and other short-term investments, accounts receivable, accounts payable, trade and notes payable approximate fair value. The carrying value of long-term debt (excluding capital leases) and estimated fair value of long-term debt (excluding capital leases) are as follows:

	September 30, 2014	June 30, 2014
Carrying value of long-term debt (excluding capital leases)	$1,482,450	$1,508,420
Estimated fair value of long-term debt (excluding capital leases)	1,656,976	1,708,723
The fair value of long-term debt was determined based on observable market prices in the active market in which the security is traded.
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

14. Financial instruments, cont'd
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
The following summarizes the location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet as of September 30, 2014 and June 30, 2014:

	Balance Sheet Caption	September 30, 2014	June 30, 2014
Net investment hedges
Cross-currency swap contracts	Other liabilities	$26,535	$45,790
Cash flow hedges
Costless collar contracts	Non-trade and notes receivable	2,370	3,508
Forward exchange contracts	Non-trade and notes receivable	(22)	(41)
Costless collar contracts	Other accrued liabilities	3,801	378

The cross-currency swap and costless collar contracts are reflected on a gross basis in the Consolidated Balance Sheet. The presentation of forward exchange contracts is on a net basis, the effect of which is immaterial to the Consolidated Balance Sheet. The Company has not entered into any master netting arrangements.

The fair values at September 30, 2014 and June 30, 2014 are classified within level 2 of the fair value hierarchy. There are no other financial assets or financial liabilities that are marked to market on a recurring basis. Fair values are transferred between levels of the fair value hierarchy when facts and circumstances indicate that a change in the method of estimating the fair value of a financial asset or financial liability is warranted.
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
Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income are as follows:

	Three Months Ended
	September 30,
	2014	2013
Forward exchange contracts	$17	$(29)
Costless collar contracts	(1,340)	2,991

14. Financial instruments, cont'd
Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended
	September 30,
	2014	2013
Cross-currency swap contracts	$11,895	$(6,636)
Foreign denominated debt	15,890	(6,586)
There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor was any portion of these financial instruments excluded from the effectiveness testing, during the three months ended September 30, 2014 and 2013.

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2013
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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	September 30, 2014	June 30, 2014
United States	56.6	55.3
Eurozone countries	50.3	51.8
China	50.2	50.7
Brazil	49.3	48.7
Global aircraft miles flown have increased approximately six percent from the comparable fiscal 2014 level and global revenue passenger miles have increased approximately seven percent from the comparable fiscal 2014 level. The Company anticipates that U.S. Department of Defense spending with regard to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2015 will be approximately one percent higher than the comparable fiscal 2014 level.
Housing starts in September 2014 were approximately 18 percent higher than housing starts in September 2013 and were approximately 14 percent higher than housing starts in June 2014.
The Company remains focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company has been able to borrow funds at affordable interest rates and had a debt to debt-shareholders’ equity ratio of 24.9 percent at September 30, 2014 compared to 25.9 percent at June 30, 2014. Net of cash and cash equivalents and marketable securities, the debt to debt-shareholders' equity ratio was 2.2 percent at September 30, 2014 compared to 2.0 percent at June 30, 2014.
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
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,
(dollars in millions)	2014	2013
Net sales	$3,269.9	$3,226.1
Gross profit	$810.1	$749.7
Gross profit margin	24.8%	23.2%
Selling, general and administrative expenses	$400.8	$406.9
Selling, general and administrative expenses, as a percent of sales	12.3%	12.6%
Interest expense	21.0	21.0
Other (income), net	$(8.4)	$(2.2)
Effective tax rate	29.4%	24.6%
Net income	$280.2	$244.3
Net income, as a percent of sales	8.6%	7.6%

Net sales for the current-year quarter increased from the comparable prior-year quarter primarily due to higher volume experienced in both the Diversified Industrial North American and International businesses more than offsetting lower volume experienced in the Aerospace Systems Segment. Acquisitions made in the last 12 months contributed approximately $3 million in sales in the current-year quarter. The effect of currency rate changes decreased net sales by approximately $23 million in the current-year quarter.
Gross profit margin increased in the current-year quarter primarily due to higher sales volume and a favorable product mix in the Diversified Industrial North American businesses; manufacturing efficiencies in the Diversified Industrial International businesses, reflecting the benefits of business realignment actions taken in the prior year; and a favorable OEM product mix in the Aerospace Systems Segment. Pension cost included in cost of sales for the current-year quarter and prior-year quarter were $42.6 million and $44.7 million, respectively. Cost of sales for the current-year quarter and prior-year quarter also included business realignment charges of $5.1 million and $6.2 million, respectively.

Selling, general and administrative expenses decreased for the current-year quarter primarily due to lower business realignment expenses and stock compensation expense partially offset by higher expenses associated with the Company's deferred compensation programs. Stock compensation expense decreased primarily as result of a lower number of stock awards granted in fiscal 2015. Pension cost included in selling, general and administrative expenses for both the current-year quarter and prior-year quarter was $16.8 million. Business realignment charges included in selling, general and administrative expenses were $0.7 million and $5.1 million for the current-year quarter and prior-year quarter, respectively.
Other (income), net for the current-year quarter includes income of $5.9 million related to equity method investments, a gain of $5.7 million related to the sale of a business and an expense of $6.7 million related to asset writedowns.
Effective tax rate for the current-year quarter was higher than the comparable prior-year quarter due to the expiration of the U.S. Research and Development tax credit, the expiration of a U.S. tax provision resulting in the recognition of additional deemed dividends as taxable income, and lower foreign tax credits. In addition, the current-year quarter had lower discrete tax benefits than the prior-year quarter. The Company expects the effective tax rate for fiscal 2015 will be approximately 29 percent.
RESULTS BY BUSINESS SEGMENT
Diversified Industrial Segment

	Three Months Ended September 30,
(dollars in millions)	2014	2013
Net sales
North America	$1,471.8	$1,387.9
International	1,263.5	1,270.8
Operating income
North America	264.2	234.2
International	$189.8	$173.4
Operating margin
North America	18.0%	16.9%
International	15.0%	13.6%
Backlog	$1,765.0	$1,765.5
`

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period compared to the comparable prior-year period:

Three Months Ended September 30, 2014
Diversified Industrial North America – as reported	6.0%
Acquisitions	0.2%
Currency	(0.4)%
Diversified Industrial North America – without acquisitions and currency	6.2%

Diversified Industrial International – as reported	(0.6)%
Acquisitions	—%
Currency	(1.3)%
Diversified Industrial International – without acquisitions and currency	0.7%

Total Diversified Industrial Segment – as reported	2.9%
Acquisitions	0.1%
Currency	(0.8)%
Total Diversified Industrial Segment – without acquisitions and currency	3.6%

The above presentation reconciles the percentage changes in net sales of the Diversified Industrial Segment reported in accordance with U.S. GAAP to percentage changes in net sales adjusted to remove the effects of acquisitions made within the prior four fiscal quarters as well as the effects of currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.
Excluding the effects of acquisitions and changes in currency exchange rates, the increase in Diversified Industrial North American sales for the current-year quarter is primarily due to higher demand from distributors as well as from end-users in the construction equipment, cars and light truck, and refrigeration and air conditioning markets, partially offset by lower demand in the farm and agriculture equipment market. Diversified Industrial International sales for the current-year quarter remained relatively flat as slight increases in volume in the Asia Pacific region and Europe were partially offset by the absence of sales from a divested business in Europe and lower volume in Latin America.
The increase in operating margins in the Diversified Industrial North American businesses for the current-year quarter was primarily due to higher volume and a favorable product mix, partially offset by higher warehouse, shipping and manufacturing support costs. The increase in operating margins in the Diversified Industrial International businesses for the current-year quarter was primarily due to manufacturing efficiencies, primarily resulting from business realignment actions taken in the prior year, lower business realignment charges in the current-year quarter and a more favorable product mix.

The following business realignment expenses are included in Diversified Industrial North America and Diversified Industrial International operating income:

	Three Months Ended September 30,
(dollars in thousands)	2014	2013
Diversified Industrial North America	$223	$1,305
Diversified Industrial International	5,626	9,318

The business realignment charges consist primarily of severance costs resulting from plant closures as well as general reductions in work force. The majority of the Diversified Industrial International business realignment charges were incurred in Europe. The Company does not anticipate that cost savings realized from the work force reduction measures taken during the first three months of fiscal 2015 in the Diversified Industrial North American businesses and Diversified Industrial International businesses will have a material impact on future operating income. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Diversified Industrial Segment. Such actions are expected to result in approximately $36 million in additional business realignment charges in the remainder of fiscal 2015.
Diversified Industrial Segment backlog remained flat from the prior-year quarter as shipments exceeding orders in the European and Latin American businesses was offset by orders exceeding shipments in the North American businesses and the Asia Pacific region. Current-quarter backlog decreased slightly from the June 30, 2014 amount of $1,861.0 million as shipments exceeding order rates in the European, North American and Latin American businesses were partially offset by order rates exceeding shipments in the Asia Pacific region. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. The Company anticipates Diversified Industrial North American sales for fiscal 2015 will increase between three percent and seven percent from the fiscal 2014 level and Diversified Industrial International sales for fiscal 2015 will decrease between four percent and one percent from the fiscal 2014 level. Diversified Industrial North American operating margins in fiscal 2015 are expected to range from 16.6 percent to 17.0 percent and Diversified Industrial International operating margins in fiscal 2015 are expected to range from 14.6 percent to 15.0 percent.

Aerospace Systems Segment

	Three Months Ended September 30,
(dollars in millions)	2014	2013
Net sales	$534.6	$567.5
Operating income	$65.3	$57.3
Operating margin	12.2%	10.1%
Backlog	$1,961.2	$1,983.0
The decrease in net sales in the Aerospace Systems Segment for the current-year quarter was primarily due to the absence of sales from a deconsolidated subsidiary whose sales are now reported by the joint venture with GE Aviation as well as lower volume in the military original equipment manufacturer (OEM) and aftermarket businesses, partially offset by higher volume in the commercial OEM and aftermarket businesses. The higher margins in the current-year quarter were primarily due to a favorable OEM product mix, and lower production support and engineering development costs.
The decrease in backlog from the prior-year quarter was primarily due to the absence of the backlog of a deconsolidated subsidiary as well as shipments exceeding order rates in the commercial and military aftermarket businesses, partially offset by order rates exceeding shipments in the commercial and military OEM businesses. The decrease in backlog from the June 30, 2014 amount of $1,993.6 million was primarily due to shipments exceeding order rates in the commercial and military OEM businesses and commercial aftermarket business, partially offset by order rates exceeding shipments for the military aftermarket business. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. For fiscal 2015, sales are expected to increase between two percent and three percent from the fiscal 2014 level (excluding fiscal 2014 sales of $49.5 million from the deconsolidated subsidiary) and operating margins are expected to range from 13.2 percent to 13.7 percent. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.
Corporate general and administrative expenses
Corporate general and administrative expenses were $55.4 million in the current-year quarter compared to $47.2 million in the comparable prior-year quarter. As a percent of sales, corporate general and administrative expenses was 1.7 percent in the current-year quarter compared to 1.5 percent in the prior-year quarter. The higher expense in the current year is primarily due to an increase in expenses related to the Company's deferred compensation program.

Other expense (in the Results By Business Segment) included the following:

(dollars in millions)	Three Months Ended, September 30,
Expense (income)	2014	2013
Foreign currency transaction	$(12.7)	$2.1
Stock-based compensation	29.5	37.7
Pensions	26.5	28.2
Divestitures and asset sales and writedowns	1.5	1.9
Other items, net	1.6	2.7
	$46.4	$72.6
The decrease in stock-based compensation expense in the current-year quarter is primarily due to fewer stock awards granted in fiscal 2015.

CONSOLIDATED BALANCE SHEET

(dollars in millions)	September 30, 2014	June 30, 2014
Cash	$2,037.6	$2,187.3
Trade accounts receivable, net	1,711.8	1,858.2
Inventories	1,441.4	1,371.7
Notes payable and long-term debt payable within one year	702.0	816.6
Shareholders’ equity	6,579.0	6,659.4
Working capital	$2,988.1	$2,818.8
Current ratio	2.03	1.87
Cash (comprised of cash and cash equivalents and marketable securities) includes $2,019 million and $2,126 million held by the Company's foreign subsidiaries at September 30, 2014 and June 30, 2014, respectively. Generally, cash and cash equivalents and marketable securities held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences. The Company's principal sources of liquidity are its cash flows provided by operating activities, commercial paper borrowings or borrowings directly from its line of credit. The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, benefit plan funding, dividend payments or share repurchases.
Trade accounts receivable, net are receivables due from customers for sales of product. Days sales outstanding relating to trade accounts receivable was 49 days at September 30, 2014 and 48 days at June 30, 2014. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.
Inventories as of September 30, 2014 increased $70 million (which includes a decrease of $41 million from the effect of foreign currency translation) compared to June 30, 2014. An increase in inventories was experienced in both the Diversified Industrial and Aerospace Systems Segments. Days' supply of inventory was 69 days at September 30, 2014, 61 days at June 30, 2014 and 70 days at September 30, 2013.
Notes payable and long-term debt payable within one year as of September 30, 2014 decreased from the June 30, 2014 amount due primarily to a $114 million decrease in commercial paper outstanding. The Company from time to time will utilize short-term intercompany loans to repay commercial paper borrowings. At times, the short-term intercompany loans are outstanding at the end of a fiscal quarter.
Shareholders’ equity activity during the first three months of fiscal 2015 included a decrease of approximately $50 million as a result of share repurchases and a decrease of approximately $302 million related to foreign currency translation adjustments.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended September 30,
(dollars in millions)	2014	2013
Cash provided by (used in):
Operating activities	$260.9	$282.7
Investing activities	(480.9)	(52.2)
Financing activities	(229.7)	(111.0)
Effect of exchange rates	(71.7)	44.7
Net (decrease) increase in cash and cash equivalents	$(521.4)	$164.2
Cash flows provided by operating activities in the current-year quarter benefited from an increase in net income, which was more than offset by an increase in cash used by working capital items. Cash flows provided by operating activities for the first three months of fiscal 2014 included $75 million of voluntary cash contributions made to the Company's domestic qualified defined benefit pension plan. The Company continues to focus on managing its inventory and other working capital requirements.

Cash flows used in investing activities increased in the first three months of fiscal 2015 primarily due to marketable securities investment activity.
Cash flows used in financing activities increased for the first three months of fiscal 2015 primarily due to a lower level of commercial paper borrowings.
The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-shareholders’ equity of no more than 37 percent.

(dollars in millions) Debt to Debt-Shareholders’ Equity Ratio	September, 2014	June 30, 2014
Debt	$2,185	$2,325
Debt & Shareholders’ equity	$8,764	$8,984
Ratio	24.9%	25.9%
At September 30, 2014, the Company had a line of credit totaling $2,000 million through a multi-currency revolving credit agreement with a group of banks, of which $1,298 million was available. The credit agreement expires in October 2017; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which would increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
As of September 30, 2014, the Company was authorized to sell up to $1,850 million of short-term commercial paper notes. As of September 30, 2014, $702 million of commercial paper notes were outstanding and the largest amount of commercial paper notes outstanding during the first quarter of fiscal 2015 was $813 million.
During the second quarter of fiscal 2015, the Company anticipates issuing long-term debt, the proceeds of which will be used for general corporate purposes, dividend payments and share repurchases.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at September 30, 2014, the most restrictive financial covenant provides that the ratio of secured debt to net tangible assets be less than 10 percent. However, the Company currently does not have secured debt in its debt portfolio. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

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

•ability to realize anticipated benefits from the consolidation of the Climate & Industrial Controls Group;

•	ability to implement successfully the Company's capital allocation initiatives, including timing, price and execution of share repurchases;
•threats associated with and efforts to combat terrorism;

•	uncertainties surrounding the ultimate resolution of outstanding legal proceedings, including the outcome of any appeals;

•	competitive market conditions and resulting effects on sales and pricing;

•	increases in raw material costs that cannot be recovered in product pricing;

•	the Company’s ability to manage costs related to insurance and employee retirement and health care benefits; and

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
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value. Further information on the fair value of these contracts is provided in Note 14 to the Consolidated Financial Statements. Gains or losses on derivatives that are not hedges are adjusted to fair value through the Consolidated Statement of Income. Gains or losses on derivatives that are hedges are adjusted to fair value through accumulated other comprehensive (loss) in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The translation of the foreign denominated debt that has been designated as a net investment hedge is recorded in accumulated other comprehensive (loss) and remains there until the underlying net investment is sold or substantially liquidated.
The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective.
There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On May 15, 2007, the European Commission issued its initial Request for Information to the Company and Parker ITR. On January 28, 2009, the European Commission announced the results of its investigation of the alleged cartel activities. As part of its decision, the European Commission found that Parker ITR infringed Article 81 of the European Community Treaty from April 1986 to May 2, 2007 and fined Parker ITR 25.61 million euros. The European Commission also determined that the Company was jointly and severally responsible for 8.32 million euros of the total fine which related to the period from January 2002, when the Company acquired Parker ITR, to May 2, 2007, when the cartel activities ceased. Parker ITR and the Company filed an appeal to the General Court of the European Union on April 10, 2009. On May 12, 2013, the court reversed in part the decision of the European Commission, reducing the original fine of 25.61 million euros to 6.40 million euros and holding that the Company and Parker ITR are jointly and severally liable for payment of the fine up to 6.30 million euros. The European Commission has appealed the ruling to the European Court of Justice.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)		(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2014 through July 31, 2014	138,600		$124.23	138,600		12,188,414
August 1, 2014 through August 31, 2014	185,494	(2)	$114.35	143,100	(3)	14,917,900
September 1, 2014 through September 30, 2014	140,915		$116.27	140,915		14,776,985
Total:	465,009			422,615		14,776,985

(1)
On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3 million shares of its common stock. From time to time thereafter, the Board of Directors has adjusted the overall maximum number of shares authorized for repurchase under this program and imposed an additional limitation on the number of shares authorized for repurchase in any single fiscal year. On January 24, 2013, and again on August 14, 2014, the Board of Directors approved an increase in the overall maximum number of shares authorized for repurchase under this program so that, beginning on such dates, the aggregate number of shares authorized for repurchase was 15 million shares. Such authorizations were limited, in any single fiscal year, to the greater of 7.5 million shares or five percent of the shares outstanding as of the end of the prior fiscal year. On October 22, 2014, the Company publicly announced that the Board of Directors increased the overall maximum number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million shares. There is no limitation on the amount of shares that can be repurchased in a fiscal year. There is no expiration date for this program.

(2)	Includes 42,394 shares surrendered to the Company by certain executive officers to satisfy tax withholding obligations on restricted stock issued under the Company's long term incentive plans.

(3)	This amount consists of 61,000 shares repurchased from August 1 through 13 under the prior authorization and 82,100 shares repurchased from August 14 through 31 under the new authorization.

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

10(a)	Parker-Hannifin Corporation Restricted Stock Unit Award Agreement dated August 14, 2013 for Jeffery A. Cullman.*

10(b)	Parker-Hannifin Corporation Restricted Stock Unit Terms and Conditions for Jeffery A. Cullman.*

10(c)	Parker-Hannifin Corporation Profitable Growth Incentive Plan.*

12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2014.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended September 30, 2014 and 2013, (ii) Consolidated Statement of Comprehensive Income for the three months ended September 30, 2014 and 2013, (iii) Consolidated Balance Sheet at September 30, 2014 and June 30, 2014, (iv) Consolidated Statement of Cash Flows for the three months ended September 30, 2014 and 2013 and (v) Notes to Consolidated Financial Statements for the three months ended September 30, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Jon. P. Marten
Jon P. Marten
Executive Vice President - Finance & Administration and Chief Financial Officer

Date: October 31, 2014

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10(a)	Parker-Hannifin Corporation Restricted Stock Unit Award Agreement dated August 14, 2013 for Jeffery A. Cullman.*

10(b)	Parker-Hannifin Corporation Restricted Stock Unit Terms and Conditions for Jeffery A. Cullman.*

10(c)	Parker-Hannifin Corporation Profitable Growth Incentive Plan.*

12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2014.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended September 30, 2014 and 2013, (ii) Consolidated Statement of Comprehensive Income for the three months ended September 30, 2014 and 2013, (iii) Consolidated Balance Sheet at September 30, 2014 and June 30, 2014, (iv) Consolidated Statement of Cash Flows for the three months ended September 30, 2014 and 2013 and (v) Notes to Consolidated Financial Statements for the three months ended September 30, 2014.