Form 10-Q
period 2014-12-31
PARKER HANNIFIN CORP
filed 2015-02-06
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding at December 31, 2014           142,455,351

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net sales	$3,134,993	$3,106,006	$6,404,925	$6,332,150
Cost of sales	2,401,584	2,419,971	4,861,449	4,896,380
Gross profit	733,409	686,035	1,543,476	1,435,770
Selling, general and administrative expenses	379,804	398,636	780,644	805,566
Goodwill and intangible asset impairment	—	188,870	—	188,870
Interest expense	27,645	20,851	48,606	41,809
Other (income), net	(17,306)	(417,638)	(25,675)	(419,881)
Income before income taxes	343,266	495,316	739,901	819,406
Income taxes	75,931	241,912	192,395	321,682
Net income	267,335	253,404	547,506	497,724
Less: Noncontrolling interest in subsidiaries' earnings	83	116	165	120
Net income attributable to common shareholders	$267,252	$253,288	$547,341	$497,604

Earnings per share attributable to common shareholders:
Basic	$1.84	$1.70	$3.72	$3.34
Diluted	$1.80	$1.66	$3.66	$3.28

Cash dividends per common share	$0.63	$0.45	$1.11	$0.90
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net income	$267,335	$253,404	$547,506	$497,724
Less: Noncontrolling interests in subsidiaries' earnings	83	116	165	120
Net income attributable to common shareholders	267,252	253,288	547,341	497,604

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(216,964)	22,606	(519,042)	179,840
Retirement benefits plan activity	25,064	27,129	51,922	54,622
Realized loss	51	51	102	102
Other comprehensive income (loss)	(191,849)	49,786	(467,018)	234,564
Less: Other comprehensive income (loss) for noncontrolling interests	(52)	34	(153)	(115)
Other comprehensive income (loss) attributable to common shareholders	(191,797)	49,752	(466,865)	234,679
Total comprehensive income attributable to common shareholders	$75,455	$303,040	$80,476	$732,283
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	(Unaudited)
	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,075,307	$1,613,555
Marketable securities and other investments	886,879	573,701
Trade accounts receivable, net	1,572,864	1,858,176
Non-trade and notes receivable	428,090	388,437
Inventories	1,453,996	1,371,681
Prepaid expenses	160,335	129,837
Deferred income taxes	150,301	136,193
Total current assets	5,727,772	6,071,580
Plant and equipment	4,962,046	5,152,591
Less: Accumulated depreciation	3,245,557	3,328,297
	1,716,489	1,824,294
Other assets	1,021,272	1,018,781
Intangible assets, net	1,090,972	1,188,282
Goodwill	3,011,894	3,171,425
Total assets	$12,568,399	$13,274,362
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$242,043	$816,622
Accounts payable, trade	1,145,202	1,252,040
Accrued payrolls and other compensation	317,113	453,321
Accrued domestic and foreign taxes	134,754	223,611
Other accrued liabilities	500,039	507,202
Total current liabilities	2,339,151	3,252,796
Long-term debt	2,725,510	1,508,142
Pensions and other postretirement benefits	1,309,477	1,346,224
Deferred income taxes	86,606	94,819
Other liabilities	347,514	409,573
Total liabilities	6,808,258	6,611,554
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at December 31 and June 30	90,523	90,523
Additional capital	617,036	595,498
Retained earnings	9,556,319	9,174,189
Accumulated other comprehensive (loss)	(1,290,363)	(823,498)
Treasury shares, at cost; 38,590,777 shares at December 31 and 32,143,315 shares at June 30	(3,216,766)	(2,377,284)
Total shareholders’ equity	5,756,749	6,659,428
Noncontrolling interests	3,392	3,380
Total equity	5,760,141	6,662,808
Total liabilities and equity	$12,568,399	$13,274,362
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$547,506	$497,724
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	103,671	108,535
Amortization	56,954	61,555
Share incentive plan compensation	52,217	75,370
Deferred income taxes	(35,253)	42,131
Foreign currency transaction (gain) loss	(23,186)	4,451
Loss on sale of plant and equipment	8,092	606
Gain on sale of businesses	(5,791)	—
Goodwill and intangible asset impairment	—	188,870
Net gain on deconsolidation	—	(412,612)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	211,530	222,827
Inventories	(155,335)	(86,684)
Prepaid expenses	(33,655)	18,457
Other assets	(4,175)	(39,594)
Accounts payable, trade	(53,990)	(82,302)
Accrued payrolls and other compensation	(113,482)	(104,977)
Accrued domestic and foreign taxes	(81,483)	33,730
Other accrued liabilities	(826)	(105)
Pensions and other postretirement benefits	79,332	86
Other liabilities	(13,629)	12,041
Net cash provided by operating activities	538,497	540,109
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash of $3,979 in 2014)	(18,640)	728
Capital expenditures	(109,781)	(111,847)
Proceeds from sale of plant and equipment	3,902	8,790
Proceeds from sale of businesses	22,779	—
Net proceeds from deconsolidation	—	202,498
Purchase of marketable securities and other investments	(971,606)	—
Maturities of marketable securities and other investments	475,851	—
Other	(43,239)	(728)
Net cash (used in) provided by investing activities	(640,734)	99,441
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,724	4,701
Payments for common shares	(871,567)	(103,707)
Tax benefit from share incentive plan compensation	16,319	17,222
Payments for notes payable, net	(815,172)	(115,532)
Proceeds from long-term borrowings	1,485,505	141
Payments for long-term borrowings	(358)	(1,443)
Dividends	(164,758)	(134,718)
Net cash (used in) financing activities	(347,307)	(333,336)
Effect of exchange rate changes on cash	(88,704)	51,896
Net (decrease) increase in cash and cash equivalents	(538,248)	358,110
Cash and cash equivalents at beginning of year	1,613,555	1,781,412
Cash and cash equivalents at end of period	$1,075,307	$2,139,522
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
BUSINESS SEGMENT INFORMATION
(Dollars in thousands)
(Unaudited)
The Company operates in two reportable business segments: Diversified Industrial and Aerospace Systems. The Diversified Industrial Segment includes a significant portion of international operations.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net sales
Diversified Industrial:
North America	$1,389,207	$1,325,402	$2,861,019	$2,713,277
International	1,187,400	1,276,851	2,450,897	2,547,646
Aerospace Systems	558,386	503,753	1,093,009	1,071,227
Total net sales	$3,134,993	$3,106,006	$6,404,925	$6,332,150
Segment operating income
Diversified Industrial:
North America	$226,888	$200,628	$491,124	$434,826
International	136,525	134,198	326,330	307,608
Aerospace Systems	66,817	45,034	132,166	102,332
Total segment operating income	430,230	379,860	949,620	844,766
Corporate general and administrative expenses	51,360	46,819	106,804	94,029
Income before interest expense and other expense	378,870	333,041	842,816	750,737
Interest expense	27,645	20,851	48,606	41,809
Other expense (income)	7,959	(183,126)	54,309	(110,478)
Income before income taxes	$343,266	$495,316	$739,901	$819,406

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 2014, the results of operations for the six months ended December 31, 2014 and 2013 and cash flows for the six months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2014 Annual Report on Form 10-K and previously filed fiscal 2015 Form 10-Q. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. No subsequent events have occurred that required adjustment to these financial statements.

2. New accounting pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that a company expects to be entitled to in exchange for the goods or services. To achieve this principle, a company must apply five steps including identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) the company satisfies the performance obligations. Additional quantitative and qualitative disclosure to enhance the understanding about the nature, amount, timing, and uncertainty of revenue and cash flows is also required. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company has not yet determined the effect that ASU 2014-09 will have on its results of operations, statement of financial position, or financial statement disclosures.

3. Product warranty
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of December 31, 2014 and June 30, 2014 is immaterial to the financial position of the Company and the change in the accrual for the current-year quarter and first six months of fiscal 2015 is immaterial to the Company’s results of operations and cash flows.

4. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended December 31, 2014 and 2013.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Numerator:
Net income attributable to common shareholders	$267,252	$253,288	$547,341	$497,604
Denominator:
Basic - weighted average common shares	145,493,247	149,153,599	147,116,038	149,195,452
Increase in weighted average common shares from dilutive effect of equity-based awards	2,689,530	2,997,425	2,347,242	2,547,937
Diluted - weighted average common shares, assuming exercise of equity-based awards	148,182,777	152,151,024	149,463,280	151,743,389
Basic earnings per share	$1.84	$1.70	$3.72	$3.34
Diluted earnings per share	$1.80	$1.66	$3.66	$3.28

4. Earnings per share, cont'd
For the three months ended December 31, 2014 and 2013, 873,214 and 350,129 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended December 31, 2014 and 2013, 1,004,789 and 1,188,562 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

5. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized to repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury stock. During the three-month period ended December 31, 2014, the Company repurchased 6,410,857 shares at an average price, including commissions, of $127.39 per share. Fiscal year-to-date, the Company repurchased 6,833,472 shares at an average price, including commissions, of $126.83 per share.

6. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor. Allowance for doubtful accounts was $11,217 and $16,040 at December 31, 2014 and June 30, 2014, respectively.

7. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2014	June 30, 2014
Notes receivable	$111,180	$117,400
Reverse repurchase agreements	151,238	54,772
Accounts receivable, other	165,672	216,265
Total	$428,090	$388,437
Reverse repurchase agreements are collateralized lending arrangements and have a maturity longer than three months from the date of purchase. The Company does not record an asset or liability for the collateral associated with the reverse repurchase agreements.

8. Inventories

The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2014	June 30, 2014
Finished products	$570,897	$532,968
Work in process	786,266	732,294
Raw materials	96,833	106,419
Total	$1,453,996	$1,371,681

9. Business realignment charges
The Company incurred business realignment charges in fiscal 2015 and fiscal 2014.
Business realignment charges by business segment are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Diversified Industrial	$9,084	$13,215	$14,933	$23,838
Aerospace Systems	—	—	—	626

Work force reductions in connection with such business realignment charges by business segment are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Diversified Industrial	72	312	174	582
Aerospace Systems	—	—	—	27
The charges primarily consist of severance costs related to plant closures as well as general work force reductions implemented by various operating units throughout the world, with the majority of the charges relating to realignment initiatives in Europe. In addition, asset write-downs of $1,915 for the six months ended December 31, 2014 and $257 and $1,331 for the three and six months ended December 31, 2013, respectively, were recognized in connection with plant closures in the Diversified Industrial Segment and are reflected in the other expense (income) caption in the Business Segment Information. The Company believes the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Cost of sales	$5,489	$9,051	$10,607	$15,244
Selling, general and administrative expenses	3,595	4,164	4,326	9,220
Other (income), net	—	257	1,915	1,331
As of December 31, 2014, approximately $4 million in severance payments have been made relating to charges incurred during fiscal 2015, the remainder of which are expected to be paid by December 31, 2015. All required severance payments relating to prior year actions have been made. Remaining severance payments related to current-year and prior-year actions of approximately $42 million are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the realignment actions described above, the timing and amount of which are not known at this time.

10. Equity
Changes in equity for the three months ended December 31, 2014 and 2013 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at September 30, 2014	$6,579,003	$3,361	$6,582,364
Net income	267,252	83	267,335
Other comprehensive (loss)	(191,797)	(52)	(191,849)
Dividends paid	(93,151)	—	(93,151)
Stock incentive plan activity	12,141	—	12,141
Shares purchased at cost	(816,699)	—	(816,699)
Balance at December 31, 2014	$5,756,749	$3,392	$5,760,141

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at September 30, 2013	$6,086,861	$2,910	$6,089,771
Net income	253,288	116	253,404
Other comprehensive income	49,752	34	49,786
Dividends paid	(67,330)	—	(67,330)
Stock incentive plan activity	23,395	—	23,395
Shares purchased at cost	(50,740)	—	(50,740)
Balance at December 31, 2013	$6,295,226	$3,060	$6,298,286

Changes in equity for the six months ended December 31, 2014 and 2013 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2014	$6,659,428	$3,380	$6,662,808
Net income	547,341	165	547,506
Other comprehensive (loss)	(466,865)	(153)	(467,018)
Dividends paid	(164,758)	—	(164,758)
Stock incentive plan activity	48,302	—	48,302
Shares purchased at cost	(866,699)	—	(866,699)
Balance at December 31, 2014	$5,756,749	$3,392	$5,760,141

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2013	$5,738,426	$3,055	$5,741,481
Net income	497,604	120	497,724
Other comprehensive income (loss)	234,679	(115)	234,564
Dividends paid	(134,718)	—	(134,718)
Stock incentive plan activity	59,235	—	59,235
Shares purchased at cost	(100,000)	—	(100,000)
Balance at December 31, 2013	$6,295,226	$3,060	$6,298,286

10. Equity, cont'd

Changes in accumulated other comprehensive (loss) in shareholder's equity by component for the six months ended December 31, 2014 and 2013 are as follows:

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Other	Total
Balance at June 30, 2014	$124,620	$(947,890)	$(228)	$(823,498)
Other comprehensive (loss) before reclassifications	(518,889)	—	—	(518,889)
Amounts reclassified from accumulated other comprehensive (loss)	—	51,922	102	52,024
Balance at December 31, 2014	$(394,269)	$(895,968)	$(126)	$(1,290,363)

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Other	Total
Balance at June 30, 2013	$(68,328)	$(1,039,072)	$(433)	$(1,107,833)
Other comprehensive income before reclassifications	179,955	—	—	179,955
Amounts reclassified from accumulated other comprehensive (loss)	—	54,622	102	54,724
Balance at December 31, 2013	$111,627	$(984,450)	$(331)	$(873,154)

Reclassifications out of accumulated other comprehensive (loss) in shareholder's equity for the three and six months ended December 31, 2014 and 2013 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Six Months Ended
	December 31, 2014	December 31, 2014
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,900)	$(4,544)	See Note 12
Recognized actuarial loss	(37,548)	(77,227)	See Note 12
Total before tax	(39,448)	(81,771)
Tax benefit	14,384	29,849	Income taxes
Net of tax	$(25,064)	$(51,922)

Other
Realized loss on cash flow hedges	$(76)	$(152)	Interest expense
Tax benefit	25	50	Income taxes
Net of tax	$(51)	$(102)

10. Equity, cont'd

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Six Months Ended
	December 31, 2013	December 31, 2013
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(2,183)	$(5,852)	See Note 12
Recognized actuarial loss	(40,611)	(80,379)	See Note 12
Total before tax	(42,794)	(86,231)
Tax benefit	15,665	31,609	Income taxes
Net of tax	$(27,129)	$(54,622)

Other
Realized loss on cash flow hedges	$(76)	$(152)	Interest expense
Tax benefit	25	50	Income taxes
Net of tax	$(51)	$(102)

11. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the six months ended December 31, 2014 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2014	$3,072,724	$98,701	$3,171,425
Acquisitions	8,682	—	8,682
Divestitures	(1,905)	—	(1,905)
Foreign currency translation and other	(166,266)	(42)	(166,308)
Balance at December 31, 2014	$2,913,235	$98,659	$3,011,894
Acquisitions represent the original goodwill allocation and final adjustments to the purchase price allocation for the acquisitions during the measurement period subsequent to the applicable acquisition dates.
Divestitures primarily represent goodwill associated with the sale of businesses during the first six months of fiscal 2015.
During the second quarter of fiscal 2014, the Company made a decision to restructure and change the strategic direction of its Worldwide Energy Products Division (EPD). The Company calculated the fair value of EPD using assumptions reflecting the Company's updated strategic direction for this reporting unit, the results of which indicated that the carrying value of EPD exceeded its fair value. As a result, the Company estimated the implied fair value of EPD's goodwill, which resulted in a non-cash impairment charge of $140,334. The impairment charge is reflected in the goodwill and intangible asset impairment caption in the Consolidated Statement of Income and in the other expense (income) caption in the Business Segment Information. The fair value of EPD was calculated using both a discounted cash flow analysis and estimated fair market values of comparable businesses with each valuation method having equal weight. Fair value calculated using a discounted cash flow analysis is classified within level 3 of the fair value hierarchy and requires several assumptions including a risk-adjusted interest rate and future sales and operating margin levels.

11. Goodwill and intangible assets, cont'd
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	December 31, 2014		June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$153,157	$86,710	$160,030	$86,708
Trademarks	367,845	170,657	391,268	174,114
Customer lists and other	1,418,285	590,948	1,481,560	583,754
Total	$1,939,287	$848,315	$2,032,858	$844,576

Total intangible amortization expense for the six months ended December 31, 2014 was $55,447. The estimated amortization expense for the five years ending June 30, 2015 through 2019 is $107,789, $104,052, $100,122, $94,759, and $88,470, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the six months ended December 31, 2014.
During the second quarter of fiscal 2014, in connection with the goodwill impairment review of EPD discussed above, the Company determined that certain intangible assets of EPD, primarily trademarks and customer lists, were impaired resulting in a non-cash impairment charge of $43,664. The impairment charge is reflected in the goodwill and intangible asset impairment caption in the Consolidated Statement of Income and in the other expense (income) caption in the Business Segment Information. The fair value of EPD's intangible assets were determined using an income approach for the individual intangible assets. Fair value calculated using an income approach is classified within level 3 of the fair value hierarchy and requires several assumptions including future sales and operating margins expected to be generated from the use of the individual intangible asset.

12. Retirement benefits
Net pension benefit cost recognized included the following components:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Service cost	$24,583	$22,457	$49,657	$49,686
Interest cost	44,305	47,465	90,798	95,009
Expected return on plan assets	(54,961)	(56,574)	(110,189)	(112,962)
Amortization of prior service cost	1,927	2,204	4,597	5,894
Amortization of net actuarial loss	37,297	40,261	76,725	79,679
Amortization of initial net obligation	4	5	9	10
Net pension benefit cost	$53,155	$55,818	$111,597	$117,316

12. Retirement benefits, cont'd
Net postretirement benefit cost recognized included the following components:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Service cost	$156	$206	$312	$412
Interest cost	742	709	1,484	1,418
Amortization of prior service benefit	(31)	(26)	(62)	(52)
Amortization of net actuarial loss	251	350	502	700
Net postretirement benefit cost	$1,118	$1,239	$2,236	$2,478

13. Debt

During the second quarter of fiscal 2015, the Company issued $500,000 of ten-year medium-term notes, $500,000 of twenty-year medium-term notes and $500,000 of thirty-year medium-term notes. The ten-year medium-term notes are due in a balloon payment in November 2024 and carry an interest rate of 3.30 percent. The twenty-year medium-term notes are due in a balloon payment in November 2034 and carry an interest rate of 4.20 percent. The thirty-year medium-term notes are due in a balloon payment in November 2044 and carry an interest rate of 4.45 percent. Interest payments are due semi-annually. Debt issuance costs for all medium-term notes issued were approximately $12,300 and will be amortized over the term of the notes. The Company used a portion of the net proceeds from the notes issuance to repay outstanding commercial paper borrowings.
14. Income taxes
The effective tax rate for the current-year quarter and the first six months of fiscal 2015 was lower than the comparable prior-year periods due to discrete tax costs that occurred in the prior-year, an increase in estimated foreign earnings in low tax rate jurisdictions, and the re-enactment of the United States (U.S.) Research and Development tax credit. In addition, the current-year quarter tax rate was reduced by the re-enactment of the U.S. treatment of payments between controlled foreign corporations.
The Company and its subsidiaries file federal and state income tax returns in the U.S. and in various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is open to assessment of its federal income tax returns by the U.S. Internal Revenue Service for fiscal years after 2011. The Company is also open to assessment for fiscal years after 2006 for all significant state, local and foreign jurisdictions. Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements.
As of December 31, 2014, the Company had gross unrecognized tax benefits of $143,830. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $64,484. If recognized, a significant portion of the gross unrecognized tax benefits would be offset against an asset currently recorded in the Consolidated Balance Sheet. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, is $10,954. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $100,000 as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of unrecognized tax benefits within the next 12 months is expected to be insignificant.

15. Financial instruments
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

	December 31, 2014	June 30, 2014
Carrying value of long-term debt (excluding capital leases)	$2,967,468	$1,508,420
Estimated fair value of long-term debt (excluding capital leases)	3,242,988	1,708,723
The fair value of long-term debt was determined based on observable market prices in the active market in which the security is traded and is classified within level 2 of the fair value hierarchy.
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
The following summarizes the location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet as of December 31, 2014 and June 30, 2014:

	Balance Sheet Caption	December 31, 2014	June 30, 2014
Net investment hedges
Cross-currency swap contracts	Other liabilities	$9,971	$45,790
Cash flow hedges
Costless collar contracts	Non-trade and notes receivable	4,408	3,508
Forward exchange contracts	Non-trade and notes receivable	432	(41)
Costless collar contracts	Other accrued liabilities	4,772	378

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

15. Financial instruments, cont'd
Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Forward exchange contracts	$462	$(595)	$479	$(624)
Costless collar contracts	(24)	3,729	(1,364)	6,720
Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Cross-currency swap contracts	$10,233	$(4,852)	$22,128	$(11,488)
Foreign denominated debt	9,255	(296)	25,145	(6,882)
There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor was any portion of these financial instruments excluded from the effectiveness testing, during the six months ended December 31, 2014 and 2013.
A summary of financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2014 and June 30, 2014 are as follows:

		Quoted Prices	Significant Other	Significant
	Total	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed income mutual funds	$118,417	$62,378	$56,039	$—
Derivatives	4,840	—	4,840	—
Liabilities:
Derivatives	14,743	—	14,743	—

		Quoted Prices	Significant Other	Significant
	Total	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$3,508	$—	$3,508	$—
Liabilities:
Derivatives	46,209	—	46,209	—

15. Financial instruments, cont'd
Fixed income mutual funds consist of investments in mutual funds with variable net asset values. The fixed income mutual funds' fair values are determined using both the closing market price reported in the active market in which the fund is traded and the market price for similar assets that are traded in an active market.
Derivatives consist of forward exchange, costless collar and cross-currency swap contracts, the fair values of which are calculated using market observable inputs including both spot and forward prices for the same underlying currencies. The calculation of fair value of the cross-currency swap contracts also utilizes a present value cash flow model that has been adjusted to reflect the credit risk of either the Company or the counterparty.

There are no other financial assets or financial liabilities that are marked to market on a recurring basis. Fair values are transferred between levels of the fair value hierarchy when facts and circumstances indicate that a change in the method of estimating the fair value of a financial asset or financial liability is warranted.

16. Deconsolidation of subsidiary

During the second quarter of fiscal 2014, the Company and GE Aviation, a non-related party, finalized a joint venture in which the Company sold a 50 percent equity interest in one of its wholly-owned subsidiaries. The sale of the 50 percent equity interest in the wholly-owned subsidiary resulted in a loss of control of the subsidiary, and therefore it was deconsolidated from the Company's financial statements during the second quarter of fiscal 2014. The Company's equity interest in the joint venture with GE Aviation is accounted for using the equity method of accounting. A significant portion of the underlying net assets of the joint venture are related to goodwill.

The Company recognized a pre-tax gain of $413 million on the deconsolidation, measured as the fair value of the consideration received for the 50 percent equity interest in the former subsidiary and the fair value of the retained investment less the carrying amount of the former subsidiary's net assets. Approximately $186 million of the pre-tax gain is attributable to the remeasurement of the retained investment in the former subsidiary to its current fair value. The gain is reflected in the other (income) net caption in the Consolidated Statement of Income and the other expense (income) caption in the Business Segment Information for the three and six months ended December 31, 2013.

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

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014
AND COMPARABLE PERIODS ENDED DECEMBER 31, 2013
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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	December 31, 2014	September 30, 2014	June 30, 2014
United States	55.5	56.6	55.3
Eurozone countries	50.6	50.3	51.8
China	49.6	50.2	50.7
Brazil	50.2	49.3	48.7
Global aircraft miles flown have increased approximately six percent from the comparable fiscal 2014 level and global revenue passenger miles have increased approximately six percent from the comparable fiscal 2014 level. The Company anticipates that U.S. Department of Defense spending with regard to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2015 will be approximately one percent higher than the comparable fiscal 2014 level.
Housing starts in December 2014 were approximately five percent higher than housing starts in December 2013 and were approximately seven percent higher than housing starts in June 2014.
The Company remains focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company has been able to borrow funds at affordable interest rates and had a debt to debt-shareholders’ equity ratio of 34.0 percent at December 31, 2014 compared to 24.9 percent at September 30, 2014 and 25.9 percent at June 30, 2014. Net of cash and cash equivalents and marketable securities, the debt to debt-shareholders' equity ratio was 14.9 percent at December 31, 2014 compared to 2.2 percent at September 30, 2014 and 2.0 percent at June 30, 2014.
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
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2014	2013	2014	2013
Net sales	$3,135.0	$3,106.0	$6,404.9	$6,332.2
Gross profit	$733.4	$686.0	$1,543.5	$1,435.8
Gross profit margin	23.4%	22.1%	24.1%	22.7%
Selling, general and administrative expenses	$379.8	$398.6	$780.6	$805.6
Selling, general and administrative expenses, as a percent of sales	12.1%	12.8%	12.2%	12.7%
Goodwill and intangible asset impairment	$—	$188.9	$—	$188.9
Interest expense	27.6	20.9	48.6	41.8
Other (income), net	$(17.3)	$(417.6)	$(25.7)	$(419.9)
Effective tax rate	22.1%	48.8%	26.0%	39.3%
Net income	$267.3	$253.4	$547.5	$497.7
Net income, as a percent of sales	8.5%	8.2%	8.5%	7.9%

Net sales for the current-year quarter and first six months of fiscal 2015 increased from the comparable prior-year periods primarily due to higher volume experienced in the Diversified Industrial North American businesses and Aerospace Systems Segment more than offsetting lower volume experienced in the Diversified Industrial International businesses. Acquisitions made in the last 12 months contributed approximately $6 million and $9 million in sales in the current-year quarter and first six months of fiscal 2015, respectively. The effect of currency rate changes decreased net sales by approximately $108 million in the current-year quarter and $131 million for the first six months of fiscal 2015.
Gross profit margin increased in the current-year quarter and first six months of fiscal 2015 primarily due to higher sales volume and a favorable product mix in the Diversified Industrial North American businesses; lower fixed overhead costs in the Diversified Industrial International businesses, reflecting the benefits of business realignment actions taken in the prior year; and a favorable OEM product mix in the Aerospace Systems Segment. Pension cost included in cost of sales for the current-year quarter and prior-year quarter were $39.3 million and $40.4 million, respectively, and $81.9 million and $85.1 million for the first six months of fiscal 2015 and fiscal 2014, respectively. Cost of sales for the current-year quarter and prior-year quarter also included business realignment charges of $5.5 million and $9.1 million, respectively, and $10.6 and $15.2 million for the first six months of fiscal 2015 and fiscal 2014, respectively.

Selling, general and administrative expenses decreased for the current-year quarter and first six months of fiscal 2015 primarily due to lower business realignment expenses, stock compensation, and incentive compensation expense, partially offset by higher expenses associated with the Company's deferred compensation programs. Stock compensation expense decreased primarily as result of a lower number of stock awards granted in fiscal 2015. Pension cost included in selling, general and administrative expenses for the current-year quarter and prior-year quarter was $14.4 million and $15.4 million, respectively and $31.2 million and $32.2 million for the first six months of fiscal 2015 and fiscal 2014, respectively. Business realignment charges included in selling, general and administrative expenses were $3.6 million and $4.1 million for the current-year quarter and prior-year quarter, respectively, and $4.3 million and $9.2 million for the first six months of fiscal 2015 and fiscal 2014, respectively.
Goodwill and intangible asset impairment relates to the Worldwide Energy Products Division. Refer to Note 11 to the Consolidated Financial Statements for further discussion.
Other (income), net in the current-year quarter and first six months of fiscal 2015 includes income of $5.3 million and $11.2 million, respectively, related to equity method investments, a gain of $1.9 million and $7.7 million, respectively, related to the sale of businesses and an expense of $0.4 million and $7.1 million, respectively, related to asset writedowns. Other (income), net in the prior-year quarter and first six months of fiscal 2014 included a gain of $413 million related to the deconsolidation of a subsidiary. Refer to Note 16 to the Consolidated Financial Statements for further discussion.
Interest expense for the current-year quarter and first six months of fiscal 2015 increased from the comparable prior-year periods primarily due to a higher weighted-average interest rate on borrowings. The higher weighted-average interest rate primarily results from the issuance of $1,500 million of medium-term notes during the current-year quarter.
Effective tax rate for the current-year quarter and the first six months of fiscal 2015 was lower than the comparable prior-year periods due to discrete tax costs that occurred in the prior-year, an increase in estimated foreign earnings in low tax jurisdictions, and the re-enactment of the U.S. Research and Development tax credit. In addition, the current-year quarter tax rate was reduced by the re-enactment of the U.S. treatment of payments between controlled foreign corporations. The Company expects the effective tax rate for fiscal 2015 will be approximately 27 percent.
RESULTS BY BUSINESS SEGMENT
Diversified Industrial Segment

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2014	2013	2014	2013
Net sales
North America	$1,389.2	$1,325.4	$2,861.0	$2,713.3
International	1,187.4	1,276.9	2,450.9	2,547.6
Operating income
North America	226.9	200.6	491.1	434.8
International	$136.5	$134.2	$326.3	$307.6
Operating margin
North America	16.3%	15.1%	17.2%	16.0%
International	11.5%	10.5%	13.3%	12.1%
Backlog	$1,761.3	$1,802.6	$1,761.3	$1,802.6
`

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period compared to the comparable prior-year period:

	Period ending December 31,
	Three Months	Six Months
Diversified Industrial North America – as reported	4.8%	5.4%
Acquisitions	0.3%	0.2%
Currency	(0.7)%	(0.6)%
Diversified Industrial North America – without acquisitions and currency	5.2%	5.8%

Diversified Industrial International – as reported	(7.0)%	(3.8)%
Acquisitions	0.2%	0.1%
Currency	(7.5)%	(4.4)%
Diversified Industrial International – without acquisitions and currency	0.3%	0.5%

Total Diversified Industrial Segment – as reported	(1.0)%	1.0%
Acquisitions	0.2%	0.2%
Currency	(4.1)%	(2.5)%
Total Diversified Industrial Segment – without acquisitions and currency	2.9%	3.3%
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
Excluding the effects of acquisitions and changes in currency exchange rates, the increase in Diversified Industrial North American sales for the current-year quarter and first six months of fiscal 2015 is primarily due to higher demand from distributors as well as from end-users in the construction equipment, refrigeration and air conditioning markets, oil and gas, heavy-duty truck and car and light truck markets, partially offset by lower demand in the farm and agriculture equipment market. Diversified Industrial International sales for the current-year quarter and first six months of fiscal 2015 remained relatively flat as slight increases in volume in the Asia Pacific region and Europe were offset by the absence of sales from a divested business in Europe and lower volume in Latin America.
The increase in operating margins in the Diversified Industrial North American businesses for the current-year quarter and first six months of fiscal 2015 was primarily due to higher volume, a favorable product mix and manufacturing efficiencies, partially offset by higher material prices and higher warehouse, shipping and manufacturing support costs. The increase in operating margins in the Diversified Industrial International businesses for the current-year quarter and first six months of fiscal 2015 was primarily due to lower fixed overhead costs, primarily resulting from business realignment actions taken in the prior year and lower business realignment charges in the current-year quarter and first six months of fiscal 2015.

The following business realignment expenses are included in Diversified Industrial North America and Diversified Industrial International operating income:

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in thousands)	2014	2013	2014	2013
Diversified Industrial North America	$106	$346	$329	$1,651
Diversified Industrial International	8,978	12,869	14,604	22,187

The business realignment charges consist primarily of severance costs resulting from plant closures as well as general reductions in work force. The majority of the Diversified Industrial International business realignment charges were incurred in Europe. The Company does not anticipate that cost savings realized from the work force reduction measures taken during the first six months of fiscal 2015 in the Diversified Industrial North American businesses and Diversified Industrial

International businesses will have a material impact on future operating income. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Diversified Industrial Segment. Such actions are expected to result in approximately $24 million in additional business realignment charges in the remainder of fiscal 2015.
Diversified Industrial Segment backlog decreased from the prior-year quarter as shipments exceeding orders in the European and Latin American businesses more than offset orders exceeding shipments in the North American businesses. Current-quarter backlog decreased from the June 30, 2014 amount of $1,861.0 million as shipments exceeded order rates in all regions. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. The Company anticipates Diversified Industrial North American sales for fiscal 2015 will increase between three percent and six percent from the fiscal 2014 level and Diversified Industrial International sales for fiscal 2015 will decrease between eight percent and six percent from the fiscal 2014 level. Diversified Industrial North American operating margins in fiscal 2015 are expected to range from 16.8 percent to 17.2 percent and Diversified Industrial International operating margins in fiscal 2015 are expected to range from 14.3 percent to 14.5 percent.
Aerospace Systems Segment

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2014	2013	2014	2013
Net sales	$558.4	$503.8	$1,093.0	$1,071.2
Operating income	$66.8	$45.0	$132.2	$102.3
Operating margin	12.0%	8.9%	12.1%	9.6%
Backlog	$1,916.5	$1,828.7	$1,916.5	$1,828.7
The increase in net sales in the Aerospace Systems Segment for the current-year quarter were due to higher volume in the commercial and military original equipment manufacturer (OEM) businesses and commercial and military aftermarket businesses. The increase in net sales for the first six months of fiscal 2015 was due to higher volume in the commercial OEM and aftermarket businesses and military aftermarket business, partially offset by lower volume in the military OEM business. The higher margins in the current-year quarter and first six months of fiscal 2015 were primarily due to higher OEM profitability, higher aftermarket volume and lower production support costs.
The increase in backlog from the prior-year quarter was primarily due to higher orders than shipments in the commercial OEM business partially offset by shipments exceeding orders in the military OEM and aftermarket businesses and the commercial aftermarket business. The decrease in backlog from the June 30, 2014 amount of $1,993.6 million was primarily due to shipments exceeding orders in the commercial and military OEM businesses and commercial aftermarket business, partially offset by orders exceeding shipments in the military aftermarket business. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. For fiscal 2015, sales are expected to increase between four percent and five percent from the fiscal 2014 level (excluding fiscal 2014 sales of $49.5 million from the deconsolidated subsidiary) and operating margins are expected to range from 13.2 percent to 13.6 percent. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.
Corporate general and administrative expenses
Corporate general and administrative expenses were $51.4 million in the current-year quarter compared to $46.8 million in the comparable prior-year quarter and were $106.8 million for the first six months of fiscal 2015 compared to $94.0 million for the first six months of 2014. As a percent of sales, corporate general and administrative expenses increased to 1.6 percent in the current-year quarter from 1.5 percent in the prior-year quarter and increased to 1.7 percent in the first six months of 2015 from 1.5 percent in the first six months of fiscal 2014. The higher expense in the current-year quarter is primarily due to an increase in research and development expenses partially offset by lower net expenses related to the Company's incentive and deferred compensation programs. The higher expense for the first six months of fiscal 2015 is primarily due to an increase in research and development expenses and higher net expenses related to the Company's incentive and deferred compensation programs.

Other expense (income) (in the Results By Business Segment) included the following:

(dollars in millions)	Three Months Ended, December 31,		Six Months Ended, December 31,
Expense (income)	2014	2013	2014	2013
Foreign currency transaction	$(10.5)	$2.4	$(23.2)	$4.5
Stock-based compensation	9.9	13.7	39.4	51.3
Pensions	23.0	26.7	49.5	54.9
Divestitures and asset sales and writedowns	(1.0)	(414.0)	0.4	(412.0)
Goodwill and intangible asset impairment	—	188.9	—	188.9
Other items, net	(13.4)	(0.8)	(11.8)	1.9
	$8.0	$(183.1)	$54.3	$(110.5)
Foreign currency transaction relates to the impact of changes in foreign exchange rates on cash and marketable securities and intercompany transactions. The decrease in stock-based compensation expense in the current-year quarter and first six months of fiscal 2015 is primarily due to fewer stock awards granted in fiscal 2015. Included in divestitures and asset sales and writedowns for the three and six months ended December 31, 2013 is a gain of approximately $413 million resulting from the deconsolidation of a subsidiary. Refer to Note 16 to the Consolidated Financial Statements for further discussion. Refer to Note 11 to the Consolidated Financial Statements for further discussion of the goodwill and intangible asset impairment.
CONSOLIDATED BALANCE SHEET

(dollars in millions)	December 31, 2014	June 30, 2014
Cash	$1,962.2	$2,187.3
Trade accounts receivable, net	1,572.9	1,858.2
Inventories	1,454.0	1,371.7
Notes payable and long-term debt payable within one year	242.0	816.6
Long-term debt	2,725.5	1,508.1
Shareholders’ equity	5,756.7	6,659.4
Working capital	$3,388.6	$2,818.8
Current ratio	2.45	1.87
Cash (comprised of cash and cash equivalents and marketable securities and other investments) includes $1,953 million and $2,126 million held by the Company's foreign subsidiaries at December 31, 2014 and June 30, 2014, respectively. Generally, cash and cash equivalents and marketable securities held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences. The Company's principal sources of liquidity are its cash flows provided by operating activities, commercial paper borrowings or borrowings directly from its line of credit. The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, benefit plan funding, dividend payments or share repurchases.
Trade accounts receivable, net are receivables due from customers for sales of product. Days sales outstanding relating to trade accounts receivable was 47 days at December 31, 2014 and 48 days at June 30, 2014. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.
Inventories as of December 31, 2014 increased $82 million (which includes a decrease of $72 million from the effect of foreign currency translation) compared to June 30, 2014. An increase in inventories was experienced in both the Diversified Industrial North American businesses and the Aerospace Systems Segment. Days' supply of inventory was 72 days at December 31, 2014, 61 days at June 30, 2014 and 72 days at December 31, 2013.
Notes payable and long-term debt payable within one year as of December 31, 2014 decreased from the June 30, 2014 amount due primarily to a decrease in commercial paper outstanding. The Company from time to time will utilize short-term intercompany loans to repay commercial paper borrowings. At times, the short-term intercompany loans are outstanding at the end of a fiscal quarter.

Long-term debt as of December 31, 2014 increased from the June 30, 2014 amount as the Company issued $1,500 million of medium-term notes during the second quarter of fiscal 2015. Refer to Note 13 to the Consolidated Financial Statements for further discussion.
Shareholders’ equity activity during the first six months of fiscal 2015 included a decrease of approximately $867 million as a result of share repurchases and a decrease of approximately $519 million related to foreign currency translation adjustments, primarily related to the Euro.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended December 31,
(dollars in millions)	2014	2013
Cash provided by (used in):
Operating activities	$538.5	$540.1
Investing activities	(640.7)	99.4
Financing activities	(347.3)	(333.3)
Effect of exchange rates	(88.7)	51.9
Net (decrease) increase in cash and cash equivalents	$(538.2)	$358.1
Cash flows provided by operating activities for the first six months of fiscal 2015 benefited from an increase in net income, which was more than offset by an increase in cash used by working capital items. Cash flows provided by operating activities in the first six months of fiscal 2014 includes a $189 million impairment charge and a $413 million gain on the deconsolidation of a subsidiary. Refer to Note 11 and Note 16 to the Consolidated Financial Statements for further discussion of the impairment charge and gain on deconsolidation, respectively. Cash flows provided by operating activities for the first six months of fiscal 2014 also included $75 million of voluntary cash contributions made to the Company's domestic qualified defined benefit pension plan. The Company continues to focus on managing its inventory and other working capital requirements.
Cash flows used in investing activities increased in the first six months of fiscal 2015 primarily due to marketable securities and other investments activity.
Cash flows used in financing activities for the first six months of fiscal 2015 includes the issuance of $1,500 million of medium-tern notes and the repayment of commercial paper notes outstanding at the time of the debt issuance. Cash flows used in financing activities included the repurchase of 6.8 million common shares for $867 million in the first six months of fiscal 2015 as compared to the repurchase of 0.9 million common shares for $100 million in the first six months of fiscal 2014.
The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-shareholders’ equity of no more than 37 percent.

(dollars in millions) Debt to Debt-Shareholders’ Equity Ratio	December 31, 2014	June 30, 2014
Debt	$2,968	$2,325
Debt & Shareholders’ equity	$8,724	$8,984
Ratio	34.0%	25.9%
At December 31, 2014, the Company had a line of credit totaling $2,000 million through a multi-currency revolving credit agreement with a group of banks, all of which was available. The credit agreement expires in October 2017; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which would increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

As of December 31, 2014, the Company was authorized to sell up to $1,850 million of short-term commercial paper notes. As of December 31, 2014, no commercial paper notes were outstanding and the largest amount of commercial paper notes outstanding during the second quarter of fiscal 2015 was $1,067 million. The Company used a portion of the proceeds from its medium-term note issuance to pay off the commercial paper notes outstanding
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at December 31, 2014, the most restrictive financial covenant provides that the ratio of secured debt to net tangible assets be less than 10 percent. However, the Company currently does not have secured debt in its debt portfolio. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

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
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value. Further information on the fair value of these contracts is provided in Note 15 to the Consolidated Financial Statements. Gains or losses on derivatives that are not hedges are adjusted to fair value through the Consolidated Statement of Income. Gains or losses on derivatives that are hedges are adjusted to fair value through accumulated other comprehensive (loss) in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The translation of the foreign denominated debt that has been designated as a net investment hedge is recorded in accumulated other comprehensive (loss) and remains there until the underlying net investment is sold or substantially liquidated.
The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective.
There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On May 15, 2007, the European Commission issued its initial Request for Information to the Company and Parker ITR. On January 28, 2009, the European Commission announced the results of its investigation of the alleged cartel activities. As part of its decision, the European Commission found that Parker ITR infringed Article 81 of the European Community Treaty from April 1986 to May 2, 2007 and fined Parker ITR 25.61 million euros. The European Commission also determined that the Company was jointly and severally responsible for 8.32 million euros of the total fine which related to the period from January 2002, when the Company acquired Parker ITR, to May 2, 2007, when the cartel activities ceased. Parker ITR and the Company filed an appeal to the General Court of the European Union on April 10, 2009. On May 12, 2013, the court reversed in part the decision of the European Commission, reducing the original fine of 25.61 million euros to 6.40 million euros and holding that the Company and Parker ITR are jointly and severally liable for payment of the fine up to 6.30 million euros. The European Commission has appealed the ruling to the European Court of Justice. On December 18, 2014, the European Court of Justice reversed the ruling of the General Court and referred the case back to the General Court.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)		(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2014 through October 31, 2014	163,974	(2)	$110.85	163,300	(3)	34,944,000
November 1, 2014 through November 30, 2014	3,163,150		$127.96	3,163,150		31,780,850
December 1, 2014 through December 31, 2014	3,084,407		$127.64	3,084,407		28,696,443
Total:	6,411,531		$127.37	6,410,857		28,696,443

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

(2)
Includes 674 shares surrendered to the Company by certain non-employee directors to satisfy tax withholding obligations on restricted stock issued under the Company's non-employee directors' stock incentive plan.

(3)	This amount consists of 107,300 shares repurchased from October 1 through 21 under the prior authorization and 56,000 shares repurchased from October 22 through 31 under the new authorization.

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

10(a)
Parker-Hannifin Corporation Global Employee Stock Purchase Plan incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with the the Securities and Exchange Commission on September 22, 2014 (Commission file No. 1-4982).

10(b)	Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 22, 2014.*

12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2014.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended December 31, 2014 and 2013, (ii) Consolidated Statement of Income for the six months ended December 31, 2014 and 2013, (iii) Consolidated Statement of Comprehensive Income for the three months ended December 31, 2014 and 2013, (iv) Consolidated Statement of Comprehensive Income for the six months ended December 31, 2014 and 2013, (v) Balance Sheet at December 31, 2014 and June 30, 2014, (vi) Consolidated Statement of Cash Flows for the six months ended December 31, 2014 and 2013, and (vii) Notes to Consolidated Financial Statements for the six months ended December 31, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Jon. P. Marten
Jon P. Marten
Executive Vice President - Finance & Administration and Chief Financial Officer

Date: February 6, 2015

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10(a)
Parker-Hannifin Corporation Global Employee Stock Purchase Plan incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with the the Securities and Exchange Commission on September 22, 2014 (Commission file No. 1-4982).

10(b)	Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 22, 2014.*

12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2014.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended December 31, 2014 and 2013, (ii) Consolidated Statement of Income for the six months ended December 31, 2014 and 2013, (iii) Consolidated Statement of Comprehensive Income for the three months ended December 31, 2014 and 2013, (iv) Consolidated Statement of Comprehensive Income for the six months ended December 31, 2014 and 2013, (v) Balance Sheet at December 31, 2014 and June 30, 2014, (vi) Consolidated Statement of Cash Flows for the six months ended December 31, 2014 and 2013, and (vii) Notes to Consolidated Financial Statements for the six months ended December 31, 2014.