Form 10-Q
period 2015-03-31
PARKER HANNIFIN CORP
filed 2015-05-08
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding at March 31, 2015           138,676,726

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net sales	$3,162,311	$3,358,406	$9,567,236	$9,690,556
Cost of sales	2,373,016	2,605,893	7,234,465	7,502,273
Gross profit	789,295	752,513	2,332,771	2,188,283
Selling, general and administrative expenses	372,306	407,241	1,152,950	1,212,807
Goodwill and intangible asset impairment	—	—	—	188,870
Interest expense	35,003	20,594	83,609	62,403
Other (income), net	(6,380)	(4,812)	(32,055)	(424,693)
Income before income taxes	388,366	329,490	1,128,267	1,148,896
Income taxes	102,904	86,972	295,299	408,654
Net income	285,462	242,518	832,968	740,242
Less: Noncontrolling interest in subsidiaries' earnings	117	112	282	232
Net income attributable to common shareholders	$285,345	$242,406	$832,686	$740,010

Earnings per share attributable to common shareholders:
Basic	$2.06	$1.63	$5.77	$4.96
Diluted	$2.02	$1.60	$5.68	$4.88

Cash dividends per common share	$0.63	$0.48	$1.74	$1.38
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net income	$285,462	$242,518	$832,968	$740,242
Less: Noncontrolling interests in subsidiaries' earnings	117	112	282	232
Net income attributable to common shareholders	285,345	242,406	832,686	740,010

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(373,942)	(1,067)	(892,984)	178,773
Retirement benefits plan activity	25,871	27,179	77,793	81,801
Other	183	51	285	153
Other comprehensive income (loss)	(347,888)	26,163	(814,906)	260,727
Less: Other comprehensive income (loss) for noncontrolling interests	(27)	86	(180)	(29)
Other comprehensive income (loss) attributable to common shareholders	(347,861)	26,077	(814,726)	260,756
Total comprehensive income (loss) attributable to common shareholders	$(62,516)	$268,483	$17,960	$1,000,766
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	(Unaudited)
	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,017,013	$1,613,555
Marketable securities and other investments	1,013,692	573,701
Trade accounts receivable, net	1,701,017	1,858,176
Non-trade and notes receivable	324,140	388,437
Inventories	1,387,681	1,371,681
Prepaid expenses	188,855	129,837
Deferred income taxes	152,599	136,193
Total current assets	5,784,997	6,071,580
Plant and equipment	4,806,883	5,152,591
Less: Accumulated depreciation	3,163,345	3,328,297
	1,643,538	1,824,294
Other assets	993,550	1,018,781
Intangible assets, net	1,022,425	1,188,282
Goodwill	2,892,705	3,171,425
Total assets	$12,337,215	$13,274,362
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$665,123	$816,622
Accounts payable, trade	1,138,163	1,252,040
Accrued payrolls and other compensation	370,620	453,321
Accrued domestic and foreign taxes	141,653	223,611
Other accrued liabilities	451,765	507,202
Total current liabilities	2,767,324	3,252,796
Long-term debt	2,724,943	1,508,142
Pensions and other postretirement benefits	1,288,166	1,346,224
Deferred income taxes	78,276	94,819
Other liabilities	323,567	409,573
Total liabilities	7,182,276	6,611,554
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at March 31 and June 30	90,523	90,523
Additional capital	633,483	595,498
Retained earnings	9,753,934	9,174,189
Accumulated other comprehensive (loss)	(1,638,224)	(823,498)
Treasury shares, at cost; 42,369,402 shares at March 31 and 32,143,315 shares at June 30	(3,688,001)	(2,377,284)
Total shareholders’ equity	5,151,715	6,659,428
Noncontrolling interests	3,224	3,380
Total equity	5,154,939	6,662,808
Total liabilities and equity	$12,337,215	$13,274,362
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$832,968	$740,242
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	152,884	161,749
Amortization	84,348	91,401
Share incentive plan compensation	74,830	84,647
Deferred income taxes	(29,362)	(769)
Foreign currency transaction (gain) loss	(79,572)	5,572
Loss on sale of plant and equipment	10,248	2,061
Gain on sale of businesses	(4,732)	—
Goodwill and intangible asset impairment	—	188,870
Net gain on deconsolidation	—	(412,612)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	39,309	(10,146)
Inventories	(142,105)	(84,540)
Prepaid expenses	(64,461)	4,879
Other assets	2,291	(43,297)
Accounts payable, trade	(29,719)	41,733
Accrued payrolls and other compensation	(47,892)	(35,090)
Accrued domestic and foreign taxes	(68,274)	15,712
Other accrued liabilities	(43,320)	11,999
Pensions and other postretirement benefits	117,097	45,452
Other liabilities	(13,488)	9,608
Net cash provided by operating activities	791,050	817,471
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash of $3,979 in 2015)	(18,640)	(14,272)
Capital expenditures	(157,418)	(167,371)
Proceeds from sale of plant and equipment	15,525	10,785
Proceeds from sale of businesses	35,577	—
Net proceeds from deconsolidation	—	202,498
Purchases of marketable securities and other investments	(1,456,410)	—
Maturities of marketable securities and other investments	828,653	—
Other	(44,726)	(3,382)
Net cash (used in) provided by investing activities	(797,439)	28,258
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,828	6,635
Payments for common shares	(1,348,446)	(153,918)
Tax benefit from share incentive plan compensation	19,097	26,393
Payments for notes payable, net	(364,771)	(253,602)
Proceeds from long-term borrowings	1,482,605	739
Payments for long-term borrowings	(491)	(2,456)
Dividends	(252,745)	(206,516)
Net cash (used in) financing activities	(461,923)	(582,725)
Effect of exchange rate changes on cash	(128,230)	51,573
Net (decrease) increase in cash and cash equivalents	(596,542)	314,577
Cash and cash equivalents at beginning of year	1,613,555	1,781,412
Cash and cash equivalents at end of period	$1,017,013	$2,095,989
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net sales
Diversified Industrial:
North America	$1,441,625	$1,455,212	$4,302,644	$4,168,489
International	1,148,248	1,357,513	3,599,145	3,905,159
Aerospace Systems	572,438	545,681	1,665,447	1,616,908
Total net sales	$3,162,311	$3,358,406	$9,567,236	$9,690,556
Segment operating income
Diversified Industrial:
North America	$235,516	$242,998	$726,640	$677,824
International	139,473	126,933	465,803	434,541
Aerospace Systems	73,334	63,974	205,500	166,306
Total segment operating income	448,323	433,905	1,397,943	1,278,671
Corporate general and administrative expenses	45,515	38,377	152,319	132,406
Income before interest expense and other expense	402,808	395,528	1,245,624	1,146,265
Interest expense	35,003	20,594	83,609	62,403
Other expense (income)	(20,561)	45,444	33,748	(65,034)
Income before income taxes	$388,366	$329,490	$1,128,267	$1,148,896

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2015, the results of operations for the three and nine months ended March 31, 2015 and 2014 and cash flows for the nine months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2014 Annual Report on Form 10-K and previously filed fiscal 2015 Form 10-Qs. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. No subsequent events have occurred that required adjustment to these financial statements.

2. New accounting pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, "Interest - Imputation of Interest." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in the ASU. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect ASU 2015-03 will have a material impact on its statement of financial position or financial statement disclosures.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that a company expects to be entitled to in exchange for the goods or services. To achieve this principle, a company must apply five steps including identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) the company satisfies the performance obligations. Additional quantitative and qualitative disclosure to enhance the understanding about the nature, amount, timing, and uncertainty of revenue and cash flows is also required. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The FASB has tentatively proposed a one-year deferral of this effective date. The Company has not yet determined the effect that ASU 2014-09 will have on its results of operations, statement of financial position, or financial statement disclosures.

3. Product warranty
In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of March 31, 2015 and June 30, 2014 is immaterial to the financial position of the Company and the change in the accrual for the current-year quarter and first nine months of fiscal 2015 is immaterial to the Company’s results of operations and cash flows.

4. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Numerator:
Net income attributable to common shareholders	$285,345	$242,406	$832,686	$740,010
Denominator:
Basic - weighted average common shares	138,794,789	149,039,529	144,342,288	149,143,478
Increase in weighted average common shares from dilutive effect of equity-based awards	2,395,014	2,700,088	2,284,985	2,418,798
Diluted - weighted average common shares, assuming exercise of equity-based awards	141,189,803	151,739,617	146,627,273	151,562,276
Basic earnings per share	$2.06	$1.63	$5.77	$4.96
Diluted earnings per share	$2.02	$1.60	$5.68	$4.88
For the three months ended March 31, 2015 and 2014, 396,693 and 375,282 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended March 31, 2015 and 2014, 1,067,506 and 1,265,717 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

5. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized to repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury stock. During the three-month period ended March 31, 2015, the Company repurchased 3,844,356 shares at an average price, including commissions, of $124.05 per share. During the nine- month period ended March 31, 2015, the Company repurchased 10,677,828 shares at an average price, including commissions, of $125.83 per share.

6. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor. Allowance for doubtful accounts was $10,108 and $16,040 at March 31, 2015 and June 30, 2014, respectively.

7. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2015	June 30, 2014
Notes receivable	$88,846	$117,400
Reverse repurchase agreements	78,308	54,772
Accounts receivable, other	156,986	216,265
Total	$324,140	$388,437
Reverse repurchase agreements are collateralized lending arrangements and have a maturity longer than three months from the date of purchase. The Company does not record an asset or liability for the collateral associated with the reverse repurchase agreements.

8. Inventories

The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2015	June 30, 2014
Finished products	$546,615	$532,968
Work in process	752,587	732,294
Raw materials	88,479	106,419
Total	$1,387,681	$1,371,681

9. Business realignment charges
The Company incurred business realignment charges in fiscal 2015 and fiscal 2014.
Business realignment charges by business segment are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Diversified Industrial	$7,203	$59,582	$22,136	$83,420
Aerospace Systems	563	299	563	925

Work force reductions in connection with such business realignment charges by business segment are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Diversified Industrial	176	572	350	1,154
Aerospace Systems	21	17	21	44
The charges primarily consist of severance costs related to plant closures as well as general work force reductions implemented by various operating units throughout the world, with the majority of the charges relating to realignment initiatives in Europe. In addition, asset write-downs of $484 and $2,399 for the three and nine months ended March 31, 2015, respectively, and $1,331 for the nine months ended March 31, 2014 were recognized in connection with plant closures in the Diversified Industrial Segment and are reflected in the other expense (income) caption in the Business Segment Information. The Company believes the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.

9. Business realignment charges, cont'd
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Cost of sales	$4,823	$31,053	$15,430	$46,297
Selling, general and administrative expenses	2,943	28,828	7,269	38,048
Other (income), net	484	—	2,399	1,331
As of March 31, 2015, approximately $9 million in severance payments have been made relating to charges incurred during fiscal 2015, the remainder of which are expected to be paid by March 31, 2016. Severance payments relating to prior year actions are being made as required. Remaining severance payments related to current-year and prior-year actions of approximately $37 million are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the realignment actions described above, the timing and amount of which are not known at this time.

10. Equity
Changes in equity for the three months ended March 31, 2015 and 2014 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$5,756,749	$3,392	$5,760,141
Net income	285,345	117	285,462
Other comprehensive (loss)	(347,861)	(27)	(347,888)
Dividends paid	(87,731)	(258)	(87,989)
Stock incentive plan activity	22,092	—	22,092
Shares purchased at cost	(476,879)	—	(476,879)
Balance at March 31, 2015	$5,151,715	$3,224	$5,154,939

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$6,295,226	$3,060	$6,298,286
Net income	242,406	112	242,518
Other comprehensive income	26,077	86	26,163
Dividends paid	(71,777)	(21)	(71,798)
Stock incentive plan activity	9,064	—	9,064
Shares purchased at cost	(50,000)	—	(50,000)
Balance at March 31, 2014	$6,450,996	$3,237	$6,454,233

10. Equity, cont'd

Changes in equity for the nine months ended March 31, 2015 and 2014 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2014	$6,659,428	$3,380	$6,662,808
Net income	832,686	282	832,968
Other comprehensive (loss)	(814,726)	(180)	(814,906)
Dividends paid	(252,487)	(258)	(252,745)
Stock incentive plan activity	70,392	—	70,392
Shares purchased at cost	(1,343,578)	—	(1,343,578)
Balance at March 31, 2015	$5,151,715	$3,224	$5,154,939

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2013	$5,738,426	$3,055	$5,741,481
Net income	740,010	232	740,242
Other comprehensive income (loss)	260,756	(29)	260,727
Dividends paid	(206,495)	(21)	(206,516)
Stock incentive plan activity	68,299	—	68,299
Shares purchased at cost	(150,000)	—	(150,000)
Balance at March 31, 2014	$6,450,996	$3,237	$6,454,233

Changes in accumulated other comprehensive (loss) in shareholder's equity by component for the nine months ended March 31, 2015 and 2014 are as follows:

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Other	Total
Balance at June 30, 2014	$124,620	$(947,890)	$(228)	$(823,498)
Other comprehensive (loss) before reclassifications	(892,804)	—	132	(892,672)
Amounts reclassified from accumulated other comprehensive (loss)	—	77,793	153	77,946
Balance at March 31, 2015	$(768,184)	$(870,097)	$57	$(1,638,224)

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Other	Total
Balance at June 30, 2013	$(68,328)	$(1,039,072)	$(433)	$(1,107,833)
Other comprehensive income before reclassifications	178,802	—	—	178,802
Amounts reclassified from accumulated other comprehensive (loss)	—	81,801	153	81,954
Balance at March 31, 2014	$110,474	$(957,271)	$(280)	$(847,077)

10. Equity, cont'd

Reclassifications out of accumulated other comprehensive (loss) in shareholder's equity for the three and nine months ended March 31, 2015 and 2014 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Nine Months Ended
	March 31, 2015	March 31, 2015
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(2,281)	$(6,825)	See Note 12
Recognized actuarial loss	(38,498)	(115,725)	See Note 12
Total before tax	(40,779)	(122,550)
Tax benefit	14,908	44,757	Income taxes
Net of tax	$(25,871)	$(77,793)

Other
Realized loss on cash flow hedges	$(76)	$(228)	Interest expense
Tax benefit	25	75	Income taxes
Net of tax	$(51)	$(153)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Nine Months Ended
	March 31, 2014	March 31, 2014
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(2,913)	$(8,765)	See Note 12
Recognized actuarial loss	(39,970)	(120,349)	See Note 12
Total before tax	(42,883)	(129,114)
Tax benefit	15,704	47,313	Income taxes
Net of tax	$(27,179)	$(81,801)

Other
Realized loss on cash flow hedges	$(76)	$(228)	Interest expense
Tax benefit	25	75	Income taxes
Net of tax	$(51)	$(153)

11. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the nine months ended March 31, 2015 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2014	$3,072,724	$98,701	$3,171,425
Acquisitions	8,682	—	8,682
Divestitures	(4,757)	—	(4,757)
Foreign currency translation and other	(282,568)	(77)	(282,645)
Balance at March 31, 2015	$2,794,081	$98,624	$2,892,705
Acquisitions represent the original goodwill allocation and final adjustments to the purchase price allocation for the acquisitions during the measurement period subsequent to the applicable acquisition dates. The Company's previously reported results of operations and financial position would not be materially different had the goodwill adjustments recorded during the first nine months of fiscal 2015 been reflected in the same reporting period in which the initial purchase price allocations for those acquisitions were made.
Divestitures primarily represent goodwill associated with the sale of businesses during the first nine months of fiscal 2015.
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
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	March 31, 2015		June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$145,944	$84,939	$160,030	$86,708
Trademarks	347,425	161,276	391,268	174,114
Customer lists and other	1,345,307	570,036	1,481,560	583,754
Total	$1,838,676	$816,251	$2,032,858	$844,576
Total intangible amortization expense for the nine months ended March 31, 2015 was $81,754. The estimated amortization expense for the five years ending June 30, 2015 through 2019 is $108,218, $104,395, $100,452, $95,109, and $88,824, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the nine months ended March 31, 2015.

11. Goodwill and intangible assets, cont'd
During the second quarter of fiscal 2014, in connection with the goodwill impairment review of EPD discussed above, the Company determined that certain intangible assets of EPD, primarily trademarks and customer lists, were impaired resulting in a non-cash impairment charge of $43,664. The impairment charge is reflected in the goodwill and intangible asset impairment caption in the Consolidated Statement of Income and in the other expense (income) caption in the Business Segment Information. The fair value of EPD's intangible assets were determined using an income approach for the individual intangible assets. Fair value calculated using an income approach is classified within level 3 of the fair value hierarchy and requires several assumptions including future sales and operating margins expected to be generated from the use of the individual intangible asset.

12. Retirement benefits
Net pension benefit cost recognized included the following components:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Service cost	$24,506	$24,935	$74,163	$74,621
Interest cost	44,447	48,034	135,245	143,043
Expected return on plan assets	(54,658)	(56,657)	(164,847)	(169,619)
Amortization of prior service cost	2,306	2,949	6,903	8,843
Amortization of net actuarial loss	38,171	39,914	114,896	119,593
Amortization of initial net obligation	4	5	13	15
Net pension benefit cost	$54,776	$59,180	$166,373	$176,496
In the fourth quarter of fiscal 2015, the Company initiated a voluntary retirement program under which certain participants of its U.S. qualified defined benefit pension plan were offered enhanced retirement benefits. The Company will incur an increase in net pension benefit cost during the fourth quarter of fiscal 2015 should certain participants accept the enhanced retirement benefits.
Net postretirement benefit cost recognized included the following components:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Service cost	$163	$54	$475	$466
Interest cost	558	811	2,042	2,229
Amortization of prior service benefit	(29)	(41)	(91)	(93)
Amortization of net actuarial loss	327	56	829	756
Net postretirement benefit cost	$1,019	$880	$3,255	$3,358

13. Debt

During the second quarter of fiscal 2015, the Company issued $500,000 aggregate principal of ten-year medium-term notes, $500,000 aggregate principal of twenty-year medium-term notes and $500,000 aggregate principal of thirty-year medium-term notes. The ten-year medium-term notes are due in a balloon payment in November 2024 and carry an interest rate of 3.30 percent. The twenty-year medium-term notes are due in a balloon payment in November 2034 and carry an interest rate of 4.20 percent. The thirty-year medium-term notes are due in a balloon payment in November 2044 and carry an interest rate of 4.45 percent. Interest payments are due semi-annually. Debt issuance costs for all medium-term notes issued were approximately $15,018 and will be amortized over the term of the notes. The Company used a portion of the net proceeds from the notes issuance to repay outstanding commercial paper borrowings.

14. Income taxes
The effective tax rate for the first nine months of fiscal 2015 was lower than the comparable prior-year period due to discrete tax costs that occurred in the prior-year, an increase in estimated foreign earnings in low tax rate jurisdictions, and the re-enactment of the U.S. Research and Development tax credit.
The Company and its subsidiaries file federal and state income tax returns in the U.S. and in various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is open to assessment of its federal income tax returns by the U.S. Internal Revenue Service for fiscal years after 2011. The Company is also open to assessment for all significant state, local and foreign jurisdictions for fiscal years after 2006. Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements.
As of March 31, 2015, the Company had gross unrecognized tax benefits of $146,482. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $79,710. If recognized, a significant portion of the gross unrecognized tax benefits would be offset against an asset currently recorded in the Consolidated Balance Sheet. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, is $10,502. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $110,000 as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of unrecognized tax benefits within the next 12 months is expected to be insignificant.

15. Financial instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities and other investments, long-term investments, and accounts receivable as well as obligations under accounts payable, trade, notes payable and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, accounts receivable, accounts payable, trade and notes payable approximate fair value.
Marketable securities and other investments include deposits, which are recorded at cost, and investments classified as available-for-sale, which are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive (loss). The amortized cost and fair value of available-for-sale investments at March 31, 2015 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income mutual funds	$222,088	$301	$—	$222,389
Government bonds	63,594	5	6	63,593
Corporate bonds	138,319	—	154	138,165
Asset-backed and mortgage-backed securities	10,753	2	17	10,738
At March 31, 2015, there were no facts or circumstances that indicated the unrealized losses were other than temporary. All available-for-sale investments in an unrealized loss position have been in that position for less than twelve months.

The contractual maturities of available-for-sale investments at March 31, 2015 are as follows:

	Amortized Cost	Fair Value
Less than one year	$19,245	$19,239
One to three years	179,575	179,434
Above three years	13,846	13,823

15. Financial instruments cont'd
Actual maturities of available-for-sale investments may differ from their contractual maturities as the Company has the ability to liquidate the available-for-sale investments after giving appropriate notice to the issuer.
The carrying value of long-term debt (excluding capital leases) and estimated fair value of long-term debt (excluding capital leases) are as follows:

	March 31, 2015	June 30, 2014
Carrying value of long-term debt (excluding capital leases)	$2,939,620	$1,508,420
Estimated fair value of long-term debt (excluding capital leases)	3,295,663	1,708,723
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
The following summarizes the location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet as of March 31, 2015 and June 30, 2014:

	Balance Sheet Caption	March 31, 2015	June 30, 2014
Net investment hedges
Cross-currency swap contracts	Other assets	$26,747	$—
Cross-currency swap contracts	Other liabilities	—	45,790
Cash flow hedges
Costless collar contracts	Non-trade and notes receivable	7,712	3,508
Forward exchange contracts	Non-trade and notes receivable	63	(41)
Costless collar contracts	Other accrued liabilities	6,651	378

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

15. Financial instruments cont'd
Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Forward exchange contracts	$(331)	$442	$148	$(182)
Costless collar contracts	(424)	766	(1,788)	7,486
Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Cross-currency swap contracts	$22,684	$(2,393)	$44,813	$(13,881)
Foreign denominated debt	17,151	(1,013)	42,296	(7,895)
There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor was any portion of these financial instruments excluded from the effectiveness testing, during the nine months ended March 31, 2015 and 2014.
A summary of financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2015 and June 30, 2014 are as follows:

		Quoted Prices	Significant Other	Significant
	Total	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed income mutual funds	$222,389	$59,450	$162,939	$—
Government bonds	63,593	63,593	—	—
Corporate bonds	138,165	138,165	—	—
Asset-backed and mortgage-backed securities	10,738	—	10,738	—
Derivatives	34,522	—	34,522	—
Liabilities:
Derivatives	6,651	—	6,651	—

		Quoted Prices	Significant Other	Significant
	Total	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$3,508	$—	$3,508	$—
Liabilities:
Derivatives	46,209	—	46,209	—
Fixed income mutual funds consist of investments in mutual funds with variable net asset values. The fair values of the fixed income mutual funds, government bonds, corporate bonds and asset-backed and mortgage-backed securities are determined using the closing market price reported in the active market in which the fund is traded or the market price for similar assets that are traded in an active market.

15. Financial instruments cont'd
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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015
AND COMPARABLE PERIODS ENDED MARCH 31, 2014
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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	March 31, 2015	December 31, 2014	June 30, 2014
United States	51.5	55.5	55.3
Eurozone countries	52.2	50.6	51.8
China	49.6	49.6	50.7
Brazil	46.2	50.2	48.7
Global aircraft miles flown and global revenue passenger miles have both increased approximately six percent from their comparable fiscal 2014 levels. The Company anticipates that U.S. Department of Defense spending with regard to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2015 will be approximately one percent higher than the comparable fiscal 2014 level.
Housing starts in March 2015 were approximately two percent lower than housing starts in March 2014 and were approximately four percent higher than housing starts in June 2014.
The Company remains focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company has been able to borrow funds at affordable interest rates and had a debt to debt-shareholders’ equity ratio of 39.7 percent at March 31, 2015 compared to 34.0 percent at December 31, 2014 and 25.9 percent at June 30, 2014. Net of cash and cash equivalents and marketable securities and other investments, the debt to debt-shareholders' equity ratio was 20.9 percent at March 31, 2015 compared to 14.9 percent at December 31, 2014 and 2.0 percent at June 30, 2014.
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
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2015	2014	2015	2014
Net sales	$3,162.3	$3,358.4	$9,567.2	$9,690.6
Gross profit	$789.3	$752.5	$2,332.8	$2,188.3
Gross profit margin	25.0%	22.4%	24.4%	22.6%
Selling, general and administrative expenses	$372.3	$407.2	$1,153.0	$1,212.8
Selling, general and administrative expenses, as a percent of sales	11.8%	12.1%	12.1%	12.5%
Goodwill and intangible asset impairment	$—	$—	$—	$188.9
Interest expense	35.0	20.6	83.6	62.4
Other (income), net	$(6.4)	$(4.8)	$(32.1)	$(424.7)
Effective tax rate	26.5%	26.4%	26.2%	35.6%
Net income	$285.5	$242.5	$833.0	$740.2
Net income, as a percent of sales	9.0%	7.2%	8.7%	7.6%

Net sales for the current-year quarter and first nine months of fiscal 2015 decreased from the comparable prior-year periods primarily due to lower sales in the Diversified Industrial International businesses, primarily due to effect of currency rate changes, more than offsetting higher volume experienced in the Aerospace Systems Segment. An increase in net sales in the Diversified Industrial North American businesses for the first nine months of fiscal 2015 also helped offset the decrease in sales. The effect of currency rate changes decreased net sales by approximately $205 million in the current-year quarter ($185 million of which was attributable to the Diversified Industrial International businesses) and $336 million for the first nine months of fiscal 2015 ($298 million of which was attributable to the Diversified Industrial International businesses). Acquisitions made in the last 12 months contributed approximately $3 million and $12 million in sales in the current-year quarter and first nine months of fiscal 2015, respectively.

Gross profit margin increased in the current-year quarter and first nine months of fiscal 2015 primarily due to lower business realignment charges, higher sales volume and a favorable product mix in the Aerospace Systems Segment and lower fixed overhead costs in the Diversified Industrial International businesses, reflecting the benefits of business realignment actions taken in the prior year. Foreign currency transaction (gain) loss (relating to cash, marketable securities and other investments and intercompany transactions) included in cost of sales for the current-year quarter and prior-year quarter were $(56.4) million and $1.1 million, respectively, and $(79.6) million and $5.6 million for the first nine months of fiscal 2015 and 2014, respectively. Pension cost included in cost of sales for the current-year quarter and prior-year quarter were $39.2 million and $45.2 million, respectively, and $121.0 million and $130.3 million for the first nine months of fiscal 2015 and fiscal 2014, respectively. Cost of sales for the current-year quarter and prior-year quarter also included business realignment charges of $4.8 million and $31.1 million, respectively, and $15.4 and $46.3 million for the first nine months of fiscal 2015 and fiscal 2014, respectively.
Selling, general and administrative expenses decreased for the current-year quarter and first nine months of fiscal 2015 primarily due to lower business realignment expenses and stock compensation expense, partially offset by higher incentive compensation expense. Selling, general and administrative expenses for the first nine months of fiscal 2015 includes higher expenses associated with the Company's deferred compensation programs. Stock compensation expense decreased primarily as a result of a lower number of stock awards granted in fiscal 2015. Pension cost included in selling, general and administrative expenses for the current-year quarter and prior-year quarter was $15.4 million and $16.5 million, respectively and $46.7 million and $48.7 million for the first nine months of fiscal 2015 and fiscal 2014, respectively. Business realignment charges included in selling, general and administrative expenses were $2.9 million and $28.8 million for the current-year quarter and prior-year quarter, respectively, and $7.3 million and $38.0 million for the first nine months of fiscal 2015 and fiscal 2014, respectively.
Goodwill and intangible asset impairment relates to the Worldwide Energy Products Division. Refer to Note 11 to the Consolidated Financial Statements for further discussion.
Interest expense for the current-year quarter and first nine months of fiscal 2015 increased from the comparable prior-year periods primarily due to a higher weighted-average interest rate on borrowings. The higher weighted-average interest rate primarily resulted from the issuance of $1,500 million of medium-term notes during the second quarter of fiscal 2015.
Other (income), net in the current-year quarter and first nine months of fiscal 2015 includes income of $4.9 million and $16.1 million, respectively, related to equity method investments, a gain of $1.3 million and $8.9 million, respectively, related to the sale of businesses and an expense of $0.8 million and $7.9 million, respectively, related to asset writedowns. Other (income), net in the prior-year quarter and first nine months of fiscal 2014 included income of $4.3 million and $5.5 million, respectively, related to equity method investments, and an expense of $0.8 million and $3.0 million, respectively, related to asset writedowns. Other (income), net for the first nine months of fiscal 2014 included a gain of $412.6 million related to the deconsolidation of a subsidiary (refer to Note 16 to the Consolidated Financial Statements for further discussion).
Effective tax rate for the first nine months of fiscal 2015 was lower than the comparable prior-year period due to discrete tax costs that occurred in the prior-year, an increase in estimated foreign earnings in low tax jurisdictions and the re-enactment of the U.S. Research and Development tax credit. The Company expects the effective tax rate for fiscal 2015 will be approximately 26.5 percent.
RESULTS BY BUSINESS SEGMENT
Diversified Industrial Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2015	2014	2015	2014
Net sales
North America	$1,441.6	$1,455.2	$4,302.6	$4,168.5
International	1,148.2	1,357.5	3,599.1	3,905.2
Operating income
North America	235.5	243.0	726.6	677.8
International	$139.5	$126.9	$465.8	$434.5
Operating margin
North America	16.3%	16.7%	16.9%	16.3%
International	12.1%	9.4%	12.9%	11.1%
Backlog	$1,662.9	$1,903.4	$1,662.9	$1,903.4
`

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period versus the comparable prior-year period:

	Period ending March 31,
	Three Months	Nine Months
Diversified Industrial North America – as reported	(0.9)%	3.2%
Acquisitions	—%	0.2%
Currency	(1.1)%	(0.8)%
Diversified Industrial North America – without acquisitions and currency	0.2%	3.8%

Diversified Industrial International – as reported	(15.4)%	(7.8)%
Acquisitions	0.2%	0.1%
Currency	(13.6)%	(7.6)%
Diversified Industrial International – without acquisitions and currency	(2.0)%	(0.3)%

Total Diversified Industrial Segment – as reported	(7.9)%	(2.1)%
Acquisitions	0.1%	0.1%
Currency	(7.1)%	(4.0)%
Total Diversified Industrial Segment – without acquisitions and currency	(0.9)%	1.8%
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
Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial North American sales remained relatively flat for the current-year quarter as an increase in demand from distributors and end-users in the car and light truck and construction equipment markets was partially offset by lower demand in the farm and agriculture equipment market. The increase in Diversified Industrial North American sales for the first nine months of fiscal 2015 is primarily due to higher demand from distributors as well as from end-users in the construction equipment, car and light truck, refrigeration and air conditioning, oil and gas, and heavy-duty truck markets, partially offset by lower demand in the farm and agriculture equipment market. Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial International sales for the current-year quarter decreased due to lower volume in Europe and Latin America, partially offset by higher volume in the Asia Pacific region. Diversified Industrial International sales for the first nine months of fiscal 2015 remained relatively flat as increases in volume in the Asia Pacific region and Europe were offset by the absence of sales from divested businesses in Europe and lower volume in Latin America.
The decrease in operating margins in the Diversified Industrial North American businesses for the current-year quarter was primarily due to higher material prices and higher research and development expenses, partially offset by a favorable product mix. The increase in operating margins in the Diversified Industrial North American businesses for the first nine months of fiscal 2015 was primarily due to higher volume, a favorable product mix and manufacturing efficiencies, partially offset by higher material prices and higher warehouse, shipping and manufacturing support costs. The increase in operating margins in the Diversified Industrial International businesses for the current-year quarter and first nine months of fiscal 2015 was primarily due to lower fixed overhead costs, primarily resulting from business realignment actions taken in the prior year and lower business realignment charges in the current-year quarter and first nine months of fiscal 2015, partially offset by higher material costs due to changes in currency exchange rates.

The following business realignment expenses are included in Diversified Industrial North America and Diversified Industrial International operating income:

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in thousands)	2015	2014	2015	2014
Diversified Industrial North America	$689	$100	$1,018	$1,751
Diversified Industrial International	6,514	59,482	21,118	81,669

The business realignment charges consist primarily of severance costs resulting from plant closures as well as general work force reductions. The majority of the Diversified Industrial International business realignment charges were incurred in Europe. The Company does not anticipate that cost savings realized from the work force reduction measures taken during the first nine months of fiscal 2015 in the Diversified Industrial North American businesses will have a material impact on future operating income. The Company expects work force reduction measures taken in the Diversified Industrial International businesses will increase future annual operating income by approximately two percent. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Diversified Industrial Segment. Such actions are expected to result in approximately $10 million in additional business realignment charges in the remainder of fiscal 2015.
Diversified Industrial Segment backlog decreased from the prior-year quarter and the June 30, 2014 amount of $1,861.0 million as shipments exceeded orders in all businesses with the largest decrease occurring in the European and North American businesses. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. The Company anticipates Diversified Industrial North American sales for fiscal 2015 will increase between one percent and two percent from the fiscal 2014 level and Diversified Industrial International sales for fiscal 2015 will decrease between 12 percent and 11 percent from the fiscal 2014 level. Diversified Industrial North American operating margins in fiscal 2015 are expected to range from 16.2 percent to 16.3 percent and Diversified Industrial International operating margins in fiscal 2015 are expected to range from 12.8 percent to 13.0 percent. The forecasted Diversified Industrial North American operating margins in fiscal 2015 do not include the potential impact of the voluntary retirement program discussed in Note 12 to the Consolidated Financial Statements.
Aerospace Systems Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2015	2014	2015	2014
Net sales	$572.4	$545.7	$1,665.4	$1,616.9
Operating income	$73.3	$64.0	$205.5	$166.3
Operating margin	12.8%	11.7%	12.3%	10.3%
Backlog	$1,848.3	$1,923.9	$1,848.3	$1,923.9
The increase in net sales in the Aerospace Systems Segment for the current-year quarter and first nine months of fiscal 2015 was primarily due to higher volume in the commercial original equipment manufacturer (OEM) and military aftermarket businesses, partially offset by lower volume in the commercial aftermarket and military OEM businesses. The higher margins in the current-year quarter were primarily due to higher military aftermarket volume and lower engineering development costs, partially offset by an unfavorable OEM product mix. The higher margins for the first nine months of fiscal 2015 were primarily due to a favorable OEM product mix, higher military aftermarket volume and lower engineering development costs.
The decrease in backlog from the prior-year quarter was primarily due to lower orders than shipments in the military OEM and commercial and military aftermarket businesses partially offset by orders exceeding shipments in the commercial OEM business. The decrease in backlog from the June 30, 2014 amount of $1,993.6 million was primarily due to shipments exceeding orders in the commercial and military OEM businesses and commercial aftermarket business, partially offset by orders exceeding shipments in the military aftermarket business. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. For fiscal 2015, sales are expected to increase between three percent and five percent from the fiscal 2014 level (excluding fiscal 2014 sales of $49.5 million from a deconsolidated subsidiary) and operating margins are expected to range from 13.3 percent to 13.5 percent. Forecasted operating margins in fiscal 2015 do not include the potential impact of the voluntary retirement program discussed in Note 12 to the Consolidated Financial Statements. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.

Corporate general and administrative expenses
Corporate general and administrative expenses were $45.5 million in the current-year quarter compared to $38.4 million in the comparable prior-year quarter and were $152.3 million for the first nine months of fiscal 2015 compared to $132.4 million for the first nine months of 2014. As a percent of sales, corporate general and administrative expenses increased to 1.4 percent in the current-year quarter from 1.1 percent in the prior-year quarter and increased to 1.6 percent in the first nine months of fiscal 2015 from 1.4 percent in the first nine months of fiscal 2014. The higher expense in the current-year quarter and first nine months of fiscal 2015 is primarily due to an increase in incentive compensation, charitable contributions and research and development expenses. The higher expense for the first nine months of fiscal 2015 is also attributable to higher expenses related to the Company's deferred compensation programs.

Other expense (income) (in the Results By Business Segment) included the following:

(dollars in millions)	Three Months Ended, March 31,		Nine Months Ended, March 31,
Expense (income)	2015	2014	2015	2014
Foreign currency transaction	$(56.4)	$1.1	$(79.6)	$5.6
Stock-based compensation	9.2	10.8	48.6	62.1
Pensions	23.5	26.5	73.0	81.4
Divestitures and asset sales and writedowns	0.9	1.5	1.3	(410.5)
Goodwill and intangible asset impairment	—	—	—	188.9
Other items, net	2.3	5.5	(9.6)	7.5
	$(20.5)	$45.4	$33.7	$(65.0)
Foreign currency transaction primarily relates to the impact of changes in foreign exchange rates on cash, marketable securities and other investments and intercompany transactions. A significant portion of the foreign currency transaction gain for the current-year quarter and first nine months of fiscal 2015 related to intercompany loans and was attributable to the Swiss National Bank lifting the cap on the the fluctuation of the exchange rate used to measure the Swiss Franc against the Euro. The Company has since settled these particular intercompany loans. The decrease in stock-based compensation expense in the current-year quarter and first nine months of fiscal 2015 is primarily due to fewer stock awards granted in fiscal 2015. Included in divestitures and asset sales and writedowns for the nine months ended March 31, 2014 is a gain of approximately $413 million resulting from the deconsolidation of a subsidiary. Refer to Note 16 to the Consolidated Financial Statements for further discussion. Refer to Note 11 to the Consolidated Financial Statements for further discussion of the goodwill and intangible asset impairment.
CONSOLIDATED BALANCE SHEET

(dollars in millions)	March 31, 2015	June 30, 2014
Cash	$2,030.7	$2,187.3
Trade accounts receivable, net	1,701.0	1,858.2
Inventories	1,387.7	1,371.7
Notes payable and long-term debt payable within one year	665.1	816.6
Long-term debt	2,724.9	1,508.1
Shareholders’ equity	5,151.7	6,659.4
Working capital	$3,017.7	$2,818.8
Current ratio	2.09	1.87
Cash (comprised of cash and cash equivalents and marketable securities and other investments) includes $1,989 million and $2,126 million held by the Company's foreign subsidiaries at March 31, 2015 and June 30, 2014, respectively. Generally, cash and cash equivalents and marketable securities and other investments held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences. The Company's principal sources of liquidity are its cash flows provided by operating activities, commercial paper borrowings or borrowings directly from its line of credit. The Company does not believe the amount of cash held outside the U.S. will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, benefit plan funding, dividend payments or share repurchases.
Trade accounts receivable, net are receivables due from customers for sales of product. Days sales outstanding relating to trade accounts receivable was 49 days at March 31, 2015 and 48 days at June 30, 2014. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.
Inventories as of March 31, 2015 increased $16 million (which includes a decrease of $119 million from the effect of foreign currency translation) compared to June 30, 2014. An increase in inventories was experienced in both the Diversified Industrial Segment and the Aerospace Systems Segment. Days' supply of inventory was 68 days at March 31, 2015, 61 days at June 30, 2014 and 66 days at March 31, 2014.
Notes payable and long-term debt payable within one year as of March 31, 2015 decreased from the June 30, 2014 amount due primarily to a decrease in commercial paper outstanding. The Company from time to time will utilize short-term intercompany loans to repay commercial paper borrowings. At times, the short-term intercompany loans are outstanding at the end of a fiscal quarter.
Long-term debt as of March 31, 2015 increased from the June 30, 2014 amount as the Company issued $1,500 million of medium-term notes during the second quarter of fiscal 2015. Refer to Note 13 to the Consolidated Financial Statements for further discussion.
Shareholders’ equity activity during the first nine months of fiscal 2015 included a decrease of approximately $1,344 million as a result of share repurchases and a decrease of approximately $893 million related to foreign currency translation adjustments, primarily related to the Euro.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended March 31,
(dollars in millions)	2015	2014
Cash provided by (used in):
Operating activities	$791.1	$817.5
Investing activities	(797.4)	28.3
Financing activities	(461.9)	(582.7)
Effect of exchange rates	(128.2)	51.6
Net (decrease) increase in cash and cash equivalents	$(596.4)	$314.7
Cash flows provided by operating activities for the first nine months of fiscal 2015 benefited from an increase in net income, which was more than offset by an increase in cash used by working capital items. Cash flows provided by operating activities in the first nine months of fiscal 2014 includes a $189 million impairment charge and a $413 million gain on the deconsolidation of a subsidiary. Refer to Note 11 and Note 16 to the Consolidated Financial Statements for further discussion of the impairment charge and gain on deconsolidation, respectively. Cash flows provided by operating activities for the first nine months of fiscal 2014 also included $75 million of voluntary cash contributions made to the Company's domestic qualified defined benefit pension plan. The Company continues to focus on managing its inventory and other working capital requirements.
Cash flows used in investing activities increased in the first nine months of fiscal 2015 primarily due to marketable securities and other investments activity. Cash flows used in investing activities for the first nine months of fiscal 2014 included $202 million of proceeds from the sale of a 50 percent equity interest in the subsidiary related to the joint venture with GE Aviation (refer to Note 16 to the Consolidated Financial Statements for further discussion).
Cash flows used in financing activities for the first nine months of fiscal 2015 includes the issuance of $1,500 million of medium-term notes and the repayment of commercial paper notes outstanding at the time of the debt issuance. Cash flows used in financing activities included the repurchase of 10.7 million common shares for $1,344 million in the first nine months of fiscal 2015 as compared to the repurchase of 1.3 million common shares for $150 million in the first nine months of fiscal 2014.

The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-shareholders’ equity of no more than 37 percent.

(dollars in millions) Debt to Debt-Shareholders’ Equity Ratio	March 31, 2015	June 30, 2014
Debt	$3,390	$2,325
Debt & Shareholders’ equity	$8,542	$8,984
Ratio	39.7%	25.9%
At March 31, 2015, the Company had a line of credit totaling $2,000 million through a multi-currency revolving credit agreement with a group of banks, $1,550 million of which was available. The credit agreement expires in October 2017; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which would increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
As of March 31, 2015, the Company was authorized to sell up to $1,850 million of short-term commercial paper notes. As of March 31, 2015, $450 million commercial paper notes were outstanding and the largest amount of commercial paper notes outstanding during the third quarter of fiscal 2015 was $547 million.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at March 31, 2015, the most restrictive financial covenant provides that the ratio of secured debt to net tangible assets be less than 10 percent. However, the Company currently does not have secured debt in its debt portfolio. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective.
There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On May 15, 2007, the European Commission issued its initial Request for Information to the Company and Parker ITR. On January 28, 2009, the European Commission announced the results of its investigation of the alleged cartel activities. As part of its decision, the European Commission found that Parker ITR infringed Article 81 of the European Community Treaty from April 1986 to May 2, 2007 and fined Parker ITR 25.61 million euros. The European Commission also determined that the Company was jointly and severally responsible for 8.32 million euros of the total fine which related to the period from January 2002, when the Company acquired Parker ITR, to May 2, 2007, when the cartel activities ceased. Parker ITR and the Company filed an appeal to the General Court of the European Union on April 10, 2009. On May 12, 2013, the court reversed in part the decision of the European Commission, reducing the original fine of 25.61 million euros to 6.40 million euros and holding that the Company and Parker ITR are jointly and severally liable for payment of the fine up to 6.30 million euros. The European Commission appealed the ruling to the European Court of Justice. On December 18, 2014, the European Court of Justice reversed the ruling of the General Court and referred the case back to the General Court.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2015 through January 31, 2015	3,565,084	$124.32	3,565,084	25,131,359
February 1, 2015 through February 28, 2015	129,180	$120.91	129,180	25,002,179
March 1, 2015 through March 31, 2015	150,092	$119.83	150,092	24,852,087
Total:	3,844,356	$124.03	3,844,356	24,852,087

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

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

10(a)	Parker-Hannifin Corporation Defined Contribution Supplemental Executive Retirement Program adopted January 21, 2015.*

10(b)	Termination Amendment to Parker-Hannifin Corporation Amended and Restated Change in Control Severance Agreement between Donald E. Washkewicz and the Registrant effective February 1, 2015.*

12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2015.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended March 31, 2015 and 2014, (ii) Consolidated Statement of Income for the nine months ended March 31, 2015 and 2014, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statement of Comprehensive Income for the nine months ended March 31, 2015 and 2014, (v) Consolidated Balance Sheet at March 31, 2015 and June 30, 2014, (vi) Consolidated Statement of Cash Flows for the nine months ended March 31, 2015 and 2014, and (vii) Notes to Consolidated Financial Statements for the nine months ended March 31, 2015.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Jon. P. Marten
Jon P. Marten
Executive Vice President - Finance & Administration and Chief Financial Officer

Date: May 8, 2015

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10(a)	Parker-Hannifin Corporation Defined Contribution Supplemental Executive Retirement Program adopted January 21, 2015.*

10(b)	Termination Amendment to Parker-Hannifin Corporation Amended and Restated Change in Control Severance Agreement between Donald E. Washkewicz and the Registrant effective February 1, 2015.*

12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2015.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended March 31, 2015 and 2014, (ii) Consolidated Statement of Income for the nine months ended March 31, 2015 and 2014, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statement of Comprehensive Income for the nine months ended March 31, 2015 and 2014, (v) Consolidated Balance Sheet at March 31, 2015 and June 30, 2014, (vi) Consolidated Statement of Cash Flows for the nine months ended March 31, 2015 and 2014, and (vii) Notes to Consolidated Financial Statements for the nine months ended March 31, 2015.