Form 10-K
period 2015-06-30
PARKER HANNIFIN CORP
filed 2015-08-26
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2014, excluding, for purpose of this computation only, stock holdings of the Registrant’s Directors and Officers: $18,161,893,495.
The number of Common Shares outstanding on July 31, 2015 was 138,418,792.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference:

(1)	Annual Report to Shareholders of the Company for the fiscal year ended June 30, 2015 is incorporated by reference into Parts I and II hereof.

(2)	Definitive Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders to be held on October 28, 2015 is incorporated by reference into Part III hereof.

PARKER-HANNIFIN CORPORATION
FORM 10-K
Fiscal Year Ended June 30, 2015
PART I

ITEM 1. Business. Parker-Hannifin Corporation is a leading worldwide diversified manufacturer of motion and control technologies and systems, providing precision engineered solutions for a wide variety of mobile, industrial and aerospace markets. The Company was incorporated in Ohio in 1938. Its principal executive offices are located at 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141, telephone (216) 896-3000. As used in this Annual Report on Form 10-K, unless the context otherwise requires, the term "Company" refers to Parker-Hannifin Corporation and its subsidiaries.
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
The Board of Directors has adopted a written charter for each of the committees of the Board of Directors. These charters, as well as the Company’s Global Code of Business Conduct, Board of Directors Guidelines on Significant Corporate Governance Issues and Independence Standards for Directors, are posted and available on the Company’s investor relations internet website at www.phstock.com under the Corporate Governance page. Shareholders may request copies of these corporate governance documents, free of charge, by writing to Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141, Attention: Secretary, or by calling (216) 896-3000.
The Company’s manufacturing, service, sales, distribution and administrative facilities are located in 40 states within the United States and in 49 other countries. The Company’s products are sold as original and replacement equipment through sales and distribution centers worldwide. The Company markets its products through direct-sales employees, independent distributors and sales representatives. The Company's products are supplied to approximately 445,000 customers in virtually every significant manufacturing, transportation and processing industry.

The Company has two reporting segments: Diversified Industrial and Aerospace Systems. During the fiscal year ended June 30, 2015, the Company's technologies and systems were used in the products of these two reporting segments. For fiscal year 2015, total net sales were $12.7 billion. Diversified Industrial Segment products accounted for 82% and Aerospace Systems Segment products accounted for 18% of those net sales.
Markets
The Company’s technologies and systems are used throughout various industries and in various applications. The approximately 445,000 customers who purchase the Company’s products are found throughout virtually every significant manufacturing, transportation and processing industry. No single customer accounted for more than 4% of the Company’s total net sales for the fiscal year ended June 30, 2015.

Diversified Industrial Segment. Sales of Diversified Industrial Segment products are made primarily to original equipment manufacturers ("OEMs") and their replacement markets in manufacturing, packaging, processing, transportation, mobile construction, refrigeration and air conditioning, agricultural and military machinery and equipment industries. The major markets for products of the Diversified Industrial Segment are listed below by group:

Automation Group:	• Automotive • Conveyor and material handling • Factory automation • Food and beverage • Industrial machinery • Life sciences and medical • Machine tools	• Oil and gas • Packaging, paper and plastics machinery • Primary metals • Renewable energy • Safety and security • Semiconductor and electronics • Transportation and mobile

Engineered Materials Group:	• Aerospace • Chemical processing • Consumer • Fluid power • General industrial • Information technology • Life sciences	• Microelectronics • Military • Oil and gas • Power generation • Renewable energy • Telecommunications • Transportation

Filtration Group:	• Aerospace • Food and beverage • Industrial machinery • Life sciences • Marine • Mobile equipment	• Oil and gas • Power generation • Renewable energy • Transportation • Water purification

Fluid Connectors Group:	• Aerial lift • Agriculture • Bulk chemical handling • Construction machinery • Food and beverage • Fuel and gas delivery • Industrial machinery	• Life sciences • Marine • Mining • Mobile equipment • Oil and gas • Renewable energy • Transportation

Hydraulics Group:	• Aerial lift • Agriculture • Automotive manufacturing • Construction machinery • Forestry • Industrial machinery • Machine tool • Marine	• Material handling • Mining • Oil and gas • Power generation • Refuse vehicles • Renewable energy • Truck hydraulics • Turf equipment

Instrumentation Group:	• Air conditioning • Alternative fuels • Bio pharmaceuticals • Chemical and refining • Food and beverage • Life sciences • Microelectronics	• Mining • Oil and gas • Pharmaceuticals • Power generation • Precision cooling • Refrigeration • Water/wastewater

Aerospace Systems Segment. Sales of the Aerospace Systems Segment products are made primarily in the commercial and military aerospace markets to both OEMs and to end users for spares, maintenance, repair and overhaul. The major markets for products of the Aerospace Systems Segment are listed below:

• Commercial transports • Engines • General and business aviation • Helicopters • Launch vehicles • Military aircraft	• Missiles • Power generation • Regional transports • Unmanned aerial vehicles • Aftermarket services

Principal Products and Methods of Distribution
Although the Company offers hundreds of thousands of individual products, no single product contributed more than 1% to the Company’s total net sales for the fiscal year ended June 30, 2015. Listed below are some of the Company’s principal products.
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

Fluid Connectors Group: connectors which control, transmit and contain fluid, including:

• Check valves • Connectors for low pressure fluid conveyance • Diagnostic equipment • Hose couplings • Industrial hose	• Polytetrafluoroethylene ("PTFE") hose and tubing • Quick couplings • Rubber and thermoplastic hose • Tube fittings and adapters • Tubing and plastic fittings

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

•    Rotary actuators

•    Sensors
•    Telematic controllers

Instrumentation Group: high quality critical flow components for process instrumentation, healthcare and ultra-high-purity applications and components for use in refrigeration and air conditioning systems and in fluid control applications for processing, fuel dispensing, beverage dispensing and mobile emissions, including:

•    Accumulators
•    Analytical instruments and sample conditioning systems
•    Carbon dioxide controls
•    Compressed natural gas dispensers
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
•    Medical devices
•    Pressure regulating valves
•    Process control fittings, valves, regulators and manifold valves

•    Refrigerant distributors
•    Safety relief valves
•    Solenoid valves
•    Thermostatic expansion valves

Diversified Industrial Segment products include standard products, as well as custom products which are engineered and produced to OEMs’ specifications for application to particular end products. Both standard and custom products are also used in the replacement of original products. Diversified Industrial Segment products are marketed primarily through field sales employees and approximately 12,800 independent distributor locations throughout the world.
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
The Aerospace Systems Segment offers primary and secondary flight control systems and components used for precise control of aircraft rudders, elevators, ailerons and other aerodynamic control surfaces, including the following actuation components:

•	Electric backup hydraulic

•	Electrohydraulic

•	Electrohydrostatic

•	Electro-mechanical

•	Hydraulic
The Aerospace Systems Segment offers complete hydraulic systems and components, including:

• Accumulators • Automatic bleed valves • Electrohydraulic servo valves • Electronic controllers and software • Engine-driven pumps • Filtration manifolds • Hydraulic power packs	• Integration packages • Motor pumps • Power transfer units • Reservoirs • Selector valves • Thrust-reverser systems • Utility actuators

The Aerospace Systems Segment designs and manufactures aircraft wheels, brakes and associated hydraulics components for general aviation, rotorcraft and military markets.

The Aerospace Systems Segment offers complete fuel systems and components, including:

•    Center of gravity controls

•    Electronic monitoring computers and controllers

 •    Engine fuel injection atomization nozzles, manifolds and augmentor controls

•    Fluid conveyance equipment

•    Fuel and pneumatic filtration

•    Fuel measurement and management systems

•    Fuel pumps and valves

•    Fuel tank inerting systems

•    In-flight refueling systems

•    Lightning-safe flame arresters, fuel caps and adapters

•    Refuel, transfer and pressurization controls
•    Water and waste subsystems

The Aerospace Systems Segment offers fluid conveyance systems and components, including:

•	Couplings, quick disconnects, fittings, joints and unions

•	Rigid tube assemblies

•	Rubber, metal, and PTFE hose assemblies

•	Valves and regulators

The Aerospace Systems Segment produces various engine systems and components, including:

•    Electronic control and monitoring computers

•    Engine bleed control and anti-ice systems

•    Engine starter systems

•    Fluid conveyance systems and engine build units

•    Fuel and pneumatic filtration

•    Fuel valves and manifolds
• Heat management • Low-pressure pneumatic controls • Motor-driven and hydraulic pumps • Oil and lubrication pumps and equipment • Pneumatic subsystems • Thrust reverser actuation
The Aerospace Systems Segment also offers electronic thermal management heat rejection systems and single-phase and two-phase heat collection systems for radar, inverse synthetic aperture radar, and power electronics.
Aerospace Systems Segment products are marketed by the Company’s regional sales organizations and are sold directly to original equipment manufacturers and end users throughout the world.
Competition
The Company’s business operates in highly competitive markets and industries. The Company offers its products over numerous, varied markets through its 139 divisions operating in 50 countries and consequently has hundreds of competitors when viewed across its various markets and product offerings. The Company’s competitors include U.S. and non-U.S. companies. These competitors and the degree of competition vary widely by product lines, end markets, geographic scope and/or geographic locations. Although each of the Company’s segments has numerous competitors, given the Company’s market and product breadth, no single competitor competes with the Company with respect to all products manufactured and sold by the Company.
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
The Company believes that its platform utilizing nine core technologies, which consist of aerospace, electromechanical, filtration, fluid handling, hydraulics, pneumatics, process control, refrigeration, and sealing and shielding, is a positive factor in its ability to compete effectively with both large and small competitors. For both of its segments, the Company believes that the following factors also contribute to its ability to compete effectively:

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
Total research and development costs relating to the development of new products and services and the improvement of existing products and services amounted to $403.1 million in fiscal year 2015, $410.1 million in fiscal year 2014, and $406.6 million in fiscal year 2013. These amounts include costs incurred by the Company related to independent research and development initiatives as well as costs incurred in connection with research and development contracts. Costs incurred in connection with research and development contracts and included in the total research and development costs reported above for each of the respective fiscal years 2015, 2014 and 2013 were $57.8 million, $55.9 million and $58.9 million, respectively.
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
Backlog and Seasonal Nature of Business
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. The Company’s backlog by business segment for the past two fiscal years, as set forth on pages 13-5 to 13-7 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference. The Company’s backlog was $3.3 billion at June 30, 2015 and $3.9 billion at June 30, 2014. Approximately 81% of the Company’s backlog at June 30, 2015 is scheduled for delivery in the succeeding twelve months. The Company’s business is generally not seasonal in nature.
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
As of June 30, 2015, the Company was involved in environmental remediation at various United States and non-U.S. manufacturing facilities presently or formerly operated by the Company and as a "potentially responsible party," along with other companies, at off-site waste disposal facilities and regional sites.
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
As of June 30, 2015, the Company had a reserve of $17.0 million for environmental matters that were probable and reasonably estimable. This reserve was recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.
The Company’s estimated total liability for the above mentioned sites ranges from a minimum of $17.0 million to a maximum of $80.2 million. The largest range of the estimated total liability for any one site is approximately $8.4 million. The actual costs to be incurred by the Company will be dependent on final determination of contamination and required remedial action, negotiations with governmental authorities with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies, effectiveness of remedial technologies employed, the ability of the other responsible parties to pay, and any insurance or other third-party recoveries.

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
Employees
The Company employed approximately 54,750 persons as of June 30, 2015, of whom approximately 28,670 were employed by foreign subsidiaries.
Business Segment Information
The Company’s net sales, segment operating income and assets by business segment and net sales and long-lived assets by geographic area for the past three fiscal years, as set forth on pages 13-15 to 13-16 of Exhibit 13 to this Annual Report on Form 10-K, are incorporated into this section by reference.
Acquisitions
During fiscal year 2015, the Company completed four acquisitions as set forth on pages 13-23 to 13-24 of Exhibit 13 to this Annual Report on Form 10-K, which is incorporated into this section by reference.

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
The Company's business is sensitive to global macro-economic conditions. Slow economic growth persists in the economic regions in which the Company conducts substantial operations, including Western Europe and Brazil. The continued effects of the global economic downturn and the rate of recovery may have an adverse effect on the business, results of operations and financial condition of the Company and its distributors, customers and suppliers, and on the general economic activity in many of the industries and markets in which the Company and its distributors, customers and suppliers operate. Among the economic factors which may have such an effect are manufacturing and other end-market activity, currency exchange rates, air travel trends, difficulties entering new markets, and general economic conditions such as inflation, deflation, interest rates and credit availability. These factors may, among other things, negatively impact the level of purchases, capital expenditures, and creditworthiness of the Company and its distributors, customers and suppliers, and, therefore, the Company’s revenues, operating profits, margins, and order rates.
The Company has remained focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, engaging in various business realignment initiatives, maintaining a strong balance sheet, and managing its cash. The Company cannot predict changes in worldwide or regional economic conditions, as such conditions are highly volatile and beyond the Company’s control. If these conditions deteriorate or do not return to previous levels, however, the Company’s business, results of operations and financial condition could be materially adversely affected.
The Company may be subject to risks relating to its non-U.S. operations.
The Company’s net sales derived from customers outside the United States were approximately 42% in fiscal 2015 and approximately 44% in each of fiscal 2014 and 2013. In addition, many of the Company’s manufacturing operations and suppliers are located outside the United States. The Company expects net sales from non-U.S. markets to continue to represent a significant portion of its total net sales. The Company’s non-U.S. operations are subject to risks in addition to those facing its domestic operations, including:

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
The Company relies extensively on information technology systems to manage and operate its business, some of which are managed by third parties. The security and functionality of these information technology systems, and the processing of data by these systems, are critical to our business operations. If these systems, or any part of the systems, are damaged, intruded upon, attacked, shutdown or cease to function properly (whether by planned upgrades, force majeure, telecommunications failures, hardware or software break-ins or viruses, or other cyber-security incidents) and the Company suffers any resulting interruption in its ability to manage and operate its business or if its products are effected, the Company's results of operations and financial condition could be materially adversely affected.

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

•	changes in product mix;

•	changes in the market acceptance of the Company’s products;

•	increased competition in the markets the Company serves;

•	declines in the general level of industrial production;

•	weakness in the end-markets the Company serves;

•	fluctuations in the availability or the prices of raw materials; and

•	fluctuations in currency exchange rates.
If any of these factors occur, the demand for and supply of the Company’s products could suffer, which could materially adversely affect the Company’s results of operations.
The Company may be subject to risks relating to the development of new products and technologies.
The markets in which the Company operates are characterized by rapidly changing technologies and frequent introductions of new products and services. The Company’s ability to develop new products based on technological innovation can affect its competitive position and often requires the investment of significant resources. If the Company does not develop, or has difficulties or delays in the development of, innovative new and enhanced products and services, or fails to gain market or regulatory acceptance of new products and technologies, the Company's revenues may be materially reduced and the Company's competitive position could be materially adversely affected. In addition, the Company may invest in research and development of products and services, or in acquisitions or other investments, that do not lead to significant revenue, which could adversely affect our profitability.
The Company may be subject to risks arising from price and supply fluctuations in raw materials used in the Company’s production processes and by its suppliers of component parts.
The Company’s supply of raw materials for its businesses could be interrupted for a variety of reasons, including availability and pricing. Prices for raw materials necessary for production have fluctuated significantly in the past and significant increases could adversely affect the Company’s results of operations and profit margins. Although the Company generally attempts to manage these fluctuations by, among other things, passing along increased raw material prices to its customers in the form of price increases, there may be a time delay between the increased raw material prices and the Company’s ability to increase the price of its products, or the Company may be unable to increase the prices of its products due to pricing pressure, contract terms or other factors which could adversely impact results of operations and cash flows.
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

The Company is subject to income taxes in the United States and various non-U.S. jurisdictions. The Company's domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. The Company’s future results of operation could be adversely affected by changes in the Company's effective tax rate as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in overall profitability, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets or changes in tax laws. In addition, the amount of income taxes paid by the Company is subject to ongoing audits by United States federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company’s tax liabilities, which could have a material adverse effect on the Company’s results of operations.
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
From time to time, the Company is subject to litigation or other commercial disputes and other legal and regulatory proceedings relating to its business. Due to the inherent uncertainties of any litigation, commercial disputes or other legal or regulatory proceedings, the Company cannot accurately predict their ultimate outcome, including the outcome of any related appeals. An unfavorable outcome could materially adversely impact the Company’s business, financial condition or results of operations. Furthermore, as required by U.S. generally accepted accounting principles, the Company establishes reserves based on its assessment of contingencies, including contingencies related to legal claims asserted against it. Subsequent developments in legal proceedings may affect the Company's assessment and estimates of the loss contingency recorded as a reserve and require the Company to make payments in excess of our reserves, which could have an adverse effect on the Company's results of operations.
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

ITEM 1B. Unresolved Staff Comments. None.

ITEM 1C. Executive Officers of the Registrant.
The Company’s executive officers as of August 15, 2015 were as follows:

Name	Position	Officer Since(1)	Age as of 8/15/2015
Donald E. Washkewicz	Chairman of the Board	1997	65
Thomas L. Williams	Chief Executive Officer and Director	2005	56
Lee C. Banks	President, Chief Operating Officer and Director	2001	52
Jon P. Marten	Executive Vice President – Finance & Administration and Chief Financial Officer	2008	59
Daniel S. Serbin	Executive Vice President – Human Resources & External Affairs	2005	61
Robert W. Bond	Vice President and President – Fluid Connectors Group	2000	57
Yoon "Michael" Chung	Vice President and President – Automation Group	2008	52
Jeffery A. Cullman	Vice President and President – Hydraulics Group	2006	60
John G. Dedinsky, Jr.	Vice President – Global Supply Chain and Procurement	2006	58
William G. Eline	Vice President – Chief Information Officer	2002	59
John R. Greco	Vice President and President – Instrumentation Group	2006	61
Kurt A. Keller	Vice President and President – Asia Pacific Group	2009	57
Joseph R. Leonti	Vice President, General Counsel and Secretary	2014	43
Robert W. Malone	Vice President and President – Filtration Group	2014	51
M. Craig Maxwell	Vice President – Chief Technology and Innovation Officer	2003	57
Andrew D. Ross	Vice President and President – Engineered Materials Group	2012	48
Roger S. Sherrard	Vice President and President – Aerospace Group	2003	49
Catherine A. Suever	Vice President and Controller	2010	56

(1)
Officers of the Company are elected by the Board of Directors to serve for a term of one year or until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Bond, Cullman, Dedinsky, Eline, Greco, and Maxwell have served in the executive capacities indicated above opposite their respective names during each of the past five years.

Mr. Washkewicz has been a Director since 2000 and Chairman of the Board since October 2004. He was Chief Executive Officer from July 2001 to February 2015 and President from January 2007 to February 2015.
Mr. Williams has been a Director since January 2015 and Chief Executive Officer since February 2015. He was an Executive Vice President from August 2008 to February 2015 and an Operating Officer from November 2006 to February 2015. He is also a Director of Chart Industries, Inc.
Mr. Banks has been a Director since January 2015 and President and Chief Operating Officer since February 2015. He was an Executive Vice President from August 2008 to February 2015 and an Operating Officer from November 2006 to February 2015. He is also a Director of Nordson Corporation.
Mr. Marten has been Executive Vice President – Finance & Administration and Chief Financial Officer since November 2010. He was Vice President and Controller from August 2008 to December 2010.
Mr. Serbin has been Executive Vice President - Human Resources & External Affairs since July 2014. He was Executive Vice President – Human Resources from January 2011 to July 2014 and Vice President – Human Resources from May 2005 to January 2011.
Mr. Chung has been President of the Automation Group since July 2012 and has been a Vice President since March 2008. He was President of the Asia Pacific Group from March 2008 to July 2012.
Mr. Keller has been President of the Asia-Pacific Group since July 2012 and has been a Vice President since August 2009. He was President of the Engineered Materials Group from August 2009 to July 2012.

Mr. Leonti has been Vice President, General Counsel and Secretary since July 2014. He was Assistant Secretary from April 2011 to July 2014 and Associate General Counsel from January 2008 to July 2014.
Mr. Malone has been Vice President and President of the Filtration Group since December 2014. He was Vice President Operations of the Filtration Group from January 2013 to December 2014 and President and Chief Executive Officer of Purolator Filters (a German joint venture) from April 2006 to January 2013.
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

ITEM 2. Properties. The Company’s corporate headquarters is located in Cleveland, Ohio, and, at June 30, 2015, the Company had 309 manufacturing plants, 99 distribution centers and 154 sales and administrative offices throughout the world, none of which were individually material to its operations. The facilities are situated in 40 states within the United States and in 49 other countries. The Company owns the majority of its manufacturing plants and its leased properties primarily consist of sales and administrative offices and distribution centers. The number of facilities used by each of the Company’s operating segments is summarized by type and geographic location in the tables below:

	Type of Facility
	Manufacturing Plants	Distribution Centers	Sales and Administrative Offices
Diversified Industrial	286	95	137
Aerospace Systems	23	4	17
Total	309	99	154

	Geographic Location
	North America	Europe	Asia-Pacific	Latin America
Diversified Industrial	234	144	109	31
Aerospace Systems	35	5	4	—
Total	269	149	113	31

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
On May 15, 2007, the European Commission issued its initial Request for Information to the Company and Parker ITR. On January 28, 2009, the European Commission announced the results of its investigation of the alleged cartel activities. As part of its decision, the European Commission found that Parker ITR infringed Article 81 of the European Community Treaty from April 1986 to May 2, 2007 and fined Parker ITR 25.61 million euros. The European Commission also determined that the Company was jointly and severally responsible for 8.32 million euros of the total fine which related to the period from January 2002, when the Company acquired Parker ITR, to May 2, 2007, when the cartel activities ceased. Parker ITR and the Company filed an appeal to the General Court of the European Union on April 10, 2009. On May 12, 2013, the court reversed in part the decision of the European Commission, reducing the original fine of 25.61 million euros to 6.40 million euros and holding that the Company and Parker ITR are jointly and severally liable for payment of the fine up to 6.30 million euros. The European Commission appealed the ruling of the European Court of Justice. On December 18, 2014, the European Court of Justice reversed the ruling of the General Court and referred the case back to the General Court.

ITEM 4. Mine Safety Disclosures. Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)
Market for the Registrant’s Common Equity. The Company’s common stock is listed for trading on the New York Stock Exchange under the symbol "PH". Information regarding stock price and dividend information with respect to the Company’s common stock, as set forth on page 13-45 of Exhibit 13 to this Annual Report on Form 10-K, is incorporated into this section by reference. As of July 31, 2015, the number of shareholders of record of the Company was 3,906.

(b)	Use of Proceeds. Not Applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 through April 30, 2015	132,400	$120.74	132,400	24,719,687
May 1, 2015 through May 31, 2015	136,900	$122.01	136,900	24,582,787
June 1, 2015 through June 30, 2015	144,631	$119.64	144,631	24,438,156
Total:	413,931	$120.77	413,931	24,438,156

(1)
On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3 million shares of its common stock. From time to time thereafter, the Board of Directors has adjusted the overall maximum number of shares authorized for repurchase under this program. On October 22, 2014, the Company publicly announced that the Board of Directors increased the overall maximum number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million shares. There is no limitation on the amount of shares that can be repurchased in a fiscal year. There is no expiration date for this program.

ITEM 6. Selected Financial Data. The information set forth on page 13-48 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

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

ITEM 8. Financial Statements and Supplementary Data. The information set forth on pages 13-13 to 13-45 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

ITEM 9A. Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of fiscal year 2015, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting set forth on page 13-46 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference. The Report of Independent Registered Public Accounting Firm set forth on page 13-47 of Exhibit 13 to this Annual Report on Form 10-K is incorporated into this section by reference.
There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information. None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance. Information required with respect to the Directors of the Company is set forth under the caption "Item I – Election of Directors" in the definitive Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders, to be held October 28, 2015 (the "2015 Proxy Statement"), and is incorporated herein by reference. Information with respect to the executive officers of the Company is included in Part I, Item 1C hereof under the caption "Executive Officers of the Registrant."

The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2015 Proxy Statement is incorporated herein by reference.
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
The information set forth under the captions "The Audit Committee" and "Report of the Audit Committee" in the 2015 Proxy Statement is incorporated herein by reference.

ITEM 11. Executive Compensation. The information set forth under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," and "Compensation Tables" in the 2015 Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information set forth under the caption "Principal Shareholders" in the 2015 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information. The following table sets forth certain information regarding the Company's equity compensation plans as of June 30, 2015, unless otherwise indicated.

Plan Category	Column (a)	Column (b)	Column (c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	10,374,316 (1)	$81.19	15,881,431 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	10,374,316	$81.19	15,881,431

(1)
Includes the maximum future payouts of common stock that may be issued under the calendar year 2013-14-15, 2014-15-16 and 2015-16-17 long term incentive performance awards, or LTIP Awards. For these LTIP Awards, payouts will be determined based on our achieving an average return on average equity of 4% or an average free cash flow margin of 4%. If these performance measures are achieved, the participants will be eligible to receive the maximum payout of 200%. The Human Resources and Compensation Committee will then compare our performance to that of a group of our peers and, if appropriate, apply its discretion to reduce the final payouts based on any performance measures that the Committee determines to be appropriate. Also includes 38,480 phantom shares held in an account pursuant to the Stock Option Deferral Plan (which plan has not been approved by shareholders). The phantom shares resulted from exercises of stock options granted under the 1990 Employees Stock Option Plan, which was approved by the shareholders. No further deferral elections may be made under the Stock Option Deferral Plan.

(2)
The maximum number of shares of our common stock that may be issued under the Amended and Restated 2009 Omnibus Stock Incentive Plan is 14.7 million shares of which approximately 5.9 million shares are available for future issuance. The maximum number of shares that may be issued under the 2004 Non-Employee Directors' Stock Incentive Plan is 375,000 shares. No further awards will be granted under the 2004 Non-Employee Directors' Stock Incentive Plan. The maximum number of shares that may be issued under the Global Employee Stock Purchase Plan is 10 million shares of which all shares are still available for future issuance.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence. The information set forth under the captions "Review and Approval of Transactions with Related Persons" and "Director Independence" in the 2015 Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services. The information set forth under the captions "Audit Fees," "Audit-Related Fees," "Tax Fees," "All Other Fees" and "Audit Committee Pre-Approval Policies and Procedures" in the 2015 Proxy Statement is incorporated herein by reference.

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

August 26, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Signature and Title
THOMAS L. WILLIAMS, Principal Executive Officer and Director; CATHERINE A. SUEVER, Principal Accounting Officer; DONALD E. WASHKEWICZ, Chairman of the Board of Directors; LEE C. BANKS, Director; ROBERT G. BOHN, Director; LINDA S. HARTY, Director; WILLIAM E. KASSLING, Director; ROBERT J. KOHLHEPP, Director; KEVIN A. LOBO, Director; KLAUS-PETER MÜLLER, Director; CANDY M. OBOURN, Director; JOSEPH SCAMINACE, Director; WOLFGANG R. SCHMITT, Director; ÅKE SVENSSON, Director; and JAMES L. WAINSCOTT, Director.
Date: August 26, 2015

/s/ Jon P. Marten
Jon P. Marten, Executive Vice President – Finance & Administration and Chief Financial Officer (Principal Financial Officer and Attorney-in-Fact)

PARKER-HANNIFIN CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Reference
	Form 10-K Annual Report (Page)	Excerpt from Exhibit 13 (Page)
Data incorporated by reference from Exhibit 13:
Management’s Report on Internal Control over Financial Reporting	—	13 - 46
Report of Independent Registered Public Accounting Firm	—	13 - 47
Consolidated Statement of Income for the years ended June 30, 2015, 2014 and 2013	—	13 - 13
Consolidated Statement of Comprehensive Income for the years ended June 30, 2015, 2014 and 2013	—	13 - 14
Business Segment Information	—	13 - 15 to 13 - 16
Consolidated Balance Sheet at June 30, 2015 and 2014	—	13 - 17
Consolidated Statement of Cash Flows for the years ended June 30, 2015, 2014 and 2013	—	13 - 18
Consolidated Statement of Equity for the years ended June 30, 2015, 2014 and 2013	—	13 - 19
Notes to Consolidated Financial Statements	—	13 - 20 to 13 - 45
Schedule:
II - Valuation and Qualifying Accounts	22	—

Individual financial statements and related applicable schedules for the Registrant (separately) have been omitted because the Registrant is primarily an operating company and its subsidiaries are considered to be wholly-owned.

PARKER-HANNIFIN CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2013, 2014 and 2015
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning Of Period	Additions Charged to Costs and Expenses	Other (Deductions)/ Additions (A)	Balance At End Of Period
Allowance for doubtful accounts:
Year ended June 30, 2013	$10,518	$8,769	$(4,463)	$14,824
Year ended June 30, 2014	$14,824	$9,649	$(8,433)	$16,040
Year ended June 30, 2015	$16,040	$2,685	$(9,441)	$9,284
Deferred tax asset valuation allowance:
Year ended June 30, 2013	$176,079	$97,334	$—	$273,413
Year ended June 30, 2014	$273,413	$74,032	$1,392	$348,837
Year ended June 30, 2015	$348,837	$(18,831)	$—	$330,006

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

(10)(b)
Termination Amendment to Parker-Hannifin Corporation Amended and Restated Change in Control Severance Agreement between Donald E. Washkewicz and the Registrant effective February 1, 2015 incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2015 (Commission File No. 1-4982).

(10)(c)
Parker-Hannifin Corporation Amended and Restated Change in Control Severance Plan incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(d)
Form of Indemnification Agreement entered into by the Registrant and its directors and executive officers incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission File No. 1-4982).

(10)(e)
Description of the Parker-Hannifin Corporation Officer Life Insurance Plan incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 1-4982).

(10)(f)
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

(10)(h)
Amendment to Parker-Hannifin Corporation Amended and Restated Supplemental Executive Retirement Benefits Program, effective January 27, 2011, incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2011 (Commission File No. 1-4982).

(10)(i)
Parker-Hannifin Corporation Defined Contribution Supplemental Executive Retirement Benefits Program adopted January 21, 2015 incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2015 (Commission File No. 1-4982).

(10)(j)
Form of Notice of Change to Long Term Disability Benefit and Tax Election Form for certain executive officers incorporated by reference to Exhibit 10(j) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2007 (Commission File No. 1-4982).

(10)(k)
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

(10)(z)
Terms and Conditions of Restricted Stock Issued as a Payout Under the LTI Plan incorporated by reference to Exhibit 10(i) to the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).

(10)(aa)
Parker-Hannifin Corporation Restricted Stock Unit Award Agreement dated August 14, 2013 for Jeffery A. Cullman incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2014 (Commission File No. 1-4982).

(10)(bb)
Parker-Hannifin Corporation Restricted Stock Unit Terms and Conditions for Jeffery A. Cullman incorporated by reference to Exhibit 10(b) to the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2014 (Commission File No. 1-4982).

(10)(cc)
Parker-Hannifin Corporation Profitable Growth Incentive Plan incorporated by reference to Exhibit 10(c) to the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2014 (Commission File No. 1-4982).

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

(10)(mm)
Parker-Hannifin Corporation Global Employee Stock Purchase Plan incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on September 22, 2014 (Commission File No. 1-4982).

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

(10)(pp)
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

(10)(rr)
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

(10)(tt)
Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 22, 2014, incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2014 (Commission File No. 1-4982).

(11)	Computation of Common Shares Outstanding and Earnings Per Share is incorporated by reference to Note 5 of the Notes to Consolidated Financial Statements on page 13-27 of Exhibit 13 hereto.*

(12)	Computation of Ratio of Earnings to Fixed Charges as of June 30, 2015.*

(13)	Excerpts from Annual Report to Shareholders for the fiscal year ended June 30, 2015 which are incorporated herein by reference thereto.*

(21)	List of subsidiaries of the Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)	Power of Attorney.*

(31)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(31)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended June 30, 2015, 2014 and 2013, (ii) Consolidated Statement of Comprehensive Income for the years ended June 30, 2015, 2014 and 2013, (iii) Consolidated Balance Sheet at June 30, 2015 and 2014, (iv) Consolidated Statement of Cash Flows for the years ended June 30, 2015, 2014 and 2013, (v) Consolidated Statement of Equity for the years ended June 30, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Shareholders may request a copy of any of the exhibits to this Annual Report on Form 10-K by writing to the Secretary, Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141.