Form 10-Q
period 2015-09-30
PARKER HANNIFIN CORP
filed 2015-11-03
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding at September 30, 2015           135,980,028

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
Net sales	$2,869,348	$3,269,932
Cost of sales	2,200,904	2,459,865
Gross profit	668,444	810,067
Selling, general and administrative expenses	370,214	400,840
Interest expense	35,760	20,961
Other (income), net	(13,179)	(8,369)
Income before income taxes	275,649	396,635
Income taxes	80,623	116,464
Net income	195,026	280,171
Less: Noncontrolling interest in subsidiaries' earnings	48	82
Net income attributable to common shareholders	$194,978	$280,089

Earnings per share attributable to common shareholders:
Basic	$1.42	$1.88
Diluted	$1.41	$1.85

Cash dividends per common share	$0.63	$0.48
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
Net income	$195,026	$280,171
Less: Noncontrolling interests in subsidiaries' earnings	48	82
Net income attributable to common shareholders	194,978	280,089

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment and other	(112,180)	(302,027)
Retirement benefits plan activity	28,896	26,858
Other comprehensive (loss)	(83,284)	(275,169)
Less: Other comprehensive (loss) for noncontrolling interests	(97)	(101)
Other comprehensive (loss) attributable to common shareholders	(83,187)	(275,068)
Total comprehensive income attributable to common shareholders	$111,791	$5,021
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	(Unaudited)
	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$974,268	$1,180,584
Marketable securities and other investments	815,483	733,490
Trade accounts receivable, net	1,561,054	1,620,194
Non-trade and notes receivable	315,943	364,534
Inventories	1,320,204	1,300,459
Prepaid expenses	196,917	241,684
Deferred income taxes	144,033	142,147
Total current assets	5,327,902	5,583,092
Plant and equipment	4,834,556	4,862,611
Less: Accumulated depreciation	3,201,753	3,198,589
	1,632,803	1,664,022
Other assets	1,089,508	1,091,805
Intangible assets, net	1,003,386	1,013,439
Goodwill	2,947,955	2,942,679
Total assets	$12,001,554	$12,295,037
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$630,650	$223,142
Accounts payable, trade	1,014,265	1,092,138
Accrued payrolls and other compensation	293,683	409,762
Accrued domestic and foreign taxes	130,981	140,295
Other accrued liabilities	480,462	484,793
Total current liabilities	2,550,041	2,350,130
Long-term debt	2,725,409	2,723,960
Pensions and other postretirement benefits	1,480,466	1,699,197
Deferred income taxes	78,019	77,967
Other liabilities	312,868	336,214
Total liabilities	7,146,803	7,187,468
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at September 30 and June 30	90,523	90,523
Additional capital	637,787	622,729
Retained earnings	9,950,458	9,841,885
Accumulated other comprehensive (loss)	(1,821,805)	(1,738,618)
Treasury shares, at cost; 45,066,100 shares at September 30 and 42,487,389 shares at June 30	(4,005,445)	(3,712,232)
Total shareholders’ equity	4,851,518	5,104,287
Noncontrolling interests	3,233	3,282
Total equity	4,854,751	5,107,569
Total liabilities and equity	$12,001,554	$12,295,037
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$195,026	$280,171
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	48,534	52,773
Amortization	29,688	28,995
Share incentive plan compensation	35,381	40,559
Deferred income taxes	2,970	47,166
Foreign currency transaction gain	(5,254)	(12,725)
(Gain) loss on sale of plant and equipment	(1,071)	7,262
Gain on sale of businesses	—	(5,782)
Gain on sale of marketable securities	(54)	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	66,355	77,908
Inventories	(25,696)	(112,962)
Prepaid expenses	44,517	10,130
Other assets	18,301	(471)
Accounts payable, trade	(75,822)	(24,964)
Accrued payrolls and other compensation	(113,071)	(107,459)
Accrued domestic and foreign taxes	(11,264)	(60,241)
Other accrued liabilities	(10,765)	439
Pensions and other postretirement benefits	(167,457)	45,815
Other liabilities	(25,350)	(5,740)
Net cash provided by operating activities	4,968	260,874
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash of $3,814 in 2015)	(67,552)	—
Capital expenditures	(38,681)	(54,709)
Proceeds from sale of plant and equipment	3,847	2,736
Proceeds from sale of businesses	—	22,770
Purchases of marketable securities and other investments	(430,533)	(497,192)
Maturities of marketable securities and other investments	371,766	50,528
Other	(40,273)	(5,060)
Net cash (used in) investing activities	(201,426)	(480,927)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	56	987
Payments for common shares	(310,000)	(54,793)
Tax benefit from share incentive plan compensation	5,480	9,312
Proceeds from (payments for) notes payable, net	406,799	(113,272)
Proceeds from long-term borrowings	395	1
Payments for long-term borrowings	(2,407)	(294)
Dividends	(85,987)	(71,607)
Net cash provided by (used in) financing activities	14,336	(229,666)
Effect of exchange rate changes on cash	(24,194)	(71,699)
Net (decrease) in cash and cash equivalents	(206,316)	(521,418)
Cash and cash equivalents at beginning of year	1,180,584	1,613,555
Cash and cash equivalents at end of period	$974,268	$1,092,137
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

	Three Months Ended
	September 30,
	2015	2014
Net sales
Diversified Industrial:
North America	$1,286,330	$1,471,812
International	1,038,447	1,263,497
Aerospace Systems	544,571	534,623
Total net sales	$2,869,348	$3,269,932
Segment operating income
Diversified Industrial:
North America	$212,748	$264,236
International	129,295	189,805
Aerospace Systems	74,003	65,349
Total segment operating income	416,046	519,390
Corporate general and administrative expenses	53,051	55,444
Income before interest expense and other expense	362,995	463,946
Interest expense	35,760	20,961
Other expense	51,586	46,350
Income before income taxes	$275,649	$396,635

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2015, the results of operations for the three months ended September 30, 2015 and 2014 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2015 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. No subsequent events have occurred that required adjustment to these financial statements.

2. New accounting pronouncements
In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16, "Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 requires the recognition of adjustments to provisional amounts, that are identified during the measurement period, in the reporting period in which the adjustments are determined. The effects of the adjustments to provisional amounts on depreciation, amortization or other income effects should be recognized in current-period earnings as if the accounting had been completed at the acquisition date. Disclosure of the portion of the adjustment recorded in current-period earnings that would have been reported in prior reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date is also required. During the first quarter of fiscal 2016, the Company adopted ASU 2015-16. The adoption of ASU 2015-16 did not materially affect the Company's results of operations, statement of financial position or financial statement disclosures.
In July 2015, the FASB issued ASU 2015-11, "Inventory - Simplifying the Measurement of Inventory." ASU 2015-11 requires companies to measure inventory (valued using first-in, first-out or average cost methods) at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The measurement of inventory valued using the last-in, first-out method is unchanged. ASU 2015-11 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company has not yet determined the effect that ASU 2015-11 will have on its results of operations, statement of financial position or financial statement disclosures.
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in the ASU. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect ASU 2015-03 will have a material impact on its statement of financial position or financial statement disclosures.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that a company expects to be entitled to in exchange for the goods or services. To achieve this principle, a company must apply five steps including identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) the company satisfies the performance obligations. Additional quantitative and qualitative disclosure to enhance the understanding about the nature, amount, timing, and uncertainty of revenue and cash flows is also required. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has not yet determined the effect that ASU 2014-09 will have on its results of operations, statement of financial position or financial statement disclosures.

3. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2015 and 2014.

	Three Months Ended
	September 30,
	2015	2014
Numerator:
Net income attributable to common shareholders	$194,978	$280,089
Denominator:
Basic - weighted average common shares	136,844,504	148,738,828
Increase in weighted average common shares from dilutive effect of equity-based awards	1,730,404	2,334,807
Diluted - weighted average common shares, assuming exercise of equity-based awards	138,574,908	151,073,635
Basic earnings per share	$1.42	$1.88
Diluted earnings per share	$1.41	$1.85
For the three months ended September 30, 2015 and 2014, 2,350,730 and 873,214 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
4. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized to repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury stock. During the three-month period ended September 30, 2015, the Company repurchased 2,770,624 shares at an average price, including commissions, of $111.89 per share.

5. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor. Allowance for doubtful accounts was $8,842 and $9,284 at September 30, 2015 and June 30, 2015, respectively.

6. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2015	June 30, 2015
Notes receivable	$79,166	$90,470
Reverse repurchase agreements	83,835	113,558
Accounts receivable, other	152,942	160,506
Total	$315,943	$364,534
Reverse repurchase agreements are collateralized lending arrangements and have a maturity longer than three months from the date of purchase. The Company does not record an asset or liability for the collateral associated with the reverse repurchase agreements.

7. Inventories

The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2015	June 30, 2015
Finished products	$525,215	$526,708
Work in process	708,634	688,727
Raw materials	86,355	85,024
Total	$1,320,204	$1,300,459

8. Business realignment charges
The Company incurred business realignment charges in fiscal 2016 and fiscal 2015.
Business realignment charges by business segment are as follows:

	Three Months Ended
	September 30,
	2015	2014
Diversified Industrial	$20,043	$5,849
Aerospace Systems	1,745	—

Work force reductions in connection with such business realignment charges by business segment are as follows:

	Three Months Ended
	September 30,
	2015	2014
Diversified Industrial	1,164	102
Aerospace Systems	57	—
The charges primarily consist of severance costs related to actions taken under the Company's Simplification initiative aimed at reducing organizational and process complexity, as well as plant closures, with the majority of the charges incurred in Europe and North America. In addition, asset write-downs of $116 and $1,915 for the three months ended September 30, 2015 and 2014, respectively, were recognized in connection with plant closures in the Diversified Industrial Segment and are reflected in the other expense caption in the Business Segment Information. The Company believes the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended
	September 30,
	2015	2014
Cost of sales	$14,673	$5,118
Selling, general and administrative expenses	7,115	731
Other (income), net	116	1,915
As of September 30, 2015, approximately $12 million in severance payments have been made relating to charges incurred during fiscal 2016, the remainder of which are expected to be paid by September 30, 2016. Severance payments relating to prior year actions are being made as required. Remaining severance payments related to current-year and prior-year actions of approximately $32 million are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the realignment actions described above, the timing and amount of which are not known at this time.

9. Equity
Changes in equity for the three months ended September 30, 2015 and 2014 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2015	$5,104,287	$3,282	$5,107,569
Net income	194,978	48	195,026
Other comprehensive (loss)	(83,187)	(97)	(83,284)
Dividends paid	(85,987)	—	(85,987)
Stock incentive plan activity	31,427	—	31,427
Shares purchased at cost	(310,000)	—	(310,000)
Balance at September 30, 2015	$4,851,518	$3,233	$4,854,751

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2014	$6,659,428	$3,380	$6,662,808
Net income	280,089	82	280,171
Other comprehensive (loss)	(275,068)	(101)	(275,169)
Dividends paid	(71,607)	—	(71,607)
Stock incentive plan activity	36,161	—	36,161
Shares purchased at cost	(50,000)	—	(50,000)
Balance at September 30, 2014	$6,579,003	$3,361	$6,582,364

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the three months ended September 30, 2015 and 2014 are as follows:

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2015	$(641,018)	$(1,097,600)	$(1,738,618)
Other comprehensive (loss) before reclassifications	(112,077)	—	(112,077)
Amounts reclassified from accumulated other comprehensive (loss)	(6)	28,896	28,890
Balance at September 30, 2015	$(753,101)	$(1,068,704)	$(1,821,805)

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2014	$124,392	$(947,890)	$(823,498)
Other comprehensive (loss) before reclassifications	(301,977)	—	(301,977)
Amounts reclassified from accumulated other comprehensive (loss)	51	26,858	26,909
Balance at September 30, 2014	$(177,534)	$(921,032)	$(1,098,566)

9. Equity, cont'd

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three months ended September 30, 2015 and 2014 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2015
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(2,043)	See Note 11
Recognized actuarial loss	(43,247)	See Note 11
Total before tax	(45,290)
Tax benefit	16,394	Income taxes
Net of tax	$(28,896)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2014
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(2,644)	See Note 11
Recognized actuarial loss	(39,679)	See Note 11
Total before tax	(42,323)
Tax benefit	15,465	Income taxes
Net of tax	$(26,858)

10. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the three months ended September 30, 2015 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2015	$2,844,045	$98,634	$2,942,679
Acquisitions	31,134	—	31,134
Foreign currency translation and other	(25,860)	2	(25,858)
Balance at September 30, 2015	$2,849,319	$98,636	$2,947,955
Acquisitions represent the original goodwill allocation and final adjustments to purchase price allocations during the measurement period subsequent to the applicable acquisition dates. The impact of final purchase price allocation adjustments on the Company's results of operations and financial position were immaterial.

10. Goodwill and intangible assets cont'd
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2015		June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$150,520	$90,077	$149,066	$88,540
Trademarks	346,655	169,624	355,108	172,187
Customer lists and other	1,368,703	602,791	1,369,380	599,388
Total	$1,865,878	$862,492	$1,873,554	$860,115
Total intangible amortization expense for the three months ended September 30, 2015 was $27,472. The estimated amortization expense for the five years ending June 30, 2016 through 2020 is $101,960, $97,463, $92,625, $85,037 and $77,393, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the three months ended September 30, 2015.

11. Retirement benefits
Net pension benefit cost recognized included the following components:

	Three Months Ended
	September 30,
	2015	2014
Service cost	$24,113	$25,074
Interest cost	46,071	46,493
Expected return on plan assets	(55,649)	(55,228)
Amortization of prior service cost	2,069	2,670
Amortization of net actuarial loss	42,969	39,428
Amortization of initial net obligation	4	5
Net pension benefit cost	$59,577	$58,442
During the three months ended September 30, 2015 and 2014, the Company recognized $1,087 and $1,118, respectively, in expense related to other postretirement benefits.

12. Income taxes
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
As of September 30, 2015, the Company had gross unrecognized tax benefits of $138,281. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $77,922. If recognized, a significant portion of the gross unrecognized tax benefits would be offset against an asset currently recorded in the Consolidated Balance Sheet. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, is $10,325. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $100,000 as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.

13. Financial instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities and other investments, accounts receivable and long-term investments as well as obligations under accounts payable, trade, notes payable and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, accounts receivable, accounts payable, trade and notes payable approximate fair value.
Marketable securities and other investments include deposits, which are recorded at cost, and investments classified as available-for-sale, which are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive (loss). Gross unrealized gains and losses were not material as of September 30, 2015 and June 30, 2015. All available-for-sale investments in an unrealized loss position have been in that position for less than twelve months. There were no facts or circumstances that indicated the unrealized losses were other than temporary.
The contractual maturities of available-for-sale investments at September 30, 2015 and June 30, 2015 are as follows:

	September 30, 2015		June 30, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$6,264	$6,256	$13,561	$13,555
One to three years	189,401	188,472	188,539	188,057
Above three years	22,990	22,829	15,673	15,587
Actual maturities of available-for-sale investments may differ from their contractual maturities as the Company has the ability to liquidate the available-for-sale investments after giving appropriate notice to the issuer.
The carrying value of long-term debt and estimated fair value of long-term debt are as follows:

	September 30, 2015	June 30, 2015
Carrying value of long-term debt	$2,949,259	$2,947,102
Estimated fair value of long-term debt	3,144,010	3,107,735
The fair value of long-term debt was determined based on observable market prices in the active market in which the security is traded and is classified within level 2 of the fair value hierarchy.

13. Financial instruments cont'd
The Company utilizes derivative and non-derivative financial instruments, including, forward exchange contracts, costless collar contracts, cross-currency swap contracts and certain foreign denominated debt designated as net investment hedges, to manage foreign currency transaction and translation risk. The derivative financial instrument contracts are with major investment grade financial institutions and the Company does not anticipate any material non-performance by any of the counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.
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
The following summarizes the location and fair value of significant derivative financial instruments reported in the Consolidated Balance Sheet as of September 30, 2015 and June 30, 2015:

	Balance Sheet Caption	September 30, 2015	June 30, 2015
Net investment hedges
Cross-currency swap contracts	Other assets	$21,064	$17,994
Cash flow hedges
Costless collar contracts	Non-trade and notes receivable	5,989	5,627
Costless collar contracts	Other accrued liabilities	2,199	1,970

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
Cross-currency swap contracts have been designated as hedging instruments. Costless collar contracts and forward exchange contracts have not been designated as hedging instruments and are considered to be economic hedges of forecasted transactions.
Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income for the three months ended September 30, 2015 and 2014 were not material.

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended
	September 30,
	2015	2014
Cross-currency swap contracts	$3,163	$11,895
Foreign denominated debt	(1,134)	15,890
There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor was any portion of these financial instruments excluded from the effectiveness testing, during the three months ended September 30, 2015 and 2014.

13. Financial instruments cont'd

A summary of financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2015 and June 30, 2015 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Government bonds	$15,782	$15,782	$—	$—
Corporate bonds	191,135	191,135	—	—
Asset-backed and mortgage-backed securities	10,640	—	10,640	—
Derivatives	27,037	—	27,037	—
Investments measured at net asset value	225,498
Liabilities:
Derivatives	2,592	—	2,592	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Government bonds	$60,512	$60,512	$—	$—
Corporate bonds	145,717	145,717	—	—
Asset-backed and mortgage-backed securities	10,970	—	10,970	—
Derivatives	23,598	—	23,598	—
Investments measured at net asset value	187,534
Liabilities:
Derivatives	1,970	—	1,970	—
The fair values of the government bonds, corporate bonds and asset-backed and mortgage-backed securities are determined using the closing market price reported in the active market in which the fund is traded or the market price for similar assets that are traded in an active market.
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
Investments measured at net asset value primarily consist of investments in fixed income mutual funds, which are measured at fair value using the net asset value per share practical expedient. These investments have not been categorized in the fair value hierarchy. The Company has the ability to liquidate these investments after giving appropriate notice to the issuer.
The primary investment objective for all investments is the preservation of principal and liquidity while earning income.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2014
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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	September 30, 2015	June 30, 2015
United States	50.2	53.5
Eurozone countries	52.0	52.5
China	47.2	49.4
Brazil	47.0	46.5
Global aircraft miles flown have increased approximately six percent from their comparable fiscal 2015 level and global revenue passenger miles have increased approximately seven percent from their comparable fiscal 2015 level. The Company anticipates that U.S. Department of Defense spending with regard to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2016 will be approximately 10 percent higher than the comparable fiscal 2015 level.
Housing starts in September 2015 were approximately 18 percent higher than housing starts in September 2014 and were approximately three percent higher than housing starts in June 2015.
The Company remains focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company has been able to borrow funds at affordable interest rates and had a debt to debt-shareholders’ equity ratio of 40.9 percent at September 30, 2015 compared to 36.6 percent at June 30, 2015 and 24.9 percent at September 30, 2014. Net of cash and cash equivalents and marketable securities and other investments, the debt to debt-shareholders' equity ratio was 24.4 percent at September 30, 2015 compared to 16.8 percent at June 30, 2015 and 2.2 percent at September 30, 2014.
The Company believes many opportunities for profitable growth are available. The Company intends to focus primarily on business opportunities in the areas of energy, water, food, environment, defense, life sciences, infrastructure and transportation.

The Company believes it can meet its strategic objectives by:

•	Successfully executing its Win Strategy initiatives relating to engaged people, premier customer experience, profitable growth and financial performance;

•	Successfully executing its Simplification initiative which is aimed at reducing organizational and process complexity;

•	Serving the customer and continuously enhancing its experience with the Company;

•	Maintaining its decentralized division and sales company structure;

•	Fostering a safety first and entrepreneurial culture;

•	Engineering innovative systems and products to provide superior customer value through improved service, efficiency and productivity;

•	Delivering products, systems and services that have demonstrable savings to customers and are priced by the value they deliver;

•	Acquiring strategic businesses;

•	Organizing around targeted regions, technologies and markets;

•	Driving efficiency by implementing lean enterprise principles; and

•	Creating a culture of empowerment through its values, inclusion and diversity, accountability and teamwork.
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
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,
(dollars in millions)	2015	2014
Net sales	$2,869.3	$3,269.9
Gross profit	$668.4	$810.1
Gross profit margin	23.3%	24.8%
Selling, general and administrative expenses	$370.2	$400.8
Selling, general and administrative expenses, as a percent of sales	12.9%	12.3%
Interest expense	35.8	21.0
Other (income), net	$(13.2)	$(8.4)
Effective tax rate	29.2%	29.4%
Net income	$195.0	$280.2
Net income, as a percent of sales	6.8%	8.6%

Net sales for the current-year quarter decreased from the comparable prior-year quarter primarily due to lower sales in both the Diversified Industrial North America and International businesses more than offsetting higher volume experienced in the Aerospace Systems Segment. The effect of currency rate changes decreased net sales by approximately $186 million in the current-year quarter ($161 million of which was attributable to the Diversified Industrial International businesses). Acquisitions made in the last 12 months contributed approximately $12 million in sales in the current-year quarter.
Gross profit margin decreased in the current-year quarter primarily due to the lower sales volume in the Diversified Industrial Segment and an unfavorable product mix in the Diversified Industrial International businesses, partially offset by a favorable product mix and lower product engineering expenses in the Aerospace Systems Segment. Foreign currency transaction (gain) (primarily relating to cash, marketable securities and other investments and intercompany transactions) included in cost of sales for the current-year quarter and prior-year quarter were $(5.3) million and $(12.7) million, respectively. Pension cost included in cost of sales for the current-year quarter and prior-year quarter were $41.2 million and $42.6 million, respectively. Cost of sales for the current-year quarter and prior-year quarter also included business realignment charges of $14.7 million and $5.1 million, respectively.

Selling, general and administrative expenses decreased for the current-year quarter primarily due to lower stock compensation expense and lower research and development expenses, partially offset by higher business realignment charges and higher net expenses associated with the Company's deferred compensation program, primarily resulting from a decrease in the market value of corporate owned life insurance. Stock compensation expense decreased primarily as a result of a lower number of stock awards granted in fiscal 2016. Pension cost included in selling, general and administrative expenses for the current-year quarter and prior-year quarter was $19.7 million and $16.8 million, respectively. Business realignment charges included in selling, general and administrative expenses were $7.1 million and $0.7 million for the current-year quarter and prior-year quarter, respectively.
Interest expense for the current-year quarter increased from the comparable prior-year period primarily due to both higher weighted-average borrowings and higher weighted-average interest rates on borrowings.
Other (income), net in the current-year quarter includes income of $5.2 million related to equity method investments and income of $4.7 million related to free trade incentives. Other (income), net in the prior-year quarter included income of $5.9 million related to equity method investments, a gain of $5.7 million related to the sale of a business and an expense of $6.7 million related to asset writedowns.
Effective tax rate for the first three months of fiscal 2016 was lower than the comparable prior-year period primarily due to an increase in estimated foreign earnings in low tax jurisdictions and an increase in the Federal manufacturing deduction partially offset by a decrease in discrete tax benefits compared to the prior-year period. The Company expects the effective tax rate for fiscal 2016 will be approximately 29 percent.
RESULTS BY BUSINESS SEGMENT
Diversified Industrial Segment

	Three Months Ended September 30,
(dollars in millions)	2015	2014
Net sales
North America	$1,286.3	$1,471.8
International	1,038.4	1,263.5
Operating income
North America	212.7	264.2
International	$129.3	$189.8
Operating margin
North America	16.5%	18.0%
International	12.5%	15.0%
Backlog	$1,455.6	$1,765.0

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period versus the comparable prior-year period:

Three Months Ended
September 30, 2015
Diversified Industrial North America – as reported	(12.6)%
Acquisitions	0.2%
Currency	(1.5)%
Diversified Industrial North America – without acquisitions and currency	(11.3)%

Diversified Industrial International – as reported	(17.8)%
Acquisitions	0.7%
Currency	(12.7)%
Diversified Industrial International – without acquisitions and currency	(5.8)%

Total Diversified Industrial Segment – as reported	(15.0)%
Acquisitions	0.4%
Currency	(6.7)%
Total Diversified Industrial Segment – without acquisitions and currency	(8.7)%
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
Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial North American sales decreased for the current-year quarter primarily due to lower demand from both distributors and end-users in most markets. The markets that experienced the largest decline in end-user demand were the oil and gas, farm and agriculture equipment and construction equipment markets. Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial International sales for the current-year quarter decreased primarily due to lower volume in all regions with approximately half of the decrease occurring in Europe and approximately one-third of the decrease occurring in the Asia Pacific region.
The decrease in operating margin in the Diversified Industrial North American businesses for the current-year quarter was primarily due to the lower sales volume, partially offset by lower expenses primarily resulting from the Company's Simplification initiative. The decrease in operating margin in the Diversified Industrial International businesses for the current-year quarter was primarily due to the lower sales volume and an unfavorable product mix, partially offset by lower expenses primarily resulting from the Company's Simplification initiative and prior-year restructuring activities.

The following business realignment expenses are included in Diversified Industrial North America and Diversified Industrial International operating income:

	Three Months Ended September 30,
(dollars in millions)	2015	2014
Diversified Industrial North America	$8.1	$0.2
Diversified Industrial International	11.9	5.6

The business realignment charges primarily consist of severance costs related to actions taken under the Company's Simplification initiative implemented by operating units throughout the world as well as plant closures. The majority of the Diversified Industrial International business realignment charges were incurred in Europe. The Company anticipates that cost savings realized from the work force reduction measures taken during the first three months of fiscal 2016 will increase future annual operating income by approximately three percent in both the Diversified Industrial North American and Diversified Industrial International businesses. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Diversified Industrial Segment. Such actions are expected to result in approximately $80 million in additional business realignment charges in the remainder of fiscal 2016.

Diversified Industrial Segment backlog decreased from the prior-year quarter and from the June 30, 2015 amount of $1,585.8 million as shipments exceeded orders in all of the North American and International businesses. Approximately half of the decrease in the International businesses from both the prior-year quarter and the June 30, 2015 amount was experienced in Europe. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. The Company anticipates Diversified Industrial North American and Diversified Industrial International sales for fiscal 2016 will both decrease between 14 percent and 10 percent from their fiscal 2015 levels. Diversified Industrial North American operating margins in fiscal 2016 are expected to range from 15.3 percent to 15.7 percent and Diversified Industrial International operating margins in fiscal 2016 are expected to range from 11.5 percent to 11.9 percent.
Aerospace Systems Segment

	Three Months Ended September 30,
(dollars in millions)	2015	2014
Net sales	$544.6	$534.6
Operating income	$74.0	$65.3
Operating margin	13.6%	12.2%
Backlog	$1,701.6	$1,961.2
The increase in net sales in the Aerospace Systems Segment for the current-year quarter was primarily due to higher volume in the commercial and military aftermarket businesses, partially offset by lower volume in the military original equipment manufacturer (OEM) business. The higher margin in the current-year quarter was primarily due to higher commercial and military aftermarket sales volume, lower engineering development costs and favorable contract settlements, partially offset by an unfavorable product mix in the commercial OEM business.
The decrease in backlog from the prior-year quarter was primarily due to shipments exceeding orders in the military and commercial OEM businesses and in the commercial and military aftermarket businesses. The decrease in backlog from the June 30, 2015 amount of $1,755.8 million was primarily due to shipments exceeding orders in the military and commercial OEM businesses and commercial aftermarket business, partially offset by orders exceeding shipments in the military aftermarket business. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. For fiscal 2016, sales are expected to increase between one percent and three percent from the fiscal 2015 level and operating margins are expected to range from 14.3 percent to 14.7 percent. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.
Corporate general and administrative expenses
Corporate general and administrative expenses were $53.1 million in the current-year quarter compared to $55.4 million in the comparable prior-year quarter. As a percent of sales, corporate general and administrative expenses increased to 1.8 percent in the current-year quarter from 1.7 percent in the prior-year quarter. The lower expense in the current-year quarter is primarily due to a decrease in research and development expenses, partially offset by higher net expenses associated with the Company's deferred compensation program, primarily resulting from a decrease in the market value of corporate owned life insurance.

Other expense (in the Results By Business Segment) included the following:

(dollars in millions)	Three Months Ended, September 30,
Expense (income)	2015	2014
Foreign currency transaction	$(5.3)	$(12.7)
Stock-based compensation	24.4	29.5
Pensions	30.0	26.5
Divestitures and asset sales and writedowns	(0.7)	1.5
Other items, net	3.2	1.6
	$51.6	$46.4
Foreign currency transaction primarily relates to the impact of changes in foreign exchange rates on cash, marketable securities and other investments and intercompany transactions.
CONSOLIDATED BALANCE SHEET

(dollars in millions)	September 30, 2015	June 30, 2015
Cash	$1,789.8	$1,914.1
Trade accounts receivable, net	1,561.1	1,620.2
Inventories	1,320.2	1,300.5
Notes payable and long-term debt payable within one year	630.7	233.1
Shareholders’ equity	4,851.5	5,104.3
Working capital	$2,777.9	$3,233.0
Current ratio	2.09	2.38
Cash (comprised of cash and cash equivalents and marketable securities and other investments) includes $1,765 million and $1,777 million held by the Company's foreign subsidiaries at September 30, 2015 and June 30, 2015, respectively. Generally, cash and cash equivalents and marketable securities and other investments held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences. The Company's principal sources of liquidity are its cash flows provided by operating activities, commercial paper borrowings or borrowings directly from its line of credit. The Company does not believe the amount of cash held outside the U.S. will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, benefit plan funding, dividend payments or share repurchases.
Trade accounts receivable, net are receivables due from customers for sales of product. Days sales outstanding relating to trade accounts receivable was 50 days at September 30, 2015 and 48 days at June 30, 2015. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.
Inventories as of September 30, 2015 increased $20 million (which includes a decrease of $18 million from the effect of foreign currency translation and an increase of $12 million from current-year acquisitions) compared to June 30, 2015. An increase in inventories was experienced in both the Diversified Industrial Segment and the Aerospace Systems Segment. Days' supply of inventory was 72 days at September 30, 2015, 65 days at June 30, 2015 and 69 days at September 30, 2014.
Notes payable and long-term debt payable within one year as of September 30, 2015 increased from the June 30, 2015 amount due primarily to an increase in commercial paper outstanding. The Company from time to time will utilize short-term intercompany loans to repay commercial paper borrowings. At times, the short-term intercompany loans are outstanding at the end of a fiscal quarter.
Shareholders’ equity activity during the first three months of fiscal 2016 included a decrease of approximately $310 million as a result of share repurchases and a decrease of approximately $112 million related to foreign currency translation adjustments.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended September 30,
(dollars in millions)	2015	2014
Cash provided by (used in):
Operating activities	$5.0	$260.9
Investing activities	(201.4)	(480.9)
Financing activities	14.3	(229.7)
Effect of exchange rates	(24.2)	(71.7)
Net (decrease) in cash and cash equivalents	$(206.3)	$(521.4)
Cash flows provided by operating activities for the first three months of fiscal 2016 was lower than the prior-year quarter primarily due to a decrease in net income and a $200 million voluntary cash contribution made to the Company's domestic qualified defined benefit pension plan in the current-year quarter. Cash flows provided by operating activities in the first three months of fiscal 2016 benefited from a decrease in cash used by working capital items. The Company continues to focus on managing its inventory and other working capital requirements.
Cash flows used in investing activities was lower than the prior-year quarter due primarily to a decrease in marketable securities and other investments activity partially offset by an increase in acquisition activity.
Cash flows used in financing activities for the first three months of fiscal 2016 includes $407 million of net commercial paper borrowings versus $113 million of net commercial paper repayments in the prior-year quarter. Cash flows used in financing activities included repurchase activity under the Company's share repurchase program. The Company repurchased 2.8 million common shares for $310 million in the first three months of fiscal 2016 as compared to the repurchase of 0.4 million common shares for $50 million in the first three months of fiscal 2015.
The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-shareholders’ equity of no more than 37 percent.

(dollars in millions) Debt to Debt-Shareholders’ Equity Ratio	September 30, 2015	June 30, 2015
Debt	$3,356	$2,947
Debt & Shareholders’ equity	$8,208	$8,051
Ratio	40.9%	36.6%
At September 30, 2015, the Company had a line of credit totaling $2,000 million through a multi-currency revolving credit agreement with a group of banks, $1,593 million of which was available. The credit agreement expires in October 2017; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which would increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
As of September 30, 2015, the Company was authorized to sell up to $1,850 million of short-term commercial paper notes. As of September 30, 2015, $407 million commercial paper notes were outstanding and the largest amount of commercial paper notes outstanding during the first quarter of fiscal 2016 was $489 million.

The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at September 30, 2015, the most restrictive financial covenant provides that the ratio of secured debt to net tangible assets be less than 10 percent. However, the Company currently does not have secured debt in its debt portfolio. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

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

•	ability to implement successfully the Company's capital allocation initiatives, including timing, price and execution of share repurchases;

•	increases in raw material costs that cannot be recovered in product pricing;

•	the Company’s ability to manage costs related to insurance and employee retirement and health care benefits;

•	threats associated with and efforts to combat terrorism and cyber-security risks;

•	uncertainties surrounding the ultimate resolution of outstanding legal proceedings, including the outcome of any appeals;

•	competitive market conditions and resulting effects on sales and pricing; and

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
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value. Further information on the fair value of these contracts is provided in Note 13 to the Consolidated Financial Statements. Gains or losses on derivatives that are not hedges are adjusted to fair value through the Consolidated Statement of Income. Gains or losses on derivatives that are hedges are adjusted to fair value through accumulated other comprehensive (loss) in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The translation of the foreign denominated debt that has been designated as a net investment hedge is recorded in accumulated other comprehensive (loss) and remains there until the underlying net investment is sold or substantially liquidated.
The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company’s objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective.
There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2015 through July 31, 2015	150,700	$113.66	150,700	24,287,456
August 1, 2015 through August 31, 2015	2,463,470	$112.22	2,463,470	21,823,986
September 1, 2015 through September 30, 2015	156,454	$104.54	156,454	21,667,532
Total:	2,770,624	$111.87	2,770,624	21,667,532

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

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

3(a)	Amended Articles of Incorporation, as amended.*

12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2015.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended September 30, 2015 and 2014, (ii) Consolidated Statement of Comprehensive Income for the three months ended September 30, 2015 and 2014, (iii) Consolidated Balance Sheet at September 30, 2015 and June 30, 2015, (iv) Consolidated Statement of Cash Flows for the three months ended September 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements for the three months ended September 30, 2015.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Jon. P. Marten
Jon P. Marten
Executive Vice President - Finance & Administration and Chief Financial Officer

Date: November 3, 2015

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3(a)	Amended Articles of Incorporation, as amended.*

12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2015.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended September 30, 2015 and 2014, (ii) Consolidated Statement of Comprehensive Income for the three months ended September 30, 2015 and 2014, (iii) Consolidated Balance Sheet at September 30, 2015 and June 30, 2015, (iv) Consolidated Statement of Cash Flows for the three months ended September 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements for the three months ended September 30, 2015.