Form 10-Q
period 2015-12-31
PARKER HANNIFIN CORP
filed 2016-02-03
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding at December 31, 2015           135,102,576

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net sales	$2,705,590	$3,134,993	$5,574,938	$6,404,925
Cost of sales	2,140,624	2,401,584	4,341,528	4,861,449
Gross profit	564,966	733,409	1,233,410	1,543,476
Selling, general and administrative expenses	314,666	379,804	684,880	780,644
Interest expense	34,297	27,645	70,057	48,606
Other (income), net	(13,877)	(17,306)	(27,056)	(25,675)
Income before income taxes	229,880	343,266	505,529	739,901
Income taxes	46,743	75,931	127,366	192,395
Net income	183,137	267,335	378,163	547,506
Less: Noncontrolling interest in subsidiaries' earnings	155	83	203	165
Net income attributable to common shareholders	$182,982	$267,252	$377,960	$547,341

Earnings per share attributable to common shareholders:
Basic	$1.35	$1.84	$2.78	$3.72
Diluted	$1.33	$1.80	$2.74	$3.66

Cash dividends per common share	$0.63	$0.63	$1.26	$1.11
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net income	$183,137	$267,335	$378,163	$547,506
Less: Noncontrolling interests in subsidiaries' earnings	155	83	203	165
Net income attributable to common shareholders	182,982	267,252	377,960	547,341

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment and other	(91,177)	(216,913)	(203,357)	(518,940)
Retirement benefits plan activity	28,221	25,064	57,117	51,922
Other comprehensive (loss)	(62,956)	(191,849)	(146,240)	(467,018)
Less: Other comprehensive (loss) for noncontrolling interests	(34)	(52)	(131)	(153)
Other comprehensive (loss) attributable to common shareholders	(62,922)	(191,797)	(146,109)	(466,865)
Total comprehensive income attributable to common shareholders	$120,060	$75,455	$231,851	$80,476
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	(Unaudited)
	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,047,494	$1,180,584
Marketable securities and other investments	820,682	733,490
Trade accounts receivable, net	1,419,934	1,620,194
Non-trade and notes receivable	293,913	364,534
Inventories	1,279,760	1,300,459
Prepaid expenses	141,030	241,684
Deferred income taxes	148,198	142,147
Total current assets	5,151,011	5,583,092
Plant and equipment	4,775,462	4,862,611
Less: Accumulated depreciation	3,177,277	3,198,589
	1,598,185	1,664,022
Other assets	1,116,315	1,091,805
Intangible assets, net	975,515	1,013,439
Goodwill	2,913,065	2,942,679
Total assets	$11,754,091	$12,295,037
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$574,302	$223,142
Accounts payable, trade	948,157	1,092,138
Accrued payrolls and other compensation	279,119	409,762
Accrued domestic and foreign taxes	109,495	140,295
Other accrued liabilities	457,026	484,793
Total current liabilities	2,368,099	2,350,130
Long-term debt	2,724,860	2,723,960
Pensions and other postretirement benefits	1,475,351	1,699,197
Deferred income taxes	76,405	77,967
Other liabilities	306,655	336,214
Total liabilities	6,951,370	7,187,468
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at December 31 and June 30	90,523	90,523
Additional capital	639,921	622,729
Retained earnings	10,047,759	9,841,885
Accumulated other comprehensive (loss)	(1,884,727)	(1,738,618)
Treasury shares, at cost; 45,943,552 shares at December 31 and 42,487,389 shares at June 30	(4,094,070)	(3,712,232)
Total shareholders’ equity	4,799,406	5,104,287
Noncontrolling interests	3,315	3,282
Total equity	4,802,721	5,107,569
Total liabilities and equity	$11,754,091	$12,295,037
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$378,163	$547,506
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	96,675	103,671
Amortization	59,418	56,954
Share incentive plan compensation	39,026	52,217
Deferred income taxes	(20,899)	(35,253)
Foreign currency transaction loss (gain)	8,169	(23,186)
(Gain) loss on sale of plant and equipment	(336)	8,092
Gain on sale of businesses	—	(5,791)
Gain on sale of marketable securities	(158)	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	173,590	211,530
Inventories	3,346	(155,335)
Prepaid expenses	99,511	(33,655)
Other assets	(20,673)	(4,175)
Accounts payable, trade	(135,070)	(53,990)
Accrued payrolls and other compensation	(124,866)	(113,482)
Accrued domestic and foreign taxes	(31,962)	(81,483)
Other accrued liabilities	(31,669)	(826)
Pensions and other postretirement benefits	(120,488)	79,332
Other liabilities	(25,149)	(13,629)
Net cash provided by operating activities	346,628	538,497
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash of $3,814 in 2015 and $3,979 in 2014)	(67,552)	(18,640)
Capital expenditures	(75,419)	(109,781)
Proceeds from sale of plant and equipment	8,506	3,902
Proceeds from sale of businesses	—	22,779
Purchases of marketable securities and other investments	(575,183)	(971,606)
Maturities of marketable securities and other investments	527,819	475,851
Other	(41,450)	(43,239)
Net cash (used in) investing activities	(223,279)	(640,734)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	80	2,724
Payments for common shares	(400,070)	(871,567)
Tax benefit from share incentive plan compensation	5,960	16,319
Proceeds from (payments for) notes payable, net	574,299	(815,172)
Proceeds from long-term borrowings	1,689	1,485,505
Payments for long-term borrowings	(219,397)	(358)
Dividends	(171,707)	(164,758)
Net cash (used in) financing activities	(209,146)	(347,307)
Effect of exchange rate changes on cash	(47,293)	(88,704)
Net (decrease) in cash and cash equivalents	(133,090)	(538,248)
Cash and cash equivalents at beginning of year	1,180,584	1,613,555
Cash and cash equivalents at end of period	$1,047,494	$1,075,307
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net sales
Diversified Industrial:
North America	$1,160,774	$1,389,207	$2,447,104	$2,861,019
International	992,464	1,187,400	2,030,911	2,450,897
Aerospace Systems	552,352	558,386	1,096,923	1,093,009
Total net sales	$2,705,590	$3,134,993	$5,574,938	$6,404,925
Segment operating income
Diversified Industrial:
North America	$153,581	$226,888	$366,329	$491,124
International	95,367	136,525	224,662	326,330
Aerospace Systems	81,764	66,817	155,767	132,166
Total segment operating income	330,712	430,230	746,758	949,620
Corporate general and administrative expenses	31,210	51,360	84,261	106,804
Income before interest expense and other expense	299,502	378,870	662,497	842,816
Interest expense	34,297	27,645	70,057	48,606
Other expense	35,325	7,959	86,911	54,309
Income before income taxes	$229,880	$343,266	$505,529	$739,901

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 2015, the results of operations for the three and six months ended December 31, 2015 and 2014 and cash flows for the six months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2015 Annual Report on Form 10-K and its previously filed fiscal 2016 Form 10-Q. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. No subsequent events have occurred that required adjustment to these financial statements.

2. New accounting pronouncements
In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, "Recognition and Measurement of Financial Assets and Liabilities." ASU 2016-01 requires equity investments (excluding equity method investments and investments that are consolidated) to be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have a readily determinable fair value may be measured at cost, adjusted for impairment and observable price changes. The ASU also simplifies the impairment assessment of equity investments, eliminates the disclosure of the assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at cost on the balance sheet and requires the exit price to be used when measuring fair value of financial instruments for disclosure purposes. Under ASU 2016-01, changes in fair value (resulting from instrument-specific credit risk) will be presented separately in other comprehensive income for liabilities measured using the fair value option and financial assets and liabilities will be presented separately by measurement category and type either on the balance sheet or in the financial statement disclosures. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has not yet determined the effect that ASU 2016-01 will have on its results of operations, statement of financial position or financial statement disclosures.
In November 2015, the FASB issued ASU 2015-17, "Income Taxes - Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires companies to present deferred tax assets and deferred tax liabilities as noncurrent in the statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted at the beginning of an interim or annual reporting period. The Company has not yet determined the effect that ASU 2015-17 will have on its statement of financial position or financial statement disclosures.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that a company expects to be entitled to in exchange for the goods or services. To achieve this principle, a company must apply five steps including identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) the company satisfies the performance obligations. Additional quantitative and qualitative disclosure to enhance the understanding

2. New accounting pronouncements, cont'd
about the nature, amount, timing, and uncertainty of revenue and cash flows is also required. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has not yet determined the effect that ASU 2014-09 will have on its results of operations, statement of financial position or financial statement disclosures.
In September 2015, the FASB issued ASU 2015-16, "Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 requires the recognition of adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. The effects of the adjustments to provisional amounts on depreciation, amortization or other income effects should be recognized in current-period earnings as if the accounting had been completed at the acquisition date. Disclosure of the portion of the adjustment recorded in current-period earnings that would have been reported in prior reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date is also required. During the first quarter of fiscal 2016, the Company adopted ASU 2015-16. The adoption of ASU 2015-16 did not materially affect the Company's results of operations, statement of financial position or financial statement disclosures.

3. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended December 31, 2015 and 2014.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Numerator:
Net income attributable to common shareholders	$182,982	$267,252	$377,960	$547,341
Denominator:
Basic - weighted average common shares	135,373,356	145,493,247	136,108,930	147,116,038
Increase in weighted average common shares from dilutive effect of equity-based awards	1,692,091	2,689,530	1,679,289	2,347,242
Diluted - weighted average common shares, assuming exercise of equity-based awards	137,065,447	148,182,777	137,788,219	149,463,280
Basic earnings per share	$1.35	$1.84	$2.78	$3.72
Diluted earnings per share	$1.33	$1.80	$2.74	$3.66
For the three months ended December 31, 2015 and 2014, 3,534,042 and 873,214 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended December 31, 2015 and 2014, 2,894,106 and 1,004,789 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
4. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury stock. During the three-month period ended December 31, 2015, the Company repurchased 893,010 shares at an average price, including commissions, of $100.78 per share. During the six-month period ended December 31, 2015, the Company repurchased 3,663,634 shares at an average price, including commissions, of $109.18 per share.

5. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor. Allowance for doubtful accounts was $8,269 and $9,284 at December 31, 2015 and June 30, 2015, respectively.

6. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2015	June 30, 2015
Notes receivable	$101,675	$90,470
Reverse repurchase agreements	48,874	113,558
Accounts receivable, other	143,364	160,506
Total	$293,913	$364,534
Reverse repurchase agreements are collateralized lending arrangements and have a maturity longer than three months from the date of purchase. The Company does not record an asset or liability for the collateral associated with the reverse repurchase agreements.

7. Inventories

The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2015	June 30, 2015
Finished products	$514,415	$526,708
Work in process	681,699	688,727
Raw materials	83,646	85,024
Total	$1,279,760	$1,300,459

8. Business realignment charges
The Company incurred business realignment charges in fiscal 2016 and fiscal 2015.
Business realignment charges by business segment are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Diversified Industrial	$22,956	$9,084	$42,999	$14,933
Aerospace Systems	235	—	1,980	—

Work force reductions in connection with such business realignment charges by business segment are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Diversified Industrial	890	72	2,054	174
Aerospace Systems	9	—	66	—

8. Business realignment charges, cont'd
The charges primarily consist of severance costs related to actions taken under the Company's Simplification initiative aimed at reducing organizational and process complexity, as well as plant closures, with the majority of the charges incurred in Europe and North America. Also, during the current-year quarter, $80 of severance costs for two people were included in the corporate general and administrative expenses caption in the Business Segment Information. In addition, asset write-downs of $116 and $1,915 for the six months ended December 31, 2015 and 2014, respectively, were recognized in connection with plant closures in the Diversified Industrial Segment and are reflected in the other expense caption in the Business Segment Information. In connection with a plant closure, the Company recognized an expense associated with enhanced retirement benefits (refer to Note 11 for further discussion). The Company believes the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Cost of sales	$18,258	$5,489	$32,931	$10,607
Selling, general and administrative expenses	5,013	3,595	12,128	4,326
Other (income), net	—	—	116	1,915
As of December 31, 2015, approximately $23 million in severance payments had been made relating to charges incurred during fiscal 2016, the remainder of which are expected to be paid by December 31, 2016. Severance payments relating to prior-year actions are being made as required. Remaining severance payments related to current-year and prior-year actions of approximately $36 million are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the realignment actions described above, the timing and amount of which are not known at this time.

9. Equity
Changes in equity for the three months ended December 31, 2015 and 2014 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
September 30, 2015	$4,851,518	$3,233	$4,854,751
Net income	182,982	155	183,137
Other comprehensive (loss)	(62,922)	(34)	(62,956)
Dividends paid	(85,681)	(39)	(85,720)
Stock incentive plan activity	3,509	—	3,509
Shares purchased at cost	(90,000)	—	(90,000)
Balance at December 31, 2015	$4,799,406	$3,315	$4,802,721

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
September 30, 2014	$6,579,003	$3,361	$6,582,364
Net income	267,252	83	267,335
Other comprehensive (loss)	(191,797)	(52)	(191,849)
Dividends paid	(93,151)	—	(93,151)
Stock incentive plan activity	12,141	—	12,141
Shares purchased at cost	(816,699)	—	(816,699)
Balance at December 31, 2014	$5,756,749	$3,392	$5,760,141

9. Equity, cont'd

Changes in equity for the six months ended December 31, 2015 and 2014 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2015	$5,104,287	$3,282	$5,107,569
Net income	377,960	203	378,163
Other comprehensive (loss)	(146,109)	(131)	(146,240)
Dividends paid	(171,668)	(39)	(171,707)
Stock incentive plan activity	34,936	—	34,936
Shares purchased at cost	(400,000)	—	(400,000)
Balance at December 31, 2015	$4,799,406	$3,315	$4,802,721

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2014	$6,659,428	$3,380	$6,662,808
Net income	547,341	165	547,506
Other comprehensive income (loss)	(466,865)	(153)	(467,018)
Dividends paid	(164,758)	—	(164,758)
Stock incentive plan activity	48,302	—	48,302
Shares purchased at cost	(866,699)	—	(866,699)
Balance at December 31, 2014	$5,756,749	$3,392	$5,760,141

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the six months ended December 31, 2015 and 2014 are as follows:

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2015	$(641,018)	$(1,097,600)	$(1,738,618)
Other comprehensive (loss) income before reclassifications	(203,133)	—	(203,133)
Amounts reclassified from accumulated other comprehensive (loss)	(93)	57,117	57,024
Balance at December 31, 2015	$(844,244)	$(1,040,483)	$(1,884,727)

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2014	$124,392	$(947,890)	$(823,498)
Other comprehensive (loss) before reclassifications	(518,889)	—	(518,889)
Amounts reclassified from accumulated other comprehensive (loss)	102	51,922	52,024
Balance at December 31, 2014	$(394,395)	$(895,968)	$(1,290,363)

9. Equity, cont'd

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three and six months ended December 31, 2015 and 2014 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Six Months Ended
	December 31, 2015	December 31, 2015
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,643)	$(3,686)	See Note 11
Recognized actuarial loss	(42,577)	(85,824)	See Note 11
Total before tax	(44,220)	(89,510)
Tax benefit	15,999	32,393	Income taxes
Net of tax	$(28,221)	$(57,117)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Six Months Ended
	December 31, 2014	December 31, 2014
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,900)	$(4,544)	See Note 11
Recognized actuarial loss	(37,548)	(77,227)	See Note 11
Total before tax	(39,448)	(81,771)
Tax benefit	14,384	29,849	Income taxes
Net of tax	$(25,064)	$(51,922)

10. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the six months ended December 31, 2015 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2015	$2,844,045	$98,634	$2,942,679
Acquisitions	31,134	—	31,134
Foreign currency translation and other	(60,741)	(7)	(60,748)
Balance at December 31, 2015	$2,814,438	$98,627	$2,913,065
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

	December 31, 2015		June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$150,579	$91,131	$149,066	$88,540
Trademarks	341,997	171,325	355,108	172,187
Customer lists and other	1,361,048	615,653	1,369,380	599,388
Total	$1,853,624	$878,109	$1,873,554	$860,115
Total intangible amortization expense for the six months ended December 31, 2015 was $55,024. The estimated amortization expense for the five years ending June 30, 2016 through 2020 is $101,542, $97,228, $92,425, $84,899 and $77,274, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the six months ended December 31, 2015.

11. Retirement benefits
Net pension benefit cost recognized included the following components:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Service cost	$23,406	$24,583	$47,519	$49,657
Interest cost	45,663	44,305	91,734	90,798
Special termination cost	7,088	—	7,088	—
Expected return on plan assets	(55,566)	(54,961)	(111,215)	(110,189)
Amortization of prior service cost	1,669	1,927	3,738	4,597
Amortization of net actuarial loss	42,299	37,297	85,268	76,725
Amortization of initial net obligation	4	4	8	9
Net pension benefit cost	$64,563	$53,155	$124,140	$111,597
During the three months ended December 31, 2015 and 2014, the Company recognized $5,608 and $1,118, respectively, in expense related to other postretirement benefits. During the six months ended December 31, 2015 and 2014, the Company recognized $6,695 and $2,236, respectively, in expense related to other postretirement benefits.
During the current-year quarter, the Company provided enhanced retirement benefits in connection with a plant closure, which resulted in an increase in net pension benefit cost of $7,088 and an increase in expense related to other postretirement benefits of $4,521.

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

12. Income taxes, cont'd
As of December 31, 2015, the Company had gross unrecognized tax benefits of $130,830. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $74,195. If recognized, a significant portion of the gross unrecognized tax benefits would be offset against an asset currently recorded in the Consolidated Balance Sheet. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, is $10,375. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $100,000 as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.

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
Marketable securities and other investments include deposits, which are recorded at cost, and investments classified as available-for-sale, which are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive (loss). Gross unrealized gains and losses were not material as of December 31, 2015 and June 30, 2015. All available-for-sale investments in an unrealized loss position have been in that position for less than 12 months. There were no facts or circumstances that indicated the unrealized losses were other than temporary.
The contractual maturities of available-for-sale investments at December 31, 2015 and June 30, 2015 are as follows:

	December 31, 2015		June 30, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$14,141	$14,141	$13,561	$13,555
One to three years	184,281	184,115	188,539	188,057
Above three years	11,696	11,598	15,673	15,587
Actual maturities of available-for-sale investments may differ from their contractual maturities as the Company has the ability to liquidate the available-for-sale investments after giving appropriate notice to the issuer.
The carrying value of long-term debt and estimated fair value of long-term debt are as follows:

	December 31, 2015	June 30, 2015
Carrying value of long-term debt	$2,724,862	$2,947,102
Estimated fair value of long-term debt	2,892,998	3,107,735
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

13. Financial instruments cont'd
The Company’s Euro bonds, which matured in November 2015, and Japanese Yen credit facility have each been designated as a hedge of the Company’s net investment in certain foreign subsidiaries. The translation of the Euro bonds and Japanese Yen credit facility into U.S. dollars is recorded in accumulated other comprehensive (loss) and remains there until the underlying net investment is sold or substantially liquidated.
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The following summarizes the location and fair value of significant derivative financial instruments reported in the Consolidated Balance Sheet as of December 31, 2015 and June 30, 2015:

	Balance Sheet Caption	December 31, 2015	June 30, 2015
Net investment hedges
Cross-currency swap contracts	Other assets	$25,695	$17,994
Cash flow hedges
Costless collar contracts	Non-trade and notes receivable	4,354	5,627
Costless collar contracts	Other accrued liabilities	2,887	1,970

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
Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income for the three and six months ended December 31, 2015 and 2014 were not material.

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Cross-currency swap contracts	$4,630	$10,233	$7,793	$22,128
Foreign denominated debt	5,407	9,255	4,273	25,145
There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor was any portion of these financial instruments excluded from the effectiveness testing, during the six months ended December 31, 2015 and 2014.

13. Financial instruments cont'd
A summary of financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2015 and June 30, 2015 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$1,618	$1,618	$—	$—
Government bonds	16,667	16,667	—	—
Corporate bonds	185,837	185,837	—	—
Asset-backed and mortgage-backed securities	7,350	—	7,350	—
Derivatives	28,886	—	28,886	—
Investments measured at net asset value	246,042
Liabilities:
Derivatives	2,887	—	2,887	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Government bonds	$60,512	$60,512	$—	$—
Corporate bonds	145,717	145,717	—	—
Asset-backed and mortgage-backed securities	10,970	—	10,970	—
Derivatives	23,598	—	23,598	—
Investments measured at net asset value	187,534
Liabilities:
Derivatives	1,970	—	1,970	—
The fair values of the equity securities, government bonds, corporate bonds and asset-backed and mortgage-backed securities are determined using the closing market price reported in the active market in which the fund is traded or the market price for similar assets that are traded in an active market.
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

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015
AND COMPARABLE PERIODS ENDED DECEMBER 31, 2014
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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	December 31, 2015	September 30, 2015	June 30, 2015
United States	48.2	50.2	53.5
Eurozone countries	53.2	52.0	52.5
China	48.2	47.2	49.4
Brazil	45.6	47.0	46.5
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
Housing starts in December 2015 were approximately six percent higher than housing starts in December 2014 and were approximately two percent lower than housing starts in June 2015.
The Company remains focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company has been able to borrow funds at affordable interest rates and had a debt to debt-shareholders’ equity ratio of 40.7 percent at December 31, 2015 compared to 40.9 percent at September 30, 2015 and 36.6 percent at June 30, 2015. Net of cash and cash equivalents and marketable securities and other investments, the debt to debt-shareholders' equity ratio was 23.0 percent at December 31, 2015 compared to 24.4 percent at September 30, 2015 and 16.8 percent at June 30, 2015.
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
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2015	2014	2015	2014
Net sales	$2,705.6	$3,135.0	$5,574.9	$6,404.9
Gross profit	$565.0	$733.4	$1,233.4	$1,543.5
Gross profit margin	20.9%	23.4%	22.1%	24.1%
Selling, general and administrative expenses	$314.7	$379.8	$684.9	$780.6
Selling, general and administrative expenses, as a percent of sales	11.6%	12.1%	12.3%	12.2%
Interest expense	34.3	27.6	70.1	48.6
Other (income), net	$(13.9)	$(17.3)	$(27.1)	$(25.7)
Effective tax rate	20.3%	22.1%	25.2%	26.0%
Net income	$183.1	$267.3	$378.2	$547.5
Net income, as a percent of sales	6.8%	8.5%	6.8%	8.5%

Net sales for the current-year quarter and first six months of fiscal 2016 decreased from the comparable prior-year periods primarily due to lower sales in the Diversified Industrial Segment. The effect of currency rate changes decreased net sales by approximately $139 million in the current-year quarter ($119 million of which was attributable to the Diversified Industrial International businesses) and $325 million for the first six months of fiscal 2016 ($279 million of which was attributable to the Diversified Industrial International businesses). Acquisitions made in the last 12 months contributed approximately $10 million and $22 million in sales in the current-year quarter and first six months of fiscal 2016, respectively.
Gross profit margin decreased in the current-year quarter and first six months of fiscal 2016 primarily due to the lower sales volume in the Diversified Industrial Segment, resulting in manufacturing inefficiencies, and an unfavorable product mix in the Diversified Industrial International businesses, partially offset by a favorable product mix in the Aerospace Systems Segment and lower operating expenses resulting from the Company's Simplification initiative and prior-year restructuring activities. Foreign currency transaction gain (loss) (primarily relating to cash, marketable securities and other investments and intercompany transactions) included in cost of sales for the current-year quarter and prior-year quarter were $(13.4) million and $10.5 million, respectively, and $(8.2) million and $23.2 million for the first six months of fiscal 2016 and 2015, respectively. Pension cost included in cost of sales for the current-year quarter and prior-year quarter were $46.6 million and $39.3 million, respectively, and $87.8 million and $81.9 million for the first six months of fiscal 2016 and 2015, respectively. Cost of sales for the current-year quarter and prior-year quarter also included business realignment charges of $18.3 million and $5.5 million, respectively, and $32.9 million and $10.6 million for the first six months of fiscal 2016 and 2015, respectively.
Selling, general and administrative expenses decreased for the current-year quarter and first six months of fiscal 2016 primarily due to lower selling expenses resulting from the decrease in sales, lower expenses resulting from the Company's Simplification initiative, lower net expenses associated with the Company's deferred compensation programs, lower incentive compensation expense, lower stock compensation expense and lower research and development expenses. Stock compensation expense decreased primarily as a result of a lower number of stock awards granted in fiscal 2016. Pension cost included in selling, general and administrative expenses for the current-year quarter and prior-year quarter was $17.9 million and $14.4 million, respectively, and $37.6 million and $31.2 for the first six months of fiscal 2016 and 2015, respectively. Business realignment charges included in selling, general and administrative expenses were $5.0 million and $3.6 million for the current-year quarter and prior-year quarter, respectively, and $12.1 million and $4.3 million for the first six months of fiscal 2016 and 2015, respectively.
Interest expense for the current-year quarter and first six months of fiscal 2016 increased from the comparable prior-year periods primarily due to higher weighted-average borrowings. Higher weighted-average interest rates also contributed to the higher interest expense for the first six months of fiscal 2016.
Other (income), net in the current-year quarter and first six months of fiscal 2016 includes income of $5.4 million and $10.6 million, respectively, related to equity method investments. Other (income), net in the prior-year quarter and first six months of fiscal 2015 included income of $5.3 million and $11.2 million, respectively, related to equity method investments and a gain of $1.9 million and $7.7 million, respectively, related to the sale of businesses.
Effective tax rate for the current-year quarter and first six months of fiscal 2016 was lower than the comparable prior-year periods primarily due to additional tax benefits related to the re-enactment of the U.S. Research and Development tax credit and increased discrete tax benefits. These benefits were partially offset by a decrease in estimated foreign earnings in lower tax jurisdictions. The Company expects the effective tax rate for fiscal 2016 will be approximately 28 percent.
RESULTS BY BUSINESS SEGMENT
Diversified Industrial Segment

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2015	2014	2015	2014
Net sales
North America	$1,160.8	$1,389.2	$2,447.1	$2,861.0
International	992.5	1,187.4	2,030.9	2,450.9
Operating income
North America	153.6	226.9	366.3	491.1
International	$95.4	$136.5	$224.7	$326.3
Operating margin
North America	13.2%	16.3%	15.0%	17.2%
International	9.6%	11.5%	11.1%	13.3%
Backlog	$1,448.0	$1,761.3	$1,448.0	$1,761.3

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period versus the comparable prior-year period:

	Period Ending December 31,
	Three Months	Six Months
Diversified Industrial North America – as reported	(16.4)%	(14.5)%
Acquisitions	0.1%	0.2%
Currency	(1.3)%	(1.4)%
Diversified Industrial North America – without acquisitions and currency	(15.2)%	(13.3)%

Diversified Industrial International – as reported	(16.4)%	(17.1)%
Acquisitions	0.7%	0.7%
Currency	(10.0)%	(11.4)%
Diversified Industrial International – without acquisitions and currency	(7.1)%	(6.4)%

Total Diversified Industrial Segment – as reported	(16.4)%	(15.7)%
Acquisitions	0.4%	0.4%
Currency	(5.3)%	(6.0)%
Total Diversified Industrial Segment – without acquisitions and currency	(11.5)%	(10.1)%
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
Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial North American sales decreased for the current-year quarter and first six months of fiscal 2016 primarily due to lower demand from both distributors and end-users in most markets. The markets that experienced the largest decline in end-user demand were the oil and gas, construction equipment and farm and agriculture equipment markets. Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial International sales for the current-year quarter and first six months of fiscal 2016 decreased primarily due to lower volume in all regions with half of the decrease occurring in Europe and one-third of the decrease occurring in the Asia Pacific region. Within these regions, the largest decrease in sales was experienced from both distributors and end-users in the oil and gas and construction equipment markets.
The decrease in operating margin in the Diversified Industrial North American businesses for the current-year quarter and first six months of fiscal 2016 was primarily due to the lower sales volume and higher business realignment charges, partially offset by lower operating expenses primarily resulting from the Company's Simplification initiative. The decrease in operating margin in the Diversified Industrial International businesses for the current-year quarter and first six months of fiscal 2016 was primarily due to the lower sales volume and an unfavorable product mix, partially offset by lower operating expenses primarily resulting from the Company's Simplification initiative and prior-year restructuring activities.

The following business realignment expenses are included in Diversified Industrial North America and Diversified Industrial International operating income:

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2015	2014	2015	2014
Diversified Industrial North America	$8.8	$0.1	$17.0	$0.3
Diversified Industrial International	14.1	9.0	26.0	14.6

The business realignment charges primarily consist of severance costs related to actions taken under the Company's Simplification initiative implemented by operating units throughout the world as well as plant closures. The majority of the Diversified Industrial International business realignment charges were incurred in Europe. In addition to the business realignment charges presented in the table above, the Company recognized $11.6 million of expense associated with enhanced retirement benefits in connection with a plant closure. The Company anticipates that cost savings realized from the work force reduction measures taken during the first six months of fiscal 2016 will increase fiscal 2016 and fiscal 2017 annual operating income by approximately three percent and five percent, respectively, in both the Diversified Industrial North American and Diversified Industrial International businesses. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Diversified Industrial Segment. Such actions are expected to result in approximately $40 million of additional business realignment charges in the remainder of fiscal 2016.
Diversified Industrial Segment backlog decreased from the prior-year quarter and from the June 30, 2015 amount of $1,585.8 million as shipments exceeded orders in all of the North American and International businesses. Approximately half of the decrease in the International businesses from both the prior-year quarter and the June 30, 2015 amount was experienced in Europe. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. The Company anticipates Diversified Industrial North American sales for fiscal 2016 will decrease between 16 percent and 12 percent and Diversified Industrial International sales for fiscal 2016 will decrease between 15 percent and 12 percent from their fiscal 2015 levels. Diversified Industrial North American operating margins in fiscal 2016 are expected to range from 15.2 percent to 15.4 percent and Diversified Industrial International operating margins in fiscal 2016 are expected to range from 11.1 percent to 11.3 percent.
Aerospace Systems Segment

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2015	2014	2015	2014
Net sales	$552.4	$558.4	$1,096.9	$1,093.0
Operating income	$81.8	$66.8	$155.8	$132.2
Operating margin	14.8%	12.0%	14.2%	12.1%
Backlog	$1,720.6	$1,916.5	$1,720.6	$1,916.5
The decrease in net sales in the Aerospace Systems Segment for the current-year quarter was due to lower volume in the commercial original equipment manufacturer (OEM) and military aftermarket businesses, partially offset by higher volume in the military OEM and commercial aftermarket businesses. The increase in net sales for the first six months of fiscal 2016 was primarily due to higher volume in the commercial aftermarket business, partially offset by lower volume in the military aftermarket business and commercial OEM business. The higher margin in the current-year quarter was primarily due to higher commercial aftermarket sales volume, lower operating expenses and lower engineering development costs. The higher margin for the first six months of fiscal 2016 was due to a favorable commercial aftermarket to OEM sales mix, lower engineering and development expenses and lower operating costs.
The decrease in backlog from the prior-year quarter and from the June 30, 2015 amount of $1,755.8 million was primarily due to shipments exceeding orders in the military and commercial OEM businesses and in the commercial aftermarket business, partially offset by orders exceeding shipments in the military aftermarket business. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. For fiscal 2016, sales are expected to range from being flat to increasing two percent from the fiscal 2015 level and operating margins are expected to range from 14.5 percent to 14.7 percent. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.
Corporate general and administrative expenses
Corporate general and administrative expenses were $31.2 million in the current-year quarter compared to $51.4 million in the comparable prior-year quarter and were $84.3 million for the first six months of fiscal 2016 compared to $106.8 million for the first six months of fiscal 2015. As a percent of sales, corporate general and administrative expenses decreased to 1.2 percent in the current-year quarter from 1.6 percent in the prior-year quarter and decreased to 1.5 percent in the first six months of fiscal 2016 from 1.7 percent in the first six months of fiscal 2015. The lower expense in the current-year quarter and first six months of fiscal 2016 is primarily due to lower net expenses associated with the Company's deferred compensation programs, lower incentive compensation expense and lower research and development expenses.

Other expense (in the Results By Business Segment) included the following:

(dollars in millions)	Three Months Ended December 31,		Six Months Ended December 31,
Expense (income)	2015	2014	2015	2014
Foreign currency transaction	$13.4	$(10.5)	$8.2	$(23.2)
Stock-based compensation	8.2	9.9	32.7	39.4
Pensions	27.1	23.0	57.0	49.5
Divestitures and asset sales and writedowns	(1.1)	(1.0)	(1.8)	0.4
Other items, net	(12.3)	(13.4)	(9.2)	(11.8)
	$35.3	$8.0	$86.9	$54.3
Foreign currency transaction primarily relates to the impact of changes in foreign exchange rates on cash, marketable securities and other investments and intercompany transactions.
CONSOLIDATED BALANCE SHEET

(dollars in millions)	December 31, 2015	June 30, 2015
Cash	$1,868.2	$1,914.1
Trade accounts receivable, net	1,419.9	1,620.2
Inventories	1,279.8	1,300.5
Notes payable and long-term debt payable within one year	574.3	233.1
Shareholders’ equity	4,799.4	5,104.3
Working capital	$2,782.9	$3,233.0
Current ratio	2.18	2.38
Cash (comprised of cash and cash equivalents and marketable securities and other investments) includes $1,829 million and $1,777 million held by the Company's foreign subsidiaries at December 31, 2015 and June 30, 2015, respectively. Generally, cash and cash equivalents and marketable securities and other investments held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences. The Company's principal sources of liquidity are its cash flows provided by operating activities, commercial paper borrowings or borrowings directly from its line of credit. The Company does not believe the amount of cash held outside the U.S. will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, benefit plan funding, dividend payments or share repurchases.
Trade accounts receivable, net are receivables due from customers for sales of product. Days sales outstanding relating to trade accounts receivable was 50 days at December 31, 2015 and 48 days at June 30, 2015. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.
Inventories as of December 31, 2015 decreased $21 million (which includes a decrease of $29 million from the effect of foreign currency translation and an increase of $9 million from current-year acquisitions) compared to June 30, 2015. The decrease in inventories was primarily in the Diversified Industrial Segment, with approximately 90 percent of the decrease occurring in the Diversified Industrial International businesses. Days' supply of inventory was 74 days at December 31, 2015, 65 days at June 30, 2015 and 72 days at December 31, 2014.
Notes payable and long-term debt payable within one year as of December 31, 2015 increased from the June 30, 2015 amount due primarily to higher commercial paper notes outstanding, partially offset by the repayment of the Company's Euro bonds in the current-year quarter. The Company from time to time will utilize short-term intercompany loans to repay commercial paper borrowings. At times, the short-term intercompany loans are outstanding at the end of a fiscal quarter.
Shareholders’ equity activity during the first six months of fiscal 2016 included a decrease of approximately $400 million as a result of share repurchases and a decrease of approximately $205 million related to foreign currency translation adjustments.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended December 31,
(dollars in millions)	2015	2014
Cash provided by (used in):
Operating activities	$346.6	$538.5
Investing activities	(223.3)	(640.7)
Financing activities	(209.1)	(347.3)
Effect of exchange rates	(47.3)	(88.7)
Net (decrease) in cash and cash equivalents	$(133.1)	$(538.2)
Cash flows provided by operating activities for the first six months of fiscal 2016 was lower than the prior-year first six months primarily due to a decrease in net income and a $200 million voluntary cash contribution made in fiscal 2016 to the Company's domestic qualified defined benefit pension plan. Cash flows provided by operating activities in the first six months of fiscal 2016 benefited from a decrease in cash used by working capital items. The Company continues to focus on managing its inventory and other working capital requirements.
Cash flows used in investing activities was lower in the first six months of fiscal 2016 due primarily to a decrease in marketable securities and other investments activity partially offset by an increase in acquisition activity.
Cash flows used in financing activities for the first six months of fiscal 2016 includes $574 million of net commercial paper borrowings versus $815 million of net commercial paper repayments in first six months of fiscal 2015. Cash flows used in financing activities for the first six months of fiscal 2016 included the repayment of long-term debt of $219 million and for the first six months of fiscal 2015 included the issuance of $1,500 million of medium-term notes. Cash flows used in financing activities included repurchase activity under the Company's share repurchase program. The Company repurchased 3.7 million common shares for $400 million in the first six months of fiscal 2016 as compared to the repurchase of 6.8 million common shares for $867 million in the first six months of fiscal 2015.
The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-shareholders’ equity of no more than 37 percent. From time to time, such as at December 31, 2015, fluctuations in cash flows from operations or capital deployment actions may cause the ratio of debt to debt-shareholders' equity to exceed the 37 percent goal. The Company does not believe that its ability to borrow funds at affordable interest rates will be impacted if the debt to debt-shareholders' ratio temporarily exceeds the 37 percent goal.

(dollars in millions) Debt to Debt-Shareholders’ Equity Ratio	December 31, 2015	June 30, 2015
Debt	$3,299	$2,947
Debt & Shareholders’ equity	$8,099	$8,051
Ratio	40.7%	36.6%
At December 31, 2015, the Company had a line of credit totaling $2,000 million through a multi-currency revolving credit agreement with a group of banks, $1,426 million of which was available. The credit agreement expires in October 2017; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which may increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

As of December 31, 2015, the Company was authorized to sell up to $1,850 million of short-term commercial paper notes. As of December 31, 2015, $574 million commercial paper notes were outstanding and the largest amount of commercial paper notes outstanding during the second quarter of fiscal 2016 was $655 million.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at December 31, 2015, the most restrictive financial covenant provides that the ratio of secured debt to net tangible assets be less than 10 percent. However, the Company currently does not have secured debt in its debt portfolio. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective.
There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2015 through October 31, 2015	255,195	(2)	$100.89	254,501	21,413,031
November 1, 2015 through November 30, 2015	447,340		$101.39	447,340	20,965,691
December 1, 2015 through December 31, 2015	191,169		$99.13	191,169	20,774,522
Total:	893,704		$100.76	893,010	20,774,522

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

(2)
Includes 694 shares surrendered to the Company by certain non-employee directors to satisfy tax withholding obligations on restricted stock issued under the Company's non-employee directors' stock incentive plan.

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

10(a)
Parker-Hannifin Corporation 2015 Performance Bonus Plan incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on September 28, 2015 (Commission File No. 1-4982).

10(b)	Parker-Hannifin Corporation Amended and Restated Supplemental Executive Retirement Benefits Program.*

10(c)	Parker-Hannifin Corporation Amended and Restated Defined Contribution Supplemental Executive Retirement Program.*

10(d)	Parker-Hannifin Corporation Amended and Restated Savings Restoration Plan.*

10(e)	Parker-Hannifin Corporation Amended and Restated Pension Restoration Plan.*

10(f)	Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan.*

10(g)	Form of Parker-Hannifin Corporation Non-Employee Directors' Restricted Stock Unit Award Agreement.*

10(h)	Parker-Hannifin Corporation Non-Employee Directors' Restricted Stock Unit Award Terms and Conditions.*

10(i)	Amended and Restated Deferred Compensation Plan for Directors of Parker-Hannifin Corporation.*

12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2015.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended December 31, 2015 and 2014, (ii) Consolidated Statement of Income for the six months ended December 31, 2015 and 2014, (iii) Consolidated Statement of Comprehensive Income for the three months ended December 31, 2015 and 2014, (iv) Consolidated Statement of Comprehensive Income for the six months ended December 31, 2015 and 2014, (v) Consolidated Balance Sheet at December 31, 2015 and June 30, 2015, (vi) Consolidated Statement of Cash Flows for the six months ended December 31, 2015 and 2014, and (vii) Notes to Consolidated Financial Statements for the six months ended December 31, 2015.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Jon. P. Marten
Jon P. Marten
Executive Vice President - Finance & Administration and Chief Financial Officer

Date: February 3, 2016

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10(a)
Parker-Hannifin Corporation 2015 Performance Bonus Plan incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on September 28, 2015 (Commission File No. 1-4982).

10(b)	Parker-Hannifin Corporation Amended and Restated Supplemental Executive Retirement Benefits Program.*

10(c)	Parker-Hannifin Corporation Amended and Restated Defined Contribution Supplemental Executive Retirement Program.*

10(d)	Parker-Hannifin Corporation Amended and Restated Savings Restoration Plan.*

10(e)	Parker-Hannifin Corporation Amended and Restated Pension Restoration Plan.*

10(f)	Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan.*

10(g)	Form of Parker-Hannifin Corporation Non-Employee Directors' Restricted Stock Unit Award Agreement.*

10(h)	Parker-Hannifin Corporation Non-Employee Directors' Restricted Stock Unit Award Terms and Conditions.*

10(i)	Amended and Restated Deferred Compensation Plan for Directors of Parker-Hannifin Corporation.*

12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2015.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended December 31, 2015 and 2014, (ii) Consolidated Statement of Income for the six months ended December 31, 2015 and 2014, (iii) Consolidated Statement of Comprehensive Income for the three months ended December 31, 2015 and 2014, (iv) Consolidated Statement of Comprehensive Income for the six months ended December 31, 2015 and 2014, (v) Consolidated Balance Sheet at December 31, 2015 and June 30, 2015, (vi) Consolidated Statement of Cash Flows for the six months ended December 31, 2015 and 2014, and (vii) Notes to Consolidated Financial Statements for the six months ended December 31, 2015.