Form 10-K
period 2016-06-30
PARKER HANNIFIN CORP
filed 2016-08-26
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2015, excluding, for purpose of this computation only, stock holdings of the Registrant’s Directors and Officers: $12,945,310,211.
The number of Common Shares outstanding on July 31, 2016 was 133,901,044.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders to be held on October 26, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PARKER-HANNIFIN CORPORATION
FORM 10-K
Fiscal Year Ended June 30, 2016
PART I

ITEM 1. Business. Parker-Hannifin Corporation is a leading worldwide diversified manufacturer of motion and control technologies and systems, providing precision engineered solutions for a wide variety of mobile, industrial and aerospace markets. The Company was incorporated in Ohio in 1938. Its principal executive offices are located at 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141, telephone (216) 896-3000. As used in this Annual Report on Form 10-K, unless the context otherwise requires, the term "Company" refers to Parker-Hannifin Corporation and its subsidiaries and the term "year" and references to specific years refer to the applicable fiscal year.
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
The Company’s manufacturing, service, sales, distribution and administrative facilities are located in 39 states within the United States and in 48 other countries. The Company’s products are sold as original and replacement equipment through sales and distribution centers worldwide. The Company markets its products through direct-sales employees, independent distributors and sales representatives. The Company's products are supplied to approximately 444,000 customers in virtually every significant manufacturing, transportation and processing industry.

The Company has two reporting segments: Diversified Industrial and Aerospace Systems. During 2016, the Company's technologies and systems were used in the products of these two reporting segments. For 2016, total net sales were $11.4 billion. Diversified Industrial Segment products accounted for 80% and Aerospace Systems Segment products accounted for 20% of those net sales.
Markets
The Company’s technologies and systems are used throughout various industries and in various applications. The approximately 444,000 customers who purchase the Company’s products are found throughout virtually every significant manufacturing, transportation and processing industry. No single customer accounted for more than 4% of the Company’s total net sales for the year ended June 30, 2016.

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

Automation Group:	• Battery Energy Storage • Factory automation • Food and beverage • Heavy industry • Industrial machinery	• Life sciences • Packaging • Semiconductor and electronics • Transportation

Engineered Materials Group:	• Aerospace • Chemical processing • Consumer • Fluid power • General industrial • Information technology • Life sciences	• Microelectronics • Military • Oil and gas • Power generation • Renewable energy • Telecommunications • Transportation

Filtration Group:	• Agriculture • Aerospace and defense • Construction • Food and beverage • Industrial machinery • Life sciences • Marine	• Mining • Oil and gas • Power generation • Renewable energy • Transportation • Water purification

Fluid Connectors Group:	• Aerial lift • Agriculture • Bulk chemical handling • Construction machinery • Food and beverage • Fuel and gas delivery • Industrial machinery	• Life sciences • Marine • Mining • Mobile • Oil and gas • Renewable energy • Transportation

Hydraulics Group:	• Aerial lift • Agriculture • Air conditioning • Construction machinery • Entertainment • Forestry • Industrial machinery • Machine tools • Marine	• Material handling • Mining • Oil and gas • Power generation • Recreational vehicles • Refuse vehicles • Renewable energy • Truck hydraulics • Turf equipment

Instrumentation Group:	• Air conditioning • Alternative fuels • Bio pharmaceuticals • Chemical • Food and beverage • Life sciences • Microelectronics	• Mining • Oil and gas • Pharmaceuticals • Power generation • Refining • Refrigeration • Water/wastewater

Aerospace Systems Segment. Sales of the Aerospace Systems Segment products are made primarily in the commercial and military aerospace markets to both OEMs and to end users for spares, maintenance, repair and overhaul. The major markets for products of the Aerospace Systems Segment are listed below:

• Commercial transports • Engines • General and business aviation • Helicopters • Military aircraft	• Missiles • Power generation • Regional transports • Unmanned aerial vehicles • Aftermarket services

Principal Products and Methods of Distribution
Although the Company offers hundreds of thousands of individual products, no single product contributed more than 1% to the Company’s total net sales for the year ended June 30, 2016. Listed below are some of the Company’s principal products.
Diversified Industrial Segment. The products produced by the Company’s Diversified Industrial Segment consist of a broad range of motion-control and fluid systems and components, which are described below by group:
Automation Group: pneumatic, fluidic and electromechanical components and systems, including:

• Air regulators/filters • Electric actuators and stages • Fluid control valves • Fluid system mass flow meters/controllers • Grippers • Inverters • Miniature air/liquid pumps	• Motion controllers • Pneumatic control valves • Pneumatic cylinders • Pressure and flow controls • Servo motors and drives • Solenoid valves • Vacuum variable frequency drives

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

•    Silicone tubing and extrusions
•    Thermal management
•    Vibration dampening

Filtration Group: filters, systems and diagnostics solutions to monitor and remove contaminants from fuel, air, oil, water and other liquids and gases, including:

•    Aerospace filters and systems

•    Compressed air and gas treatment solutions

•    Engine fuel, oil, air and closed crankcase ventilation
     filtration systems
•    Filtration and purification systems

•    Fluid condition monitoring systems
•    Hydraulic and lubrication filters

• Industrial and analytical gas generators • Instrumentation filters • Membrane and fiber filters • Process liquid, air and gas filters • Sterile air filters • Water purification filters and systems

Fluid Connectors Group: connectors which control, transmit and contain fluid, including:

• Check valves • Diagnostic equipment • Hose couplings • Industrial hose • Low pressure fittings and adapters	• Polytetrafluoroethylene ("PTFE") hose and tubing • Quick couplings • Rubber and thermoplastic hose • Tube fittings and adapters • Tubing and plastic fittings

Hydraulics Group: hydraulic components and systems for builders and users of industrial and mobile machinery and equipment, including:

•    Accumulators

•    Cartridge valves
•    Coolers
•    Electrohydraulic actuators
•    Electronic displays and human machine interfaces
•    Electronic I/O controllers

•    Fan drives

•    Hybrid drives

•    Hydraulic cylinders

•    Hydraulic motors and pumps

•    Hydraulic systems
•    Hydraulic valves and controls
•    Hydrostatic steering units

•    Integrated hydraulic circuits
•    Intensifiers

•    Power take-offs

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
•    Compressed natural gas dispensers
•    Cryogenic valves
•    Electronic controllers
•    Electronic valves
•    Filter driers

•    Fluid system fittings, valves, regulators and manifold valves
•    Fluoropolymer chemical delivery fittings, valves and pumps
•    High pressure fittings, valves, pumps and systems
•    High-purity gas delivery fittings, valves and regulators
•    Natural gas on-board fuel systems

•    Pressure regulating valves
•    Refrigeration and air conditioning electronic controls and monitoring

Diversified Industrial Segment products include standard products, as well as custom products which are engineered and produced to OEMs’ specifications for application to particular end products. Both standard and custom products are also used in the replacement of original products. Diversified Industrial Segment products are marketed primarily through field sales employees and approximately 13,200 independent distributor locations throughout the world.
Aerospace Systems Segment. The principal products of the Company’s Aerospace Systems Segment are used on commercial and military airframe and engine programs and include:

•    Control actuation systems and components

•    Engine systems and components

•    Fluid conveyance systems and components
•    Fluid metering, delivery and atomization devices
•    Fuel systems and components
•    Fuel tank inerting systems

• Hydraulic systems and components • Lubrication components • Power conditioning and management systems • Thermal management • Wheels and brakes
Aerospace Systems Segment products are marketed by the Company’s regional sales organizations and are sold directly to original equipment manufacturers and end users throughout the world.
Competition
The Company’s business operates in highly competitive markets and industries. The Company offers its products over numerous, varied markets through its divisions operating in 49 countries and consequently has hundreds of competitors when viewed across its various markets and product offerings. The Company’s competitors include U.S. and non-U.S. companies. These competitors and the degree of competition vary widely by product lines, end markets, geographic scope and/or geographic locations. Although each of the Company’s segments has numerous competitors, given the Company’s market and product breadth, no single competitor competes with the Company with respect to all products manufactured and sold by the Company.
In the Diversified Industrial Segment, the Company competes on the basis of product quality and innovation, customer service, manufacturing and distribution capability, and price competitiveness. The Company believes that it is one of the market leaders in most of the major markets for its most significant Diversified Industrial Segment products. The Company has comprehensive motion and control packages for the broadest systems capabilities. While the Company’s primary global competitors include Bosch Rexroth AG, Danaher Corporation, Danfoss A/S, Donaldson Company, Inc., Eaton Corporation plc, Emerson Climate Technologies, Emerson/ASCO, Festo AG, Freudenberg-NOK, Gates Corporation, IMI/Norgren, SMC Corporation, Swagelok Company, and Trelleborg AB, none of these businesses compete with every group in the Company's Diversified Industrial Segment and every product line offered by this segment.
In the Aerospace Systems Segment, the Company has developed alliances with key customers based on the Company’s advanced technological and engineering capabilities, superior performance in quality, delivery, and service, and price competitiveness, which has enabled the Company to obtain significant original equipment business on new aircraft programs for its systems and components and to thereby obtain the follow-on repair and replacement business for these programs. Further, the Aerospace Systems Segment is able to utilize low-cost manufacturing techniques for similar products in the Diversified Industrial Segment to achieve a lower cost producer status. Although the Company believes that it is one of the market leaders in most of the major markets for its most significant Aerospace Systems Segment products, the Company’s primary global competitors for the most significant Aerospace Systems Segment products include Eaton Corporation plc, Honeywell International, Inc., Moog Inc., Triumph Group, Inc., UTC Aerospace Systems, Woodward, Inc. and Zodiac Aerospace SA.

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
Total research and development costs relating to the development of new products and services and the improvement of existing products and services amounted to $359.8 million in 2016, $403.1 million in 2015 and $410.1 million in 2014. These amounts include costs incurred by the Company related to independent research and development initiatives as well as costs incurred in connection with research and development contracts. Costs incurred in connection with research and development contracts and included in the total research and development costs reported above for 2016, 2015 and 2014 were $58.0 million, $57.8 million and $55.9 million, respectively.
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
Backlog and Seasonal Nature of Business
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. The Company's backlog by business segment for the past two years is included in Part II, Item 7 of this Annual Report on Form 10-K and is incorporated herein by reference. The Company’s backlog was $3.2 billion at June 30, 2016 and $3.3 billion at June 30, 2015. Approximately 86% of the Company’s backlog at June 30, 2016 is scheduled for delivery in the succeeding twelve months. The Company’s business is generally not seasonal in nature.
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
As of June 30, 2016, the Company was involved in environmental remediation at various United States and non-U.S. manufacturing facilities presently or formerly operated by the Company and as a "potentially responsible party," along with other companies, at off-site waste disposal facilities and regional sites.

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
As of June 30, 2016, the Company had a reserve of $15.2 million for environmental matters that were probable and reasonably estimable. This reserve was recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.
The Company’s estimated total liability for the above mentioned sites ranges from a minimum of $15.2 million to a maximum of $80.6 million. The largest range of the estimated total liability for any one site is approximately $7.6 million. The actual costs to be incurred by the Company will be dependent on final determination of contamination and required remedial action, negotiations with governmental authorities with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies, effectiveness of remedial technologies employed, the ability of the other responsible parties to pay, and any insurance or other third-party recoveries.
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
Employees
The Company employed approximately 48,950 persons as of June 30, 2016, of whom approximately 26,280 were employed by foreign subsidiaries.
Business Segment Information
The Company’s net sales, segment operating income and assets by business segment and net sales and long-lived assets by geographic area for the past three years are included in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

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
The Company's business is sensitive to global macro-economic conditions. Slow economic growth persists in the economic regions in which the Company conducts substantial operations. The continued effects of the global economic downturn and the rate of recovery may have an adverse effect on the business, results of operations and financial condition of the Company and its distributors, customers and suppliers, and on the general economic activity in many of the industries and markets in which the Company and its distributors, customers and suppliers operate. Among the economic factors which may have such an effect are manufacturing and other end-market activity, currency exchange rates, air travel trends, difficulties entering new markets, and general economic conditions such as inflation, deflation, interest rates and credit availability. These factors may, among other things, negatively impact the level of purchases, capital expenditures, and creditworthiness of the Company and its distributors, customers and suppliers, and, therefore, the Company’s revenues, operating profits, margins, and order rates.

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
The Company’s net sales derived from customers outside the United States were approximately 41% in 2016, 42% in 2015 and 44% in 2014. In addition, many of the Company’s manufacturing operations and suppliers are located outside the United States. The Company expects net sales from non-U.S. markets to continue to represent a significant portion of its total net sales. The Company’s non-U.S. operations are subject to risks in addition to those facing its domestic operations, including:

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
The Company relies extensively on information technology systems to manage and operate its business, some of which are managed by third parties. The security and functionality of these information technology systems, and the processing of data by these systems, are critical to our business operations. If these systems, or any part of the systems, are damaged, intruded upon, attacked, shutdown or cease to function properly (whether by planned upgrades, force majeure, telecommunications failures, hardware or software break-ins or viruses, or other cybersecurity incidents) and the Company suffers any resulting interruption in its ability to manage and operate its business or if its products are effected, the Company's results of operations and financial condition could be materially adversely affected.
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
The Company is subject to income taxes in the United States and various non-U.S. jurisdictions. The Company's domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. The Company’s future results of operation could be adversely affected by changes in the Company's effective tax rate as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in overall profitability, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets or changes in tax laws or regulations. In addition, the amount of income taxes paid by the Company is subject to ongoing audits by United States federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company’s tax liabilities, which could have a material adverse effect on the Company’s results of operations.
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
In addition, increased worldwide focus on climate change issues has led to recent legislative and regulatory efforts to limit greenhouse gas emissions, including regulation of such emissions through a "cap-and-trade" system globally. Increased regulation of greenhouse gas emissions and other climate changes concerns could subject the Company to additional costs and restrictions, including increased energy and raw material costs. Until definitive regulations are adopted, the Company is not able to predict how such regulations would affect the Company’s business, operations or financial results.
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

ITEM 1B. Unresolved Staff Comments. None.

ITEM 1C. Executive Officers of the Registrant.
The Company’s executive officers as of August 15, 2016 were as follows:

Name	Position	Officer Since(1)	Age as of 8/15/2016
Thomas L. Williams	Chairman of the Board, Chief Executive Officer and Director	2005	57
Lee C. Banks	President, Chief Operating Officer and Director	2001	53
Jon P. Marten	Executive Vice President – Finance & Administration and Chief Financial Officer	2008	60
Mark J. Hart	Executive Vice President – Human Resources & External Affairs	2016	51
Robert W. Bond	Vice President – eBusiness, IoT and Services	2000	58
Yoon "Michael" Chung	Vice President and President – Automation Group	2008	53
John G. Dedinsky, Jr.	Vice President – Global Supply Chain and Procurement	2006	59
William G. Eline	Vice President – Chief Information Officer	2002	60
John R. Greco	Vice President and President – Instrumentation Group	2006	62
Kurt A. Keller	Vice President and President – Asia Pacific Group	2009	58
Joseph R. Leonti	Vice President, General Counsel and Secretary	2014	44
Robert W. Malone	Vice President and President – Filtration Group	2014	52
M. Craig Maxwell	Vice President – Chief Technology and Innovation Officer	2003	58
Jennifer A. Parmentier	Vice President and President – Engineered Materials Group	2015	49
Andrew D. Ross	Vice President and President – Fluid Connectors Group	2012	49
Daniel S. Serbin	Vice President	2005	62
Roger S. Sherrard	Vice President and President – Aerospace Group	2003	50
Catherine A. Suever	Vice President and Controller	2010	57
Andrew M. Weeks	Vice President and President – Hydraulics Group	2015	53

(1)
Executive officers of the Company are elected by the Board of Directors to serve for a term of one year or until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Marten, Dedinsky, Eline, Greco, and Maxwell and Ms. Suever have served in the executive capacities indicated above opposite their respective names during each of the past five years.

Mr. Williams has been a Director since January 2015; Chief Executive Officer since February 2015; and Chairman of the Board since January 2016. He was an Executive Vice President from August 2008 to February 2015 and an Operating Officer from November 2006 to February 2015. He is also a Director of Chart Industries, Inc.
Mr. Banks has been a Director since January 2015 and President and Chief Operating Officer since February 2015. He was an Executive Vice President from August 2008 to February 2015 and an Operating Officer from November 2006 to February 2015. He is also a Director of Nordson Corporation.
Mr. Hart has been Executive Vice President - Human Resources & External Affairs since January 2016. He was Vice President - Total Rewards from August 2013 to January 2016 and Area Vice President - Human Resources of the Fluid Connectors Group, Filtration Group and Climate and Industrial Controls Group from October 2010 to August 2013.
Mr. Bond has been Vice President - eBusiness, IoT and Services since September 2015. He was Vice President from July 2000 to September 2015 and President of the Fluid Connectors Group from March 2005 to September 2015.
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

Mr. Malone has been Vice President and President of the Filtration Group since December 2014. He was Vice President - Operations of the Filtration Group from January 2013 to December 2014 and President and Chief Executive Officer of Purolator Filters (a German joint venture) from April 2006 to January 2013.
Ms. Parmentier has been Vice President and President of the Engineered Materials Group since September 2015. She was General Manager of the Hose Products Division from May 2014 to September 2015; General Manager of the Sporlan Division from May 2012 to May 2014; and Business Unit Manager of the Sporlan Division from December 2008 to May 2012.
Mr. Ross has been Vice President since July 2012 and President of the Fluid Connectors Group since September 2015. He was President of the Engineered Materials Group from July 2012 to September 2015; Vice President - Operations of the Hydraulics Group from July 2011 to July 2012; and General Manager of the Hydraulic Valve Division from June 2007 to July 2011.
Mr. Serbin has been Vice President since January 2016. He was Executive Vice President - Human Resources & External Affairs from July 2014 to January 2016 and Executive Vice President – Human Resources from January 2011 to July 2014.
Mr. Sherrard has been President of the Aerospace Group since July 2012 and has been Vice President since November 2003. He was President of the Automation Group from March 2005 to July 2012.
Mr. Weeks has been Vice President and President of the Hydraulics Group since September 2015. He was Vice President - Operations of the Aerospace Group from April 2013 to September 2015 and Senior Vice President and General Manager of the Fluid and Electrical Distribution Division of Eaton Corporation plc (power management company) from July 2003 to April 2013.

ITEM 2. Properties. The Company’s corporate headquarters is located in Cleveland, Ohio, and, at June 30, 2016, the Company had 292 manufacturing plants, 88 distribution centers and 154 sales and administrative offices throughout the world, none of which were individually material to its operations. The facilities are situated in 39 states within the United States and in 48 other countries. The Company owns the majority of its manufacturing plants and its leased properties primarily consist of sales and administrative offices and distribution centers. The number of facilities used by each of the Company’s operating segments is summarized by type and geographic location in the tables below:

	Type of Facility
	Manufacturing Plants	Distribution Centers	Sales and Administrative Offices
Diversified Industrial	275	81	140
Aerospace Systems	17	7	14
Total	292	88	154

	Geographic Location
	North America	Europe	Asia-Pacific	Latin America
Diversified Industrial	225	143	108	20
Aerospace Systems	32	4	2	—
Total	257	147	110	20

Several facilities are shared between the Company’s operating segments. To avoid double counting, each shared facility is counted once, primarily in the Diversified Industrial Segment.
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
On May 15, 2007, the European Commission issued its initial Request for Information to the Company and Parker ITR. On January 28, 2009, the European Commission announced the results of its investigation of the alleged cartel activities. As part of its decision, the European Commission found that Parker ITR infringed Article 81 of the European Community Treaty from April 1986 to May 2, 2007 and fined Parker ITR 25.61 million euros. The European Commission also determined that the Company was jointly and severally responsible for 8.32 million euros of the total fine which related to the period from January 2002, when the Company acquired Parker ITR, to May 2, 2007, when the cartel activities ceased. Parker ITR and the Company filed an appeal to the General Court of the European Union on April 10, 2009. On May 12, 2013, the court reversed in part the decision of the European Commission, reducing the original fine of 25.61 million euros to 6.40 million euros and holding that the Company and Parker ITR are jointly and severally liable for payment of the fine up to 6.30 million euros. The European Commission appealed the ruling to the European Court of Justice. On December 18, 2014, the European Court of Justice reversed the ruling of the General Court and referred the case back to the General Court. On July 14, 2016, the General Court rendered its judgment and reduced Parker ITR's fine from the initial 25.61 million euros to 19.95 million euros, of which it determined the Company is jointly and severally liable for 6.40 million euros.

ITEM 4. Mine Safety Disclosures. Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)
Market for the Registrant’s Common Equity. The Company’s common stock is listed for trading on the New York Stock Exchange (NYSE) under the symbol "PH". Information regarding stock price as reported on the NYSE and dividend information with respect to the Company’s common stock, is included in the table below.

(In dollars)		1st	2nd	3rd	4th	Fiscal Year
2016	High	$117.98	$108.00	$113.51	$117.78	$117.98
	Low	94.64	93.47	83.32	99.10	83.32
	Dividends	0.63	0.63	0.63	0.63	2.52

2015	High	$127.60	$133.41	$129.54	$125.33	$133.41
	Low	105.91	99.82	115.86	115.65	99.82
	Dividends	0.48	0.63	0.63	0.63	2.37

2014	High	$110.21	$129.77	$129.40	$130.44	$130.44
	Low	94.81	103.36	108.66	118.46	94.81
	Dividends	0.45	0.45	0.48	0.48	1.86
As of July 31, 2016, the number of shareholders of record of the Company was 3,789.

(b)	Use of Proceeds. Not Applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 through April 30, 2016	147,500	$111.82	147,500	20,122,709
May 1, 2016 through May 31, 2016	404,100	$111.70	404,100	19,718,609
June 1, 2016 through June 30, 2016	401,504	$114.20	401,504	19,317,105
Total:	953,104	$112.77	953,104	19,317,105

(1)
On August 16, 1990, the Company publicly announced that its Board of Directors authorized the repurchase by the Company of up to 3 million shares of its common stock. From time to time thereafter, the Board of Directors has adjusted the overall maximum number of shares authorized for repurchase under this program. On October 22, 2014, the Company publicly announced that the Board of Directors increased the overall maximum number of shares authorized for repurchase under this program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million shares. There is no limitation on the amount of shares that can be repurchased in a year. There is no expiration date for this program.

ITEM 6. Selected Financial Data.

(Amounts in thousands, except per share information)	2016	2015	2014	2013	2012
Net sales	$11,360,753	$12,711,744	$13,215,971	$13,015,704	$13,145,942
Net income attributable to common shareholders	806,840	1,012,140	1,041,048	948,427	1,151,823
Basic earnings per share	5.96	7.08	6.98	6.36	7.62
Diluted earnings per share	5.89	6.97	6.87	6.26	7.45
Cash dividends per share	2.52	$2.37	$1.86	$1.70	$1.54
Total assets (1)	12,056,738	12,279,282	13,259,815	12,502,478	11,126,276
Long-term debt	2,675,000	2,723,960	1,508,142	1,495,960	1,503,946

(1) Amounts revised to reflect the reclassification of current deferred tax assets and liabilities to noncurrent in accordance with Accounting Standards Update 2015-17. Refer to Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Forward-looking statements contained in this and other written and oral reports are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. All statements regarding future performance, earnings projections, events or developments are forward-looking statements. It is possible that the future performance and earnings projections of the Company, including its individual segments, may differ materially from current expectations, depending on economic conditions within its mobile, industrial and aerospace markets, and the Company's ability to maintain and achieve anticipated benefits associated with announced realignment activities, strategic initiatives to improve operating margins, actions taken to combat the effects of the current economic environment, and growth, innovation and global diversification initiatives. A change in the economic conditions in individual markets may have a particularly volatile effect on segment performance.
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

•	ability to identify acceptable strategic acquisition targets;

•	uncertainties surrounding timing, successful completion or integration of acquisitions and similar transactions;

•	the ability to successfully divest businesses planned for divestiture and realize the anticipated benefits of such divestitures;

•
the determination to undertake business realignment activities and the expected costs thereof and, if undertaken, the ability to complete such activities and realize the anticipated cost savings from such activities;

•	ability to implement successfully the Company's capital allocation initiatives, including timing, price and execution of share repurchases;

•	increases in raw material costs that cannot be recovered in product pricing;

•	the Company's ability to manage costs related to insurance and employee retirement and health care benefits;

•	threats associated with and efforts to combat terrorism and cyber-security risks;

•	uncertainties surrounding the ultimate resolution of outstanding legal proceedings, including the outcome of any appeals;

•	competitive market conditions and resulting effects on sales and pricing; and

•
global economic factors, including manufacturing activity, air travel trends, currency exchange rates, difficulties entering new markets and general economic conditions such as inflation, deflation, interest rates and credit availability.

The Company makes these statements as of the date of the filing of its Annual Report on Form 10-K for the year ended June 30, 2016, and undertakes no obligation to update them unless otherwise required by law.

Overview

The Company's order rates provide a near-term perspective of the Company's outlook particularly when viewed in the context of prior and future order rates. The Company publishes its order rates on a quarterly basis. The lead time between the time an order is received and revenue is realized generally ranges from one day to 12 weeks for mobile and industrial orders and from one day to 18 months for aerospace orders. The Company believes the leading economic indicators of these markets that have a correlation to the Company's future order rates are as follows:

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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	June 30, 2016	March 31, 2016	June 30, 2015
United States	53.2	51.8	53.5
Eurozone countries	52.8	51.6	52.5
China	48.6	49.7	49.4
Brazil	43.2	46.0	46.5

Global aircraft miles flown and global revenue passenger miles have both increased approximately six percent from their comparable 2015 level. The Company anticipates that U.S. Department of Defense spending with regards to appropriations, and operations and maintenance for the U.S. Government's fiscal year 2016 will increase by approximately one percent from the comparable fiscal 2015 level.

Housing starts in June 2016 were approximately nine percent higher than housing starts in March 2016 but were two percent lower than housing starts in June 2015.

The Company has remained focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company continues to generate substantial cash flows from operations, has controlled capital spending and has proactively managed working capital. The Company has been able to borrow needed funds at affordable interest rates and had a debt to debt-shareholders' equity ratio of 39.9 percent at June 30, 2016 compared to 39.3 percent at March 31, 2016 and 36.6 percent at June 30, 2015. Net of cash and cash equivalents and marketable securities and other investments, the debt to debt-shareholders' equity ratio was 16.9 percent at June 30, 2016 compared to 18.6 percent at March 31, 2016 and 16.8 percent at June 30, 2015.

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
Acquisitions will be considered from time to time to the extent there is a strong strategic fit, while at the same time maintaining the Company’s strong financial position. The Company will continue to assess its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.

The discussion below is structured to separately discuss the financial statements presented in Part II, Item 8 of this Annual Report on Form 10-K. The term "year" and references to specific years refer to the applicable fiscal year.

Discussion of Consolidated Statement of Income

The Consolidated Statement of Income summarizes the Company's operating performance over the last three years.

(dollars in millions)	2016	2015	2014
Net sales	$11,361	$12,712	$13,216
Gross profit margin	22.3%	24.0%	22.9%
Selling, general and administrative expenses	$1,359	$1,545	$1,634
Selling, general and administrative expenses, as a percent of sales	12.0%	12.2%	12.4%
Goodwill and intangible asset impairment	$—	$—	$189
Interest expense	137	118	83
Other (income), net	(62)	(43)	(26)
(Gain) loss on disposal of assets	(11)	4	(409)
Effective tax rate	27.6%	29.3%	33.1%
Net income attributable to common shareholders	$807	$1,012	$1,041

Net sales in 2016 were 10.6 percent lower than 2015. Acquisitions made in the last 12 months contributed approximately $42 million in sales in 2016 and the effect of currency rate changes decreased net sales in 2016 by approximately $403 million. Excluding the effect of acquisitions and currency rate changes, net sales in 2016 were 7.8 percent lower than 2015 primarily due to a decrease in volume in the both the Diversified Industrial North American and Diversified Industrial International operations.

Net sales in 2015 were 3.8 percent lower than 2014. Acquisitions made in 2015 contributed approximately $14 million in sales in 2015 and the effect of currency rate changes decreased net sales in 2015 by approximately $547 million. Excluding the effect of acquisitions and currency rate changes, net sales in 2015 were essentially unchanged from 2014 as an increase in volume experienced in the Diversified Industrial North American operations and the Aerospace Systems Segment was offset by lower volume experienced in the Diversified Industrial International operations.

Gross profit margin decreased in 2016 primarily due to both lower sales volume, resulting in manufacturing inefficiencies, and higher business realignment charges in the Diversified Industrial Segment, partially offset by favorable product mix and lower engineering costs in the Aerospace Systems Segment. Gross profit margin increased in 2015 primarily due to lower business realignment charges in the Diversified Industrial International operations and lower product support costs in the Aerospace Systems Segment. Foreign currency transaction (gain) loss (relating to cash, marketable securities and other investments and intercompany transactions) included in cost of sales for 2016, 2015 and 2014 were $22.7 million, $(77.8) million and $5.4 million, respectively. Pension cost included in cost of sales in 2016, 2015 and 2014 were $172.4 million, $169.8 million and $174.8 million, respectively. Included in cost of sales in 2016, 2015 and 2014 were business realignment charges of $76.2 million, $19.4 million and $63.6 million, respectively.

Selling, general and administrative expenses decreased 12.0 percent in 2016 and decreased 5.5 percent in 2015. The decrease in 2016 was primarily due to lower research and development expenses, lower incentive compensation expense and lower stock compensation expense, partially offset by higher business realignment charges. The decrease in selling, general and administrative expenses in 2015 was primarily due to lower business realignment charges and stock compensation expense, partially offset by higher net expenses associated with the Company's deferred compensation programs. The decrease in stock compensation expense in 2016 is primarily due to fewer stock awards granted. The decrease in stock compensation expense in 2015 is primarily due to a lower fair value calculated for 2015 stock awards as well as fewer stock awards granted. Pension cost included in selling, general and administrative expenses in 2016, 2015 and 2014 were $74.4 million, $69.6 million and $64.2 million, respectively. Included in selling, general and administrative expenses in 2016, 2015 and 2014 were business realignment charges of $21.1 million, $12.9 million and $38.9 million, respectively.

Goodwill and intangible asset impairment related to the Worldwide Energy Products Division. Refer to Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Interest expense in 2016 increased primarily due to higher weighted-average borrowings and higher weighted-average interest rates. Interest expense in 2015 increased primarily due to higher weighted-average interest rates.

Other (income), net in 2016, 2015 and 2014 includes $25.6 million, $23.2 million and $11.1 million of income, respectively, related to the Company's equity interests in joint ventures.

(Gain) loss on disposal of assets includes a gain of $11.5 million related to the sale of businesses in 2016 and a gain of $412.6 million related to the deconsolidation of a subsidiary in 2014.

Effective tax rate in 2016 was favorably impacted by an increase of discrete tax benefits, an increase in the U.S. Research and Development credit, and an increase in the U.S. Foreign Tax Credit. These benefits were partially offset by an unfavorable geographic mix of earnings. The effective tax rate in 2015 was favorably impacted by the re-enactment of the U.S. Research and Development credit, an increase in the federal manufacturing deduction and the absence of discrete tax costs incurred in the prior year. These benefits were partially offset by an unfavorable geographic mix of earnings.

Discussion of Business Segment Information
The Business Segment information presents sales, operating income and assets on a basis that is consistent with the manner in which the Company's various businesses are managed for internal review and decision-making.

Diversified Industrial Segment (dollars in millions)

	2016	2015	2014
Sales
North America	$4,955	$5,716	$5,694
International	4,145	4,741	5,288
Operating income
North America	790	956	946
International	448	584	572
Operating income as a percent of sales
North America	15.9%	16.7%	16.6%
International	10.8%	12.3%	10.8%
Backlog	$1,455	$1,586	$1,861
Assets	8,729	8,735	9,471
Return on average assets	14.2%	16.9%	16.1%

Sales in 2016 for the Diversified Industrial North American operations decreased 13.3 percent from 2015 compared to remaining relatively flat between 2014 and 2015. Acquisitions completed within the last 12 months contributed approximately $8 million in sales in 2016 and the effect of currency exchange rates decreased sales in 2016 by $60 million. Excluding acquisitions and the effect of currency rate changes, sales in 2016 in the Diversified Industrial North American operations decreased 12.4 percent from 2015 reflecting lower demand from distributors and end-users in most markets. The markets that experienced the largest decline in end-user demand were the oil and gas, construction equipment and farm and agriculture equipment markets. Excluding acquisitions and the effect of currency rate changes, sales in 2015 in the Diversified Industrial North American operations increased 1.2 percent from 2014 reflecting higher demand from distributors as well as from end-users in the car and light truck, heavy-duty truck, refrigeration and air conditioning and construction equipment markets, partially offset by lower demand in the farm and agriculture equipment market.

Sales in the Diversified Industrial International operations decreased 12.6 percent in 2016 after a decrease of 10.3 percent from 2014 to 2015. Acquisitions completed within the last 12 months contributed approximately $34 million in sales in 2016. The effect of currency rate changes decreased sales by $338 million, reflecting the strengthening of the U.S. dollar against most currencies. Excluding acquisitions and the effect of currency rate changes, sales in 2016 in the Diversified Industrial International operations decreased 6.1 percent from 2015, primarily due to lower volume in all regions, with approximately 55 percent of the decrease occurring in Europe and approximately 35 percent of the decrease occurring in the Asia Pacific region. Within these regions, the largest decrease in sales was experienced from distributors and end-users in the oil and gas, marine, engine and construction equipment markets. Excluding acquisitions and the effect of currency rate changes, sales in 2015 in the Diversified Industrial International operations decreased 1.3 percent from 2014 primarily due to higher volume in the Asia Pacific region being more than offset by lower volume in Europe, approximately two-thirds of which was due to the absence of sales from divested businesses, and in Latin America.

The decrease in operating margins in 2016 in the Diversified Industrial North American operations was primarily due to the lower sales volume and higher business realignment charges, partially offset by lower operating expenses primarily resulting from the Company's Simplification initiative. The decrease in operating margins in 2016 in the Diversified Industrial International operations was primarily due to the lower sales volume, an unfavorable product mix and higher business realignment charges, partially offset by lower operating expenses primarily resulting from the Company's Simplification initiative and prior-year restructuring activities. The increase in operating margins in 2015 in the Diversified Industrial North American operations was primarily due to the higher sales volume, a favorable product mix and manufacturing efficiencies, partially offset by higher warehouse, shipping, and manufacturing support costs, research and development expenses and raw material costs. Diversified Industrial North American margins in 2015 were also adversely affected by a voluntary retirement expense of $12.7 million. The increase in operating margins in 2015 in the Diversified Industrial International operations was primarily due to lower fixed overhead costs and lower business realignment charges in the current-year, partially offset by higher raw material costs due to changes in currency exchange rates.

The following business realignment charges are included in Diversified Industrial North America and Diversified Industrial International operating income:

(dollars in millions)	2016	2015	2014
Diversified Industrial North America	$31	$4	$2
Diversified Industrial International	60	27	99

The business realignment charges consist primarily of severance costs related to actions taken under the Company's Simplification initiative implemented by operating units throughout the world as well as plant closures. The majority of the Diversified Industrial International business realignment charges were incurred in Europe. In addition to the business realignment charges presented in the table above, the Company recognized $12 million of expense associated with enhanced retirement benefits in connection with a plant closure during 2016. The Company anticipates that cost savings realized from the work force reduction measures taken during 2016 will increase 2017 operating income by approximately 11 percent in the Diversified Industrial North American business and by approximately 13 percent in the Diversified Industrial International business. In 2017, the Company expects to continue to take actions necessary to structure appropriately the operations of the Diversified Industrial Segment. Such actions are expected to result in approximately $48 million in business realignment charges in 2017.

The Company anticipates Diversified Industrial North American sales for 2017 will range from a decrease of five percent to a decrease of one percent from the 2016 level and Diversified Industrial International sales for 2017 will increase between one percent and five percent from the 2016 level. Diversified Industrial North American operating margins in 2017 are expected to range from 16.7 percent to 17.1 percent and Diversified Industrial International margins are expected to range from 12.5 percent to 12.9 percent.

The decrease in total Diversified Industrial Segment backlog in 2016 was primarily due to shipments exceeding orders primarily in North America and Europe, with North America accounting for approximately 70 percent of the decrease and

Europe accounting for approximately 30 percent of the decrease. The decrease in total Diversified Industrial Segment backlog in 2015 was primarily due to shipments exceeding orders in all regions. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.

The decrease in total Diversified Industrial Segment assets in 2016 was primarily due to the effect of currency rate fluctuations and a decrease in prepaid expenses, inventory, intangible assets, trade accounts receivable, net and plant and equipment, net, partially offset by an increase in marketable securities and other investments, cash and cash equivalents, deferred income taxes and goodwill. The decrease in total Diversified Industrial Segment assets in 2015 was primarily due to the effect of currency rate fluctuations and a decrease in trade accounts receivable, net, non-trade and notes receivable and intangible assets, partially offset by an increase in cash and cash equivalents and other assets.

Aerospace Systems Segment (dollars in millions)

	2016	2015	2014
Sales	$2,260	$2,255	$2,235
Operating income	338	299	271
Operating income as a percent of sales	14.9%	13.3%	12.1%
Backlog	$1,762	$1,756	$1,994
Assets	1,431	1,376	1,359
Return on average assets	24.1%	21.9%	21.7%

Sales in 2016 were higher than the 2015 level as higher volume in the military original equipment manufacturer (OEM) and commercial and military aftermarket businesses was partially offset by lower volume in the commercial OEM business. Sales in 2015 were higher than the 2014 level as higher volume in the commercial OEM and aftermarket businesses was partially offset by lower volume in the military OEM business.

The higher margin in 2016 was primarily due to a favorable product mix, favorable contract settlements, lower engineering development expenses and lower operating costs. The higher margin in 2015 was primarily due to the higher sales volume and lower engineering and development costs partially offset by a voluntary retirement expense of $5.4 million. Margins in 2015 and 2014 were favorably impacted by the finalization of contract negotiations related to certain programs.

The increase in backlog in 2016 was primarily due to orders exceeding shipments in the military OEM and commercial and military aftermarket businesses, partially offset by shipments exceeding orders in the commercial OEM business. The decrease in backlog in 2015 was primarily due to shipments exceeding orders in all businesses of the Aerospace Systems Segment. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.

For 2017, sales are expected to increase between one percent and three percent from the 2016 level and operating margins are expected to range from 15.1 percent to 15.5 percent. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.

The increase in assets in 2016 was primarily due to an increase in trade accounts receivable, net and other assets, partially offset by a decrease in inventory. The increase in assets in 2015 was primarily due to an increase in inventory and other assets, partially offset by a decrease in trade accounts receivable, net.

Corporate general and administrative expenses were $173.2 million in 2016 compared to $215.4 million in 2015 and $181.9 million in 2014. As a percent of sales, corporate general and administrative expenses were 1.5 percent of sales compared to 1.7 percent in 2015 and 1.4 percent in 2014. The lower expense in 2016 was primarily due to a decrease in research and development expense and lower incentive compensation expense. The higher expense in 2015 was primarily due to an increase in incentive compensation expense and higher net expenses associated with the Company's deferred compensation programs. Corporate general and administrative expenses in 2015 included $3.1 million in voluntary retirement expense.

Corporate assets decreased 12.5 percent in 2016 compared to a decrease of 10.8 percent from 2014 to 2015. The decrease in Corporate assets in 2016 was primarily due to decreases in marketable securities and other investments, non-trade and notes receivable, cash and cash equivalents and the effect of currency rate fluctuations, partially offset by an increase in deferred income taxes. The decrease in Corporate assets in 2015 was primarily due to the effect of currency rate fluctuations and changes in cash and cash equivalents, marketable securities and other investments, non-trade and notes receivable, deferred income taxes and other assets.

Other expense (income) (in the Business Segment Information)

(dollars in millions)	2016	2015	2014
Foreign currency transaction	$23	$(78)	$5
Stock compensation	49	57	71
Pensions	116	97	108
Divestitures and asset sales and writedowns	(11)	4	(409)
Goodwill and intangible asset impairment	—	—	189
Interest income	(18)	(15)	(11)
Other items, net	(8)	7	16
	$151	$72	$(31)
Foreign currency transaction primarily relates to the impact of changes in foreign exchange rates on cash, marketable securities and other investments and intercompany transactions. A significant portion of the foreign currency transaction gain in 2015 related to intercompany loans and was attributable to the Swiss National Bank lifting the cap on the fluctuation of the exchange rate used to measure the Swiss Franc against the Euro. The Company has since settled these particular intercompany loans. The decrease in stock compensation expense in 2016 is primarily due to fewer stock awards granted. The decrease in stock compensation expense in 2015 is primarily due to a lower fair value calculated for 2015 stock awards as well as fewer stock awards granted. Included in divestitures and asset sales and writedowns for 2014 is a gain of approximately $413 million resulting from the deconsolidation of a subsidiary.

Discussion of Consolidated Balance Sheet

The Consolidated Balance Sheet shows the Company's financial position at year-end, compared with the previous year-end. This discussion provides information to assist in assessing factors such as the Company's liquidity and financial resources.

(dollars in millions)	2016	2015
Cash	$2,104	$1,914
Trade accounts receivable, net	1,594	1,620
Inventories	1,173	1,300
Shareholders' equity	4,575	5,104
Working capital	$2,842	$3,092
Current ratio	2.2	2.3
Cash (comprised of cash and cash equivalents and marketable securities and other investments) includes $2,065 million and $1,777 million held by the Company's foreign subsidiaries at June 30, 2016 and June 30, 2015, respectively. Generally, cash and cash equivalents and marketable securities and other investments held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences. The Company's principal sources of liquidity are its cash flows provided by operating activities, commercial paper borrowings or borrowings directly from its line of credit. The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, benefit plan funding, dividend payments or share repurchases.

Trade accounts receivable, net are receivables due from customers for sales of product. Days sales outstanding relating to trade receivables for the Company was 49 days in 2016 and 48 days in 2015. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.

Inventories decreased $127 million from 2015 (which includes a decrease of $17 million from the effect of foreign currency translation and an increase of $7 million from current-year acquisitions). The decrease in inventories was primarily in the

Diversified Industrial Segment, with the decrease occurring evenly between the Diversified Industrial North American businesses and the Diversified Industrial International businesses. Days supply of inventory on hand was 62 days in 2016 and 65 days in 2015.

Shareholders' equity activity during 2016 included a decrease of $558 million related to share repurchases, a decrease of $205 million related to foreign currency translation adjustments and a decrease of $286 million related to pensions and postretirement benefits.

Discussion of Consolidated Statement of Cash Flows

The Consolidated Statement of Cash Flows reflects cash inflows and outflows from the Company's operating, investing and financing activities.

A summary of cash flows follows:

(dollars in millions)	2016	2015	2014
Cash provided by (used in):
Operating activities	$1,170	$1,302	$1,388
Investing activities	(265)	(579)	(646)
Financing activities	(802)	(1,045)	(958)
Effect of exchange rates	(62)	(111)	48
Net increase (decrease) in cash and cash equivalents	$41	$(433)	$(168)

Cash Flows From Operating Activities in 2016 reflects a decrease in net income from 2015 of $205 million and an increase of $120 million for cash provided by working capital items. Cash flows from operating activities in 2015 reflects a reduction of $257 million for cash used by working capital items. Cash flow from operating activities in 2014 benefited from a $294 million increase in cash provided by working capital items, partially offset by a $184 million decrease in net income after consideration of non-cash items, including a $413 million gain on the deconsolidation of a subsidiary and a $189 million impairment charge. The Company also made voluntary cash contributions to the Company's domestic qualified defined benefit plan of $200 million in 2016 and $75 million in 2014.

Cash Flows Used In Investing Activities in 2016 and 2015 includes $51 million and $356 million, respectively, in net purchases of marketable securities and other investments. Cash flows used in investing activities in 2014 includes $625 million in purchases of marketable securities and other investments and $202 million in proceeds from the sale of a 50 percent equity interest in a subsidiary related to the joint venture with GE Aviation.

Cash Flows Used In Financing Activities during 2015 includes the issuance of $1,500 million of medium-term notes and the repayment of commercial paper notes outstanding at the time of the debt issuance. The Company repurchased 5.1 million common shares for $558 million during 2016 as compared to the repurchase of 11.1 million common shares for $1,394 million in 2015 and 1.7 million common shares for $200 million in 2014.

Dividends have been paid for 264 consecutive quarters, including a yearly increase in dividends for the last 60 years. The current annual dividend rate is $2.52 per common share.

The Company's goal is to maintain no less than an "A" rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-shareholders' equity of no more than 37 percent. From time to time, such as at June 30, 2016, fluctuations in cash flows from operations or capital deployment actions may cause the ratio of debt to debt-shareholders' equity to exceed the 37 percent goal. The Company does not believe that its ability to borrow funds at affordable interest rates has been or will be impacted when the debt to debt-shareholders' equity ratio temporarily exceeds 37 percent.

Debt to Debt-Shareholders' Equity Ratio (dollars in millions)	2016	2015
Debt	$3,037	$2,947
Debt & Shareholders' Equity	7,612	8,051
Ratio	39.9%	36.6%

As of June 30, 2016, the Company had a line of credit totaling $2,000 million through a multi-currency revolving credit agreement with a group of banks, $1,696 million of which was available at June 30, 2016. Refer to Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

The Company is currently authorized to sell up to $1,850 million of short-term commercial paper notes. There were $304 million outstanding commercial paper notes as of June 30, 2016, and the largest amount of commercial paper notes outstanding during the last quarter of 2016 was $541 million.

The Company's credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the applicable agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the applicable agreements. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

Contractual Obligations - The total amount of gross unrecognized tax benefits, including interest, for uncertain tax positions was $152 million at June 30, 2016. Payment of these obligations would result from settlements with worldwide taxing authorities. Due to the difficulty in determining the timing of the settlements, these obligations are not included in the following summary of the Company's fixed contractual obligations. References to Notes are to the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (Note 9)	$2,733	$58	$550	$—	$2,125
Interest on long-term debt	1,708	122	211	181	1,194
Operating leases (Note 9)	195	69	72	24	30
Retirement benefits (Note 10)	367	312	14	13	28
Total	$5,003	$561	$847	$218	$3,377

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The policies discussed below are considered by management to be more critical than other policies because their application places the most significant demands on management's judgment.

Revenue Recognition - Substantially all of the Diversified Industrial Segment revenues are recognized when persuasive evidence of an arrangement exists, product has shipped and the risks and rewards of ownership have transferred or services have been rendered, the price to the customer is fixed and determinable and collectibility is reasonably assured, which is generally at the time the product is shipped. The Aerospace Systems Segment recognizes revenues primarily using the percentage-of-completion method and the extent of progress toward completion is primarily measured using the units-of-delivery method. The Company estimates costs to complete long-term contracts for purposes of evaluating and establishing contract reserves. The estimation of these costs requires judgment on the part of management due to the duration of the contractual agreements as well as the technical nature of the products involved. Adjustments to cost estimates are made on a consistent basis and a contract reserve is established when the estimated costs to complete a contract exceed the expected contract revenues.

Impairment of Goodwill and Long-Lived Assets - Goodwill is tested for impairment, at the reporting unit level, on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. For the Company, a reporting unit is one level below the operating segment level. Determining whether an impairment has occurred requires the valuation of the respective reporting unit, which the Company has consistently estimated using primarily a discounted cash flow model. The Company believes that the use of a discounted cash flow model results in the most accurate calculation of a reporting unit's fair value since the market value for a reporting unit is not readily available. The discounted cash flow analysis requires several assumptions including future sales growth and operating margin levels as well as assumptions regarding future industry specific market conditions. Each reporting unit regularly prepares discrete operating forecasts and uses these forecasts as the basis for the assumptions used in the discounted cash flow analysis. The Company has consistently used a discount rate commensurate with its cost of capital, adjusted for inherent business risks, and an appropriate terminal growth factor. The Company also reconciles the estimated aggregate fair value of its reporting units as derived from the discounted cash flow analysis to the Company's overall market capitalization.
The results of the Company's 2016 annual goodwill impairment test performed as of December 31, 2015 indicated that no goodwill impairment existed. During 2014, the Company made a decision to restructure and change the strategic direction of its Worldwide Energy Products Division (EPD). The Company calculated the fair value of EPD using assumptions reflecting the Company's current strategic direction for this reporting unit, the results of which indicated that the carrying value of EPD exceeded its fair value. As a result, the Company estimated the implied fair value of EPD's goodwill, which resulted in a non-cash impairment charge of $140 million. The fair value of EPD was calculated using both a discounted cash flow analysis and estimated fair market values of comparable businesses.

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

Long-lived assets held for use, which primarily includes finite-lived intangible assets and plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. During 2016, there were no events or circumstances that indicated that the carrying value of the Company's long-lived assets held for use were not recoverable. During 2014, in connection with the goodwill impairment review discussed above, the Company determined certain intangible assets of EPD, primarily trademarks and customer lists, and plant and equipment were impaired resulting in a non-cash impairment charge of $49 million. The fair value of EPD's intangible assets and plant and equipment were determined using the income approach for each asset.

Pensions - The annual net periodic expense and benefit obligations related to the Company's defined benefit plans are determined on an actuarial basis. This determination requires critical assumptions regarding the discount rate, long-term rate of return on plan assets, increases in compensation levels and amortization periods for actuarial gains and losses. Assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans' measurement date. Changes in the assumptions to reflect actual experience as well as the amortization of actuarial gains and losses could result in a material change in the annual net periodic expense and benefit obligations reported in the financial statements. Beginning in 2017, the Company will change the method used to estimate the service and interest cost components of net periodic pension and other postretirement benefit costs. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant cash outflows. Previously, these costs were determined using a single-weighted average discount rate. The change does not affect the measurement of the Company's benefit obligations. The new method provides a more precise measure of service and interest costs by improving the correlation between projected benefit cash flows and the discrete spot yield curve rates and will be accounted for as a change in estimate prospectively beginning in the first quarter of 2017. Annual net periodic pension expense in 2017 is expected to be lower by approximately $33 million compared to the previous method. Annual net periodic postretirement cost is not expected to be materially different.

For the Company's domestic qualified defined benefit plan, a 50 basis point change in the assumed long-term rate of return on plan assets is estimated to have a $12 million effect on annual pension expense and a 50 basis point decrease in the discount rate is estimated to increase annual pension expense by $31 million. As of June 30, 2016, $1,535 million of past years' net actuarial losses related to the Company's domestic qualified defined benefit plan are subject to amortization in the future. These losses will generally be amortized over approximately eight years and will negatively affect earnings in the future. Actuarial gains experienced in future years will help reduce the effect of the actuarial loss amortization. Further information on pensions is provided in Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Income Taxes - Significant judgment is required in determining the Company's income tax expense and in evaluating tax positions. Deferred income tax assets and liabilities have been recorded for the differences between the financial accounting and income tax basis of assets and liabilities. Factors considered by the Company in determining the probability of realizing deferred income tax assets include forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. The Company reviews its tax positions on a regular basis and adjusts the balances as new information becomes available. For those tax positions where it is more likely than not that a tax benefit will be sustained, the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon examination by a taxing authority that has full knowledge of all relevant information will be recorded. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Consolidated Financial Statements. Further information on income taxes is provided in Note 4 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Loss Contingencies - The Company has a number of loss exposures incurred in the ordinary course of business such as environmental claims, product liability and litigation reserves. Establishing loss accruals for these matters requires management's estimate and judgment with regards to risk exposure and ultimate liability or realization. These loss accruals are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances.

Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 1 to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk. The Company manages foreign currency transaction and translation risk by utilizing derivative and non-derivative financial instruments, including forward exchange contracts, costless collar contracts, cross-currency swap contracts and certain foreign denominated debt designated as net investment hedges. The derivative financial instrument contracts are with major investment grade financial institutions and the Company does not anticipate any material non-performance by any of the counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value. Further information on the fair value of these contracts is provided in Part II, Item 8 of this Annual Report on Form 10-K. Gains or losses on derivatives that are not hedges are adjusted to fair value through the Consolidated Statement of Income. Gains or losses on derivatives that are hedges are adjusted to fair value through accumulated other comprehensive income (loss) in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The translation of the foreign denominated debt that has been designated as a net investment hedge is recorded in accumulated other comprehensive income (loss) and remains there until the underlying net investment is sold or substantially liquidated.
The Company's debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company's objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates. A 100 basis point increase in near-term interest rates would increase annual interest expense on variable rate debt existing at June 30, 2016 by approximately $6 million.

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Parker-Hannifin Corporation
Cleveland, Ohio
We have audited the accompanying consolidated balance sheets of Parker-Hannifin Corporation and subsidiaries (the "Company") as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended June 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parker-Hannifin Corporation and subsidiaries as of June 30, 2016 and 2015, the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
August 26, 2016

Consolidated Statement of Income

	For the years ended June 30,
(Dollars in thousands, except per share amounts)	2016	2015	2014
Net Sales	$11,360,753	$12,711,744	$13,215,971
Cost of sales	8,823,384	9,655,245	10,188,227
Gross profit	2,537,369	3,056,499	3,027,744
Selling, general and administrative expenses	1,359,360	1,544,746	1,633,992
Goodwill and intangible asset impairment (Note 7)	—	—	188,870
Interest expense	136,517	118,406	82,566
Other (income), net	(62,199)	(43,374)	(25,513)
(Gain) loss on disposal of assets (Note 2)	(11,037)	4,481	(408,891)
Income before income taxes	1,114,728	1,432,240	1,556,720
Income taxes (Note 4)	307,512	419,687	515,302
Net Income	807,216	1,012,553	1,041,418
Less: Noncontrolling interest in subsidiaries' earnings	376	413	370
Net Income Attributable to Common Shareholders	$806,840	$1,012,140	$1,041,048

Earnings per Share Attributable to Common Shareholders (Note 5)
Basic earnings per share	$5.96	$7.08	$6.98
Diluted earnings per share	$5.89	$6.97	$6.87

The accompanying notes are an integral part of the financial statements.

Consolidated Statement of Comprehensive Income

	For the years ended June 30,
(Dollars in thousands)	2016	2015	2014
Net Income	$807,216	$1,012,553	$1,041,418
Less: Noncontrolling interests in subsidiaries' earnings	376	413	370
Net income attributable to common shareholders	806,840	1,012,140	1,041,048

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment and other (net of tax of $(2,342), $(31,024) and $4,591 in 2016, 2015 and 2014)	(203,299)	(765,659)	193,130
Retirement benefits plan activity (net of tax of $152,203, $88,547 and $(54,473) in 2016, 2015 and 2014)	(286,044)	(149,710)	91,182
Other comprehensive income (loss)	(489,343)	(915,369)	284,312
Less: Other comprehensive (loss) for noncontrolling interests	(196)	(249)	(23)
Other comprehensive income (loss) attributable to common shareholders	(489,147)	(915,120)	284,335
Total Comprehensive Income Attributable to Common Shareholders	$317,693	$97,020	$1,325,383

The accompanying notes are an integral part of the financial statements.

Business Segment Information

(Dollars in thousands)	2016	2015	2014
Net Sales:
Diversified Industrial:
North America	$4,955,211	$5,715,742	$5,693,527
International	4,145,272	4,741,376	5,287,916
Aerospace Systems	2,260,270	2,254,626	2,234,528
	$11,360,753	$12,711,744	$13,215,971
Segment Operating Income:
Diversified Industrial:
North America	$789,667	$955,501	$946,493
International	448,457	583,937	572,476
Aerospace Systems	337,531	298,994	271,238
Total segment operating income	1,575,655	1,838,432	1,790,207
Corporate administration	173,203	215,396	181,926
Income before interest expense and other	1,402,452	1,623,036	1,608,281
Interest expense	136,517	118,406	82,566
Other expense (income)	151,207	72,390	(31,005)
Income before income taxes	$1,114,728	$1,432,240	$1,556,720

Assets (a):
Diversified Industrial	$8,728,671	$8,734,942	$9,470,822
Aerospace Systems (b)	1,430,577	1,375,845	1,359,063
Corporate (c)	1,897,490	2,168,495	2,429,930
	$12,056,738	$12,279,282	$13,259,815

Property Additions:
Diversified Industrial	$134,618	$190,580	$189,832
Aerospace Systems	10,857	18,427	23,261
Corporate	3,932	6,520	3,247
	$149,407	$215,527	$216,340

Depreciation:
Diversified Industrial	$163,014	$174,102	$187,347
Aerospace Systems	18,469	19,509	19,193
Corporate	8,825	9,165	8,425
	$190,308	$202,776	$214,965

(Dollars in thousands)	2016	2015	2014
By Geographic Area (d)
Net Sales:
North America	$7,144,481	$7,891,571	$7,853,603
International	4,216,272	4,820,173	5,362,368
	$11,360,753	$12,711,744	$13,215,971
Long-Lived Assets:
North America	$817,872	$856,947	$861,300
International	750,228	807,075	962,994
	$1,568,100	$1,664,022	$1,824,294

The accounting policies of the business segments are the same as those described in the Significant Accounting Policies footnote except that the business segment results are prepared on a basis that is consistent with the manner in which the Company’s management disaggregates financial information for internal review and decision-making.

(a)	Amounts in 2015 and 2014 have been adjusted to reflect the retrospective adoption of Accounting Standards Update (ASU) 2015-17 in the fourth quarter of 2016.

(b)	Includes an investment in a joint venture in which ownership is 50 percent or less and in which the Company does not have operating control (2016 - $241,728; 2015 - $251,365; 2014 - $263,246).

(c)
Corporate assets are principally cash and cash equivalents, marketable securities and other investments, domestic deferred income taxes, deferred compensation plan assets, headquarters facilities and the major portion of the Company’s domestic data processing equipment.

(d)
Net sales are attributed to countries based on the location of the selling unit. North America includes the United States, Canada and Mexico. No country other than the United States represents greater than 10 percent of consolidated sales. Long-lived assets are comprised of plant and equipment based on physical location.

Consolidated Balance Sheet

(Dollars in thousands)
June 30,	2016	2015
Assets
Current Assets
Cash and cash equivalents (Note 1)	$1,221,653	$1,180,584
Marketable securities and other investments (Note 1)	882,342	733,490
Trade accounts receivable, net (Note 1)	1,593,920	1,620,194
Non-trade and notes receivable (Note 1)	232,183	364,534
Inventories (Note 6)	1,173,329	1,300,459
Prepaid expenses	104,360	241,684
Total Current Assets	5,207,787	5,440,945
Plant and equipment (Note 1)	4,737,141	4,862,611
Less: Accumulated depreciation	3,169,041	3,198,589
	1,568,100	1,664,022
Deferred income taxes (Notes 1 and 4)	605,155	406,267
Investments and other assets (Note 1)	850,088	811,930
Intangible assets, net (Notes 1 and 7)	922,571	1,013,439
Goodwill (Notes 1 and 7)	2,903,037	2,942,679
Total Assets	$12,056,738	$12,279,282

Liabilities and Equity
Current Liabilities
Notes payable and long-term debt payable within one year (Notes 8 and 9)	$361,840	$223,142
Accounts payable, trade	1,034,589	1,092,138
Accrued payrolls and other compensation	382,945	409,762
Accrued domestic and foreign taxes	127,597	139,285
Other accrued liabilities	458,970	484,793
Total Current Liabilities	2,365,941	2,349,120
Long-term debt (Note 9)	2,675,000	2,723,960
Pensions and other postretirement benefits (Note 10)	2,076,143	1,699,197
Deferred income taxes (Notes 1 and 4)	54,395	63,222
Other liabilities	306,581	336,214
Total Liabilities	7,478,060	7,171,713
Equity (Note 11)
Shareholders' Equity
Serial preferred stock, $.50 par value, authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value, authorized 600,000,000 shares; issued 181,046,128 shares in 2016 and 2015	90,523	90,523
Additional capital	628,451	622,729
Retained earnings	10,302,866	9,841,885
Accumulated other comprehensive (loss)	(2,227,765)	(1,738,618)
Treasury shares at cost: 47,033,896 in 2016 and 42,487,389 in 2015	(4,218,820)	(3,712,232)
Total Shareholders' Equity	4,575,255	5,104,287
Noncontrolling interests	3,423	3,282
Total Equity	4,578,678	5,107,569
Total Liabilities and Equity	$12,056,738	$12,279,282

The accompanying notes are an integral part of the financial statements.

Consolidated Statement of Cash Flows

	For the years ended June 30,
(Dollars in thousands)	2016	2015	2014
Cash Flows From Operating Activities
Net income	$807,216	$1,012,553	$1,041,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	190,308	202,776	214,965
Amortization	116,535	114,715	121,737
Goodwill and intangible asset impairment	—	—	188,870
Stock incentive plan compensation	71,293	96,093	103,161
Deferred income taxes	(65,686)	18,865	(74,139)
Foreign currency transaction loss (gain)	22,750	(77,784)	5,398
Loss on disposal of assets	414	14,953	2,997
Gain on sale of businesses	(10,666)	(6,420)	—
Net gain on deconsolidation	—	—	(412,612)
(Gain) loss on sale of marketable securities	(723)	3,817	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	17,549	143,179	(99,144)
Inventories	120,243	(70,377)	(3,816)
Prepaid expenses	136,034	(116,561)	58,117
Other assets	(5,033)	20,976	(79,158)
Accounts payable, trade	(52,378)	(86,750)	92,927
Accrued payrolls and other compensation	(22,865)	(12,657)	20,840
Accrued domestic and foreign taxes	(17,430)	(66,870)	86,745
Other accrued liabilities	(61,424)	(46,633)	(23,480)
Pensions and other postretirement benefits	(45,796)	156,859	99,569
Other liabilities	(30,498)	1,207	43,498
Net cash provided by operating activities	1,169,843	1,301,941	1,387,893
Cash Flows From Investing Activities
Acquisitions (less cash acquired of $3,814 in 2016, $8,332 in 2015 and $1,780 in 2014)	(67,552)	(18,618)	(17,593)
Capital expenditures	(149,407)	(215,527)	(216,340)
Proceeds from disposal of assets	18,821	19,655	14,368
Proceeds from sale of businesses	24,325	37,265	—
Net proceeds from deconsolidation	—	—	202,498
Purchase of marketable securities and other investments	(1,351,464)	(1,747,333)	(624,880)
Maturities and sales of marketable securities and other investments	1,300,633	1,391,396	—
Other	(39,995)	(46,001)	(4,454)
Net cash (used in) investing activities	(264,639)	(579,163)	(646,401)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	126	3,355	8,013
Payments for common shares	(557,575)	(1,398,446)	(204,043)
Tax benefit from stock incentive plan compensation	11,145	23,429	33,732
Proceeds from (payments for) notes payable, net	303,624	(815,171)	(515,387)
Proceeds from long-term borrowings	2,287	1,483,015	748
Payments for long-term borrowings	(220,068)	(537)	(2,934)
Dividends paid	(341,962)	(340,389)	(278,244)
Net cash (used in) financing activities	(802,423)	(1,044,744)	(958,115)
Effect of exchange rate changes on cash	(61,712)	(111,005)	48,766
Net increase (decrease) in cash and cash equivalents	41,069	(432,971)	(167,857)
Cash and cash equivalents at beginning of year	1,180,584	1,613,555	1,781,412
Cash and cash equivalents at end of year	$1,221,653	$1,180,584	$1,613,555
Supplemental Data:
Cash paid during the year for:
Interest	$133,999	$105,202	$77,144
Income taxes	250,155	515,350	472,369

The accompanying notes are an integral part of the financial statements.

Consolidated Statement of Equity

(Dollars in thousands)	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total
Balance June 30, 2013	$90,523	$608,752	$8,421,270	$(1,107,833)	$(2,274,286)	$3,055	$5,741,481
Net income			1,041,048			370	1,041,418
Other comprehensive income (loss)				284,335		(23)	284,312
Dividends paid			(278,222)			(22)	(278,244)
Stock incentive plan activity		(13,254)	(9,907)		97,002		73,841
Shares purchased at cost					(200,000)		(200,000)
Balance June 30, 2014	$90,523	$595,498	$9,174,189	$(823,498)	$(2,377,284)	$3,380	$6,662,808
Net income			1,012,140			413	1,012,553
Other comprehensive income (loss)				(915,120)		(249)	(915,369)
Dividends paid			(340,132)			(257)	(340,389)
Stock incentive plan activity		27,231	(4,312)		58,630		81,549
Liquidation activity						(5)	(5)
Shares purchased at cost					(1,393,578)		(1,393,578)
Balance June 30, 2015	$90,523	$622,729	$9,841,885	$(1,738,618)	$(3,712,232)	$3,282	$5,107,569
Net income			806,840			376	807,216
Other comprehensive (loss)				(489,147)		(196)	(489,343)
Dividends paid			(341,923)			(39)	(341,962)
Stock incentive plan activity		5,722	(3,936)		50,916		52,702
Shares purchased at cost					(557,504)		(557,504)
Balance June 30, 2016	$90,523	$628,451	$10,302,866	$(2,227,765)	$(4,218,820)	$3,423	$4,578,678

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The term "year" and references to specific years refer to the applicable fiscal years.

1.	Significant Accounting Policies
The significant accounting policies followed in the preparation of the accompanying consolidated financial statements are summarized below.
Nature of Operations - The Company is a leading worldwide diversified manufacturer of motion and control technologies and systems, providing precision engineered solutions for a wide variety of mobile, industrial and aerospace markets. The Company evaluates performance based on segment operating income before corporate and administrative expenses, interest expense and income taxes.
The Diversified Industrial Segment is an aggregation of several business units, which manufacture motion-control and fluid power system components for builders and users of various types of manufacturing, packaging, processing, transportation, agricultural, construction, and military vehicles and equipment. Diversified Industrial Segment products are marketed primarily through field sales employees and independent distributors. The Diversified Industrial North American operations have manufacturing plants and distribution networks throughout the United States, Canada and Mexico and primarily service North America. The Diversified Industrial International operations provide Parker products and services to 46 countries throughout Europe, Asia Pacific, Latin America, the Middle East and Africa.
The Aerospace Systems Segment produces hydraulic, fuel, pneumatic and electro-mechanical systems and components, which are utilized on virtually every domestic commercial, military and general aviation aircraft and also performs a vital role in naval vessels and land-based weapons systems. This Segment serves original equipment and maintenance, repair and overhaul customers worldwide. Aerospace Systems Segment products are marketed by field sales employees and are sold directly to manufacturers and end-users.
There are no individual customers to whom sales are more than four percent of the Company's consolidated sales. Due to the diverse group of customers throughout the world, the Company does not consider itself exposed to any concentration of credit risks.
The Company manufactures and markets its products throughout the world. Although certain risks and uncertainties exist, the diversity and breadth of the Company's products and geographic operations mitigate the risk that adverse changes with respect to any particular product and geographic operation would materially affect the Company's operating results.
Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Basis of Consolidation - The consolidated financial statements include the accounts of all majority-owned domestic and foreign subsidiaries. All intercompany transactions and profits have been eliminated in the consolidated financial statements. The Company does not have off-balance sheet arrangements. Within the Business Segment Information, intersegment and interarea sales have been eliminated.
Revenue Recognition - Revenue is recognized when persuasive evidence of an arrangement exists, product has shipped and the risks and rewards of ownership have transferred or services have been rendered, the price to the customer is fixed and determinable and collectibility is reasonably assured, which is generally at the time the product is shipped. Shipping and handling costs billed to customers are included in net sales and the related costs in cost of sales. Taxes collected from customers and remitted to governmental authorities are excluded from revenue.
Long-term Contracts - The Company enters into long-term contracts primarily for the production of aerospace products. For financial statement purposes, revenues are primarily recognized using the percentage-of-completion method. The extent of progress toward completion is primarily measured using the units-of-delivery method. Unbilled costs on these contracts are included in inventory. Progress payments are netted against the inventory balances. The Company estimates costs to complete long-term contracts for purposes of evaluating and establishing contract reserves. Adjustments to cost estimates are made on a consistent basis and a contract reserve is established when the estimated costs to complete a contract exceed the expected contract revenues.
Cash - Cash equivalents consist of short-term highly liquid investments, with a three-month or less maturity, carried at cost plus accrued interest, which are readily convertible into cash.

Marketable Securities and Other Investments - Consist of short-term highly liquid investments, with stated maturities of greater than three months from the date of purchase, carried at cost plus accrued interest, and investments classified as available-for-sale, which are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive (loss). Gains and losses on available-for-sale investments are calculated based on the first-in, first-out method. The Company has the ability to liquidate the available-for-sale investments after giving appropriate notice to the issuer.
Trade Accounts Receivable, Net - Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor. Allowance for doubtful accounts was $8,010 and $9,284 at June 30, 2016 and June 30, 2015, respectively.
Non-Trade and Notes Receivable - The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

June 30,	2016	2015
Notes receivable	$102,400	$90,470
Reverse repurchase agreements	—	113,558
Accounts receivable, other	129,783	160,506
Total	$232,183	$364,534
Reverse repurchase agreements are collateralized lending arrangements and have a maturity longer than three months from the date of purchase. The Company does not record an asset or liability for the collateral associated with the reverse repurchase agreements.

Plant, Equipment and Depreciation - Plant and equipment are recorded at cost and are depreciated principally using the straight-line method for financial reporting purposes. Depreciation rates are based on estimated useful lives of the assets, generally 40 years for buildings, 15 years for land improvements and building equipment, seven to 10 years for machinery and equipment, and three to eight years for vehicles and office equipment. Improvements, which extend the useful life of property, are capitalized, and maintenance and repairs are expensed. The Company reviews plant and equipment for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in current income.

The plant and equipment caption in the Consolidated Balance Sheet is comprised of the following components:

June 30,	2016	2015
Land and land improvements	$291,122	$294,537
Buildings and building equipment	1,437,601	1,457,650
Machinery and equipment	2,933,818	3,017,011
Construction in progress	74,600	93,413
Total	$4,737,141	$4,862,611
Investments and Other Assets - Investments in joint-venture companies in which ownership is 50 percent or less and in which the Company does not have operating control are stated at cost plus the Company's equity in undistributed earnings and amounted to $355,876 and $315,989 at June 30, 2016 and June 30, 2015, respectively. A significant portion of the underlying net assets of the joint ventures are related to goodwill. The Company's share of earnings from these investments were immaterial to the Company's results of operations.
Intangible Assets - Intangible assets primarily include patents, trademarks and customer lists and are recorded at cost and amortized on a straight-line method. Patents are amortized over the shorter of their remaining useful or legal life. Trademarks are amortized over the estimated time period over which an economic benefit is expected to be received. Customer lists are amortized over a period based on anticipated customer attrition rates. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

Goodwill - The Company conducts a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
Income Taxes - Income taxes are provided based upon income for financial reporting purposes. Tax credits and similar tax incentives are applied to reduce the provision for income taxes in the year in which the credits arise. The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. Penalties, if incurred, are recognized in income tax expense. Deferred income taxes arise from temporary differences in the recognition of income and expense for tax purposes.
During the fourth quarter of 2016, the Company adopted ASU 2015-17, "Income Taxes - Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires companies to present deferred tax assets and deferred tax liabilities as noncurrent in the statement of financial position. The following captions within the Consolidated Balance Sheet at June 30, 2015 have been revised:

	As Previously Reported	Revised
Current Assets
Deferred income taxes	$142,147	$—
Noncurrent Assets
Deferred income taxes	—	406,267
Investments and other assets	1,091,805	811,930
Current Liabilities
Accrued domestic and foreign taxes	140,295	139,285
Noncurrent Liabilities
Deferred income taxes	77,967	63,222
Foreign Currency Translation - Assets and liabilities of foreign subsidiaries are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. The effects of these translation adjustments, as well as gains and losses from certain intercompany transactions, are reported in the accumulated other comprehensive (loss) component of shareholders' equity. Such adjustments will affect net income only upon sale or liquidation of the underlying foreign investments, which is not contemplated at this time. Exchange (gains) losses from transactions in a currency other than the local currency of the entity involved are included within cost of goods sold caption in the Consolidated Statement of Income and were $22,750, $(77,784) and $5,398, in 2016, 2015 and 2014, respectively.
Subsequent Events - The Company has evaluated subsequent events that have occurred through the date of filing of this Annual Report on Form 10-K for the year ended June 30, 2016. No subsequent events occurred that required adjustment to or disclosure in these financial statements.
Recent Accounting Pronouncements - In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. ASU 2016-13 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2019. Early adoption is permitted. The Company has not yet determined the effect that ASU 2016-13 will have on its financial statements.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." Under ASU 2016-09, all excess tax benefits and deficiencies arising from employee share-based payment awards, and dividends on those awards, will be recognized in the income statement during the period in which they occur. ASU 2016-09 allows companies to make an accounting policy election to estimate forfeitures, as required today, or record them when they occur and allows companies to withhold an amount up to the maximum statutory tax rate without causing the award to be classified as a liability. Within the statement of cash flows, ASU 2016-09 requires excess tax benefits to be classified as an operating activity and cash payments to tax authorities in connection with shares withheld to be classified as a financing activity. ASU 2016-09 is effective for annual periods, and interim periods within the annual periods, beginning after December 15, 2016. The Company intends to adopt ASU 2016-09 during the first quarter of 2017. The impact of ASU 2016-09 will generally be dependent on the amount of employee exercises of share-based awards.

In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting." ASU 2016-07 eliminates the requirement to apply the equity method of accounting, upon obtaining significant influence, as if it was applied to the investment from inception. Instead, at the date significant influence is obtained, companies should add the cost of the additional interest acquired to the current basis of the investment and apply the equity method prospectively. If an available-for-sale security becomes eligible for the equity method of accounting, any unrealized gains or losses within accumulated other comprehensive income should be recognized within earnings on the date the investment becomes qualified for use of the equity method. During fourth quarter of 2016, the Company adopted ASU 2016-07. The adoption of ASU 2016-07 did not affect the Company's financial statements.
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
In September 2015, the FASB issued ASU 2015-16, "Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 requires the recognition of adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. The effects of the adjustments to provisional amounts on depreciation, amortization or other income effects should be recognized in current-period earnings as if the accounting had been completed at the acquisition date. Disclosure of the portion of the adjustment recorded in current-period earnings that would have been reported in prior reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date is also required. During the first quarter of 2016, the Company adopted ASU 2015-16. The adoption of ASU 2015-16 did not materially affect the Company's financial statements.
In July 2015, the FASB issued ASU 2015-11, "Inventory - Simplifying the Measurement of Inventory." ASU 2015-11 requires companies to measure inventory (valued using first-in, first-out or average cost methods) at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The measurement of inventory valued using the last-in, first-out method is unchanged. During the fourth quarter of 2016, the Company adopted ASU 2015-11. The adoption of ASU 2015-11 did not materially affect the Company's financial statements.
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

2.	Acquisitions and Deconsolidation of Subsidiary
Acquisitions - During 2016, the Company completed two acquisitions whose aggregate sales for their most recent fiscal year prior to acquisition were approximately $48 million. Total purchase price for the two acquisitions was approximately $71 million in cash and $2 million in assumed debt.
During 2015, the Company completed four acquisitions whose aggregate sales for their most recent fiscal year prior to acquisition were approximately $27 million. Total purchase price for the four acquisitions was approximately $27 million in cash.
During 2014, the Company completed three acquisitions whose aggregate sales for their most recent fiscal year prior to acquisition were approximately $14 million. Total purchase price for the three acquisitions was approximately $19 million in cash.
The results of operations for all acquisitions are included as of the respective dates of acquisition. The initial purchase price allocation and subsequent purchase price adjustments for acquisitions in 2016, 2015 and 2014 are presented below. Some of the 2016 acquisitions are still subject to purchase price adjustments.

	2016	2015	2014
Assets:
Accounts receivable	$6,793	$7,656	$954
Inventories	12,041	3,099	2,184
Prepaid expenses	1,350	91	57
Deferred income taxes	—	5	189
Plant and equipment	5,647	1,123	11,211
Intangible and other assets	26,849	7,794	5,646
Goodwill	31,134	10,430	3,195
	83,814	30,198	23,436
Liabilities:
Notes payable	720	—	—
Accounts payable, trade	2,536	2,689	915
Accrued payrolls and other compensation	1,310	243	263
Accrued domestic and foreign taxes	604	777	1
Other accrued liabilities	1,804	5,267	3,864
Long-term debt	1,743	—	—
Deferred income taxes	7,545	2,604	—
Other liabilities	—	—	800
	16,262	11,580	5,843
Net assets acquired	$67,552	$18,618	$17,593

Deconsolidation of Subsidiary - During 2014, the Company and GE Aviation, a non-related party, finalized a joint venture in which the Company sold a 50 percent equity interest in one of its wholly-owned subsidiaries. The sale of the 50 percent equity interest in the wholly-owned subsidiary resulted in a loss of control of the subsidiary, and therefore it was deconsolidated from the Company's financial statements during 2014.

The Company recognized a pre-tax gain of $413 million on the deconsolidation, measured as the fair value of the consideration received for the 50 percent equity interest in the former subsidiary and the fair value of the retained investment less the carrying amount of the former subsidiary's net assets. Approximately $186 million of the pre-tax gain is attributable to the remeasurement of the retained investment in the former subsidiary to its current fair value. The gain is reflected in the (gain)loss on disposal of assets caption in the Consolidated Statement of Income and the other expense (income) caption in the Business Segment Information.

3.	Charges Related to Business Realignment
To structure its businesses in light of current and anticipated customer demand, the Company incurred business realignment charges in 2016, 2015 and 2014.
Business realignment charges presented in the Business Segment Information are as follows:

	2016	2015	2014
Diversified Industrial	$91,404	$30,882	$101,524
Aerospace Systems	3,629	967	925
Corporate administration	2,215	458	—
Other expense (income)	116	2,399	1,331
Work force reductions related to the business realignment charges in the Business Segment Information are as follows:

	2016	2015	2014
Diversified Industrial	3,515	668	1,581
Aerospace Systems	81	21	44
Corporate administration	53	18	—
The charges primarily consist of severance costs related to actions taken under the Company's Simplification initiative aimed at reducing organizational and process complexity, as well as plant closures, with the majority of charges incurred in Europe and North America. In connection with a plant closure during 2016, the Company recognized an expense associated with enhanced retirement benefits (refer to Note 10 for further discussion). The Company believes the realignment actions taken will positively impact future results of operations, but will not have a material effect on liquidity and sources and uses of capital.
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	2016	2015	2014
Cost of sales	$76,197	$19,419	$63,575
Selling, general and administrative expenses	21,051	12,888	38,874
(Gain) loss on disposal of assets	116	2,399	1,331
As of June 30, 2016, approximately $55 million in severance payments have been made relating to charges incurred during 2016, the remainder of which are expected to be paid by March 31, 2017. Severance payments relating to prior-year actions are being made as required. Remaining severance payments related to current-year and prior-year actions of approximately $40 million are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the realignment actions described above, the timing and amount of which are not known at this time.

4.	Income Taxes
Income before income taxes was derived from the following sources:

	2016	2015	2014
United States	$672,907	$779,782	$1,115,010
Foreign	441,821	652,458	441,710
	$1,114,728	$1,432,240	$1,556,720

Income taxes include the following:

	2016	2015	2014
Federal
Current	$235,557	$185,761	$377,404
Deferred	(45,797)	28,108	(45,643)
Foreign
Current	113,146	189,826	168,177
Deferred	(7,006)	(11,208)	(28,016)
State and local
Current	24,495	25,235	43,860
Deferred	(12,883)	1,965	(480)
	$307,512	$419,687	$515,302

A reconciliation of the Company's effective income tax rate to the statutory Federal rate follows:

	2016	2015	2014
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes	0.6	1.1	1.8
Goodwill and intangible asset impairment	—	—	4.5
Tax related to international activities	(5.2)	(4.5)	(5.6)
Cash surrender value of life insurance	0.2	(0.1)	(0.9)
Federal manufacturing deduction	(1.0)	(1.6)	(1.0)
Research tax credit	(1.9)	(0.8)	(0.3)
Other	(0.1)	0.2	(0.4)
Effective income tax rate	27.6%	29.3%	33.1%

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities. The differences comprising the net deferred taxes shown on the Consolidated Balance Sheet at June 30 were as follows:

	2016	2015
Retirement benefits	$815,545	$614,127
Other liabilities and reserves	126,524	127,838
Long-term contracts	64,371	49,929
Stock-based incentive compensation	67,138	66,015
Loss carryforwards	326,707	316,994
Unrealized currency exchange gains and losses	(19,491)	(17,218)
Inventory	14,693	16,659
Foreign tax credit carryforward	24,051	29,965
Depreciation and amortization	(536,070)	(531,258)
Valuation allowance	(332,708)	(330,006)
Net deferred tax asset	$550,760	$343,045

Change in net deferred tax asset:
Provision for deferred tax	$65,686	$(18,865)
Items of other comprehensive (loss)	149,861	57,523
Acquisitions and other	(7,832)	(1,225)
Total change in net deferred tax	$207,715	$37,433

As of June 30, 2016, the Company has recorded deferred tax assets of $326,707 resulting from $1,145,475 in loss carryforwards. A valuation allowance of $313,554 related to the loss carryforwards has been established due to the uncertainty of their realization. Of this valuation allowance, $288,515 relates to non-operating entities whose loss carryforward utilization is considered to be remote. Some of the loss carryforwards can be carried forward indefinitely; others can be carried forward from three to 20 years. In addition, a valuation allowance of $19,154 related to future deductible items has been established due to the uncertainty of their realization. These future deductible items are recorded in the other liabilities and reserves line in the table above.
Provision has not been made for additional U.S. or foreign taxes on undistributed earnings of certain international operations as those earnings will continue to be reinvested. It is not practicable to estimate the additional taxes, including applicable foreign withholding taxes, that might be payable on the eventual remittance of such earnings. Accumulated undistributed earnings reinvested in international operations amounted to approximately $3,200,000 at June 30, 2016.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015	2014
Balance July 1	$145,688	$164,813	$107,440
Additions for tax positions related to current year	7,025	6,090	7,752
Additions for tax positions of prior years	2,582	14,989	55,136
Reductions for tax positions of prior years	(627)	(6,945)	(1,359)
Reductions for settlements	(10,284)	—	(1,856)
Reductions for expiration of statute of limitations	(4,142)	(6,251)	(5,005)
Effect of foreign currency translation	(335)	(27,008)	2,705
Balance June 30	$139,907	$145,688	$164,813

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $80,722, $83,471 and $71,898 as of June 30, 2016, 2015 and 2014, respectively. If recognized, a significant portion of the gross unrecognized tax benefits as of June 30, 2016 would be offset against an asset currently recorded in the Consolidated Balance Sheet. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $12,357, $9,514 and $8,198 as of June 30, 2016, 2015 and 2014, respectively.

It is reasonably possible that within the next 12 months, the amount of gross unrecognized tax benefits could be reduced by up to approximately $100,000 as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of unrecognized tax benefits within the next 12 months is expected to be insignificant.
The Company and its subsidiaries file income tax returns in the United States and in various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is open to assessment of its federal income tax returns by the U.S. Internal Revenue Service for years after 2011, and its state and local tax returns for years after 2006. The Company is open to assessment for significant foreign jurisdictions for years after 2007.

5.	Earnings Per Share
Basic earnings per share are computed using the weighted-average number of common shares outstanding during the year. Diluted earnings per share are computed using the weighted-average number of common shares and common share equivalents outstanding during the year. Common share equivalents represent the dilutive effect of outstanding stock-based awards. The computation of net income per share was as follows:

	2016	2015	2014
Numerator:
Net income attributable to common shareholders	$806,840	$1,012,140	$1,041,048
Denominator:
Basic - weighted-average common shares	135,353,321	142,925,327	149,099,448
Increase in weighted-average common shares from dilutive effect of stock-based awards	1,558,369	2,186,823	2,344,655
Diluted - weighted-average common shares, assuming exercise of stock-based awards	136,911,690	145,112,150	151,444,103
Basic earnings per share	$5.96	$7.08	$6.98
Diluted earnings per share	$5.89	$6.97	$6.87

For 2016, 2015 and 2014, 3.1 million, 1.1 million and 1.2 million common shares, respectively, subject to stock-based awards were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

6.	Inventories
The majority of domestic inventories are valued by the last-in, first-out (LIFO) cost method and the balance of the Company's inventories are valued by the first-in, first-out (FIFO) cost method. Inventories valued by the FIFO cost method are stated at the lower of cost or net realizable value. Inventories valued by the LIFO cost method are stated at lower of cost or market.
Inventories valued on the LIFO cost method were approximately 30 percent of total inventories in 2016 and 32 percent of total inventories in 2015. The current cost of these inventories exceeds their valuation determined on the LIFO basis by $200,247 in 2016 and $206,233 in 2015. Progress payments of $51,104 in 2016 and $34,820 in 2015 are netted against inventories.

The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

June 30,	2016	2015
Finished products	$458,657	$526,708
Work in process	639,907	688,727
Raw materials	74,765	85,024
Total	$1,173,329	$1,300,459

7.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance June 30, 2014	$3,072,724	$98,701	$3,171,425
Acquisitions	10,430	—	10,430
Divestitures	(4,757)	—	(4,757)
Foreign currency translation and other	(234,352)	(67)	(234,419)
Balance June 30, 2015	$2,844,045	$98,634	$2,942,679
Acquisitions	31,134	—	31,134
Foreign currency translation and other	(70,776)	—	(70,776)
Balance June 30, 2016	$2,804,403	$98,634	$2,903,037

Acquisitions represent the original goodwill allocation, purchase price adjustments and final adjustments to the purchase price allocation for the acquisitions during the measurement period subsequent to the applicable acquisition dates. The impact of the purchase price adjustments and final adjustments to the purchase price allocation on the Company's results of operations and financial position were immaterial.

In 2014, the Company made a decision to restructure and change the strategic direction of its Worldwide Energy Products Division (EPD). The Company calculated the fair value of EPD using assumptions reflecting the Company's updated strategic direction for this reporting unit, the results of which indicated that the carrying value of EPD exceeded its fair value. As a result, the Company estimated the implied fair value of EPD's goodwill, which resulted in a non-cash impairment charge of $140,334. The impairment charge is reflected in the goodwill and intangible asset impairment caption in the Consolidated Statement of Income and in the other expense (income) caption in the Business Segment Information. The fair value of EPD was calculated using both a discounted cash flow analysis and estimated fair market values of comparable businesses with each valuation method having equal weight. Fair value calculated using a discounted cash flow analysis is classified within level 3 of the fair value hierarchy and requires several assumptions including a risk-adjusted interest rate and future sales and operating margin levels.

The Company's annual impairment tests performed in 2016, 2015 and 2014 resulted in no impairment loss being recognized.
Intangible assets are amortized on a straight-line method over their legal or estimated useful life. The gross carrying value and accumulated amortization for each major category of intangible asset at June 30 are as follows:

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$150,914	$95,961	$149,066	$88,540
Trademarks	340,805	179,156	355,108	172,187
Customer lists and other	1,362,521	656,552	1,369,380	599,388
Total	$1,854,240	$931,669	$1,873,554	$860,115

During 2016, the Company acquired intangible assets, either individually or as part of a group of assets, with an initial purchase price allocation and weighted-average life as follows:

	Purchase Price Allocation	Weighted-Average Life
Patents	$565	12 years
Trademarks	761	5 years
Customer lists and other	25,523	11 years
Total	$26,849	11 years

Total intangible amortization expense in 2016, 2015 and 2014 was $108,019, $109,887 and $118,782, respectively. Estimated intangible amortization expense for the five years ending June 30, 2017 through 2021 is $95,873, $91,902, $85,091, $78,297 and $70,252, respectively.

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. In 2014, in connection with the goodwill impairment review of EPD, the Company determined that certain intangible assets of EPD, primarily trademarks and customer lists, were impaired resulting in the recognition of a non-cash impairment charge of $43,664. The impairment charge is reflected in the goodwill and intangible asset impairment caption in the Consolidated Statement of Income and in the other expense (income) caption in the Business Segment Information. The fair value of EPD's intangible assets were determined using an income approach for the individual intangible assets. Fair value calculated using an income approach is classified within level 3 of the fair value hierarchy and requires several assumptions including future sales and operating margins expected to be generated from the use of the individual intangible asset.

8.	Financing Arrangements
The Company has a line of credit totaling $2,000,000 through a multi-currency revolving credit agreement with a group of banks, $1,696,300 of which was available at June 30, 2016. The credit agreement expires in October 2017; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which may increase in the event the Company's credit ratings are lowered. Although a lowering of the Company's credit ratings would likely increase the cost of future debt, it would not limit the Company's ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
The Company is currently authorized to sell up to $1,850,000 of short-term commercial paper notes. At June 30, 2016, $303,700 of commercial paper notes were outstanding and no commercial paper notes were outstanding at June 30, 2015.
In addition to commercial paper notes, notes payable includes short-term lines of credit and borrowings from foreign banks. At June 30, 2016, the Company had $64,310 in lines of credit from various foreign banks, none of which was outstanding at June 30, 2016. Most of these agreements are renewed annually. The weighted-average interest rate on notes payable during 2016 was 0.3 percent and was 0.2 percent during 2015.
The Company's foreign locations in the ordinary course of business may enter into financial guarantees through financial institutions which enable customers to be reimbursed in the event of nonperformance by the Company.
The Company's credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the applicable agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the applicable agreements. At the Company's present rating level, the most restrictive covenant contained in the credit agreements and the indentures provides that the ratio of secured debt to net tangible assets be less than 10 percent. As of June 30, 2016, the Company does not have any secured debt outstanding. The Company is in compliance with all covenants.

9.	Debt

June 30,	2016	2015
Domestic:
Fixed rate medium-term notes 3.30% to 6.55%, due 2018-2045	$2,675,000	$2,675,000
Foreign:
Bank loans, including revolving credit 1% to 11.75%, due 2016	—	322
Euro bonds 4.125%, due 2016	—	222,820
Japanese Yen credit facility JPY Libor plus 55 bps, due 2017	58,140	48,960
Total long-term debt	2,733,140	2,947,102
Less: Long-term debt payable within one year	58,140	223,142
Long-term debt, net	$2,675,000	$2,723,960

Principal amounts of long-term debt payable in the five years ending June 30, 2017 through 2021 are $58,140, $450,000, $100,000, $0 and $0, respectively.

Lease Commitments - Future minimum rental commitments as of June 30, 2016, under non-cancelable operating leases, which expire at various dates, are as follows: 2017-$68,718; 2018-$44,506; 2019-$27,412; 2020-$15,009; 2021-$9,338 and after 2021-$29,946.
Rental expense in 2016, 2015 and 2014 was $119,004, $125,657 and $131,948, respectively.

10.	Retirement Benefits
Pensions - The Company has noncontributory defined benefit pension plans covering eligible employees, including certain employees in foreign countries. Plans for most salaried employees provide pay-related benefits based on years of service. Plans for hourly employees generally provide benefits based on flat-dollar amounts and years of service. The Company also has arrangements for certain key employees which provide for supplemental retirement benefits. In general, the Company's policy is to fund these plans based on legal requirements, tax considerations, local practices and investment opportunities. The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries.
A summary of the Company's defined benefit pension plans follows:

	2016	2015	2014
Benefit cost
Service cost	$94,650	$97,960	$99,929
Interest cost	181,469	176,556	190,999
Special termination cost	7,088	21,174	—
Settlement cost	5,102	—	—
Expected return on plan assets	(221,629)	(218,938)	(226,884)
Amortization of prior service cost	7,470	9,437	14,644
Amortization of unrecognized actuarial loss	170,407	152,664	159,584
Amortization of initial net obligation	17	17	19
Net periodic benefit cost	$244,574	$238,870	$238,291

	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$4,867,703	$4,749,447
Service cost	94,650	97,960
Interest cost	181,469	176,556
Special termination cost	7,088	21,174
Actuarial loss	487,523	237,896
Benefits paid	(230,551)	(261,473)
Plan amendments	2,992	3,033
Foreign currency translation and other	(95,219)	(156,890)
Benefit obligation at end of year	$5,315,655	$4,867,703

Change in plan assets
Fair value of plan assets at beginning of year	$3,238,307	$3,499,274
Actual gain on plan assets	97,165	51,514
Employer contributions	279,140	62,852
Benefits paid	(230,551)	(261,473)
Foreign currency translation and other	(77,014)	(113,860)
Fair value of plan assets at end of year	$3,307,047	$3,238,307
Funded status	$(2,008,608)	$(1,629,396)

Amounts recognized on the Consolidated Balance Sheet
Other accrued liabilities	$(42,763)	$(31,206)
Pensions and other postretirement benefits	(1,965,845)	(1,598,190)
Net amount recognized	$(2,008,608)	$(1,629,396)

Amounts recognized in Accumulated Other Comprehensive (Loss)
Net actuarial loss	$2,047,103	$1,639,010
Prior service cost	27,723	32,126
Transition obligation	103	103
Net amount recognized	$2,074,929	$1,671,239

The presentation of the amounts recognized on the Consolidated Balance Sheet and in accumulated other comprehensive (loss) is on a debit (credit) basis and excludes the effect of income taxes.
During 2016, the Company provided enhanced retirement benefits in connection with a plant closure, which resulted in an increase in net pension benefit cost of $7,088. During 2015, the Company initiated a voluntary retirement program under which certain participants in its U.S. qualified defined benefit pension plan were offered enhanced retirement benefits, which resulted in an increase in net pension benefit cost of $21,174.

During 2015, the Company offered lump-sum distributions to certain participants in its U.S. qualified defined benefit plan. Included in benefits paid in 2015 is $81,496, related to participants who elected to receive lump-sum distributions.
The estimated amount of net actuarial loss, prior service cost and transition obligation that will be amortized from accumulated other comprehensive (loss) into net periodic benefit pension cost in 2017 is $200,725, $6,579 and $19, respectively.
The accumulated benefit obligation for all defined benefit plans was $4,884,985 and $4,451,047 at June 30, 2016 and 2015, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $5,211,768, $4,796,860 and $3,206,287, respectively, at June 30, 2016, and $4,761,438, $4,352,369 and $3,129,803, respectively, at June 30, 2015. The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $5,310,979 and $3,302,370, respectively, at June 30, 2016, and $4,821,675 and $3,188,293, respectively, at June 30, 2015.

The Company expects to make cash contributions of approximately $306 million to its defined benefit pension plans in 2017, the majority of which relate to its U.S. qualified defined benefit plan. Estimated future benefit payments in the five years ending June 30, 2017 through 2021 are $239,898, $220,006, $224,569, $248,085 and $272,250, respectively and $1,381,405 in the aggregate for the five years ending June 30, 2021 through June 30, 2025.
The assumptions used to measure net periodic benefit cost for the Company's significant defined benefit plans are:

	2016	2015	2014
U.S. defined benefit plans
Discount rate	4.19%	4.05%	4.52%
Average increase in compensation	5.14%	5.12%	5.13%
Expected return on plan assets	7.5%	7.5%	8.0%
Non-U.S. defined benefit plans
Discount rate	0.7 to 6.0%	0.9 to 4.2%	1.5 to 4.59%
Average increase in compensation	2.0 to 5.5%	2.0 to 5.0%	2.0 to 6.0%
Expected return on plan assets	1.0 to 5.75%	1.0 to 6.25%	1.0 to 6.25%

The assumptions used to measure the benefit obligation for the Company's significant defined benefit plans are:

	2016	2015
U.S. defined benefit plans
Discount rate	3.33%	4.19%
Average increase in compensation	5.02%	5.14%
Non-U.S. defined benefit plans
Discount rate	0.23 to 7.75%	0.7 to 6.0%
Average increase in compensation	2.0 to 5.5%	2.0 to 5.5%

The discount rate assumption is based on current rates of high-quality long-term corporate bonds over the same estimated time period that benefit payments will be required to be made. The expected return on plan assets assumption is based on the weighted-average expected return of the various asset classes in the plans' portfolio. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance.

Beginning in 2017, the Company will change the method used to estimate the service and interest cost components of net periodic pension cost. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash outflows. Previously, these cost components were determined using a single-weighted average discount rate. This change does not affect the measurement of the Company benefit obligation.
The weighted-average allocation of the majority of the assets related to defined benefit plans is as follows:

	2016	2015
Equity securities	39%	41%
Debt securities	51%	47%
Other investments	10%	12%
	100%	100%

The weighted-average target asset allocation as of June 30, 2016 is 41 percent equity securities, 47 percent debt securities and 12 percent other investments. The investment strategy for the Company's worldwide defined benefit pension plan assets focuses on achieving prudent actuarial funding ratios while maintaining acceptable levels of risk in order to provide adequate liquidity to meet immediate and future benefit requirements. This strategy requires investment portfolios that are broadly diversified across various asset classes and external investment managers. Assets held in the U.S. defined benefit plans account for approximately 73 percent of the Company's total defined benefit plan assets. The Company's overall investment strategy with respect to the Company's U.S. defined benefit plans is to opportunistically migrate from its traditional mix between growth seeking assets (primarily consisting of global public equities in developed and emerging countries and hedge fund of fund strategies) and income generating assets (primarily consisting of high quality bonds, both domestic and global, emerging market bonds, high yield bonds and Treasury Inflation Protected Securities) to an allocation more heavily weighted toward income generating assets. Over time, long duration fixed income assets are being added to the portfolio. These securities are highly correlated with the Company's pension liabilities and will serve to hedge a portion of the Company's interest rate risk.
The fair values of pension plan assets at June 30, 2016 and at June 30, 2015, by asset class, are as follows:

	June 30, 2016	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$46,052	$45,474	$578	$—
Equity securities
U.S. based companies	292,138	292,138	—	—
Non-U.S. based companies	191,647	191,647	—	—
Fixed income securities
Corporate bonds	141,549	73,685	67,864	—
Government issued securities	203,000	141,935	61,065	—
Mutual funds
Equity funds	149,807	149,807	—	—
Fixed income funds	151,649	151,649	—	—
Mutual funds measured at net asset value	246,075
Common/Collective trusts
Equity funds	65,404	65,404	—	—
Fixed income funds	43,981	43,981	—	—
Common/Collective trusts measured at net asset value	1,487,170
Limited Partnerships measured at net asset value	280,248
Miscellaneous	8,327	—	8,327	—
Total at June 30, 2016	$3,307,047	$1,155,720	$137,834	$—

	June 30, 2015	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$75,015	$75,015	$—	$—
Equity securities
U.S. based companies	299,321	299,321	—	—
Non-U.S. based companies	203,199	203,199	—	—
Fixed income securities
Corporate bonds	165,226	77,224	88,002	—
Government issued securities	143,697	90,785	52,912	—
Mutual funds
Equity funds	149,383	149,383	—	—
Fixed income funds	135,949	135,949	—	—
Mutual funds measured at net asset value	5,564
Common/Collective trusts
Equity funds	77,429	77,429	—	—
Fixed income funds	46,184	46,184	—	—
Common/Collective trusts measured at net asset value	1,635,135
Limited Partnerships measured at net asset value	290,904
Miscellaneous	11,301	—	11,301	—
Total at June 30, 2015	$3,238,307	$1,154,489	$152,215	$—

Cash and cash equivalents, which include repurchase agreements and other short-term investments, are valued at cost, which approximates fair value.
Equity securities are valued at the closing price reported on the active market on which the individual securities are traded. U.S. based companies include Company stock with a fair value of $143,652 as of June 30, 2016 and $154,660 as of June 30, 2015.
Fixed income securities are valued using both market observable inputs for similar assets that are traded on an active market and the closing price on the active market on which the individual securities are traded.
Mutual funds are valued using the closing market price reported on the active market on which the fund is traded or at net asset value per share and primarily consist of equity and fixed income funds. The equity funds primarily provide exposure to U.S. and international equities, real estate and commodities. The fixed income funds primarily provide exposure to high-yield securities and emerging market fixed income instruments. Mutual funds measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy and are being presented in the tables above to permit a reconciliation of the fair value hierarchy to the Consolidated Balance Sheet.
Common/Collective trusts primarily consist of equity and fixed income funds and are valued using the closing market price reported on the active market on which the fund is traded or at net asset value per share. Common/Collective trust investments can be redeemed daily and without restriction. Redemption of the entire investment balance generally requires a 30-day notice period. The equity funds provide exposure to large, mid and small cap U.S. equities, international large and small cap equities and emerging market equities. The fixed income funds provide exposure to U.S., international and emerging market debt securities. Common/Collective trusts measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy and are being presented in the tables above to permit a reconciliation of the fair value hierarchy to the Consolidated Balance Sheet.
Limited Partnerships primarily consist of hedge funds valued using a net asset value per share and provide exposure to a variety of hedging strategies including long/short equity, relative value, event driven and global macro. Limited Partnership investments can be redeemed daily and without restriction. Redemption of the entire investment balance generally requires a 30-day notice period. Limited Partnerships measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy and are being presented in the tables above to permit a reconciliation of the fair value hierarchy to the Consolidated Balance Sheet.

Miscellaneous primarily includes real estate funds, insurance contracts held in the asset portfolio of the Company's non-U.S. defined benefit pension plans, and net payables for securities purchased but not settled in the asset portfolio of the Company's U.S. defined benefit pension plans. Insurance contracts are valued at the present value of future cash flows promised under the terms of the insurance contracts.
The primary investment objective of equity securities and equity funds, within both the mutual fund and common/collective trust asset class, is to obtain capital appreciation in an amount that at least equals various market-based benchmarks. The primary investment objective of fixed income securities and fixed income funds, within both the mutual fund and common/collective trust asset class, is to provide for a constant stream of income while preserving capital. The primary investment objective of limited partnerships is to achieve capital appreciation through an investment program focused on specialized investment strategies. The primary investment objective of insurance contracts, included in the miscellaneous asset class, is to provide a stable rate of return over a specified period of time.
Employee Savings Plan - The Company sponsors an employee stock ownership plan (ESOP) as part of its existing savings and investment 401(k) plan. The ESOP is available to eligible domestic employees. Company matching contributions, up to a maximum of four percent of an employee's annual compensation, are recorded as compensation expense. Prior to August 1, 2014, Company stock was used to match employee contributions. Effective August 1, 2014, participants may direct company matching contributions to any investment option within the savings and investment 401(k) plan.

	2016	2015	2014
Shares held by ESOP	7,728,332	8,407,858	8,944,697
Company matching contributions	$58,922	$63,914	$63,441
In addition to shares within the ESOP, as of June 30, 2016, employees have elected to invest in 2,317,924 shares of common stock within a company stock fund of the savings and investment 401(k) plan.

The Company has a retirement income account (RIA) within the employee savings plan. The Company makes a cash contribution to the participant's RIA each year, the amount of which is based on the participant's age and years of service. Participants do not contribute to the RIA. The Company recognized $25,780, $29,570 and $25,247 in expense related to the RIA in 2016, 2015 and 2014, respectively.

Other Postretirement Benefits - The Company provides postretirement medical and life insurance benefits to certain retirees and eligible dependents. Most plans are contributory, with retiree contributions adjusted annually. The plans are unfunded and pay stated percentages of covered medically necessary expenses incurred by retirees, after subtracting payments by Medicare or other providers and after stated deductibles have been met. For most plans, the Company has established cost maximums to more effectively control future medical costs. The Company has reserved the right to change these benefit plans.
The Company recognized $8,754, $4,340 and $4,478 in expense related to other postretirement benefits in 2016, 2015 and 2014, respectively. During 2016, the Company provided enhanced retirement benefits in connection with a plant closure, which resulted in an increase in expense related to other postretirement benefits of $4,521.

	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$75,953	$76,207
Service cost	591	632
Interest cost	2,834	2,723
Special termination cost	4,521	—
Actuarial loss	10,217	655
Benefits paid	(4,331)	(4,264)
Benefit obligation at end of year	$89,785	$75,953
Funded status	$(89,785)	$(75,953)

	2016	2015
Amounts recognized on the Consolidated Balance Sheet
Other accrued liabilities	$(6,216)	$(5,629)
Pensions and other postretirement benefits	(83,569)	(70,324)
Net amount recognized	$(89,785)	$(75,953)

Amounts recognized in Accumulated Other Comprehensive (Loss)
Net actuarial loss	$22,914	$13,626
Prior service credit	(556)	(676)
Net amount recognized	$22,358	$12,950

The presentation of the amounts recognized on the Consolidated Balance Sheet and in accumulated other comprehensive (loss) is on a debit (credit) basis and is before the effect of income taxes. The amount of net actuarial loss and prior service credit that will be amortized from accumulated other comprehensive (loss) into net periodic postretirement cost in 2017 is $2,101 and $(121), respectively.
The assumptions used to measure the net periodic benefit cost for postretirement benefit obligations are:

	2016	2015	2014
Discount rate	3.96%	3.74%	4.10%
Current medical cost trend rate (Pre-65 participants)	7.61%	7.75%	7.75%
Current medical cost trend rate (Post-65 participants)	9.00%	7.75%	7.75%
Ultimate medical cost trend rate	4.50%	5.00%	5.00%
Medical cost trend rate decreases to ultimate in year	2025	2021	2021

The discount rate assumption used to measure the benefit obligation was 3.15 percent in 2016 and 3.96 percent in 2015.
Estimated future benefit payments for other postretirement benefits in the five years ending June 30, 2017 through 2021 are $6,216, $6,796, $6,717, $6,349 and $6,287, respectively, and $27,882 in the aggregate for the five years ending June 30, 2021 through June 30, 2025.
A one percentage point change in assumed health care cost trend rates would not have a material effect on the benefit cost or benefit obligation.

Other - The Company has established nonqualified deferred compensation programs, which permit officers, directors and certain management employees annually to elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred, Company matching contributions and earnings on the deferrals. During 2016, 2015 and 2014, the Company recorded (income) expense relating to deferred compensation of $(2,917), $5,676 and $24,549, respectively.
The Company has invested in corporate-owned life insurance policies to assist in meeting the obligation under these programs. The policies are held in a rabbi trust and are recorded as assets of the Company.

11.	Equity
Changes in accumulated other comprehensive (loss) in shareholders' equity by component:

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance June 30, 2014	$124,392	$(947,890)	$(823,498)
Other comprehensive (loss) before reclassifications	(769,431)	(253,206)	(1,022,637)
Amounts reclassified from accumulated other comprehensive (loss)	4,021	103,496	107,517
Balance June 30, 2015	$(641,018)	$(1,097,600)	$(1,738,618)
Other comprehensive (loss) before reclassifications	(202,444)	(400,053)	(602,497)
Amounts reclassified from accumulated other comprehensive (loss)	(659)	114,009	113,350
Balance June 30, 2016	$(844,121)	$(1,383,644)	$(2,227,765)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity during 2016:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(7,366)	See Note 10
Recognized actuarial loss	(171,337)	See Note 10
Total before tax	(178,703)
Tax benefit	64,694	Income taxes
Net of tax	$(114,009)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity during 2015:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(9,333)	See Note 10
Recognized actuarial loss	(153,770)	See Note 10
Total before tax	(163,103)
Tax benefit	59,607	Income taxes
Net of tax	$(103,496)

Share Repurchases - The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized to repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a year. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. The number of common shares repurchased at the average purchase price follows:

	2016	2015	2014
Shares repurchased	5,121,051	11,091,759	1,741,143
Average price per share	$108.87	$125.64	$114.87

12.	Stock Incentive Plans
The Company's 2009 Omnibus Stock Incentive Plan provides for the granting of share-based incentive awards in the form of nonqualified stock options, stock appreciation rights (SARs), restricted stock units (RSUs) and restricted and unrestricted stock to officers and key employees of the Company. The aggregate number of shares authorized for issuance under the 2009 Omnibus Stock Incentive Plan is 14.7 million. At June 30, 2016, 3.4 million common shares were reserved for issuance in connection with stock incentive plans.
The Company satisfies share-based incentive award obligations by issuing shares of common stock out of treasury, which have been repurchased pursuant to the Company's share repurchase program described in Note 11, or through the issuance of previously unissued common stock.
Stock Options/SARs - Stock options allow the participant to purchase shares of common stock at a price not less than 100 percent of the fair market value of the stock on the date of grant. Upon exercise, SARs entitle the participant to receive shares of common stock equal to the increase in value of the award between the grant date and the exercise date. Stock options and SARs are exercisable from one to three years after the date of grant and expire no more than 10 years after grant.
The fair value of each stock option and SAR award granted in 2016, 2015 and 2014 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2016	2015	2014
Risk-free interest rate	1.9%	2.0%	1.55%
Expected life of award	5.4 yrs	5.4 yrs	5.1 yrs
Expected dividend yield of stock	1.9%	1.8%	1.9%
Expected volatility of stock	28.7%	32.3%	39.1%
Weighted-average fair value	$26.88	$30.50	$32.57

The risk-free interest rate was based on U.S. Treasury yields with a term similar to the expected life of the award. The expected life of the award was derived by referring to actual exercise and post-vesting employment termination experience. The expected dividend yield was based on the Company's historical dividend rate and stock price over a period similar to the expected life of the award. The expected volatility of stock was derived by referring to changes in the Company's historical common stock prices over a time-frame similar to the expected life of the award.
Stock option and SAR activity during 2016 is as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding June 30, 2015	8,134,206	$79.84
Granted	968,445	113.23
Exercised	(945,191)	67.65
Canceled	(101,012)	108.32
Outstanding June 30, 2016	8,056,448	$84.93	5.3 years	$199.2
Exercisable June 30, 2016	6,018,552	$75.80	4.3 years	$198.4

A summary of the status and changes of shares subject to stock option and SAR awards and the related average price per share follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2015	2,310,089	$30.71
Granted	968,445	26.88
Vested	(1,164,552)	29.80
Canceled	(76,086)	29.31
Nonvested June 30, 2016	2,037,896	$29.46

At June 30, 2016, $15,844 of expense with respect to nonvested stock option and SAR awards has yet to be recognized and will be amortized into expense over a weighted-average period of approximately 18 months. The total fair value of shares vested during 2016, 2015 and 2014 was $34,706, $34,064 and $42,363, respectively.
Information related to stock option and SAR awards exercised during 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Net cash proceeds	$126	$3,355	$8,013
Intrinsic value	40,612	72,140	155,903
Income tax benefit	7,188	17,355	37,993

During 2016, 2015 and 2014, the Company recognized stock-based compensation expense of $28,129, $34,617 and $49,998, respectively, relating to stock option and SAR awards. The Company derives a tax deduction measured by the excess of the market value over the grant price at the date stock-based awards are exercised. The related tax benefit is credited to additional capital as the Company is currently in a windfall tax benefit position.
Shares surrendered upon exercise of stock options and SARs: 2016 - 158,808; 2015 - 243,799; 2014 - 775,163.

RSUs - RSUs constitute an agreement to deliver shares of common stock to the participant at the end of a vesting period. Generally, the RSUs vest and the underlying stock is issued ratably over a three-year graded vesting period. Unvested RSUs may not be transferred and do not have dividend or voting rights. For each unvested RSU, recipients are entitled to receive a dividend equivalent, payable in cash or common shares, equal to the cash dividend per share paid to common shareholders.
The fair value of each RSU award granted in 2016, 2015 and 2014 was based on the fair market value of the Company's common stock on the date of grant. A summary of the status and changes of shares subject to RSU awards and the related average price per share follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2015	449,288	$105.63
Granted	180,487	113.19
Vested	(210,777)	100.45
Canceled	(44,830)	108.68
Nonvested June 30, 2016	374,168	$111.82

During 2016, 2015 and 2014, the Company recognized stock-based compensation expense of $21,190, $22,547 and $21,475 respectively, relating to RSU awards. At June 30, 2016, $14,714 of expense with respect to nonvested RSU awards has yet to be recognized and will be amortized into expense over a weighted-average period of approximately 17 months. The total fair value of RSU awards vested during 2016, 2015 and 2014 was $21,173, $18,953 and $18,007, respectively. The Company recognized a tax benefit of $870, $704 and $2,509 relating to the issuance of common stock for RSU awards that vested during 2016, 2015 and 2014, respectively.

In 2016, 14,404 RSU awards, with a one-year vesting period, were granted to certain non-employee members of the Board of Directors. In 2016, the Company recognized $824 of expense with respect to these awards.
LTIP - The Company's Long Term Incentive Plans (LTIP) provide for the issuance of unrestricted stock to certain officers and key employees based on the attainment of certain goals relating to the Company's revenue growth, earnings per share growth and return on invested capital during the three-year performance period. No dividends or dividend equivalents are paid on unearned shares.

Stock issued for LTIP	2016	2015	2014
LTIP three-year plan	2013-14-15	2012-13-14	2011-12-13
Number of shares issued	175,291	185,063	298,813
Average share value on date of issuance	$113.91	$119.06	$126.17
Total value	$19,967	$22,034	$37,701

Under the Company's 2014-15-16 LTIP, a payout of unrestricted stock will be issued in April 2017.
The fair value of each LTIP award granted in 2016, 2015 and 2014 was based on the fair market value of the Company's common stock on the date of grant. A summary of the status and changes of shares relating to the LTIP and the related average price per share follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2015	876,171	$109.27
Granted	262,032	88.63
Vested	(298,105)	93.05
Canceled	(26,336)	115.60
Nonvested June 30, 2016	813,762	$108.37

During 2016, 2015 and 2014, the Company recorded stock-based compensation expense of $21,150, $38,929 and $31,688, respectively, relating to the LTIP. During 2016, 2015 and 2014, the Company recognized a tax benefit (cost) of $3,119, $5,373 and $(6,983), respectively, relating to the LTIP.
Shares surrendered in connection with the LTIP: 2016 - 78,173; 2015 - 42,394; 2014 - 140,406.
Restricted Shares - In 2015 and 2014, 12,716 and 12,353 restricted shares, respectively, were issued to non-employee members of the Board of Directors. Transferability of the restricted shares is restricted for one to three years following issuance, and they vest ratably, on an annual basis, over the term of office of the director. The fair value of the restricted shares was based on the fair market value of the Company's common stock on the date of grant. During 2016, 2015 and 2014 the Company recognized expense of $468, $1,401 and $1,304, respectively, related to the restricted shares. During 2016, 2015 and 2014, the Company recognized a tax (cost) benefit of $(32), $(3) and $212, respectively, related to the restricted shares.

13.	Shareholders' Protection Rights Agreement
On January 25, 2007, the Board of Directors of the Company declared a dividend of one Shareholders' Right for each common share outstanding on February 17, 2007 in relation to the Company's Shareholders Protection Rights Agreement. As of June 30, 2016, 134,012,232 common shares were reserved for issuance under this Agreement. Under certain conditions involving acquisition of, or an offer for, 15 percent or more of the Company's common shares, all holders of Shareholders' Rights would be entitled to purchase one common share at an exercise price currently set at $160. In addition, in certain circumstances, all holders of Shareholders' Rights (other than the acquiring entity) would be entitled to purchase a number of common shares equal to twice the exercise price, or at the option of the Board of Directors, to exchange each Shareholders' Right for one common share. The Shareholders' Rights remain in existence until February 17, 2017, unless extended by the Board of Directors or earlier redeemed (at one cent per Shareholders' Right), exercised or exchanged under the terms of the agreement. In the event of an unfriendly business combination attempt, the Shareholders' Rights will cause substantial dilution to the person attempting the business combination. The Shareholders' Rights should not interfere with any merger or other business combination that is in the best interest of the Company and its shareholders since the Shareholders' Rights may be redeemed.

14.	Research and Development
Research and development costs amounted to $359,796 in 2016, $403,085 in 2015 and $410,132 in 2014. These amounts include both costs incurred by the Company related to independent research and development initiatives as well as costs incurred in connection with research and development contracts. Costs incurred in connection with research and development contracts amounted to $57,999 in 2016, $57,799 in 2015 and $55,916 in 2014. These costs are included in the total research and development cost for each of the respective years.

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
Marketable securities and other investments include deposits, which are recorded at cost, and investments classified as available-for-sale, which are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive (loss). Gross unrealized gains and losses were not material as of June 30, 2016 and 2015. Substantially all of the available-for-sale investments in an unrealized loss position have been in that position for less than 12 months. There were no facts or circumstances that indicated the unrealized losses were other than temporary.
The contractual maturities of available-for-sale investments at June 30, 2016 and 2015 are as follows:

	June 30, 2016		June 30, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$29,960	$29,990	$13,561	$13,555
One to three years	144,100	144,625	188,539	188,057
Over three years	34,276	34,275	15,673	15,587
Actual maturities of available-for-sale investments may differ from their contractual maturities as the Company has the ability to liquidate the available-for-sale investments after giving appropriate notice to the issuer.
The carrying value of long-term debt and estimated fair value of long-term debt at June 30 are as follows:

	2016	2015
Carrying value of long-term debt	$2,733,140	$2,947,102
Estimated fair value of long-term debt	3,133,989	3,107,735
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
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.

The location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	2016	2015
Net investment hedges
Cross-currency swap contracts	Other assets	$24,771	$17,994
Cash flow hedges
Costless collar contracts	Non-trade and notes receivable	—	5,627
Costless collar contracts	Other accrued liabilities	8,368	1,970

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
Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income during 2016, 2015 and 2014 were not material.

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	2016	2015
Cross-currency swap contracts	$6,869	$39,406
Foreign denominated debt	(8,180)	37,871

There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor were any portion of these financial instruments excluded from the effectiveness testing, during 2016, 2015 and 2014.
A summary of financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2016 and 2015 are as follows:

	June 30, 2016	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$1,296	$1,296	$—	$—
Government bonds	15,764	15,764	—	—
Corporate bonds	184,380	184,380	—	—
Asset-backed and mortgage-backed securities	8,746	—	8,746	—
Derivatives	25,303	—	25,303	—
Investments measured at net asset value	361,770
Liabilities:
Derivatives	13,028	—	13,028	—

	June 30, 2015	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Government bonds	$60,512	$60,512	$—	$—
Corporate bonds	145,717	145,717	—	—
Asset-backed and mortgage-backed securities	10,970	—	10,970	—
Derivatives	23,598	—	23,598	—
Investments measured at net asset value	187,534
Liabilities:
Derivatives	1,970	—	1,970	—
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
Investments measured at net asset value primarily consist of investments in fixed income mutual funds, which are measured at fair value using the net asset value per share practical expedient. These investments have not been categorized in the fair value hierarchy and are presented in the table above is to permit reconciliation of the fair value hierarchy to the Consolidated Balance Sheet. The Company has the ability to liquidate these investments after giving appropriate notice to the issuer.
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
The Company is involved in various litigation matters arising in the normal course of business, including proceedings based on product liability claims, workers' compensation claims and alleged violations of various environmental laws. The Company is self-insured in the United States for health care, workers' compensation, general liability and product liability up to predetermined amounts, above which third party insurance applies. Management regularly reviews the probable outcome of these proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and the established accruals for liabilities. While the outcome of pending proceedings cannot be predicted with certainty, management believes that any liabilities that may result from these proceedings will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.
Environmental - The Company is currently responsible for environmental remediation at various manufacturing facilities presently or formerly operated by the Company and has been named as a “potentially responsible party,” along with other companies, at off-site waste disposal facilities and regional sites.

As of June 30, 2016, the Company had an accrual of $15,152 for environmental matters, which are probable and reasonably estimable. The accrual is recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company's liability in proportion to other responsible parties.
The Company's estimated total liability for environmental matters ranges from a minimum of $15.2 million to a maximum of $80.6 million. The largest range for any one site is approximately $7.6 million. The actual costs to be incurred by the Company will be dependent on final determination of contamination and required remedial action, negotiations with governmental authorities with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies, effectiveness of remedial technologies employed, the ability of other responsible parties to pay, and any insurance or other third-party recoveries.

17.	Quarterly Information (Unaudited)

2016	1st	2nd	3rd	4th	Total
Net sales	$2,869,348	$2,705,590	$2,828,665	$2,957,150	$11,360,753
Gross profit	668,444	564,966	619,264	684,695	2,537,369
Net income attributable to common shareholders	194,978	182,982	187,084	241,796	806,840
Diluted earnings per share	1.41	1.33	1.37	1.77	5.89

2015	1st	2nd	3rd	4th	Total
Net sales	$3,269,932	$3,134,993	$3,162,311	$3,144,508	$12,711,744
Gross profit	810,067	733,409	789,295	723,728	3,056,499
Net income attributable to common shareholders	280,089	267,252	285,345	179,454	1,012,140
Diluted earnings per share	1.85	1.80	2.02	1.27	6.97

Earnings per share amounts are computed independently for each of the quarters presented, therefore, the sum of the quarterly earnings per share amounts may not equal the total computed for the year.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

ITEM 9A. Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective.
There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management's Report On Internal Control Over Financial Reporting
Our management, including the principal executive officer and the principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). We assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, we used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013).” We concluded that based on our assessment, the Company's internal control over financial reporting was effective as of June 30, 2016.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of June 30, 2016, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B. Other Information. None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance. Information required with respect to the Directors of the Company is set forth under the caption "Item I – Election of Directors" in the definitive Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders, to be held October 26, 2016 (the "2016 Proxy Statement"), and is incorporated herein by reference. Information with respect to the executive officers of the Company is included in Part I, Item 1C of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2016 Proxy Statement is incorporated herein by reference.
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
The information set forth under the captions "The Audit Committee" and "Report of the Audit Committee" in the 2016 Proxy Statement is incorporated herein by reference.

ITEM 11. Executive Compensation. The information set forth under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," and "Compensation Tables" in the 2016 Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information set forth under the captions "Principal Shareholders" and "Equity Compensation Plan Information" in the 2016 Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence. The information set forth under the captions "Review and Approval of Transactions with Related Persons" and "Director Independence" in the 2016 Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services. The information set forth under the captions "Audit Fees," "Audit-Related Fees," "Tax Fees," "All Other Fees" and "Audit Committee Pre-Approval Policies and Procedures" in the 2016 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

a. The following are filed as part of this report:

Page Number in Form 10-K
1. Financial Statements
Consolidated Statement of Income	29
Consolidated Statement of Comprehensive Income	30
Business Segment Information	31
Consolidated Balance Sheet	33
Consolidated Statement of Cash Flows	34
Consolidated Statement of Equity	35
Notes to Consolidated Financial Statements	36

2. Schedule
II - Valuation and Qualifying Accounts	65

3. Exhibits

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

August 26, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Signature and Title
THOMAS L. WILLIAMS, Chairman of the Board of Directors and Principal Executive Officer; CATHERINE A. SUEVER, Principal Accounting Officer; LEE C. BANKS, Director; ROBERT G. BOHN, Director; LINDA S. HARTY, Director; ROBERT J. KOHLHEPP, Director; KEVIN A. LOBO, Director; KLAUS-PETER MÜLLER, Director; CANDY M. OBOURN, Director; JOSEPH SCAMINACE, Director; WOLFGANG R. SCHMITT, Director; ÅKE SVENSSON, Director; JAMES R. VERRIER, Director; JAMES L. WAINSCOTT, Director; and DONALD E. WASHKEWICZ, Director.
Date: August 26, 2016

/s/ Jon P. Marten
Jon P. Marten, Executive Vice President – Finance & Administration and Chief Financial Officer (Principal Financial Officer and Attorney-in-Fact)

PARKER-HANNIFIN CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED June 30, 2014, 2015 and 2016
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning Of Period	Additions Charged to Costs and Expenses	Other (Deductions)/ Additions (A)	Balance At End Of Period
Allowance for doubtful accounts:
Year ended June 30, 2014	$14,824	$9,649	$(8,433)	$16,040
Year ended June 30, 2015	$16,040	$2,685	$(9,441)	$9,284
Year ended June 30, 2016	$9,284	$1,419	$(2,693)	$8,010
Deferred tax asset valuation allowance:
Year ended June 30, 2014	$273,413	$74,032	$1,392	$348,837
Year ended June 30, 2015	$348,837	$(18,831)	$—	$330,006
Year ended June 30, 2016	$330,006	$2,702	$—	$332,708

(A)
For allowance for doubtful accounts, net balance is comprised of deductions due to uncollectible accounts charged off, additions due to acquisitions or recoveries, and currency translation adjustments. For deferred tax asset valuation allowance, the balance primarily represents adjustments due to acquisitions.

Exhibit Index

Exhibit No.	Description of Exhibit
Articles of Incorporation and By-Laws:

(3)(a)	Amended Articles of Incorporation.*

(3)(b)	Code of Regulations, as amended, incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2007 (Commission File No. 1-4982).

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

The Registrant is a party to other instruments, copies of which will be furnished to the Commission upon request, defining the rights of holders of its long-term debt identified in Note 9 of the Notes to Consolidated Financial Statements included within Part II, Item 8 of this Annual Report on From 10-K.

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

(10)(c)	Form of Parker-Hannifin Corporation Change in Control Severance Agreement for executive officers elected after September 1, 2015 at or above Grade 29.*

(10)(d)	Form of Parker-Hannifin Corporation Change in Control Severance Agreement for executive officers elected after September 1, 2015 below Grade 29.*

(10)(e)
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

(10)(g)
Description of the Parker-Hannifin Corporation Officer Life Insurance Plan incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 1-4982).

(10)(h)
Parker-Hannifin Corporation Amended and Restated Supplemental Executive Retirement Benefits Program, effective July 1, 2014, incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2016 (Commission File No. 1-4982).

(10)(i)
Parker-Hannifin Corporation Amended and Restated Defined Contribution Supplemental Executive Retirement Program, effective January 22, 2015, incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2015 (Commission File No. 1-4982).

(10)(j)	Summary of the Parker-Hannifin Corporation Executive Disability Insurance Plan.*

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

(10)(n)
Parker-Hannifin Corporation 2015 Performance Bonus Plan incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Commission on September 28, 2015 (Commission File No. 1-4982).

(10)(o)
Form of 2007 Notice of Grant of Stock Options with Tandem Stock Appreciation Rights for executive officers incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed with the Commission on August 22, 2006 (Commission File No. 1-4982).

(10)(p)
Form of 2008 Notice of Grant of Stock Options with Tandem Stock Appreciation Rights for executive officers incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K/A filed with the Commission on September 5, 2007 (Commission File No. 1-4982).

(10)(q)
Form of 2009 Notice of Stock Options Award with Tandem Stock Appreciation Rights for executive officers incorporated by reference to Exhibit 10(d) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(r)
Form of 2010 Notice of Stock Options with Tandem Stock Appreciation Rights for executive officers incorporated by reference to Exhibit 10(d) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No. 1-4982).

(10)(s)
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

(10)(u)
Form of Parker-Hannifin Corporation Stock Appreciation Rights Award Agreement for executive officers incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2011 (Commission File No. 1-4982).

(10)(v)
Parker-Hannifin Corporation Stock Appreciation Rights Terms and Conditions for executive officers incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2011(Commission File No. 1-4982).

(10)(w)
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

(10)(y)
Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2013 (Commission File No. 1-4982).

(10)(z)
Form of Parker-Hannifin Corporation Long-Term Incentive Performance Award Under the Performance Bonus Plan incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on February 1, 2011 (Commission File No. 1-4982).

(10)(aa)	Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan, as amended and restated, effective January 20, 2016.*

(10)(bb)	Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan, as amended and restated.*

(10)(cc)
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

(10)(ee)
Parker-Hannifin Corporation Profitable Growth Incentive Plan incorporated by reference to Exhibit 10(c) to the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2014 (Commission File No. 1-4982).

(10)(ff)
Form of Notice of RONA Bonus Award Under the Parker-Hannifin Corporation Performance Bonus Plan incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No. 1-4982).

(10)(gg)
Parker-Hannifin Corporation RONA Plan Subject to Performance Bonus Plan incorporated by reference to Exhibit 10(f) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).

(10)(hh)
Parker-Hannifin Corporation Summary of RONA Bonus Awards in Lieu of Certain Executive Perquisites incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(ii)
Parker-Hannifin Corporation Amended and Restated Savings Restoration Plan, as of September 1, 2004, incorporated by reference to Exhibit 10(t) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).

(10)(jj)
Parker-Hannifin Corporation Amended and Restated Savings Restoration Plan, effective January 22, 2015, incorporated by reference to Exhibit 10(d) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2015 (Commission File No. 1-4982).

(10)(kk)	Parker-Hannifin Corporation Amended and Restated Savings Restoration Plan, effective July 1, 2016.*

(10)(ll)
Parker-Hannifin Corporation Amended and Restated Pension Restoration Plan, effective January 22, 2015, incorporated by reference to Exhibit 10(e) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2015 (Commission File No. 1-4982).

(10)(mm)	Parker-Hannifin Corporation Amended and Restated Pension Restoration Plan, effective July 1, 2016.*

(10)(nn)
Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan, as of September 1, 2004, incorporated by reference to Exhibit 10(v) to the Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).

(10)(oo)
Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan, effective January 22, 2015, incorporated by reference to Exhibit 10(f) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2015 (Commission File No. 1-4982).

(10)(pp)	Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan, effective September 2, 2015.*

(10)(qq)
Parker-Hannifin Corporation Global Employee Stock Purchase Plan incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on September 22, 2014 (Commission File No. 1-4982).

(10)(rr)	Parker-Hannifin Corporation Claw-back Policy incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed with the Commission on August 18, 2009 (Commission File No. 1-4982).

(10)(ss)
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

(10)(vv)
Form of Parker-Hannifin Corporation Non-Employee Directors' Restricted Stock Unit Award Agreement incorporated by reference to Exhibit 10(g) to the Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2015 (Commission File No. 1-4982).

(10)(ww)
Parker-Hannifin Corporation Non-Employee Directors' Restricted Stock Unit Award Terms and Conditions incorporated by reference to Exhibit 10(h) to the Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2015 (Commission File No. 1-4982).

(10)(xx)
Amended and Restated Deferred Compensation Plan for Directors of Parker-Hannifin Corporation, effective January 22, 2015, incorporated by reference to Exhibit 10(i) to the Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2015 (Commission File No. 1-4982).

(10)(yy)
Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 22, 2014, incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2014 (Commission File No. 1-4982).

(12)	Computation of Ratio of Earnings to Fixed Charges as of June 30, 2016.*

(21)	List of subsidiaries of the Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)	Power of Attorney.*

(31)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(31)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended June 30, 2016, 2015 and 2014, (ii) Consolidated Statement of Comprehensive Income for the years ended June 30, 2016, 2015 and 2014, (iii) Consolidated Balance Sheet at June 30, 2016 and 2015, (iv) Consolidated Statement of Cash Flows for the years ended June 30, 2016, 2015 and 2014, (v) Consolidated Statement of Equity for the years ended June 30, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Shareholders may request a copy of any of the exhibits to this Annual Report on Form 10-K by writing to the Secretary, Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141.