Form 10-Q
period 2016-09-30
PARKER HANNIFIN CORP
filed 2016-11-01
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding at September 30, 2016           133,398,476

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2016	2015
Net sales	$2,743,131	$2,869,348
Cost of sales	2,106,006	2,200,904
Gross profit	637,125	668,444
Selling, general and administrative expenses	322,969	370,214
Interest expense	34,148	35,760
Other (income), net	(12,237)	(13,179)
Income before income taxes	292,245	275,649
Income taxes	82,007	80,623
Net income	210,238	195,026
Less: Noncontrolling interest in subsidiaries' earnings	109	48
Net income attributable to common shareholders	$210,129	$194,978

Earnings per share attributable to common shareholders:
Basic	$1.57	$1.42
Diluted	$1.55	$1.41

Cash dividends per common share	$0.63	$0.63
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2016	2015
Net income	$210,238	$195,026
Less: Noncontrolling interests in subsidiaries' earnings	109	48
Net income attributable to common shareholders	210,129	194,978

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment and other	8,180	(112,180)
Retirement benefits plan activity	34,162	28,896
Other comprehensive income (loss)	42,342	(83,284)
Less: Other comprehensive income (loss) for noncontrolling interests	49	(97)
Other comprehensive income (loss) attributable to common shareholders	42,293	(83,187)
Total comprehensive income attributable to common shareholders	$252,422	$111,791
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	(Unaudited)
	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,393,850	$1,221,653
Marketable securities and other investments	746,708	882,342
Trade accounts receivable, net	1,498,384	1,593,920
Non-trade and notes receivable	250,520	232,183
Inventories	1,247,972	1,173,329
Prepaid expenses	144,444	104,360
Total current assets	5,281,878	5,207,787
Plant and equipment	4,761,786	4,737,141
Less: Accumulated depreciation	3,198,853	3,169,041
	1,562,933	1,568,100
Deferred income taxes	495,708	605,155
Other assets	817,691	827,492
Intangible assets, net	901,939	922,571
Goodwill	2,910,765	2,903,037
Total assets	$11,970,914	$12,034,142
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$595,956	$361,787
Accounts payable, trade	1,017,905	1,034,589
Accrued payrolls and other compensation	281,465	382,945
Accrued domestic and foreign taxes	113,528	127,597
Other accrued liabilities	485,384	458,970
Total current liabilities	2,494,238	2,365,888
Long-term debt	2,653,008	2,652,457
Pensions and other postretirement benefits	1,806,366	2,076,143
Deferred income taxes	55,079	54,395
Other liabilities	311,634	306,581
Total liabilities	7,320,325	7,455,464
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at September 30 and June 30	90,523	90,523
Additional capital	618,335	628,451
Retained earnings	10,427,245	10,302,866
Accumulated other comprehensive (loss)	(2,185,472)	(2,227,765)
Treasury shares, at cost; 47,647,652 shares at September 30 and 47,033,896 shares at June 30	(4,303,350)	(4,218,820)
Total shareholders’ equity	4,647,281	4,575,255
Noncontrolling interests	3,308	3,423
Total equity	4,650,589	4,578,678
Total liabilities and equity	$11,970,914	$12,034,142
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$210,238	$195,026
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	46,997	48,534
Amortization	28,336	29,688
Share incentive plan compensation	35,818	35,381
Deferred income taxes	90,696	2,970
Foreign currency transaction loss (gain)	5,004	(5,254)
Gain on sale of plant and equipment	(681)	(1,071)
Gain on sale of marketable securities	(167)	(54)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	145,657	66,355
Inventories	(64,752)	(25,696)
Prepaid expenses	(40,108)	44,517
Other assets	3,918	18,301
Accounts payable, trade	(21,215)	(75,822)
Accrued payrolls and other compensation	(102,994)	(113,071)
Accrued domestic and foreign taxes	(15,128)	(5,784)
Other accrued liabilities	5,079	(1,275)
Pensions and other postretirement benefits	(216,243)	(167,457)
Other liabilities	3,477	(25,349)
Net cash provided by operating activities	113,932	19,939
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash of $1,760 in 2016 and $3,814 in 2015)	(29,927)	(67,552)
Capital expenditures	(32,526)	(38,681)
Proceeds from sale of plant and equipment	4,498	3,847
Purchases of marketable securities and other investments	(189,654)	(430,533)
Maturities of marketable securities and other investments	291,372	371,766
Other	1,450	(40,273)
Net cash provided by (used in) investing activities	45,213	(201,426)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	788	56
Payments for common shares	(132,526)	(319,491)
Proceeds from notes payable, net	233,070	406,799
Proceeds from long-term borrowings	—	395
Payments for long-term borrowings	(1,122)	(2,407)
Dividends	(84,749)	(85,987)
Net cash provided by (used in) financing activities	15,461	(635)
Effect of exchange rate changes on cash	(2,409)	(24,194)
Net increase (decrease) in cash and cash equivalents	172,197	(206,316)
Cash and cash equivalents at beginning of year	1,221,653	1,180,584
Cash and cash equivalents at end of period	$1,393,850	$974,268
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

	Three Months Ended
	September 30,
	2016	2015
Net sales
Diversified Industrial:
North America	$1,166,971	$1,286,330
International	1,014,923	1,038,447
Aerospace Systems	561,237	544,571
Total net sales	$2,743,131	$2,869,348
Segment operating income
Diversified Industrial:
North America	$200,611	$212,748
International	137,196	129,295
Aerospace Systems	73,281	74,003
Total segment operating income	411,088	416,046
Corporate general and administrative expenses	31,034	53,051
Income before interest expense and other expense	380,054	362,995
Interest expense	34,148	35,760
Other expense	53,661	51,586
Income before income taxes	$292,245	$275,649

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2016, the results of operations for the three months ended September 30, 2016 and 2015 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2016 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. No subsequent events have occurred that required adjustment to these financial statements.

2. New Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides specific guidance on several cash flow classification issues to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2017. Early adoption is permitted. The Company has not yet determined the effect that ASU 2016-15 will have on its financial statements.
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. ASU 2016-13 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2019. Early adoption is permitted. The Company has not yet determined the effect that ASU 2016-13 will have on its financial statements.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." Under ASU 2016-09, all excess tax benefits and deficiencies arising from employee share-based payment awards, and dividends on those awards, will be recognized in the income statement during the period in which they occur. ASU 2016-09 allows companies to make an accounting policy election to estimate forfeitures, as required today, or record them when they occur and allows companies to withhold an amount up to the maximum statutory tax rate without causing the award to be classified as a liability. Within the statement of cash flows, ASU 2016-09 requires excess tax benefits to be classified as an operating activity and cash payments to tax authorities in connection with shares withheld to be classified as a financing activity. The Company adopted ASU 2016-09 in the first quarter of fiscal 2017. During the first quarter of fiscal 2017, the Company applied the recognition of the excess tax benefits and deficiencies requirement on a prospective basis and recognized a discrete income tax benefit of $9,502, which was recorded as a reduction to income tax expense. Prior to the adoption of ASU 2016-09, this excess tax benefit was recorded as an increase to additional capital. The cash flow classification requirements of ASU 2016-09 were applied retrospectively. As a result, for the three months ended September 30, 2015 cash flows from operating activities was increased by $14,971 and cash flows from financing activities was decreased by $14,971. The Company elected to continue to estimate forfeitures expected to occur rather than electing to account for forfeitures as they occur. The other provisions of ASU 2016-09 related to accounting for income taxes and minimum statutory share withholding tax requirements had no impact on the Company's financial statements.
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

2. New Accounting Pronouncements, cont'd
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
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in the ASU. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. During the first quarter of fiscal 2017, the Company retrospectively adopted ASU 2015-03 and has revised the following captions within the Consolidated Balance Sheet at June 30, 2016:

	As Previously Reported	Revised
Other assets	850,088	827,492
Notes payable and long-term debt payable within one year	361,840	361,787
Long-term debt	2,675,000	2,652,457

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

3. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2016 and 2015.

	Three Months Ended
	September 30,
	2016	2015
Numerator:
Net income attributable to common shareholders	$210,129	$194,978
Denominator:
Basic - weighted average common shares	133,679,378	136,844,504
Increase in weighted average common shares from dilutive effect of equity-based awards	2,146,280	1,730,404
Diluted - weighted average common shares, assuming exercise of equity-based awards	135,825,658	138,574,908
Basic earnings per share	$1.57	$1.42
Diluted earnings per share	$1.55	$1.41
For the three months ended September 30, 2016 and 2015, 2,328,216 and 2,350,730 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
4. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury stock. During the three-month period ended September 30, 2016, the Company repurchased 949,744 shares at an average price, including commissions, of $120.76 per share.

5. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor. Allowance for doubtful accounts was $6,793 and $8,010 at September 30, 2016 and June 30, 2016, respectively.

6. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2016	June 30, 2016
Notes receivable	$90,284	$102,400
Reverse repurchase agreements	50,000	—
Accounts receivable, other	110,236	129,783
Total	$250,520	$232,183
Reverse repurchase agreements are collateralized lending arrangements and have a maturity longer than three months from the date of purchase. The Company does not record an asset or liability for the collateral associated with the reverse repurchase agreements.

7. Inventories

The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2016	June 30, 2016
Finished products	$481,618	$458,657
Work in process	686,063	639,907
Raw materials	80,291	74,765
Total	$1,247,972	$1,173,329

8. Business realignment charges
The Company incurred business realignment charges in fiscal 2017 and fiscal 2016.
Business realignment charges presented in the Business Segment Information are as follows:

	Three Months Ended
	September 30,
	2016	2015
Diversified Industrial	$10,745	$20,043
Aerospace Systems	—	1,745
Other expense	—	116
Work force reductions in connection with such business realignment charges in the Business Segment Information are as follows:

	Three Months Ended
	September 30,
	2016	2015
Diversified Industrial	173	1,164
Aerospace Systems	—	57
The charges primarily consist of severance costs related to actions taken under the Company's Simplification initiative aimed at reducing organizational and process complexity, as well as plant closures, with the majority of the charges incurred in Europe. The Company believes the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended
	September 30,
	2016	2015
Cost of sales	$8,020	$14,673
Selling, general and administrative expenses	2,725	7,115
Other (income), net	—	116
As of September 30, 2016, approximately $3 million in severance payments had been made relating to charges incurred during fiscal 2017, the remainder of which are expected to be paid by September 30, 2017. Severance payments relating to prior-year actions are being made as required. Remaining severance payments related to current-year and prior-year actions of approximately $35 million are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the realignment actions described above, the timing and amount of which are not known at this time.

9. Equity

Changes in equity for the three months ended September 30, 2016 and 2015 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2016	$4,575,255	$3,423	$4,578,678
Net income	210,129	109	210,238
Other comprehensive income	42,293	49	42,342
Dividends paid	(84,476)	(273)	(84,749)
Stock incentive plan activity	18,772	—	18,772
Shares purchased at cost	(114,692)	—	(114,692)
Balance at September 30, 2016	$4,647,281	$3,308	$4,650,589

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2015	$5,104,287	$3,282	$5,107,569
Net income	194,978	48	195,026
Other comprehensive (loss)	(83,187)	(97)	(83,284)
Dividends paid	(85,987)	—	(85,987)
Stock incentive plan activity	31,427	—	31,427
Shares purchased at cost	(310,000)	—	(310,000)
Balance at September 30, 2015	$4,851,518	$3,233	$4,854,751

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the three months ended September 30, 2016 and 2015 are as follows:

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2016	$(844,121)	$(1,383,644)	$(2,227,765)
Other comprehensive income before reclassifications	8,298	—	8,298
Amounts reclassified from accumulated other comprehensive (loss)	(167)	34,162	33,995
Balance at September 30, 2016	$(835,990)	$(1,349,482)	$(2,185,472)

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2015	$(641,018)	$(1,097,600)	$(1,738,618)
Other comprehensive (loss) before reclassifications	(112,077)	—	(112,077)
Amounts reclassified from accumulated other comprehensive (loss)	(6)	28,896	28,890
Balance at September 30, 2015	$(753,101)	$(1,068,704)	$(1,821,805)

9. Equity, cont'd

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three months ended September 30, 2016 and 2015 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2016
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,750)	See Note 11
Recognized actuarial loss	(51,660)	See Note 11
Total before tax	(53,410)
Tax benefit	19,248	Income taxes
Net of tax	$(34,162)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2015
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(2,043)	See Note 11
Recognized actuarial loss	(43,247)	See Note 11
Total before tax	(45,290)
Tax benefit	16,394	Income taxes
Net of tax	$(28,896)

10. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the three months ended September 30, 2016 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2016	$2,804,403	$98,634	$2,903,037
Acquisitions	7,202	—	7,202
Foreign currency translation and other	523	3	526
Balance at September 30, 2016	$2,812,128	$98,637	$2,910,765
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

	September 30, 2016		June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$151,845	$99,007	$150,914	$95,961
Trademarks	340,429	183,227	340,805	179,156
Customer lists and other	1,366,705	674,806	1,362,521	656,552
Total	$1,858,979	$957,040	$1,854,240	$931,669
Total intangible amortization expense for the three months ended September 30, 2016 was $26,083. The estimated amortization expense for the five years ending June 30, 2017 through 2021 is $96,161, $92,189, $85,385, $78,582 and $70,549, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the three months ended September 30, 2016.

11. Retirement benefits
Net pension benefit cost recognized included the following components:

	Three Months Ended
	September 30,
	2016	2015
Service cost	$24,223	$24,113
Interest cost	31,496	46,071
Expected return on plan assets	(57,617)	(55,649)
Amortization of prior service cost	1,716	2,069
Amortization of net actuarial loss	51,427	42,969
Amortization of initial net obligation	5	4
Net pension benefit cost	$51,250	$59,577
During the three months ended September 30, 2016 and 2015, the Company recognized $1,116 and $1,087, respectively, in expense related to other postretirement benefits.
Beginning in fiscal 2017, the Company changed the method used to estimate the service and interest cost components of net periodic pension and other postretirement benefit costs. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant cash outflows. Previously, these costs were determined using a single-weighted average discount rate. The change does not affect the measurement of the Company's benefit obligations. The new method provides a more precise measure of service and interest costs by improving the correlation between projected benefit cash flows and the discrete spot yield curve rates and is accounted for as a change in estimate prospectively beginning the first quarter of fiscal 2017. As a result of the method change, net pension benefit cost for the current-year quarter is approximately $8 million lower than the prior-year quarter.
12. Income taxes
The Company and its subsidiaries file income tax returns in the United States and in various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is open to assessment of its federal income tax returns by the U.S. Internal Revenue Service for fiscal years after 2011, and its state and local returns for fiscal years after 2006. The Company is also open to assessment for foreign jurisdictions for fiscal years after 2007. Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements.

12. Income taxes, cont'd
As of September 30, 2016, the Company had gross unrecognized tax benefits of $141,471. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $82,416. If recognized, a significant portion of the gross unrecognized tax benefits would be offset against an asset currently recorded in the Consolidated Balance Sheet. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, is $13,409. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $100,000 as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.

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
Marketable securities and other investments include deposits, which are recorded at cost, and investments classified as available-for-sale, which are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive (loss). Gross unrealized gains and losses were not material as of September 30, 2016 and June 30, 2016. All of the available-for-sale investments in an unrealized loss position have been in that position for less than 12 months. There were no facts or circumstances that indicated the unrealized losses were other than temporary.
The contractual maturities of available-for-sale investments at September 30, 2016 and June 30, 2016 are as follows:

	September 30, 2016		June 30, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$15,993	$16,013	$29,960	$29,990
One to three years	152,602	153,095	144,100	144,625
Above three years	54,167	54,419	34,276	34,275
Actual maturities of available-for-sale investments may differ from their contractual maturities as the Company has the ability to liquidate the available-for-sale investments after giving appropriate notice to the issuer.
The carrying value of long-term debt and estimated fair value of long-term debt are as follows:

	September 30, 2016	June 30, 2016
Carrying value of long-term debt	$2,734,220	$2,733,140
Estimated fair value of long-term debt	3,112,093	3,133,989
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

13. Financial instruments, cont'd
The following summarizes the location and fair value of significant derivative financial instruments reported in the Consolidated Balance Sheet as of September 30, 2016 and June 30, 2016:

	Balance Sheet Caption	September 30, 2016	June 30, 2016
Net investment hedges
Cross-currency swap contracts	Other assets	$18,530	$24,771
Cash flow hedges
Costless collar contracts	Other accrued liabilities	6,361	8,368

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
Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income for the three months ended September 30, 2016 and 2015 were not material.

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended
	September 30,
	2016	2015
Cross-currency swap contracts	$(6,241)	$3,163
Foreign denominated debt	(673)	(1,134)
There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor was any portion of these financial instruments excluded from the effectiveness testing, during the three months ended September 30, 2016 and 2015.
A summary of financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2016 and June 30, 2016 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$2,292	$2,292	$—	$—
Government bonds	15,893	15,893	—	—
Corporate bonds	204,333	204,333	—	—
Asset-backed and mortgage-backed securities	3,300	—	3,300	—
Derivatives	18,333	—	18,333	—
Investments measured at net asset value	405,508
Liabilities:
Derivatives	11,174	—	11,174	—

13. Financial instruments, cont'd

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$1,296	$1,296	$—	$—
Government bonds	15,764	15,764	—	—
Corporate bonds	184,380	184,380	—	—
Asset-backed and mortgage-backed securities	8,746	—	8,746	—
Derivatives	25,303	—	25,303	—
Investments measured at net asset value	361,770
Liabilities:
Derivatives	13,028	—	13,028	—
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2015
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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	September 30, 2016	June 30, 2016
United States	51.5	53.2
Eurozone countries	52.6	52.8
China	50.1	48.6
Brazil	46.0	43.2
Global aircraft miles flown and revenue passenger miles have both increased approximately six percent from their comparable fiscal 2016 levels. The Company anticipates that U.S. Department of Defense spending with regard to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2017 will be approximately one percent higher than the comparable fiscal 2016 level.
Housing starts in September 2016 were approximately 12 percent lower than housing starts in both September 2015 and June 2016.
The Company remains focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company has been able to borrow funds at affordable interest rates and had a debt to debt-shareholders’ equity ratio of 41.3 percent at September 30, 2016 compared to 39.9 percent at June 30, 2016 and 40.9 percent at September 30, 2015.
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
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,
(dollars in millions)	2016	2015
Net sales	$2,743.1	$2,869.3
Gross profit	$637.1	$668.4
Gross profit margin	23.2%	23.3%
Selling, general and administrative expenses	$323.0	$370.2
Selling, general and administrative expenses, as a percent of sales	11.8%	12.9%
Interest expense	$34.1	$35.8
Other (income), net	$(12.2)	$(13.2)
Effective tax rate	28.1%	29.2%
Net income	$210.2	$195.0
Net income, as a percent of sales	7.7%	6.8%

Net sales for the current-year quarter decreased from the comparable prior-year period primarily due to lower sales in the Diversified Industrial Segment. The effect of currency rate changes decreased net sales by approximately $4 million in the current-year quarter, most of which was attributable to the Diversified Industrial North American businesses. Acquisitions made in the last 12 months contributed approximately $9 million in the current-year quarter .
Gross profit margin remained relatively unchanged from the prior-year quarter, as lower operating expenses resulting from the Company's Simplification initiative and prior-year restructuring activities, primarily experienced in the Diversified Industrial Segment, were offset by lower margins in the Aerospace Systems Segment. Foreign currency transaction gain (loss) (primarily relating to cash, marketable securities and other investments and intercompany transactions) included in cost of sales for the current-year quarter and prior-year quarter were $(5.0) million and $5.3 million, respectively. Pension cost included in cost of sales for the current-year quarter and prior-year quarter were $33.9 million and $41.2 million, respectively. Cost of sales for the current-year quarter and prior-year quarter also included business realignment charges of $8.0 million and $14.7 million, respectively.

Selling, general and administrative expenses decreased for the current-year quarter primarily due to lower selling expenses resulting from the decrease in sales, lower expenses resulting from the Company's Simplification initiative and lower net expenses associated with the Company's deferred compensation programs. Pension cost included in selling, general and administrative expenses for the current-year quarter and prior-year quarter was $16.7 million and $19.7 million, respectively. Business realignment charges included in selling, general and administrative expenses were $2.7 million and $7.1 million for the current-year quarter and prior-year quarter, respectively.
Interest expense for the current-year quarter decreased from the prior-year quarter primarily due to a lower weighted-average interest rate for the Company's debt portfolio.
Other (income), net in the current-year quarter and the prior-year quarter includes income of $8.1 million and $5.2 million, respectively, related to equity method investments.
Effective tax rate for the first three months of fiscal 2017 was lower than the comparable prior-year period primarily due to an increase in the U.S. Research and Development tax credit and a decrease in estimated tax related to international activities. These benefits are partially offset by a net increase in discrete tax costs. The Company expects the effective tax rate for fiscal 2017 will be approximately 28.5 percent.
RESULTS BY BUSINESS SEGMENT
Diversified Industrial Segment

	Three Months Ended September 30,
(dollars in millions)	2016	2015
Net sales
North America	$1,167.0	$1,286.3
International	1,014.9	1,038.4
Operating income
North America	200.6	212.7
International	$137.2	$129.3
Operating margin
North America	17.2%	16.5%
International	13.5%	12.5%
Backlog	$1,470.5	$1,455.6

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period versus the comparable prior-year period:

Three Months Ended September 30, 2016
Diversified Industrial North America – as reported	(9.3)%
Acquisitions	—%
Currency	(0.3)%
Diversified Industrial North America – without acquisitions and currency	(9.0)%

Diversified Industrial International – as reported	(2.3)%
Acquisitions	0.9%
Currency	—%
Diversified Industrial International – without acquisitions and currency	(3.2)%

Total Diversified Industrial Segment – as reported	(6.2)%
Acquisitions	0.4%
Currency	(0.2)%
Total Diversified Industrial Segment – without acquisitions and currency	(6.4)%

The above presentation reconciles the percentage changes in net sales of the Diversified Industrial Segment reported in accordance with U.S. GAAP to percentage changes in net sales adjusted to remove the effects of acquisitions made within the prior four fiscal quarters as well as the effects of currency exchange rates (a non-GAAP measure). The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.
Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial North American sales decreased for the current-year quarter primarily due to lower demand from both distributors and end-users in most markets. The markets that experienced the largest decline in end-user demand were the heavy truck, oil and gas, construction equipment and cars and light truck markets. Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial International sales for the current-year quarter decreased primarily due to lower volume in Europe, partially offset by higher volume in the Asia Pacific region and Latin America. Within Europe, the largest decrease in sales during the current-year quarter was experienced from both distributors and end-users in the industrial machinery, oil and gas, and marine markets. Within the Asia Pacific region and Latin America, end-users in the construction equipment, industrial machinery and semiconductor markets contributed to the increase in sales during the quarter, partially offset by a decrease in demand from distributors.
The increase in operating margins in both the Diversified Industrial North American and Diversified International businesses for the current-year quarter was primarily due to lower operating expenses resulting from prior-year restructuring activities and the Company's Simplification initiative, partially offset by the impact of the lower sales volume, resulting in manufacturing inefficiencies, and current-year restructuring expenses.

The following business realignment expenses are included in Diversified Industrial North America and Diversified Industrial International operating income:

	Three Months Ended September 30,
(dollars in millions)	2016	2015
Diversified Industrial North America	$3.7	$8.1
Diversified Industrial International	7.0	11.9

The business realignment charges primarily consist of severance costs related to actions taken under the Company's Simplification initiative implemented by operating units throughout the world as well as plant closures. The majority of the Diversified Industrial International business realignment charges were incurred in Europe. The Company does not anticipate that cost savings realized from the work force reduction measures taken during the first three months of fiscal 2017 will have a material impact on future operating income. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Diversified Industrial Segment. Such actions are expected to result in approximately $36 million of additional business realignment charges in the remainder of fiscal 2017.
Diversified Industrial Segment backlog increased from the prior-year quarter and from the June 30, 2016 amount of $1,455.3 million as orders exceeded shipments in the International businesses, partially offset by shipments exceeding orders in the North American businesses. Backlog in Europe represented approximately 85 percent and 60 percent of the increase in the International businesses from the prior-year quarter and from June 30, 2016, respectively. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. The Company anticipates Diversified Industrial North American sales for fiscal 2017 will decrease between five percent and one percent and Diversified Industrial International sales for fiscal 2017 will increase between one percent and six percent from their fiscal 2016 levels. Diversified Industrial North American operating margins in fiscal 2017 are expected to range from 16.9 percent to 17.3 percent and Diversified Industrial International operating margins in fiscal 2017 are expected to range from 12.4 percent to 12.8 percent.

Aerospace Systems Segment

	Three Months Ended September 30,
(dollars in millions)	2016	2015
Net sales	$561.2	$544.6
Operating income	$73.3	$74.0
Operating margin	13.1%	13.6%
Backlog	$1,694.0	$1,701.6
The increase in net sales in the Aerospace Systems Segment for the current-year quarter was due to higher volume in the commercial and military original equipment manufacturer (OEM) businesses and commercial aftermarket business, partially offset by lower volume in the military aftermarket business. The lower operating margin in the current-year quarter was primarily due to an unfavorable product mix and higher engineering and development expenses, partially offset by lower operating expenses. Operating margins in the current-year quarter were also lower as the prior-year quarter margin benefited from favorable contract settlements.
The decrease in backlog from the prior-year quarter is due to shipments exceeding orders in the commercial OEM business, partially offset by orders exceeding shipments in the military OEM business and commercial and military aftermarket businesses. The decrease in backlog from the June 30, 2016 amount of $1,761.7 million was primarily due to shipments exceeding orders in the commercial and military OEM businesses and commercial aftermarket business, partially offset by orders exceeding shipments in the military aftermarket business. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. For fiscal 2017, sales are expected to increase between one percent and three percent from the fiscal 2016 level and operating margins are expected to range from 14.8 percent to 15.2 percent. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.
Corporate general and administrative expenses
Corporate general and administrative expenses were $31.0 million in the current-year quarter compared to $53.1 million in the comparable prior-year quarter. As a percent of sales, corporate general and administrative expenses decreased to 1.1 percent in the current-year quarter from 1.8 percent in the prior-year quarter. The lower expense in the current-year quarter is primarily due to lower net expenses associated with the Company's deferred compensation programs.

Other expense (in the Results By Business Segment) included the following:

(dollars in millions)	Three Months Ended September 30,
Expense (income)	2016	2015
Foreign currency transaction	$5.0	$(5.3)
Stock-based compensation	26.5	24.4
Pensions	21.5	30.0
Divestitures and asset sales and writedowns	(0.5)	(0.7)
Other items, net	1.2	3.2
	$53.7	$51.6
Foreign currency transaction primarily relates to the impact of changes in foreign exchange rates on cash, marketable securities and other investments and intercompany transactions. The lower pension expense in the current-year quarter is primarily due to the use of the spot yield curve approach to estimate the interest cost component of net periodic pension cost. Previously, this cost component of net periodic pension cost was estimated using a single-weighted average discount rate.

CONSOLIDATED BALANCE SHEET

(dollars in millions)	September 30, 2016	June 30, 2016
Cash	$2,140.6	$2,104.0
Trade accounts receivable, net	1,498.4	1,593.9
Inventories	1,248.0	1,173.3
Notes payable and long-term debt payable within one year	596.0	361.8
Shareholders’ equity	4,647.3	4,575.3
Working capital	$2,787.6	$2,841.9
Current ratio	2.12	2.20
Cash (comprised of cash and cash equivalents and marketable securities and other investments) includes $2,102 million and $2,065 million held by the Company's foreign subsidiaries at September 30, 2016 and June 30, 2016, respectively. Generally, cash and cash equivalents and marketable securities and other investments held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences. The Company's principal sources of liquidity are its cash flows provided by operating activities, commercial paper borrowings or borrowings directly from its line of credit. The Company does not believe the amount of cash held outside the U.S. will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, benefit plan funding, dividend payments or share repurchases.
Trade accounts receivable, net are receivables due from customers for sales of product. Days sales outstanding relating to trade accounts receivable was 50 days at September 30, 2016 and 49 days at June 30, 2016. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.
Inventories as of September 30, 2016 increased $75 million (which includes an increase of $3 million from the effect of foreign currency translation and an increase of $7 million from current-year acquisitions) compared to June 30, 2016. The increase in inventories was in both the Diversified Industrial Segment and Aerospace Systems Segment, with almost one-half of the increase occurring in the Diversified Industrial International businesses and the balance of the increase occurring evenly between the Diversified Industrial North American businesses and the Aerospace Systems Segment. Days' supply of inventory was 71 days at September 30, 2016, 62 days at June 30, 2016 and 72 days at September 30, 2015.
Notes payable and long-term debt payable within one year as of September 30, 2016 increased from the June 30, 2016 amount due primarily to higher commercial paper notes outstanding. The Company from time to time will utilize short-term intercompany loans to repay commercial paper borrowings. At times, the short-term intercompany loans are outstanding at the end of a fiscal quarter.
Shareholders’ equity activity during the current-year quarter included a decrease of approximately $115 million as a result of share repurchases.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended September 30,
(dollars in millions)	2016	2015
Cash provided by (used in):
Operating activities	$113.9	$19.9
Investing activities	45.2	(201.4)
Financing activities	15.5	(0.6)
Effect of exchange rates	(2.4)	(24.2)
Net increase (decrease) in cash and cash equivalents	$172.2	$(206.3)
Cash flows provided by operating activities for the current-year quarter was higher than the prior-year quarter primarily due to higher net income and a decrease in cash used for working capital items. The Company continues to focus on managing its inventory and other working capital requirements. Cash flows provided by operating activities includes voluntary cash contributions made to the Company's domestic qualified pension plan of $220 million and $200 million in the current-year quarter and prior-year quarter, respectively.
Cash flows used in investing activities was lower in the current-year quarter due primarily to a decrease in both marketable securities and other investments activity and acquisition activity.
Cash flows used in financing activities in the current-year quarter includes $233 million of net commercial paper borrowings versus $407 million of net commercial paper borrowings in prior-year quarter. Cash flows used in financing activities included repurchase activity under the Company's share repurchase program. The Company repurchased 0.9 million common shares for $115 million in the current-year quarter as compared to the repurchase of 2.8 million common shares for $310 million in the prior-year quarter.
The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-shareholders’ equity of no more than 37 percent. From time to time, such as at September 30, 2016 and at June 30, 2016, fluctuations in cash flows from operations or capital deployment actions may cause the ratio of debt to debt-shareholders' equity to exceed the 37 percent goal. The Company does not believe that its ability to borrow funds at affordable interest rates will be impacted if the debt to debt-shareholders' ratio temporarily exceeds the 37 percent goal.

(dollars in millions) Debt to Debt-Shareholders’ Equity Ratio	September 30, 2016	June 30, 2016
Debt (excluding debt issuance costs)	$3,271	$3,037
Debt & Shareholders’ equity	$7,918	$7,612
Ratio	41.3%	39.9%
At September 30, 2016, the Company had a line of credit totaling $2,000 million through a multi-currency revolving credit agreement with a group of banks, $1,463 million of which was available. In October 2016, the Company amended the credit agreement extending the expiration date to October 2021 and retaining the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which may increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
As of September 30, 2016, the Company was authorized to sell up to $1,850 million of short-term commercial paper notes. As of September 30, 2016, $537 million commercial paper notes were outstanding and the largest amount of commercial paper notes outstanding during the first quarter of fiscal 2017 was $603 million.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at September 30, 2016, the most restrictive financial covenant provides that the ratio of secured debt to net tangible assets be less than 10 percent. However, the Company currently does not have secured debt in its debt portfolio. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

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

•	ability to implement successfully the Company's capital allocation initiatives;

•	increases in raw material costs that cannot be recovered in product pricing;

•	the Company’s ability to manage costs related to insurance and employee retirement and health care benefits;

•	threats associated with and efforts to combat terrorism and cyber-security risks;

•	uncertainties surrounding the ultimate resolution of outstanding legal proceedings;

•	competitive market conditions and resulting effects on sales and pricing; and

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective.
There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION
PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings. Parker ITR S.r.l. (Parker ITR), a subsidiary acquired on January 31, 2002, has been the subject of a number of lawsuits and regulatory investigations. The lawsuits and investigations relate to allegations that for a period of up to 21 years, the Parker ITR business unit that manufactures and sells marine hose, typically used in oil transfer, conspired with competitors in unreasonable restraint of trade to artificially raise, fix, maintain or stabilize prices, rig bids and allocate markets and customers for marine oil and gas hose in the United States and in other jurisdictions. Parker ITR and the Company cooperated with all of the regulatory authorities investigating the activities of the Parker ITR business unit that manufactures and sells marine hose. All investigations and lawsuits have concluded, including the following matter.
On May 15, 2007, the European Commission issued its initial Request for Information to the Company and Parker ITR. On January 28, 2009, the European Commission announced the results of its investigation of the alleged cartel activities. As part of its decision, the European Commission found that Parker ITR infringed Article 81 of the European Community Treaty from April 1986 to May 2, 2007 and fined Parker ITR 25.61 million euros. The European Commission also determined that the Company was jointly and severally responsible for 8.32 million euros of the total fine which related to the period from January 2002, when the Company acquired Parker ITR, to May 2, 2007, when the cartel activities ceased. Parker ITR and the Company filed an appeal to the General Court of the European Union on April 10, 2009. On May 12, 2013, the court reversed in part the decision of the European Commission, reducing the original fine of 25.61 million euros to 6.40 million euros and holding that the Company and Parker ITR are jointly and severally liable for payment of the fine up to 6.30 million euros. The European Commission appealed the ruling to the European Court of Justice. On December 18, 2014, the European Court of Justice reversed the ruling of the General Court and referred the case back to the General Court. On July 14, 2016, the General Court reduced the fine from 25.61 million euros to 19.95 million euros. The European Commission decided not to appeal this judgment and in October 2016 the Company and Parker ITR were reimbursed the reduction in the principal amount plus interest, which totaled 5.98 million euros.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2016 through July 31, 2016	141,398	$110.42	141,398	19,175,707
August 1, 2016 through August 31, 2016	450,300	$122.45	450,300	18,725,407
September 1, 2016 through September 30, 2016	358,046	$122.67	358,046	18,367,361
Total:	949,744	$120.74	949,744	18,367,361

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

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

3(b)	Code of Regulations, as amended.*

10(a)	Parker-Hannifin Corporation Restricted Stock Unit Award Agreement dated August 17, 2016 for Lee C. Banks.*

10(b)	Parker-Hannifin Corporation Restricted Stock Unit Terms and Conditions for Lee C. Banks.*

10(c)	Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 26, 2016.*

12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2016.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended September 30, 2016 and 2015, (ii) Consolidated Statement of Comprehensive Income for the three months ended September 30, 2016 and 2015, (iii) Consolidated Balance Sheet at September 30, 2016 and June 30, 2016, (vi) Consolidated Statement of Cash Flows for the three months ended September 30, 2016 and 2015, and (vii) Notes to Consolidated Financial Statements for the three months ended September 30, 2016.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Jon. P. Marten
Jon P. Marten
Executive Vice President - Finance & Administration and Chief Financial Officer

Date: November 1, 2016

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3(b)	Code of Regulations, as amended.*

10(a)	Parker-Hannifin Corporation Restricted Stock Unit Award Agreement dated August 17, 2016 for Lee C. Banks.*

10(b)	Parker-Hannifin Corporation Restricted Stock Unit Terms and Conditions for Lee C. Banks.*

10(c)	Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 26, 2016.*

12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2016.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended September 30, 2016 and 2015, (ii) Consolidated Statement of Comprehensive Income for the three months ended September 30, 2016 and 2015, (iii) Consolidated Balance Sheet at September 30, 2016 and June 30, 2016, (vi) Consolidated Statement of Cash Flows for the three months ended September 30, 2016 and 2015, and (vii) Notes to Consolidated Financial Statements for the three months ended September 30, 2016.