Form 10-Q
period 2016-12-31
PARKER HANNIFIN CORP
filed 2017-02-07
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding at December 31, 2016 133,293,693

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net sales	$2,670,804	$2,705,590	$5,413,935	$5,574,938
Cost of sales	2,044,484	2,140,624	4,150,490	4,341,528
Gross profit	626,320	564,966	1,263,445	1,233,410
Selling, general and administrative expenses	336,578	314,666	659,547	684,880
Interest expense	33,444	34,297	67,592	70,057
Other (income), net	(64,424)	(13,877)	(76,661)	(27,056)
Income before income taxes	320,722	229,880	612,967	505,529
Income taxes	79,322	46,743	161,329	127,366
Net income	241,400	183,137	451,638	378,163
Less: Noncontrolling interest in subsidiaries' earnings	95	155	204	203
Net income attributable to common shareholders	$241,305	$182,982	$451,434	$377,960

Earnings per share attributable to common shareholders:
Basic	$1.81	$1.35	$3.38	$2.78
Diluted	$1.78	$1.33	$3.33	$2.74

Cash dividends per common share	$0.63	$0.63	$1.26	$1.26
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net income	$241,400	$183,137	$451,638	$378,163
Less: Noncontrolling interests in subsidiaries' earnings	95	155	204	203
Net income attributable to common shareholders	241,305	182,982	451,434	377,960

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment and other	(261,914)	(91,177)	(253,734)	(203,357)
Retirement benefits plan activity	36,173	28,221	70,335	57,117
Other comprehensive (loss)	(225,741)	(62,956)	(183,399)	(146,240)
Less: Other comprehensive (loss) for noncontrolling interests	(69)	(34)	(20)	(131)
Other comprehensive (loss) attributable to common shareholders	(225,672)	(62,922)	(183,379)	(146,109)
Total comprehensive income attributable to common shareholders	$15,633	$120,060	$268,055	$231,851
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	(Unaudited)
	December 31, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,520,736	$1,221,653
Marketable securities and other investments	684,299	882,342
Trade accounts receivable, net	1,411,074	1,593,920
Non-trade and notes receivable	256,545	232,183
Inventories	1,241,593	1,173,329
Prepaid expenses	133,592	104,360
Total current assets	5,247,839	5,207,787
Plant and equipment	4,653,676	4,737,141
Less: Accumulated depreciation	3,147,475	3,169,041
	1,506,201	1,568,100
Deferred income taxes	482,136	605,155
Other assets	832,507	827,492
Intangible assets, net	849,692	922,571
Goodwill	2,813,238	2,903,037
Total assets	$11,731,613	$12,034,142
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$581,487	$361,787
Accounts payable, trade	997,189	1,034,589
Accrued payrolls and other compensation	269,805	382,945
Accrued domestic and foreign taxes	125,954	127,597
Other accrued liabilities	451,039	458,970
Total current liabilities	2,425,474	2,365,888
Long-term debt	2,653,560	2,652,457
Pensions and other postretirement benefits	1,766,209	2,076,143
Deferred income taxes	50,809	54,395
Other liabilities	304,583	306,581
Total liabilities	7,200,635	7,455,464
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at December 31 and June 30	90,523	90,523
Additional capital	597,197	628,451
Retained earnings	10,579,635	10,302,866
Accumulated other comprehensive (loss)	(2,411,144)	(2,227,765)
Treasury shares, at cost; 47,752,435 shares at December 31 and 47,033,896 shares at June 30	(4,328,502)	(4,218,820)
Total shareholders’ equity	4,527,709	4,575,255
Noncontrolling interests	3,269	3,423
Total equity	4,530,978	4,578,678
Total liabilities and equity	$11,731,613	$12,034,142
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$451,638	$378,163
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	92,634	96,675
Amortization	56,451	59,418
Share incentive plan compensation	47,161	39,026
Deferred income taxes	70,976	(20,899)
Foreign currency transaction (gain) loss	(853)	8,169
Loss (gain) on sale of plant and equipment	310	(336)
Gain on sale of businesses	(44,930)	—
Gain on sale of marketable securities	(230)	(158)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	160,500	173,590
Inventories	(97,440)	3,346
Prepaid expenses	(31,038)	99,511
Other assets	(1,625)	(20,673)
Accounts payable, trade	(18,258)	(135,070)
Accrued payrolls and other compensation	(104,710)	(124,866)
Accrued domestic and foreign taxes	1,003	(26,003)
Other accrued liabilities	(4,705)	(21,611)
Pensions and other postretirement benefits	(176,993)	(120,488)
Other liabilities	4,285	(25,147)
Net cash provided by operating activities	404,176	362,647
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash of $1,760 in 2016 and $3,814 in 2015)	(29,927)	(67,552)
Capital expenditures	(71,356)	(75,419)
Proceeds from sale of plant and equipment	4,991	8,506
Proceeds from sale of businesses	85,610	—
Purchases of marketable securities and other investments	(393,909)	(575,183)
Maturities of marketable securities and other investments	506,642	527,819
Other	241	(41,450)
Net cash provided by (used in) investing activities	102,292	(223,279)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,890	80
Payments for common shares	(196,000)	(410,129)
Proceeds from notes payable, net	226,499	574,299
Proceeds from long-term borrowings	—	1,689
Payments for long-term borrowings	(4,074)	(219,397)
Dividends	(168,990)	(171,707)
Net cash (used in) financing activities	(140,675)	(225,165)
Effect of exchange rate changes on cash	(66,710)	(47,293)
Net increase (decrease) in cash and cash equivalents	299,083	(133,090)
Cash and cash equivalents at beginning of year	1,221,653	1,180,584
Cash and cash equivalents at end of period	$1,520,736	$1,047,494
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net sales
Diversified Industrial:
North America	$1,121,053	$1,160,774	$2,288,024	$2,447,104
International	1,005,968	992,464	2,020,891	2,030,911
Aerospace Systems	543,783	552,352	1,105,020	1,096,923
Total net sales	$2,670,804	$2,705,590	$5,413,935	$5,574,938
Segment operating income
Diversified Industrial:
North America	$184,013	$153,581	$384,624	$366,329
International	127,517	95,367	264,713	224,662
Aerospace Systems	72,516	81,764	145,797	155,767
Total segment operating income	384,046	330,712	795,134	746,758
Corporate general and administrative expenses	43,926	31,210	74,960	84,261
Income before interest expense and other expense	340,120	299,502	720,174	662,497
Interest expense	33,444	34,297	67,592	70,057
Other (income) expense	(14,046)	35,325	39,615	86,911
Income before income taxes	$320,722	$229,880	$612,967	$505,529

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 2016, the results of operations for the three and six months ended December 31, 2016 and 2015 and cash flows for the six months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2016 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. No subsequent events have occurred that required adjustment to these financial statements.

2. New Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under the amendments in this Update, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not believe the adoption of ASU 2017-04 will have a material effect on its financial statements.
In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 provides that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in ASU 2016-16 eliminate the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2017. Early adoption is permitted. The Company has not yet determined the effect that ASU 2016-16 will have on its financial statements.
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides specific guidance on several cash flow classification issues to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company has not yet determined the effect that ASU 2016-15 will have on its financial statements.
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. The Company has not yet determined the effect that ASU 2016-13 will have on its financial statements.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." Under ASU 2016-09, all excess tax benefits and deficiencies arising from employee share-based payment awards, and dividends on those awards, will be recognized in the income statement during the period in which they occur. ASU 2016-09 allows companies to make an accounting policy election to estimate forfeitures, as required today, or record them when they occur and allows companies to withhold an amount up to the maximum statutory tax rate without causing the award to be classified as a liability. Within the statement of cash flows, ASU 2016-09 requires excess tax benefits to be classified as an operating activity and cash payments to tax authorities in connection with shares withheld to be classified as a financing activity. The Company adopted ASU 2016-09 in the first quarter of fiscal 2017. In fiscal 2017, the Company applied the recognition of the excess tax benefits and deficiencies requirement on a prospective basis and recognized a discrete income tax benefit, which was recorded as a reduction to income tax expense, of $7,597 and $17,099 for the three and six months ended December 31, 2016, respectively. Prior to the adoption of ASU 2016-09, this excess tax benefit was recorded as an increase to additional capital. The cash flow

2. New Accounting Pronouncements, cont'd
classification requirements of ASU 2016-09 were applied retrospectively. As a result, for the six months ended December 31, 2015 cash flows from operating activities was increased by $16,019 and cash flows from financing activities was decreased by $16,019. The Company elected to continue to estimate forfeitures expected to occur rather than electing to account for forfeitures as they occur. The other provisions of ASU 2016-09 related to accounting for income taxes and minimum statutory share withholding tax requirements had no impact on the Company's financial statements.
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

	As Previously Reported	Revised
Other assets	$850,088	$827,492
Notes payable and long-term debt payable within one year	361,840	361,787
Long-term debt	2,675,000	2,652,457

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

3. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended December 31, 2016 and 2015.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Numerator:
Net income attributable to common shareholders	$241,305	$182,982	$451,434	$377,960
Denominator:
Basic - weighted average common shares	133,320,109	135,373,356	133,499,744	136,108,930
Increase in weighted average common shares from dilutive effect of equity-based awards	2,492,651	1,692,091	2,096,963	1,679,289
Diluted - weighted average common shares, assuming exercise of equity-based awards	135,812,760	137,065,447	135,596,707	137,788,219
Basic earnings per share	$1.81	$1.35	$3.38	$2.78
Diluted earnings per share	$1.78	$1.33	$3.33	$2.74
For the three months ended December 31, 2016 and 2015, 848,657 and 3,534,042 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended December 31, 2016 and 2015, 1,860,081 and 2,894,106 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earning per share because the effect of their exercise would be anti-dilutive.
4. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury stock. During the three-month period ended December 31, 2016, the Company repurchased 379,602 shares at an average price, including commissions, of $131.72 per share. During the six-month period ended December 31, 2016, the Company repurchased 1,329,346 shares at an average price, including commissions, of $123.89 per share.

5. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor. Allowance for doubtful accounts was $5,936 and $8,010 at December 31, 2016 and June 30, 2016, respectively.

6. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2016	June 30, 2016
Notes receivable	$107,668	$102,400
Reverse repurchase agreements	50,000	—
Accounts receivable, other	98,877	129,783
Total	$256,545	$232,183
Reverse repurchase agreements are collateralized lending arrangements and have a maturity longer than three months from the date of purchase. The Company does not record an asset or liability for the collateral associated with the reverse repurchase agreements.

7. Inventories

The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2016	June 30, 2016
Finished products	$478,867	$458,657
Work in process	682,901	639,907
Raw materials	79,825	74,765
Total	$1,241,593	$1,173,329

8. Business realignment charges
The Company incurred business realignment charges in fiscal 2017 and fiscal 2016.
Business realignment charges presented in the Business Segment Information are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Diversified Industrial	$6,814	$22,956	$17,559	$42,999
Aerospace Systems	1,083	235	1,083	1,980
Corporate general and administrative expenses	—	80	—	80
Other (income) expense	—	—	—	116
Work force reductions in connection with such business realignment charges in the Business Segment Information are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Diversified Industrial	157	890	330	2,054
Aerospace Systems	37	9	37	66
Corporate general and administrative expenses	—	2	—	2
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
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Cost of sales	$6,606	$18,258	$14,626	$32,931
Selling, general and administrative expenses	1,291	5,013	4,016	12,128
Other (income), net	—	—	—	116
As of December 31, 2016, approximately $5 million in severance payments had been made relating to charges incurred during fiscal 2017, the remainder of which are expected to be paid by December 31, 2017. Severance payments relating to prior-year actions are being made as required. Remaining severance payments related to current-year and prior-year actions of approximately $30 million are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the realignment actions described above, the timing and amount of which are not known at this time.

9. Equity

Changes in equity for the three months ended December 31, 2016 and 2015 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at September 30, 2016	$4,647,281	$3,308	$4,650,589
Net income	241,305	95	241,400
Other comprehensive (loss)	(225,672)	(69)	(225,741)
Dividends paid	(84,176)	(65)	(84,241)
Stock incentive plan activity	(1,029)	—	(1,029)
Shares purchased at cost	(50,000)	—	(50,000)
Balance at December 31, 2016	$4,527,709	$3,269	$4,530,978

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at September 30, 2015	$4,851,518	$3,233	$4,854,751
Net income	182,982	155	183,137
Other comprehensive (loss)	(62,922)	(34)	(62,956)
Dividends paid	(85,681)	(39)	(85,720)
Stock incentive plan activity	3,509	—	3,509
Shares purchased at cost	(90,000)	—	(90,000)
Balance at December 31, 2015	$4,799,406	$3,315	$4,802,721

Changes in equity for the six months ended December 31, 2016 and 2015 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2016	$4,575,255	$3,423	$4,578,678
Net income	451,434	204	451,638
Other comprehensive (loss)	(183,379)	(20)	(183,399)
Dividends paid	(168,652)	(338)	(168,990)
Stock incentive plan activity	17,743	—	17,743
Shares purchased at cost	(164,692)	—	(164,692)
Balance at December 31, 2016	$4,527,709	$3,269	$4,530,978

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2015	$5,104,287	$3,282	$5,107,569
Net income	377,960	203	378,163
Other comprehensive (loss)	(146,109)	(131)	(146,240)
Dividends paid	(171,668)	(39)	(171,707)
Stock incentive plan activity	34,936	—	34,936
Shares purchased at cost	(400,000)	—	(400,000)
Balance at December 31, 2015	$4,799,406	$3,315	$4,802,721

9. Equity, cont'd

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the six months ended December 31, 2016 and 2015 are as follows:

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2016	$(844,121)	$(1,383,644)	$(2,227,765)
Other comprehensive (loss) before reclassifications	(253,484)	—	(253,484)
Amounts reclassified from accumulated other comprehensive (loss)	(230)	70,335	70,105
Balance at December 31, 2016	$(1,097,835)	$(1,313,309)	$(2,411,144)

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2015	$(641,018)	$(1,097,600)	$(1,738,618)
Other comprehensive (loss) before reclassifications	(203,133)	—	(203,133)
Amounts reclassified from accumulated other comprehensive (loss)	(93)	57,117	57,024
Balance at December 31, 2015	$(844,244)	$(1,040,483)	$(1,884,727)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three and six months ended December 31, 2016 and 2015 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Six Months Ended
	December 31, 2016	December 31, 2016
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,717)	$(3,467)	See Note 11
Recognized actuarial loss	(54,558)	(106,218)	See Note 11
Total before tax	(56,275)	(109,685)
Tax benefit	20,102	39,350	Income taxes
Net of tax	$(36,173)	$(70,335)

9. Equity, cont'd

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Six Months Ended
	December 31, 2015	December 31, 2015
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,643)	$(3,686)	See Note 11
Recognized actuarial loss	(42,577)	(85,824)	See Note 11
Total before tax	(44,220)	(89,510)
Tax benefit	15,999	32,393	Income taxes
Net of tax	$(28,221)	$(57,117)

10. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the six months ended December 31, 2016 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2016	$2,804,403	$98,634	$2,903,037
Acquisitions	7,483	—	7,483
Divestitures	(22,618)	—	(22,618)
Foreign currency translation and other	(74,648)	(16)	(74,664)
Balance at December 31, 2016	$2,714,620	$98,618	$2,813,238
Acquisitions represent the original goodwill allocation and final adjustments to purchase price allocations during the measurement period subsequent to the applicable acquisition dates. The impact of final purchase price allocation adjustments on the Company's results of operations and financial position were immaterial.
Divestitures primarily represent goodwill associated with the sale of a product line during the first six months of fiscal 2017 (see Note 14 for further discussion).
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	December 31, 2016		June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$140,516	$91,956	$150,914	$95,961
Trademarks	330,353	181,432	340,805	179,156
Customer lists and other	1,324,695	672,484	1,362,521	656,552
Total	$1,795,564	$945,872	$1,854,240	$931,669
Total intangible amortization expense for the six months ended December 31, 2016 was $52,130. The estimated amortization expense for the five years ending June 30, 2017 through 2021 is $94,703, $90,636, $84,418, $77,173 and $69,206, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the six months ended December 31, 2016.

11. Retirement benefits
Net pension benefit cost recognized included the following components:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Service cost	$23,116	$23,406	$47,339	$47,519
Interest cost	29,972	45,663	61,468	91,734
Special termination cost	—	7,088	—	7,088
Expected return on plan assets	(60,180)	(55,566)	(117,797)	(111,215)
Amortization of prior service cost	1,683	1,669	3,399	3,738
Amortization of net actuarial loss	54,325	42,299	105,752	85,268
Amortization of initial net obligation	5	4	10	8
Net pension benefit cost	$48,921	$64,563	$100,171	$124,140
During the three months ended December 31, 2016 and 2015, the Company recognized $1,116 and $5,608, respectively, in expense related to other postretirement benefits. During the six months ended December 31, 2016 and 2015, the Company recognized $2,232 and $6,695, respectively, in expense related to other postretirement benefits.
During the prior-year quarter, the Company provided enhanced retirement benefits in connection with a plant closure, which resulted in an increase in net pension benefit cost of $7,088 and an increase in expense related to other postretirement benefits of $4,521.
Beginning in fiscal 2017, the Company changed the method used to estimate the service and interest cost components of net periodic pension and other postretirement benefit costs. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant cash outflows. Previously, these costs were determined using a single-weighted average discount rate. The change does not affect the measurement of the Company's benefit obligations. The new method provides a more precise measure of service and interest costs by improving the correlation between projected benefit cash flows and the discrete spot yield curve rates and is accounted for as a change in estimate prospectively beginning the first quarter of fiscal 2017. As a result of the method change, net pension benefit cost for the current-year quarter and first six months of fiscal 2017 is lower than the prior-year quarter and first six months of fiscal 2016 by approximately $8 million and $17 million, respectively,
12. Income taxes
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
As of December 31, 2016, the Company had gross unrecognized tax benefits of $133,075. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $77,901. If recognized, a significant portion of the gross unrecognized tax benefits would be offset against an asset currently recorded in the Consolidated Balance Sheet. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, is $13,613. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $100,000 as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.

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
Marketable securities and other investments include deposits, which are recorded at cost, and investments classified as available-for-sale, which are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive (loss). Gross unrealized gains and losses were not material as of December 31, 2016 and June 30, 2016. All of the available-for-sale investments in an unrealized loss position have been in that position for less than 12 months. There were no facts or circumstances that indicated the unrealized losses were other than temporary.
The contractual maturities of available-for-sale investments at December 31, 2016 and June 30, 2016 are as follows:

	December 31, 2016		June 30, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$15,784	$15,785	$29,960	$29,990
One to three years	148,806	149,105	144,100	144,625
Above three years	43,745	43,790	34,276	34,275

Actual maturities of available-for-sale investments may differ from their contractual maturities as the Company has the ability to liquidate the available-for-sale investments after giving appropriate notice to the issuer.
The carrying value of long-term debt and estimated fair value of long-term debt are as follows:

	December 31, 2016	June 30, 2016
Carrying value of long-term debt	$2,726,300	$2,733,140
Estimated fair value of long-term debt	2,924,259	3,133,989
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

13. Financial instruments, cont'd
The following summarizes the location and fair value of significant derivative financial instruments reported in the Consolidated Balance Sheet as of December 31, 2016 and June 30, 2016:

	Balance Sheet Caption	December 31, 2016	June 30, 2016
Net investment hedges
Cross-currency swap contracts	Other assets	$32,828	$24,771
Cash flow hedges
Costless collar contracts	Non-trade and notes receivable	536	—
Costless collar contracts	Other accrued liabilities	5,542	8,368

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
Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income for the three and six months ended December 31, 2016 and 2015 were not material.

Gains on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Cross-currency swap contracts	$8,907	$4,630	$5,019	$7,793
Foreign denominated debt	4,934	5,407	4,261	4,273
There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor was any portion of these financial instruments excluded from the effectiveness testing, during the six months ended December 31, 2016 and 2015.

13. Financial instruments, cont'd
A summary of financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2016 and June 30, 2016 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$1,711	$1,711	$—	$—
Government bonds	15,279	15,279	—	—
Corporate bonds	188,552	188,552	—	—
Asset-backed and mortgage-backed securities	4,848	—	4,848	—
Derivatives	32,991	—	32,991	—
Investments measured at net asset value	379,501
Liabilities:
Derivatives	8,557	—	8,557	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$1,296	$1,296	$—	$—
Government bonds	15,764	15,764	—	—
Corporate bonds	184,380	184,380	—	—
Asset-backed and mortgage-backed securities	8,746	—	8,746	—
Derivatives	25,303	—	25,303	—
Investments measured at net asset value	361,770
Liabilities:
Derivatives	13,028	—	13,028	—
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

14. Acquisition and divestiture

Acquisition - On December 1, 2016, the Company announced that it had entered into a definitive agreement under which the Company will acquire CLARCOR, Inc. ("Clarcor") for approximately $4,300 million in cash, including the assumption of net debt. The acquisition remains subject to certain closing conditions, including approval by the shareholders of Clarcor. Based on the current date for Clarcor's special meeting of stockholders on February 23, 2017, and subject to the satisfaction of all closing conditions, the parties currently expect the pending Clarcor transaction to close on or about February 28, 2017. The Company intends to pay for the Clarcor acquisition with cash and new debt.

Divestiture - During the current-year quarter, the Company divested its Autoline product line, which is part of the Diversified Industrial Segment. The operating results and net assets of the Autoline product line were immaterial to the Company's consolidated results of operations and financial position. The Company recorded a net pre-tax gain in the current-year quarter of approximately $45 million related to the divestiture. The gain is reflected in the other income, net caption in the Consolidated Statement of Income and the other (income) expense caption in the Business Segment Information for the three and six months ended December 31, 2016.

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016
AND COMPARABLE PERIODS ENDED DECEMBER 31, 2015
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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	December 31, 2016	September 30, 2016	June 30, 2016
United States	54.7	51.5	53.2
Eurozone countries	54.9	52.6	52.8
China	51.9	50.1	48.6
Brazil	45.2	46.0	43.2
Global aircraft miles flown and revenue passenger miles have both increased approximately six percent from their comparable fiscal 2016 levels. The Company anticipates that U.S. Department of Defense spending with regard to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2017 will be approximately one percent higher than the comparable fiscal 2016 level.
Housing starts in December 2016 were approximately six percent higher than housing starts in December 2015 and approximately three percent higher than housing starts in June 2016.
The Company remains focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company has been able to borrow funds at affordable interest rates and had a debt to debt-shareholders’ equity ratio of 41.8 percent at December 31, 2016 compared to 39.9 percent at June 30, 2016 and 40.7 percent at December 31, 2015.
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
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2016	2015	2016	2015
Net sales	$2,670.8	$2,705.6	$5,413.9	$5,574.9
Gross profit	$626.3	$565.0	$1,263.4	$1,233.4
Gross profit margin	23.5%	20.9%	23.3%	22.1%
Selling, general and administrative expenses	$336.6	$314.7	$659.5	$684.9
Selling, general and administrative expenses, as a percent of sales	12.6%	11.6%	12.2%	12.3%
Interest expense	$33.4	$34.3	$67.6	$70.1
Other (income), net	$(64.4)	$(13.9)	$(76.7)	$(27.1)
Effective tax rate	24.7%	20.3%	26.3%	25.2%
Net income	$241.4	$183.1	$451.6	$378.2
Net income, as a percent of sales	9.0%	6.8%	8.3%	6.8%

Net sales for the current-year quarter decreased from the prior-year quarter primarily due to lower sales in the Diversified Industrial North American businesses and the Aerospace Systems Segment, partially offset by higher sales in the Diversified Industrial International businesses. Net sales for the first six months of fiscal 2017 decreased primarily due to lower sales in the Diversified Industrial North American businesses. The effect of currency rate changes decreased net sales by approximately $31 million in the current-year quarter ($24 million of which was attributable to the Diversified Industrial International businesses) and $35 million for the first six months of fiscal 2017 ($24 million of which was attributable to the Diversified Industrial International businesses). Acquisitions made in the last 12 months contributed approximately $8 million and $17 million in sales in the current-year quarter and first six months of fiscal 2017, respectively.
Gross profit margin increased in the current-year quarter and first six months of fiscal 2017 primarily due to lower operating expenses resulting from the Company's Simplification initiative and prior-year restructuring activities, primarily experienced in the Diversified Industrial Segment, partially offset by lower margins in the Aerospace Systems Segment. Foreign currency transaction gain (loss) (primarily relating to cash, marketable securities and other investments and intercompany transactions) included in cost of sales for the current-year quarter and prior-year quarter were $5.9 million and $(13.4) million, respectively, and $0.9 million and $(8.2) million, respectively. Pension cost included in cost of sales for the current-year quarter and prior-year quarter were $33.4 million and $46.6 million, respectively, and $67.3 million and $87.8 million for the first six months of fiscal 2017 and 2016, respectively. Cost of sales for the current-year quarter and prior-year quarter also included business realignment charges of $6.6 million and $18.3 million, respectively and $14.6 million and $32.9 million for the first six months of fiscal 2017 and 2016, respectively.
Selling, general and administrative expenses decreased for the current-year quarter and first six months of fiscal 2017 primarily due to lower selling expenses resulting from the decrease in sales and lower expenses resulting from the Company's Simplification initiative partially offset by higher acquisition expenses. Selling, general and administrative expenses includes higher expenses associated with the Company's incentive and deferred compensation programs in the current-year quarter and lower deferred compensation expenses for the first six months of fiscal 2017. Pension cost included in selling, general and administrative expenses for the current-year quarter and prior-year quarter was $15.5 million and $17.9 million, respectively, and $32.2 million and $37.6 million for the first six months of fiscal 2017 and 2016, respectively. Business realignment charges included in selling, general and administrative expenses were $1.3 million and $5.0 million for the current-year quarter and prior-year quarter, respectively, and $4.0 million and $12.1 million for the first six months of fiscal 2017 and 2016, respectively.
Interest expense for the current-year quarter decreased from the prior-year quarter primarily due to lower weighted-average borrowings. Interest expense for the first six months of fiscal 2017 decreased primarily due to lower weighted-average interest rates.
Other (income), net in the current-year quarter and first six months of fiscal 2017 includes income of $11.0 million and $19.1 million, respectively, related to equity method investments compared to $5.4 million and $10.6 million for the prior-year quarter and first six months of fiscal 2016, respectively. Other (income), net includes a gain of approximately $45 million in both the current-year quarter and first six months of fiscal 2017 related to the sale of a product line.
Effective tax rate for the current-year quarter was higher than the comparable prior-year period primarily due to a net decrease in discrete tax benefits, a decrease in benefits related to the U.S. Research and Development tax credit and the U.S. Manufacturing deduction, and an increase in estimated tax related to international activities. The effective tax rate for the first six months of fiscal 2017 was higher than the comparable prior-year period primarily due to a net decrease in discrete tax benefits. The Company expects the effective tax rate for fiscal 2017 will be approximately 27.5 percent.
RESULTS BY BUSINESS SEGMENT
Diversified Industrial Segment

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2016	2015	2016	2015
Net sales
North America	$1,121.1	$1,160.8	$2,288.0	$2,447.1
International	1,006.0	992.5	2,020.9	2,030.9
Operating income
North America	184.0	153.6	384.6	366.3
International	$127.5	$95.4	$264.7	$224.7
Operating margin
North America	16.4%	13.2%	16.8%	15.0%
International	12.7%	9.6%	13.1%	11.1%
Backlog	$1,507.3	$1,448.0	$1,507.3	$1,448.0

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period versus the comparable prior-year period:

	Period Ending December 31,
	Three Months	Six Months
Diversified Industrial North America – as reported	(3.4)%	(6.5)%
Acquisitions	—%	—%
Currency	(0.6)%	(0.4)%
Diversified Industrial North America – without acquisitions and currency	(2.8)%	(6.1)%

Diversified Industrial International – as reported	1.4%	(0.5)%
Acquisitions	0.8%	0.8%
Currency	(2.4)%	(1.2)%
Diversified Industrial International – without acquisitions and currency	3.0%	(0.1)%

Total Diversified Industrial Segment – as reported	(1.2)%	(3.8)%
Acquisitions	0.4%	0.4%
Currency	(1.4)%	(0.8)%
Total Diversified Industrial Segment – without acquisitions and currency	(0.2)%	(3.4)%
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
Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial North American sales decreased for the current-year quarter and first six months of fiscal 2017 primarily due to lower demand from both distributors and end-users in most markets. The markets that experienced the largest decline in end-user demand were the heavy-duty truck, oil and gas, construction equipment, cars and light truck, and general industrial machinery markets. The increase in operating margins in the Diversified Industrial North American businesses for the current-year quarter and first six months of fiscal 2017 was primarily due to lower operating expenses resulting from prior-year restructuring activities and the Company's Simplification initiative and a favorable product mix, partially offset by the impact of the lower sales volume, resulting in manufacturing inefficiencies.
Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial International sales for the current-year quarter increased from the prior-year quarter primarily due to higher volume in the Asia Pacific Region and Latin America, partially offset by lower volume in Europe. For the first six months of fiscal 2017, Diversified Industrial International sales were essentially flat compared to the first six months of fiscal 2016 primarily due to higher volume in the Asia Pacific region and Latin America being offset by lower volume in Europe. Within the Asia Pacific region and Latin America, end-users in the construction equipment, car and light truck, heavy-duty truck and semiconductor markets contributed to the increase in sales during the current-year quarter and first six months of fiscal 2017, partially offset by a decrease in demand from distributors. Within Europe, the largest decrease in sales during the current-year quarter and first six months of fiscal 2017 was experienced from both distributors and end-users in the industrial machinery, cars and light truck and marine markets, partially offset by an increase in demand in the aerospace market. A decrease in sales in the oil and gas market was experienced within Europe in the first six months of fiscal 2017. The increase in operating margins in the Diversified Industrial International businesses for the current-year quarter and first six months of fiscal 2017 was primarily due to lower operating expenses resulting from prior-year restructuring activities and the Company's Simplification initiative, partially offset by the impact of an unfavorable product mix. Higher sales volume also contributed to the increase in operating margin in the current-year quarter.

The following business realignment expenses are included in Diversified Industrial North American and Diversified Industrial International operating income:

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2016	2015	2016	2015
Diversified Industrial North America	$2.3	$8.8	$6.0	$17.0
Diversified Industrial International	4.5	14.1	11.5	26.0

The business realignment charges primarily consist of severance costs related to actions taken under the Company's Simplification initiative implemented by operating units throughout the world as well as plant closures. The majority of the Diversified Industrial International business realignment charges were incurred in Europe. The Company anticipates that cost savings realized from the work force reduction measures taken during the first six months of fiscal 2017 will increase annual operating income in both the Diversified Industrial North American and Diversified Industrial International businesses by one percent in both fiscal 2017 and fiscal 2018. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Diversified Industrial Segment. Such actions are expected to result in approximately $28 million of additional business realignment charges in the remainder of fiscal 2017.
Diversified Industrial Segment backlog increased from the prior-year quarter as orders exceeded shipments in the International businesses, partially offset by shipments exceeding orders in the North American businesses. Within the International businesses, backlog in Europe represented approximately 25 percent of the increase and the Asia Pacific region represented approximately 75 percent of the increase. Diversified Industrial Segment backlog increased from the June 30, 2016 amount of $1,455.3 million as orders exceeded shipments in both the International and North American businesses. Within the International businesses, backlog in Europe represented approximately 45 percent of the increase and backlog in the Asia Pacific region represented approximately 55 percent of the increase. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. The Company anticipates Diversified Industrial North American sales for fiscal 2017 will decrease between five percent and one percent from their fiscal 2016 level and Diversified Industrial International sales for fiscal 2017 will range from a decrease of one percent to an increase of three percent from their fiscal 2016 level. Diversified Industrial North American operating margins in fiscal 2017 are expected to range from 17.2 percent to 17.6 percent and Diversified Industrial International operating margins in fiscal 2017 are expected to range from 12.8 percent to 13.2 percent.
Aerospace Systems Segment

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2016	2015	2016	2015
Net sales	$543.8	$552.4	$1,105.0	$1,096.9
Operating income	$72.5	$81.8	$145.8	$155.8
Operating margin	13.3%	14.8%	13.2%	14.2%
Backlog	$1,664.9	$1,720.6	$1,664.9	$1,720.6
The decrease in net sales in the Aerospace Systems Segment for the current-year quarter was primarily due to lower volume in the commercial original equipment manufacturer (OEM) and aftermarket businesses, partially offset by higher volume in the military OEM and aftermarket businesses. The increase in net sales for the first six months of fiscal 2017 was primarily due to higher volume in the commercial aftermarket and military OEM and aftermarket businesses, partially offset by lower volume in the commercial OEM business. The lower operating margin in the current-year quarter was primarily due to the lower sales volume, partially offset by higher aftermarket profitability, lower operating expenses and lower engineering development expenses. The lower operating margin for the first six months of fiscal 2017 was primarily due to higher warranty costs, partially offset by higher aftermarket profitability, lower operating expenses and lower engineering development expenses. Operating margins in the current-year quarter and first six months of fiscal 2017 were also lower as the prior-year comparable periods benefited from favorable contract settlements.

The decrease in backlog from the prior-year quarter is due to shipments exceeding orders in the commercial OEM business, partially offset by orders exceeding shipments in the military OEM business and commercial and military aftermarket businesses. The decrease in backlog from the June 30, 2016 amount of $1,761.7 million was primarily due to shipments exceeding orders in the commercial and military OEM businesses, partially offset by orders exceeding shipments in the commercial and military aftermarket businesses. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. For fiscal 2017, sales are expected to increase between one percent and three percent from the fiscal 2016 level and operating margins are expected to range from 14.9 percent to 15.1 percent. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.
Corporate general and administrative expenses
Corporate general and administrative expenses were $43.9 million in the current-year quarter compared to $31.2 million in the comparable prior-year quarter and were $75.0 million for the first six months of fiscal 2017 compared to $84.3 million for the first six months of fiscal 2016. As a percent of sales, corporate general and administrative expenses increased to 1.6 percent in the current-year quarter from 1.2 percent in the prior-year quarter and decreased to 1.4 percent in the first six months of fiscal 2017 from 1.5 percent in the first six months of fiscal 2016. The higher expense in the current-year quarter is primarily due to higher net expenses associated with the Company's incentive and deferred compensation programs. The lower expense for the first six months of fiscal 2017 is primarily due to lower net expenses associated with the Company's deferred compensation program.

Other (income) expense (in the Results By Business Segment) included the following:

(dollars in millions)	Three Months Ended December 31,		Six Months Ended December 31,
Expense (income)	2016	2015	2016	2015
Foreign currency transaction	$(5.9)	$13.4	$(0.9)	$8.2
Stock-based compensation	8.6	8.2	35.1	32.7
Pensions	19.0	27.1	40.5	57.0
Divestitures and asset sales and writedowns	(44.0)	(1.1)	(44.6)	(1.8)
Acquisition expenses	16.1	0.1	16.1	0.2
Other items, net	(7.8)	(12.4)	(6.6)	(9.4)
	$(14.0)	$35.3	$39.6	$86.9
Foreign currency transaction primarily relates to the impact of changes in foreign exchange rates on cash, marketable securities and other investments and intercompany transactions. The lower pension expense in the current-year quarter and first six months of fiscal 2017 is primarily due to the use of the spot yield curve approach to estimate the interest cost component of net periodic pension cost. Previously, this cost component of net periodic pension cost was estimated using a single-weighted average discount rate. Divestitures and asset sales and writedowns for the current-year quarter and first six months of fiscal 2017 includes a gain on the sale of the Company's Autoline product line. Acquisition expenses for the current-year quarter and first six months of fiscal 2017 primarily relate to the pending CLARCOR Inc. ("Clarcor) acquisition. See Note 14 to the Consolidated Financial Statements for further discussion of the gain and pending acquisition.

CONSOLIDATED BALANCE SHEET

(dollars in millions)	December 31, 2016	June 30, 2016
Cash	$2,205.0	$2,104.0
Trade accounts receivable, net	1,411.1	1,593.9
Inventories	1,241.6	1,173.3
Notes payable and long-term debt payable within one year	581.5	361.8
Shareholders’ equity	4,527.7	4,575.3
Working capital	$2,822.4	$2,841.9
Current ratio	2.16	2.20
Cash (comprised of cash and cash equivalents and marketable securities and other investments) includes $2,156 million and $2,065 million held by the Company's foreign subsidiaries at December 31, 2016 and June 30, 2016, respectively. Generally, cash and cash equivalents and marketable securities and other investments held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences. The Company's principal sources of liquidity are its cash flows provided by operating activities, commercial paper borrowings or borrowings directly from its line of credit. The Company does not believe the amount of cash held outside the U.S. will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, benefit plan funding, dividend payments or share repurchases.
Trade accounts receivable, net are receivables due from customers for sales of product. Days sales outstanding relating to trade accounts receivable was 49 days at both December 31, 2016 and June 30, 2016. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.
Inventories as of December 31, 2016 increased $68 million (which includes a decrease of $29 million from the effect of foreign currency translation) compared to June 30, 2016. The increase in inventories was in both the Diversified Industrial Segment and Aerospace Systems Segment, with approximately 40 percent of the increase occurring in the Diversified Industrial International businesses, 35 percent of the increase occurring in the Aerospace Systems Segment and 25 percent of the increase occurring in the Diversified Industrial North American businesses. Days supply of inventory was 72 days at December 31, 2016, 62 days at June 30, 2016 and 74 days at December 31, 2015.
Notes payable and long-term debt payable within one year as of December 31, 2016 increased from the June 30, 2016 amount due primarily to higher commercial paper notes outstanding.
Shareholders’ equity activity during the first six months of fiscal 2017 included a decrease of approximately $165 million as a result of share repurchases and a decrease of approximately $254 million as a result of foreign currency translation.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended December 31,
(dollars in millions)	2016	2015
Cash provided by (used in):
Operating activities	$404.2	$362.6
Investing activities	102.3	(223.3)
Financing activities	(140.7)	(225.2)
Effect of exchange rates	(66.7)	(47.3)
Net increase (decrease) in cash and cash equivalents	$299.1	$(133.2)
Cash flows provided by operating activities for the first six months of fiscal 2017 was higher than the prior-year first six months primarily due to higher net income partially offset by an increase in cash used for working capital items. The Company continues to focus on managing its inventory and other working capital requirements. Cash flows provided by operating activities includes voluntary cash contributions made to the Company's domestic qualified pension plan of $220 million and $200 million in the first six months of fiscal 2017 and prior-year first six months, respectively.

Cash flows provided by investing activities was higher in the first six months of fiscal 2017 primarily due to the impact of the sale of a product line as well as a decrease in both marketable securities and other investments activity and acquisition activity.
Cash flows used in financing activities for the first six months of fiscal 2017 includes $222 million of net commercial paper borrowings versus $357 million of net commercial paper borrowings in prior-year first six months. Cash flows used in financing activities includes repurchase activity under the Company's share repurchase program. The Company repurchased 1.3 million common shares for $165 million in the first six months of fiscal 2017 as compared to the repurchase of 3.7 million common shares for $400 million in the prior-year first six months.
The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. As a means of achieving this objective, the Company has established a financial goal of maintaining a ratio of debt to debt-shareholders’ equity of no more than 37 percent. From time to time, such as at December 31, 2016 and at June 30, 2016, fluctuations in cash flows from operations or capital deployment actions may cause the ratio of debt to debt-shareholders' equity to exceed the 37 percent goal. The Company does not believe that its ability to borrow funds at affordable interest rates will be impacted if the debt to debt-shareholders' ratio exceeds the 37 percent goal.

(dollars in millions) Debt to Debt-Shareholders’ Equity Ratio	December 31, 2016	June 30, 2016
Debt (excluding debt issuance costs)	$3,257	$3,037
Debt & Shareholders’ equity	$7,784	$7,612
Ratio	41.8%	39.9%
At December 31, 2016, the Company had a line of credit totaling $2,000 million through a multi-currency revolving credit agreement with a group of banks, $1,470 million of which was available. The credit agreement expires in October 2021; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which may increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
As of December 31, 2016, the Company was authorized to sell up to $1,850 million of short-term commercial paper notes. As of December 31, 2016, $530 million commercial paper notes were outstanding and the largest amount of commercial paper notes outstanding during the second quarter of fiscal 2017 was $624 million.
As discussed in Note 14 to the Consolidated Financial Statements, the Company has entered into a definitive agreement to acquire Clarcor for $4,300 million in cash, including the assumption of debt. The acquisition remains subject to certain closing conditions, including approval by the shareholders of Clarcor. The Company intends to pay for the Clarcor acquisition with cash and new debt.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at December 31, 2016, the most restrictive financial covenant provides that the ratio of secured debt to net tangible assets be less than 10 percent. However, the Company currently does not have secured debt in its debt portfolio. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

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
Among other factors which may affect future performance are:

•	changes in business relationships with and purchases by or from major customers, suppliers or distributors, including delays or cancellations in shipments;

•	CLARCOR's potential inability to realize anticipated benefits of the strategic supply partnership with General Electric Company;

•	disputes regarding contract terms or significant changes in financial condition, changes in contract cost and revenue estimates for new development programs, and changes in product mix;

•
ability to identify acceptable strategic acquisition targets; uncertainties surrounding timing, successful completion or integration of acquisitions and similar transactions; ability to successfully divest businesses planned for divestiture and realize the anticipated benefits of such divestitures;

•
the determination to undertake business realignment activities and the expected costs thereof and, if undertaken, the ability to complete such activities and realize the anticipated cost savings from such activities;

•	ability to implement successfully the capital allocation initiatives, including timing, price and execution of share repurchases;

•	availability, limitations or cost increases of raw material, component products and/or commodities that cannot be recovered in product pricing;

•	ability to manage costs related to insurance and employee retirement and health care benefits;

•	compliance costs associated with environmental laws and regulations;

•	potential labor disruptions;

•	threats associated with and efforts to combat terrorism and cyber-security risks;

•	uncertainties surrounding the ultimate resolution of outstanding legal proceedings, including the outcome of any appeals;

•	competitive market conditions and resulting effects on sales and pricing; and

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective.
There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION
PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2016 through October 31, 2016	134,891	$124.00	134,891	18,232,470
November 1, 2016 through November 30, 2016	125,700	$130.30	125,700	18,106,770
December 1, 2016 through December 31, 2016	119,011	$141.90	119,011	17,987,759
Total:	379,602	$131.70	379,602	17,987,759

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

10(a)
Parker-Hannifin Corporation 2016 Omnibus Stock Incentive Plan incorporated by reference to Annex B to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on September 26, 2016 (Commission File No. 1-4982).

10(b)	Parker-Hannifin Corporation Amended and Restated Savings Restoration Plan, effective January 1, 2016.*

12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2016.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended December 31, 2016 and 2015, (ii) Consolidated Statement of Income for the six months ended December 31, 2016 and 2015, (iii) Consolidated Statement of Comprehensive Income for the three months ended December 31, 2016 and 2015, (iv) Consolidated Statement of Comprehensive Income for the six months ended December 31, 2016 and 2015, (v) Consolidated Balance Sheet at December 31, 2016 and June 30, 2016, (vi) Consolidated Statement of Cash Flows for the six months ended December 31, 2016 and 2015, and (vii) Notes to Consolidated Financial Statements for the six months ended December 31, 2016.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Catherine A. Suever
Catherine A. Suever
Vice President and Controller,
Acting Chief Financial Officer
(Principal Financial Officer)

Date: February 7, 2017

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10(a)
Parker-Hannifin Corporation 2016 Omnibus Stock Incentive Plan incorporated by reference to Annex B to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on September 26, 2016 (Commission File No. 1-4982).

10(b)	Parker-Hannifin Corporation Amended and Restated Savings Restoration Plan, effective January 1, 2016.*

12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2016.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended December 31, 2016 and 2015, (ii) Consolidated Statement of Income for the six months ended December 31, 2016 and 2015, (iii) Consolidated Statement of Comprehensive Income for the three months ended December 31, 2016 and 2015, (iv) Consolidated Statement of Comprehensive Income for the six months ended December 31, 2016 and 2015, (v) Consolidated Balance Sheet at December 31, 2016 and June 30, 2016, (vi) Consolidated Statement of Cash Flows for the six months ended December 31, 2016 and 2015, and (vii) Notes to Consolidated Financial Statements for the six months ended December 31, 2016.