Form 10-Q
period 2017-03-31
PARKER HANNIFIN CORP
filed 2017-05-09
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Registrant’s telephone number, including area code: (216) 896-3000
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding at March 31, 2017 133,183,359

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net sales	$3,119,139	$2,828,665	$8,533,074	$8,403,603
Cost of sales	2,383,790	2,209,401	6,534,280	6,550,929
Gross profit	735,349	619,264	1,998,794	1,852,674
Selling, general and administrative expenses	392,036	335,908	1,051,583	1,020,788
Interest expense	42,057	33,745	109,649	103,802
Other (income), net	(13,807)	(23,382)	(90,468)	(50,438)
Income before income taxes	315,063	272,993	928,030	778,522
Income taxes	76,216	85,851	237,545	213,217
Net income	238,847	187,142	690,485	565,305
Less: Noncontrolling interest in subsidiaries' earnings	174	58	378	261
Net income attributable to common shareholders	$238,673	$187,084	$690,107	$565,044

Earnings per share attributable to common shareholders:
Basic	$1.79	$1.39	$5.17	$4.16
Diluted	$1.75	$1.37	$5.09	$4.12

Cash dividends per common share	$0.66	$0.63	$1.92	$1.89
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net income	$238,847	$187,142	$690,485	$565,305
Less: Noncontrolling interests in subsidiaries' earnings	174	58	378	261
Net income attributable to common shareholders	238,673	187,084	690,107	565,044

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment and other	83,100	130,766	(170,634)	(72,592)
Retirement benefits plan activity	35,512	28,422	105,847	85,539
Other comprehensive income (loss)	118,612	159,188	(64,787)	12,947
Less: Other comprehensive income (loss) for noncontrolling interests	301	(2)	281	(133)
Other comprehensive income (loss) attributable to common shareholders	118,311	159,190	(65,068)	13,080
Total comprehensive income attributable to common shareholders	$356,984	$346,274	$625,039	$578,124
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	(Unaudited)
	March 31, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$819,563	$1,221,653
Marketable securities and other investments	36,758	882,342
Trade accounts receivable, net	1,869,303	1,593,920
Non-trade and notes receivable	235,924	232,183
Inventories	1,538,644	1,173,329
Prepaid expenses	118,962	104,360
Total current assets	4,619,154	5,207,787
Plant and equipment	5,130,954	4,737,141
Less: Accumulated depreciation	3,185,215	3,169,041
	1,945,739	1,568,100
Deferred income taxes	65,152	605,155
Other assets	848,212	827,492
Intangible assets, net	2,338,364	922,571
Goodwill	5,508,712	2,903,037
Total assets	$15,325,333	$12,034,142
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$776,159	$361,787
Accounts payable, trade	1,209,351	1,034,589
Accrued payrolls and other compensation	376,177	382,945
Accrued domestic and foreign taxes	158,634	127,597
Other accrued liabilities	528,120	458,970
Total current liabilities	3,048,441	2,365,888
Long-term debt	5,255,156	2,652,457
Pensions and other postretirement benefits	1,787,311	2,076,143
Deferred income taxes	159,666	54,395
Other liabilities	327,033	306,581
Total liabilities	10,577,607	7,455,464
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at March 31 and June 30	90,523	90,523
Additional capital	577,562	628,451
Retained earnings	10,725,262	10,302,866
Accumulated other comprehensive (loss)	(2,292,833)	(2,227,765)
Treasury shares, at cost; 47,862,769 shares at March 31 and 47,033,896 shares at June 30	(4,358,375)	(4,218,820)
Total shareholders’ equity	4,742,139	4,575,255
Noncontrolling interests	5,587	3,423
Total equity	4,747,726	4,578,678
Total liabilities and equity	$15,325,333	$12,034,142
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$690,485	$565,305
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	142,959	143,663
Amortization	93,584	88,114
Share incentive plan compensation	60,916	53,735
Deferred income taxes	43,530	(25,925)
Foreign currency transaction loss	6,204	25,663
Loss on sale of plant and equipment	513	76
Gain on sale of businesses	(42,994)	(10,668)
Gain on sale of marketable securities	(1,032)	(535)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(45,442)	21,167
Inventories	(91,170)	53,120
Prepaid expenses	(1,329)	117,203
Other assets	1,384	(19,246)
Accounts payable, trade	101,143	(93,948)
Accrued payrolls and other compensation	(46,755)	(69,179)
Accrued domestic and foreign taxes	28,823	(10,759)
Other accrued liabilities	(21,686)	(25,209)
Pensions and other postretirement benefits	(140,154)	(75,540)
Other liabilities	10,314	(32,471)
Net cash provided by operating activities	789,293	704,566
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash acquired of $157,426 in 2017 and $3,814 in 2016)	(4,067,755)	(67,552)
Capital expenditures	(145,236)	(110,804)
Proceeds from sale of plant and equipment	8,452	14,112
Proceeds from sale of businesses	85,610	24,325
Purchases of marketable securities and other investments	(451,561)	(1,188,594)
Maturities of marketable securities and other investments	1,264,721	974,417
Other	(2,590)	(40,364)
Net cash used in investing activities	(3,308,359)	(394,460)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,095	89
Payments for common shares	(264,343)	(464,456)
Proceeds from notes payable, net	447,799	523,336
Proceeds from long-term borrowings	2,614,756	2,287
Payments for long-term borrowings	(374,794)	(220,068)
Dividends	(257,161)	(256,890)
Net cash provided by (used in) financing activities	2,168,352	(415,702)
Effect of exchange rate changes on cash	(51,376)	(40,017)
Net decrease in cash and cash equivalents	(402,090)	(145,613)
Cash and cash equivalents at beginning of year	1,221,653	1,180,584
Cash and cash equivalents at end of period	$819,563	$1,034,971
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net sales
Diversified Industrial:
North America	$1,413,302	$1,247,904	$3,701,326	$3,695,008
International	1,128,886	1,019,776	3,149,777	3,050,687
Aerospace Systems	576,951	560,985	1,681,971	1,657,908
Total net sales	$3,119,139	$2,828,665	$8,533,074	$8,403,603
Segment operating income
Diversified Industrial:
North America	$227,419	$202,180	$612,043	$568,509
International	152,995	105,161	417,708	329,823
Aerospace Systems	79,967	84,238	225,764	240,005
Total segment operating income	460,381	391,579	1,255,515	1,138,337
Corporate general and administrative expenses	45,747	42,322	120,707	126,583
Income before interest expense and other expense	414,634	349,257	1,134,808	1,011,754
Interest expense	42,057	33,745	109,649	103,802
Other expense	57,514	42,519	97,129	129,430
Income before income taxes	$315,063	$272,993	$928,030	$778,522

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2017, the results of operations for the three and nine months ended March 31, 2017 and 2016 and cash flows for the nine months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2016 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. No subsequent events have occurred that required adjustment to these financial statements.

2. New Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 also provides that only the service cost component is eligible for capitalization, when applicable. ASU 2017-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued. ASU 2017-07 should be applied retrospectively for the income statement presentation of net periodic pension cost and net periodic postretirement benefit cost and prospectively, on or after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit cost. The Company has not yet determined the effect that ASU 2017-07 will have on its financial statements.
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under the amendments in this Update, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not believe the adoption of ASU 2017-04 will have a material effect on its financial statements.
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

2. New Accounting Pronouncements, cont'd
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
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." Under ASU 2016-09, all excess tax benefits and deficiencies arising from employee share-based payment awards, and dividends on those awards, will be recognized in the income statement during the period in which they occur. ASU 2016-09 allows companies to make an accounting policy election to estimate forfeitures, as required today, or record them when they occur and allows companies to withhold an amount up to the maximum statutory tax rate without causing the award to be classified as a liability. Within the statement of cash flows, ASU 2016-09 requires excess tax benefits to be classified as an operating activity and cash payments to tax authorities in connection with shares withheld to be classified as a financing activity. The Company adopted ASU 2016-09 in the first quarter of fiscal 2017. In fiscal 2017, the Company applied the recognition of the excess tax benefits and deficiencies requirement on a prospective basis and recognized a discrete income tax benefit, which was recorded as a reduction to income tax expense, of $13,664 and $30,763 for the three and nine months ended March 31, 2017, respectively. Prior to the adoption of ASU 2016-09, this excess tax benefit was recorded as an increase to additional capital. The cash flow classification requirements of ASU 2016-09 were applied retrospectively. As a result, for the nine months ended March 31, 2016 cash flows from operating activities was increased by $23,067 and cash flows from financing activities was decreased by $23,067. The Company elected to continue to estimate forfeitures expected to occur rather than electing to account for forfeitures as they occur. The other provisions of ASU 2016-09 related to accounting for income taxes and minimum statutory share withholding tax requirements had no impact on the Company's financial statements.
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

2. New Accounting Pronouncements, cont'd
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

3. Acquisitions and divestiture

Acquisitions - During the first nine months of fiscal 2017, the Company completed three acquisitions, including the acquisition of a 100 percent equity interest in CLARCOR Inc ("Clarcor") for approximately $4,110 million in cash, including the assumption of debt. The remaining disclosures in Note 3 pertain only to Clarcor as the other two acquisitions completed during the first nine months of fiscal 2017 were deemed immaterial for further disclosure.

Clarcor is a major manufacturer of filtration products under more than a dozen respected brands including CLARCOR, Baldwin, Fuel Manager, PECOFacet, Airguard, Altair, BHA, Clearcurrent, Clark Filter, Hastings, United Air Specialists, Keddeg and Purolator. Clarcor had annual sales of approximately $1,400 million for its fiscal 2016. For segment reporting purposes, Clarcor will be part of the Diversified Industrial Segment.

The Company believes that Clarcor is a highly complementary acquisition that provides the Company with additional proprietary media, industrial and process filtration products and technologies, as well as a broad portfolio of replacement filters. The acquisition of Clarcor also offers significant expected operating synergies.

The Clarcor assets acquired and liabilities assumed will be recognized at their respective fair values as of the acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The following presents the preliminary estimated fair values of Clarcor's assets acquired and liabilities assumed on the acquisition date. These preliminary estimates are based on available information and will be revised during the measurement period, not to exceed 12 months, as third-party valuations are finalized, additional information becomes available and as additional analysis is performed. Such revisions may have a material impact on the Company's results of operations and financial position.

3. Acquisitions and divestiture, cont'd

February 28, 2017
Assets:
Cash and cash equivalents	$145,491
Accounts receivable	249,045
Inventories	278,060
Prepaid expenses	13,903
Plant and equipment	373,698
Deferred income taxes	4,558
Other assets	8,367
Intangible assets	1,497,280
Goodwill	2,649,456
5,219,858
Liabilities:
Notes payable	20,162
Accounts payable, trade	82,436
Accrued payrolls and other compensation	42,653
Accrued domestic and foreign taxes	4,379
Other accrued liabilities	79,066
Long-term debt	288,336
Pensions and other postretirement benefits	33,928
Deferred income taxes	542,698
Other liabilities	13,878
Noncontrolling interests	1,843
1,109,379
Net assets acquired	$4,110,479

Goodwill is calculated as the excess of the purchase price over the net assets acquired and is not deductible for tax purposes. With respect to the Clarcor acquisition, goodwill represents cost synergies and enhancements to the Company's existing filtration technologies. See Note 11 for additional information about intangible assets.

The Company's results of operations for the first nine months of fiscal 2017 include Clarcor's results of operations from the date of acquisition, February 28, 2017, through March 31, 2017. Net sales and segment operating (loss) attributable to Clarcor during this period was $135,986 and $(13,582), respectively.

The following unaudited pro forma information gives effect to the Company's acquisition of Clarcor as if the acquisition had occurred on July 1, 2015 and Clarcor had been included in the Company's results of operations for the first nine months of fiscal 2017 and the twelve months ended June 30, 2016.

	Nine months ended	Twelve months ended
	March 31, 2017	June 30, 2016

Net sales	$9,562,307	$12,772,097
Net income attributable to common shareholders	754,323	780,421
Diluted earnings per share	5.57	5.70

3. Acquisitions and divestiture, cont'd

The unaudited pro forma financial information in the table above includes adjustments related to amortization expense, depreciation, interest expense and transaction costs incurred as well as adjustments to cost of sales for the step-up in inventory to estimated acquisition-date fair value and related income tax effects and is based on a preliminary purchase price allocation using currently available information. Transaction costs incurred and the adjustment to cost of sales for the step-up in inventory to estimated acquisition-date fair value are considered to be non-recurring. Adjustments for non-recurring items increased pro forma net income attributable to common shareholders by $72,006 for the nine months ended March 31, 2017 and decreased pro forma net income attributable to common shareholders by $29,106 for the twelve months ended June 30, 2016. The unaudited pro forma financial information does not give effect to any synergies, operating efficiencies or cost savings that may result from the Clarcor acquisition.

Divestiture - During the second quarter of fiscal 2017, the Company divested its Autoline product line, which was part of the Diversified Industrial Segment. The operating results and net assets of the Autoline product line were immaterial to the Company's consolidated results of operations and financial position. The Company recorded a net pre-tax gain in the second quarter of fiscal 2017 of approximately $45 million related to the divestiture. The gain is reflected in the other (income), net caption in the Consolidated Statement of Income and the other expense caption in the Business Segment Information for the nine months ended March 31, 2017.

4. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Numerator:
Net income attributable to common shareholders	$238,673	$187,084	$690,107	$565,044
Denominator:
Basic - weighted average common shares	133,232,378	134,809,610	133,410,622	135,675,823
Increase in weighted average common shares from dilutive effect of equity-based awards	2,870,596	1,743,159	2,116,573	1,636,025
Diluted - weighted average common shares, assuming exercise of equity-based awards	136,102,974	136,552,769	135,527,195	137,311,848
Basic earnings per share	$1.79	$1.39	$5.17	$4.16
Diluted earnings per share	$1.75	$1.37	$5.09	$4.12
For the three months ended March 31, 2017 and 2016, 717 and 3,087,061 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended March 31, 2017 and 2016, 1,608,245 and 3,062,752 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earning per share because the effect of their exercise would be anti-dilutive.

5. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury stock. During the three-month period ended March 31, 2017, the Company repurchased 332,113 shares at an average price, including commissions, of $150.55 per share. During the nine-month period ended March 31, 2017, the Company repurchased 1,661,459 shares at an average price, including commissions, of $129.22 per share.

6. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor. Allowance for doubtful accounts was $15,719 and $8,010 at March 31, 2017 and June 30, 2016, respectively.

7. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2017	June 30, 2016
Notes receivable	$105,865	$102,400
Accounts receivable, other	130,059	129,783
Total	$235,924	$232,183

8. Inventories

The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2017	June 30, 2016
Finished products	$616,363	$458,657
Work in process	736,697	639,907
Raw materials	185,584	74,765
Total	$1,538,644	$1,173,329

9. Business realignment charges
The Company incurred business realignment charges in fiscal 2017 and fiscal 2016.
Business realignment charges presented in the Business Segment Information are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Diversified Industrial	$14,605	$24,406	$32,164	$67,405
Aerospace Systems	1,713	624	2,796	2,604
Corporate general and administrative expenses	—	2,049	—	2,129
Other expense	—	—	—	116
Work force reductions in connection with such business realignment charges in the Business Segment Information are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Diversified Industrial	312	875	642	2,929
Aerospace Systems	52	15	89	81
Corporate general and administrative expenses	—	50	—	52
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
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Cost of sales	$10,342	$21,628	$24,968	$54,559
Selling, general and administrative expenses	5,976	5,451	9,992	17,579
Other (income), net	—	—	—	116
As of March 31, 2017, approximately $12 million in severance payments had been made relating to charges incurred during fiscal 2017, the remainder of which are expected to be paid by March 31, 2018. Severance payments relating to prior-year actions are being made as required. Remaining severance payments related to current-year and prior-year actions of approximately $28 million are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the realignment actions described above, the timing and amount of which are not known at this time.

10. Equity

Changes in equity for the three months ended March 31, 2017 and 2016 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$4,527,709	$3,269	$4,530,978
Net income	238,673	174	238,847
Other comprehensive income	118,311	301	118,612
Dividends paid	(88,171)	—	(88,171)
Stock incentive plan activity	(4,383)	—	(4,383)
Acquisition activity	—	1,843	1,843
Shares purchased at cost	(50,000)	—	(50,000)
Balance at March 31, 2017	$4,742,139	$5,587	$4,747,726

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$4,799,406	$3,315	$4,802,721
Net income	187,084	58	187,142
Other comprehensive income (loss)	159,190	(2)	159,188
Dividends paid	(85,182)	—	(85,182)
Stock incentive plan activity	13,114	—	13,114
Shares purchased at cost	(50,000)	—	(50,000)
Balance at March 31, 2016	$5,023,612	$3,371	$5,026,983

10. Equity, cont'd

Changes in equity for the nine months ended March 31, 2017 and 2016 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2016	$4,575,255	$3,423	$4,578,678
Net income	690,107	378	690,485
Other comprehensive income (loss)	(65,068)	281	(64,787)
Dividends paid	(256,823)	(338)	(257,161)
Stock incentive plan activity	13,360	—	13,360
Acquisition activity	—	1,843	1,843
Shares purchased at cost	(214,692)	—	(214,692)
Balance at March 31, 2017	$4,742,139	$5,587	$4,747,726

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2015	$5,104,287	$3,282	$5,107,569
Net income	565,044	261	565,305
Other comprehensive income (loss)	13,080	(133)	12,947
Dividends paid	(256,851)	(39)	(256,890)
Stock incentive plan activity	48,052	—	48,052
Shares purchased at cost	(450,000)	—	(450,000)
Balance at March 31, 2016	$5,023,612	$3,371	$5,026,983

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the nine months ended March 31, 2017 and 2016 are as follows:

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2016	$(844,121)	$(1,383,644)	$(2,227,765)
Other comprehensive (loss) before reclassifications	(169,883)	—	(169,883)
Amounts reclassified from accumulated other comprehensive (loss)	(1,032)	105,847	104,815
Balance at March 31, 2017	$(1,015,036)	$(1,277,797)	$(2,292,833)

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2015	$(641,018)	$(1,097,600)	$(1,738,618)
Other comprehensive (loss) before reclassifications	(71,989)	—	(71,989)
Amounts reclassified from accumulated other comprehensive (loss)	(470)	85,539	85,069
Balance at March 31, 2016	$(713,477)	$(1,012,061)	$(1,725,538)

10. Equity, cont'd

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three and nine months ended March 31, 2017 and 2016 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Nine Months Ended
	March 31, 2017	March 31, 2017
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,735)	$(5,202)	See Note 12
Recognized actuarial loss	(53,727)	(159,946)	See Note 12
Total before tax	(55,462)	(165,148)
Tax benefit	19,950	59,301	Income taxes
Net of tax	$(35,512)	$(105,847)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Nine Months Ended
	March 31, 2016	March 31, 2016
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,842)	$(5,528)	See Note 12
Recognized actuarial loss	(42,714)	(128,538)	See Note 12
Total before tax	(44,556)	(134,066)
Tax benefit	16,134	48,527	Income taxes
Net of tax	$(28,422)	$(85,539)

11. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the nine months ended March 31, 2017 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2016	$2,804,403	$98,634	$2,903,037
Acquisitions	2,677,271	—	2,677,271
Divestitures	(22,618)	—	(22,618)
Foreign currency translation and other	(48,966)	(12)	(48,978)
Balance at March 31, 2017	$5,410,090	$98,622	$5,508,712
Acquisitions represent the original goodwill allocation and final adjustments to purchase price allocations during the measurement period subsequent to the applicable acquisition dates (see Note 3 for further discussion).
Divestitures primarily represent goodwill associated with the sale of a product line during the first nine months of fiscal 2017 (see Note 3 for further discussion).

11. Goodwill and intangible assets, cont'd
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	March 31, 2017		June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$258,979	$94,826	$150,914	$95,961
Trademarks	588,978	188,117	340,805	179,156
Customer lists and other	2,477,945	704,595	1,362,521	656,552
Total	$3,325,902	$987,538	$1,854,240	$931,669
Total intangible amortization expense for the nine months ended March 31, 2017 was $87,724. The estimated amortization expense for the five years ending June 30, 2017 through 2021 is $138,099, $220,921, $214,725, $207,500 and $199,525, respectively.
The following is a summary of the identifiable intangible assets acquired as part of the Clarcor acquisition, the fair values of which were determined using an income valuation approach. The weighted-average life is based on the Company's historical experience. The fair value of the identifiable intangible assets is subject to change upon completion of the final valuation, some of which may be material.

	Fair value	Weighted-Average Life
Patents	$113,760	18 years
Trademarks	251,600	12 years
Customer lists and other	1,131,920	11 years
Total	$1,497,280	12 years
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the nine months ended March 31, 2017.

12. Retirement benefits
Net pension benefit cost recognized included the following components:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Service cost	$23,632	$23,680	$70,971	$71,199
Interest cost	31,734	45,138	93,202	136,872
Special termination cost	—	—	—	7,088
Expected return on plan assets	(59,480)	(55,418)	(177,277)	(166,633)
Amortization of prior service cost	1,702	1,868	5,101	5,606
Amortization of net actuarial loss	52,805	42,573	158,557	127,841
Amortization of initial net obligation	4	4	14	12
Net pension benefit cost	$50,397	$57,845	$150,568	$181,985
During the three months ended March 31, 2017 and 2016, the Company recognized $1,034 and $1,001, respectively, in expense related to other postretirement benefits. During the nine months ended March 31, 2017 and 2016, the Company recognized $3,266 and $7,696, respectively, in expense related to other postretirement benefits.

12. Retirement benefits, cont'd
During the nine months ended March 31, 2016, the Company provided enhanced retirement benefits in connection with a plant closure, which resulted in an increase in net pension benefit cost of $7,088 and an increase in expense related to other postretirement benefits of $4,521.
Beginning in fiscal 2017, the Company changed the method used to estimate the service and interest cost components of net periodic pension and other postretirement benefit costs. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant cash outflows. Previously, these costs were determined using a single-weighted average discount rate. The change does not affect the measurement of the Company's benefit obligations. The new method provides a more precise measure of service and interest costs by improving the correlation between projected benefit cash flows and the discrete spot yield curve rates and is accounted for as a change in estimate prospectively beginning the first quarter of fiscal 2017. As a result of the method change, net pension benefit cost for the current-year quarter and first nine months of fiscal 2017 is lower than the prior-year quarter and first nine months of fiscal 2016 by approximately $8 million and $25 million, respectively,

13. Debt

During the current-year quarter, the Company issued the following long-term debt:

Notional Amount
Senior notes 3.25%, due 2027	$700,000
Senior notes 4.10%, due 2047	$600,000
Term loan Libor plus 100 bps, due 2020	$500,000
Senior notes 1.125%, due 2025	€700,000
Term loan Libor plus 150 bps, due 2022	€100,000

Interest payments are paid semi-annually for the Senior notes due 2027 and 2047, paid annually for the Senior notes due 2025 and are generally paid quarterly for the term loans. Total debt issuance costs were approximately $27,515 and will be amortized over the respective debt terms. The Company primarily used the net proceeds from all debt issuances for the Clarcor acquisition (see Note 3 for further discussion).

14. Income taxes
The Company and its subsidiaries file income tax returns in the United States and in various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is open to assessment of its federal income tax returns by the U.S. Internal Revenue Service for fiscal years after 2011, and its state and local returns for fiscal years after 2011. The Company is also open to assessment for foreign jurisdictions for fiscal years after 2007. Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements.
As of March 31, 2017, the Company had gross unrecognized tax benefits of $141,931. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $85,293. If recognized, a significant portion of the gross unrecognized tax benefits would be offset against an asset currently recorded in the Consolidated Balance Sheet. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, is $14,770. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $100,000 as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.

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
Marketable securities and other investments include deposits, which are recorded at cost, and investments classified as available-for-sale, which are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive (loss). Gross unrealized gains and losses were not material as of March 31, 2017 and June 30, 2016. All of the available-for-sale investments in an unrealized loss position have been in that position for less than 12 months. There were no facts or circumstances that indicated the unrealized losses were other than temporary.
The contractual maturities of available-for-sale investments at March 31, 2017 and June 30, 2016 are as follows:

	March 31, 2017		June 30, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$325	$327	$29,960	$29,990
One to three years	7,870	7,917	144,100	144,625
Above three years	2,018	2,024	34,276	34,275
Actual maturities of available-for-sale investments may differ from their contractual maturities as the Company has the ability to liquidate the available-for-sale investments after giving appropriate notice to the issuer.
The carrying value of long-term debt and estimated fair value of long-term debt are as follows:

	March 31, 2017	June 30, 2016
Carrying value of long-term debt	$5,327,952	$2,733,140
Estimated fair value of long-term debt	5,517,317	3,133,989
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
The Company’s Senior Notes due 2025, Euro bonds, which matured in November 2015, and Japanese Yen credit facility, which matured in March 2017, have each been designated as a hedge of the Company’s net investment in certain foreign subsidiaries. The translation of the Senior Notes due 2025, Euro bonds and Japanese Yen credit facility into U.S. dollars is recorded in accumulated other comprehensive (loss) and remains there until the underlying net investment is sold or substantially liquidated.
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.

15. Financial instruments, cont'd
The following summarizes the location and fair value of significant derivative financial instruments reported in the Consolidated Balance Sheet as of March 31, 2017 and June 30, 2016:

	Balance Sheet Caption	March 31, 2017	June 30, 2016
Net investment hedges
Cross-currency swap contracts	Other assets	$30,775	$24,771
Cash flow hedges
Costless collar contracts	Non-trade and notes receivable	670	—
Costless collar contracts	Other accrued liabilities	5,786	8,368

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
Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income for the three and nine months ended March 31, 2017 and 2016 were not material.

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Cross-currency swap contracts	$(1,278)	$10,934	$3,741	$3,140
Foreign denominated debt	(11,009)	(2,131)	(11,005)	2,202
There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor was any portion of these financial instruments excluded from the effectiveness testing, during the nine months ended March 31, 2017 and 2016.

15. Financial instruments, cont'd
A summary of financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2017 and June 30, 2016 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$2,302	$2,302	$—	$—
Corporate bonds	5,587	5,587	—	—
Asset-backed and mortgage-backed securities	4,680	—	4,680	—
Derivatives	34,799	—	34,799	—
Investments measured at net asset value	6,599
Liabilities:
Derivatives	9,600	—	9,600	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$1,296	$1,296	$—	$—
Government bonds	15,764	15,764	—	—
Corporate bonds	184,380	184,380	—	—
Asset-backed and mortgage-backed securities	8,746	—	8,746	—
Derivatives	25,303	—	25,303	—
Investments measured at net asset value	361,770
Liabilities:
Derivatives	13,028	—	13,028	—
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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017
AND COMPARABLE PERIODS ENDED MARCH 31, 2016
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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	March 31, 2017	December 31, 2016	June 30, 2016
United States	57.2	54.5	52.8
Eurozone countries	56.2	54.9	52.8
China	51.2	51.9	48.6
Brazil	49.6	45.2	43.2
Global aircraft miles flown increased by approximately five percent and revenue passenger miles increased approximately seven percent from their comparable fiscal 2016 levels. The Company anticipates that U.S. Department of Defense spending with regard to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2017 will be approximately seven percent higher than the comparable fiscal 2016 level.
Housing starts in March 2017 were approximately nine percent higher than housing starts in March 2016 and approximately two percent higher than housing starts in June 2016.
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
Acquisitions will be considered from time to time to the extent there is a strong strategic fit, while at the same time, maintaining the Company’s strong financial position. In addition, the Company will continue to assess its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations. See Note 3 to the Consolidated Financial Statements for further discussion of acquisitions and divestitures.
The discussion below is structured to separately discuss the Consolidated Statement of Income, Results by Business Segment, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2017	2016	2017	2016
Net sales	$3,119.1	$2,828.7	$8,533.1	$8,403.6
Gross profit	$735.3	$619.3	$1,998.8	$1,852.7
Gross profit margin	23.6%	21.9%	23.4%	22.0%
Selling, general and administrative expenses	$392.0	$335.9	$1,051.6	$1,020.8
Selling, general and administrative expenses, as a percent of sales	12.6%	11.9%	12.3%	12.1%
Interest expense	$42.1	$33.7	$109.6	$103.8
Other (income), net	$(13.8)	$(23.4)	$(90.5)	$(50.4)
Effective tax rate	24.2%	31.4%	25.6%	27.4%
Net income	$238.8	$187.1	$690.5	$565.3
Net income, as a percent of sales	7.7%	6.6%	8.1%	6.7%

Net sales for the current-year quarter increased from the prior-year quarter primarily due to higher sales in both the Diversified Industrial and Aerospace Systems Segments. Net sales for the first nine months of fiscal 2017 increased primarily due to higher sales in the Diversified Industrial International businesses and the Aerospace Systems Segment. The effect of currency rate changes decreased net sales by approximately $29 million in the current-year quarter ($25 million of which was attributable to the Diversified Industrial International businesses) and $64 million for the first nine months of fiscal 2017 ($50 million of which was attributable to the Diversified Industrial International businesses). Acquisitions made in the last 12 months contributed approximately $159 million and $176 million in sales in the current-year quarter and first nine months of fiscal 2017, respectively.
Gross profit margin increased in the current-year quarter and first nine months of fiscal 2017 primarily due to lower operating expenses resulting from the Company's Simplification initiative and prior-year restructuring activities, primarily experienced in the Diversified Industrial Segment, partially offset by lower margins in the Aerospace Systems Segment. Foreign currency transaction (loss) (primarily relating to cash, marketable securities and other investments and intercompany transactions) included in cost of sales for the current-year quarter and prior-year quarter were $(7.1) million and $(17.5) million, respectively, and $(6.2) million and $(25.7) million for the first nine months of fiscal 2017 and 2016, respectively. Pension cost included in cost of sales for the current-year quarter and prior-year quarter were $34.6 million and $40.3 million, respectively, and $101.8 million and $128.1 million for the first nine months of fiscal 2017 and 2016, respectively. Cost of sales for the current-year quarter and prior-year quarter also included business realignment charges of $10.3 million and $21.6 million, respectively, and $25.0 million and $54.6 million for the first nine months of fiscal 2017 and 2016, respectively.
Selling, general and administrative expenses increased for the current-year quarter and first nine months of fiscal 2017 primarily due to higher amortization expense resulting from current-year acquisitions and higher acquisition expenses partially offset by lower expenses resulting from the Company's Simplification initiative, lower professional services expenses and lower expenses associated with the Company's deferred compensation program. Pension cost included in selling, general and administrative expenses for the current-year quarter and prior-year quarter were $16.4 million and $18.2 million, respectively, and $48.6 million and $55.8 million for the first nine months of fiscal 2017 and 2016, respectively. Business realignment charges included in selling, general and administrative expenses were $6.0 million and $5.5 million for the current-year quarter and prior-year quarter, respectively, and $10.0 million and $17.6 million for the first nine months of fiscal 2017 and 2016, respectively.

Interest expense for the current-year quarter increased primarily due to higher weighted-average borrowings partially offset by lower weighted-average interest rates. Interest expense increased for the first nine months of fiscal 2017 primarily due to higher weighted-average borrowings and higher weighted-average interest rates.
Other (income), net in the current-year quarter and first nine months of fiscal 2017 includes income of $10.9 million and $30.0 million, respectively, related to equity method investments compared to $6.1 million and $16.7 million for the prior-year quarter and first nine months of fiscal 2016, respectively. Other (income), net includes a gain related to the sale of a product line of approximately $45 million in first nine months of fiscal 2017 and $11.5 million in the prior-year quarter and first nine months of fiscal 2016.
Effective tax rate for the current-year quarter and first nine months of fiscal 2017 was lower than the comparable prior-year periods primarily due to a net decrease in estimated tax related to international activities and a net increase in discrete tax benefits. The Company expects the effective tax rate for fiscal 2017 will be approximately 27.0 percent.
RESULTS BY BUSINESS SEGMENT
Diversified Industrial Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2017	2016	2017	2016
Net sales
North America	$1,413.3	$1,247.9	$3,701.3	$3,695.0
International	1,128.9	1,019.8	3,149.8	3,050.7
Operating income
North America	227.4	202.2	612.0	568.5
International	$153.0	$105.2	$417.7	$329.8
Operating margin
North America	16.1%	16.2%	16.5%	15.4%
International	13.6%	10.3%	13.3%	10.8%
Backlog	$1,969.1	$1,518.6	$1,969.1	$1,518.6

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period versus the comparable prior-year period:

	Period Ending March 31,
	Three Months	Nine Months
Diversified Industrial North America – as reported	13.3%	0.2%
Acquisitions	9.7%	3.3%
Currency	(0.2)%	(0.4)%
Diversified Industrial North America – without acquisitions and currency	3.8%	(2.7)%

Diversified Industrial International – as reported	10.7%	3.2%
Acquisitions	3.7%	1.8%
Currency	(2.5)%	(1.6)%
Diversified Industrial International – without acquisitions and currency	9.5%	3.0%

Total Diversified Industrial Segment – as reported	12.1%	1.6%
Acquisitions	7.0%	2.6%
Currency	(1.3)%	(0.9)%
Total Diversified Industrial Segment – without acquisitions and currency	6.4%	(0.1)%
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
Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial North American sales increased for the current-year quarter primarily due to higher demand from distributors and end-users in the oil and gas and construction equipment markets, partially offset by lower demand from end-users in the car and light truck, heavy-duty truck and life sciences markets. Sales decreased for the first nine months of fiscal 2017 primarily due to lower demand from end-users in most markets, partially offset by higher demand from distributors. The markets that experienced the largest decline in end-user demand for the first nine months of 2017 were the heavy-duty truck, car and light truck, oil and gas, life sciences, construction equipment and general industrial machinery markets.
Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial International sales for the current-year quarter increased from the prior-year quarter primarily due to higher volume in all regions. For the first nine months of fiscal 2017, Diversified Industrial International sales increased compared to the first nine months of fiscal 2016 primarily due to higher volume in the Asia Pacific and Latin America regions, partially offset by lower volume in Europe. Within the Asia Pacific and Latin America regions, higher demand was experienced from distributors and end-users in the construction equipment and semiconductor markets during the current-year quarter and first nine months of fiscal 2017. The increase in current-year quarter sales within Europe reflects higher demand from distributors and end-users in the construction equipment market, partially offset by a decrease in demand in the industrial machinery and marine markets. Sales for the first nine months of fiscal 2017 within Europe were lower primarily due to lower demand from distributors and end-users in the industrial machinery, oil and gas and marine markets, partially offset by higher demand in the construction equipment market.
Operating margins in the Diversified Industrial North American businesses for the current-year quarter were relatively unchanged from the prior-year quarter as the impact of the higher sales volume and lower operating expenses resulting from prior-year restructuring activities and the Company's Simplification initiative were offset by acquisition-related expenses and higher amortization expense. Operating margins in the Diversified Industrial North American businesses for the first nine months of fiscal 2017 were higher than the comparable prior-year period primarily as a result of a favorable product mix and lower operating expenses resulting from prior-year restructuring activities and the Company's Simplification initiative more than offsetting the impact of the lower sales volume and acquisition-related expenses and higher amortization expense.

The increase in operating margins in the Diversified Industrial International businesses for the current-year quarter and first nine months of fiscal 2017 was primarily due to the higher sales volume, lower operating expenses resulting from prior-year restructuring activities and the Company's Simplification initiative, resulting in manufacturing efficiencies.

The following business realignment expenses are included in Diversified Industrial North American and Diversified Industrial International operating income:

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2017	2016	2017	2016
Diversified Industrial North America	$4.0	$8.5	$10.0	$25.5
Diversified Industrial International	10.6	15.9	22.1	41.9

The business realignment charges primarily consist of severance costs related to actions taken under the Company's Simplification initiative implemented by operating units throughout the world as well as plant closures. The majority of the Diversified Industrial International business realignment charges were incurred in Europe. The Company anticipates that cost savings realized from the work force reduction measures taken during the first nine months of fiscal 2017 will increase annual operating income in the Diversified Industrial North American businesses by one percent in fiscal 2017 and two percent in fiscal 2018 and will increase operating income in the Diversified Industrial International businesses by one percent in fiscal 2017 and three percent in fiscal 2018. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Diversified Industrial Segment. Such actions are expected to result in approximately $12 million of additional business realignment charges in the remainder of fiscal 2017.
Diversified Industrial Segment backlog increased from the prior-year quarter and the June 30, 2016 amount of $1,455.3 million as orders exceeded shipments in both the North American and International businesses. Backlog from current-year acquisitions also contributed to the increase in backlog, the majority of which is in the North American businesses. Within the International businesses, backlog in Europe represented approximately 21 percent and 22 percent of the increase from the prior-year quarter and the June 30, 2016 amount, respectively, and the Asia Pacific region represented approximately 16 percent and 13 percent of the increase from the prior-year quarter and the June 30, 2016 amount, respectively. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. The Company anticipates Diversified Industrial North American sales for fiscal 2017 will increase between seven percent and nine percent from their fiscal 2016 level and Diversified Industrial International sales for fiscal 2017 will increase between five percent and seven percent from their fiscal 2016 level. Diversified Industrial North American operating margins in fiscal 2017 are expected to range from 16.1 percent to 16.3 percent and Diversified Industrial International operating margins in fiscal 2017 are expected to range from 13.2 percent to 13.4 percent. These sales and operating margin amounts include the contribution from current-year acquisitions.
Aerospace Systems Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2017	2016	2017	2016
Net sales	$577.0	$561.0	$1,682.0	$1,657.9
Operating income	$80.0	$84.2	$225.8	$240.0
Operating margin	13.9%	15.0%	13.4%	14.5%
Backlog	$1,695.2	$1,794.9	$1,695.2	$1,794.9
The increase in net sales in the Aerospace Systems Segment for the current-year quarter and first nine months of fiscal 2017 was primarily due to higher volume in the commercial and military aftermarket businesses and the military original equipment manufacturer (OEM) business, partially offset by lower volume in the commercial OEM business. The lower operating margin for the current-year quarter and first nine months of fiscal 2017 was primarily due to higher development, warranty and business realignment expenses, partially offset by higher aftermarket profitability and lower operating expenses. The absence of favorable contract settlements that occurred in the prior-year quarter and first nine of fiscal 2016 also contributed to the decline in operating margin.

The decrease in backlog from the prior-year quarter is due to shipments exceeding orders in the commercial and military OEM businesses, partially offset by orders exceeding shipments in the commercial and military aftermarket businesses. The decrease in backlog from the June 30, 2016 amount of $1,761.7 million was primarily due to shipments exceeding orders in the commercial and military OEM businesses, partially offset by orders exceeding shipments in the commercial and military aftermarket businesses. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. For fiscal 2017, sales are expected to range from being flat to increasing two percent from the fiscal 2016 level and operating margins are expected to range from 14.4 percent to 14.6 percent. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.
Corporate general and administrative expenses
Corporate general and administrative expenses were $45.7 million in the current-year quarter compared to $42.3 million in the comparable prior-year quarter and were $120.7 million for the first nine months of fiscal 2017 compared to $126.6 million for the first nine months of fiscal 2016. As a percent of sales, corporate general and administrative expenses were 1.5 percent in both the current-year quarter and prior-year quarter and decreased to 1.4 percent in the first nine months of fiscal 2017 from 1.5 percent in the first nine months of fiscal 2016. The primary drivers for the change in corporate general and administrative expenses between the current-year quarter and first nine months of fiscal 2017 as compared to the respective prior-year periods were higher expense associated with environmental remediation and research and development and lower net expenses associated with the Company's incentive and deferred compensation programs.

Other expense (in the Results By Business Segment) included the following:

(dollars in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
Expense (income)	2017	2016	2017	2016
Foreign currency transaction	$7.0	$17.5	$6.2	$25.7
Stock-based compensation	8.4	8.5	43.6	41.2
Pensions	19.5	26.8	59.9	83.9
Divestitures and asset sales and writedowns	1.0	(9.6)	(43.5)	(11.4)
Acquisition expenses	20.5	—	36.6	—
Other items, net	1.1	(0.7)	(5.7)	(10.0)
	$57.5	$42.5	$97.1	$129.4
Foreign currency transaction primarily relates to the impact of changes in foreign exchange rates on cash, marketable securities and other investments and intercompany transactions. The lower pension expense in the current-year quarter and first nine months of fiscal 2017 is primarily due to the use of the spot yield curve approach to estimate the interest cost component of net periodic pension cost. Previously, this cost component of net periodic pension cost was estimated using a single-weighted average discount rate. Divestitures and asset sales and writedowns for the first nine months of fiscal 2017 includes a gain on the sale of the Company's Autoline product line. Acquisition expenses for the current-year quarter and first nine months of fiscal 2017 primarily relate to the CLARCOR Inc. ("Clarcor") acquisition. See Note 3 to the Consolidated Financial Statements for further discussion of the gain and the Clarcor acquisition.

CONSOLIDATED BALANCE SHEET

(dollars in millions)	March 31, 2017	June 30, 2016
Cash	$856.3	$2,104.0
Trade accounts receivable, net	1,869.3	1,593.9
Inventories	1,538.6	1,173.3
Deferred income tax asset	65.2	605.2
Intangible assets	2,338.4	922.6
Goodwill	5,508.7	2,903.0
Notes payable and long-term debt payable within one year	776.2	361.8
Long-term debt	5,255.2	2,652.5
Shareholders’ equity	4,742.1	4,575.3
Working capital	$1,570.7	$2,841.9
Current ratio	1.52	2.20
Cash (comprised of cash and cash equivalents and marketable securities and other investments) includes $831 million and $2,065 million held by the Company's foreign subsidiaries at March 31, 2017 and June 30, 2016, respectively. Generally, cash and cash equivalents and marketable securities and other investments held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences. However, during the current-year quarter, the Company repatriated $1,774 million in cash from its foreign subsidiaries without an adverse tax consequence. The Company's principal sources of liquidity are its cash flows provided by operating activities, commercial paper borrowings or borrowings directly from its line of credit. The Company does not believe the amount of cash held outside the U.S. will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, benefit plan funding, dividend payments or share repurchases.
Trade accounts receivable, net are receivables due from customers for sales of product. Days sales outstanding relating to trade accounts receivable was 55 days at March 31, 2017 and 49 days at June 30, 2016. The increase in days sales outstanding at March 31, 2017 was primarily due to receivables acquired as part of the Clarcor acquisition. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.
Inventories as of March 31, 2017 increased $365 million (which includes an increase of $290 million from acquisitions and a decrease of $16 million from the effect of foreign currency translation) compared to June 30, 2016. Excluding the effect of acquisitions and foreign currency translation, the increase in inventories was in both the Diversified Industrial Segment and Aerospace Systems Segment, with approximately 50 percent of the increase occurring in the Diversified Industrial International businesses, 35 percent of the increase occurring in the Aerospace Systems Segment and 15 percent of the increase occurring in the Diversified Industrial North American businesses. Days supply of inventory was 69 days at March 31, 2017, 62 days at June 30, 2016 and 69 days at March 31, 2016.
Deferred income tax asset as of March 31, 2017 decreased compared to June 30, 2016 primarily as a result of the Clarcor acquisition.
Intangible assets and goodwill as of March 31, 2017 both increased compared to June 30, 2016 primarily due to current-year acquisitions. Refer to Notes 3 and 11 to the Consolidated Financial Statements for further discussion.
Notes payable and long-term debt payable within one year and long-term debt as of March 31, 2017 increased from the June 30, 2016 amounts due primarily to new debt issuances as well as higher commercial paper notes outstanding. Refer to Note 13 to the Consolidated Financial Statements for further discussion of the debt issuances.
Shareholders’ equity activity during the first nine months of fiscal 2017 included a decrease of approximately $215 million as a result of share repurchases and a decrease of approximately $171 million as a result of foreign currency translation.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended March 31,
(dollars in millions)	2017	2016
Cash provided by (used in):
Operating activities	$789.3	$704.6
Investing activities	(3,308.4)	(394.5)
Financing activities	2,168.4	(415.7)
Effect of exchange rates	(51.4)	(40.0)
Net (decrease) in cash and cash equivalents	$(402.1)	$(145.6)
Cash flows provided by operating activities for the first nine months of fiscal 2017 was higher than the prior-year first nine months primarily due to higher net income partially offset by an increase in cash used for working capital items. The Company continues to focus on managing its inventory and other working capital requirements. Cash flows provided by operating activities includes voluntary cash contributions made to the Company's domestic qualified pension plan of $220 million and $200 million in the first nine months of fiscal 2017 and prior-year first nine months, respectively.
Cash flows used in investing activities was higher in the first nine months of fiscal 2017 primarily due to an increase in acquisition activity, partially offset by the impact of the sale of a product line as well as a net decrease in the balance of marketable securities and other investments.
Cash flows provided by in financing activities for the first nine months of fiscal 2017 included the issuance of approximately $2,646 million of notional borrowings of long-term debt (refer to Note 13 to the Consolidated Financial Statements for further discussion) as well as the repayment of long-term debt of approximately $375 million, which includes debt assumed in the Clarcor acquisition. Cash flows provided by financing activities for the first nine months of fiscal 2017 included $448 million of net commercial paper borrowings versus $474 million of net commercial paper borrowings in the prior-year first nine months. Cash flows provided by financing activities includes repurchase activity under the Company's share repurchase program. The Company repurchased 1.7 million common shares for $215 million in the first nine months of fiscal 2017 as compared to the repurchase of 4.2 million common shares for $450 million in the prior-year first nine months.
The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. In periods following significant capital deployment, including for share repurchases or acquisitions, certain of the ratings assigned to the Company's senior debt may be, and at March 31, 2017 was, lower than the stated goal. The Company's ability to borrow funds at desirable tenors and interest rates in February 2017 was not significantly impacted by certain ratings on senior debt that were below an "A" level. The Company does not presently believe that its ability to borrow funds in the future at desirable tenors and affordable interest rates will be impacted if certain of its ratings are temporarily below an "A" level at the time of such borrowings. At March 31, 2017, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	A-
Moody's Investor Services, Inc.	Baa1
Standard & Poor's	A
At March 31, 2017, the Company had a line of credit totaling $2,000 million through a multi-currency revolving credit agreement with a group of banks, $1,248 million of which was available. The credit agreement expires in October 2021; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which may increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

As of March 31, 2017, the Company was authorized to sell up to $2,000 million of short-term commercial paper notes. As of March 31, 2017, $752 million commercial paper notes were outstanding and the largest amount of commercial paper notes outstanding during the third quarter of fiscal 2017 was $799 million.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at March 31, 2017, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed .60 to 1.0. At March 31, 2017, the Company's debt to debt-shareholders' equity ratio was .562 to 1.0. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

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

•
ability to identify acceptable strategic acquisition targets; uncertainties surrounding timing, successful completion or integration of acquisitions and similar transactions, including the integration of Clarcor; ability to successfully divest businesses planned for divestiture and realize the anticipated benefits of such divestitures;

•
the determination to undertake business realignment activities and the expected costs thereof and, if undertaken, the ability to complete such activities and realize the anticipated cost savings from such activities;

•	ability to implement successfully the capital allocation initiatives, including timing, price and execution of share repurchases;

•	availability, limitations or cost increases of raw materials, component products and/or commodities that cannot be recovered in product pricing;

•	ability to manage costs related to insurance and employee retirement and health care benefits;

•	compliance costs associated with environmental laws and regulations;

•	potential labor disruptions;

•	threats associated with and efforts to combat terrorism and cyber-security risks;

•	uncertainties surrounding the ultimate resolution of outstanding legal proceedings, including the outcome of any appeals;

•	competitive market conditions and resulting effects on sales and pricing; and

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation (excluding Clarcor), under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective.
As discussed in Note 3 to the Consolidated Financial Statements, the Company acquired Clarcor during the quarter ended March 31, 2017. In connection with the integration of Clarcor, the Company will implement enhancements to its internal control over financial reporting, if necessary. Except for the Clarcor acquisition, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION
PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2017 through January 31, 2017	112,900	$143.34	112,900	17,874,859
February 1, 2017 through February 28, 2017	101,300	$150.75	101,300	17,773,559
March 1, 2017 through March 31, 2017	117,913	$157.24	117,913	17,655,646
Total:	332,113	$150.53	332,113	17,655,646

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

4(a)
Registration Rights Agreement, dated February 24, 2017, among Parker-Hannifin Corporation and Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.1 of Parker's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2017).

4(b)
Registration Rights Agreement, dated February 24, 2017, among Parker-Hannifin Corporation and the Initial Purchasers (incorporated by reference to Exhibit 4.2 of Parker's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2017).

10(a)	Parker-Hannifin Corporation First Amendment to 2016 Omnibus Stock Incentive Plan, effective April 1, 2017.*

12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2017.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended March 31, 2017 and 2016, (ii) Consolidated Statement of Income for the nine months ended March 31, 2017 and 2016, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statement of Comprehensive Income for the nine months ended March 31, 2017 and 2016, (v) Consolidated Balance Sheet at March 31, 2017 and June 30, 2016, (vi) Consolidated Statement of Cash Flows for the nine months ended March 31, 2017 and 2016, and (vii) Notes to Consolidated Financial Statements for the nine months ended March 31, 2017.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Catherine A. Suever
Catherine A. Suever
Executive Vice President - Finance & Administration and
Chief Financial Officer

Date: May 9, 2017

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4(a)
Registration Rights Agreement, dated February 24, 2017, among Parker-Hannifin Corporation and Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.1 of Parker's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2017).

4(b)
Registration Rights Agreement, dated February 24, 2017, among Parker-Hannifin Corporation and the Initial Purchasers (incorporated by reference to Exhibit 4.2 of Parker's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2017).

10(a)	Parker-Hannifin Corporation First Amendment to 2016 Omnibus Stock Incentive Plan, effective April 1, 2017.*

12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2017.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended March 31, 2017 and 2016, (ii) Consolidated Statement of Income for the nine months ended March 31, 2017 and 2016, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statement of Comprehensive Income for the nine months ended March 31, 2017 and 2016, (v) Consolidated Balance Sheet at March 31, 2017 and June 30, 2016, (vi) Consolidated Statement of Cash Flows for the nine months ended March 31, 2017 and 2016, and (vii) Notes to Consolidated Financial Statements for the nine months ended March 31, 2017.