Form 10-K
period 2017-06-30
PARKER HANNIFIN CORP
filed 2017-08-25
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer:	☒	Accelerated Filer:	☐
Non-Accelerated Filer:	☐	Smaller Reporting Company:	☐
(Do not check if a smaller reporting company)
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2016, excluding, for purpose of this computation only, stock holdings of the Registrant’s Directors and Officers: $18,577,753,996.
The number of Common Shares outstanding on July 31, 2017 was 133,129,936.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders to be held on October 25, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PARKER-HANNIFIN CORPORATION
FORM 10-K
Fiscal Year Ended June 30, 2017
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
The Board of Directors has adopted a written charter for each of the committees of the Board of Directors. These charters, as well as the Company’s Global Code of Business Conduct, Corporate Governance Guidelines and Independence Standards for Directors, are posted and available on the Company’s investor relations internet website at www.phstock.com under the Corporate Governance page. Shareholders may request copies of these corporate governance documents, free of charge, by writing to Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141, Attention: Secretary, or by calling (216) 896-3000.
The Company’s manufacturing, service, sales, distribution and administrative facilities are located in 41 states within the United States and in 49 other countries. The Company’s products are sold as original and replacement equipment through sales and distribution centers worldwide. The Company markets its products through direct-sales employees, independent distributors and sales representatives. The Company's products are supplied to approximately 439,000 customers in virtually every significant manufacturing, transportation and processing industry.

The Company has two reporting segments: Diversified Industrial and Aerospace Systems. During 2017, the Company's technologies and systems were used in the products of these two reporting segments. For 2017, total net sales were $12.0 billion. Diversified Industrial Segment products accounted for 81% and Aerospace Systems Segment products accounted for 19% of those net sales.
Markets
The Company’s technologies and systems are used throughout various industries and in various applications. The approximately 439,000 customers who purchase the Company’s products are found throughout nearly every significant manufacturing, transportation and processing industry. No single customer accounted for more than 3% of the Company’s total net sales for the year ended June 30, 2017.

Diversified Industrial Segment. Sales of Diversified Industrial Segment products are made to both original equipment manufacturers ("OEMs") and distributors who serve the replacement markets in manufacturing, packaging, processing, transportation, mobile construction, refrigeration and air conditioning, agricultural and military machinery and equipment industries. The major markets for products of the Diversified Industrial Segment are listed below by group:

Engineered Materials Group:	• Aerospace • Chemical processing • Consumer • Fluid power • General industrial • Information technology • Life sciences	• Microelectronics • Military • Oil and gas • Power generation • Renewable energy • Telecommunications • Transportation

Filtration Group:	• Agriculture • Aerospace and defense • Construction • Food and beverage • Heating, ventilation and air conditioning (HVAC) • Industrial machinery • Life sciences	• Marine • Mining • Oil and gas • Power generation • Renewable energy • Transportation • Water purification

Fluid Connectors Group:	• Aerial lift • Agriculture • Bulk chemical handling • Construction machinery • Food and beverage • Fuel and gas delivery • Industrial machinery	• Life sciences • Marine • Mining • Mobile • Oil and gas • Renewable energy • Transportation

Instrumentation Group:	• Air conditioning • Alternative fuels • Biopharmaceuticals • Chemical • Diesel engine • Food and beverage • Industrial machinery • Life sciences • Microelectronics	• Mining • Oil and gas • Packaging • Pharmaceuticals • Power generation • Refining • Refrigeration • Transportation • Water/wastewater

Motion Systems Group:	• Aerial lift • Agriculture • Battery energy storage • Construction machinery • Entertainment • Factory automation • Forestry • Industrial machinery • Machine tools • Marine • Material handling	• Microelectronics • Mining • Oil and gas • Packaging • Power generation • Recreational vehicles • Refuse vehicles • Renewable energy • Transportation • Truck hydraulics • Turf equipment

Aerospace Systems Segment. Sales of the Aerospace Systems Segment products are made primarily in the commercial and military aerospace markets to both OEMs and to end users for spares, maintenance, repair and overhaul. The major markets for products of the Aerospace Systems Segment are listed below:

• Aftermarket Services • Commercial transports • Engines • General and business aviation • Helicopters	• Military aircraft • Missiles • Power generation • Regional transports • Unmanned aerial vehicles

Principal Products and Methods of Distribution
Although the Company offers hundreds of thousands of individual products, no single product contributed more than 1% to the Company’s total net sales for the year ended June 30, 2017. Listed below are some of the Company’s principal products.
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
 •    Silicone tubing and extrusions
•    Thermal management
•    Vibration dampening

Filtration Group: filters, systems and diagnostics solutions to monitor and remove contaminants from fuel, air, oil, water and other liquids and gases, including:

•    Aerospace filters and systems
 •   Air pollution control and dust collection systems and filters
•    Compressed air and gas treatment solutions
 •    Engine fuel, oil, air and closed crankcase ventilation filtration systems
•    Filtration and purification systems
 •    Fluid condition monitoring systems
•    Gas turbine air inlet filters
•    Heating, ventilation and air conditioning (HVAC) filters

•    Hydraulic and lubrication filters and systems
•    Industrial and analytical gas generators
•    Instrumentation filters
•    Membrane, fiber, and sintered metal filters
•    Natural gas filters
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

Motion Systems Group: hydraulic, pneumatic, and electromechanical components and systems for builders and users of industrial and mobile machinery and equipment, including:

•    Accumulators
•    Air regulators/filters
•    Cartridge valves
•    Coolers
•    Electric actuators and stages
•    Electrohydraulic actuators
•    Electronic displays and human machine interfaces
•    Electronic I/O controllers
 •    Fan drives
 •    Grippers
 •    Hydraulic cylinders
 •    Hydraulic motors and pumps
•    Hydraulic systems
•    Hydraulic valves and controls
•    Hydrostatic steering units

 •    Integrated hydraulic circuits
•    Intensifiers
 •    Inverters
•    Motion controllers
 •    Pneumatic control valves
 •    Pneumatic cylinders
•    Power take-offs
 •    Power units
 •    Pressure and flow controls
•    Rotary actuators
 •    Sensors
•    Servo motors and drives
•    Telematic controllers
•    Vacuum
•    Variable frequency drives

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
•    Compressed natural gas dispensers
•    Cryogenic valves
•    Electronic controllers
•    Electronic valves
•    Filter driers
•    Fluid system and control fittings, meters, valves, regulators, and manifold valves

•    Fluoropolymer chemical delivery fittings, valves and pumps
•    High pressure fittings, valves, pumps and systems
•    High-purity gas delivery fittings, valves and regulators
•    Minature valves and pumps
•    Natural gas on-board fuel systems
 •    Pressure regulating valves
•    Refrigeration and air conditioning electronic controls and monitoring
 •    Solenoid valves

Diversified Industrial Segment products include standard products, as well as custom products which are engineered and produced to OEMs’ specifications for application to particular end products. Both standard and custom products are also used in the replacement of original products. Diversified Industrial Segment products are marketed primarily through field sales employees and approximately 13,700 independent distributor locations throughout the world.
Aerospace Systems Segment. The principal products of the Company’s Aerospace Systems Segment are used on commercial and military airframe and engine programs and include:

•    Control actuation systems and components

•    Engine systems and components

•    Fluid conveyance systems and components
•    Fluid metering, delivery and atomization devices
•    Fuel systems and components
•    Fuel tank inerting systems

• Hydraulic systems and components • Lubrication components • Pneumatic control components • Power conditioning and management systems • Thermal management • Wheels and brakes
Aerospace Systems Segment products are marketed by the Company’s regional sales organizations and are sold directly to original equipment manufacturers and end users throughout the world.
Competition
The Company’s business operates in highly competitive markets and industries. The Company offers its products over numerous, varied markets through its divisions operating in 50 countries and consequently has hundreds of competitors when viewed across its various markets and product offerings. The Company’s competitors include U.S. and non-U.S. companies. These competitors and the degree of competition vary widely by product lines, end markets, geographic scope and/or geographic locations. Although each of the Company’s segments has numerous competitors, given the Company’s market and product breadth, no single competitor competes with the Company with respect to all products manufactured and sold by the Company.
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
In the Aerospace Systems Segment, the Company has developed alliances with key customers based on the Company’s advanced technological and engineering capabilities, superior performance in quality, delivery, and service, and price competitiveness, which has enabled the Company to obtain significant original equipment business on new aircraft programs for its systems and components and to thereby obtain the follow-on repair and replacement business for these programs. Further, the Aerospace Systems Segment is able to utilize low-cost manufacturing techniques and best cost region strategies to achieve a lower cost producer status. Although the Company believes that it is one of the market leaders in most of the major markets for its most significant Aerospace Systems Segment products, the Company’s primary global competitors for the most significant Aerospace Systems Segment products include Eaton Corporation plc, Honeywell International, Inc., Moog Inc., Triumph Group, Inc., UTC Aerospace Systems, Woodward, Inc. and Zodiac Aerospace SA.
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
Total research and development costs relating to the development of new products and services and the improvement of existing products and services amounted to $336.7 million in 2017, $359.8 million in 2016 and $403.1 million in 2015. These amounts include costs incurred by the Company related to independent research and development initiatives as well as costs incurred in connection with research and development contracts. Costs incurred in connection with research and development contracts and included in the total research and development costs reported above for 2017, 2016 and 2015 were $65.3 million, $58.0 million and $57.8 million, respectively.
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
Backlog and Seasonal Nature of Business
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. The Company's backlog by business segment for the past two years is included in Part II, Item 7 of this Annual Report on Form 10-K and is incorporated herein by reference. The Company’s backlog was $3.8 billion at June 30, 2017 and $3.2 billion at June 30, 2016. Approximately 88% of the Company’s backlog at June 30, 2017 is scheduled for delivery in the succeeding twelve months. The Company’s business is generally not seasonal in nature.
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

As of June 30, 2017, the Company was involved in environmental remediation at various United States and non-U.S. manufacturing facilities presently or formerly operated by the Company and as a "potentially responsible party," along with other companies, at off-site waste disposal facilities and regional sites.
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
As of June 30, 2017, the Company had a reserve of $20.8 million for environmental matters that were probable and reasonably estimable. This reserve was recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.
The Company’s estimated total liability for the above mentioned sites ranges from a minimum of $20.8 million to a maximum of $83.3 million. The largest range of the estimated total liability for any one site is approximately $7.4 million. The actual costs to be incurred by the Company will be dependent on final determination of contamination and required remedial action, negotiations with governmental authorities with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies, effectiveness of remedial technologies employed, the ability of the other responsible parties to pay, and any insurance or other third-party recoveries.
Energy Matters and Sources and Availability of Raw Materials
The Company’s primary energy source for both of its business segments is electric power. While the Company cannot predict future costs of electric power, the primary source for production of the required electric power is expected to be coal and natural gas from substantial, proven coal and natural gas reserves available to electric utilities. The Company is subject to governmental regulations in regard to energy supplies in the United States and elsewhere. To date, the Company has not experienced any significant disruptions of its operations due to energy curtailments.
Steel, brass, copper, aluminum, nickel, rubber and thermoplastic materials and chemicals are the principal raw materials used by the Company. These materials are expected to be available from numerous sources in quantities sufficient to meet the requirements of the Company.
Employees
The Company employed approximately 56,690 persons as of June 30, 2017, of whom approximately 29,230 were employed by foreign subsidiaries.
Business Segment Information
The Company’s net sales, segment operating income and assets by business segment and net sales and long-lived assets by geographic area for the past three years are included in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.
Acquisitions
The Company made three acquisitions during 2017, which are more fully discussed in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

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
The Company's business is sensitive to global macro-economic conditions. Moderate economic growth persists in the economic regions in which the Company conducts substantial operations. Future macroeconomic downturns may have an adverse effect on the business, results of operations and financial condition of the Company and its distributors, customers and suppliers, and on activity in many of the industries and markets in which the Company and its distributors, customers and suppliers operate. Among the economic factors which may have such an effect are manufacturing and other end-market activity, currency exchange rates, air travel trends, difficulties entering new markets, and general economic conditions such as inflation, deflation, interest rates and credit availability. These factors may, among other things, negatively impact the level of purchases, capital expenditures, and creditworthiness of the Company and its distributors, customers and suppliers, and, therefore, the Company’s revenues, operating profits, margins, and order rates.
The Company has remained focused on maintaining its financial strength by adjusting its cost structure to reflect changing demand levels, maintaining a strong balance sheet and managing its cash. The Company cannot predict changes in worldwide or regional economic conditions, as such conditions are highly volatile and beyond the Company’s control. If these conditions deteriorate or remain at depressed levels for extended periods, however, the Company’s business, results of operations and financial condition could be materially adversely affected.
The Company may be subject to risks relating to its non-U.S. operations.
The Company’s net sales derived from customers outside the United States were approximately 40% in 2017, 41% in 2016 and 42% in 2015. In addition, many of the Company’s manufacturing operations and suppliers are located outside the United States. The Company expects net sales from non-U.S. markets to continue to represent a significant portion of its total net sales. The Company’s non-U.S. operations are subject to risks in addition to those facing its domestic operations, including:

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

The Company may be subject to risks relating to acquisitions and joint ventures, and risks relating to the integration of acquired companies, including risks related to the integration of CLARCOR Inc. ("Clarcor").

The Company expects to continue its strategy of identifying and acquiring businesses with complementary products and services, and entering into joint ventures, which it believes will enhance its operations and profitability. However, there can be no assurance that the Company will be able to continue to find suitable businesses to purchase or joint venture opportunities or that it will be able to acquire such businesses or enter into such joint ventures on acceptable terms. Furthermore, there are no assurances that the Company will be able to avoid acquiring or assuming unexpected liabilities. If the Company is unable to avoid these risks, its results of operations and financial condition could be materially adversely affected.
In addition, the Company may not be able to integrate successfully any businesses that it purchases into its existing business or that any acquired businesses or joint ventures will be profitable. Specifically, the Company is devoting significant management attention and resources to integrating the business practices and operations of Clarcor with the businesses of the Company. The Company may encounter the following difficulties during the integration process of Clarcor:

•
the consequences of a change in tax treatment, including the cost of integration and compliance and the possibility that the full benefits anticipated to result from the Clarcor acquisition may not be realized;

•	delays in the integration of management teams, strategies, operations, products, and services;

•	differences in business backgrounds, corporate cultures, and management philosophies that may delay successful integration;

•	the ability to retain key employees;

•	the ability to create and enforce uniform standards, controls, procedures, policies, and information systems;

•
challenges of integrating complex systems, technologies, networks, and other assets of Clarcor, into the Company’s, in a manner that minimizes any adverse impact or disruptions to customers, suppliers, employees, and other constituencies; and

•	unknown liabilities and unforeseen increased expenses or delays associated with the integration beyond current estimates.

The successful integration of new businesses and the success of joint ventures also depend on the Company’s ability to manage these new businesses and cut excess costs. If the Company is unable to avoid these risks, its results of operations and financial condition could be materially adversely affected.
The Company’s results may be adversely affected if expanded operations from the acquisition of Clarcor are not effectively managed.
The Company’s acquisition of Clarcor greatly expanded the size and complexity of its business. The Company’s future success depends, in part, on the ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of the expanded global operations and new manufacturing processes and products, and the associated costs and complexity. There can be no assurance of successful management of these matters or that the Company will realize the expected benefits of the acquisition of Clarcor.
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
The Company’s businesses expose it to potential product liability risks that are inherent in the design, manufacture and sale of its products and the products of third-party vendors that the Company uses or resells. Significant product liability claims could have a material adverse effect on the Company’s financial condition, liquidity and results of operations. Although the Company currently maintains what it believes to be suitable and adequate product liability insurance, there can be no assurance that the Company will be able to maintain its insurance on acceptable terms or that its insurance will provide adequate protection against all potential significant liabilities.
The Company may be subject to risks arising from litigation, and legal and regulatory proceedings and obligations.
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
Protecting the Company’s intellectual property is critical to its innovation efforts. The Company owns a number of patents, trade secrets, copyrights, trademarks, trade names and other forms of intellectual property in its products and services throughout the world and in the operation of its business. The Company also has exclusive and non-exclusive rights to intellectual property owned by others. The Company’s intellectual property may be challenged or infringed upon by third parties or the Company may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. In addition, the global nature of the Company’s business increases the risk that the Company’s intellectual property may be subject to infringement or other unauthorized use or disclosure by others. In some cases, the Company’s ability to protect its intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are inadequate or undeveloped. Unauthorized use or disclosure of the Company’s intellectual property rights or the Company's inability to preserve existing intellectual property rights could adversely impact the Company’s competitive position and results of operations.
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

ITEM 1B. Unresolved Staff Comments. None.

ITEM 1C. Executive Officers of the Registrant.
The Company’s executive officers as of August 15, 2017, were as follows:

Name	Position	Officer Since(1)	Age as of 8/15/2017
Thomas L. Williams	Chairman of the Board, Chief Executive Officer and Director	2005	58
Lee C. Banks	President, Chief Operating Officer and Director	2001	54
Catherine A. Suever	Executive Vice President – Finance & Administration and Chief Financial Officer	2010	58
Mark J. Hart	Executive Vice President – Human Resources & External Affairs	2016	52
Robert W. Bond	Vice President	2000	59
William R. "Skip" Bowman	Vice President and President - Instrumentation Group	2016	59
Yoon "Michael" Chung	Vice President – eBusiness, IoT and Services	2008	54
William G. Eline	Vice President – Chief Information Officer	2002	61
Thomas C. Gentile	Vice President – Global Supply Chain	2017	45
Kurt A. Keller	Vice President and President – Asia Pacific Group	2009	59
Todd M. Leombruno	Vice President and Controller	2017	47
Joseph R. Leonti	Vice President, General Counsel and Secretary	2014	45
Robert W. Malone	Vice President and President – Filtration Group	2014	53
M. Craig Maxwell	Vice President – Chief Technology and Innovation Officer	2003	59
Jennifer A. Parmentier	Vice President and President – Engineered Materials Group	2015	50
Andrew D. Ross	Vice President and President – Fluid Connectors Group	2012	50
Roger S. Sherrard	Vice President and President – Aerospace Group	2003	51
Andrew M. Weeks	Vice President and President – Motion Systems Group	2015	54

(1)Executive officers of the Company are elected by the Board of Directors to serve for a term of one year or until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Eline, Keller, Maxwell, and Sherrard have served in the executive capacities indicated above opposite their respective names during each of the past five years.
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
Ms. Suever has been Executive Vice President - Finance & Administration and Chief Financial Officer since April 2017. She was Vice President and Controller from December 2010 to April 2017.
Mr. Hart has been Executive Vice President - Human Resources & External Affairs since January 2016. He was Vice President - Total Rewards from August 2013 to January 2016; and Area Vice President - Human Resources of the Fluid Connectors Group, Filtration Group and Climate and Industrial Controls Group from October 2010 to August 2013.
Mr. Bond has been Vice President since August 2017. He was Vice President - eBusiness, IoT and Services from September 2015 until July 2017; Vice President from July 2000 to September 2015; and President of the Fluid Connectors Group from March 2005 to September 2015.
Mr. Bowman has been Vice President and President - Instrumentation Group since September 2016. He was Vice President, Operations - Filtration Group from March 2015 to August 2016; and Vice President, Operations - Fluid Connectors Group from November 2007 to February 2015.

Mr. Chung has been Vice President - eBusiness, IoT and Services since August 2017. He was President of the Automation Group from July 2012 until July 2017; and has been a Vice President since March 2008. He was President of the Asia Pacific Group from March 2008 to July 2012.
Mr. Gentile has been Vice President - Global Supply Chain since July 2017. He was General Manager of the Company's domnick hunter Process Filtration Division from December 2013 to July 2017; and Vice President, Supply Chain - Filtration Group from July 2008 to December 2013.
Mr. Leombruno has been Vice President and Controller since July 2017. He was Vice President and Controller - Engineered Materials Group from January 2015 to June 2017; and Director of Investor Relations from June 2012 to December 2014.
Mr. Leonti has been Vice President, General Counsel and Secretary since July 2014. He was Assistant Secretary from April 2011 to July 2014; and Associate General Counsel from January 2008 to July 2014.
Mr. Malone has been Vice President and President of the Filtration Group since December 2014. He was Vice President - Operations of the Filtration Group from January 2013 to December 2014; and President and Chief Executive Officer of Purolator Filters (a German joint venture) from April 2006 to January 2013.
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
Mr. Weeks has been Vice President and President of the Motion Systems Group since September 2015. He was Vice President - Operations of the Aerospace Group from April 2013 to September 2015; and Senior Vice President and General Manager of the Fluid and Electrical Distribution Division of Eaton Corporation plc (power management company) from July 2003 to April 2013.

ITEM 2. Properties. The Company’s corporate headquarters is located in Cleveland, Ohio, and, at June 30, 2017, the Company had 336 manufacturing plants, 133 distribution centers and 157 sales and administrative offices throughout the world, none of which were individually material to its operations. The facilities are situated in 41 states within the United States and in 49 other countries. The Company owns the majority of its manufacturing plants and its leased properties primarily consist of sales and administrative offices and distribution centers. The number of facilities used by each of the Company’s operating segments is summarized by type and geographic location in the tables below:

	Type of Facility
	Manufacturing Plants	Distribution Centers	Sales and Administrative Offices
Diversified Industrial	318	129	143
Aerospace Systems	18	4	14
Total	336	133	157

	Geographic Location
	North America	Europe	Asia-Pacific	Latin America
Diversified Industrial	296	165	117	12
Aerospace Systems	30	4	2	—
Total	326	169	119	12

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

ITEM 3. Legal Proceedings. None.

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

(In dollars)		1st	2nd	3rd	4th	Fiscal Year
2017	High	$126.59	$145.44	$161.23	$166.60	$166.60
	Low	105.00	118.77	139.92	151.17	105.00
	Dividends	0.63	0.63	0.66	0.66	2.58

2016	High	$117.98	$108.00	$113.51	$117.78	$117.98
	Low	94.64	93.47	83.32	99.10	83.32
	Dividends	0.63	0.63	0.63	0.63	2.52

2015	High	$127.60	$133.41	$129.54	$125.33	$133.41
	Low	105.91	99.82	115.86	115.65	99.82
	Dividends	0.48	0.63	0.63	0.63	2.37
As of July 31, 2017, the number of shareholders of record of the Company was 3,519.

(b)	Use of Proceeds. Not Applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 through April 30, 2017	96,400	$158.85	96,400	17,559,246
May 1, 2017 through May 31, 2017	110,000	$158.39	110,000	17,449,246
June 1, 2017 through June 30, 2017	108,919	$158.44	108,919	17,340,327
Total:	315,319	$158.55	315,319	17,340,327

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

ITEM 6. Selected Financial Data.

(Amounts in thousands, except per share information)	2017	2016	2015	2014	2013
Net sales	$12,029,312	$11,360,753	$12,711,744	$13,215,971	$13,015,704
Net income attributable to common shareholders	983,412	806,840	1,012,140	1,041,048	948,427
Basic earnings per share	7.37	5.96	7.08	6.98	6.36
Diluted earnings per share	7.25	5.89	6.97	6.87	6.26
Cash dividends per share	$2.58	$2.52	$2.37	$1.86	$1.70
Total assets (1)	15,489,904	12,034,142	12,254,279	13,249,907	12,490,956
Long-term debt (1)	4,861,895	2,652,457	2,698,957	1,498,234	1,484,438

(1) Amounts revised to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of that debt liability in accordance with Accounting Standards Update 2015-03. Refer to Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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

The Company makes these statements as of the date of the filing of its Annual Report on Form 10-K for the year ended June 30, 2017, and undertakes no obligation to update them unless otherwise required by law.

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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	June 30, 2017	March 31, 2017	June 30, 2016
United States	57.8	57.2	52.8
Eurozone countries	57.4	56.2	52.8
China	50.4	51.2	48.6
Brazil	50.5	49.6	43.2

Global aircraft miles flown increased by approximately six percent and global revenue passenger miles increased approximately seven percent from their comparable 2016 levels. The Company anticipates that U.S. Department of Defense spending with regards to appropriations, and operations and maintenance for the U.S. Government's fiscal year 2017 will increase slightly from the comparable fiscal 2016 level.

Housing starts in June 2017 were unchanged from housing starts in March 2017 but were two percent higher than housing starts in June 2016.

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

During 2017, the Company completed three acquisitions, including the acquisition of Clarcor which is further discussed in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Acquisitions will be considered from time to time to the extent there is a strong strategic fit, while at the same time maintaining the Company’s strong financial position. The Company will continue to assess its existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.

The discussion below is structured to separately discuss the financial statements presented in Part II, Item 8 of this Annual Report on Form 10-K. The term "year" and references to specific years refer to the applicable fiscal year.

Discussion of Consolidated Statement of Income

The Consolidated Statement of Income summarizes the Company's operating performance over the last three years.

(dollars in millions)	2017	2016	2015
Net sales	$12,029	$11,361	$12,712
Gross profit margin	23.6%	22.3%	24.0%
Selling, general and administrative expenses	$1,454	$1,359	$1,545
Selling, general and administrative expenses, as a percent of sales	12.1%	12.0%	12.2%
Interest expense	162	137	118
Other (income), net	(61)	(62)	(43)
(Gain) loss on disposal of assets	(43)	(11)	4
Effective tax rate	26.0%	27.6%	29.3%
Net income attributable to common shareholders	$983	$807	$1,012

Net sales in 2017 were 5.9 percent higher than 2016. The increase in net sales in 2017 was primarily a result of acquisitions made in the last 12 months (which contributed approximately $558 million in sales in 2017) and an increase in volume in both the Diversified Industrial International operations and the Aerospace Systems Segment, partially offset by the effect of currency rate changes (which decreased net sales in 2017 by approximately $84 million). Net sales in 2016 were 10.6 percent lower than 2015. The decrease in net sales in 2016 was primarily due to a decrease in volume in both the Diversified Industrial North American and Diversified Industrial International operations and the effect of currency rate changes (which decreased net sales in 2016 by approximately $403 million), partially offset by sales from acquisitions (which contributed approximately $42 million in sales in 2016).

Gross profit margin increased in 2017 primarily due to lower operating expenses resulting from the Company's simplification initiative and other restructuring activities, primarily experienced in the Diversified Industrial Segment, partially offset by lower margins in the Aerospace Systems Segment and higher amortization expense in the Diversified Industrial Segment. Gross profit margin decreased in 2016 primarily due to both lower sales volume, resulting in manufacturing inefficiencies, and higher business realignment charges in the Diversified Industrial Segment, partially offset by a favorable product mix and lower engineering costs in the Aerospace Systems Segment. Foreign currency transaction (gain) loss (relating to cash, marketable securities and other investments and intercompany transactions) included in cost of sales for 2017, 2016 and 2015 was $8.1 million, $22.7 million and $(77.8) million, respectively. Pension cost included in cost of sales in 2017, 2016 and 2015 was $135.0 million, $172.4 million and $169.8 million, respectively. Included in cost of sales in 2017, 2016 and 2015 were business realignment charges of $35.9 million, $76.2 million and $19.4 million, respectively.

Selling, general and administrative expenses increased 7.0 percent in 2017 and decreased 12.0 percent in 2016. The increase in 2017 was primarily due to higher amortization expense resulting from current-year acquisitions and higher acquisition expenses partially offset by lower expenses resulting from the Company's simplification initiative, lower expenses associated with the Company's deferred compensation program and lower professional services expenses. The decrease in 2016 was primarily due to lower research and development expenses, lower incentive compensation expense and lower stock compensation expense, partially offset by higher business realignment charges. Pension cost included in selling, general and administrative expenses in 2017, 2016 and 2015 was $65.8 million, $74.4 million and $69.6 million, respectively. Included in selling, general and administrative expenses in 2017, 2016 and 2015 were business realignment charges of $19.7 million, $21.1 million and $12.9 million, respectively.

Interest expense in 2017 increased primarily due to higher weighted-average borrowings partially offset by lower weighted-average interest rates. Interest expense in 2016 increased primarily due to higher weighted-average borrowings and higher weighted-average interest rates.

Other (income), net in 2017, 2016 and 2015 includes $42.4 million, $25.6 million and $23.2 million of income, respectively, related to the Company's equity interests in joint ventures.

(Gain) loss on disposal of assets includes a gain of $42 million related to the sale of a product line in 2017 and a gain of $11.5 million related to the sale of businesses in 2016.

Effective tax rate in 2017 was favorably impacted by an increase of discrete tax benefits, mostly related to stock-based compensation expense. The effective tax rate in 2016 was favorably impacted by an increase of discrete tax benefits, an increase in the U.S. Research and Development credit, and an increase in the U.S. Foreign Tax Credit. These benefits were partially offset by an unfavorable geographic mix of earnings.

Discussion of Business Segment Information
The Business Segment information presents sales, operating income and assets on a basis that is consistent with the manner in which the Company's various businesses are managed for internal review and decision-making.

Diversified Industrial Segment (dollars in millions)

	2017	2016	2015
Sales
North America	$5,367	$4,955	$5,716
International	4,378	4,145	4,741
Operating income
North America	874	790	956
International	579	448	584
Operating income as a percent of sales
North America	16.3%	15.9%	16.7%
International	13.2%	10.8%	12.3%
Backlog	$2,041	$1,455	$1,586
Assets	13,367	8,729	8,735
Return on average assets	13.1%	14.2%	16.9%

Sales in 2017 for the Diversified Industrial North American operations increased 8.3 percent from 2016 compared to decreasing 13.3 percent between 2015 and 2016. Acquisitions completed within the last 12 months contributed approximately $436 million in sales in 2017 and the effect of currency exchange rates decreased sales in 2017 by $17 million. Excluding acquisitions and the effect of currency rate changes, sales in 2017 in the Diversified Industrial North American operations remained flat from 2016 reflecting higher demand from distributors being offset by lower demand from end-users in the heavy-duty truck, cars and light trucks, life sciences, and oil and gas markets. Excluding acquisitions and the effect of currency rate changes, sales in 2016 in the Diversified Industrial North American operations decreased 12.4 percent from 2015 reflecting lower demand from distributors and end-users in most markets. The markets that experienced the largest decline in end-user demand were the oil and gas, construction equipment and farm and agriculture equipment markets.

Sales in the Diversified Industrial International operations increased 5.6 percent in 2017 after a decrease of 12.6 percent from 2015 to 2016. Acquisitions completed within the last 12 months contributed approximately $121 million in sales in 2017. The effect of currency rate changes decreased sales by $66 million, reflecting the strengthening of the U.S. dollar primarily against currencies in the United Kingdom, the Eurozone countries and China. Excluding acquisitions and the effect of currency rate changes, sales in 2017 in the Diversified Industrial International operations increased 4.3 percent from 2016, primarily due to higher volume in the Asia Pacific region and Latin America, partially offset by lower volume in Europe. Within the Asia Pacific region, higher demand was experienced from distributors as well as end-users in the semiconductor, cars and light trucks, telecommunications, construction equipment and engine markets. Within Latin America, higher demand was experienced from distributors and end-user demand in the agriculture equipment market. Within Europe, higher demand from distributors and end-user demand in the construction equipment, forestry, and miscellaneous manufacturing markets was more than offset by lower end-user demand in the general industrial machinery, oil and gas, and marine markets. Excluding acquisitions and the effect of currency rate changes, sales in 2016 in the Diversified Industrial International operations decreased 6.1 percent from 2015, primarily due to lower volume in all regions, with approximately 55 percent of the decrease occurring in Europe and approximately 35 percent of the decrease occurring in the Asia Pacific region. Within these regions, the largest decrease in sales was experienced from distributors and end-users in the oil and gas, marine, engine, and construction equipment markets.

The increase in operating margins in 2017 in the Diversified Industrial North American operations was primarily due to lower operating expenses resulting from the Company's simplification initiative and other restructuring activities, resulting in manufacturing efficiencies, partially offset by higher acquisition-related expenses and higher amortization expense. The increase in operating margins in 2017 in the Diversified Industrial International operations was primarily due to the higher sales volume, lower operating expenses resulting from restructuring activities and the Company's simplification initiative, resulting in manufacturing efficiencies. The decrease in operating margins in 2016 in the Diversified Industrial North American operations was primarily due to the lower sales volume and higher business realignment charges, partially offset by lower operating expenses primarily resulting from the Company's simplification initiative. The decrease in operating margins in 2016 in the Diversified Industrial International operations was primarily due to the lower sales volume, an unfavorable product mix and higher business realignment charges, partially offset by lower operating expenses primarily resulting from the Company's simplification initiative and prior-year restructuring activities.

The following business realignment charges are included in Diversified Industrial North America and Diversified Industrial International operating income:

(dollars in millions)	2017	2016	2015
Diversified Industrial North America	$20	$31	$4
Diversified Industrial International	33	60	27

The business realignment charges consist primarily of severance costs related to actions taken under the Company's simplification initiative implemented by operating units throughout the world as well as plant closures. The majority of the Diversified Industrial International business realignment charges were incurred in Europe. In addition to the business realignment charges presented in the table above, the Company recognized $12 million of expense associated with enhanced retirement benefits in connection with a plant closure during 2016. The Company anticipates that cost savings realized from the work force reduction measures taken during 2017 will increase 2018 operating income by approximately three percent in the Diversified Industrial North American operations and by approximately four percent in the Diversified Industrial International operations. In 2018, the Company expects to continue to take actions necessary to structure appropriately the operations of the Diversified Industrial Segment, including the integration of 2017 acquisitions. Such actions are expected to result in approximately $110 million in charges in 2018.

The Company anticipates Diversified Industrial North American sales for 2018 will increase between 19 and 23 percent from the 2017 level and Diversified Industrial International sales for 2018 will increase between eight percent and 12 percent from the 2017 level. The primary driver for the increase in sales in 2018 in both the Diversified Industrial North American and Diversified Industrial International businesses is expected to be the sales contribution from 2017 acquisitions. Diversified Industrial North American operating margins in 2018 are expected to range from 16.1 percent to 16.5 percent and Diversified Industrial International margins are expected to range from 13.4 percent to 13.8 percent.

The increase in total Diversified Industrial Segment backlog in 2017 was primarily due to current-year acquisitions as well as orders exceeding shipments in all regions, with North America and Europe each accounting for approximately 40 percent of the increase. The decrease in total Diversified Industrial Segment backlog in 2016 was primarily due to shipments exceeding orders primarily in North America and Europe, with North America accounting for approximately 70 percent of the decrease and Europe accounting for approximately 30 percent of the decrease. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.

The increase in total Diversified Industrial Segment assets in 2017 was primarily due to current-year acquisitions, partially offset by the effect of currency rate fluctuations. The decrease in total Diversified Industrial Segment assets in 2016 was primarily due to the effect of currency rate fluctuations and a decrease in prepaid expenses, inventory, intangible assets, trade accounts receivable, net and plant and equipment, net, partially offset by an increase in marketable securities and other investments, cash and cash equivalents, deferred income taxes and goodwill.

Aerospace Systems Segment (dollars in millions)

	2017	2016	2015
Sales	$2,285	$2,260	$2,255
Operating income	337	338	299
Operating income as a percent of sales	14.8%	14.9%	13.3%
Backlog	$1,753	$1,762	$1,756
Assets	1,413	1,431	1,376
Return on average assets	23.7%	24.1%	21.9%

Sales in 2017 were higher than the 2016 level primarily due to higher volume in the military original equipment manufacturer ("OEM") and commercial and military aftermarket businesses, partially offset by lower volume in the commercial OEM business. Sales in 2016 were higher than the 2015 level as higher volume in the military OEM and commercial and military aftermarket businesses was partially offset by lower volume in the commercial OEM business.

The slightly lower margin in 2017 was primarily due to an unfavorable OEM product mix, higher warranty-related costs, higher favorable contract settlements in 2016, and higher business realignment expenses, partially offset by higher aftermarket profitability and lower engineering development and operating expenses. The higher margin in 2016 was primarily due to a favorable product mix, favorable contract settlements, lower engineering development expenses and lower operating costs.

The decrease in backlog in 2017 was primarily due to shipments exceeding orders in the commercial and military OEM businesses, partially offset by orders exceeding shipments in the commercial and military aftermarket businesses. The increase in backlog in 2016 was primarily due to orders exceeding shipments in the military OEM and commercial and military aftermarket businesses, partially offset by shipments exceeding orders in the commercial OEM business. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.

For 2018, sales are expected to increase between one percent and three percent from the 2017 level and operating margins are expected to range from 15.5 percent to 15.9 percent. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.

The decrease in assets in 2017 was primarily due to a decrease in trade accounts receivable, intangible assets and other assets, partially offset by an increase in cash and cash equivalents and inventory. The increase in assets in 2016 was primarily due to an increase in trade accounts receivable, net and other assets, partially offset by a decrease in inventory.

Corporate general and administrative expenses were $172.6 million in 2017 compared to $173.2 million in 2016 and $215.4 million in 2015. As a percent of sales, corporate general and administrative expenses in 2017 were 1.4 percent of sales compared to 1.5 percent in 2016 and 1.7 percent in 2015. The lower expense in 2017 was primarily due to lower expenses associated with the Company's deferred compensation program as well as lower professional services fees. The lower expense in 2016 was primarily due to a decrease in research and development expense and lower incentive compensation expense.

Corporate assets decreased 62.1 percent in 2017 compared to a decrease of 12.5 percent from 2015 to 2016. The decrease in Corporate assets in 2017 was primarily due to decreases in cash and cash equivalents, marketable securities and non-current deferred taxes. Decreases in these assets in 2017 primarily resulted from the Clarcor acquisition. The decrease in Corporate assets in 2016 was primarily due to decreases in marketable securities and other investments, non-trade and notes receivable, cash and cash equivalents and the effect of currency rate fluctuations, partially offset by an increase in deferred income taxes.

Other expense (in the Business Segment Information)

(dollars in millions)	2017	2016	2015
Foreign currency transaction	$8	$23	$(78)
Stock-based compensation	52	49	57
Pensions	78	116	97
Divestitures and asset sales and writedowns	(43)	(11)	4
Interest income	(12)	(18)	(15)
Acquisition expenses	41	—	—
Other items, net	3	(8)	7
	$127	$151	$72
Foreign currency transaction primarily relates to the impact of changes in foreign exchange rates on cash, marketable securities and other investments and intercompany transactions. The lower pension expense in 2017 is primarily due to the use of the spot yield curve approach to estimate the interest cost component of net periodic pension cost. Previously, this cost component of net periodic pension cost was estimated using a single-weighted average discount rate. Divestitures and asset sales and writedowns in 2017 includes a gain on the sale of the Company's Autoline product line. Acquisition expenses in 2017 primarily relate to the Clarcor acquisition (see Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion).

Discussion of Consolidated Balance Sheet

The Consolidated Balance Sheet shows the Company's financial position at year-end, compared with the previous year-end. This discussion provides information to assist in assessing factors such as the Company's liquidity and financial resources.

(dollars in millions)	2017	2016
Cash	$924	$2,104
Trade accounts receivable, net	1,931	1,594
Inventories	1,549	1,173
Deferred income tax asset	36	605
Intangible assets	2,307	923
Goodwill	5,587	2,903
Notes payable and long-term debt payable within one year	1,008	362
Long-term debt	4,862	2,652
Shareholders' equity	5,262	4,575
Working capital	$1,384	$2,842
Current ratio	1.4	2.2
Cash (comprised of cash and cash equivalents and marketable securities and other investments) includes $874 million and $2,065 million held by the Company's foreign subsidiaries at June 30, 2017 and June 30, 2016, respectively. Generally, cash and cash equivalents and marketable securities and other investments held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences. During 2017, the Company utilized approximately $1,774 million in cash from its foreign subsidiaries principally to fund the acquisition of Clarcor stock and foreign assets. The Company's principal sources of liquidity are its cash flows provided by operating activities, commercial paper borrowings or borrowings directly from its line of credit. The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, benefit plan funding, dividend payments or share repurchases.

Trade accounts receivable, net are receivables due from customers for sales of product. Days sales outstanding relating to trade receivables for the Company was 51 days in 2017 and 49 days in 2016. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.

Inventories increased $376 million from 2016 primarily due to acquisitions (which accounted for an increase of $295 million), as well an increase in inventories in the Diversified Industrial International businesses and the Aerospace Systems Segment. Days supply of inventory on hand was 67 days in 2017 and 62 days in 2016.

Deferred income tax asset as of June 30, 2017 decreased compared to June 30, 2016 primarily as a result of the Clarcor acquisition. Refer to Note 4 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Intangible assets and goodwill as of June 30, 2017 both increased compared to June 30, 2016 primarily due to current-year acquisitions. Refer to Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Notes payable and long-term debt payable within one year and long-term debt as of June 30, 2017 increased from the June 30, 2016 amounts due primarily to new debt issuances as well as higher commercial paper notes outstanding. Refer to Notes 8 and 9 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Shareholders' equity activity during 2017 included a decrease of $265 million related to share repurchases, a decrease of $82 million related to foreign currency translation adjustments and an increase of $385 million related to pensions and postretirement benefits.

Discussion of Consolidated Statement of Cash Flows

The Consolidated Statement of Cash Flows reflects cash inflows and outflows from the Company's operating, investing and financing activities.

A summary of cash flows follows:

(dollars in millions)	2017	2016	2015
Cash provided by (used in):
Operating activities	$1,302	$1,211	$1,363
Investing activities	(3,365)	(265)	(579)
Financing activities	1,783	(843)	(1,106)
Effect of exchange rates	(57)	(62)	(111)
Net (decrease) increase in cash and cash equivalents	$(337)	$41	$(433)

Cash Flows From Operating Activities in 2017 reflects an increase in net income from 2016 of $177 million and a reduction of $28 million for cash used by working capital items. Cash flows from operating activities in 2016 reflects a decrease in net income from 2015 of $205 million and an increase of $120 million for cash provided by working capital items. Cash flows from operating activities in 2015 reflects a reduction of $257 million for cash used by working capital items. The Company also made voluntary cash contributions to the Company's domestic qualified defined benefit plan of $220 million in 2017 and $200 million in 2016.

Cash Flows Used In Investing Activities in 2017 includes $4,069 million related to acquisition activity, primarily related to Clarcor. Cash flows used in investing activities in 2017, 2016 and 2015 includes $814 million, $(51) million and $(356) million, respectively, in net maturities (purchases) of marketable securities and other investments.

Cash Flows Used In Financing Activities during 2017 included the issuance of approximately $2,646 million of notional borrowings of long-term debt as well as the repayment of long-term debt of approximately $381 million, which includes debt assumed in the Clarcor acquisition. The Company repurchased 2.0 million common shares for $265 million during 2017 as compared to the repurchase of 5.1 million common shares for $558 million in 2016 and 11.1 million common shares for $1,394 million in 2015.

Dividends have been paid for 268 consecutive quarters, including a yearly increase in dividends for the last 61 years. The current annual dividend rate is $2.64 per common share.
The Company’s goal is to maintain no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. In periods following significant capital deployment, including for share repurchases or acquisitions, certain of the ratings assigned to the Company's senior debt may be, and at June 30, 2017 were, lower than the stated goal. The Company's ability to borrow funds at desirable tenors and interest rates in February 2017 was not significantly impacted by certain ratings on senior debt that were below an "A" level. The Company does not believe that its ability to borrow funds in the future at desirable tenors and affordable interest rates will be impacted if certain of its ratings are below an "A" level at the time of such borrowings. At June 30, 2017, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	A-
Moody's Investor Services, Inc.	Baa1
Standard & Poor's	A

As of June 30, 2017, the Company had a line of credit totaling $2,000 million through a multi-currency revolving credit agreement with a group of banks, $1,466 million of which was available at June 30, 2017. Refer to Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

The Company is currently authorized to sell up to $2,000 million of short-term commercial paper notes. There were $534 million outstanding commercial paper notes as of June 30, 2017, and the largest amount of commercial paper notes outstanding during the last quarter of 2017 was $827 million.

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

Contractual Obligations - The total amount of gross unrecognized tax benefits, including interest, for uncertain tax positions was $163 million at June 30, 2017. Payment of these obligations would result from settlements with worldwide taxing authorities. Due to the difficulty in determining the timing of the settlements, these obligations are not included in the following summary of the Company's fixed contractual obligations. References to Notes are to the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (Note 9)	$5,383	$475	$569	$114	$4,225
Interest on long-term debt	2,649	190	318	299	1,842
Operating leases (Note 9)	239	81	92	34	32
Retirement benefits (Note 10)	123	75	12	11	25
Total	$8,394	$821	$991	$458	$6,124

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
The results of the Company's 2017 annual goodwill impairment test performed as of December 31, 2016 indicated that no goodwill impairment existed. The Company continually monitors its reporting units for impairment indicators and updates assumptions used in the most recent calculation of the fair value of a reporting unit as appropriate. The Company is unaware of any current market trends that are contrary to the assumptions made in the estimation of the fair value of any of its reporting units. If actual experience is not consistent with the assumptions made in the estimation of the fair value of the reporting units, especially assumptions regarding penetration into new markets and the recovery of the current economic environment, it is possible that the estimated fair value of certain reporting units could fall below their carrying value resulting in the necessity to conduct additional goodwill impairment tests.

Long-lived assets held for use, which primarily includes finite-lived intangible assets and plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. During 2017, there were no events or circumstances that indicated that the carrying value of the Company's long-lived assets held for use were not recoverable.

Pensions - The annual net periodic expense and benefit obligations related to the Company's defined benefit plans are determined on an actuarial basis. This determination requires critical assumptions regarding the discount rate, long-term rate of return on plan assets, increases in compensation levels and amortization periods for actuarial gains and losses. Assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans' measurement date. Changes in the assumptions to reflect actual experience as well as the amortization of actuarial gains and losses could result in a material change in the annual net periodic expense and benefit obligations reported in the financial statements. Beginning in 2017, the Company changed the method used to estimate the service and interest cost components of net periodic pension and other postretirement benefit costs. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant cash outflows. Previously, these costs were determined using a single-weighted average discount rate. The change does not affect the measurement of the Company's benefit obligations. The new method provides a more precise measure of service and interest costs by improving the correlation between projected benefit cash flows and the discrete spot yield curve rates and was accounted for as a change in estimate prospectively beginning in the first quarter of 2017. Annual net periodic pension expense in 2017 was lower by approximately $30 million compared to the previous method. Annual net periodic postretirement cost was not materially different.

For the Company's domestic qualified defined benefit plan, a 50 basis point change in the assumed long-term rate of return on plan assets is estimated to have a $14 million effect on annual pension expense and a 50 basis point decrease in the discount rate is estimated to increase annual pension expense by $26 million. As of June 30, 2017, $1,081 million of past years' net actuarial losses related to the Company's domestic qualified defined benefit plan are subject to amortization in the future. These losses will generally be amortized over approximately seven years and will negatively affect earnings in the future. Actuarial gains experienced in future years will help reduce the effect of the actuarial loss amortization. Further information on pensions is provided in Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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
The Company's debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company's objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates. A 100 basis point increase in near-term interest rates would increase annual interest expense on variable rate debt existing at June 30, 2017 by approximately $12 million.

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Parker-Hannifin Corporation
Cleveland, Ohio
We have audited the accompanying consolidated balance sheets of Parker-Hannifin Corporation and subsidiaries (the "Company") as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended June 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at three entities, which were acquired on various dates during the year ended June 30, 2017, and whose financial statements constitute approximately 32.0 percent and 4.7 percent of total assets and net sales, respectively, of the consolidated financial statement amounts as of and for the year ended June 30, 2017. Accordingly, our audit did not include the internal control over financial reporting at the three entities acquired during the year ended June 30, 2017.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parker-Hannifin Corporation and subsidiaries as of June 30, 2017 and 2016, the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
August 25, 2017

Consolidated Statement of Income

	For the years ended June 30,
(Dollars in thousands, except per share amounts)	2017	2016	2015
Net Sales	$12,029,312	$11,360,753	$12,711,744
Cost of sales	9,188,962	8,823,384	9,655,245
Gross profit	2,840,350	2,537,369	3,056,499
Selling, general and administrative expenses	1,453,935	1,359,360	1,544,746
Interest expense	162,436	136,517	118,406
Other (income), net	(61,401)	(62,199)	(43,374)
(Gain) loss on disposal of assets (Note 2)	(43,261)	(11,037)	4,481
Income before income taxes	1,328,641	1,114,728	1,432,240
Income taxes (Note 4)	344,797	307,512	419,687
Net Income	983,844	807,216	1,012,553
Less: Noncontrolling interest in subsidiaries' earnings	432	376	413
Net Income Attributable to Common Shareholders	$983,412	$806,840	$1,012,140

Earnings per Share Attributable to Common Shareholders (Note 5)
Basic earnings per share	$7.37	$5.96	$7.08
Diluted earnings per share	$7.25	$5.89	$6.97

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Comprehensive Income

	For the years ended June 30,
(Dollars in thousands)	2017	2016	2015
Net Income	$983,844	$807,216	$1,012,553
Less: Noncontrolling interests in subsidiaries' earnings	432	376	413
Net income attributable to common shareholders	983,412	806,840	1,012,140

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment and other (net of tax of $40,935, $(2,342) and $(31,024) in 2017, 2016 and 2015)	(80,865)	(203,299)	(765,659)
Retirement benefits plan activity (net of tax of $(218,590), $152,203 and $88,547 in 2017, 2016 and 2015)	384,784	(286,044)	(149,710)
Other comprehensive income (loss)	303,919	(489,343)	(915,369)
Less: Other comprehensive income (loss) for noncontrolling interests	358	(196)	(249)
Other comprehensive income (loss) attributable to common shareholders	303,561	(489,147)	(915,120)
Total Comprehensive Income Attributable to Common Shareholders	$1,286,973	$317,693	$97,020

The accompanying notes are an integral part of the consolidated financial statements.

Business Segment Information

(Dollars in thousands)	2017	2016	2015
Net Sales:
Diversified Industrial:
North America	$5,366,809	$4,955,211	$5,715,742
International	4,377,776	4,145,272	4,741,376
Aerospace Systems	2,284,727	2,260,270	2,254,626
	$12,029,312	$11,360,753	$12,711,744
Segment Operating Income:
Diversified Industrial:
North America	$873,552	$789,667	$955,501
International	579,207	448,457	583,937
Aerospace Systems	337,496	337,531	298,994
Total segment operating income	1,790,255	1,575,655	1,838,432
Corporate administration	172,632	173,203	215,396
Income before interest expense and other	1,617,623	1,402,452	1,623,036
Interest expense	162,436	136,517	118,406
Other expense	126,546	151,207	72,390
Income before income taxes	$1,328,641	$1,114,728	$1,432,240

Assets:
Diversified Industrial	$13,366,981	$8,728,671	$8,734,942
Aerospace Systems (a)	1,412,707	1,430,577	1,375,845
Corporate (b)	710,216	1,874,894	2,143,492
	$15,489,904	$12,034,142	$12,254,279

Property Additions:
Diversified Industrial	$148,765	$134,618	$190,580
Aerospace Systems	16,929	10,857	18,427
Corporate	38,054	3,932	6,520
	$203,748	$149,407	$215,527

Depreciation:
Diversified Industrial	$176,823	$163,014	$174,102
Aerospace Systems	17,484	18,469	19,509
Corporate	8,561	8,825	9,165
	$202,868	$190,308	$202,776

(Dollars in thousands)	2017	2016	2015
By Geographic Area (c)
Net Sales:
North America	$7,585,689	$7,144,481	$7,891,571
International	4,443,623	4,216,272	4,820,173
	$12,029,312	$11,360,753	$12,711,744
Long-Lived Assets:
North America	$1,145,127	$817,872	$856,947
International	792,165	750,228	807,075
	$1,937,292	$1,568,100	$1,664,022

The accounting policies of the business segments are the same as those described in the Significant Accounting Policies footnote except that the business segment results are prepared on a basis that is consistent with the manner in which the Company’s management disaggregates financial information for internal review and decision-making.

(a)	Includes an investment in a joint venture in which ownership is 50 percent or less and in which the Company does not have operating control (2017 - $240,182; 2016 - $241,728; 2015 - $251,365).

(b)
Amounts in 2016 and 2015 have been adjusted to reflect the retrospective adoption of Accounting Standards Update 2015-03 in the first quarter of 2017. Corporate assets are principally cash and cash equivalents, marketable securities and other investments, domestic deferred income taxes, deferred compensation plan assets, headquarters facilities and the major portion of the Company’s domestic data processing equipment.

(c)
Net sales are attributed to countries based on the location of the selling unit. North America includes the United States, Canada and Mexico. No country other than the United States represents greater than 10 percent of consolidated sales. Long-lived assets are comprised of plant and equipment based on physical location.

Consolidated Balance Sheet

(Dollars in thousands)
June 30,	2017	2016
Assets
Current Assets
Cash and cash equivalents (Note 1)	$884,886	$1,221,653
Marketable securities and other investments (Note 1)	39,318	882,342
Trade accounts receivable, net (Note 1)	1,930,751	1,593,920
Non-trade and notes receivable (Note 1)	254,987	232,183
Inventories (Note 6)	1,549,494	1,173,329
Prepaid expenses	120,282	104,360
Total Current Assets	4,779,718	5,207,787
Plant and equipment (Note 1)	5,186,748	4,737,141
Less: Accumulated depreciation	3,249,456	3,169,041
Plant and equipment, net	1,937,292	1,568,100
Deferred income taxes (Notes 1 and 4)	36,057	605,155
Investments and other assets (Note 1)	842,475	827,492
Intangible assets, net (Notes 1 and 7)	2,307,484	922,571
Goodwill (Notes 1 and 7)	5,586,878	2,903,037
Total Assets	$15,489,904	$12,034,142

Liabilities and Equity
Current Liabilities
Notes payable and long-term debt payable within one year (Notes 8 and 9)	$1,008,465	$361,787
Accounts payable, trade	1,300,496	1,034,589
Accrued payrolls and other compensation	435,911	382,945
Accrued domestic and foreign taxes	153,137	127,597
Other accrued liabilities	497,851	458,970
Total Current Liabilities	3,395,860	2,365,888
Long-term debt (Note 9)	4,861,895	2,652,457
Pensions and other postretirement benefits (Note 10)	1,406,082	2,076,143
Deferred income taxes (Notes 1 and 4)	221,790	54,395
Other liabilities	336,931	306,581
Total Liabilities	10,222,558	7,455,464
Equity (Note 11)
Shareholders' Equity
Serial preferred stock, $.50 par value, authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value, authorized 600,000,000 shares; issued 181,046,128 shares in 2017 and 2016	90,523	90,523
Additional capital	543,879	628,451
Retained earnings	10,930,348	10,302,866
Accumulated other comprehensive (loss)	(1,924,204)	(2,227,765)
Treasury shares at cost: 47,854,475 in 2017 and 47,033,896 in 2016	(4,378,897)	(4,218,820)
Total Shareholders' Equity	5,261,649	4,575,255
Noncontrolling interests	5,697	3,423
Total Equity	5,267,346	4,578,678
Total Liabilities and Equity	$15,489,904	$12,034,142

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Cash Flows

	For the years ended June 30,
(Dollars in thousands)	2017	2016	2015
Cash Flows From Operating Activities
Net income	$983,844	$807,216	$1,012,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	202,868	190,308	202,776
Amortization	152,361	116,535	114,715
Stock incentive plan compensation	80,339	71,293	96,093
Deferred income taxes	37,024	(65,686)	18,865
Foreign currency transaction loss (gain)	8,060	22,750	(77,784)
Loss on sale of plant and equipment	1,494	414	14,953
(Gain) on sale of businesses	(41,285)	(10,666)	(6,420)
(Gain) loss on sale of marketable securities	(1,032)	(723)	3,817
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(95,347)	17,549	143,179
Inventories	(73,673)	120,243	(70,377)
Prepaid expenses	2,410	136,034	(116,561)
Other assets	(3,887)	(5,033)	20,976
Accounts payable, trade	174,761	(52,378)	(86,750)
Accrued payrolls and other compensation	5,922	(22,865)	(12,657)
Accrued domestic and foreign taxes	18,165	(6,285)	(43,441)
Other accrued liabilities	(59,738)	(31,633)	(8,770)
Pensions and other postretirement benefits	(103,866)	(45,796)	156,859
Other liabilities	14,051	(30,499)	1,207
Net cash provided by operating activities	1,302,471	1,210,778	1,363,233
Cash Flows From Investing Activities
Acquisitions (less cash acquired of $157,426 in 2017, $3,814 in 2016 and $8,332 in 2015)	(4,069,197)	(67,552)	(18,618)
Capital expenditures	(203,748)	(149,407)	(215,527)
Proceeds from sale of plant and equipment	14,648	18,821	19,655
Proceeds from sale of businesses	85,610	24,325	37,265
Purchase of marketable securities and other investments	(465,666)	(1,351,464)	(1,747,333)
Maturities and sales of marketable securities and other investments	1,279,318	1,300,633	1,391,396
Other	(6,113)	(39,995)	(46,001)
Net cash (used in) investing activities	(3,365,148)	(264,639)	(579,163)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	2,202	126	3,355
Payments for common shares	(338,078)	(587,365)	(1,436,309)
Proceeds from (payments for) notes payable, net	230,499	303,624	(815,171)
Proceeds from long-term borrowings	2,614,463	2,287	1,483,015
Payments for long-term borrowings	(381,078)	(220,068)	(537)
Dividends paid	(345,380)	(341,962)	(340,389)
Net cash provided by (used in) financing activities	1,782,628	(843,358)	(1,106,036)
Effect of exchange rate changes on cash	(56,718)	(61,712)	(111,005)
Net (decrease) increase in cash and cash equivalents	(336,767)	41,069	(432,971)
Cash and cash equivalents at beginning of year	1,221,653	1,180,584	1,613,555
Cash and cash equivalents at end of year	$884,886	$1,221,653	$1,180,584
Supplemental Data:
Cash paid during the year for:
Interest	$131,937	$133,999	$105,202
Income taxes	268,127	250,155	515,350

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Equity

(Dollars in thousands)	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total
Balance June 30, 2014	$90,523	$595,498	$9,174,189	$(823,498)	$(2,377,284)	$3,380	$6,662,808
Net income			1,012,140			413	1,012,553
Other comprehensive income (loss)				(915,120)		(249)	(915,369)
Dividends paid			(340,132)			(257)	(340,389)
Stock incentive plan activity		27,231	(4,312)		58,630		81,549
Liquidation Activity						(5)	(5)
Shares purchased at cost					(1,393,578)		(1,393,578)
Balance June 30, 2015	$90,523	$622,729	$9,841,885	$(1,738,618)	$(3,712,232)	$3,282	$5,107,569
Net income			806,840			376	807,216
Other comprehensive income (loss)				(489,147)		(196)	(489,343)
Dividends paid			(341,923)			(39)	(341,962)
Stock incentive plan activity		5,722	(3,936)		50,916		52,702
Shares purchased at cost					(557,504)		(557,504)
Balance June 30, 2016	$90,523	$628,451	$10,302,866	$(2,227,765)	$(4,218,820)	$3,423	$4,578,678
Net income			983,412			432	983,844
Other comprehensive income				303,561		358	303,919
Dividends paid			(345,042)			(338)	(345,380)
Stock incentive plan activity		(84,572)	(10,888)		104,615		9,155
Acquisition activity						1,822	1,822
Shares purchased at cost					(264,692)		(264,692)
Balance June 30, 2017	$90,523	$543,879	$10,930,348	$(1,924,204)	$(4,378,897)	$5,697	$5,267,346

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The term "year" and references to specific years refer to the applicable fiscal years.

1.	Significant Accounting Policies
The significant accounting policies followed in the preparation of the accompanying consolidated financial statements are summarized below.
Nature of Operations - The Company is a leading worldwide diversified manufacturer of motion and control technologies and systems, providing precision engineered solutions for a wide variety of mobile, industrial and aerospace markets. The Company evaluates performance based on segment operating income before corporate administrative expenses, interest expense and income taxes.
The Diversified Industrial Segment is an aggregation of several business units, which manufacture motion-control and fluid power system components for builders and users of various types of manufacturing, packaging, processing, transportation, agricultural, construction, and military vehicles and equipment. Diversified Industrial Segment products are marketed primarily through field sales employees and independent distributors. The Diversified Industrial North American operations have manufacturing plants and distribution networks throughout the United States, Canada and Mexico and primarily service North America. The Diversified Industrial International operations provide Parker products and services to 47 countries throughout Europe, Asia Pacific, Latin America, the Middle East and Africa.
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
There are no individual customers to whom sales are more than three percent of the Company's consolidated sales. Due to the diverse group of customers throughout the world, the Company does not consider itself exposed to any concentration of credit risks.
The Company manufactures and markets its products throughout the world. Although certain risks and uncertainties exist, the diversity and breadth of the Company's products and geographic operations mitigate the risk that adverse changes with respect to any particular product and geographic operation would materially affect the Company's operating results.
Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
Trade Accounts Receivable, Net - Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor. Allowance for doubtful accounts was $14,336 and $8,010 at June 30, 2017 and June 30, 2016, respectively.
Non-Trade and Notes Receivable - The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

June 30,	2017	2016
Notes receivable	$118,351	$102,400
Accounts receivable, other	136,636	129,783
Total	$254,987	$232,183

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

The plant and equipment caption in the Consolidated Balance Sheet is comprised of the following components:

June 30,	2017	2016
Land and land improvements	$321,331	$291,122
Buildings and building equipment	1,575,464	1,437,601
Machinery and equipment	3,167,885	2,933,818
Construction in progress	122,068	74,600
Total	$5,186,748	$4,737,141
Investments and Other Assets - Investments in joint-venture companies in which ownership is 50 percent or less and in which the Company does not have operating control are stated at cost plus the Company's equity in undistributed earnings and amounted to $341,869 and $355,876 at June 30, 2017 and June 30, 2016, respectively. A significant portion of the underlying net assets of the joint ventures are related to goodwill. The Company's share of earnings from investments in joint-venture companies were $42,352, $25,650 and $23,204 in 2017, 2016 and 2015, respectively.
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
Foreign Currency Translation - Assets and liabilities of foreign subsidiaries are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. The effects of these translation adjustments, as well as gains and losses from certain intercompany transactions, are reported in the accumulated other comprehensive (loss) component of shareholders' equity. Such adjustments will affect net income only upon sale or liquidation of the underlying foreign investments, which is not contemplated at this time. Exchange losses (gains) from transactions in a currency other than the local currency of the entity involved are included within the cost of sales caption in the Consolidated Statement of Income and were $8,060, $22,750 and $(77,784), in 2017, 2016 and 2015, respectively.
Subsequent Events - The Company has evaluated subsequent events that have occurred through the date of filing of this Annual Report on Form 10-K for the year ended June 30, 2017. No subsequent events occurred that required adjustment to or disclosure in these financial statements.
Recent Accounting Pronouncements - In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-09, "Scope of Modification Accounting." ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: (1) the fair value of the modified award is the same as fair value of the original award; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company has not historically modified share-based payments awards after their original issuance so the impact of adopting ASU 2017-09 on the Company's financial statements is not expected to be material.
In March 2017, the FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 also provides that only the service cost component is eligible for capitalization, when applicable. ASU 2017-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued. ASU 2017-07 should be applied retrospectively for the income statement presentation of net periodic pension cost and net periodic postretirement benefit cost and prospectively, on or after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit cost. The Company has not yet determined the effect that ASU 2017-07 will have on its financial statements.
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
In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 provides that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in ASU 2016-16 eliminate the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2017. Early adoption is permitted. The Company is evaluating ASU 2016-16 for potential early adoption in the first quarter of fiscal 2018 and currently estimates that the adoption of ASU 2016-16 will eliminate a $57 million income tax deferred charge recorded in the Consolidated Balance Sheet as of June 30, 2017.

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
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." Under ASU 2016-09, all excess tax benefits and deficiencies arising from employee share-based payment awards, and dividends on those awards, will be recognized in the income statement during the period in which they occur. ASU 2016-09 allows companies to make an accounting policy election to estimate forfeitures, as required today, or record them when they occur and allows companies to withhold an amount up to the maximum statutory tax rate without causing the award to be classified as a liability. Within the statement of cash flows, ASU 2016-09 requires excess tax benefits to be classified as an operating activity and cash payments to tax authorities in connection with shares withheld to be classified as a financing activity. The Company adopted ASU 2016-09 in the first quarter of fiscal 2017. In fiscal 2017, the Company applied the recognition of the excess tax benefits and deficiencies requirement on a prospective basis and recognized a discrete income tax benefit, which was recorded as a reduction to income tax expense, of $35,589 in 2017. Prior to the adoption of ASU 2016-09, this excess tax benefit was recorded as an increase to additional capital. The cash flow classification requirements of ASU 2016-09 were applied retrospectively. As a result, for 2016 and 2015, cash flows from operating activities was increased by $40,935 and $61,292, respectively, and cash flows from financing activities was decreased by $40,935 and $61,292, respectively. The Company elected to continue to estimate forfeitures expected to occur rather than electing to account for forfeitures as they occur. The other provisions of ASU 2016-09 related to accounting for income taxes and minimum statutory share withholding tax requirements had no impact on the Company's financial statements.
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

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in the ASU. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. During the first quarter of 2017, the Company retrospectively adopted ASU 2015-03 and has revised the following captions within the Consolidated Balance Sheet at June 30, 2016:

	As Previously Reported	Revised
Investments and other assets	$850,088	$827,492
Notes payable and long-term debt payable within one year	361,840	361,787
Long-term debt	2,675,000	2,652,457

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that a company expects to be entitled to in exchange for the goods or services. To achieve this principle, a company must apply five steps including identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) the company satisfies the performance obligations. Additional quantitative and qualitative disclosure to enhance the understanding about the nature, amount, timing, and uncertainty of revenue and cash flows is also required. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing." ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. The effective date of ASU 2016-10 is the same as the effective date of ASU 2014-09. The Company currently anticipates using the modified retrospective method to adopt ASU 2014-09. The Company is still in the process of quantifying the impact of the adoption of ASU 2014-09, but at this time the Company does not expect the adoption to have a material impact on its financial statements.

2.	Acquisitions and Divestiture
Acquisitions - During 2017, the Company completed three acquisitions whose aggregate sales for their most recent fiscal year prior to acquisition were approximately $1,522 million. Total purchase price for the three acquisitions was approximately $4,227 million in cash and $316 million in assumed debt.
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
The results of operations for all acquisitions are included as of the respective dates of acquisition. Assets acquired and liabilities assumed were recognized at their respective fair values as of the acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The assets acquired and liabilities assumed presented in the table below are based on available information and may be revised during the measurement period, not to exceed 12 months, as valuations are finalized, additional information becomes available and as additional analysis is performed. Such revisions may have a material impact on the Company's results of operations and financial position. The initial purchase price allocation and subsequent purchase price adjustments for acquisitions in 2017, 2016 and 2015 are as follows.

	2017	2016	2015
Assets:
Accounts receivable	$263,616	$6,793	$7,656
Inventories	302,422	12,041	3,099
Prepaid expenses	18,342	1,350	91
Deferred income taxes	4,658	—	5
Plant and equipment	376,826	5,647	1,123
Intangible and other assets	1,526,909	26,849	7,794
Goodwill	2,677,489	31,134	10,430
	5,170,262	83,814	30,198
Liabilities:
Notes payable	20,162	720	—
Accounts payable, trade	84,753	2,536	2,689
Accrued payrolls and other compensation	45,942	1,310	243
Accrued domestic and foreign taxes	5,435	604	777
Other accrued liabilities	80,515	1,804	5,267
Long-term debt	296,240	1,743	—
Pensions and other postretirement benefits	33,929	—	—
Deferred income taxes	520,389	7,545	2,604
Other liabilities	11,878	—	—
Noncontrolling interests	1,822	—	—
	1,101,065	16,262	11,580
Net assets acquired	$4,069,197	$67,552	$18,618

Goodwill is calculated as the excess of the purchase price over the net assets acquired, primarily all of which is not deductible for tax purposes. With respect to the Clarcor acquisition, goodwill represents cost synergies and enhancements to the Company's existing filtration technologies. See Note 7 for additional information about intangible assets.

The remaining disclosures in Note 2 pertain only to the Clarcor acquisition as the other two acquisitions completed during 2017 were immaterial.

Clarcor is a major manufacturer of filtration products under more than a dozen respected brands, including CLARCOR, Baldwin, Fuel Manager, PECOFacet, Airguard, Altair, BHA, Clearcurrent, Clark Filter, Hastings, United Air Specialists, Keddeg and Purolator. Clarcor had annual sales of approximately $1,400 million for its fiscal 2016. For segment reporting purposes, Clarcor is part of the Diversified Industrial Segment.

The Company believes that Clarcor is a highly complementary acquisition that provides the Company with additional proprietary media, industrial and process filtration products and technologies, as well as a broad portfolio of replacement filters. The acquisition of Clarcor also offers significant expected operating synergies.

The Company's results of operations for 2017 include Clarcor's results of operations from the date of acquisition, February 28, 2017, through June 30, 2017. Net sales and segment operating (loss) attributable to Clarcor during this period was $487,388 and $(16,164), respectively.

The following unaudited pro forma information gives effect to the Company's acquisition of Clarcor as if the acquisition had occurred on July 1, 2015, and Clarcor had been included in the Company's results of operations for 2017 and 2016.

	2017	2016
Net sales	$12,935,834	$12,772,097
Net income attributable to common shareholders	1,027,693	748,634
Diluted earnings per share	7.58	5.47

The unaudited pro forma financial information in the table above includes adjustments related to amortization expense, depreciation, interest expense and transaction costs incurred as well as adjustments to cost of sales for the step-up in inventory to estimated acquisition-date fair value and related income tax effects and is based on a preliminary purchase price allocation using currently available information. Transaction costs incurred (which are reflected in the selling, general and administrative expenses caption in the Consolidated Statement of Income) and the adjustment to cost of sales for the step-up in inventory to estimated acquisition-date fair value are considered to be non-recurring. Adjustments for non-recurring items increased pro forma net income attributable to common shareholders by $108,078 for 2017 and decreased pro forma net income attributable to common shareholders by $39,121 for 2016. The unaudited pro forma financial information does not give effect to any synergies, operating efficiencies or cost savings that may result from the Clarcor acquisition.

Divestiture - During 2017, the Company divested its Autoline product line, which was part of the Diversified Industrial Segment. The operating results and net assets of the Autoline product line were immaterial to the Company's consolidated results of operations and financial position. The Company recorded a net pre-tax gain in 2017 of approximately $45 million related to the divestiture. The gain is reflected in the other (income), net caption in the Consolidated Statement of Income and the other expense caption in the Business Segment Information.

3.	Charges Related to Business Realignment
To structure its businesses in light of current and anticipated customer demand, the Company incurred business realignment charges in 2017, 2016 and 2015.
Business realignment charges presented in the Business Segment Information are as follows:

	2017	2016	2015
Diversified Industrial	$52,939	$91,404	$30,882
Aerospace Systems	2,674	3,629	967
Corporate administration	—	2,215	458
Other expense	784	116	2,399
Work force reductions related to the business realignment charges in the Business Segment Information are as follows:

	2017	2016	2015
Diversified Industrial	1,102	3,515	668
Aerospace Systems	89	81	21
Corporate administration	—	53	18
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
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	2017	2016	2015
Cost of sales	$35,932	$76,197	$19,419
Selling, general and administrative expenses	19,681	21,051	12,888
(Gain) loss on disposal of assets	784	116	2,399
As of June 30, 2017, approximately $23 million in severance payments have been made relating to charges incurred during 2017, the remainder of which are expected to be paid by June 30, 2018. Severance payments relating to prior-year actions are being made as required. Remaining severance payments related to current-year and prior-year actions of approximately $33 million are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the realignment actions described above, the timing and amount of which are not known at this time.

4.	Income Taxes
Income before income taxes was derived from the following sources:

	2017	2016	2015
United States	$722,925	$672,907	$779,782
Foreign	605,716	441,821	652,458
	$1,328,641	$1,114,728	$1,432,240

Income taxes include the following:

	2017	2016	2015
Federal
Current	$132,420	$235,557	$185,761
Deferred	37,316	(45,797)	28,108
Foreign
Current	157,518	113,146	189,826
Deferred	(5,319)	(7,006)	(11,208)
State and local
Current	17,835	24,495	25,235
Deferred	5,027	(12,883)	1,965
	$344,797	$307,512	$419,687

A reconciliation of the Company's effective income tax rate to the statutory Federal rate follows:

	2017	2016	2015
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes	1.7	0.6	1.1
Tax related to international activities	(5.5)	(5.2)	(4.5)
Cash surrender value of life insurance	(0.9)	0.2	(0.1)
Federal manufacturing deduction	(0.9)	(1.0)	(1.6)
Research tax credit	(0.8)	(1.9)	(0.8)
Share-based compensation	(2.7)	—	—
Other	0.1	(0.1)	0.2
Effective income tax rate	26.0%	27.6%	29.3%

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities. The differences comprising the net deferred taxes shown on the Consolidated Balance Sheet at June 30 were as follows:

	2017	2016
Retirement benefits	$571,022	$815,545
Other liabilities and reserves	144,885	126,524
Long-term contracts	61,375	64,371
Stock-based compensation	59,725	67,138
Loss carryforwards	678,486	326,707
Unrealized currency exchange gains and losses	22,212	(19,491)
Inventory	17,809	14,693
Foreign tax credit carryforward	23,050	24,051
Depreciation and amortization	(1,080,218)	(536,070)
Valuation allowance	(684,079)	(332,708)
Net deferred tax (liability) asset	$(185,733)	$550,760

Change in net deferred tax asset:
Provision for deferred tax	$(37,024)	$65,686
Items of other comprehensive (loss)	(177,655)	149,861
Acquisitions and other	(521,814)	(7,832)
Total change in net deferred tax	$(736,493)	$207,715

As of June 30, 2017, the Company has recorded deferred tax assets of $678,486 resulting from $2,529,303 in loss carryforwards. A valuation allowance of $665,399 related to the loss carryforwards has been established due to the uncertainty of their realization. Of this valuation allowance, $633,581 relates to non-operating entities whose loss carryforward utilization is considered to be remote. Some of the loss carryforwards can be carried forward indefinitely; others can be carried forward from three years to 20 years. In addition, a valuation allowance of $18,680 related to future deductible items has been established due to the uncertainty of their realization. These future deductible items are recorded in the other liabilities and reserves line in the table above.
Provision has not been made for additional U.S. or foreign taxes on undistributed earnings of certain international operations as those earnings will continue to be reinvested. It is not practicable to estimate the additional taxes, including applicable foreign withholding taxes, that might be payable on the eventual remittance of such earnings. Accumulated undistributed earnings reinvested in international operations amounted to approximately $2,900,000 at June 30, 2017.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016	2015
Balance July 1	$139,907	$145,688	$164,813
Additions for tax positions related to current year	4,735	7,025	6,090
Additions for tax positions of prior years	2,618	2,582	14,989
Additions for acquisitions	3,939	—	—
Reductions for tax positions of prior years	(1,175)	(627)	(6,945)
Reductions for settlements	(3,020)	(10,284)	—
Reductions for expiration of statute of limitations	(2,792)	(4,142)	(6,251)
Effect of foreign currency translation	3,294	(335)	(27,008)
Balance June 30	$147,506	$139,907	$145,688

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $95,460, $80,722 and $83,471 as of June 30, 2017, 2016 and 2015, respectively. If recognized, a significant portion of the gross unrecognized tax benefits as of June 30, 2017 would be offset against an asset currently recorded in the Consolidated Balance Sheet. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $15,432, $12,357 and $9,514 as of June 30, 2017, 2016 and 2015, respectively.

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
The Company and its subsidiaries file income tax returns in the United States and in various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is open to assessment of its federal income tax returns by the U.S. Internal Revenue Service for years after 2011, and its state and local tax returns for years after 2011. The Company is open to assessment for significant foreign jurisdictions for years after 2007.

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

	2017	2016	2015
Numerator:
Net income attributable to common shareholders	$983,412	$806,840	$1,012,140
Denominator:
Basic - weighted-average common shares	133,377,547	135,353,321	142,925,327
Increase in weighted-average common shares from dilutive effect of stock-based awards	2,182,217	1,558,369	2,186,823
Diluted - weighted-average common shares, assuming exercise of stock-based awards	135,559,764	136,911,690	145,112,150
Basic earnings per share	$7.37	$5.96	$7.08
Diluted earnings per share	$7.25	$5.89	$6.97

For 2017, 2016 and 2015, 1.4 million, 3.1 million and 1.1 million common shares, respectively, subject to stock-based awards were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

6.	Inventories
The majority of domestic inventories are valued by the last-in, first-out (LIFO) cost method and the balance of the Company's inventories are valued by the first-in, first-out (FIFO) cost method. Inventories valued by the FIFO cost method are stated at the lower of cost or net realizable value. Inventories valued by the LIFO cost method are stated at lower of cost or market.
Inventories valued on the LIFO cost method were approximately 39 percent of total inventories in 2017 and 30 percent of total inventories in 2016. The current cost of these inventories exceeds their valuation determined on the LIFO basis by $193,933 in 2017 and $200,247 in 2016. Progress payments of $44,231 in 2017 and $51,104 in 2016 are netted against inventories.

The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

June 30,	2017	2016
Finished products	$642,788	$458,657
Work in process	723,133	639,907
Raw materials	183,573	74,765
Total	$1,549,494	$1,173,329

7.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance June 30, 2015	$2,844,045	$98,634	$2,942,679
Acquisitions	31,134	—	31,134
Foreign currency translation and other	(70,776)	—	(70,776)
Balance June 30, 2016	$2,804,403	$98,634	$2,903,037
Acquisitions	2,677,489	—	2,677,489
Divestitures	(22,618)	—	(22,618)
Foreign currency translation and other	28,962	8	28,970
Balance June 30, 2017	$5,488,236	$98,642	$5,586,878

Acquisitions represent the original goodwill allocation, purchase price adjustments and final adjustments to the purchase price allocation for the acquisitions during the measurement period subsequent to the applicable acquisition dates. The impact of the purchase price adjustments and final adjustments to the purchase price allocation on the Company's results of operations and financial position were immaterial. Divestitures primarily represent goodwill associated with the sale of a product line (see Note 2 for further discussion).

The Company's annual impairment tests performed in 2017, 2016 and 2015 resulted in no impairment loss being recognized.
Intangible assets are amortized on a straight-line method over their legal or estimated useful life. The gross carrying value and accumulated amortization for each major category of intangible asset at June 30 are as follows:

	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$254,049	$100,860	$150,914	$95,961
Trademarks	553,691	200,413	340,805	179,156
Customer lists and other	2,566,983	765,966	1,362,521	656,552
Total	$3,374,723	$1,067,239	$1,854,240	$931,669

During 2017, the Company acquired intangible assets, either individually or as part of a group of assets, with an initial purchase price allocation and weighted-average life as follows:

	Purchase Price Allocation	Weighted-Average Life
Patents	$108,810	13 years
Trademarks	212,060	17 years
Customer lists and other	1,197,573	11 years
Total	$1,518,443	12 years

Total intangible asset amortization expense in 2017, 2016 and 2015 was $145,128, $108,019 and $109,887, respectively. Estimated intangible asset amortization expense for the five years ending June 30, 2018 through 2022 is $219,238, $209,047, $200,242, $191,520 and $155,482, respectively.

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events occurred in 2017, 2016 or 2015.

8.	Financing Arrangements
The Company has a line of credit totaling $2,000,000 through a multi-currency revolving credit agreement with a group of banks, $1,465,800 of which was available at June 30, 2017. The credit agreement expires in October 2021; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which may increase in the event the Company's credit ratings are lowered. Although a lowering of the Company's credit ratings would likely increase the cost of future debt, it would not limit the Company's ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
The Company is currently authorized to sell up to $2,000,000 of short-term commercial paper notes. At June 30, 2017, $534,200 of commercial paper notes were outstanding and $303,700 commercial paper notes were outstanding at June 30, 2016.
In addition to commercial paper notes, notes payable includes short-term lines of credit and borrowings from foreign banks. At June 30, 2017, the Company had $62,946 in lines of credit from various foreign banks, none of which had amounts outstanding at June 30, 2017 or at June 30, 2016. Most of these agreements are renewed annually. The weighted-average interest rate on notes payable during both 2017 and 2016 was 0.3 percent.
The Company's foreign locations in the ordinary course of business may enter into financial guarantees through financial institutions which enable customers to be reimbursed in the event of nonperformance by the Company.
The Company's credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the applicable agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the applicable agreements. Based on the Company's rating level at June 30, 2017, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.60 to 1.0. As of June 30, 2017, the Company's debt to debt-shareholders' equity ratio was 0.529 to 1.0. The Company is in compliance with all covenants.

9.	Debt

June 30,	2017	2016
Domestic:
Fixed rate medium-term notes, 3.30% to 6.55%, due 2018-2045	$2,675,000	$2,675,000
Senior Notes, 3.25% to 4.10%, due 2027 - 2047	1,300,000	—
Term loan, Libor plus 100 bps, due 2020	493,750	—
Foreign:
Euro Senior Notes, 1.125%, due 2025	799,890	—
Euro Term loan, Libor plus 150 bps, due 2022	114,270	—
Japanese Yen credit facility, JPY Libor plus 55 bps, due 2017	—	58,140
Other long-term debt	433	—
Deferred debt issuance costs	(47,183)	(22,596)
Total long-term debt	5,336,160	2,710,544
Less: Long-term debt payable within one year	474,265	58,087
Long-term debt, net	$4,861,895	$2,652,457

The Company issued the Senior Notes and entered into term loans during 2017. Interest payments are paid semi-annually for the Senior Notes due 2027 and 2047, paid annually for the Senior Notes due 2025 and are generally paid quarterly for the term loans. Total debt issuance costs were approximately $27,782 and will be amortized over the respective debt terms. The Company primarily used the proceeds from these debt issuances for the Clarcor acquisition.

Principal amounts of long-term debt payable in the five years ending June 30, 2018 through 2022 are $475,143, $100,107, $468,822, $32 and $114,280, respectively. The principal amounts of long-term debt payable exclude the impact of the amortization of debt issuance costs.

Lease Commitments - Future minimum rental commitments as of June 30, 2017, under non-cancelable operating leases, which expire at various dates, are as follows: 2018-$81,400; 2019-$56,974; 2020-$35,467; 2021-$21,189; 2022-$13,220 and after 2022-$31,994.
Rental expense in 2017, 2016 and 2015 was $118,723, $119,004 and $125,657, respectively.

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
A summary of the Company's defined benefit pension plans follows:

	2017	2016	2015
Benefit cost
Service cost	$94,356	$94,650	$97,960
Interest cost	126,131	181,469	176,556
Special termination cost	—	7,088	21,174
Settlement cost	—	5,102	—
Expected return on plan assets	(239,537)	(221,629)	(218,938)
Amortization of prior service cost	8,116	7,470	9,437
Amortization of unrecognized actuarial loss	212,433	170,407	152,664
Amortization of initial net obligation	18	17	17
Net periodic benefit cost	$201,517	$244,574	$238,870

	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$5,315,655	$4,867,703
Service cost	94,356	94,650
Interest cost	126,131	181,469
Acquisition	201,283	—
Special termination cost	—	7,088
Plan amendments	3,265	2,992
Divestiture	(851)	—
Actuarial (gain) loss	(268,370)	487,523
Benefits paid	(250,289)	(230,551)
Foreign currency translation and other	(3,323)	(95,219)
Benefit obligation at end of year	$5,217,857	$5,315,655

Change in plan assets
Fair value of plan assets at beginning of year	$3,307,047	$3,238,307
Actual gain on plan assets	341,344	97,165
Acquisition	168,264	—
Employer contributions	330,932	279,140
Benefits paid	(250,289)	(230,551)
Foreign currency translation and other	(1,297)	(77,014)
Fair value of plan assets at end of year	$3,896,001	$3,307,047
Funded status	$(1,321,856)	$(2,008,608)

Amounts recognized on the Consolidated Balance Sheet
Other accrued liabilities	$(12,793)	$(42,763)
Pensions and other postretirement benefits	(1,309,063)	(1,965,845)
Net amount recognized	$(1,321,856)	$(2,008,608)

Amounts recognized in Accumulated Other Comprehensive (Loss)
Net actuarial loss	$1,461,017	$2,047,103
Prior service cost	22,761	27,723
Transition obligation	77	103
Net amount recognized	$1,483,855	$2,074,929

The presentation of the amounts recognized on the Consolidated Balance Sheet and in accumulated other comprehensive (loss) is on a debit (credit) basis and excludes the effect of income taxes.

Beginning in 2017, the Company changed the method used to estimate the service and interest cost components of net periodic pension and other postretirement benefit costs. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant cash outflows. Previously, these costs were determined using a single-weighted average discount rate. The change does not affect the measurement of the Company's benefit obligations. The new method provides a more precise measure of service and interest costs by improving the correlation between projected benefit cash flows and the discrete spot yield curve rates and is accounted for as a change in estimate prospectively beginning the first quarter of fiscal 2017. As a result of the method change, net pension benefit cost for 2017 is lower than the net pension benefit cost for 2016 by $29,777.

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
The estimated amount of net actuarial loss, prior service cost and transition obligation that will be amortized from accumulated other comprehensive (loss) into net periodic benefit pension cost in 2018 is $141,399, $6,055 and $17, respectively.
The accumulated benefit obligation for all defined benefit plans was $4,890,058 and $4,884,985 at June 30, 2017 and 2016, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $5,120,268, $4,805,485 and $3,793,696, respectively, at June 30, 2017, and $5,211,768, $4,796,860 and $3,206,287, respectively, at June 30, 2016. The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $5,142,881 and $3,815,815, respectively, at June 30, 2017, and $5,310,979 and $3,302,370, respectively, at June 30, 2016.
The Company expects to make cash contributions of approximately $68 million to its defined benefit pension plans in 2018, the majority of which relate to its non-U.S. defined benefit plans. Estimated future benefit payments in the five years ending June 30, 2018 through 2022 are $231,732, $236,968, $243,956, $260,645 and $296,949, respectively and $1,448,318 in the aggregate for the five years ending June 30, 2023 through June 30, 2027.
The assumptions used to measure net periodic benefit cost for the Company's significant defined benefit plans are:

	2017	2016	2015
U.S. defined benefit plans
Discount rate	3.33%	4.19%	4.05%
Average increase in compensation	5.02%	5.14%	5.12%
Expected return on plan assets	7.5%	7.5%	7.5%
Non-U.S. defined benefit plans
Discount rate	0.23 to 7.75%	0.7 to 6.0%	0.9 to 4.2%
Average increase in compensation	2.0 to 5.5%	2.0 to 5.5%	2.0 to 5.0%
Expected return on plan assets	1.0 to 5.75%	1.0 to 5.75%	1.0 to 6.25%

The assumptions used to measure the benefit obligation for the Company's significant defined benefit plans are:

	2017	2016
U.S. defined benefit plans
Discount rate	3.64%	3.33%
Average increase in compensation	3.89%	5.02%
Non-U.S. defined benefit plans
Discount rate	0.30 to 7.57%	0.23 to 7.75%
Average increase in compensation	2.0 to 5.5%	2.0 to 5.5%

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

The weighted-average allocation of the majority of the assets related to defined benefit plans is as follows:

	2017	2016
Equity securities	45%	39%
Debt securities	47%	51%
Other investments	8%	10%
	100%	100%

The weighted-average target asset allocation as of June 30, 2017 is 41 percent equity securities, 47 percent debt securities and 12 percent other investments. The investment strategy for the Company's worldwide defined benefit pension plan assets focuses on achieving prudent actuarial funding ratios while maintaining acceptable levels of risk in order to provide adequate liquidity to meet immediate and future benefit requirements. This strategy requires investment portfolios that are broadly diversified across various asset classes and external investment managers. Assets held in the U.S. defined benefit plans account for approximately 75 percent of the Company's total defined benefit plan assets. The Company's overall investment strategy with respect to the Company's U.S. defined benefit plans is to opportunistically migrate from its traditional mix between growth seeking assets (primarily consisting of global public equities in developed and emerging countries and hedge fund of fund strategies) and income generating assets (primarily consisting of high quality bonds, both domestic and global, emerging market bonds, high yield bonds and Treasury Inflation Protected Securities) to an allocation more heavily weighted toward income generating assets. Over time, long duration fixed income assets are being added to the portfolio. These securities are highly correlated with the Company's pension liabilities and will serve to hedge a portion of the Company's interest rate risk.

The fair values of pension plan assets at June 30, 2017 and at June 30, 2016, by asset class, are as follows:

	June 30, 2017	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$76,057	$75,370	$687	$—
Equity securities
U.S. based companies	416,830	416,830	—	—
Non-U.S. based companies	236,134	236,134	—	—
Fixed income securities
Corporate bonds	176,135	91,982	84,153	—
Government issued securities	199,389	144,616	54,773	—
Mutual funds
Equity funds	306,168	306,168	—	—
Fixed income funds	204,628	204,628	—	—
Mutual funds measured at net asset value	233,234
Common/Collective trusts
Equity funds	70,389	70,389	—	—
Fixed income funds	46,003	46,003	—	—
Common/Collective trusts measured at net asset value	1,677,942
Limited Partnerships measured at net asset value	262,092
Miscellaneous	(9,000)	—	(9,000)	—
Total at June 30, 2017	$3,896,001	$1,592,120	$130,613	$—

	June 30, 2016	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$46,052	$45,474	$578	$—
Equity securities
U.S. based companies	292,138	292,138	—	—
Non-U.S. based companies	191,647	191,647	—	—
Fixed income securities
Corporate bonds	141,549	73,685	67,864	—
Government issued securities	203,000	141,935	61,065	—
Mutual funds
Equity funds	149,807	149,807	—	—
Fixed income funds	151,649	151,649	—	—
Mutual funds measured at net asset value	246,075
Common/Collective trusts
Equity funds	65,404	65,404	—	—
Fixed income funds	43,981	43,981	—	—
Common/Collective trusts measured at net asset value	1,487,170
Limited Partnerships measured at net asset value	280,248
Miscellaneous	8,327	—	8,327	—
Total at June 30, 2016	$3,307,047	$1,155,720	$137,834	$—

Cash and cash equivalents, which include repurchase agreements and other short-term investments, are valued at cost, which approximates fair value.
Equity securities are valued at the closing price reported on the active market on which the individual securities are traded. U.S. based companies include Company stock with a fair value of $212,480 as of June 30, 2017 and $143,652 as of June 30, 2016.
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
Common/Collective trusts primarily consist of equity and fixed income funds and are valued using the closing market price reported on the active market on which the fund is traded or at net asset value per share. Common/Collective trust investments can be redeemed without restriction after giving appropriate notice to the issuer. Generally, redemption of the entire investment balance requires a 60-day notice period. The equity funds provide exposure to large, mid and small cap U.S. equities, international large and small cap equities and emerging market equities. The fixed income funds provide exposure to U.S., international and emerging market debt securities. Common/Collective trusts measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy and are being presented in the tables above to permit a reconciliation of the fair value hierarchy to the Consolidated Balance Sheet.

Limited Partnerships primarily consist of hedge funds valued using a net asset value per share and provide exposure to a variety of hedging strategies including long/short equity, relative value, event driven and global macro. Limited Partnership investments can be redeemed either monthly or quarterly and without restriction after giving appropriate notice to the issuer. Redemption of the entire investment balance generally requires no more than a 95-day notice period. Limited Partnerships measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy and are being presented in the tables above to permit a reconciliation of the fair value hierarchy to the Consolidated Balance Sheet.
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

	2017	2016	2015
Shares held by ESOP	6,911,436	7,728,332	8,407,858
Company matching contributions	$57,766	$58,922	$63,914
In addition to shares within the ESOP, as of June 30, 2017, employees have elected to invest in 1,883,024 shares of common stock within a company stock fund of the savings and investment 401(k) plan.

The Company has a retirement income account (RIA) within the employee savings plan. The Company makes a cash contribution to the participant's RIA each year, the amount of which is based on the participant's age and years of service. Participants do not contribute to the RIA. The Company recognized $29,309, $25,780 and $29,570 in expense related to the RIA in 2017, 2016 and 2015, respectively.

During 2017, the Company assumed various defined contribution plans previously sponsored by Clarcor. The Company recognized expense of $2,199 in 2017 related to these defined contribution plans.

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
The Company recognized $4,357, $8,754 and $4,340 in expense related to other postretirement benefits in 2017, 2016 and 2015, respectively. During 2016, the Company provided enhanced retirement benefits in connection with a plant closure, which resulted in an increase in expense related to other postretirement benefits of $4,521.

	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$89,785	$75,953
Service cost	469	591
Interest cost	1,922	2,834
Acquisition	291	—
Special termination cost	—	4,521
Actuarial (gain) loss	(8,235)	10,217
Benefits paid	(4,299)	(4,331)
Benefit obligation at end of year	$79,933	$89,785
Funded status	$(79,933)	$(89,785)

Amounts recognized on the Consolidated Balance Sheet
Other accrued liabilities	$(6,532)	$(6,216)
Pensions and other postretirement benefits	(73,401)	(83,569)
Net amount recognized	$(79,933)	$(89,785)

Amounts recognized in Accumulated Other Comprehensive (Loss)
Net actuarial loss	$12,828	$22,914
Prior service credit	(435)	(556)
Net amount recognized	$12,393	$22,358

The presentation of the amounts recognized on the Consolidated Balance Sheet and in accumulated other comprehensive (loss) is on a debit (credit) basis and is before the effect of income taxes. The amount of net actuarial loss and prior service credit that will be amortized from accumulated other comprehensive (loss) into net periodic postretirement cost in 2018 is $1,095 and $(121), respectively.

The assumptions used to measure the net periodic benefit cost for postretirement benefit obligations are:

	2017	2016	2015
Discount rate	3.15%	3.96%	3.74%
Current medical cost trend rate (Pre-65 participants)	7.35%	7.61%	7.75%
Current medical cost trend rate (Post-65 participants)	8.68%	9.00%	7.75%
Ultimate medical cost trend rate	4.50%	4.50%	5.00%
Medical cost trend rate decreases to ultimate in year	2025	2025	2021

The discount rate assumption used to measure the benefit obligation was 3.46 percent in 2017 and 3.15 percent in 2016.
Estimated future benefit payments for other postretirement benefits in the five years ending June 30, 2018 through 2022 are $6,532, $6,426, $6,034, $5,870 and $5,629, respectively, and $25,142 in the aggregate for the five years ending June 30, 2023 through June 30, 2027.
A one percentage point change in assumed health care cost trend rates would not have a material effect on the benefit cost or benefit obligation.

Other - The Company has established nonqualified deferred compensation programs, which permit officers, directors and certain management employees annually to elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred, Company matching contributions and earnings on the deferrals. In addition, the Company maintains a defined contribution nonqualified supplemental executive pension plan in which the Company is the only contributor. During 2017, 2016 and 2015, the Company recorded expense (income) relating to these programs of $20,400, $(2,917) and $5,676, respectively.
The Company has invested in corporate-owned life insurance policies to assist in meeting the obligation under these programs. The policies are held in a rabbi trust and are recorded as assets of the Company.

11.	Equity
Changes in accumulated other comprehensive (loss) in shareholders' equity by component:

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance June 30, 2015	$(641,018)	$(1,097,600)	$(1,738,618)
Other comprehensive (loss) before reclassifications	(202,444)	(400,053)	(602,497)
Amounts reclassified from accumulated other comprehensive (loss)	(659)	114,009	113,350
Balance June 30, 2016	$(844,121)	$(1,383,644)	$(2,227,765)
Other comprehensive (loss) before reclassifications	(80,189)	242,414	162,225
Amounts reclassified from accumulated other comprehensive (loss)	(1,032)	142,368	141,336
Balance June 30, 2017	$(925,342)	$(998,862)	$(1,924,204)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity during 2017:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(8,014)	See Note 10
Recognized actuarial loss	(214,284)	See Note 10
Total before tax	(222,298)
Tax benefit	79,930	Income taxes
Net of tax	$(142,368)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity during 2016:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(7,366)	See Note 10
Recognized actuarial loss	(171,337)	See Note 10
Total before tax	(178,703)
Tax benefit	64,694	Income taxes
Net of tax	$(114,009)

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

	2017	2016	2015
Shares repurchased	1,976,778	5,121,051	11,091,759
Average price per share	$133.90	$108.87	$125.64

12.	Stock Incentive Plans

The Company's 2016 Omnibus Stock Incentive Plan provides for the granting of share-based incentive awards in the form of nonqualified stock options, stock appreciation rights (SARs), restricted stock units (RSUs) and restricted and unrestricted stock to officers and key employees of the Company. The aggregate number of shares authorized for issuance under the 2016 Omnibus Stock Incentive Plan is 16 million. At June 30, 2017, 14.7 million common shares were available for future issuance. As of October 26, 2016, the Company terminated the 2009 Omnibus Stock Incentive Plan and all available shares remaining for grant were canceled.
The Company satisfies share-based incentive award obligations by issuing shares of common stock out of treasury, which have been repurchased pursuant to the Company's share repurchase program described in Note 11, or through the issuance of previously unissued common stock.

SARs - Upon exercise, SARs entitle the participant to receive shares of common stock equal to the increase in value of the award between the grant date and the exercise date. SARs are exercisable from one to three years after the date of grant and expire no more than 10 years after grant.

The fair value of each SAR award granted in 2017, 2016 and 2015 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2017	2016	2015
Risk-free interest rate	1.4%	1.9%	2.0%
Expected life of award	5.3 yrs	5.4 yrs	5.4 yrs
Expected dividend yield of stock	2.0%	1.9%	1.8%
Expected volatility of stock	28.5%	28.7%	32.3%
Weighted-average fair value	$27.39	$26.88	$30.50

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

SAR activity during 2017 is as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding June 30, 2016	8,056,448	$84.93
Granted	1,065,739	$124.36
Exercised	(2,510,398)	$76.58
Canceled	(78,383)	$117.28
Outstanding June 30, 2017	6,533,406	$94.18	5.7	years	$428.8
Exercisable June 30, 2017	4,585,837	$83.62	4.5	years	$349.4

A summary of the status and changes of shares subject to SAR awards and the related average price per share follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2016	2,037,896	$29.46
Granted	1,065,739	$27.39
Vested	(1,083,278)	$30.55
Canceled	(72,788)	$27.60
Nonvested June 30, 2017	1,947,569	$27.80

At June 30, 2017, $15,194 of expense with respect to nonvested SAR awards has yet to be recognized and will be amortized into expense over a weighted-average period of approximately 16 months. The total fair value of shares vested during 2017, 2016 and 2015 was $33,094, $34,706 and $34,064, respectively.
Information related to SAR awards exercised during 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Net cash proceeds	$2,202	$126	$3,355
Intrinsic value	153,908	40,612	72,140
Income tax benefit	31,193	7,188	17,355

During 2017, 2016 and 2015, the Company recognized stock-based compensation expense of $28,535, $28,129 and $34,617, respectively, relating to SAR awards. The Company derives a tax deduction measured by the excess of the market value over the grant price at the date stock-based awards are exercised. The related income tax benefit was credited to income tax expense in 2017 and to additional capital in 2016 and 2015.
Shares surrendered upon exercise of SARs: 2017 - 371,246; 2016 - 158,808; 2015 - 243,799.

RSUs - RSUs constitute an agreement to deliver shares of common stock to the participant at the end of a vesting period. Generally, the RSUs granted to employees vest and the underlying stock is issued ratably over a three-year graded vesting period. Unvested RSUs may not be transferred and do not have dividend or voting rights. For each unvested RSU, recipients are entitled to receive a dividend equivalent, payable in cash or common shares, equal to the cash dividend per share paid to common shareholders.

The fair value of each RSU award granted in 2017, 2016 and 2015 was based on the fair market value of the Company's common stock on the date of grant. A summary of the status and changes of shares subject to RSU awards and the related average price per share follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2016	374,168	$111.82
Granted	249,892	$128.30
Vested	(194,844)	$110.74
Canceled	(34,887)	$133.12
Nonvested June 30, 2017	394,329	$120.92

During 2017, 2016 and 2015, the Company recognized stock-based compensation expense of $23,025, $21,190 and $22,547 respectively, relating to RSU awards. At June 30, 2017, $19,915 of expense with respect to nonvested RSU awards has yet to be recognized and will be amortized into expense over a weighted-average period of approximately 24 months. The total fair value of RSU awards vested during 2017, 2016 and 2015 was $21,576, $21,173 and $18,953, respectively. The Company recognized an income tax benefit of $939, $870 and $704 relating to the issuance of common stock for RSU awards that vested during 2017, 2016 and 2015, respectively.

In 2017 and 2016, 12,430 and 14,404 RSU awards, with a one-year vesting period, were granted to certain non-employee members of the Board of Directors. Although unvested shares do not have dividend or voting rights, recipients receive a dividend equivalent payable in common shares, equal to the cash dividend per share paid to common shareholders. In 2017 and 2016, the Company recognized expense of $1,560 and $824, respectively, with respect to these awards. At June 30, 2017, $505 of expense with respect to nonvested RSU awards granted to the Board of Directors has yet to be recognized and will be amortized into expense over a weighted-average period of approximately four months. During 2017, the Company recognized an income tax benefit of $105 related to these RSU awards.

LTIP - The Company's Long Term Incentive Plans (LTIP) provide for the issuance of unrestricted stock to certain officers and key employees based on the attainment of certain goals relating to the Company's revenue growth, earnings per share growth and return on invested capital during the three-year performance period. No dividends or dividend equivalents are paid on unearned shares.

Stock issued for LTIP	2017	2016	2015
LTIP three-year plan	2014-15-16	2013-14-15	2012-13-14
Number of shares issued	227,707	175,291	185,063
Average share value on date of issuance	$157.07	$113.91	$119.06
Total value	$35,766	$19,967	$22,034

Under the Company's 2015-16-17 LTIP, a payout of unrestricted stock will be issued in April 2018.

The fair value of each LTIP award granted in 2017, 2016 and 2015 was based on the fair market value of the Company's common stock on the date of grant. A summary of the status and changes of shares relating to the LTIP and the related average price per share follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2016	813,762	$108.37
Granted	248,076	$147.87
Vested	(305,176)	$114.00
Canceled	(21,918)	$101.86
Nonvested June 30, 2017	734,744	$119.56

During 2017, 2016 and 2015, the Company recorded stock-based compensation expense of $27,219, $21,150 and $38,929, respectively, relating to the LTIP. During 2017, 2016 and 2015, the Company recognized an income tax benefit of $1,701, $3,119 and $5,373, respectively, relating to the LTIP.
Shares surrendered in connection with the LTIP: 2017 - 113,074; 2016 - 78,173; 2015 - 42,394.

Restricted Shares - In 2015, 12,716 restricted shares were issued to non-employee members of the Board of Directors. Transferability of the restricted shares is restricted for one to three years following issuance, and they vest ratably, on an annual basis, over the term of office of the director. The fair value of the restricted shares was based on the fair market value of the Company's common stock on the date of grant. During 2016 and 2015, the Company recognized expense of $468 and $1,401, respectively, related to the restricted shares. During 2016 and 2015, the Company recognized a tax cost of $(32) and $(3), respectively, related to restricted shares.

13.	Shareholders' Protection Rights Agreement
The Company's Shareholders Protection Rights Agreement dated as of February 8, 2007, between the Company and Wells Fargo Bank, N.A. (as successor to National City Bank), as Rights Agent, expired on its own terms on February 17, 2017, and was not renewed or replaced.

14.	Research and Development
Research and development costs amounted to $336,675 in 2017, $359,796 in 2016 and $403,085 in 2015. These amounts include both costs incurred by the Company related to independent research and development initiatives as well as costs incurred in connection with research and development contracts. Costs incurred in connection with research and development contracts amounted to $65,292 in 2017, $57,999 in 2016 and $57,799 in 2015. These costs are included in the total research and development cost for each of the respective years.

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
Marketable securities and other investments include deposits, which are recorded at cost, and investments classified as available-for-sale, which are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive (loss). Gross unrealized gains and losses were not material as of June 30, 2017 and 2016. Substantially all of the available-for-sale investments in an unrealized loss position have been in that position for less than 12 months. There were no facts or circumstances that indicated the unrealized losses were other than temporary.
The contractual maturities of available-for-sale investments at June 30, 2017 and 2016 are as follows:

	June 30, 2017		June 30, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$690	$693	$29,960	$29,990
One to three years	7,865	7,924	144,100	144,625
Over three years	2,108	2,113	34,276	34,275
Actual maturities of available-for-sale investments may differ from their contractual maturities as the Company has the ability to liquidate the available-for-sale investments after giving appropriate notice to the issuer.

The carrying value of long-term debt and estimated fair value of long-term debt at June 30 are as follows:

	2017	2016
Carrying value of long-term debt	$5,383,343	$2,733,140
Estimated fair value of long-term debt	5,645,529	3,133,989
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
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	2017	2016
Net investment hedges
Cross-currency swap contracts	Other assets	$15,135	$24,771
Cash flow hedges
Costless collar contracts	Non-trade and notes receivable	430	—
Costless collar contracts	Other accrued liabilities	2,027	8,368

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
Gains or losses on derivative financial instruments that were recorded in the Consolidated Statement of Income during 2017, 2016 and 2015 were not material.

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	2017	2016
Cross-currency swap contracts	$(6,003)	$6,869
Foreign denominated debt	(16,175)	(8,180)

There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor were any portion of these financial instruments excluded from the effectiveness testing, during 2017, 2016 and 2015.

A summary of financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2017 and 2016 are as follows:

	June 30, 2017	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$3,008	$3,008	$—	$—
Corporate bonds	5,968	5,968	—	—
Asset-backed and mortgage-backed securities	4,762	—	4,762	—
Derivatives	16,496	—	16,496	—
Investments measured at net asset value	7,073
Liabilities:
Derivatives	16,064	—	16,064	—

	June 30, 2016	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$1,296	$1,296	$—	$—
Government bonds	15,764	15,764	—	—
Corporate bonds	184,380	184,380	—	—
Asset-backed and mortgage-backed securities	8,746	—	8,746	—
Derivatives	25,303	—	25,303	—
Investments measured at net asset value	361,770
Liabilities:
Derivatives	13,028	—	13,028	—
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
Investments measured at net asset value primarily consist of investments in fixed income mutual funds, which are measured at fair value using the net asset value per share practical expedient. These investments have not been categorized in the fair value hierarchy and are presented in the table above to permit reconciliation of the fair value hierarchy to the Consolidated Balance Sheet. The Company has the ability to liquidate these investments after giving appropriate notice to the issuer.
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
The Company is involved in various litigation matters arising in the normal course of business, including proceedings based on product liability claims, workers' compensation claims and alleged violations of various environmental laws. The Company is self-insured in the United States for health care, workers' compensation, general liability and product liability up to predetermined amounts, above which third party insurance applies. Management regularly reviews the probable outcome of these proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage and the established accruals for liabilities. While the outcome of pending proceedings cannot be predicted with certainty, management believes that any liabilities that may result from these proceedings will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.
Environmental - The Company is currently responsible for environmental remediation at various manufacturing facilities presently or formerly operated by the Company and has been named as a “potentially responsible party,” along with other companies, at off-site waste disposal facilities and regional sites.
As of June 30, 2017, the Company had an accrual of $20,810 for environmental matters, which are probable and reasonably estimable. The accrual is recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company's liability in proportion to other responsible parties.
The Company's estimated total liability for environmental matters ranges from a minimum of $20.8 million to a maximum of $83.3 million. The largest range for any one site is approximately $7.4 million. The actual costs to be incurred by the Company will be dependent on final determination of contamination and required remedial action, negotiations with governmental authorities with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies, effectiveness of remedial technologies employed, the ability of other responsible parties to pay, and any insurance or other third-party recoveries.

17.	Quarterly Information (Unaudited)

2017	1st	2nd	3rd	4th	Total
Net sales	$2,743,131	$2,670,804	$3,119,139	$3,496,238	$12,029,312
Gross profit	637,125	626,320	735,349	841,556	2,840,350
Net income attributable to common shareholders	210,129	241,305	238,673	293,305	983,412
Diluted earnings per share	1.55	1.78	1.75	2.15	7.25

2016	1st	2nd	3rd	4th	Total
Net sales	$2,869,348	$2,705,590	$2,828,665	$2,957,150	$11,360,753
Gross profit	668,444	564,966	619,264	684,695	2,537,369
Net income attributable to common shareholders	194,978	182,982	187,084	241,796	806,840
Diluted earnings per share	1.41	1.33	1.37	1.77	5.89

Earnings per share amounts are computed independently for each of the quarters presented, therefore, the sum of the quarterly earnings per share amounts may not equal the total computed for the year.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

ITEM 9A. Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective.
There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management's Report On Internal Control Over Financial Reporting
Our management, including the principal executive officer and the principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). We assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. We have excluded three entities from our evaluation of internal control over financial reporting as of June 30, 2017 because these entities were acquired in purchase business combinations during the year ended June 30, 2017. On a combined basis, the entities represent approximately 32.0 percent of total assets and 4.7 percent of net sales as of and for the fiscal year ended June 30, 2017. In making this assessment, we used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013).” We concluded that based on our assessment, the Company's internal control over financial reporting was effective as of June 30, 2017.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of June 30, 2017, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B. Other Information. None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance. Information required with respect to the Directors of the Company is set forth under the caption "Item I – Election of Directors" in the definitive Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders, to be held October 25, 2017 (the "2017 Proxy Statement"), and is incorporated herein by reference. Information with respect to the executive officers of the Company is included in Part I, Item 1C of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

The information set forth under the caption "Other Governance Matters - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2017 Proxy Statement is incorporated herein by reference.
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
The information set forth under the captions "Committees of Our Board of Directors - The Audit Committee" and "Report of the Audit Committee" in the 2017 Proxy Statement is incorporated herein by reference.

ITEM 11. Executive Compensation. The information set forth under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," and "Compensation Tables" in the 2017 Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information set forth under the captions "Principal Shareholders" in the 2017 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information. The following table sets forth certain information regarding the Company's equity compensation plans as of June 30, 2017, unless otherwise indicated.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Equity compensation plans
Equity compensation plans approved by security holders	8,436,447 (1)	$95.75	24,681,693 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	8,436,447	$95.75	24,681,693

(1)    Includes the maximum future payouts of common stock that may be issued under the calendar year 2015-16-17, 2016-17-18 and 2017-18-19 long term incentive performance awards, or LTIP Awards. For these LTIP Awards, payouts will be determined based on our achieving an average return on average equity of 4% or an average free cash flow margin of 4%. If these performance measures are achieved, the participants will be eligible to receive the maximum payout of 200%. The Human Resources and Compensation Committee will then compare our performance to that of a group of our peers and, if appropriate, apply its discretion to reduce the final payouts based on any performance measures that the Committee determines to be appropriate.

 (2)     The maximum number of shares of our common stock that may be issued under the 2016 Omnibus Stock Incentive Plan is 16 million shares of which approximately 14.7 million shares are available for future issuance. As of October 26, 2016, the Company terminated the 2009 Omnibus Stock Incentive Plan and all available shares remaining for grant were canceled. The maximum number of shares that may be issued under the Global Employee Stock Purchase Plan is 10 million shares of which approximately 9.9 million shares are still available for future issuance.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence. The information set forth under the captions "Other Governance Matters - Review and Approval of Transactions with Related Persons" and "Corporate Governance: Board of Directors - Director Independence" in the 2017 Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services. The information set forth under the captions "Audit Fees," "Audit-Related Fees," "Tax Fees," "All Other Fees" and "Audit Committee Pre-Approval Policies and Procedures" in the 2017 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

a. The following are filed as part of this report:

Page Number in Form 10-K
1. Financial Statements
Consolidated Statement of Income	32
Consolidated Statement of Comprehensive Income	33
Business Segment Information	34
Consolidated Balance Sheet	36
Consolidated Statement of Cash Flows	37
Consolidated Statement of Equity	38
Notes to Consolidated Financial Statements	39

2. Schedule
II - Valuation and Qualifying Accounts	71

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

August 25, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Signature and Title
THOMAS L. WILLIAMS, Chairman of the Board of Directors and Principal Executive Officer; TODD M. LEOMBRUNO, Principal Accounting Officer; LEE C. BANKS, Director; ROBERT G. BOHN, Director; LINDA S. HARTY, Director; ROBERT J. KOHLHEPP, Director; KEVIN A. LOBO, Director; KLAUS-PETER MÜLLER, Director; CANDY M. OBOURN, Director; JOSEPH SCAMINACE, Director; WOLFGANG R. SCHMITT, Director; ÅKE SVENSSON, Director; JAMES R. VERRIER, Director; and JAMES L. WAINSCOTT, Director.
Date: August 25, 2017

/s/ Catherine A. Suever
Catherine A. Suever, Executive Vice President – Finance & Administration and Chief Financial Officer (Principal Financial Officer and Attorney-in-Fact)

PARKER-HANNIFIN CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED June 30, 2015, 2016 and 2017
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning Of Period	Additions Charged to Costs and Expenses	Other (Deductions)/ Additions (A)	Balance At End Of Period
Allowance for doubtful accounts:
Year ended June 30, 2015	$16,040	$2,685	$(9,441)	$9,284
Year ended June 30, 2016	$9,284	$1,419	$(2,693)	$8,010
Year ended June 30, 2017	$8,010	$3,559	$2,767	$14,336
Deferred tax asset valuation allowance:
Year ended June 30, 2015	$348,837	$(18,831)	$—	$330,006
Year ended June 30, 2016	$330,006	$2,702	$—	$332,708
Year ended June 30, 2017	$332,708	$349,803	$1,568	$684,079

(A)
For allowance for doubtful accounts, net balance is comprised of deductions due to uncollectible accounts charged off, additions due to acquisitions or recoveries, and currency translation adjustments. For deferred tax asset valuation allowance, the balance primarily represents adjustments due to acquisitions.

Exhibit Index

Exhibit No.	Description of Exhibit
(2)(a)
Agreement and Plan of Merger among Parker-Hannifin Corporation, CLARCOR, Inc. and Parker Eagle Corporation dated as of December 1, 2016, incorporated by reference to Exhibit 2.1 of Registrant's Form 8-K filed with the SEC on December 1, 2016 (Commission File No. 1-4982). +

Articles of Incorporation and By-Laws:

(3)(a)	Amended Articles of Incorporation, incorporated by reference to Exhibit 3(a) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission File No. 1-4982).

(3)(b)	Code of Regulations, as amended, incorporated by reference to Exhibit 3(b) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2016 (Commission File No. 1-4982).

Instruments Defining Rights of Security Holders:

(4)(a)
Registration Rights Agreement, dated February 24, 2017, among Registrant and Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., as Representatives of the Initial Purchasers, incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K filed with the SEC on February 28, 2017 (Commission File No. 1-4982).

(4)(b)
Registration Rights Agreement, dated February 24, 2017, among Registrant and the Initial Purchasers (as defined therein), incorporated by reference to Exhibit 4.2 of Registrant's Current Report on Form 8-K filed with the SEC on February 28, 2017 (Commission File No. 1-4982).

The Registrant is a party to other instruments, copies of which will be furnished to the Commission upon request, defining the rights of holders of its long-term debt identified in Note 9 of the Notes to Consolidated Financial Statements included within Part II, Item 8 of this Annual Report on Form 10-K.

Material Contracts:

(10)(a)
Form of Parker-Hannifin Corporation Amended and Restated Change in Control Severance Agreement entered into by Registrant and its executive officers, incorporated by reference to Exhibit 10(a) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(b)
Form of Parker-Hannifin Corporation Change in Control Severance Agreement for executive officers elected after September 1, 2015 at or above Grade 29, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission File No. 1-4982).

(10)(c)
Form of Parker-Hannifin Corporation Change in Control Severance Agreement for executive officers elected after September 1, 2015 below Grade 29, incorporated by reference to Exhibit 10(d) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission File No. 1-4982).

(10)(d)
Parker-Hannifin Corporation Amended and Restated Change in Control Severance Plan, incorporated by reference to Exhibit 10(b) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(e)
Form of Indemnification Agreement entered into by the Registrant and its directors and executive officers, incorporated by reference to Exhibit 10(c) to Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission File No. 1-4982).

(10)(f)
Description of the Parker-Hannifin Corporation Officer Life Insurance Plan, incorporated by reference to Exhibit 10(h) to Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 1-4982).

(10)(g)
Parker-Hannifin Corporation Amended and Restated Supplemental Executive Retirement Benefits Program, effective July 1, 2014, incorporated by reference to Exhibit 10(a) to Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2016 (Commission File No. 1-4982).

(10)(h)
Parker-Hannifin Corporation Amended and Restated Defined Contribution Supplemental Executive Retirement Program, effective January 22, 2015, incorporated by reference to Exhibit 10(c) to Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2015 (Commission File No. 1-4982).

(10)(i)
Summary of the Parker-Hannifin Corporation Executive Disability Insurance Plan, incorporated by reference to Exhibit 10(j) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission File No. 1-4982).

(10)(j)
Parker-Hannifin Corporation Amended and Restated 2003 Stock Incentive Plan, incorporated by reference to Exhibit 10(b) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).

(10)(k)
Parker-Hannifin Corporation Amended and Restated 2009 Omnibus Stock Incentive Plan, incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the Commission on September 24, 2012 (Commission File No. 1-4982).

(10)(l)
Parker-Hannifin Corporation 2016 Omnibus Stock Incentive Plan, incorporated by reference to Annex B to Registrant's Definitive Proxy Statement on Schedule 14A, filed with the SEC on September 26, 2016 (Commission File No. 1-4982).

(10)(m)
Parker-Hannifin Corporation First amendment to 2016 Omnibus Stock Incentive Plan, effective April 1, 2017, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2017 (Commission File No. 1-4982).

(10)(n)
Parker-Hannifin Corporation 2010 Performance Bonus Plan, incorporated by reference to Annex A to Registrant’s Definitive Proxy Statement filed with the Commission on September 27, 2010 (Commission File No. 1-4982).

(10)(o)
Parker-Hannifin Corporation 2015 Performance Bonus Plan, incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed with the Commission on September 28, 2015 (Commission File No. 1-4982).

(10)(p)
Form of 2007 Notice of Grant of Stock Options with Tandem Stock Appreciation Rights for executive officers, incorporated by reference to Exhibit 10.3 to Registrant’s Report on Form 8-K filed with the SEC on August 22, 2006 (Commission File No. 1-4982).

(10)(q)
Form of 2008 Notice of Grant of Stock Options with Tandem Stock Appreciation Rights for executive officers, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K/A filed with the SEC on September 5, 2007 (Commission File No. 1-4982).

(10)(r)
Form of 2009 Notice of Stock Options Award with Tandem Stock Appreciation Rights for Executive Officers, incorporated by reference to Exhibit 10(d) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(s)
Form of 2010 Notice of Stock Options with Tandem Stock Appreciation Rights for Executive Officers, incorporated by reference to Exhibit 10(d) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No. 1-4982).

(10)(t)
Form of 2011 Parker-Hannifin Corporation Stock Appreciation Rights Award Agreement for executive officers, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed with the SEC on August 17, 2010 (Commission File No. 1-4982).

(10)(u)
2011 Parker-Hannifin Corporation Stock Appreciation Rights Terms and Conditions for executive officers, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed with the SEC on August 17, 2010 (Commission File No. 1-4982).

(10)(v)
Form of Parker-Hannifin Corporation Stock Appreciation Rights Award Agreement for executive officers, incorporated by reference to Exhibit 10(a) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2011 (Commission File No. 1-4982).

(10)(w)
Parker-Hannifin Corporation Stock Appreciation Rights Terms and Conditions for executive officers, incorporated by reference to Exhibit 10(b) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2011 (Commission File No. 1-4982).

(10)(x)
Parker-Hannifin Corporation Target Incentive Plan, incorporated by reference to Exhibit 10(d) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).

(10)(y)
Parker-Hannifin Corporation Target Incentive Plan Subject to Performance Bonus Plan, incorporated by reference to Exhibit 10(e) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).

(10)(z)
Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan, incorporated by reference to Exhibit 10(a) to Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2013 (Commission File No. 1-4982).

(10)(aa)
Form of Parker-Hannifin Corporation Long-Term Incentive Performance (LTIP) Award Under the Performance Bonus Plan, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed with the Commission on February 1, 2011 (Commission File No. 1-4982).

(10)(bb)
Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan, as amended and restated, effective January 20, 2016, incorporated by reference to Exhibit 10(aa) to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission file No. 1-4982).

(10)(cc)
Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan, as amended and restated, incorporated by reference to Exhibit 10(bb) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission file No. 1-4982).

(10)(dd)
Parker-Hannifin Corporation Restricted Stock Unit Award Agreement dated August 17, 2016 for Lee C. Banks, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2014 (Commission File No. 1-4982).

(10)(ee)
Parker-Hannifin Corporation Restricted Stock Unit Terms and Conditions for Lee C. Banks, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2014 (Commission File No. 1-4982).

(10)(ff)
Parker-Hannifin Corporation Profitable Growth Incentive Plan, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2014 (Commission File No. 1-4982).

(10)(gg)
Form of Notice of RONA Bonus Award Under the Parker-Hannifin Corporation Performance Bonus Plan, incorporated by reference to Exhibit 10(h) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No. 1-4982).

(10)(hh)
Parker-Hannifin Corporation RONA Plan Subject to Performance Bonus Plan, incorporated by reference to Exhibit 10(f) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).

(10)(ii)
Parker-Hannifin Corporation Summary of RONA Bonus Awards in Lieu of Certain Executive Perquisites, incorporated by reference to Exhibit 10(h) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(jj)
Parker-Hannifin Corporation amended and restated Savings Restoration Plan, as of September 1, 2004, incorporated by reference to Exhibit 10(t) to Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).

(10)(kk)
Parker-Hannifin Corporation Amended and Restated Savings Restoration Plan, effective January 1, 2016, incorporated by reference to Exhibit 10(d) to Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2016 (Commission File No. 1-4982).

(10)(ll)
Parker-Hannifin Corporation Amended and Restated Pension Restoration Plan, effective July 1, 2016, incorporated by reference to Exhibit 10(mm) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission File No. 1-4982).

(10)(mm)
Parker-Hannifin Corporation amended and restated Executive Deferral Plan, as of September 1, 2004, incorporated by reference to Exhibit 10(v) to Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).

(10)(nn)
Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan, effective September 2, 2015, incorporated by reference to Exhibit 10(pp) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission File No. 1-4982).

(10)(oo)
Parker-Hannifin Corporation Global Employee Stock Purchase Plan, incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement filed with the SEC on September 22, 2014 (Commission File No. 1-4982).

(10)(pp)	Parker-Hannifin Corporation Claw-back Policy, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed with the SEC on August 18, 2009 (Commission File No. 1-4982).

(10)(qq)
Parker-Hannifin Corporation Amended and Restated 2004 Non-Employee Directors’ Stock Incentive Plan, incorporated by reference to Exhibit 10(aa) to Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2009 (Commission File No. 1-4982).

(10)(rr)
Form of Parker-Hannifin Corporation Non-Employee Directors' Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10(g) to Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2015 (Commission File No. 1-4982).

(10)(ss)
Parker-Hannifin Corporation Non-Employee Directors' Restricted Stock Unit Award Terms and Conditions, incorporated by reference to Exhibit 10(h) to Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2015 (Commission File No. 1-4982).

(10)(tt)
Amended and Restated Deferred Compensation Plan for Directors of Parker-Hannifin Corporation, effective January 22, 2015, incorporated by reference to Exhibit 10(i) to Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2015 (Commission File No. 1-4982).

(10)(uu)
Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 26, 2016, incorporated by reference to Exhibit 10(c) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2016 (Commission File No. 1-4982).

(12)	Computation of Ratio of Earnings to Fixed Charges as of June 30, 2017.*

(21)	List of subsidiaries of Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)	Power of Attorney.*

(31)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(31)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

+    Certain schedules have been omitted and the Company agrees to furnish supplementally to the Commission a copy of any omitted exhibits and schedules upon request.

*	Submitted electronically herewith.

Attached as Exhibit 101 to this Annual Report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended June 30, 2017, 2016 and 2015, (ii) Consolidated Statement of Comprehensive Income for the years ended June 30, 2017, 2016 and 2015, (iii) Consolidated Balance Sheet at June 30, 2017 and 2016, (iv) Consolidated Statement of Cash Flows for the years ended June 30, 2017, 2016 and 2015, (v) Consolidated Statement of Equity for the years ended June 30, 2017, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Shareholders may request a copy of any of the exhibits to this Annual Report on Form 10-K by writing to the Secretary, Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141.