Form 10-Q
period 2017-09-30
PARKER HANNIFIN CORP
filed 2017-11-08
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding at September 30, 2017: 133,226,057

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2017	2016
Net sales	$3,364,651	$2,743,131
Cost of sales	2,532,878	2,106,006
Selling, general and administrative expenses	401,672	322,969
Interest expense	53,555	34,148
Other expense (income), net	2,244	(12,237)
Income before income taxes	374,302	292,245
Income taxes	88,767	82,007
Net income	285,535	210,238
Less: Noncontrolling interest in subsidiaries' earnings	138	109
Net income attributable to common shareholders	$285,397	$210,129

Earnings per share attributable to common shareholders:
Basic	$2.14	$1.57
Diluted	$2.10	$1.55

Cash dividends per common share	$0.66	$0.63
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2017	2016
Net income	$285,535	$210,238
Less: Noncontrolling interests in subsidiaries' earnings	138	109
Net income attributable to common shareholders	285,397	210,129

Other comprehensive income, net of tax
Foreign currency translation adjustment and other	72,879	8,180
Retirement benefits plan activity	26,735	34,162
Other comprehensive income	99,614	42,342
Less: Other comprehensive (loss) income for noncontrolling interests	(87)	49
Other comprehensive income attributable to common shareholders	99,701	42,293
Total comprehensive income attributable to common shareholders	$385,098	$252,422
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	(Unaudited)
	September 30, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$874,766	$884,886
Marketable securities and other investments	99,792	39,318
Trade accounts receivable, net	1,922,288	1,930,751
Non-trade and notes receivable	266,421	254,987
Inventories	1,707,001	1,549,494
Prepaid expenses	134,350	120,282
Total current assets	5,004,618	4,779,718
Plant and equipment	5,292,651	5,186,748
Less: Accumulated depreciation	3,329,805	3,249,456
Plant and equipment, net	1,962,846	1,937,292
Deferred income taxes	35,194	36,057
Investments and other assets	834,085	842,475
Intangible assets, net	2,215,297	2,307,484
Goodwill	5,679,239	5,586,878
Total assets	$15,731,279	$15,489,904
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$1,144,054	$1,008,465
Accounts payable, trade	1,304,260	1,300,496
Accrued payrolls and other compensation	329,182	435,911
Accrued domestic and foreign taxes	173,286	153,137
Other accrued liabilities	516,342	497,851
Total current liabilities	3,467,124	3,395,860
Long-term debt	4,788,147	4,861,895
Pensions and other postretirement benefits	1,391,820	1,406,082
Deferred income taxes	212,334	221,790
Other liabilities	341,195	336,931
Total liabilities	10,200,620	10,222,558
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at September 30 and June 30	90,523	90,523
Additional capital	528,956	543,879
Retained earnings	11,127,641	10,930,348
Accumulated other comprehensive (loss)	(1,824,503)	(1,924,204)
Treasury shares, at cost; 47,820,071 shares at September 30 and 47,854,475 shares at June 30	(4,397,677)	(4,378,897)
Total shareholders’ equity	5,524,940	5,261,649
Noncontrolling interests	5,719	5,697
Total equity	5,530,659	5,267,346
Total liabilities and equity	$15,731,279	$15,489,904
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$285,535	$210,238
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	59,960	46,997
Amortization	56,147	28,336
Share incentive plan compensation	43,211	35,818
Deferred income taxes	10,223	90,696
Foreign currency transaction loss	3,591	5,004
(Gain) on sale of plant and equipment	(256)	(681)
(Gain) on sale of marketable securities	—	(167)
Loss on sale of investment	13,777	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	23,432	145,657
Inventories	(142,743)	(64,752)
Prepaid expenses	(13,053)	(40,108)
Other assets	(28,523)	3,918
Accounts payable, trade	(9,750)	(21,215)
Accrued payrolls and other compensation	(109,521)	(102,994)
Accrued domestic and foreign taxes	17,253	(15,128)
Other accrued liabilities	11,164	5,079
Pensions and other postretirement benefits	18,804	(216,243)
Other liabilities	(287)	3,477
Net cash provided by operating activities	238,964	113,932
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash acquired of $1,760 in 2016)	—	(29,927)
Capital expenditures	(79,336)	(32,526)
Proceeds from sale of plant and equipment	12,448	4,498
Purchases of marketable securities and other investments	(70,253)	(189,654)
Maturities of marketable securities and other investments	12,499	291,372
Other	6,365	1,450
Net cash (used in) provided by investing activities	(118,277)	45,213
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,795	788
Payments for common shares	(78,710)	(132,526)
Proceeds from notes payable, net	35,200	233,070
Proceeds from long-term borrowings	928	—
Payments for long-term borrowings	(6,522)	(1,122)
Dividends	(88,104)	(84,749)
Net cash (used in) provided by financing activities	(135,413)	15,461
Effect of exchange rate changes on cash	4,606	(2,409)
Net (decrease) increase in cash and cash equivalents	(10,120)	172,197
Cash and cash equivalents at beginning of year	884,886	1,221,653
Cash and cash equivalents at end of period	$874,766	$1,393,850
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

	Three Months Ended
	September 30,
	2017	2016
Net sales
Diversified Industrial:
North America	$1,594,691	$1,166,971
International	1,238,774	1,014,923
Aerospace Systems	531,186	561,237
Total net sales	$3,364,651	$2,743,131
Segment operating income
Diversified Industrial:
North America	$256,027	$200,611
International	191,791	137,196
Aerospace Systems	77,434	73,281
Total segment operating income	525,252	411,088
Corporate general and administrative expenses	41,350	31,034
Income before interest expense and other expense	483,902	380,054
Interest expense	53,555	34,148
Other expense	56,045	53,661
Income before income taxes	$374,302	$292,245

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2017, the results of operations for the three months ended September 30, 2017 and 2016 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2017 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. No subsequent events have occurred that required adjustment to these financial statements.

2. New Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-12, "Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 provides targeted improvements to Topic 815 accounting for hedging activities by expanding an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. ASU 2017-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early application is permitted in any interim period after issuance of the update. ASU 2017-12 should be applied using a modified retrospective approach for cash flow and net investment hedge relationships that exist on the date of adoption, and prospectively for presentation and disclosure requirements. The Company has not yet determined the effect that ASU 2017-12 will have on its financial statements.
In May 2017, the FASB issued ASU 2017-09, "Scope of Modification Accounting." ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: (1) the fair value of the modified award is the same as fair value of the original award; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2017. Early adoption is permitted. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. During the first quarter of fiscal 2018, the Company adopted ASU 2017-09. The adoption of ASU 2017-09 did not affect the Company's financial statements as there were no modifications of any share-based awards during the first quarter of fiscal 2018.
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

2. New Accounting Pronouncements, cont'd
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under the amendments in this Update, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. During the first quarter of fiscal 2018, the Company adopted ASU 2017-04. The adoption of ASU 2017-04 did not affect the Company's financial statements as there were no goodwill impairment tests performed during the first quarter of fiscal 2018.
In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 provides that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in ASU 2016-16 eliminate the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2017. Early adoption is permitted. The Company currently estimates that the adoption of ASU 2016-16 will eliminate a $57 million income tax deferred charge recorded in the Consolidated Balance Sheet as of September 30, 2017.
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

3. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2017 and 2016.

	Three Months Ended
	September 30,
	2017	2016
Numerator:
Net income attributable to common shareholders	$285,397	$210,129
Denominator:
Basic - weighted average common shares	133,176,964	133,679,378
Increase in weighted average common shares from dilutive effect of equity-based awards	2,617,306	2,146,280
Diluted - weighted average common shares, assuming exercise of equity-based awards	135,794,270	135,825,658
Basic earnings per share	$2.14	$1.57
Diluted earnings per share	$2.10	$1.55
For the three months ended September 30, 2017 and 2016, 603,884 and 2,328,216 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
4. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. During the three-month period ended September 30, 2017, the Company repurchased 306,037 shares at an average price, including commissions, of $163.38 per share.

5. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor. Allowance for doubtful accounts was $14,264 and $14,336 at September 30, 2017 and June 30, 2017, respectively.

6. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2017	June 30, 2017
Notes receivable	$123,257	$118,351
Accounts receivable, other	143,164	136,636
Total	$266,421	$254,987

7. Inventories

The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2017	June 30, 2017
Finished products	$707,560	$642,788
Work in process	797,113	723,133
Raw materials	202,328	183,573
Total	$1,707,001	$1,549,494

8. Business realignment charges
The Company incurred business realignment charges in fiscal 2018 and fiscal 2017. The Company also incurred acquisition integration costs in fiscal 2018 related to the fiscal 2017 acquisition of CLARCOR, Inc.
Business realignment charges and acquisition integration costs presented in the Business Segment Information are as follows:

	Three Months Ended
	September 30,
	2017	2016
Diversified Industrial	$13,263	$10,745
Aerospace Systems	763	—
Work force reductions in connection with such business realignment charges and acquisition integration costs in the Business Segment Information are as follows:

	Three Months Ended
	September 30,
	2017	2016
Diversified Industrial	542	173
Aerospace Systems	37	—
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

8. Business realignment charges, cont'd
The business realignment charges and acquisition integration costs are presented in the Consolidated Statement of Income as follows:

	Three Months Ended
	September 30,
	2017	2016
Cost of sales	$9,115	$8,020
Selling, general and administrative expenses	4,911	2,725
As of September 30, 2017, approximately $2 million in severance payments had been made relating to business realignment charges incurred during fiscal 2018, the remainder of which are expected to be paid by September 30, 2018. Severance payments relating to prior-year business realignment actions are being made as required. Remaining severance payments related to current-year and prior-year business realignment actions of approximately $31 million are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment actions described above, the timing and amount of which are not known at this time.

9. Equity

Changes in equity for the three months ended September 30, 2017 and 2016 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2017	$5,261,649	$5,697	$5,267,346
Net income	285,397	138	285,535
Other comprehensive income (loss)	99,701	(87)	99,614
Dividends paid	(88,104)	—	(88,104)
Stock incentive plan activity	16,297	—	16,297
Acquisition activity	—	(29)	(29)
Shares purchased at cost	(50,000)	—	(50,000)
Balance at September 30, 2017	$5,524,940	$5,719	$5,530,659

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2016	$4,575,255	$3,423	$4,578,678
Net income	210,129	109	210,238
Other comprehensive income	42,293	49	42,342
Dividends paid	(84,476)	(273)	(84,749)
Stock incentive plan activity	18,772	—	18,772
Shares purchased at cost	(114,692)	—	(114,692)
Balance at September 30, 2016	$4,647,281	$3,308	$4,650,589

9. Equity, cont'd

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the three months ended September 30, 2017 and 2016 are as follows:

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2017	$(925,342)	$(998,862)	$(1,924,204)
Other comprehensive income before reclassifications	72,966	—	72,966
Amounts reclassified from accumulated other comprehensive (loss)	—	26,735	26,735
Balance at September 30, 2017	$(852,376)	$(972,127)	$(1,824,503)

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2016	$(844,121)	$(1,383,644)	$(2,227,765)
Other comprehensive income before reclassifications	8,298	—	8,298
Amounts reclassified from accumulated other comprehensive (loss)	(167)	34,162	33,995
Balance at September 30, 2016	$(835,990)	$(1,349,482)	$(2,185,472)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three months ended September 30, 2017 and 2016 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2017
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(2,133)	See Note 11
Recognized actuarial loss	(39,036)	See Note 11
Total before tax	(41,169)
Tax benefit	14,434	Income taxes
Net of tax	$(26,735)

9. Equity, cont'd

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2016
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,750)	See Note 11
Recognized actuarial loss	(51,660)	See Note 11
Total before tax	(53,410)
Tax benefit	19,248	Income taxes
Net of tax	$(34,162)

10. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the three months ended September 30, 2017 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2017	$5,488,236	$98,642	$5,586,878
Acquisitions	39,629	—	39,629
Foreign currency translation and other	52,722	10	52,732
Balance at September 30, 2017	$5,580,587	$98,652	$5,679,239
Acquisitions represent adjustments to purchase price allocations during the measurement period subsequent to the applicable acquisition dates. The impact of purchase price allocation adjustments made during the current-year quarter on the Company's results of operations and financial position were immaterial.
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2017		June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$256,510	$106,198	$254,049	$100,860
Trademarks	556,813	208,892	553,691	200,413
Customer lists and other	2,530,285	813,221	2,566,983	765,966
Total	$3,343,608	$1,128,311	$3,374,723	$1,067,239
Total intangible amortization expense for the three months ended September 30, 2017 was $54,469. The estimated amortization expense for the five years ending June 30, 2018 through 2022 is $215,343, $204,987, $196,124, $187,321 and $151,164, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the three months ended September 30, 2017.

11. Retirement benefits
Net pension benefit cost recognized included the following components:

	Three Months Ended
	September 30,
	2017	2016
Service cost	$23,058	$24,223
Interest cost	35,686	31,496
Expected return on plan assets	(63,176)	(57,617)
Amortization of prior service cost	2,104	1,716
Amortization of net actuarial loss	38,682	51,427
Amortization of initial net obligation	5	5
Net pension benefit cost	$36,359	$51,250
During the three months ended September 30, 2017 and 2016, the Company recognized $1,089 and $1,116, respectively, in expense related to other postretirement benefits.
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
As of September 30, 2017, the Company had gross unrecognized tax benefits of $150,651. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $97,900. If recognized, a significant portion of the gross unrecognized tax benefits would be offset against an asset currently recorded in the Consolidated Balance Sheet. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, is $16,724. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $110,000 as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.

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
Marketable securities and other investments include deposits, which are recorded at cost, and investments classified as available-for-sale, which are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive (loss). Gross unrealized gains and losses were not material as of September 30, 2017 and June 30, 2017. Substantially all of the available-for-sale investments in an unrealized loss position have been in that position for less than 12 months. There were no facts or circumstances that indicated the unrealized losses were other than temporary.

13. Financial instruments, cont'd
The contractual maturities of available-for-sale investments at September 30, 2017 and June 30, 2017 are as follows:

	September 30, 2017		June 30, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$1,071	$1,076	$690	$693
One to three years	7,852	7,921	7,865	7,924
Above three years	1,815	1,822	2,108	2,113
Actual maturities of available-for-sale investments may differ from their contractual maturities as the Company has the ability to liquidate the available-for-sale investments after giving appropriate notice to the issuer.
The carrying value of long-term debt and estimated fair value of long-term debt are as follows:

	September 30, 2017	June 30, 2017
Carrying value of long-term debt	$5,408,741	$5,383,343
Estimated fair value of long-term debt	5,049,704	5,645,529
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
The Company’s EUR 700 million aggregate principal amount of Senior Notes due 2025 have been designated as a hedge of the Company’s net investment in certain foreign subsidiaries. The translation of the Senior Notes due 2025 into U.S. dollars is recorded in accumulated other comprehensive (loss) and remains there until the underlying net investment is sold or substantially liquidated.
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The following summarizes the location and fair value of significant derivative financial instruments reported in the Consolidated Balance Sheet as of September 30, 2017 and June 30, 2017:

	Balance Sheet Caption	September 30, 2017	June 30, 2017
Net investment hedges
Cross-currency swap contracts	Other assets	$3,858	$15,135
Cash flow hedges
Costless collar contracts	Non-trade and notes receivable	2,195	430
Costless collar contracts	Other accrued liabilities	1,305	2,027

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

13. Financial instruments, cont'd
The cross-currency swap contracts have been designated as hedging instruments. The costless collar contracts have not been designated as hedging instruments and are considered to be economic hedges of forecasted transactions.
Gains or losses on derivative financial instruments that were recorded in the Consolidated Statement of Income for the three months ended September 30, 2017 and 2016 were not material.

(Losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended
	September 30,
	2017	2016
Cross-currency swap contracts	$(6,574)	$(6,241)
Foreign denominated debt	(16,834)	(673)
There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor was any portion of these financial instruments excluded from the effectiveness testing, during the three months ended September 30, 2017 and 2016.
A summary of financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2017 and June 30, 2017 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$4,708	$4,708	$—	$—
Corporate bonds	6,172	6,172	—	—
Asset-backed and mortgage-backed securities	4,647	—	4,647	—
Derivatives	6,342	—	6,342	—
Investments measured at net asset value	7,310
Liabilities:
Derivatives	5,136	—	5,136	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$3,008	$3,008	$—	$—
Corporate bonds	5,968	5,968	—	—
Asset-backed and mortgage-backed securities	4,762	—	4,762	—
Derivatives	16,496	—	16,496	—
Investments measured at net asset value	7,073
Liabilities:
Derivatives	16,064	—	16,064	—
The fair values of the equity securities, government bonds, corporate bonds and asset-backed and mortgage-backed securities are determined using the closing market price reported in the active market in which the fund is traded or the market price for similar assets that are traded in an active market.

13. Financial instruments, cont'd
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2016
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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	September 30, 2017	June 30, 2017
United States	60.8	57.8
Eurozone countries	58.1	57.4
China	51.0	50.4
Brazil	50.9	50.5
Global aircraft miles flown increased by approximately eight percent and revenue passenger miles increased approximately seven percent from their comparable fiscal 2017 levels. The Company anticipates that U.S. Department of Defense spending with regard to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2018 will be approximately 12 percent higher than the comparable fiscal 2017 level.
Housing starts in September 2017 were approximately six percent higher than housing starts in September 2016 and approximately seven percent lower than housing starts June 2017.
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
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,
(dollars in millions)	2017	2016
Net sales	$3,364.7	$2,743.1
Gross profit margin	24.7%	23.2%
Selling, general and administrative expenses	$401.7	$323.0
Selling, general and administrative expenses, as a percent of sales	11.9%	11.8%
Interest expense	$53.6	$34.1
Other expense (income), net	$2.2	$(12.2)
Effective tax rate	23.7%	28.1%
Net income	$285.5	$210.2
Net income, as a percent of sales	8.5%	7.7%

Net sales for the current-year quarter increased from the prior-year quarter primarily due to higher sales in both the Diversified Industrial North American and Diversified Industrial International businesses. The effect of currency rate changes increased net sales by approximately $38 million in the current-year quarter ($30 million of which was attributable to the Diversified Industrial International businesses). Acquisitions made in the last 12 months contributed approximately $382 million in sales in the current-year quarter.
Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased in the current-year quarter primarily due to higher sales volume as well as lower operating expenses resulting from the Company's simplification initiative and prior-year restructuring activities experienced in the Diversified Industrial Segment, as well as higher margins in the Aerospace Systems Segment. Pension cost included in cost of sales for the current-year quarter and prior-year quarter were $26.2 million and $33.9 million, respectively. Cost of sales for the current-year quarter and prior-year quarter also included business realignment charges and acquisition integration costs of $9.1 million and $8.0 million, respectively.
Selling, general and administrative expenses increased for the current-year quarter primarily due to higher amortization expense resulting from recent acquisitions, higher sales expenses, resulting from the increase in sales, and higher incentive compensation. Pension cost included in selling, general and administrative expenses for the current-year quarter and prior-year quarter were $10.0 million and $16.7 million, respectively. Selling, general and administrative expenses for the current-year quarter and prior-year quarter also included business realignment charges and acquisition integration costs of $4.9 million and $2.7 million, respectively.
Interest expense for the current-year quarter increased primarily due to higher weighted-average borrowings partially offset by lower weighted-average interest rates.
Other expense (income), net in the current-year quarter and the prior-year quarter includes income of $6.9 million and $8.1 million, respectively, related to equity method investments. Other expense (income), net in the current-year quarter also includes a loss of $13.8 million related to the sale of an investment.

Effective tax rate for the current-year quarter was lower than the comparable prior-year period primarily due to a net increase in discrete tax benefits, primarily related to stock-based awards, partially offset by a net increase in estimated tax related to international activities. The Company expects the effective tax rate, including discrete items, for fiscal 2018 will be approximately 28 percent.
RESULTS BY BUSINESS SEGMENT
Diversified Industrial Segment

	Three Months Ended September 30,
(dollars in millions)	2017	2016
Net sales
North America	$1,594.7	$1,167.0
International	1,238.8	1,014.9
Operating income
North America	256.0	200.6
International	$191.8	$137.2
Operating margin
North America	16.1%	17.2%
International	15.5%	13.5%
Backlog	$1,986.9	$1,470.5

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period versus the comparable prior-year period:

Three Months Ended September 30, 2017
Diversified Industrial North America – as reported	36.7%
Acquisitions	26.4%
Currency	0.6%
Diversified Industrial North America – without acquisitions and currency	9.7%

Diversified Industrial International – as reported	22.0%
Acquisitions	7.3%
Currency	3.0%
Diversified Industrial International – without acquisitions and currency	11.7%

Total Diversified Industrial Segment – as reported	29.9%
Acquisitions	17.5%
Currency	1.7%
Total Diversified Industrial Segment – without acquisitions and currency	10.7%
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
Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial North American sales increased for the current-year quarter primarily due to higher demand from distributors and end-users in most markets. The markets that experienced the largest increase in end-user demand were the oil and gas, cars and light trucks, construction equipment, heavy-duty truck, industrial machinery, engines and industrial material handling markets. Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial International sales for the current-year quarter increased from the prior-year quarter primarily due to higher volume in all regions, with Europe accounting for approximately 40 percent of the increase and the Asia Pacific region accounting for approximately 55 percent of the increase. Within Europe, distributors and end-users in the mining, machine tools, construction equipment, heavy-duty truck, agriculture equipment and industrial material handling markets experienced the largest increase in sales during the current-year quarter. Within the Asia Pacific region, the largest increase in sales was experienced from distributors and end-users in the semiconductor, cars and light trucks, construction equipment, engines and machine tools markets.
Operating margins in the Diversified Industrial North American businesses for the current-year quarter were lower than the prior-year quarter as the impact of the higher sales volume and lower operating expenses resulting from prior-year restructuring activities and the Company's simplification initiative were offset by higher amortization expense, the effect of the operations of CLARCOR, Inc. (Clarcor) not being fully integrated and unfavorable raw material prices.
The increase in operating margins in the Diversified Industrial International businesses for the current-year quarter was primarily due to the higher sales volume and lower operating expenses resulting from prior-year restructuring activities and the Company's simplification initiative, resulting in manufacturing efficiencies, partially offset by higher amortization expense, an unfavorable product mix and unfavorable raw material prices.

The following business realignment expenses and acquisition integration costs are included in Diversified Industrial North America and Diversified Industrial International operating income:

	Three Months Ended September 30,
(dollars in millions)	2017	2016
Diversified Industrial North America	$10.1	$3.7
Diversified Industrial International	3.2	7.0

The business realignment charges primarily consist of severance costs related to actions taken under the Company's simplification initiative implemented by operating units throughout the world as well as plant closures. The majority of the Diversified Industrial International business realignment charges were incurred in Europe. The Company anticipates that cost savings realized from the work force reduction measures taken in the current-year quarter will not materially impact operating income in fiscal 2018 and will increase operating income in fiscal 2019 by approximately two percent in the Diversified Industrial North American operations and by approximately one percent in the Diversified Industrial International operations. Acquisition integration costs primarily relate to the integration of the fiscal 2017 acquisition of Clarcor and are primarily incurred in the Diversified Industrial North American businesses. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Diversified Industrial Segment. Such actions are expected to result in approximately $95 million of additional business realignment charges and acquisition integration costs in the remainder of fiscal 2018.
Diversified Industrial Segment backlog increased from the prior-year quarter primarily due to the existence of backlog from the Clarcor acquisition as well as orders exceeding shipments in both the North American and International businesses. Within the International businesses, backlog in Europe represented approximately 40 percent of the increase from the prior-year quarter and the Asia Pacific region represented approximately 25 percent of the increase from the prior-year quarter. Diversified Industrial Segment backlog decreased from the June 30, 2017 amount of $2,041 million as orders exceeding shipments in the Diversified Industrial International businesses was more than offset by shipments exceeding orders within the Diversified Industrial North American businesses. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. The Company anticipates Diversified Industrial North American sales for fiscal 2018 will increase between 19 percent and 23 percent from their fiscal 2017 level and Diversified Industrial International sales for fiscal 2018 will increase between 15 percent and 19 percent from their fiscal 2017 level. The primary driver for the increase in sales in fiscal 2018 is expected to be the sales contribution from fiscal 2017 acquisitions. Diversified Industrial North American operating margins in fiscal 2018 are expected to range from 16.2 percent to 16.6 percent and Diversified Industrial International operating margins in fiscal 2018 are expected to range from 14.1 percent to 14.5 percent.

Aerospace Systems Segment

	Three Months Ended September 30,
(dollars in millions)	2017	2016
Net sales	$531.2	$561.2
Operating income	$77.4	$73.3
Operating margin	14.6%	13.1%
Backlog	$1,816.4	$1,694.0
The decrease in net sales in the Aerospace Systems Segment for the current-year quarter was primarily due to lower volume in the commercial aftermarket and original equipment manufacturer (OEM) businesses as well as the military OEM business, partially offset by higher volume in the military aftermarket business. The higher operating margin for the current-year quarter was primarily due to higher aftermarket profitability, lower operating expenses and lower engineering development costs, partially offset by unfavorable contract settlements and higher warranty and product support costs.
The increase in backlog from the prior-year quarter and the June 30, 2017 amount of $1,753 million is due to orders exceeding shipments in both the commercial OEM and aftermarket and military OEM and aftermarket businesses. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. For fiscal 2018, sales are expected to range from being flat to increasing two percent from the fiscal 2017 level and operating margins are expected to range from 15.4 percent to 15.8 percent. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.
Corporate general and administrative expenses
Corporate general and administrative expenses were $41.4 million in the current-year quarter compared to $31.0 million in the comparable prior-year quarter. As a percent of sales, corporate general and administrative expenses were 1.2 percent in the current-year quarter and 1.1 percent in the prior-year quarter. The primary driver for the change in corporate general and administrative expenses between the current-year quarter and the prior-year quarter was higher expenses associated with the Company's incentive compensation program.

Other expense (in the Results By Business Segment) included the following:

(dollars in millions)	Three Months Ended September 30,
Expense (income)	2017	2016
Foreign currency transaction	$3.6	$5.0
Stock-based compensation	25.9	26.5
Pensions	8.5	21.5
Divestitures and asset sales and writedowns	(0.2)	(0.5)
Sale of investment	13.8	—
Other items, net	4.4	1.2
	$56.0	$53.7
Foreign currency transaction primarily relates to the impact of changes in foreign exchange rates on cash, marketable securities and other investments and intercompany transactions. The lower pension expense is primarily due to a lower level of amortization of past actuarial losses.

CONSOLIDATED BALANCE SHEET

(dollars in millions)	September 30, 2017	June 30, 2017
Cash	$974.6	$924.2
Trade accounts receivable, net	1,922.3	1,930.8
Inventories	1,707.0	1,549.5
Shareholders’ equity	5,524.9	5,261.6
Working capital	$1,537.5	$1,383.9
Current ratio	1.44	1.41
Cash (comprised of cash and cash equivalents and marketable securities and other investments) includes $892 million and $874 million held by the Company's foreign subsidiaries at September 30, 2017 and June 30, 2017, respectively. Generally, cash and cash equivalents and marketable securities and other investments held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences. The Company's principal sources of liquidity are its cash flows provided by operating activities, commercial paper borrowings or borrowings directly from its line of credit. The Company does not believe the amount of cash held outside the U.S. will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, benefit plan funding, dividend payments or share repurchases.
Trade accounts receivable, net are receivables due from customers for sales of product. Days sales outstanding relating to trade accounts receivable was 52 days at September 30, 2017 and 51 days at June 30, 2017. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.
Inventories as of September 30, 2017 increased $158 million primarily due to an increase in inventories in both the Diversified Industrial and Aerospace Systems Segments as well as the effect of foreign currency translation (which accounted for an increase of $15 million). Approximately 80 percent of the increase in inventories was experienced in the Diversified Industrial Segment and approximately 20 percent of the increase in inventories was experienced in the Aerospace Systems Segment. Days supply of inventory was 77 days at September 30, 2017, 67 days at June 30, 2017 and 71 days at September 30, 2016.
Shareholders’ equity activity during the current-year quarter included a decrease of approximately $50 million as a result of share repurchases and an increase of approximately $72 million as a result of foreign currency translation.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended September 30,
(dollars in millions)	2017	2016
Cash provided by (used in):
Operating activities	$239.0	$113.9
Investing activities	(118.3)	45.2
Financing activities	(135.4)	15.5
Effect of exchange rates	4.6	(2.4)
Net (decrease) increase in cash and cash equivalents	$(10.1)	$172.2
Cash flows provided by operating activities for the current-year quarter was higher than the prior-year quarter primarily due to higher net income partially offset by an increase in cash used for working capital items. The Company continues to focus on managing its inventory and other working capital requirements. Cash flows provided by operating activities includes voluntary cash contributions made to the Company's domestic qualified pension plan of $220 million in the prior-year quarter.
Cash flows used in investing activities includes net maturities (purchases) of marketable securities and other investments of $(58) million and $102 million in the current-year quarter and prior-year quarter, respectively.
Cash flows provided by in financing activities Cash flows provided by financing activities for the current-year quarter included $35 million of net commercial paper borrowings versus $233 million of net commercial paper borrowings in the prior-year quarter. Cash flows provided by financing activities includes repurchase activity under the Company's share repurchase program. The Company repurchased 0.3 million common shares for $50 million in the current-year quarter as compared to the repurchase of 0.9 million common shares for $115 million in the prior-year quarter.

The Company’s goal is to have no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. In periods following significant capital deployment, including for share repurchases or acquisitions, certain of the ratings assigned to the Company's senior debt may be, and at September 30, 2017 was, lower than the stated goal. The Company does not presently believe that its ability to borrow funds in the future at desirable tenors and affordable interest rates will be impacted if certain of its ratings are temporarily below an "A" level at the time of such borrowings. At September 30, 2017, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	A-
Moody's Investor Services, Inc.	Baa1
Standard & Poor's	A
At September 30, 2017, the Company had a line of credit totaling $2,000 million through a multi-currency revolving credit agreement with a group of banks, $1,431 million of which was available. The credit agreement expires in October 2021; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which may increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
As of September 30, 2017, the Company was authorized to sell up to $2,000 million of short-term commercial paper notes. As of September 30, 2017, $569 million of commercial paper notes were outstanding and the largest amount of commercial paper notes outstanding during the first quarter of fiscal 2018 was $653 million.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at September 30, 2017, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed .60 to 1.0. At September 30, 2017, the Company's debt to debt-shareholders' equity ratio was .52 to 1.0. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION
PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2017 through July 31, 2017	96,300	$162.90	96,300	17,244,027
August 1, 2017 through August 31, 2017	111,200	$160.15	111,200	17,132,827
September 1, 2017 through September 30, 2017	98,537	$167.42	98,537	17,034,290
Total:	306,037	$163.36	306,037	17,034,290

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

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges as of September 30, 2017.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended September 30, 2017 and 2016, (ii) Consolidated Statement of Comprehensive Income for the three months ended September 30, 2017 and 2016, (iii) Consolidated Balance Sheet at September 30, 2017 and June 30, 2017, (iv) Consolidated Statement of Cash Flows for the three months ended September 30, 2017 and 2016, and (v) Notes to Consolidated Financial Statements for the three months ended September 30, 2017.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Catherine A. Suever
Catherine A. Suever
Executive Vice President - Finance & Administration and
Chief Financial Officer

Date: November 8, 2017