Form 10-Q
period 2017-12-31
PARKER HANNIFIN CORP
filed 2018-02-08
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding at December 31, 2017: 133,048,544

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net sales	$3,370,673	$2,670,804	$6,735,324	$5,413,935
Cost of sales	2,569,070	2,044,484	5,101,948	4,150,490
Selling, general and administrative expenses	412,462	336,578	814,134	659,547
Interest expense	53,133	33,444	106,688	67,592
Other (income), net	(24,213)	(64,424)	(21,969)	(76,661)
Income before income taxes	360,221	320,722	734,523	612,967
Income taxes	303,899	79,322	392,666	161,329
Net income	56,322	241,400	341,857	451,638
Less: Noncontrolling interest in subsidiaries' earnings	163	95	301	204
Net income attributable to common shareholders	$56,159	$241,305	$341,556	$451,434

Earnings per share attributable to common shareholders:
Basic	$0.42	$1.81	$2.57	$3.38
Diluted	$0.41	$1.78	$2.51	$3.33

Cash dividends per common share	$0.66	$0.63	$1.32	$1.26
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net income	$56,322	$241,400	$341,857	$451,638
Less: Noncontrolling interests in subsidiaries' earnings	163	95	301	204
Net income attributable to common shareholders	56,159	241,305	341,556	451,434

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment and other	28,389	(261,914)	101,269	(253,734)
Retirement benefits plan activity	28,312	36,173	55,047	70,335
Other comprehensive income (loss)	56,701	(225,741)	156,316	(183,399)
Less: Other comprehensive (loss) for noncontrolling interests	(73)	(69)	(160)	(20)
Other comprehensive income (loss) attributable to common shareholders	56,774	(225,672)	156,476	(183,379)
Total comprehensive income attributable to common shareholders	$112,933	$15,633	$498,032	$268,055
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	(Unaudited)
	December 31, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,024,770	$884,886
Marketable securities and other investments	107,976	39,318
Trade accounts receivable, net	1,857,282	1,930,751
Non-trade and notes receivable	313,221	254,987
Inventories	1,780,262	1,549,494
Prepaid expenses	202,848	120,282
Total current assets	5,286,359	4,779,718
Plant and equipment	5,300,983	5,186,748
Less: Accumulated depreciation	3,363,909	3,249,456
Plant and equipment, net	1,937,074	1,937,292
Deferred income taxes	36,668	36,057
Investments and other assets	832,269	842,475
Intangible assets, net	2,174,104	2,307,484
Goodwill	5,698,707	5,586,878
Total assets	$15,965,181	$15,489,904
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$1,248,212	$1,008,465
Accounts payable, trade	1,229,336	1,300,496
Accrued payrolls and other compensation	327,743	435,911
Accrued domestic and foreign taxes	163,405	153,137
Other accrued liabilities	569,007	497,851
Total current liabilities	3,537,703	3,395,860
Long-term debt	4,798,371	4,861,895
Pensions and other postretirement benefits	1,363,466	1,406,082
Deferred income taxes	137,196	221,790
Other liabilities	609,235	336,931
Total liabilities	10,445,971	10,222,558
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at December 31 and June 30	90,523	90,523
Additional capital	534,003	543,879
Retained earnings	11,095,717	10,930,348
Accumulated other comprehensive (loss)	(1,767,728)	(1,924,204)
Treasury shares, at cost; 47,997,584 shares at December 31 and 47,854,475 shares at June 30	(4,439,114)	(4,378,897)
Total shareholders’ equity	5,513,401	5,261,649
Noncontrolling interests	5,809	5,697
Total equity	5,519,210	5,267,346
Total liabilities and equity	$15,965,181	$15,489,904
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$341,857	$451,638
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	120,335	92,634
Amortization	113,881	56,451
Share incentive plan compensation	64,267	47,161
Deferred income taxes	(74,101)	70,976
Foreign currency transaction loss (gain)	12,620	(853)
(Gain) loss on sale of plant and equipment	(26,529)	310
(Gain) on sale of businesses	—	(44,930)
(Gain) on sale of marketable securities	(1)	(230)
Loss on sale and impairment of investments	33,759	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	49,986	160,500
Inventories	(207,334)	(97,440)
Prepaid expenses	(81,168)	(31,038)
Other assets	(42,147)	(1,625)
Accounts payable, trade	(92,267)	(18,258)
Accrued payrolls and other compensation	(111,687)	(104,710)
Accrued domestic and foreign taxes	5,796	1,003
Other accrued liabilities	59,003	(4,705)
Pensions and other postretirement benefits	25,379	(176,993)
Other liabilities	268,688	4,285
Net cash provided by operating activities	460,337	404,176
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash acquired of $1,760 in 2016)	—	(29,927)
Capital expenditures	(144,781)	(71,356)
Proceeds from sale of plant and equipment	59,848	4,991
Proceeds from sale of businesses	—	85,610
Purchases of marketable securities and other investments	(78,309)	(393,909)
Maturities of marketable securities and other investments	12,710	506,642
Other	5,143	241
Net cash (used in) provided by investing activities	(145,389)	102,292
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,076	1,890
Payments for common shares	(136,436)	(196,000)
Proceeds from notes payable, net	138,900	226,499
Proceeds from long-term borrowings	1,718	—
Payments for long-term borrowings	(12,895)	(4,074)
Dividends	(176,187)	(168,990)
Net cash (used in) financing activities	(182,824)	(140,675)
Effect of exchange rate changes on cash	7,760	(66,710)
Net increase in cash and cash equivalents	139,884	299,083
Cash and cash equivalents at beginning of year	884,886	1,221,653
Cash and cash equivalents at end of period	$1,024,770	$1,520,736
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net sales
Diversified Industrial:
North America	$1,565,416	$1,121,053	$3,160,107	$2,288,024
International	1,255,569	1,005,968	2,494,343	2,020,891
Aerospace Systems	549,688	543,783	1,080,874	1,105,020
Total net sales	$3,370,673	$2,670,804	$6,735,324	$5,413,935
Segment operating income
Diversified Industrial:
North America	$225,807	$184,013	$481,834	$384,624
International	164,806	127,517	356,597	264,713
Aerospace Systems	87,148	72,516	164,582	145,797
Total segment operating income	477,761	384,046	1,003,013	795,134
Corporate general and administrative expenses	46,942	43,926	88,292	74,960
Income before interest expense and other expense	430,819	340,120	914,721	720,174
Interest expense	53,133	33,444	106,688	67,592
Other expense (income)	17,465	(14,046)	73,510	39,615
Income before income taxes	$360,221	$320,722	$734,523	$612,967

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 2017, the results of operations for the three and six months ended December 31, 2017 and 2016 and cash flows for the six months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2017 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
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
In May 2017, the FASB issued ASU 2017-09, "Scope of Modification Accounting." ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: (1) the fair value of the modified award is the same as fair value of the original award; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2017. Early adoption is permitted. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. During the first quarter of fiscal 2018, the Company adopted ASU 2017-09. The adoption of ASU 2017-09 did not affect the Company's financial statements as there were no modifications of any share-based awards during the first six months of fiscal 2018.
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

2. New Accounting Pronouncements, cont'd
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under the amendments in this Update, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. During the first quarter of fiscal 2018, the Company adopted ASU 2017-04. The adoption of ASU 2017-04 did not affect the Company's financial statements as there were no goodwill impairment tests performed during the first six months of fiscal 2018.
In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 provides that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in ASU 2016-16 eliminate the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2017. Early adoption is permitted. The Company currently estimates that the adoption of ASU 2016-16 will eliminate a $57 million income tax deferred charge recorded in the Consolidated Balance Sheet as of December 31, 2017.
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

3. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended December 31, 2017 and 2016.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Numerator:
Net income attributable to common shareholders	$56,159	$241,305	$341,556	$451,434
Denominator:
Basic - weighted average common shares	133,112,568	133,320,109	133,144,766	133,499,744
Increase in weighted average common shares from dilutive effect of equity-based awards	3,082,351	2,492,651	2,729,764	2,096,963
Diluted - weighted average common shares, assuming exercise of equity-based awards	136,194,919	135,812,760	135,874,530	135,596,707
Basic earnings per share	$0.42	$1.81	$2.57	$3.38
Diluted earnings per share	$0.41	$1.78	$2.51	$3.33
For the three months ended December 31, 2017 and 2016, 3,245 and 848,657 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended December 31, 2017 and 2016, 706,512 and 1,860,081 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
4. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. During the three-month period ended December 31, 2017, the Company repurchased 270,501 shares at an average price, including commissions, of $184.84 per share. During the six-month period ended December 31, 2017, the Company repurchased 576,538 at an average price, including commissions, of $173.45 per share.

5. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor. Allowance for doubtful accounts was $12,082 and $14,336 at December 31, 2017 and June 30, 2017, respectively.

6. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2017	June 30, 2017
Notes receivable	$155,166	$118,351
Accounts receivable, other	158,055	136,636
Total	$313,221	$254,987

7. Inventories

The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2017	June 30, 2017
Finished products	$752,213	$642,788
Work in process	824,356	723,133
Raw materials	203,693	183,573
Total	$1,780,262	$1,549,494

8. Business realignment charges
The Company incurred business realignment charges in fiscal 2018 and fiscal 2017. The Company also incurred acquisition integration costs in fiscal 2018 related to the fiscal 2017 acquisition of CLARCOR, Inc.
Business realignment charges and acquisition integration costs presented in the Business Segment Information are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Diversified Industrial	$24,684	$6,814	$37,947	$17,559
Aerospace Systems	692	1,083	1,455	1,083
Work force reductions in connection with such business realignment charges and acquisition integration costs in the Business Segment Information are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Diversified Industrial	723	157	1,265	330
Aerospace Systems	19	37	56	37

8. Business realignment charges, cont'd
The business realignment charges primarily consist of severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures, with the majority of the charges incurred in Europe and North America. The Company believes the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.
The business realignment charges and acquisition integration costs are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Cost of sales	$13,657	$6,606	$22,772	$14,626
Selling, general and administrative expenses	11,719	1,291	16,630	4,016
As of December 31, 2017, approximately $12 million in severance payments had been made relating to business realignment charges incurred during fiscal 2018, the remainder of which are expected to be paid by December 31, 2018. Severance payments relating to prior-year business realignment actions are being made as required. Remaining severance payments related to current-year and prior-year business realignment actions of approximately $36 million are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment actions described above, the timing and amount of which are not known at this time.

9. Equity

Changes in equity for the three months ended December 31, 2017 and 2016 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at September 30, 2017	$5,524,940	$5,719	$5,530,659
Net income	56,159	163	56,322
Other comprehensive income (loss)	56,774	(73)	56,701
Dividends paid	(88,082)	—	(88,082)
Stock incentive plan activity	13,610	—	13,610
Shares purchased at cost	(50,000)	—	(50,000)
Balance at December 31, 2017	$5,513,401	$5,809	$5,519,210

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at September 30, 2016	$4,647,281	$3,308	$4,650,589
Net income	241,305	95	241,400
Other comprehensive (loss)	(225,672)	(69)	(225,741)
Dividends paid	(84,176)	(65)	(84,241)
Stock incentive plan activity	(1,029)	—	(1,029)
Shares purchased at cost	(50,000)	—	(50,000)
Balance at December 31, 2016	$4,527,709	$3,269	$4,530,978

9. Equity, cont'd

Changes in equity for the six months ended December 31, 2017 and 2016 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2017	$5,261,649	$5,697	$5,267,346
Net income	341,556	301	341,857
Other comprehensive income (loss)	156,476	(160)	156,316
Dividends paid	(176,187)	—	(176,187)
Stock incentive plan activity	29,907	—	29,907
Acquisition activity	—	(29)	(29)
Shares purchased at cost	(100,000)	—	(100,000)
Balance at December 31, 2017	$5,513,401	$5,809	$5,519,210

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2016	$4,575,255	$3,423	$4,578,678
Net income	451,434	204	451,638
Other comprehensive (loss)	(183,379)	(20)	(183,399)
Dividends paid	(168,652)	(338)	(168,990)
Stock incentive plan activity	17,743	—	17,743
Shares purchased at cost	(164,692)	—	(164,692)
Balance at December 31, 2016	$4,527,709	$3,269	$4,530,978

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the six months ended December 31, 2017 and 2016 are as follows:

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2017	$(925,342)	$(998,862)	$(1,924,204)
Other comprehensive income before reclassifications	101,429	—	101,429
Amounts reclassified from accumulated other comprehensive (loss)	—	55,047	55,047
Balance at December 31, 2017	$(823,913)	$(943,815)	$(1,767,728)

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2016	$(844,121)	$(1,383,644)	$(2,227,765)
Other comprehensive (loss) before reclassifications	(253,484)	—	(253,484)
Amounts reclassified from accumulated other comprehensive (loss)	(230)	70,335	70,105
Balance at December 31, 2016	$(1,097,835)	$(1,313,309)	$(2,411,144)

9. Equity, cont'd

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three and six months ended December 31, 2017 and 2016 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Six Months Ended
	December 31, 2017	December 31, 2017
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,545)	$(3,683)	See Note 11
Recognized actuarial loss	(35,929)	(74,960)	See Note 11
Total before tax	(37,474)	(78,643)
Tax benefit	9,162	23,596	Income taxes
Net of tax	$(28,312)	$(55,047)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Six Months Ended
	December 31, 2016	December 31, 2016
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,717)	$(3,467)	See Note 11
Recognized actuarial loss	(54,558)	(106,218)	See Note 11
Total before tax	(56,275)	(109,685)
Tax benefit	20,102	39,350	Income taxes
Net of tax	$(36,173)	$(70,335)

10. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the six months ended December 31, 2017 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2017	$5,488,236	$98,642	$5,586,878
Acquisitions	40,125	—	40,125
Foreign currency translation and other	71,689	15	71,704
Balance at December 31, 2017	$5,600,050	$98,657	$5,698,707
Acquisitions represent adjustments to purchase price allocations during the measurement period subsequent to the applicable acquisition dates. The impact of purchase price allocation adjustments made during the first six months of fiscal 2018 on the Company's results of operations and financial position were immaterial.

10. Goodwill and intangible assets, cont'd
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	December 31, 2017		June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$267,706	$110,912	$254,049	$100,860
Trademarks	558,178	217,017	553,691	200,413
Customer lists and other	2,538,551	862,402	2,566,983	765,966
Total	$3,364,435	$1,190,331	$3,374,723	$1,067,239
Total intangible amortization expense for the six months ended December 31, 2017 was $110,746. The estimated amortization expense for the five years ending June 30, 2018 through 2022 is $215,424, $205,080, $196,218, $187,406 and $151,240, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the six months ended December 31, 2017.

11. Retirement benefits
Net pension benefit cost recognized included the following components:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Service cost	$18,242	$23,116	$41,300	$47,339
Interest cost	36,138	29,972	71,824	61,468
Expected return on plan assets	(65,350)	(60,180)	(128,526)	(117,797)
Amortization of prior service cost	1,511	1,683	3,615	3,399
Amortization of net actuarial loss	35,468	54,325	74,150	105,752
Amortization of initial net obligation	5	5	10	10
Net pension benefit cost	$26,014	$48,921	$62,373	$100,171
During the three months ended December 31, 2017 and 2016, the Company recognized $1,091 and $1,116, respectively, in expense related to other postretirement benefits. During the six months ended December 31, 2017 and 2016, the Company recognized $2,180 and $2,232, respectively, in expense related to other postretirement benefits.
12. Income taxes
On December 22, 2017, the U.S. Tax Cuts and Jobs Act ("the TCJ Act") was enacted into law. The TCJ Act significantly reforms the Internal Revenue Code of 1986, as amended, by among other things, establishing a flat corporate income tax rate of 21 percent and creating a territorial tax system (with a one-time transition tax imposed on previously unremitted foreign earnings and profits).
The reduction in the U.S. corporate tax rate under the TCJ Act required a one-time revaluation of certain tax-related assets and liabilities to reflect their value at the reduced corporate tax rate of 21 percent which resulted in a decrease in income tax expense for the three months ended December 31, 2017 of approximately $62 million. The one-time transition tax on previously unremitted foreign earnings and profits resulted in an increase in income tax expense for the three months ended December 31, 2017 of $287 million. The Company intends to make the election to pay the one-time transition tax over eight years. The amounts recorded for both the revaluation of certain tax-related assets and liabilities and the one-time transition tax on previously unremitted foreign earnings and profits have been recorded as reasonable estimates based on the Company's analysis performed to date and will be revised, as necessary, once the estimates used in the Company's analysis have been finalized.

12. Income taxes, cont'd
The TCJ Act also establishes new tax laws that will affect future tax years, including, but not limited to, the creation of the base erosion anti-abuse tax, a general limitation of U.S. federal income taxes on dividends from foreign subsidiaries, and a new provision designed to tax global intangible low-taxed income. The Company continues to evaluate the future impacts of these provisions and has not recorded any impact of the TCJ Act aside from those previously mentioned.
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
As of December 31, 2017, the Company had gross unrecognized tax benefits of $152,705. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $100,163. If recognized, a significant portion of the gross unrecognized tax benefits would be offset against an asset currently recorded in the Consolidated Balance Sheet. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, is $17,864. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $110,000 as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.

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

Marketable securities and other investments include deposits, which are recorded at cost, and investments classified as available-for-sale, which are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive (loss). Gross unrealized gains and losses were not material as of December 31, 2017 and June 30, 2017. There were no facts or circumstances that indicated the unrealized losses were other than temporary.
The contractual maturities of available-for-sale investments at December 31, 2017 and June 30, 2017 are as follows:

	December 31, 2017		June 30, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$1,085	$1,087	$690	$693
One to three years	7,800	7,861	7,865	7,924
Above three years	1,798	1,805	2,108	2,113
Actual maturities of available-for-sale investments may differ from their contractual maturities as the Company has the ability to liquidate the available-for-sale investments after giving appropriate notice to the issuer.
The carrying value of long-term debt and estimated fair value of long-term debt are as follows:

	December 31, 2017	June 30, 2017
Carrying value of long-term debt	$5,418,171	$5,383,343
Estimated fair value of long-term debt	5,712,883	5,645,529
The fair value of long-term debt was determined based on observable market prices in the active market in which the security is traded and is classified within level 2 of the fair value hierarchy.

13. Financial instruments, cont'd
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
The following summarizes the location and fair value of significant derivative financial instruments reported in the Consolidated Balance Sheet as of December 31, 2017 and June 30, 2017:

	Balance Sheet Caption	December 31, 2017	June 30, 2017
Net investment hedges
Cross-currency swap contracts	Other assets	$—	$15,135
Cross-currency swap contracts	Other liabilities	516	—
Cash flow hedges
Costless collar contracts	Non-trade and notes receivable	1,142	430
Costless collar contracts	Other accrued liabilities	3,654	2,027

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
Gains or losses on derivative financial instruments that were recorded in the Consolidated Statement of Income for the three and six months ended December 31, 2017 and 2016 were not material.

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Cross-currency swap contracts	$(2,725)	$8,907	$(9,298)	$5,019
Foreign denominated debt	(10,893)	4,934	(27,727)	4,261
There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor was any portion of these financial instruments excluded from the effectiveness testing, during the six months ended December 31, 2017 and 2016.

13. Financial instruments, cont'd
A summary of financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2017 and June 30, 2017 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$4,574	$4,574	$—	$—
Corporate bonds	6,239	6,239	—	—
Asset-backed and mortgage-backed securities	4,515	—	4,515	—
Derivatives	12,829	—	12,829	—
Investments measured at net asset value	7,422
Liabilities:
Derivatives	16,094	—	16,094	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$3,008	$3,008	$—	$—
Corporate bonds	5,968	5,968	—	—
Asset-backed and mortgage-backed securities	4,762	—	4,762	—
Derivatives	16,496	—	16,496	—
Investments measured at net asset value	7,073
Liabilities:
Derivatives	16,064	—	16,064	—
The fair values of the equity securities, corporate bonds and asset-backed and mortgage-backed securities are determined using the closing market price reported in the active market in which the fund is traded or the market price for similar assets that are traded in an active market.
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

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2017
AND COMPARABLE PERIODS ENDED DECEMBER 31, 2016
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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	December 31, 2017	December 31, 2016	June 30, 2017
United States	59.7	54.5	57.8
Eurozone countries	60.6	54.9	57.4
China	51.5	51.9	50.4
Brazil	52.4	45.2	50.5
Global aircraft miles flown increased by approximately six percent and revenue passenger miles increased by approximately eight percent from their comparable fiscal 2017 levels. The Company anticipates that U.S. Department of Defense spending with regard to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2018 will be approximately 12 percent higher than the comparable fiscal 2017 level.
Housing starts in December 2017 were approximately six percent lower than housing starts in December 2016 and approximately two percent lower than housing starts in June 2017.

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
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2017	2016	2017	2016
Net sales	$3,370.7	$2,670.8	$6,735.3	$5,413.9
Gross profit margin	23.8%	23.5%	24.3%	23.3%
Selling, general and administrative expenses	$412.5	$336.6	$814.1	$659.5
Selling, general and administrative expenses, as a percent of sales	12.2%	12.6%	12.1%	12.2%
Interest expense	$53.1	$33.4	$106.7	$67.6
Other (income), net	$(24.2)	$(64.4)	$(22.0)	$(76.7)
Effective tax rate	84.4%	24.7%	53.5%	26.3%
Net income	$56.3	$241.4	$341.9	$451.6
Net income, as a percent of sales	1.7%	9.0%	5.1%	8.3%

Net sales for the current-year quarter and first six months of fiscal 2018 increased as compared to the prior-year comparable periods primarily due to higher sales in both the Diversified Industrial North American and Diversified Industrial International businesses. The effect of currency rate changes increased net sales by approximately $90 million in the current-year quarter ($82 million of which was attributable to the Diversified Industrial International businesses) and $127 million for the first six months of fiscal 2018 ($112 million of which was attributable to the Diversified Industrial International businesses). Acquisitions made in the last 12 months contributed approximately $356 million and $738 million in sales in the current-year quarter and first six months of fiscal 2018, respectively.
Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased in the current-year quarter and the first six months of fiscal 2018 primarily due to higher margins in the Aerospace Systems Segment, partially offset by lower margins in the Diversified Industrial Segment (refer to Results by Business Segment for further discussion). Pension cost included in cost of sales for the current-year quarter and prior-year quarter were $17.8 million and $33.4 million, respectively, and $44.0 million and $67.3 million for the first six months of fiscal 2018 and 2017, respectively. Cost of sales for the current-year quarter and prior-year quarter also included business realignment charges and acquisition integration costs of $13.7 million and $6.6 million, respectively, and $22.8 million and $14.6 million for the first six months of fiscal 2018 and 2017, respectively.

Selling, general and administrative expenses increased for the current-year quarter and the first six months of fiscal 2018 primarily due to higher amortization expense resulting from recent acquisitions, higher sales expenses, resulting from the increase in sales, and higher incentive compensation. Pension cost included in selling, general and administrative expenses for the current-year quarter and prior-year quarter were $8.6 million and $15.5 million, respectively, and $18.7 million and $32.2 million for the first six months of fiscal 2018 and 2017, respectively. Selling, general and administrative expenses for the current-year quarter and prior-year quarter also included business realignment charges and acquisition integration costs of $11.7 million and $1.3 million, respectively, and $16.6 million and $4.0 million for the first six months of fiscal 2018 and 2017, respectively.
Interest expense for the current-year quarter increased primarily due to higher weighted-average borrowings partially offset by lower weighted-average interest rates. Interest expense for the first six months of fiscal 2018 increased primarily due to higher weighted-average borrowings and higher weighted-average interest rates.
Other (income), net in the current-year quarter and the first six months of fiscal 2018 includes income of $11.5 million and $18.5 million, respectively, related to equity method investments compared to $11.0 million and $19.1 million for the prior-year quarter and first six months of fiscal 2017, respectively. Other (income), net in both the current-year quarter and first six months of fiscal 2018 includes a writedown of an investment of approximately $20.0 million and a gain on the sale of real estate of approximately $28.4 million. Other (income), net for the first six months of fiscal 2018 also includes a loss of $13.8 million on the sale of an investment. Other (income), net includes a gain of approximately $45 million in both the prior-year quarter and first six months of fiscal 2017 related to the sale of a product line.

Effective tax rate for the current-year quarter and the first six months of fiscal 2018 was higher than the comparable prior-year periods primarily due to the impact of one-time adjustments recorded as a result of the U.S. Tax Cuts and Jobs Act ("the TCJ Act"). See Note 12 to the Consolidated Financial Statements for further discussion of the impact of the TCJ Act. Excluding the impact of the TCJ Act one-time adjustments, the effective tax rate for the current-year quarter was lower primarily due to the enactment of a reduced U.S. income tax rate, partially offset by a net decrease in discrete tax benefits, primarily related to stock-based awards. Excluding the impact of the TCJ Act one-time adjustments, the effective tax rate for the first six months of fiscal 2018 was lower primarily due to the enactment of a reduced U.S. income tax rate and a net increase in discrete tax benefits. The Company expects the fiscal 2018 effective tax rate will be approximately 38 percent. The impact on the fiscal 2018 effective tax rate of the TCJ Act one-time adjustments is approximately 13 percent.

RESULTS BY BUSINESS SEGMENT
Diversified Industrial Segment

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2017	2016	2017	2016
Net sales
North America	$1,565.4	$1,121.1	$3,160.1	$2,288.0
International	1,255.6	1,006.0	2,494.3	2,020.9
Operating income
North America	225.8	184.0	481.8	384.6
International	$164.8	$127.5	$356.6	$264.7
Operating margin
North America	14.4%	16.4%	15.2%	16.8%
International	13.1%	12.7%	14.3%	13.1%
Backlog	$2,140.9	$1,505.6	$2,140.9	$1,505.6

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period versus the comparable prior-year period:

	Period Ending December 31, 2017
	Three Months	Six Months
Diversified Industrial North America – as reported	39.6%	38.1%
Acquisitions	26.3%	26.4%
Currency	0.6%	0.6%
Diversified Industrial North America – without acquisitions and currency	12.7%	11.1%

Diversified Industrial International – as reported	24.8%	23.4%
Acquisitions	6.0%	6.7%
Currency	8.1%	5.5%
Diversified Industrial International – without acquisitions and currency	10.7%	11.2%

Total Diversified Industrial Segment – as reported	32.6%	31.2%
Acquisitions	16.7%	17.1%
Currency	4.1%	2.9%
Total Diversified Industrial Segment – without acquisitions and currency	11.8%	11.2%
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
Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial North American sales increased for the current-year quarter and first six months of fiscal 2018 primarily due to higher demand from distributors and end-users in most markets. The markets that experienced the largest increase in end-user demand were the construction equipment, oil and gas, cars and light trucks, heavy-duty truck, farm and agricultural equipment, industrial machinery and engines markets. Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial International sales for the current-year quarter and the first six months of fiscal 2018 increased primarily due to higher volume in all regions. The Asia Pacific region accounted for approximately 52 percent and 54 percent of the sales increase for the current-year quarter and first six months of fiscal 2018, respectively, and Europe accounted for approximately 41 percent of the increase for both the current-year quarter and first six months of fiscal 2018. Within the Asia Pacific region, the largest increase in sales for both the current-year quarter and first six months of fiscal 2018 was experienced from distributors and end-

users in the construction equipment, semiconductor, cars and light trucks, engines, machine tools and general industrial machinery markets. Within Europe, distributors and end-users in the mining, machine tools, construction equipment, heavy-duty truck, farm and agriculture equipment, engines and industrial material handling markets experienced the largest increase in sales during both the current-year quarter and first six months of fiscal 2018.
Operating margins in the Diversified Industrial North American businesses for the current-year quarter and first six months of fiscal 2018 were lower as the impact of the higher sales volume and lower operating expenses resulting from prior-year restructuring activities and the Company's simplification initiative were more than offset by higher amortization expense, the effect of the operations of CLARCOR, Inc. (Clarcor) not being fully integrated and unfavorable raw material prices.
The increase in operating margins in the Diversified Industrial International businesses for the current-year quarter and first six months of fiscal 2018 was primarily due to the higher sales volume and lower operating expenses resulting from prior-year restructuring activities and the Company's simplification initiative, resulting in manufacturing efficiencies, partially offset by higher amortization expense, an unfavorable product mix and unfavorable raw material prices.

The following business realignment expenses and acquisition integration costs are included in Diversified Industrial North American and Diversified Industrial International operating income:

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2017	2016	2017	2016
Diversified Industrial North America	$11.0	$2.3	$20.8	$6.0
Diversified Industrial International	13.7	4.5	17.2	11.5

The business realignment charges primarily consist of severance costs related to actions taken under the Company's simplification initiative implemented by operating units throughout the world as well as plant closures. The majority of the Diversified Industrial International business realignment charges were incurred in Europe. The Company anticipates that cost savings realized from the work force reduction measures taken in the first six months of fiscal 2018 will not materially impact operating income in fiscal 2018 and will increase operating income in fiscal 2019 by approximately three percent in the Diversified Industrial North American operations and by approximately two percent in the Diversified Industrial International operations. Acquisition integration costs primarily relate to the integration of the fiscal 2017 acquisition of Clarcor and are primarily incurred in the Diversified Industrial North American businesses. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Diversified Industrial Segment. Such actions are expected to result in approximately $69 million of additional business realignment charges and acquisition integration costs in the remainder of fiscal 2018.
Diversified Industrial Segment backlog increased from the prior-year quarter primarily due to the existence of backlog from the Clarcor acquisition as well as orders exceeding shipments in both the Diversified Industrial North American and Diversified Industrial International businesses. Within the Diversified Industrial International businesses, backlog in Europe represented approximately 60 percent of the increase from the prior-year quarter and backlog in the Asia Pacific region represented approximately 40 percent of the increase from the prior-year quarter. Diversified Industrial Segment backlog increased from the June 30, 2017 amount of $2,041.4 million as orders exceeded shipments in the Diversified Industrial International businesses with backlog in Europe representing approximately 40 percent of the increase and backlog in the Asia Pacific region representing approximately 55 percent of the increase. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. The Company anticipates Diversified Industrial North American sales for fiscal 2018 will increase between 22 percent and 26 percent from their fiscal 2017 level and Diversified Industrial International sales for fiscal 2018 will increase between 16 percent and 20 percent from their fiscal 2017 level. The primary driver for the increase in sales in fiscal 2018 is expected to be the sales contribution from fiscal 2017 acquisitions. Diversified Industrial North American operating margins in fiscal 2018 are expected to range from 16.3 percent to 16.7 percent and Diversified Industrial International operating margins in fiscal 2018 are expected to range from 14.0 percent to 14.4 percent.

Aerospace Systems Segment

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2017	2016	2017	2016
Net sales	$549.7	$543.8	$1,080.9	$1,105.0
Operating income	$87.1	$72.5	$164.6	$145.8
Operating margin	15.9%	13.3%	15.2%	13.2%
Backlog	$1,820.9	$1,664.9	$1,820.9	$1,664.9
The increase in net sales in the Aerospace Systems Segment for the current-year quarter was primarily due to higher volume in the commercial and military aftermarket businesses, partially offset by lower volume in the commercial and military original equipment manufacturer (OEM) businesses. The decrease in net sales for the first six months of fiscal 2018 was primarily due to lower volume in the commercial and military OEM businesses, partially offset by higher volume in the commercial and military aftermarket businesses. The higher operating margin for the current-year quarter was primarily due to higher aftermarket profitability, favorable contract settlements, lower operating expenses and lower engineering development costs, partially offset by higher product support costs. The higher operating margin for the first six months of fiscal 2018 was primarily due to favorable aftermarket to OEM product mix, higher aftermarket profitability, lower operating expenses and lower engineering development costs, partially offset by unfavorable contract settlements and higher warranty and product support costs.
The increase in backlog from the prior-year quarter is primarily due to orders exceeding shipments in both the commercial OEM and aftermarket businesses and the military OEM and aftermarket businesses. The increase in backlog from the June 30, 2017 amount of $1,753.0 million is primarily due to orders exceeding shipments in both the commercial OEM and military aftermarket businesses, partially offset by shipments exceeding order rates in the military OEM and commercial aftermarket businesses. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. For fiscal 2018, sales are expected to range from being flat to increasing two percent from the fiscal 2017 level and operating margins are expected to range from 15.5 percent to 15.9 percent. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.
Corporate general and administrative expenses
Corporate general and administrative expenses were $46.9 million in the current-year quarter compared to $43.9 million in the comparable prior-year quarter and were $88.3 million for the first six months of fiscal 2018, compared to $75.0 million for the first six months of fiscal 2017. As a percent of sales, corporate general and administrative expenses were 1.4 percent in the current-year quarter and 1.6 percent in the prior-year quarter and were 1.3 percent of sales in the first six months of fiscal 2018 and were 1.4 percent in the first six months of fiscal 2017. The primary drivers for the change in corporate general and administrative expenses between the current-year quarter and the first six months of 2018 as compared to the respective prior-year periods were higher expenses associated with the Company's incentive compensation program and lower expenses associated with the Company's deferred compensation program.

Other expense (income) (in the Results By Business Segment) included the following:

(dollars in millions)	Three Months Ended December 31,		Six Months Ended December 31,
Expense (income)	2017	2016	2017	2016
Foreign currency transaction	$9.0	$(5.9)	$12.6	$(0.9)
Stock-based compensation	9.5	8.6	35.4	35.1
Pensions	4.4	19.0	12.9	40.5
Divestitures and asset sales and writedowns	(26.0)	(44.0)	(26.2)	(44.6)
Sale and writedown of investments	20.0	—	33.8	—
Acquisition expenses	1.6	16.1	2.6	16.1
Other items, net	(1.0)	(7.8)	2.4	(6.6)
	$17.5	$(14.0)	$73.5	$39.6

Foreign currency transaction primarily relates to the impact of changes in foreign exchange rates on cash, marketable securities and other investments and intercompany transactions. The lower pension expense is primarily due to a lower level of amortization of past actuarial losses.

CONSOLIDATED BALANCE SHEET

(dollars in millions)	December 31, 2017	June 30, 2017
Cash	$1,132.7	$924.2
Trade accounts receivable, net	1,857.3	1,930.8
Inventories	1,780.3	1,549.5
Shareholders’ equity	5,513.4	5,261.6
Working capital	$1,748.7	$1,383.9
Current ratio	1.49	1.41
Cash (comprised of cash and cash equivalents and marketable securities and other investments) includes $1,031 million and $874 million held by the Company's foreign subsidiaries at December 31, 2017 and June 30, 2017, respectively. As a result of the TCJ Act, the prior worldwide tax system was replaced by a territorial tax system, which generally allows companies to repatriate future foreign source earnings without incurring additional U.S. Federal taxes. However, other U.S. or foreign taxes may be incurred should cash be remitted between the Company's subsidiaries. The Company has historically considered the earnings in the Company's non-U.S. subsidiaries to be indefinitely reinvested. The Company is currently analyzing this position given the enactment of the TCJ Act.
Trade accounts receivable, net are receivables due from customers for sales of product. Days sales outstanding relating to trade accounts receivable was 51 days at both December 31, 2017 and June 30, 2017. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.
Inventories as of December 31, 2017 increased $207 million primarily due to an increase in inventories in both the Diversified Industrial and Aerospace Systems Segments as well as the effect of foreign currency translation (which accounted for an increase of $24 million). Approximately 83 percent of the increase in inventories was experienced in the Diversified Industrial Segment and approximately 17 percent of the increase in inventories was experienced in the Aerospace Systems Segment. Days supply of inventory was 78 days at December 31, 2017, 67 days at June 30, 2017 and 72 days at December 31, 2016.
Shareholders’ equity activity during the first six months of fiscal 2018 included a decrease of approximately $100 million as a result of share repurchases and an increase of approximately $100 million as a result of foreign currency translation.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended December 31,
(dollars in millions)	2017	2016
Cash provided by (used in):
Operating activities	$460.3	$404.2
Investing activities	(145.4)	102.3
Financing activities	(182.8)	(140.7)
Effect of exchange rates	7.8	(66.7)
Net increase in cash and cash equivalents	$139.9	$299.1

Cash flows provided by operating activities for the first six months of fiscal 2018 was higher than the first six months of fiscal 2017 primarily due to an increase in the amount of adjustments to reconcile net income to net cash from operating activities and the absence of a $220 million voluntary cash contribution made to the Company's domestic qualified pension plan made in the first six months of fiscal 2017, partially offset by an increase in cash used for working capital items. The Company continues to focus on managing its inventory and other working capital requirements.

Cash flows used in investing activities includes net maturities (purchases) of marketable securities and other investments of $(66) million and $113 million in the first six months of fiscal 2018 and first six months of fiscal 2017, respectively. Cash flows used in investing activities includes capital expenditures of $145 million in the first six months of fiscal 2018 compared to $71 million in the first six months of fiscal 2017.
Cash flows provided by financing activities for the first six months of fiscal 2018 included $139 million of net commercial paper borrowings versus $226 million of net commercial paper borrowings in the first six months of fiscal 2017. Cash flows provided by financing activities includes repurchase activity under the Company's share repurchase program. The Company repurchased 0.6 million common shares for $100 million in the first six months of fiscal 2018 as compared to the repurchase of 1.3 million common shares for $165 million in the first six months of fiscal 2017.
The Company’s goal is to have no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. In periods following significant capital deployment, including for share repurchases or acquisitions, certain of the ratings assigned to the Company's senior debt may be, and at December 31, 2017 was, lower than the stated goal. The Company does not presently believe that its ability to borrow funds in the future at desirable tenors and affordable interest rates will be impacted if certain of its ratings are temporarily below an "A" level at the time of such borrowings. At December 31, 2017, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	A-
Moody's Investor Services, Inc.	Baa1
Standard & Poor's	A
At December 31, 2017, the Company had a line of credit totaling $2,000 million through a multi-currency revolving credit agreement with a group of banks, $1,327 million of which was available. The credit agreement expires in October 2021; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which may increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
As of December 31, 2017, the Company was authorized to sell up to $2,000 million of short-term commercial paper notes. As of December 31, 2017, $673 million of commercial paper notes were outstanding and the largest amount of commercial paper notes outstanding during the current-year quarter was $703 million.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at December 31, 2017, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed .60 to 1.0. At December 31, 2017, the Company's debt to debt-shareholders' equity ratio was .525 to 1.0. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

FORWARD-LOOKING STATEMENTS
Forward-looking statements contained in this and other written and oral reports are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. All statements regarding future performance, earnings projections, events or developments are forward-looking statements. It is possible that the future performance and earnings projections of the Company, including its individual segments, may differ materially from current expectations, depending on economic conditions within its mobile, industrial and aerospace markets, and the Company’s ability to maintain and achieve anticipated benefits associated with announced realignment activities, strategic initiatives to improve operating margins, actions taken to combat the effects of the current economic environment, and growth, innovation and global diversification initiatives. Additionally, the actual impact of the U.S. Tax Cuts and Jobs Act may affect future performance and earnings projections as the amounts reflected in this period are preliminary estimates and exact amounts will not be determined until a later date, and there may be other judicial or regulatory interpretations of the U.S. Tax Cuts and Jobs Act that may also affect these estimates and the actual impact on the Company. A change in the economic conditions in individual markets may have a particularly volatile effect on segment performance.
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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective.

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION
PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2017 through October 31, 2017	96,400	$179.84	96,400	16,937,890
November 1, 2017 through November 30, 2017	92,200	$183.18	92,200	16,845,690
December 1, 2017 through December 31, 2017	81,901	$192.53	81,901	16,763,789
Total:	270,501	$184.82	270,501	16,763,789

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

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges as of December 31, 2017.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended December 31, 2017 and 2016, (ii) Consolidated Statement of Income for the six months ended December 31, 2017 and 2016, (iii) Consolidated Statement of Comprehensive Income for the three months ended December 31, 2017 and 2016, (iv) Consolidated Statement of Comprehensive Income for the six months ended December 31, 2017 and 2016, (v) Consolidated Balance Sheet at December 31, 2017 and June 30, 2017, (vi) Consolidated Statement of Cash Flows for the six months ended December 31, 2017 and 2016, and (vii) Notes to Consolidated Financial Statements for the six months ended December 31, 2017.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Catherine A. Suever
Catherine A. Suever
Executive Vice President - Finance & Administration and
Chief Financial Officer

Date: February 8, 2018