Form 10-Q
period 2018-03-31
PARKER HANNIFIN CORP
filed 2018-05-02
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding at March 31, 2018: 132,959,431

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net sales	$3,749,591	$3,119,139	$10,484,915	$8,533,074
Cost of sales	2,825,008	2,383,790	7,926,956	6,534,280
Selling, general and administrative expenses	420,595	392,036	1,234,729	1,051,583
Interest expense	54,145	42,057	160,833	109,649
Other (income), net	(19,984)	(13,807)	(41,953)	(90,468)
Income before income taxes	469,827	315,063	1,204,350	928,030
Income taxes	103,697	76,216	496,363	237,545
Net income	366,130	238,847	707,987	690,485
Less: Noncontrolling interest in subsidiaries' earnings	141	174	442	378
Net income attributable to common shareholders	$365,989	$238,673	$707,545	$690,107

Earnings per share attributable to common shareholders:
Basic	$2.75	$1.79	$5.32	$5.17
Diluted	$2.70	$1.75	$5.22	$5.09

Cash dividends per common share	$0.66	$0.66	$1.98	$1.92
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net income	$366,130	$238,847	$707,987	$690,485
Less: Noncontrolling interests in subsidiaries' earnings	141	174	442	378
Net income attributable to common shareholders	365,989	238,673	707,545	690,107

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment and other	93,567	83,100	194,836	(170,634)
Retirement benefits plan activity	25,218	35,512	80,266	105,847
Other comprehensive income (loss)	118,785	118,612	275,102	(64,787)
Less: Other comprehensive income (loss) for noncontrolling interests	95	301	(64)	281
Other comprehensive income (loss) attributable to common shareholders	118,690	118,311	275,166	(65,068)
Total comprehensive income attributable to common shareholders	$484,679	$356,984	$982,711	$625,039
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(Unaudited)

	March 31, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,089,529	$884,886
Marketable securities and other investments	101,206	39,318
Trade accounts receivable, net	2,146,408	1,930,751
Non-trade and notes receivable	328,111	254,987
Inventories	1,732,759	1,549,494
Prepaid expenses	165,083	120,282
Total current assets	5,563,096	4,779,718
Plant and equipment	5,363,208	5,186,748
Less: Accumulated depreciation	3,421,409	3,249,456
Plant and equipment, net	1,941,799	1,937,292
Deferred income taxes	36,935	36,057
Investments and other assets	814,637	842,475
Intangible assets, net	2,134,659	2,307,484
Goodwill	5,746,358	5,586,878
Total assets	$16,237,484	$15,489,904
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$1,055,527	$1,008,465
Accounts payable, trade	1,376,457	1,300,496
Accrued payrolls and other compensation	391,994	435,911
Accrued domestic and foreign taxes	179,929	153,137
Other accrued liabilities	504,610	497,851
Total current liabilities	3,508,517	3,395,860
Long-term debt	4,818,570	4,861,895
Pensions and other postretirement benefits	1,351,106	1,406,082
Deferred income taxes	113,799	221,790
Other liabilities	569,209	336,931
Total liabilities	10,361,201	10,222,558
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at March 31 and June 30	90,523	90,523
Additional capital	528,197	543,879
Retained earnings	11,373,676	10,930,348
Accumulated other comprehensive (loss)	(1,649,038)	(1,924,204)
Treasury shares, at cost; 48,086,697 shares at March 31 and 47,854,475 shares at June 30	(4,473,005)	(4,378,897)
Total shareholders’ equity	5,870,353	5,261,649
Noncontrolling interests	5,930	5,697
Total equity	5,876,283	5,267,346
Total liabilities and equity	$16,237,484	$15,489,904
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$707,987	$690,485
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	179,412	142,959
Amortization	171,904	93,584
Share incentive plan compensation	89,571	60,916
Deferred income tax (benefit) expense	(89,032)	43,530
Foreign currency transaction loss	16,544	6,204
(Gain) loss on sale of plant and equipment	(26,767)	513
(Gain) on sale of businesses	—	(42,994)
(Gain) on sale of marketable securities	(1)	(1,032)
Loss on sale and impairment of investments	33,759	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(225,447)	(45,442)
Inventories	(144,669)	(91,170)
Prepaid expenses	(43,202)	(1,329)
Other assets	(21,292)	1,384
Accounts payable, trade	40,688	101,143
Accrued payrolls and other compensation	(50,761)	(46,755)
Accrued domestic and foreign taxes	19,928	28,823
Other accrued liabilities	(10,594)	(21,686)
Pensions and other postretirement benefits	41,097	(140,154)
Other liabilities	215,700	10,314
Net cash provided by operating activities	904,825	789,293
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash acquired of $157,426 in 2017)	—	(4,067,755)
Capital expenditures	(194,307)	(145,236)
Proceeds from sale of plant and equipment	64,203	8,452
Proceeds from sale of businesses	—	85,610
Purchases of marketable securities and other investments	(78,488)	(451,561)
Maturities of marketable securities and other investments	20,260	1,264,721
Other	5,350	(2,590)
Net cash (used in) investing activities	(182,982)	(3,308,359)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	3,624	2,095
Payments for common shares	(202,985)	(264,343)
(Payments for) proceeds from notes payable, net	(53,923)	447,799
Proceeds from long-term borrowings	1,602	2,614,756
Payments for long-term borrowings	(19,514)	(374,794)
Dividends	(264,332)	(257,161)
Net cash (used in) provided by financing activities	(535,528)	2,168,352
Effect of exchange rate changes on cash	18,328	(51,376)
Net increase (decrease) in cash and cash equivalents	204,643	(402,090)
Cash and cash equivalents at beginning of year	884,886	1,221,653
Cash and cash equivalents at end of period	$1,089,529	$819,563
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net sales
Diversified Industrial:
North America	$1,761,845	$1,413,302	$4,921,952	$3,701,326
International	1,389,332	1,128,886	3,883,675	3,149,777
Aerospace Systems	598,414	576,951	1,679,288	1,681,971
Total net sales	$3,749,591	$3,119,139	$10,484,915	$8,533,074
Segment operating income
Diversified Industrial:
North America	$280,694	$227,419	$762,528	$612,043
International	205,251	152,995	561,848	417,708
Aerospace Systems	106,653	79,967	271,235	225,764
Total segment operating income	592,598	460,381	1,595,611	1,255,515
Corporate general and administrative expenses	54,138	45,747	142,430	120,707
Income before interest expense and other expense	538,460	414,634	1,453,181	1,134,808
Interest expense	54,145	42,057	160,833	109,649
Other expense	14,488	57,514	87,998	97,129
Income before income taxes	$469,827	$315,063	$1,204,350	$928,030

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2018, the results of operations for the three and nine months ended March 31, 2018 and 2017 and cash flows for the nine months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2017 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. In April 2018, the Company completed the divestiture of certain of its aerospace filtration businesses, which were part of the Diversified Industrial Segment. The operating results and net assets of the businesses divested were immaterial to the Company's consolidated results of operations and financial position. The Company expects to recognize an after-tax loss on the divestiture of approximately $48 million during the fourth quarter of fiscal 2018. A significant portion of the loss is attributable to tax expense resulting from a tax gain recognized with this transaction.

2. New Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (TCJ Act) reduction of the U.S. federal corporate income tax rate. The amendments also require certain disclosures about stranded tax effects. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted in any period after the issuance of the update. The amendments in this update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJ Act is recognized. The Company has not yet determined the effect that ASU 2018-02 will have on its financial statements.
In August 2017, the FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 provides targeted improvements to Topic 815 accounting for hedging activities by expanding an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. ASU 2017-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early application is permitted in any interim period after issuance of the update. ASU 2017-12 should be applied using a modified retrospective approach for cash flow and net investment hedge relationships that exist on the date of adoption, and prospectively for presentation and disclosure requirements. The Company has not yet determined the effect that ASU 2017-12 will have on its financial statements.
In May 2017, the FASB issued ASU 2017-09, "Scope of Modification Accounting." ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: (1) the fair value of the modified award is the same as fair value of the original award; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. During the first quarter of fiscal 2018, the Company adopted ASU 2017-09. The adoption of ASU 2017-09 did not affect the Company's financial statements as there were no modifications of any share-based awards during the first nine months of fiscal 2018.

2. New Accounting Pronouncements, cont'd
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
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under the amendments in this Update, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. During the first quarter of fiscal 2018, the Company adopted ASU 2017-04. The adoption of ASU 2017-04 did not affect the Company's financial statements as there were no instances of a reporting units carrying value exceeding its fair value for any goodwill impairment tests performed during the first nine months of fiscal 2018.
In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 provides that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in ASU 2016-16 eliminate the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2017. Early adoption is permitted. The Company currently estimates that the adoption of ASU 2016-16 will eliminate a $58 million income tax deferred charge recorded in the Consolidated Balance Sheet as of March 31, 2018.
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides specific guidance on several cash flow classification issues to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company has not yet determined the effect that ASU 2016-15 will have on its financial statements.
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
In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Liabilities." ASU 2016-01 requires equity investments (excluding equity method investments and investments that are consolidated) to be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have a readily determinable fair value may be measured at cost, adjusted for impairment and observable price changes. The ASU also simplifies the impairment assessment of equity investments, eliminates the disclosure of the assumptions used to estimate the

2. New Accounting Pronouncements, cont'd
fair value that is required to be disclosed for financial instruments measured at cost on the balance sheet and requires the exit price to be used when measuring fair value of financial instruments for disclosure purposes. Under ASU 2016-01, changes in fair value (resulting from instrument-specific credit risk) will be presented separately in other comprehensive income for liabilities measured using the fair value option and financial assets and liabilities will be presented separately by measurement category and type either on the balance sheet or in the financial statement disclosures. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has not yet determined the effect that ASU 2016-01 will have on its financial statements.
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

3. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Numerator:
Net income attributable to common shareholders	$365,989	$238,673	$707,545	$690,107
Denominator:
Basic - weighted average common shares	133,032,431	133,232,378	133,107,321	133,410,622
Increase in weighted average common shares from dilutive effect of equity-based awards	2,735,849	2,870,596	2,554,064	2,116,573
Diluted - weighted average common shares, assuming exercise of equity-based awards	135,768,280	136,102,974	135,661,385	135,527,195
Basic earnings per share	$2.75	$1.79	$5.32	$5.17
Diluted earnings per share	$2.70	$1.75	$5.22	$5.09
For the three months ended March 31, 2018 and 2017, 197,560 and 717 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended March 31, 2018 and 2017, 471,008 and 1,608,245 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

4. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. There is no expiration date for this program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. During the three-month period ended March 31, 2018, the Company repurchased 263,179 shares at an average price, including commissions, of $189.98 per share. During the nine-month period ended March 31, 2018, the Company repurchased 839,717 at an average price, including commissions, of $178.63 per share.

5. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor. Allowance for doubtful accounts was $10,879 and $14,336 at March 31, 2018 and June 30, 2017, respectively.

6. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2018	June 30, 2017
Notes receivable	$163,814	$118,351
Accounts receivable, other	164,297	136,636
Total	$328,111	$254,987

7. Inventories

The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2018	June 30, 2017
Finished products	$719,902	$642,788
Work in process	811,898	723,133
Raw materials	200,959	183,573
Total	$1,732,759	$1,549,494

8. Business realignment charges
The Company incurred business realignment charges in fiscal 2018 and fiscal 2017. The Company also incurred acquisition integration costs in fiscal 2018 related to the fiscal 2017 acquisition of CLARCOR, Inc.
Business realignment charges and acquisition integration costs presented in the Business Segment Information are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Diversified Industrial	$15,643	$14,605	$53,590	$32,164
Aerospace Systems	1,815	1,713	3,270	2,796
Work force reductions in connection with such business realignment charges and acquisition integration costs in the Business Segment Information are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Diversified Industrial	110	312	1,375	642
Aerospace Systems	65	52	121	89
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
The business realignment charges and acquisition integration costs are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Cost of sales	$9,511	$10,342	$32,283	$24,968
Selling, general and administrative expenses	7,723	5,976	24,353	9,992
Other (income), net	224	—	224	—
As of March 31, 2018, approximately $23 million in severance payments had been made relating to business realignment charges incurred during fiscal 2018, the remainder of which are expected to be paid by March 31, 2019. Severance payments relating to prior-year business realignment actions are being made as required. Remaining severance payments related to current-year and prior-year business realignment actions of approximately $27 million are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment actions described above, the timing and amount of which are not known at this time.

9. Equity

Changes in equity for the three months ended March 31, 2018 and 2017 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$5,513,401	$5,809	$5,519,210
Net income	365,989	141	366,130
Other comprehensive income	118,690	95	118,785
Dividends paid	(88,030)	(115)	(88,145)
Stock incentive plan activity	10,303	—	10,303
Shares purchased at cost	(50,000)	—	(50,000)
Balance at March 31, 2018	$5,870,353	$5,930	$5,876,283

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$4,527,709	$3,269	$4,530,978
Net income	238,673	174	238,847
Other comprehensive income	118,311	301	118,612
Dividends paid	(88,171)	—	(88,171)
Stock incentive plan activity	(4,383)	—	(4,383)
Acquisition activity	—	1,843	1,843
Shares purchased at cost	(50,000)	—	(50,000)
Balance at March 31, 2017	$4,742,139	$5,587	$4,747,726

Changes in equity for the nine months ended March 31, 2018 and 2017 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2017	$5,261,649	$5,697	$5,267,346
Net income	707,545	442	707,987
Other comprehensive income (loss)	275,166	(64)	275,102
Dividends paid	(264,217)	(115)	(264,332)
Stock incentive plan activity	40,210	—	40,210
Acquisition activity	—	(30)	(30)
Shares purchased at cost	(150,000)	—	(150,000)
Balance at March 31, 2018	$5,870,353	$5,930	$5,876,283

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2016	$4,575,255	$3,423	$4,578,678
Net income	690,107	378	690,485
Other comprehensive income (loss)	(65,068)	281	(64,787)
Dividends paid	(256,823)	(338)	(257,161)
Stock incentive plan activity	13,360	—	13,360
Acquisition activity	—	1,843	1,843
Shares purchased at cost	(214,692)	—	(214,692)
Balance at March 31, 2017	$4,742,139	$5,587	$4,747,726

9. Equity, cont'd

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the nine months ended March 31, 2018 and 2017 are as follows:

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2017	$(925,342)	$(998,862)	$(1,924,204)
Other comprehensive income before reclassifications	194,900	—	194,900
Amounts reclassified from accumulated other comprehensive (loss)	—	80,266	80,266
Balance at March 31, 2018	$(730,442)	$(918,596)	$(1,649,038)

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2016	$(844,121)	$(1,383,644)	$(2,227,765)
Other comprehensive (loss) before reclassifications	(169,883)	—	(169,883)
Amounts reclassified from accumulated other comprehensive (loss)	(1,032)	105,847	104,815
Balance at March 31, 2017	$(1,015,036)	$(1,277,797)	$(2,292,833)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three and nine months ended March 31, 2018 and 2017 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Nine Months Ended
	March 31, 2018	March 31, 2018
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,608)	$(5,291)	See Note 11
Recognized actuarial loss	(35,606)	(110,566)	See Note 11
Total before tax	(37,214)	(115,857)
Tax benefit	11,996	35,591	Income taxes
Net of tax	$(25,218)	$(80,266)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Nine Months Ended
	March 31, 2017	March 31, 2017
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,735)	$(5,202)	See Note 11
Recognized actuarial loss	(53,727)	(159,946)	See Note 11
Total before tax	(55,462)	(165,148)
Tax benefit	19,950	59,301	Income taxes
Net of tax	$(35,512)	$(105,847)

10. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the nine months ended March 31, 2018 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2017	$5,488,236	$98,642	$5,586,878
Acquisitions	36,715	—	36,715
Foreign currency translation and other	122,742	23	122,765
Balance at March 31, 2018	$5,647,693	$98,665	$5,746,358
Acquisitions represent adjustments to purchase price allocations during the measurement period subsequent to the applicable acquisition dates. The impact of purchase price allocation adjustments made during the first nine months of fiscal 2018 on the Company's results of operations and financial position were immaterial.
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	March 31, 2018		June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$269,935	$116,041	$254,049	$100,860
Trademarks	562,788	226,902	553,691	200,413
Customer lists and other	2,561,179	916,300	2,566,983	765,966
Total	$3,393,902	$1,259,243	$3,374,723	$1,067,239
Total intangible amortization expense for the nine months ended March 31, 2018 was $167,317. The estimated amortization expense for the five years ending June 30, 2018 through 2022 is $215,358, $205,011, $196,150, $187,346 and $151,183, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the nine months ended March 31, 2018.

11. Retirement benefits
Net pension benefit cost recognized included the following components:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Service cost	$20,711	$23,632	$62,011	$70,971
Interest cost	36,027	31,734	107,851	93,202
Expected return on plan assets	(64,437)	(59,480)	(192,963)	(177,277)
Amortization of prior service cost	1,575	1,702	5,190	5,101
Amortization of net actuarial loss	36,278	52,805	110,428	158,557
Amortization of initial net obligation	4	4	14	14
Net pension benefit cost	$30,158	$50,397	$92,531	$150,568
During the three months ended March 31, 2018 and 2017, the Company recognized $(100) and $1,034, respectively, in (income) expense related to other postretirement benefits. During the nine months ended March 31, 2018 and 2017, the Company recognized $2,080 and $3,266, respectively, in expense related to other postretirement benefits.

12. Income taxes
On December 22, 2017, the TCJ Act was enacted into law. The TCJ Act significantly reforms the Internal Revenue Code of 1986, as amended, by among other things, establishing a flat corporate income tax rate of 21 percent and creating a territorial tax system (with a one-time transition tax imposed on previously unremitted foreign earnings and profits).
The Securities and Exchange Commission staff issued Staff Accounting Bulletin 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the TCJ Act. SAB 118 provides a measurement period that should not extend beyond one year from the TCJ Act's enactment date for companies to complete the applicable accounting under Topic 740. In accordance with SAB 118, and based on the information available as of December 31, 2017, the Company recorded a net provisional discrete income tax cost of $225 million as a result of the TCJ Act being enacted during the second quarter of fiscal 2018.
The reduction in the U.S. corporate tax rate under the TCJ Act required a one-time revaluation of certain tax-related assets and liabilities to reflect their value at the reduced corporate tax rate of 21 percent, which resulted in a decrease in income tax expense for the nine months ended March 31, 2018 of approximately $62 million. The one-time transition tax on previously unremitted foreign earnings and profits resulted in an increase in income tax expense for the nine months ended March 31, 2018 of $287 million. The Company intends to make the election to pay the one-time transition tax over eight years. The amounts recorded for both the revaluation of certain tax-related assets and liabilities and the one-time transition tax on previously unremitted foreign earnings and profits have been recorded as reasonable estimates based on the Company's analysis. No incremental adjustments have been made to these estimates during the three months ended March 31, 2018, as available information has not significantly changed. The Company continues to gather additional information and interpret the law to complete the accounting for these items.
Certain provisions of the TCJ Act will impact the Company starting in fiscal 2019. These provisions include, but are not limited to, the creation of the base erosion anti-abuse tax, a general limitation of U.S. federal income taxes on dividends from foreign subsidiaries, a new provision designed to tax global intangible low-taxed income, and the repeal of the domestic production activities deduction. The Company continues to evaluate the future impacts of these provisions and, as of March 31, 2018, has not recorded any impact of the TCJ Act aside from those previously mentioned.
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
As of March 31, 2018, the Company had gross unrecognized tax benefits of $156,978. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $102,871. If recognized, a significant portion of the gross unrecognized tax benefits would be offset against an asset currently recorded in the Consolidated Balance Sheet. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, is $19,076. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $120,000 as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.

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

Marketable securities and other investments include deposits, which are recorded at cost, and investments classified as available-for-sale, which are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive (loss). Gross unrealized gains and losses were not material as of March 31, 2018 and June 30, 2017. There were no facts or circumstances that indicated the unrealized losses were other than temporary.

13. Financial instruments, cont'd
The contractual maturities of available-for-sale investments at March 31, 2018 and June 30, 2017 are as follows:

	March 31, 2018		June 30, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$1,121	$1,122	$690	$693
One to three years	8,736	8,806	7,865	7,924
Above three years	466	467	2,108	2,113
Actual maturities of available-for-sale investments may differ from their contractual maturities as the Company has the ability to liquidate the available-for-sale investments after giving appropriate notice to the issuer.
The carrying value of long-term debt and estimated fair value of long-term debt are as follows:

	March 31, 2018	June 30, 2017
Carrying value of long-term debt	$5,437,267	$5,383,343
Estimated fair value of long-term debt	5,619,917	5,645,529
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
The following summarizes the location and fair value of significant derivative financial instruments reported in the Consolidated Balance Sheet as of March 31, 2018 and June 30, 2017:

	Balance Sheet Caption	March 31, 2018	June 30, 2017
Net investment hedges
Cross-currency swap contracts	Other assets	$—	$15,135
Cross-currency swap contracts	Other liabilities	10,403	—
Cash flow hedges
Costless collar contracts	Non-trade and notes receivable	1,850	430
Costless collar contracts	Other accrued liabilities	3,557	2,027

The cross-currency swap and costless collar contracts are reflected on a gross basis in the Consolidated Balance Sheet. The Company has not entered into any master netting arrangements.

13. Financial instruments, cont'd
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
Gains or losses on derivative financial instruments that were recorded in the Consolidated Statement of Income for the three and nine months ended March 31, 2018 and 2017 were not material.

Gain (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Cross-currency swap contracts	$(13,374)	$(1,278)	$(22,672)	$3,741
Foreign denominated debt	(15,423)	(11,009)	(43,150)	(11,005)
There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor was any portion of these financial instruments excluded from the effectiveness testing, during the nine months ended March 31, 2018 and 2017.

A summary of financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2018 and June 30, 2017 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$3,682	$3,682	$—	$—
Corporate bonds	6,026	6,026	—	—
Asset-backed and mortgage-backed securities	4,369	—	4,369	—
Derivatives	2,098	—	2,098	—
Investments measured at net asset value	7,614
Liabilities:
Derivatives	15,495	—	15,495	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$3,008	$3,008	$—	$—
Corporate bonds	5,968	5,968	—	—
Asset-backed and mortgage-backed securities	4,762	—	4,762	—
Derivatives	16,496	—	16,496	—
Investments measured at net asset value	7,073
Liabilities:
Derivatives	16,064	—	16,064	—

13. Financial instruments, cont'd
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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018
AND COMPARABLE PERIODS ENDED MARCH 31, 2017
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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	March 31, 2018	March 31, 2017	June 30, 2017
United States	59.3	56.6	56.7
Eurozone countries	56.6	56.2	57.4
China	51.0	51.2	50.4
Brazil	53.4	49.6	50.5
Both global aircraft miles flown and available revenue passenger miles increased by approximately six percent from their comparable fiscal 2017 levels. The Company anticipates that U.S. Department of Defense spending with regard to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2018 will be approximately two percent higher than the comparable fiscal 2017 level.
Housing starts in March 2018 were approximately 11 percent higher than housing starts in March 2017 and approximately nine percent higher than housing starts in June 2017.

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
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2018	2017	2018	2017
Net sales	$3,749.6	$3,119.1	$10,484.9	$8,533.1
Gross profit margin	24.7%	23.6%	24.4%	23.4%
Selling, general and administrative expenses	$420.6	$392.0	$1,234.7	$1,051.6
Selling, general and administrative expenses, as a percent of sales	11.2%	12.6%	11.8%	12.3%
Interest expense	$54.1	$42.1	$160.8	$109.6
Other (income), net	$(20.0)	$(13.8)	$(42.0)	$(90.5)
Effective tax rate	22.1%	24.2%	41.2%	25.6%
Net income	$366.1	$238.8	$708.0	$690.5
Net income, as a percent of sales	9.8%	7.7%	6.8%	8.1%

Net sales for the current-year quarter and first nine months of fiscal 2018 increased as compared to the prior-year comparable periods primarily due to higher sales in both the Diversified Industrial North American and Diversified Industrial International businesses. The effect of currency rate changes increased net sales by approximately $136 million in the current-year quarter ($127 million of which was attributable to the Diversified Industrial International businesses) and $264 million for the first nine months of fiscal 2018 ($239 million of which was attributable to the Diversified Industrial International businesses). Acquisitions made in the last 12 months contributed approximately $233 million and $970 million in sales in the current-year quarter and first nine months of fiscal 2018, respectively.
Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased in the current-year quarter and the first nine months of fiscal 2018 primarily due to higher margins in the Aerospace Systems Segment, partially offset by lower margins in the Diversified Industrial Segment (refer to "Results by Business Segment" for further discussion). Pension cost included in cost of sales for the current-year quarter and prior-year quarter were $20.0 million and $34.6 million, respectively, and $64.2 million and $101.8 million for the first nine months of fiscal 2018 and 2017, respectively. Cost of sales for the current-year quarter and prior-year quarter also included business realignment charges and acquisition integration costs of $9.5 million and $10.3 million, respectively, and $32.3 million and $25.0 million for the first nine months of fiscal 2018 and 2017, respectively.

Selling, general and administrative expenses increased for the current-year quarter and the first nine months of fiscal 2018 primarily due to higher amortization expense resulting from recent acquisitions, higher sales expenses resulting from the increase in sales, and higher incentive compensation. Selling, general and administrative expenses for the current-year quarter also reflect higher deferred compensation expense compared to the prior-year quarter. Pension cost included in selling, general and administrative expenses for the current-year quarter and prior-year quarter were $9.2 million and $16.4 million, respectively, and $27.7 million and $48.6 million for the first nine months of fiscal 2018 and 2017, respectively. Selling, general and administrative expenses for the current-year quarter and prior-year quarter also included business realignment charges and acquisition integration costs of $7.7 million and $6.0 million, respectively, and $24.4 million and $10.0 million for the first nine months of fiscal 2018 and 2017, respectively.
Interest expense for the current-year quarter increased primarily due to higher weighted-average borrowings. Interest expense for the first nine months of fiscal 2018 increased primarily due to both higher weighted-average borrowings and higher weighted-average interest rates.
Other (income), net in the current-year quarter and the first nine months of fiscal 2018 includes income of $15.9 million and $34.4 million, respectively, related to equity method investments compared to income of $10.9 million and $30.0 million for the prior-year quarter and first nine months of fiscal 2017, respectively. Other (income), net in the first nine months of fiscal 2018 includes a writedown of an investment of approximately $20.0 million, a loss of approximately $13.8 million on the sale of an investment and a gain on the sale of real estate of approximately $28.4 million. Other (income), net includes a gain of approximately $45 million in the first nine months of fiscal 2017 related to the sale of a product line.

Effective tax rate for the current-year quarter of fiscal 2018 was lower than the prior-year quarter primarily due to the reduced U.S. income tax rate resulting from enactment of the TCJ Act. The effective tax rate for the first nine months of fiscal 2018 was higher than the comparable prior-year period primarily due to the impact of one-time adjustments recorded as a result of the TCJ Act. See Note 12 to the Consolidated Financial Statements for further discussion of the impact of the TCJ Act. Excluding the impact of the TCJ Act one-time adjustments, the effective tax rate for the first nine months of fiscal 2018 was lower primarily due to the reduced U.S. income tax rate resulting from enactment of the TCJ Act and a net increase in discrete tax benefits, partially offset by an increase in taxes related to international activities. The Company expects the fiscal 2018 effective tax rate will be approximately 37 percent. The impact on the fiscal 2018 effective tax rate of the TCJ Act one-time adjustments is approximately 13 percent.

RESULTS BY BUSINESS SEGMENT
Diversified Industrial Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2018	2017	2018	2017
Net sales
North America	$1,761.8	$1,413.3	$4,922.0	$3,701.3
International	1,389.3	1,128.9	3,883.7	3,149.8
Operating income
North America	280.7	227.4	762.5	612.0
International	$205.3	$153.0	$561.8	$417.7
Operating margin
North America	15.9%	16.1%	15.5%	16.5%
International	14.8%	13.6%	14.5%	13.3%
Backlog	$2,285.8	$1,969.1	$2,285.8	$1,969.1

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period versus the comparable prior-year period:

	Period Ending March 31, 2018
	Three Months	Nine Months
Diversified Industrial North America – as reported	24.7%	33.0%
Acquisitions	13.8%	21.6%
Currency	0.5%	0.6%
Diversified Industrial North America – without acquisitions and currency	10.4%	10.8%

Diversified Industrial International – as reported	23.1%	23.3%
Acquisitions	3.3%	5.5%
Currency	11.2%	7.6%
Diversified Industrial International – without acquisitions and currency	8.6%	10.2%

Total Diversified Industrial Segment – as reported	24.0%	28.5%
Acquisitions	9.2%	14.2%
Currency	5.3%	3.8%
Total Diversified Industrial Segment – without acquisitions and currency	9.5%	10.5%
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
Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial North American sales increased for the current-year quarter and first nine months of fiscal 2018 primarily due to higher demand from distributors and end-users in most markets. The markets that experienced the largest increase in end-user demand were the construction equipment, oil and gas, cars and light trucks, heavy-duty truck, farm and agricultural equipment and engines markets. Higher demand was also experienced in the industrial machinery market for the first nine months of fiscal 2018. Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial International sales for the current-year quarter and the first nine months of fiscal 2018 increased primarily due to higher volume in all regions. The Asia Pacific region accounted for approximately 46 percent and 51 percent of the sales increase for the current-year quarter and first nine months of fiscal 2018, respectively, and Europe accounted for approximately 45 percent and 42 percent of the sales increase for the current-year quarter and first nine months of fiscal 2018, respectively. Within the Asia Pacific region, the largest increase in sales for both the current-year quarter and first nine months of fiscal 2018 was experienced from distributors and end-users in the construction equipment and semiconductor markets. An increase in sales was also experienced in the industrial machinery, engines, and cars and light trucks markets for the first nine months of fiscal 2018. Within Europe, distributors and end-users in the mining, construction equipment, oil and gas, heavy-duty truck, machine tools, industrial material handling, industrial machinery and off-highway forestry markets experienced the largest increase in sales during both the current-year quarter and first nine months of fiscal 2018.
Operating margins in the Diversified Industrial North American businesses for the current-year quarter and first nine months of fiscal 2018 were lower as the impact of the higher sales volume and lower operating expenses resulting from prior-year restructuring activities and the Company's simplification initiative were more than offset by higher amortization expense, the effect of the operations of CLARCOR, Inc. (Clarcor) not being fully integrated and unfavorable raw material prices.
The increase in operating margins in the Diversified Industrial International businesses for the current-year quarter and first nine months of fiscal 2018 was primarily due to the higher sales volume and lower operating expenses resulting from prior-year restructuring activities and the Company's simplification initiative, resulting in manufacturing efficiencies, partially offset by higher amortization expense, an unfavorable product mix and unfavorable raw material prices.

The following business realignment expenses and acquisition integration costs are included in Diversified Industrial North American and Diversified Industrial International operating income:

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2018	2017	2018	2017
Diversified Industrial North America	$8.4	$4.0	$29.2	$10.0
Diversified Industrial International	7.2	10.6	24.4	22.1

The business realignment charges primarily consist of severance costs related to actions taken under the Company's simplification initiative implemented by operating units throughout the world as well as plant closures. The majority of the Diversified Industrial International business realignment charges were incurred in Europe. The Company anticipates that cost savings realized from the work force reduction measures taken in the first nine months of fiscal 2018 will not materially impact operating income in fiscal 2018 and will increase operating income in fiscal 2019 by approximately three percent in both the Diversified Industrial North American operations and Diversified Industrial International operations. Acquisition integration costs primarily relate to the integration of the fiscal 2017 acquisition of Clarcor and are primarily incurred in the Diversified Industrial North American businesses. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Diversified Industrial Segment. Such actions are expected to result in approximately $40 million of additional business realignment charges and acquisition integration costs in the remainder of fiscal 2018.
Diversified Industrial Segment backlog increased from the prior-year quarter and the June 30, 2017 amount of $2,041.4 million primarily due to orders exceeding shipments in both the Diversified Industrial North American and Diversified Industrial International businesses. The percentage increase in backlog from the prior-year quarter was experienced relatively evenly between North America, Europe and Asia Pacific. Of the increase in backlog from June 30, 2017, approximately 30 percent was experienced in North America, approximately 25 percent was experienced in Europe and approximately 40 percent was experienced in the Asia Pacific region. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. The Company anticipates Diversified Industrial North American sales for fiscal 2018 will increase between 24 percent and 26 percent from their fiscal 2017 level and Diversified Industrial International sales for fiscal 2018 will increase between 19 percent and 21 percent from their fiscal 2017 level. The primary driver for the increase in sales in fiscal 2018 is expected to be the sales contribution from fiscal 2017 acquisitions. Diversified Industrial North American operating margins in fiscal 2018 are expected to range from 15.9 percent to 16.1 percent and Diversified Industrial International operating margins in fiscal 2018 are expected to range from 14.2 percent to 14.4 percent.

Aerospace Systems Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2018	2017	2018	2017
Net sales	$598.4	$577.0	$1,679.3	$1,682.0
Operating income	$106.7	$80.0	$271.2	$225.8
Operating margin	17.8%	13.9%	16.2%	13.4%
Backlog	$1,981.7	$1,695.2	$1,981.7	$1,695.2
The increase in net sales in the Aerospace Systems Segment for the current-year quarter was primarily due to higher volume in the commercial original equipment manufacturer (OEM) and military businesses as well as the commercial and military aftermarket businesses. The decrease in net sales for the first nine months of fiscal 2018 was primarily due to lower commercial and military OEM volume, partially offset by higher volume in the commercial and military aftermarket businesses. The higher operating margin for the current-year quarter was primarily due to higher aftermarket volume and profitability, favorable contract settlements when compared to the prior-year quarter, lower operating expenses and lower engineering development costs. The higher operating margin for the first nine months of fiscal 2018 was primarily due to favorable aftermarket to OEM product mix, higher aftermarket profitability, lower operating expenses and lower engineering development costs and favorable contract settlements when compared to the first nine months of fiscal 2017.
The increase in backlog from the prior-year quarter and the June 30, 2017 amount of $1,753.0 million is primarily due to orders exceeding shipments in both the commercial and military OEM businesses and the military aftermarket business, partially offset by shipments exceeding orders in the commercial aftermarket business. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. For fiscal 2018, sales are expected to range from being flat to increasing two percent from the fiscal 2017 level and operating margins are expected to range from 16.4 percent to 16.6 percent. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.
Corporate general and administrative expenses
Corporate general and administrative expenses were $54.1 million in the current-year quarter compared to $45.7 million in the comparable prior-year quarter and were $142.4 million for the first nine months of fiscal 2018, compared to $120.7 million for the first nine months of fiscal 2017. As a percent of sales, corporate general and administrative expenses were 1.4 percent in the current-year quarter and 1.5 percent in the prior-year quarter and were 1.4 percent of sales in both first nine months of fiscal 2018 and first nine months of fiscal 2017. The primary drivers for the change in corporate general and administrative expenses between the current-year quarter and the first nine months of 2018 as compared to the respective prior-year periods were expenses associated with the Company's incentive and deferred compensation programs.

Other expense (income) (in the Results By Business Segment) included the following:

(dollars in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
Expense (income)	2018	2017	2018	2017
Foreign currency transaction	$3.9	$7.0	$16.5	$6.2
Stock-based compensation	8.1	8.4	43.5	43.6
Pensions	5.1	19.5	17.9	59.9
Divestitures and asset sales and writedowns	0.3	1.0	(25.9)	(43.5)
Sale and writedown of investments	—	—	33.8	—
Acquisition expenses	1.7	20.5	4.3	36.6
Other items, net	(4.6)	1.1	(2.1)	(5.7)
	$14.5	$57.5	$88.0	$97.1

Foreign currency transaction primarily relates to the impact of changes in foreign exchange rates on cash, marketable securities and other investments and intercompany transactions. The lower pension expense is primarily due to a lower level of amortization of past actuarial losses.

CONSOLIDATED BALANCE SHEET

(dollars in millions)	March 31, 2018	June 30, 2017
Cash	$1,190.7	$924.2
Trade accounts receivable, net	2,146.4	1,930.8
Inventories	1,732.8	1,549.5
Shareholders’ equity	5,870.4	5,261.6
Working capital	$2,054.6	$1,383.9
Current ratio	1.59	1.41
Cash (comprised of cash and cash equivalents and marketable securities and other investments) includes $1,096 million and $874 million held by the Company's foreign subsidiaries at March 31, 2018 and June 30, 2017, respectively. As a result of the TCJ Act, the prior worldwide tax system was replaced by a territorial tax system, which generally allows companies to repatriate future foreign source earnings without incurring additional U.S. Federal taxes. However, other U.S. or foreign taxes may be incurred should cash be remitted between the Company's subsidiaries. The Company has historically considered the earnings in the Company's non-U.S. subsidiaries to be indefinitely reinvested. The Company is currently analyzing this position given the enactment of the TCJ Act.
Trade accounts receivable, net are receivables due from customers for sales of product. Days sales outstanding relating to trade accounts receivable was 52 days at March 31, 2018, and 51 days at June 30, 2017. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.
Inventories as of March 31, 2018 increased $183 million primarily due to an increase in inventories in the Diversified Industrial Segment as well as the effect of foreign currency translation (which accounted for an increase of $40 million). Approximately 57 percent of the increase in inventories was experienced in the Diversified Industrial North American businesses and approximately 41 percent of the increase in inventories was experienced in the Diversified Industrial International businesses. Days supply of inventory was 67 days at March 31, 2018, 67 days at June 30, 2017 and 69 days at March 31, 2017.
Shareholders’ equity activity during the first nine months of fiscal 2018 included a decrease of approximately $150 million as a result of share repurchases and an increase of approximately $194 million as a result of foreign currency translation.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended March 31,
(dollars in millions)	2018	2017
Cash provided by (used in):
Operating activities	$904.8	$789.3
Investing activities	(183.0)	(3,308.4)
Financing activities	(535.5)	2,168.4
Effect of exchange rates	18.3	(51.4)
Net increase (decrease) in cash and cash equivalents	$204.6	$(402.1)

Cash flows provided by operating activities for the first nine months of fiscal 2018 was higher than the first nine months of fiscal 2017 primarily due to an increase in the amount of adjustments to reconcile net income to net cash from operating activities and the absence of a $220 million voluntary cash contribution made to the Company's domestic qualified pension plan made in the first nine months of fiscal 2017, partially offset by an increase in cash used for working capital items. The Company continues to focus on managing its inventory and other working capital requirements.

Cash flows used in investing activities includes net maturities (purchases) of marketable securities and other investments of $(58) million and $813 million in the first nine months of fiscal 2018 and first nine months of fiscal 2017, respectively. Cash flows used in investing activities included $4,068 million for acquisitions in the first nine months of fiscal 2017. No acquisitions were made during the first nine months of fiscal 2018.
Cash flows provided by financing activities for the first nine months of fiscal 2018 included $54 million of net commercial paper repayments versus $448 million of net commercial paper borrowings in the first nine months of fiscal 2017. Cash flows provided by financing activities includes repurchase activity under the Company's share repurchase program. The Company repurchased 0.8 million common shares for $150 million in the first nine months of fiscal 2018 as compared to the repurchase of 1.7 million common shares for $215 million in the first nine months of fiscal 2017.
The Company’s goal is to have no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. In periods following significant capital deployment, including for share repurchases or acquisitions, certain of the ratings assigned to the Company's senior debt may be, and at March 31, 2018 was, lower than the stated goal. The Company does not presently believe that its ability to borrow funds in the future at desirable tenors and affordable interest rates will be impacted if certain of its ratings are temporarily below an "A" level at the time of such borrowings. At March 31, 2018, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	A-
Moody's Investor Services, Inc.	Baa1
Standard & Poor's	A
At March 31, 2018, the Company had a line of credit totaling $2,000 million through a multi-currency revolving credit agreement with a group of banks, $1,526 million of which was available. The credit agreement expires in October 2021; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which may increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
As of March 31, 2018, the Company was authorized to sell up to $2,000 million of short-term commercial paper notes. As of March 31, 2018, $474 million of commercial paper notes were outstanding and the largest amount of commercial paper notes outstanding during the current-year quarter was $673 million.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at March 31, 2018, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed .60 to 1.0. At March 31, 2018, the Company's debt to debt-shareholders' equity ratio was .502 to 1.0. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

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

•	ability to implement successfully the capital allocation initiatives, including timing, price and execution of share repurchases;

•	availability, limitations or cost increases of raw materials, component products and/or commodities that cannot be recovered in product pricing;

•	ability to manage costs related to insurance and employee retirement and health care benefits;

•	compliance costs associated with environmental laws and regulations;

•	potential labor disruptions;

•	threats associated with and efforts to combat terrorism and cyber-security risks;

•	uncertainties surrounding the ultimate resolution of outstanding legal proceedings, including the outcome of any appeals;

•	global competitive market conditions, including global reactions to U.S. trade polices, and resulting effects on sales and pricing; and

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective.

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION
PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2018 through January 31, 2018	83,500	$206.36	83,500	16,680,289
February 1, 2018 through February 28, 2018	83,900	$185.67	83,900	16,596,389
March 1, 2018 through March 31, 2018	95,779	$179.43	95,779	16,500,610
Total:	263,179	$189.96	263,179	16,500,610

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

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges as of March 31, 2018.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended March 31, 2018 and 2017, (ii) Consolidated Statement of Income for the nine months ended March 31, 2018 and 2017, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Consolidated Statement of Comprehensive Income for the nine months ended March 31, 2018 and 2017, (v) Consolidated Balance Sheet at March 31, 2018 and June 30, 2017, (vi) Consolidated Statement of Cash Flows for the nine months ended March 31, 2018 and 2017, and (vii) Notes to Consolidated Financial Statements for the nine months ended March 31, 2018.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Catherine A. Suever
Catherine A. Suever
Executive Vice President - Finance & Administration and
Chief Financial Officer

Date:	May 2, 2018