Form 10-Q
period 2018-09-30
PARKER HANNIFIN CORP
filed 2018-11-07
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Registrant’s telephone number, including area code: (216) 896-3000
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding at September 30, 2018: 132,348,854

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
Net sales	$3,479,294	$3,364,651
Cost of sales	2,594,823	2,523,294
Selling, general and administrative expenses	394,322	396,984
Interest expense	44,339	53,555
Other (income) expense, net	(13,913)	16,516
Income before income taxes	459,723	374,302
Income taxes	83,824	88,767
Net income	375,899	285,535
Less: Noncontrolling interest in subsidiaries' earnings	188	138
Net income attributable to common shareholders	$375,711	$285,397

Earnings per share attributable to common shareholders:
Basic	$2.84	$2.14
Diluted	$2.79	$2.10
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
Net income	$375,899	$285,535
Less: Noncontrolling interests in subsidiaries' earnings	188	138
Net income attributable to common shareholders	375,711	285,397

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment and other	(35,125)	72,879
Retirement benefits plan activity	23,873	26,735
Other comprehensive income (loss)	(11,252)	99,614
Less: Other comprehensive (loss) for noncontrolling interests	(89)	(87)
Other comprehensive income (loss) attributable to common shareholders	(11,163)	99,701
Total comprehensive income attributable to common shareholders	$364,548	$385,098
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(Unaudited)

	September 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$952,122	$822,137
Marketable securities and other investments	40,787	32,995
Trade accounts receivable, net	2,065,158	2,145,517
Non-trade and notes receivable	312,162	328,399
Inventories	1,762,640	1,621,304
Prepaid expenses and other	165,213	134,886
Total current assets	5,298,082	5,085,238
Plant and equipment	5,207,867	5,215,253
Less: Accumulated depreciation	3,379,833	3,359,016
Plant and equipment, net	1,828,034	1,856,237
Deferred income taxes	99,886	57,623
Investments and other assets	757,795	801,049
Intangible assets, net	1,956,101	2,015,520
Goodwill	5,485,144	5,504,420
Total assets	$15,425,042	$15,320,087
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$796,861	$638,466
Accounts payable, trade	1,404,716	1,430,306
Accrued payrolls and other compensation	318,730	427,500
Accrued domestic and foreign taxes	238,423	198,878
Other accrued liabilities	549,791	502,333
Total current liabilities	3,308,521	3,197,483
Long-term debt	4,313,221	4,318,559
Pensions and other postretirement benefits	958,937	1,177,605
Deferred income taxes	265,418	234,858
Other liabilities	471,839	526,089
Total liabilities	9,317,936	9,454,594
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at September 30 and June 30	90,523	90,523
Additional capital	503,052	496,592
Retained earnings	11,902,300	11,625,975
Accumulated other comprehensive (loss)	(1,775,983)	(1,763,086)
Treasury shares, at cost; 48,697,274 shares at September 30 and 48,632,105 shares at June 30	(4,618,512)	(4,590,138)
Total shareholders’ equity	6,101,380	5,859,866
Noncontrolling interests	5,726	5,627
Total equity	6,107,106	5,865,493
Total liabilities and equity	$15,425,042	$15,320,087
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$375,899	$285,535
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	57,793	59,960
Amortization	54,698	56,147
Share incentive plan compensation	42,941	43,211
Deferred income tax expense	31,765	10,223
Foreign currency transaction loss	3,528	3,591
(Gain) on sale of plant and equipment	(3,826)	(256)
Loss on sale of businesses	3,029	—
(Gain) on marketable securities	(3,204)	—
(Gain) loss on investments	(2,536)	13,777
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	78,369	23,432
Inventories	(124,995)	(142,743)
Prepaid expenses	(16,801)	(13,053)
Other assets	(19,144)	(29,487)
Accounts payable, trade	(24,347)	(9,750)
Accrued payrolls and other compensation	(106,992)	(109,521)
Accrued domestic and foreign taxes	40,670	17,253
Other accrued liabilities	18,974	11,164
Pensions and other postretirement benefits	(187,663)	18,804
Other liabilities	(58,770)	(287)
Net cash provided by operating activities	159,388	238,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash acquired of $690 in 2018)	(2,042)	—
Capital expenditures	(42,106)	(79,336)
Proceeds from sale of plant and equipment	10,969	12,448
Proceeds from sale of businesses	4,515	—
Purchases of marketable securities and other investments	(2,844)	(70,253)
Maturities of marketable securities and other investments	14,127	12,499
Other	2,318	7,329
Net cash (used in) investing activities	(15,063)	(117,313)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	496	1,795
Payments for common shares	(65,351)	(78,710)
Proceeds from notes payable, net	258,540	35,200
Proceeds from long-term borrowings	44	928
Payments for long-term borrowings	(100,107)	(6,522)
Dividends	(100,869)	(88,104)
Net cash (used in) financing activities	(7,247)	(135,413)
Effect of exchange rate changes on cash	(7,093)	4,606
Net increase (decrease) in cash and cash equivalents	129,985	(10,120)
Cash and cash equivalents at beginning of year	822,137	884,886
Cash and cash equivalents at end of period	$952,122	$874,766
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

	Three Months Ended
	September 30,
	2018	2017
Net sales
Diversified Industrial:
North America	$1,681,044	$1,594,691
International	1,233,766	1,238,774
Aerospace Systems	564,484	531,186
Total net sales	$3,479,294	$3,364,651
Segment operating income
Diversified Industrial:
North America	$275,111	$256,027
International	206,094	191,791
Aerospace Systems	109,855	77,434
Total segment operating income	591,060	525,252
Corporate general and administrative expenses	50,325	41,350
Income before interest expense and other expense	540,735	483,902
Interest expense	44,339	53,555
Other expense	36,673	56,045
Income before income taxes	$459,723	$374,302

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2018, the results of operations for the three months ended September 30, 2018 and 2017 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2018 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior-year amounts have been reclassified to conform to current-year presentation.
The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. No subsequent events have occurred that required adjustment to these financial statements.

2. New accounting pronouncements
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-14, "Compensation--Retirement Benefits--Defined Benefit Plans--General." ASU 2018-14 aims to improve disclosure effectiveness by adding, removing or clarifying certain disclosure requirements related to defined benefit pension or other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company has not yet determined the effect that ASU 2018-14 will have on its financial statements.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement." ASU 2018-13 aims to improve disclosure effectiveness by adding, modifying or removing certain disclosure requirements for both recurring and nonrecurring fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the ASU for any removed or modified disclosure. Adoption of additional disclosures may be delayed until their effective dates. The Company has not yet determined the effect that ASU 2018-13 will have on its financial statements.
In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (TCJ Act) reduction of the U.S. federal corporate income tax rate. The amendments also require certain disclosures about stranded tax effects. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted in any period after the issuance of the update. The amendments in this update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJ Act is recognized. The Company has not yet determined the effect that ASU 2018-02 will have on its financial statements.
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
In March 2017, the FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 also provides that only the service cost component is eligible for capitalization, when applicable. ASU 2017-07 should be applied retrospectively for the income statement presentation of net periodic pension cost and net periodic postretirement benefit cost and prospectively, on or after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit cost. On July 1, 2018, the Company retrospectively adopted ASU 2017-07 and reclassified prior-year amounts using a practical expedient that permits the usage of amounts previously disclosed in the retirement benefits note. As a result, $9,584 and $4,687 of expense was reclassified from cost of sales and selling, general and administrative expenses, respectively, to other (income) expense for the prior-year quarter.
In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 provides that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in ASU 2016-16 eliminate the exception for an intra-entity transfer of an asset other than inventory. The Company adopted ASU 2016-16 on July 1, 2018 and recorded a cumulative effect adjustment of approximately $19 million to reduce retained earnings.
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides specific guidance on several cash flow classification issues to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. On July 1, 2018, the Company adopted ASU 2016-15 and retrospectively adjusted its Statement of Cash Flows. These retrospective adjustments were not material.
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
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 requires lessees to put most leases with terms greater than 12 months on their balance sheet by recognizing a liability to make lease payments and an asset representing their right to use the asset during the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election, by class of underlying asset, not to recognize the corresponding assets and lease liabilities. Lessee recognition, measurement, and presentation of expenses and cash flows will not change significantly from existing guidance and lessor accounting is largely unchanged. ASU 2016-02 also changes the definition of a lease and requires qualitative and quantitative disclosures that provide information about the amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.  Early adoption is permitted. Adoption of this ASU is planned for the beginning of the first quarter of fiscal 2020. The Company has not yet determined the effect that ASU 2016-02 will have on its financial statements.
In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Liabilities." ASU 2016-01 requires equity investments (excluding equity method investments and investments that are consolidated) to be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have a readily determinable fair value may be measured at cost, adjusted for impairment and observable price changes. ASU 2016-01 also simplifies the impairment assessment of equity investments, eliminates the disclosure of the assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at cost on the balance sheet and requires the exit price to be used when measuring fair value of financial instruments for disclosure purposes. Under ASU 2016-01, changes in fair value (resulting from instrument-specific credit risk) are presented separately in other comprehensive income for liabilities measured using the fair value option. Financial assets and liabilities are presented separately by measurement category and type, either on the balance sheet or in the financial statement disclosures. The Company adopted ASU 2016-01 on July 1, 2018 and reclassified approximately $2 million of unrealized gains from accumulated other comprehensive (loss) to retained earnings.
In May 2014, the FASB issued ASU 2014-09, “Revenues with Contracts with Customers.” ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that a company expects to be entitled to in exchange for the goods or services. To achieve this principle, a company must apply five steps including identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) the company satisfies the performance obligation. The Company adopted ASU 2014-09 on July 1, 2018 using the modified retrospective method and recorded a cumulative effect adjustment to increase retained earnings by approximately $5 million. See Note 3 for further discussion.

3. Revenue recognition

Revenue is derived primarily from the sale of products in a variety of mobile, industrial and aerospace markets. Revenues are recognized when control of the promised goods or services in a contract (i.e., performance obligations) are transferred to the customer. Control is transferred when the customer has the ability to direct the use of and obtain the benefits from the goods or services. A majority of the Company’s revenues are recognized at a point in time when control is transferred to the customer, which is generally at the time of shipment. However, a portion of the Company’s revenues are recognized over time if the customer simultaneously receives control as the Company performs work under a contract, if the customer controls the asset as it is being produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment. For contracts recognized over time, the Company uses the cost-to-cost, efforts expended or units of delivery method depending on the nature of the contract, including length of production time.

A contract’s transaction price is allocated to each distinct performance obligation. When there are multiple performance obligations within a contract, the transaction price is allocated to each performance obligation based on its standalone selling price. The primary method used to estimate a standalone selling price is the price observed in standalone sales to customers of the same product or service. Revenue is recognized when the appropriate revenue recognition criteria for the individual performance obligations have been satisfied.
The Company considers the contractual consideration payable by the customer and assesses variable consideration that may affect the total transaction price. Variable consideration primarily includes prompt pay discounts, rebates and volume discounts and is included in the estimated transaction price when there is a basis to reasonably estimate the amount, including whether the estimate should be constrained in order to avoid a significant reversal of revenue in a future period. These estimates are based on historical experience, anticipated performance under the terms of the contract and the Company’s best judgment at the time.
Payment terms vary by customer and the geographical location of the customer. The time between when revenue is recognized and payment is due is not significant. The Company’s contracts with customers generally do not include significant financing components or noncash consideration.
Taxes collected from customers and remitted to governmental authorities are excluded from revenue. Shipping and handling costs are treated as fulfillment costs and are included in cost of sales. The costs to obtain a contract where the amortization period for the related asset is one year or less are expensed as incurred.
There is generally no unilateral right to return products. The Company primarily offers an assurance-type standard warranty that the product will conform to certain specifications for a defined period of time or period of usage after delivery. This type of warranty does not represent a separate performance obligation.
Disaggregation of revenue
Revenue from contracts with customers is disaggregated by technology platforms for the Diversified Industrial Segment, by product platforms for the Aerospace Systems Segment and by geographic location for the total Company.
The Diversified Industrial Segment is an aggregation of several business units, which manufacture motion-control and fluid power system components for builders and users of various type of manufacturing, packaging, processing, transportation, agricultural, construction, and military vehicles and equipment. Contracts consist of individual purchase orders for standard product, blanket purchase orders and production contracts. Blanket purchase orders are often associated with individual purchase orders and have terms and conditions which are subject to a master supply or distributor agreement. Individual production contracts, some of which may include multiple performance obligations, are typically for products to be manufactured to the customer's specifications. Revenue in the Diversified Industrial Segment is typically recognized at the time of product shipment, but a portion of revenue may be recognized over time for installation services or in situations where the product being manufactured has no alternative use and the Company has an enforceable right to payment.
Diversified Industrial Segment revenues by technology platform:

Three Months Ended
September 30, 2018
Motion Systems	$859,573
Flow and Process Control	1,061,064
Filtration and Engineered Materials	994,173
Total	$2,914,810

The Aerospace Systems Segment produces hydraulic, fuel, pneumatic and electro-mechanical systems and components, which are utilized on virtually every domestic commercial, military and general aviation aircraft and which also perform a vital role in naval vessels and land-based weapon systems. Contracts generally consist of blanket purchase orders and individual long-term production contracts. Blanket purchase orders, which have terms and conditions subject to long-term supply agreements, are typically associated with individual purchase orders. Revenue in the Aerospace Systems Segment is typically recognized at the time of product shipment, but a portion of revenue may be recognized over time in situations where the customer controls the asset as it is being produced or the product being manufactured has no alternative use and the Company has an enforceable right to payment.
Aerospace Systems Segment revenues by product platform:

Three Months Ended
September 30, 2018
Flight Control Actuation	$162,936
Fuel and Inerting	144,046
Hydraulics	102,497
Engines	64,386
Fluid Conveyance	70,204
Other	20,415
Total	$564,484

Total Company revenues by geographic region based on the Company's selling operation's location:

Three Months Ended
September 30, 2018
North America	$2,246,091
Europe	726,310
Asia Pacific	461,640
Latin America	45,253
Total	$3,479,294

The majority of revenues from the Aerospace Systems Segment is generated from sales to customers within North America.
Contract balances
Contract assets and contract liabilities are reported on a contract-by-contract basis. Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. Payments from customers are received based on the terms established in the contract with the customer.
Total contract assets and contract liabilities are as follows:

September 30, 2018
Contract assets, current (included within Prepaid expenses and other)	$16,634
Contract assets, noncurrent (included within Investments and other assets)	2,098
Total contract assets	18,732
Contract liabilities, current (included within Other accrued liabilities)	(62,520)
Contract liabilities, noncurrent (included within Other liabilities)	(535)
Total contract liabilities	(63,055)
Net contract (liabilities)	$(44,323)

During the three months ended September 30, 2018, net contract liabilities increased $27 million from July 1, 2018 net contract liabilities of $17 million. The increase in net contract liabilities was primarily due to advance payments from customers exceeding revenue recognized during the period. During the three months ended September 30, 2018, approximately $8 million of revenue was recognized that was included in the contract liabilities at July 1, 2018.
Remaining performance obligations
The Company’s backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. The Company believes its backlog represents its unsatisfied or partially unsatisfied performance obligations. Backlog at September 30, 2018 was $4,090 million, of which approximately 92 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.
Adoption of ASU 2014-09
On July 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective approach. The provisions of ASU 2014-09 were applied only to contracts that were not completed as of July 1, 2018. Comparative prior-period financial information has not been restated and continues to be reported under the accounting standards in effect for the comparative prior-year period.
The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet as of July 1, 2018 related to the adoption of ASU 2014-09 is as follows:

	Balance as of	Cumulative Effect	Balance as of
	June 30, 2018	of Adjustments	July 1, 2018
Assets:
Trade accounts receivable, net	$2,145,517	$(11)	$2,145,506
Inventories	1,621,304	23,205	1,644,509
Prepaid expenses and other	134,886	14,575	149,461
Investments and other assets	801,049	2,020	803,069
Liabilities:
Other accrued liabilities	$502,333	$28,288	$530,621
Other liabilities	526,089	5,160	531,249
Deferred income taxes	234,858	1,560	236,418
Equity:
Retained earnings	$11,625,975	$4,781	$11,630,756

The adoption of ASU 2014-09 had an immaterial impact on the Company’s net sales, results of operations and financial position for the three months ended September 30, 2018.

4. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2018 and 2017.

	Three Months Ended
	September 30,
	2018	2017
Numerator:
Net income attributable to common shareholders	$375,711	$285,397
Denominator:
Basic - weighted average common shares	132,361,654	133,176,964
Increase in weighted average common shares from dilutive effect of equity-based awards	2,302,842	2,617,306
Diluted - weighted average common shares, assuming exercise of equity-based awards	134,664,496	135,794,270
Basic earnings per share	$2.84	$2.14
Diluted earnings per share	$2.79	$2.10
For the three months ended September 30, 2018 and 2017, 732,095 and 603,884 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

5. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. There is no expiration date for this program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. During the three-month period ended September 30, 2018, the Company repurchased 293,941 shares at an average price, including commissions, of $170.10 per share.

6. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor. Allowance for doubtful accounts was $9,755 and $9,672 at September 30, 2018 and June 30, 2018, respectively.

7. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2018	June 30, 2018
Notes receivable	$135,707	$149,254
Accounts receivable, other	176,455	179,145
Total	$312,162	$328,399

8. Inventories

The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2018	June 30, 2018
Finished products	$704,313	$673,323
Work in process	861,279	765,835
Raw materials	197,048	182,146
Total	$1,762,640	$1,621,304

9. Business realignment charges
The Company incurred business realignment charges and acquisition integration costs in fiscal 2019 and fiscal 2018. The acquisition integration costs related to the fiscal 2017 acquisition of CLARCOR, Inc.
Business realignment charges and acquisition integration costs presented in the Business Segment Information are as follows:

	Three Months Ended
	September 30,
	2018	2017
Diversified Industrial	$8,558	$13,263
Aerospace Systems	—	763
Other expense	55	—
Work force reductions in connection with such business realignment charges and acquisition integration costs in the Business Segment Information are as follows:

	Three Months Ended
	September 30,
	2018	2017
Diversified Industrial	201	542
Aerospace Systems	—	37
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
The business realignment charges and acquisition integration costs are presented in the Consolidated Statement of Income as follows:

	Three Months Ended
	September 30,
	2018	2017
Cost of sales	$4,399	$9,115
Selling, general and administrative expenses	4,159	4,911
Other (income), net	55	—
As of September 30, 2018, approximately $2 million in severance payments had been made relating to business realignment charges and acquisition integration charges incurred during fiscal 2019, the remainder of which are expected to be paid by September 30, 2019. Severance payments relating to prior-year business realignment and acquisition integration actions are being made as required. Remaining severance payments related to current-year and prior-year business realignment actions of approximately $24 million are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment and acquisition integration actions described above, the timing and amount of which are not known at this time.

10. Equity

Changes in equity for the three months ended September 30, 2018 and 2017 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2018	$90,523	$496,592	$11,625,975	$(1,763,086)	$(4,590,138)	$5,627	$5,865,493
Impact of adoption of accounting standards			1,483	(1,734)			(251)
Net income			375,711			188	375,899
Other comprehensive income (loss)				(11,163)		(89)	(11,252)
Dividends paid ($0.76 per share)			(100,869)				(100,869)
Stock incentive plan activity		6,460			21,626		28,086
Shares purchased at cost					(50,000)		(50,000)
Balance at September 30, 2018	$90,523	$503,052	$11,902,300	$(1,775,983)	$(4,618,512)	$5,726	$6,107,106

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2017	$90,523	$543,879	$10,930,348	$(1,924,204)	$(4,378,897)	$5,697	$5,267,346
Net income			285,397			138	285,535
Other comprehensive income (loss)				99,701		(87)	99,614
Dividends paid ($0.66 per share)			(88,104)				(88,104)
Stock incentive plan activity		(14,923)			31,220		16,297
Acquisition activity						(29)	(29)
Shares purchased at cost					(50,000)		(50,000)
Balance at September 30, 2017	$90,523	$528,956	$11,127,641	$(1,824,503)	$(4,397,677)	$5,719	$5,530,659

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the three months ended September 30, 2018 and 2017 are as follows:

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2018	$(943,477)	$(819,609)	$(1,763,086)
Impact of adoption of ASU 2016-01	(1,734)	—	(1,734)
Other comprehensive income before reclassifications	(38,614)	—	(38,614)
Amounts reclassified from accumulated other comprehensive (loss)	3,578	23,873	27,451
Balance at September 30, 2018	$(980,247)	$(795,736)	$(1,775,983)

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2017	$(925,342)	$(998,862)	$(1,924,204)
Other comprehensive (loss) before reclassifications	72,966	—	72,966
Amounts reclassified from accumulated other comprehensive (loss)	—	26,735	26,735
Balance at September 30, 2017	$(852,376)	$(972,127)	$(1,824,503)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three months ended September 30, 2018 and 2017 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2018
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,641)	See Note 12
Recognized actuarial loss	(29,297)	See Note 12
Total before tax	(30,938)
Tax benefit	7,065	Income taxes
Net of tax	$(23,873)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2017
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(2,133)	See Note 12
Recognized actuarial loss	(39,036)	See Note 12
Total before tax	(41,169)
Tax benefit	14,434	Income taxes
Net of tax	$(26,735)

11. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the three months ended September 30, 2018 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2018	$5,405,771	$98,649	$5,504,420
Acquisition	3,753	—	3,753
Foreign currency translation and other	(23,026)	(3)	(23,029)
Balance at September 30, 2018	$5,386,498	$98,646	$5,485,144
The acquisition line represents the original goodwill allocation during the measurement period subsequent to the applicable acquisition date.

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2018		June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$264,826	$121,067	$265,423	$117,440
Trademarks	545,811	233,800	546,905	227,580
Customer lists and other	2,472,727	972,396	2,482,079	933,867
Total	$3,283,364	$1,327,263	$3,294,407	$1,278,887
Total intangible amortization expense for the three months ended September 30, 2018 was $53,489. The estimated amortization expense for the five years ending June 30, 2019 through 2023 is $196,984, $186,587, $181,969, $176,074 and $168,554, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the three months ended September 30, 2018.

12. Retirement benefits
Net pension benefit cost recognized included the following components:

	Three Months Ended
	September 30,
	2018	2017
Service cost	$20,509	$23,058
Interest cost	39,866	35,686
Expected return on plan assets	(62,877)	(63,176)
Amortization of prior service cost	1,648	2,104
Amortization of net actuarial loss	29,293	38,682
Amortization of initial net obligation	4	5
Net pension benefit cost	$28,443	$36,359
During the three months ended September 30, 2018 and 2017, the Company recognized $650 and $1,089, respectively, in expense related to other postretirement benefits. Components of net pension benefit cost and other postretirement benefit cost, other than service cost, are included in other (income) expense, net in the Consolidated Statement of Income.
In September 2018, the Company made a discretionary $200 million cash contribution to its domestic qualified defined benefit plan.

13. Income taxes
On December 22, 2017, the TCJ Act was enacted into law. The TCJ Act significantly reforms the Internal Revenue Code of 1986, as amended, by among other things, establishing a flat corporate income tax rate of 21 percent and creating a territorial tax system (with a one-time transition tax imposed on previously undistributed foreign earnings and profits).
The Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for the tax effects of the TCJ Act. SAB 118 provides a measurement period that should not extend beyond one year from the TCJ Act's enactment date for companies to complete the applicable accounting under Topic 740. In accordance with SAB 118, and based on the information available, the Company has recorded provisional amounts for the remeasurement of deferred tax balances and related valuation allowances, the one-time transition tax and the repatriation of undistributed foreign earnings. The Company did not record any adjustments to these provisional amounts during the three months ended September 30, 2018.

During the period ended September 30, 2018, the Company made the accounting policy election to treat taxes related to Global Intangible Low-Taxed Income as a current period expense when incurred.
The Company and its subsidiaries file income tax returns in the United States and in various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is open to assessment of its federal income tax returns by the U.S. Internal Revenue Service for fiscal years after 2011, and its state and local returns for fiscal years after 2012. The Company is also open to assessment for foreign jurisdictions for fiscal years after 2009. Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements.
As of September 30, 2018, the Company had gross unrecognized tax benefits of $151,098. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $151,098. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, is $22,618. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $120,000 as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.

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

Marketable securities and other investments include deposits, equity investments and available-for-sale debt securities. Deposits are recorded at cost, and equity investments and available-for-sale debt securities are recorded at fair value. Changes in fair value related to available-for-sale debt securities are recorded in accumulated other comprehensive (loss). Upon the adoption of ASU 2016-01 on July 1, 2018, changes in fair value of equity investments are recognized in net income. Prior to the adoption of ASU 2016-01, these changes in fair value were recognized in accumulated other comprehensive (loss).

Gross unrealized gains and losses related to both equity investments and available-for-sale debt securities were not material as of September 30, 2018 and June 30, 2018. There were no facts or circumstances that indicated the unrealized losses were other than temporary.

The contractual maturities of available-for-sale debt securities were predominantly one to three years at September 30, 2018 and June 30, 2018. Actual maturities of available-for-sale debt securities may differ from their contractual maturities as the Company has the ability to liquidate the available-for-sale debt securities after giving appropriate notice to the issuer.
The carrying value of long-term debt and estimated fair value of long-term debt are as follows:

	September 30, 2018	June 30, 2018
Carrying value of long-term debt	$4,354,050	$4,460,402
Estimated fair value of long-term debt	4,399,405	4,548,796
The fair value of long-term debt is classified within level 2 of the fair value hierarchy.
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

Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	September 30, 2018	June 30, 2018
Net investment hedges
Cross-currency swap contracts	Other assets	$9,598	$7,614
Cash flow hedges
Costless collar contracts	Non-trade and notes receivable	1,125	932
Costless collar contracts	Other accrued liabilities	2,777	236

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
Gains or losses on derivative financial instruments that were recorded in the Consolidated Statement of Income for the three months ended September 30, 2018 and 2017 were not material.

Gain (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended
	September 30,
	2018	2017
Cross-currency swap contracts	$1,920	$(6,574)
Foreign denominated debt	4,127	(16,834)
There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor was any portion of these financial instruments excluded from the effectiveness testing, during the three months ended September 30, 2018 and 2017.
A summary of financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2018 and June 30, 2018 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$22,262	$22,262	$—	$—
Corporate bonds	4,937	4,937	—	—
Asset-backed and mortgage-backed securities	3,673	—	3,673	—
Derivatives	16,716	—	16,716	—
Investments measured at net asset value	9,914
Liabilities:
Derivatives	9,851	—	9,851	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$2,956	$2,956	$—	$—
Corporate bonds	5,331	5,331	—	—
Asset-backed and mortgage-backed securities	3,911	—	3,911	—
Derivatives	14,110	—	14,110	—
Investments measured at net asset value	7,208
Liabilities:
Derivatives	5,315	—	5,315	—
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2017
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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	September 30, 2018	June 30, 2018	September 30, 2017
United States	59.8	60.2	60.8
Eurozone countries	53.2	54.9	58.1
China	50.0	51.0	51.0
Brazil	50.9	49.8	50.9
Global aircraft miles flown increased by approximately six percent, and available revenue passenger miles increased by approximately seven percent from their comparable fiscal 2018 levels. The Company anticipates that U.S. Department of Defense spending with regard to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2019 will be approximately nine percent higher than the comparable fiscal 2018 level.
Housing starts in September 2018 were approximately four percent higher than housing starts in September 2017 and approximately two percent higher than housing starts in June 2018.

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
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,
(dollars in millions)	2018	2017
Net sales	$3,479.3	$3,364.7
Gross profit margin	25.4%	25.0%
Selling, general and administrative expenses	$394.3	$397.0
Selling, general and administrative expenses, as a percent of sales	11.3%	11.8%
Interest expense	$44.3	$53.6
Other (income) expense, net	$(13.9)	$16.5
Effective tax rate	18.2%	23.7%
Net income	$375.9	$285.5
Net income, as a percent of sales	10.8%	8.5%

Net sales for the current-year quarter increased compared to the prior-year quarter primarily due to higher sales in the Diversified Industrial North American businesses and the Aerospace Systems Segment. The effect of currency rate changes decreased net sales by approximately $57 million in the current-year quarter ($52 million of which was attributable to the Diversified Industrial International businesses).
Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased in the current-year quarter primarily due to higher margins in the Aerospace Systems Segment driven by increased aftermarket and original equipment manufacturer (OEM) volume and profitability. Diversified Industrial Segment margins remained flat as higher margins in the Diversified Industrial International businesses were offset by lower margins in the Diversified Industrial North American businesses. Cost of sales for the current-year quarter and prior-year quarter also included business realignment charges and acquisition integration costs of $4.4 million and $9.1 million, respectively.

Selling, general and administrative expenses decreased for the current-year quarter primarily due to the benefits from prior-year restructuring activities and the Company's simplification initiative as well as lower incentive compensation expense. Selling, general and administrative expenses for the current-year quarter also reflected higher expense associated with the Company's deferred compensation programs, higher stock compensation expense and higher professional fees than the prior-year quarter. Selling, general and administrative expenses for the current-year quarter and prior-year quarter also included business realignment charges and acquisition integration costs of $4.2 million and $4.9 million, respectively.
Interest expense for the current-year quarter decreased from the prior-year quarter due to lower average debt outstanding and lower average interest rates.
Other (income) expense, net included the following:

(dollars in millions)	Three Months Ended September 30,
Expense (income)	2018	2017
Income related to equity method investments	$(22.8)	$(6.9)
Non-service components of retirement benefit cost	8.5	14.3
Sale of investment	—	13.8
Other items, net	0.4	(4.7)
	$(13.9)	$16.5

Effective tax rate for the current-year quarter was lower than the prior-year quarter primarily due to the reduced U.S. income tax rate resulting from enactment of the TCJ Act, partially offset by the repeal of the U.S. Manufacturing deduction and a net decrease in discrete tax benefits. The Company expects the fiscal 2019 effective tax rate will be approximately 23 percent.
RESULTS BY BUSINESS SEGMENT
Diversified Industrial Segment

	Three Months Ended September 30,
(dollars in millions)	2018	2017
Net sales
North America	$1,681.0	$1,594.7
International	1,233.8	1,238.8
Operating income
North America	275.1	256.0
International	$206.1	$191.8
Operating margin
North America	16.4%	16.1%
International	16.7%	15.5%
Backlog	$2,168.2	$1,986.9

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period versus the comparable prior-year period:

Three Months Ended September 30, 2018
Three Months
Diversified Industrial North America – as reported	5.4%
Divestitures	(0.5)%
Currency	(0.3)%
Diversified Industrial North America – without divestitures and currency	6.2%

Diversified Industrial International – as reported	(0.4)%
Divestitures	(0.9)%
Currency	(4.1)%
Diversified Industrial International – without divestitures and currency	4.6%

Total Diversified Industrial Segment – as reported	2.9%
Divestitures	(0.6)%
Currency	(2.0)%
Total Diversified Industrial Segment – without divestitures and currency	5.5%
The above presentation reconciles the percentage changes in net sales of the Diversified Industrial Segment reported in accordance with U.S. GAAP to percentage changes in net sales adjusted to remove the effects of divestitures made within the prior four fiscal quarters as well as the effects of currency exchange rates (a non-GAAP measure). The effects of divestitures and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.
Excluding the effects of divestitures and changes in currency exchange rates, Diversified Industrial North American sales increased for the current-year quarter primarily due to higher demand from distributors and end-users in the engines, construction equipment, heavy-duty truck, refrigeration and industrial machinery markets, partially offset by lower demand from end users in the semiconductor, machine tool and oil and gas markets.
Excluding the effects of divestitures and changes in currency exchange rates, Diversified Industrial International sales for the current-year quarter increased primarily due to higher volume in all regions. The Asia Pacific region accounted for approximately 50 percent of the increase in sales for the current year-quarter, and Europe and Latin America each contributed approximately 25 percent. Within the Asia Pacific region, the increase in sales in the current-year quarter was primarily experienced from distributors and end users in the construction equipment market, partially offset by lower end-user demand in the cars and lights trucks and engines markets. Within Europe, end users in the heavy-truck, construction equipment, and telecommunications markets experienced the largest increase in sales during the current-year quarter, which was partially offset by lower end-user demand in the cars and lights trucks and industrial machinery markets. The increase in sales in Latin America was primarily due to higher demand from distributors and end users in the construction equipment and mining markets.
Operating margins in both the Diversified Industrial North American and International businesses for the current-year quarter increased due to higher sales volume and lower operating expenses resulting from prior-year restructuring activities and the Company's simplification initiative. In both businesses these benefits were partially offset by inefficiencies created by manufacturing facility consolidations.

The following business realignment expenses and acquisition integration costs are included in Diversified Industrial North American and Diversified Industrial International operating income:

	Three Months Ended September 30,
(dollars in millions)	2018	2017
Diversified Industrial North America	$4.8	$10.1
Diversified Industrial International	3.8	3.2

The business realignment charges primarily consist of severance costs related to actions taken under the Company's simplification initiative implemented by operating units throughout the world as well as plant closures. The majority of the Diversified Industrial International business realignment charges were incurred in Europe. The Company anticipates that cost savings realized from the work force reduction measures taken in the current-year quarter will not materially impact operating income in fiscal 2019 or fiscal 2020. Acquisition integration costs primarily relate to the integration of the fiscal 2017 acquisition of CLARCOR Inc. and are primarily incurred in the Diversified Industrial North American businesses. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Diversified Industrial Segment. Such actions are expected to result in approximately $26 million of additional business realignment charges and acquisition integration costs in the remainder of fiscal 2019.
Diversified Industrial Segment backlog increased from the prior-year quarter primarily due to orders exceeding shipments in both the Diversified Industrial North American and International businesses. Within the International businesses, backlog within the Asia Pacific region represented the entire amount of the increase from the prior-year quarter. Diversified Industrial Segment backlog remained sequentially flat compared to the June 30, 2018 amount of $2,167.2 million due to orders exceeding shipments in the North American businesses offset by shipments exceeding orders in the International businesses. Within the International businesses, shipments exceeding orders in Europe were partially offset by orders exceeding shipments in the Asia Pacific region. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. The Company anticipates Diversified Industrial North American sales for fiscal 2019 will increase between 2.6 percent and 5.6 percent from their fiscal 2018 level, and Diversified Industrial International sales for fiscal 2019 will decrease between 3.7 percent and 0.7 percent from their fiscal 2018 level. Diversified Industrial North American operating margins in fiscal 2019 are expected to range from 16.4 percent to 17.2 percent, and Diversified Industrial International operating margins in fiscal 2019 are expected to range from 15.5 percent to 15.9 percent.
Aerospace Systems Segment

	Three Months Ended March 31,
(dollars in millions)	2018	2017
Net sales	$564.5	$531.2
Operating income	$109.9	$77.4
Operating margin	19.5%	14.6%
Backlog	$1,921.7	$1,816.4
The increase in net sales in the Aerospace Systems Segment for the current-year quarter was primarily due to higher volume in the commercial and military OEM businesses as well as the commercial and military aftermarket businesses. The higher operating margin for the current-year quarter was primarily due to higher OEM and aftermarket volume and profitability, higher joint venture earnings and lower engineering and development costs. Operating margins in the current-year quarter also benefited from the absence of unfavorable contract settlements that occurred in the prior-year quarter.
The increase in backlog from the prior-year quarter is due to orders exceeding shipments within the commercial OEM and commercial and military aftermarket businesses, partially offset by shipments exceeding orders in the military OEM business. The decrease in backlog from the June 30, 2018 amount of $1,954.0 million is primarily due to shipments exceeding orders in the commercial and military OEM businesses, partially offset by orders exceeding shipments in the commercial and military aftermarket businesses. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. For fiscal 2019, sales are expected to increase between 3.6 percent and 5.6 percent from the fiscal 2018 level and operating margins are expected to range from 18.1 percent to 18.5 percent. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.

Corporate general and administrative expenses
Corporate general and administrative expenses were $50.3 million in the current-year quarter compared to $41.4 million in the comparable prior-year quarter. As a percent of sales, corporate general and administrative expenses were 1.4 percent in the current-year quarter and 1.2 percent in the prior-year quarter. The primary drivers for the change in corporate general and administrative expenses between the current-year quarter and prior-year quarter were higher expenses associated with the Company's deferred compensation program and an increase in professional fees, partially offset by lower incentive compensation expense.

Other expense (in the Results By Business Segment) included the following:

(dollars in millions)	Three Months Ended September 30,
Expense (income)	2018	2017
Foreign currency transaction	$3.5	$3.6
Stock-based compensation	28.5	25.9
Pensions	5.3	8.5
Sale of investment	—	13.8
Other items, net	(0.6)	4.2
	$36.7	$56.0
Foreign currency transaction primarily relates to the impact of changes in foreign exchange rates on cash, marketable securities and other investments and intercompany transactions.

CONSOLIDATED BALANCE SHEET

(dollars in millions)	September 30, 2018	June 30, 2018
Cash	$992.9	$855.1
Trade accounts receivable, net	2,065.2	2,145.5
Inventories	1,762.6	1,621.3
Shareholders’ equity	6,101.4	5,859.9
Working capital	1,989.6	1,887.8
Current ratio	1.60	1.59
Cash (comprised of cash and cash equivalents and marketable securities and other investments) includes $938 million and $836 million held by the Company's foreign subsidiaries at September 30, 2018 and June 30, 2018, respectively. As a result of the TCJ Act, the prior worldwide tax system was replaced by a territorial tax system, which generally allows companies to repatriate future foreign source earnings without incurring additional U.S. federal taxes. However, other U.S. or foreign taxes may be incurred should cash be distributed between the Company's subsidiaries. The Company has determined it will no longer permanently reinvest certain foreign earnings. All other undistributed foreign earnings remain permanently reinvested.
Trade accounts receivable, net are receivables due from customers for sales of product. Days sales outstanding relating to trade accounts receivable was 54 days at September 30, 2018, and 51 days at June 30, 2018. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.
Inventories as of September 30, 2018 increased $141 million due to an increase in inventories in both the Diversified Industrial and Aerospace Systems Segments, partially offset by a decrease of $9 million related to the effect of foreign currency translation. Within the Diversified Industrial Segment, approximately 60 percent of the increase in inventories occurred in the Diversified Industrial North American businesses, and approximately 40 percent of the increase occurred in the Diversified Industrial International businesses. Days supply of inventory was 76 days at September 30, 2018, 64 days at June 30, 2018 and 77 days at September 30, 2017.
Shareholders’ equity activity during the current year quarter included a decrease of approximately $50 million as a result of share repurchases and a decrease of approximately $35 million as a result of foreign currency translation.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended September 30,
(dollars in millions)	2018	2017
Cash provided by (used in):
Operating activities	$159.4	$238.0
Investing activities	(15.1)	(117.3)
Financing activities	(7.2)	(135.4)
Effect of exchange rates	(7.1)	4.6
Net increase (decrease) in cash and cash equivalents	$130.0	$(10.1)

Cash flows from operating activities for the current year quarter was lower than the prior-year quarter primarily due to a $200 million discretionary cash contribution to the Company's domestic qualified defined benefit plan, partially offset by an increase in net income and cash provided by working capital items. The Company continues to focus on managing its inventory and other working capital requirements.
Cash flows from investing activities includes net maturities (purchases) of marketable securities and other investments of $11 million and $(58) million in the current-year and prior-year quarter, respectively.
Cash flows from financing activities for the current-year quarter included net commercial paper borrowings of $259 million compared to net borrowings of $35 million in the prior-year quarter. During the current-year quarter, the Company also repaid $100 million of long-term debt. Cash flows from financing activities included repurchase activity under the Company's share repurchase program. The Company repurchased 0.3 million common shares for $50 million in both the current-year and prior-year quarter.
The Company’s goal is to have no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. In periods following significant capital deployment, including for share repurchases or acquisitions, certain of the ratings assigned to the Company's senior debt may be, and at September 30, 2018 was, lower than the stated goal. The Company does not presently believe that its ability to borrow funds in the future at desirable tenors and affordable interest rates will be impacted if certain of its ratings are temporarily below an "A" level at the time of such borrowings. At September 30, 2018, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	A-
Moody's Investor Services, Inc.	Baa1
Standard & Poor's	A
At September 30, 2018, the Company had a line of credit totaling $2,000 million through a multi-currency revolving credit agreement with a group of banks, $1,205 million of which was available. The credit agreement expires in October 2021; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which may increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
As of September 30, 2018, the Company was authorized to sell up to $2,000 million of short-term commercial paper notes. As of September 30, 2018, $795 million of commercial paper notes were outstanding, and the largest amount of commercial paper notes outstanding during the current-year quarter was $881 million.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at September 30, 2018, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed .60 to 1.0. At September 30, 2018, the Company's debt to debt-shareholders' equity ratio was .46 to 1.0. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

FORWARD-LOOKING STATEMENTS
Forward-looking statements contained in this and other written and oral reports are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. All statements regarding future performance, earnings projections, events or developments are forward-looking statements. It is possible that the future performance and earnings projections of the Company, including its individual segments, may differ materially from current expectations, depending on economic conditions within its mobile, industrial and aerospace markets, and the Company’s ability to maintain and achieve anticipated benefits associated with announced realignment activities, strategic initiatives to improve operating margins, actions taken to combat the effects of the current economic environment, and growth, innovation and global diversification initiatives. Additionally, the actual impact of the TCJ Act may affect future performance and earnings projections as the amounts reflected in this period are preliminary estimates and exact amounts will not be determined until a later date, and there may be other judicial or regulatory interpretations of the TCJ Act that may also affect these estimates and the actual impact on the Company. A change in the economic conditions in individual markets may have a particularly volatile effect on segment performance.
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

•
ability to identify acceptable strategic acquisition targets; uncertainties surrounding timing, successful completion or integration of acquisitions and similar transactions, including the integration of CLARCOR Inc.; ability to successfully divest businesses planned for divestiture and realize the anticipated benefits of such divestitures;

•
the determination to undertake business realignment activities and the expected costs thereof and, if undertaken, the ability to complete such activities and realize the anticipated cost savings from such activities;

•	ability to implement successfully the capital allocation initiatives, including timing, price and execution of share repurchases;

•	availability, limitations or cost increases of raw materials, component products and/or commodities that cannot be recovered in product pricing;

•	ability to manage costs related to insurance and employee retirement and health care benefits;

•	compliance costs associated with environmental laws and regulations;

•	potential labor disruptions;

•	threats associated with and efforts to combat terrorism and cyber-security risks;

•	uncertainties surrounding the ultimate resolution of outstanding legal proceedings, including the outcome of any appeals;

•	global competitive market conditions, including global reactions to U.S. trade policies, and resulting effects on sales and pricing; and

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION
PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2018 through July 31, 2018	104,100	$159.62	104,100	15,497,993
August 1, 2018 through August 31, 2018	107,800	$170.27	107,800	15,390,193
September 1, 2018 through September 30, 2018	82,041	$183.11	82,041	15,308,152
Total:	293,941	$170.08	293,941

(1)
On October 22, 2014, the Company publicly announced that the Board of Directors increased the overall maximum number of shares authorized for repurchase under the Company's share repurchase program, first announced on August 16, 1990, so that, beginning on October 22, 2014, the maximum aggregate number of shares authorized for repurchase was 35 million shares. There is no limitation on the amount of shares that can be repurchased in a fiscal year. There is no expiration date for this program.

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

3(c)	Code of Regulations, as amended on October 24, 2018. *

10(a)	Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 24, 2018.*

10(b)	Form of 2018 Parker-Hannifin Corporation Restricted Stock Unit Award Agreement to Certain Executive Officers.*

10(c)	Parker Hannifin Corporation 2018 Restricted Stock Unit Terms and Conditions for Certain Executive Officers.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended September 30, 2018 and 2017, (ii) Consolidated Statement of Comprehensive Income for the three months ended September 30, 2018 and 2017, (iii) Consolidated Balance Sheet at September 30, 2018 and June 30, 2018, (iv) Consolidated Statement of Cash Flows for the three months ended September 30, 2018 and 2017, and (v) Notes to Consolidated Financial Statements for the three months ended September 30, 2018.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Catherine A. Suever
Catherine A. Suever
Executive Vice President - Finance & Administration and
Chief Financial Officer

Date:	November 7, 2018