Form 10-Q
period 2018-12-31
PARKER HANNIFIN CORP
filed 2019-02-07
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of Common Shares outstanding at December 31, 2018: 129,365,355

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net sales	$3,472,045	$3,370,673	$6,951,339	$6,735,324
Cost of sales	2,602,339	2,564,449	5,197,162	5,087,743
Selling, general and administrative expenses	397,259	408,338	791,581	805,322
Interest expense	47,518	53,133	91,857	106,688
Other (income) expense, net	(6,225)	(15,468)	(20,138)	1,048
Income before income taxes	431,154	360,221	890,877	734,523
Income taxes	119,241	303,899	203,065	392,666
Net income	311,913	56,322	687,812	341,857
Less: Noncontrolling interest in subsidiaries' earnings	176	163	364	301
Net income attributable to common shareholders	$311,737	$56,159	$687,448	$341,556

Earnings per share attributable to common shareholders:
Basic	$2.39	$0.42	$5.23	$2.57
Diluted	$2.36	$0.41	$5.15	$2.51
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net income	$311,913	$56,322	$687,812	$341,857
Less: Noncontrolling interests in subsidiaries' earnings	176	163	364	301
Net income attributable to common shareholders	311,737	56,159	687,448	341,556

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment and other	(43,986)	28,390	(79,111)	101,269
Retirement benefits plan activity	24,527	28,312	48,400	55,047
Other comprehensive (loss) income	(19,459)	56,702	(30,711)	156,316
Less: Other comprehensive income (loss) for noncontrolling interests	55	(73)	(34)	(160)
Other comprehensive (loss) income attributable to common shareholders	(19,514)	56,775	(30,677)	156,476
Total comprehensive income attributable to common shareholders	$292,223	$112,934	$656,771	$498,032
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(Unaudited)

	December 31, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,047,385	$822,137
Marketable securities and other investments	30,956	32,995
Trade accounts receivable, net	1,938,709	2,145,517
Non-trade and notes receivable	324,254	328,399
Inventories	1,804,564	1,621,304
Prepaid expenses and other	188,868	134,886
Total current assets	5,334,736	5,085,238
Plant and equipment	5,192,144	5,215,253
Less: Accumulated depreciation	3,398,339	3,359,016
Plant and equipment, net	1,793,805	1,856,237
Deferred income taxes	98,779	57,623
Investments and other assets	733,987	801,049
Intangible assets, net	1,883,825	2,015,520
Goodwill	5,462,555	5,504,420
Total assets	$15,307,687	$15,320,087
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$1,144,347	$638,466
Accounts payable, trade	1,307,178	1,430,306
Accrued payrolls and other compensation	319,787	427,500
Accrued domestic and foreign taxes	182,617	198,878
Other accrued liabilities	555,005	502,333
Total current liabilities	3,508,934	3,197,483
Long-term debt	4,303,331	4,318,559
Pensions and other postretirement benefits	937,938	1,177,605
Deferred income taxes	286,622	234,858
Other liabilities	449,696	526,089
Total liabilities	9,486,521	9,454,594
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at December 31 and June 30	90,523	90,523
Additional capital	521,854	496,592
Retained earnings	12,114,448	11,625,975
Accumulated other comprehensive (loss)	(1,795,497)	(1,763,086)
Treasury shares, at cost; 51,680,773 shares at December 31 and 48,632,105 shares at June 30	(5,116,119)	(4,590,138)
Total shareholders’ equity	5,815,209	5,859,866
Noncontrolling interests	5,957	5,627
Total equity	5,821,166	5,865,493
Total liabilities and equity	$15,307,687	$15,320,087
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$687,812	$341,857
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	115,000	120,335
Amortization	107,543	113,881
Share incentive plan compensation	64,615	64,267
Deferred income tax expense	47,401	(74,101)
Foreign currency transaction loss	2,526	12,620
Loss (gain) on plant and equipment and intangible assets	3,428	(26,529)
Loss on sale of businesses	623	—
Loss (gain) on marketable securities	5,701	(1)
(Gain) loss on investments	(3,213)	33,759
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	185,638	49,986
Inventories	(176,094)	(207,334)
Prepaid expenses	(40,555)	(81,168)
Other assets	14,214	(45,710)
Accounts payable, trade	(120,253)	(92,267)
Accrued payrolls and other compensation	(104,726)	(111,687)
Accrued domestic and foreign taxes	(14,758)	5,796
Other accrued liabilities	18,960	59,003
Pensions and other postretirement benefits	(173,040)	25,379
Other liabilities	(79,782)	268,688
Net cash provided by operating activities	541,040	456,774
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash acquired of $690 in 2018)	(2,042)	—
Capital expenditures	(94,426)	(144,781)
Proceeds from sale of plant and equipment	34,121	59,848
Proceeds from sale of businesses	19,540	—
Purchases of marketable securities and other investments	(2,845)	(78,309)
Maturities and sales of marketable securities and other investments	14,432	12,710
Other	(90)	8,706
Net cash (used in) investing activities	(31,310)	(141,826)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	635	2,076
Payments for common shares	(565,970)	(136,436)
Proceeds from notes payable, net	606,019	138,900
Proceeds from long-term borrowings	1	1,718
Payments for long-term borrowings	(100,209)	(12,895)
Dividends	(200,459)	(176,187)
Net cash (used in) financing activities	(259,983)	(182,824)
Effect of exchange rate changes on cash	(24,499)	7,760
Net increase in cash and cash equivalents	225,248	139,884
Cash and cash equivalents at beginning of year	822,137	884,886
Cash and cash equivalents at end of period	$1,047,385	$1,024,770
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net sales
Diversified Industrial:
North America	$1,632,059	$1,565,416	$3,313,103	$3,160,107
International	1,223,679	1,255,569	2,457,445	2,494,343
Aerospace Systems	616,307	549,688	1,180,791	1,080,874
Total net sales	$3,472,045	$3,370,673	$6,951,339	$6,735,324
Segment operating income
Diversified Industrial:
North America	$257,774	$225,807	$532,885	$481,834
International	189,085	164,806	395,179	356,597
Aerospace Systems	121,463	87,148	231,318	164,582
Total segment operating income	568,322	477,761	1,159,382	1,003,013
Corporate general and administrative expenses	63,890	46,942	114,215	88,292
Income before interest expense and other expense	504,432	430,819	1,045,167	914,721
Interest expense	47,518	53,133	91,857	106,688
Other expense	25,760	17,465	62,433	73,510
Income before income taxes	$431,154	$360,221	$890,877	$734,523

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 2018, the results of operations for the three and six months ended December 31, 2018 and 2017 and cash flows for the six months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2018 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior-year amounts have been reclassified to conform to current-year presentation.
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
In March 2017, the FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 also provides that only the service cost component is eligible for capitalization, when applicable. ASU 2017-07 should be applied retrospectively for the income statement presentation of net periodic pension cost and net periodic postretirement benefit cost and prospectively, on or after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit cost. On July 1, 2018, the Company retrospectively adopted ASU 2017-07 and reclassified prior-year amounts using a practical expedient that permits the usage of amounts previously disclosed in the retirement benefits note. As a result, $4,621 and $4,125 of expense was reclassified from cost of sales and selling, general and administrative expenses, respectively, to other (income) expense, net for the prior-year quarter. Expense of $14,205 and $8,812 was reclassified from cost of sales and selling, general and administrative expenses, respectively, to other (income) expense, net for the first six months of fiscal 2018.
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
Diversified Industrial Segment revenues by technology platform:

	Three Months Ended	Six Months Ended
	December 31, 2018	December 31, 2018
Motion Systems	$856,357	$1,715,930
Flow and Process Control	1,015,200	2,076,264
Filtration and Engineered Materials	984,181	1,978,354
Total	$2,855,738	$5,770,548

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
Aerospace Systems Segment revenues by product platform:

	Three Months Ended	Six Months Ended
	December 31, 2018	December 31, 2018
Flight Control Actuation	$189,670	$352,606
Fuel and Inerting	157,262	301,308
Hydraulics	108,893	211,390
Engines	71,647	136,033
Fluid Conveyance	68,868	139,072
Other	19,967	40,382
Total	$616,307	$1,180,791

Total Company revenues by geographic region based on the Company's selling operation's location:

	Three Months Ended	Six Months Ended
	December 31, 2018	December 31, 2018
North America	$2,248,806	$4,494,897
Europe	714,550	1,440,860
Asia Pacific	465,974	927,614
Latin America	42,715	87,968
Total	$3,472,045	$6,951,339

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
Total contract assets and contract liabilities are as follows:

December 31, 2018
Contract assets, current (included within Prepaid expenses and other)	$19,263
Contract assets, noncurrent (included within Investments and other assets)	2,328
Total contract assets	21,591
Contract liabilities, current (included within Other accrued liabilities)	(65,320)
Contract liabilities, noncurrent (included within Other liabilities)	(468)
Total contract liabilities	(65,788)
Net contract (liabilities)	$(44,197)

During the six months ended December 31, 2018, net contract liabilities increased $6 million from the July 1, 2018 net contract liabilities amount of $38 million. The increase in net contract liabilities was primarily due to advance payments from customers exceeding revenue recognized during the period. During the six months ended December 31, 2018, approximately $20 million of revenue was recognized that was included in the contract liabilities at July 1, 2018.
Remaining performance obligations
The Company’s backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. The Company believes its backlog represents its unsatisfied or partially unsatisfied performance obligations. Backlog at December 31, 2018 was $4,209 million, of which approximately 92 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.
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

The adoption of ASU 2014-09 had an immaterial impact on the Company’s net sales, results of operations and financial position for the three and six months ended December 31, 2018.

4. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended December 31, 2018 and 2017.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Numerator:
Net income attributable to common shareholders	$311,737	$56,159	$687,448	$341,556
Denominator:
Basic - weighted average common shares	130,361,273	133,112,568	131,361,464	133,144,766
Increase in weighted average common shares from dilutive effect of equity-based awards	1,949,937	3,082,351	2,088,210	2,729,764
Diluted - weighted average common shares, assuming exercise of equity-based awards	132,311,210	136,194,919	133,449,674	135,874,530
Basic earnings per share	$2.39	$0.42	$5.23	$2.57
Diluted earnings per share	$2.36	$0.41	$5.15	$2.51
For the three months ended December 31, 2018 and 2017, 1,335,187 and 3,245 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended December 31, 2018 and 2017, 836,099 and 706,512 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

5. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. There is no expiration date for this program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. During the three-month period ended December 31, 2018, the Company repurchased 3,008,512 shares at an average price, including commissions, of $166.20 per share. During the six-month period ended December 31, 2018, the Company repurchased 3,302,453 shares at an average price, including commissions, of $166.54 per share.

6. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor. Allowance for doubtful accounts was $8,178 and $9,672 at December 31, 2018 and June 30, 2018, respectively.

7. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2018	June 30, 2018
Notes receivable	$160,380	$149,254
Accounts receivable, other	163,874	179,145
Total	$324,254	$328,399

8. Inventories

The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2018	June 30, 2018
Finished products	$737,243	$673,323
Work in process	866,357	765,835
Raw materials	200,964	182,146
Total	$1,804,564	$1,621,304

9. Business realignment charges
The Company incurred business realignment charges and acquisition integration costs in fiscal 2019 and fiscal 2018. The acquisition integration costs related to the fiscal 2017 acquisition of CLARCOR, Inc.
Business realignment charges and acquisition integration costs presented in the Business Segment Information are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Diversified Industrial	$7,382	$24,684	$15,940	$37,947
Aerospace Systems	—	692	—	1,455
Other expense	220	—	275	—
Work force reductions in connection with such business realignment charges and acquisition integration costs in the Business Segment Information are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Diversified Industrial	164	723	365	1,265
Aerospace Systems	—	19	—	56
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
The business realignment charges and acquisition integration costs are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Cost of sales	$3,669	$13,657	$8,068	$22,772
Selling, general and administrative expenses	3,713	11,719	7,872	16,630
Other (income) expense, net	220	—	275	—
As of December 31, 2018, approximately $7 million in severance payments had been made relating to business realignment charges and acquisition integration charges incurred during fiscal 2019, the remainder of which are expected to be paid by December 31, 2019. Severance payments relating to prior-year business realignment and acquisition integration actions are being made as required. Remaining severance payments related to current-year and prior-year business realignment actions of approximately $18 million are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment and acquisition integration actions described above, the timing and amount of which are not known at this time.

10. Equity

Changes in equity for the three months ended December 31, 2018 and 2017 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at September 30, 2018	$90,523	$503,052	$11,902,300	$(1,775,983)	$(4,618,512)	$5,726	$6,107,106
Net income			311,737			176	311,913
Other comprehensive income (loss)				(19,514)		55	(19,459)
Dividends paid ($0.76 per share)			(99,589)				(99,589)
Stock incentive plan activity		18,802			2,393		21,195
Shares purchased at cost					(500,000)		(500,000)
Balance at December 31, 2018	$90,523	$521,854	$12,114,448	$(1,795,497)	$(5,116,119)	$5,957	$5,821,166

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at September 30, 2017	$90,523	$528,956	$11,127,641	$(1,824,503)	$(4,397,677)	$5,719	$5,530,659
Net income			56,159			163	56,322
Other comprehensive income (loss)				56,775		(73)	56,702
Dividends paid ($0.66 per share)			(88,083)				(88,083)
Stock incentive plan activity		5,047			8,563		13,610
Shares purchased at cost					(50,000)		(50,000)
Balance at December 31, 2017	$90,523	$534,003	$11,095,717	$(1,767,728)	$(4,439,114)	$5,809	$5,519,210

Changes in equity for the six months ended December 31, 2018 and 2017 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2018	$90,523	$496,592	$11,625,975	$(1,763,086)	$(4,590,138)	$5,627	$5,865,493
Impact of adoption of accounting standards			1,483	(1,734)			(251)
Net income			687,448			364	687,812
Other comprehensive (loss)				(30,677)		(34)	(30,711)
Dividends paid ($1.52 per share)			(200,458)				(200,458)
Stock incentive plan activity		25,262			24,019		49,281
Shares purchased at cost					(550,000)		(550,000)
Balance at December 31, 2018	$90,523	$521,854	$12,114,448	$(1,795,497)	$(5,116,119)	$5,957	$5,821,166

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2017	$90,523	$543,879	$10,930,348	$(1,924,204)	$(4,378,897)	$5,697	$5,267,346
Net income			341,556			301	341,857
Other comprehensive income (loss)				156,476		(160)	156,316
Dividends paid ($1.32 per share)			(176,187)				(176,187)
Stock incentive plan activity		(9,876)			39,783		29,907
Acquisition activity						(29)	(29)
Shares purchased at cost					(100,000)		(100,000)
Balance at December 31, 2017	$90,523	$534,003	$11,095,717	$(1,767,728)	$(4,439,114)	$5,809	$5,519,210

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the six months ended December 31, 2018 and 2017 are as follows:

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2018	$(943,477)	$(819,609)	$(1,763,086)
Impact of adoption of ASU 2016-01	(1,734)	—	(1,734)
Other comprehensive loss before reclassifications	(82,655)	—	(82,655)
Amounts reclassified from accumulated other comprehensive (loss)	3,578	48,400	51,978
Balance at December 31, 2018	$(1,024,288)	$(771,209)	$(1,795,497)

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2017	$(925,342)	$(998,862)	$(1,924,204)
Other comprehensive income before reclassifications	101,429	—	101,429
Amounts reclassified from accumulated other comprehensive (loss)	—	55,047	55,047
Balance at December 31, 2017	$(823,913)	$(943,815)	$(1,767,728)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three and six months ended December 31, 2018 and 2017 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Six Months Ended
	December 31, 2018	December 31, 2018
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,652)	$(3,293)	Other (income) expense, net
Recognized actuarial loss	(30,696)	(59,993)	Other (income) expense, net
Total before tax	(32,348)	(63,286)
Tax benefit	7,821	14,886
Net of tax	$(24,527)	$(48,400)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Six Months Ended
	December 31, 2017	December 31, 2017
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,545)	$(3,683)	Other (income) expense, net
Recognized actuarial loss	(35,929)	(74,960)	Other (income) expense, net
Total before tax	(37,474)	(78,643)
Tax benefit	9,162	23,596
Net of tax	$(28,312)	$(55,047)

11. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the six months ended December 31, 2018 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2018	$5,405,771	$98,649	$5,504,420
Acquisition	2,940	—	2,940
Foreign currency translation and other	(44,799)	(6)	(44,805)
Balance at December 31, 2018	$5,363,912	$98,643	$5,462,555
The acquisition line represents the goodwill allocation during the measurement period subsequent to the applicable acquisition date.
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	December 31, 2018		June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$261,548	$123,194	$265,423	$117,440
Trademarks	542,931	238,962	546,905	227,580
Customer lists and other	2,440,534	999,032	2,482,079	933,867
Total	$3,245,013	$1,361,188	$3,294,407	$1,278,887
Total intangible amortization expense for the six months ended December 31, 2018 was $105,090. The estimated amortization expense for the five years ending June 30, 2019 through 2023 is $196,130, $185,468, $180,870, $175,010 and $167,513, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred during the six months ended December 31, 2018.

12. Retirement benefits
Net pension benefit cost recognized included the following components:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Service cost	$17,983	$18,242	$38,492	$41,300
Interest cost	40,551	36,138	80,417	71,824
Expected return on plan assets	(62,701)	(65,350)	(125,578)	(128,526)
Amortization of prior service cost	1,677	1,511	3,325	3,615
Amortization of net actuarial loss	30,692	35,468	59,985	74,150
Amortization of initial net obligation	4	5	9	10
Net pension benefit cost	$28,206	$26,014	$56,650	$62,373
During the three months ended December 31, 2018 and 2017, the Company recognized $631 and $1,091, respectively, in expense related to other postretirement benefits. During the six months ended December 31, 2018 and 2017, the Company recognized $1,281 and $2,180, respectively, in expense related to other postretirement benefits. Components of net pension benefit cost and other postretirement benefit cost, other than service cost, are included in other (income) expense, net in the Consolidated Statement of Income.
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
The Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) 118, which provided guidance on accounting for the tax effects of the TCJ Act. SAB 118 provided a measurement period that should not extend beyond one year from the TCJ Act's enactment date for companies to complete the applicable accounting under Topic 740. In accordance with SAB 118, and based on the information available, the Company recorded additional tax expense of $14,485 related to the estimated one-time transition tax during the three months ended December 31, 2018. This adjustment is a result of the Company's analysis of related proposed regulations that were issued subsequent to the recording of the previous provisional amount. The company now considers its provisional accounting for the effects of the TCJ Act, which includes the remeasurement of deferred tax balances and related valuation allowances, the one-time transition tax and the repatriation of undistributed foreign earnings, as being complete and as meeting the recognition guidance under Topic 740. The Company is in the process of evaluating the final transition tax regulations that were published on January 16, 2019.
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
As of December 31, 2018, the Company had gross unrecognized tax benefits of $146,632, all of which, if recognized, would affect the effective tax rate. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, is $23,411. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $110,000 as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.

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

Gross unrealized gains and losses related to both equity investments and available-for-sale debt securities were not material as of December 31, 2018 and June 30, 2018. There were no facts or circumstances that indicated the unrealized losses were other than temporary.

The contractual maturities of available-for-sale debt securities were predominantly one to three years at December 31, 2018 and June 30, 2018. Actual maturities of available-for-sale debt securities may differ from their contractual maturities as the Company has the ability to liquidate the available-for-sale debt securities after giving appropriate notice to the issuer.

The carrying value of long-term debt and estimated fair value of long-term debt are as follows:

	December 31, 2018	June 30, 2018
Carrying value of long-term debt	$4,343,138	$4,460,402
Estimated fair value of long-term debt	4,383,759	4,548,796
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
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	December 31, 2018	June 30, 2018
Net investment hedges
Cross-currency swap contracts	Other assets	$17,126	$7,614
Cash flow hedges
Costless collar contracts	Non-trade and notes receivable	278	932
Costless collar contracts	Other accrued liabilities	4,553	236

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
Gains or losses on derivative financial instruments that were recorded in the Consolidated Statement of Income for the three and six months ended December 31, 2018 and 2017 were not material.

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Cross-currency swap contracts	$5,700	$(2,725)	$7,619	$(9,298)
Foreign denominated debt	7,144	(10,893)	11,271	(27,727)
There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor was any portion of these financial instruments excluded from the effectiveness testing, during the six months ended December 31, 2018 and 2017.

A summary of financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2018 and June 30, 2018 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$12,988	$12,988	$—	$—
Corporate bonds	4,859	4,859	—	—
Asset-backed and mortgage-backed securities	6,046	—	6,046	—
Derivatives	21,377	—	21,377	—
Investments measured at net asset value	7,064
Liabilities:
Derivatives	15,856	—	15,856	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$2,956	$2,956	$—	$—
Corporate bonds	5,331	5,331	—	—
Asset-backed and mortgage-backed securities	3,911	—	3,911	—
Derivatives	14,110	—	14,110	—
Investments measured at net asset value	7,208
Liabilities:
Derivatives	5,315	—	5,315	—
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

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2018
AND COMPARABLE PERIODS ENDED DECEMBER 31, 2017
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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	December 31, 2018	June 30, 2018	December 31, 2017
United States	54.1	60.2	59.7
Eurozone countries	51.4	54.9	60.6
China	49.7	51.0	51.5
Brazil	52.6	49.8	52.4
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
Housing starts in November 2018 were approximately five percent higher than housing starts in December 2017 and approximately seven percent higher than housing starts in June 2018. United States Census Bureau housing starts data for November 2018 was used as the December 2018 data was unavailable.

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
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2018	2017	2018	2017
Net sales	$3,472.0	$3,370.7	$6,951.3	$6,735.3
Gross profit margin	25.0%	23.9%	25.2%	24.5%
Selling, general and administrative expenses	$397.3	$408.3	$791.6	$805.3
Selling, general and administrative expenses, as a percent of sales	11.4%	12.1%	11.4%	12.0%
Interest expense	$47.5	$53.1	$91.9	$106.7
Other (income) expense, net	$(6.2)	$(15.5)	$(20.1)	$1.0
Effective tax rate	27.7%	84.4%	22.8%	53.5%
Net income	$311.9	$56.3	$687.8	$341.9
Net income, as a percent of sales	9.0%	1.7%	9.9%	5.1%

Net sales for the current-year quarter and first six months of fiscal 2019 increased compared to the comparable prior-year periods primarily due to higher sales in the Diversified Industrial North American businesses and the Aerospace Systems Segment. The effect of currency rate changes decreased net sales by approximately $73 million in the current-year quarter ($67 million of which was attributable to the Diversified Industrial International businesses) and $130 million for the first six months of fiscal 2019 ($118 million of which was attributable to the Diversified Industrial International businesses).
Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased in the current-year quarter and the first six months of fiscal 2019 primarily due to higher margins in the Aerospace Systems Segment driven by increased aftermarket and original equipment manufacturer (OEM) volume and profitability. Diversified Industrial Segment margins remained relatively flat for the current-year quarter and first six months of fiscal 2019. Cost of sales for the current-year quarter and prior-year quarter also included business realignment charges and acquisition integration costs of $3.7 million and $13.7 million, respectively, and $8.1 million and $22.8 million for the first six months of fiscal 2019 and 2018, respectively.

Selling, general and administrative expenses decreased for the current-year quarter and the first six months of fiscal 2019 primarily due to the benefits from prior-year restructuring activities and the Company's simplification initiative. These benefits were partially offset by higher net expense associated with the Company's deferred compensation programs due to unfavorable market fluctuations related to investments associated with these programs more than offsetting favorable changes in the related liabilities. Selling, general and administrative expenses for the current-year quarter and prior-year quarter also included business realignment charges and acquisition integration costs of $3.7 million and $11.7 million, respectively, and $7.9 million and $16.6 million for the first six months of fiscal 2019 and 2018, respectively.
Interest expense for the current-year quarter and first six months of fiscal 2019 decreased from the comparable prior-year periods due to lower average debt outstanding.
Other (income) expense, net included the following:

(dollars in millions)	Three Months Ended December 31,		Six Months Ended December 31,
Expense (income)	2018	2017	2018	2017
Income related to equity method investments	$(23.0)	$(11.5)	$(45.8)	$(18.5)
Non-service components of retirement benefit cost	10.8	8.7	19.3	23.0
Divestitures and asset sales and writedowns	5.4	(26.0)	4.5	(26.2)
Sale and writedown of investments	—	20.0	—	33.8
Other items, net	0.6	(6.7)	1.9	(11.1)
	$(6.2)	$(15.5)	$(20.1)	$1.0

Effective tax rate for the current-year quarter and the first six months of fiscal 2019 was lower than the comparable prior-year periods primarily due to a net decrease in discrete tax costs resulting from the enactment of the U.S Tax Cuts and Jobs Act (TCJ Act) that were recorded in the prior year periods. The Company expects the fiscal 2019 effective tax rate will be approximately 23.5 percent.
RESULTS BY BUSINESS SEGMENT
Diversified Industrial Segment

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2018	2017	2018	2017
Net sales
North America	$1,632.1	$1,565.4	$3,313.1	$3,160.1
International	1,223.7	1,255.6	2,457.4	2,494.3
Operating income
North America	257.8	225.8	532.9	481.8
International	$189.1	$164.8	$395.2	$356.6
Operating margin
North America	15.8%	14.4%	16.1%	15.2%
International	15.5%	13.1%	16.1%	14.3%
Backlog	$2,161.2	$2,140.9	$2,161.2	$2,140.9

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period versus the comparable prior-year period:

	Period Ending December 31, 2018
	Three Months	Six Months
Diversified Industrial North America – as reported	4.3%	4.8%
Divestitures	(0.4)%	(0.4)%
Currency	(0.3)%	(0.4)%
Diversified Industrial North America – without divestitures and currency	5.0%	5.6%

Diversified Industrial International – as reported	(2.5)%	(1.5)%
Divestitures	(0.8)%	(0.9)%
Currency	(5.3)%	(4.7)%
Diversified Industrial International – without divestitures and currency	3.6%	4.1%

Total Diversified Industrial Segment – as reported	1.2%	2.1%
Divestitures	(0.6)%	(0.6)%
Currency	(2.6)%	(2.3)%
Total Diversified Industrial Segment – without divestitures and currency	4.4%	5.0%
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
Excluding the effects of divestitures and changes in currency exchange rates, Diversified Industrial North American sales increased for the current-year quarter and first six months of fiscal 2019 primarily due to higher demand from distributors and end-users in the heavy-duty truck, engines, construction equipment, cars and light truck, farm and agricultural equipment, refrigeration and general industrial machinery markets, partially offset by lower demand from end users in the semiconductor, machine tool, oil and gas and power generation markets.
Excluding the effects of divestitures and changes in currency exchange rates, Diversified Industrial International sales for the current-year quarter and first six months of fiscal 2019 increased primarily due to higher demand from distributors and end users in the mobile markets. The increase in sales for the current year quarter is primarily due to a 45 percent increase in both Europe and the Asia Pacific region. The Asia Pacific region accounted for 50 percent of the increase in sales for the first six months of fiscal 2019, while Europe and Latin America contributed 30 percent and 20 percent, respectively. Within the Asia Pacific region, the increase in sales in the current-year quarter and first six months of fiscal 2019 was primarily experienced from distributors and end users in the construction equipment and oil and gas markets, partially offset by lower end-user demand in the general industrial machinery and semiconductor markets. Within Europe, distributors and end users in the construction equipment, heavy-duty truck, industrial trucks and material handling, and telecommunications markets experienced the largest increase in demand during both the current-year quarter and first six months of fiscal 2019, which was partially offset by lower end-user demand in the cars and light truck and general industrial machinery markets. The increase in sales in Latin America for the current-year quarter and first six months of fiscal 2019 was primarily due to higher demand from distributors and end users in the construction equipment and farm and agricultural equipment markets, partially offset by lower end-user demand in the industrial machinery market.
Operating margins in both the Diversified Industrial North American and International businesses for the current-year quarter and first six months of fiscal 2019 increased due to higher sales volume, lower operating expenses resulting from prior-year business realignment and acquisition integration activities and the Company's simplification initiative, and lower restructuring expenses in the current year. In both businesses these benefits were partially offset by increased manufacturing expenses associated with higher sales volume.

The following business realignment expenses and acquisition integration costs are included in Diversified Industrial North American and Diversified Industrial International operating income:

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2018	2017	2018	2017
Diversified Industrial North America	$3.8	$11.0	$8.5	$20.8
Diversified Industrial International	3.6	13.7	7.4	17.2

The business realignment charges primarily consist of severance costs related to actions taken under the Company's simplification initiative implemented by operating units throughout the world as well as plant closures. The majority of the Diversified Industrial International business realignment charges were incurred in Europe. The Company anticipates that cost savings realized from the work force reduction measures taken in the first six months of fiscal 2019 will not materially impact operating income in fiscal 2019 or fiscal 2020. Acquisition integration costs primarily relate to the integration of the fiscal 2017 acquisition of CLARCOR Inc. and are primarily incurred in the Diversified Industrial North American businesses. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Diversified Industrial Segment. Such actions are expected to result in approximately $19 million of additional business realignment charges and acquisition integration costs in the remainder of fiscal 2019.
Diversified Industrial Segment backlog as of December 31, 2018 increased slightly from the prior-year quarter primarily due to orders exceeding shipments in the Diversified Industrial North American businesses, partially offset by shipments exceeding orders in the Diversified Industrial International businesses. Within the International businesses, backlog in Europe represented 95 percent of the decrease from the prior-year quarter.
As of December 31, 2018, Diversified Industrial Segment backlog remained relatively flat compared to the June 30, 2018 amount of $2,167.2 million due to orders exceeding shipments in the International businesses offset by shipments exceeding orders in the North American businesses. Within the International businesses, orders exceeding shipments in Europe and Latin America were partially offset by shipments exceeding orders in the Asia Pacific region.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
The Company anticipates Diversified Industrial North American sales for fiscal 2019 will increase between 1.4 percent and 3.9 percent from their fiscal 2018 level, and Diversified Industrial International sales for fiscal 2019 will decrease between 4.9 percent and 2.5 percent from their fiscal 2018 level. Diversified Industrial North American operating margins in fiscal 2019 are expected to range from 16.6 percent to 17.2 percent, and Diversified Industrial International operating margins in fiscal 2019 are expected to range from 15.7 percent to 16.1 percent.
Aerospace Systems Segment

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in millions)	2018	2017	2018	2017
Net sales	$616.3	$549.7	$1,180.8	$1,080.9
Operating income	$121.5	$87.1	$231.3	$164.6
Operating margin	19.7%	15.9%	19.6%	15.2%
Backlog	$2,047.9	$1,820.9	$2,047.9	$1,820.9
The increase in net sales in the Aerospace Systems Segment for the current-year quarter and first six months of fiscal 2019 was primarily due to higher volume in the commercial and military aftermarket businesses as well as the commercial and military OEM businesses. The higher operating margin for the current-year quarter and first six months was primarily due to higher aftermarket and OEM volume and profitability, higher joint venture earnings, lower engineering and development costs, and lower operating costs. Operating margins in the first six months of fiscal 2019 also benefited from the absence of unfavorable contract settlements that occurred in the comparable prior-year period.

The increase in backlog from the prior-year quarter is due to orders exceeding shipments within the commercial and military OEM and commercial and military aftermarket businesses. The increase in backlog from the June 30, 2018 amount of $1,954.0 million is primarily due to orders exceeding shipments within the military OEM and commercial and military aftermarket businesses, partially offset by shipments exceeding orders in the commercial OEM business. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
For fiscal 2019, sales are expected to increase between 4.5 percent and 6.6 percent from the fiscal 2018 level and operating margins are expected to range from 18.9 percent to 19.3 percent. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.
Corporate general and administrative expenses
Corporate general and administrative expenses were $63.9 million in the current-year quarter compared to $46.9 million in the comparable prior-year quarter and were $114.2 million for the first six months of fiscal 2019 compared to $88.3 million for the first six months of fiscal 2018. As a percent of sales, corporate general and administrative expenses were 1.8 percent and 1.4 percent in the current-year and prior-year quarter, respectively. During the first six months of fiscal 2019 and 2018, Corporate general and administrative expenses were 1.6 percent and 1.3 percent of sales, respectively. Corporate general and administrative expenses increased during the current-year quarter and first six months of fiscal 2019 from the respective prior-year periods primarily due to unfavorable market fluctuations related to investments associated with the Company's deferred compensation program more than offsetting favorable changes in the related liabilities.

Other expense (in the Results By Business Segment) included the following:

(dollars in millions)	Three Months Ended December 31,		Six Months Ended December 31,
Expense (income)	2018	2017	2018	2017
Foreign currency transaction	$(1.0)	$9.0	$2.5	$12.6
Stock-based compensation	8.2	9.5	36.7	35.4
Pensions	4.9	4.4	10.2	12.9
Divestitures and asset sales and writedowns	5.4	(26.0)	4.5	(26.2)
Sale and writedown of investments	—	20.0	—	33.8
Other items, net	8.3	0.6	8.5	5.0
	$25.8	$17.5	$62.4	$73.5
Foreign currency transaction primarily relates to the impact of changes in foreign exchange rates on cash, marketable securities and other investments and intercompany transactions.

CONSOLIDATED BALANCE SHEET

(dollars in millions)	December 31, 2018	June 30, 2018
Cash	$1,078.3	$855.1
Trade accounts receivable, net	1,938.7	2,145.5
Inventories	1,804.6	1,621.3
Shareholders’ equity	5,815.2	5,859.9
Working capital	1,825.8	1,887.8
Current ratio	1.52	1.59
Cash (comprised of cash and cash equivalents and marketable securities and other investments) includes $994 million and $836 million held by the Company's foreign subsidiaries at December 31, 2018 and June 30, 2018, respectively. As a result of the TCJ Act, the prior worldwide tax system was replaced by a territorial tax system, which generally allows companies to repatriate future foreign source earnings without incurring additional U.S. federal taxes. However, other U.S. or foreign taxes may be incurred should cash be distributed between the Company's subsidiaries. The Company has determined it will no longer permanently reinvest certain foreign earnings. All other undistributed foreign earnings remain permanently reinvested.

Trade accounts receivable, net are receivables due from customers for sales of product. Days sales outstanding relating to trade accounts receivable was 52 days at December 31, 2018, and 51 days at June 30, 2018. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.
Inventories as of December 31, 2018 increased $183 million due to an increase in inventories in both the Diversified Industrial and Aerospace Systems Segments, partially offset by a decrease of $13 million related to the effect of foreign currency translation. Within the Diversified Industrial Segment, approximately 65 percent of the increase in inventories occurred in the Diversified Industrial North American businesses, and approximately 35 percent of the increase occurred in the Diversified Industrial International businesses. Days supply of inventory was 77 days at December 31, 2018, 64 days at June 30, 2018 and 78 days at December 31, 2017.
Shareholders’ equity activity during the first six months of fiscal 2019 included a decrease of approximately $550 million as a result of share repurchases and a decrease of approximately $79 million as a result of foreign currency translation.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended December 31,
(dollars in millions)	2018	2017
Cash provided by (used in):
Operating activities	$541.0	$456.8
Investing activities	(31.3)	(141.8)
Financing activities	(260.0)	(182.8)
Effect of exchange rates	(24.5)	7.8
Net increase in cash and cash equivalents	$225.2	$140.0

Cash flows from operating activities for the first six months of fiscal 2019 was higher than the first six months of fiscal 2018 primarily due to an increase in net income and cash provided by working capital items, partially offset by a $200 million discretionary cash contribution to the Company's domestic qualified defined benefit plan. The Company continues to focus on managing its inventory and other working capital requirements.
Cash flows from investing activities includes net maturities (purchases) of marketable securities and other investments of $12 million and $(66) million in the first six months of fiscal 2019 and 2018, respectively. Cash flows from investing activities also includes $94 million of capital expenditures during the first six months of fiscal 2019 compared to $145 million of capital expenditures during first six months of fiscal 2018.
Cash flows from financing activities for the first six months of fiscal 2019 includes net commercial paper borrowings of $606 million compared to net borrowings of $139 million in the first six months of fiscal 2018. During the first six months of fiscal 2019, the Company also repaid $100 million of long-term debt. Cash flows from financing activities includes repurchase activity under the Company's share repurchase program. The Company repurchased 3.3 million common shares for $550 million in the first six months of fiscal 2019 compared to the repurchase of 0.6 million common shares for $100 million in the first six months of fiscal 2018.
The Company’s goal is to have no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. In periods following significant capital deployment, including for share repurchases or acquisitions, certain of the ratings assigned to the Company's senior debt may be, and at December 31, 2018 was, lower than the stated goal. The Company does not presently believe that its ability to borrow funds in the future at desirable tenors and affordable interest rates will be impacted if certain of its ratings are temporarily below an "A" level at the time of such borrowings. At December 31, 2018, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	A-
Moody's Investor Services, Inc.	Baa1
Standard & Poor's	A

At December 31, 2018, the Company had a line of credit totaling $2,000 million through a multi-currency revolving credit agreement with a group of banks, $859 million of which was available. The credit agreement expires in October 2021; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which may increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
As of December 31, 2018, the Company was authorized to sell up to $2,000 million of short-term commercial paper notes. As of December 31, 2018, $1,141 million of commercial paper notes were outstanding, and the largest amount of commercial paper notes outstanding during the current-year quarter was $1,233 million.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at December 31, 2018, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed .60 to 1.0. At December 31, 2018, the Company's debt to debt-shareholders' equity ratio was .49 to 1.0. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

FORWARD-LOOKING STATEMENTS
Forward-looking statements contained in this and other written and oral reports are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. These statements may be identified from the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “should,” “could,” “potential,” “continues,” “plans,” “forecasts,” “estimates,” “projects,” “predicts,” “would,” “intends,” “anticipates,” “expects,” “targets,” “is likely,” “will,” or the negative of these terms and similar expressions, and include all statements regarding future performance, earnings projections, events or developments. It is possible that the future performance and earnings projections of the Company, including its individual segments, may differ materially from current expectations, depending on economic conditions within its mobile, industrial and aerospace markets, and the Company’s ability to maintain and achieve anticipated benefits associated with announced realignment activities, strategic initiatives to improve operating margins, actions taken to combat the effects of the current economic environment, and growth, innovation and global diversification initiatives. Additionally, the actual impact of the TCJ Act on future performance and earnings projections may change based on subsequent judicial or regulatory interpretations of the TCJ Act that impact the Company's tax calculations. A change in the economic conditions in individual markets may have a particularly volatile effect on segment performance.
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

•	ability to implement successfully capital allocation initiatives, including timing, price and execution of share repurchases;

•	availability, limitations or cost increases of raw materials, component products and/or commodities that cannot be recovered in product pricing;

•	ability to manage costs related to insurance and employee retirement and health care benefits;

•	compliance costs associated with environmental laws and regulations;

•	potential labor disruptions;

•	threats associated with and efforts to combat terrorism and cyber-security risks;

•	uncertainties surrounding the ultimate resolution of outstanding legal proceedings, including the outcome of any appeals;

•	global competitive market conditions, including global reactions to U.S. trade policies, and resulting effects on sales and pricing; and

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective.

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION
PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2018 through October 31, 2018	107,400	$167.35	107,400	15,200,752
November 1, 2018 through November 30, 2018	2,801,208	$166.53	2,801,208	12,399,544
December 1, 2018 through December 31, 2018	99,904	$155.00	99,904	12,299,640
Total:	3,008,512		3,008,512

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

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

3(a)	Regulations, Amended and Restated as of January 24, 2019.*

10(a)	Form of 2017 Parker-Hannifin Corporation Restricted Stock Unit Award Agreement.*

10(b)	Form of 2017 Parker-Hannifin Corporation Restricted Stock Unit Award Agreement.*

10(c)	Form of 2017 Parker-Hannifin Corporation Restricted Stock Unit Terms and Conditions for Awards Granted.*

10(d)	Form of 2018 Parker-Hannifin Corporation Stock Appreciation Rights Award Agreement.*

10(e)	2018 Parker-Hannifin Corporation Stock Appreciation Rights Terms and Conditions.*

10(f)	Form of Notice of Award under the Parker-Hannifin Corporation Long-Term 1ncentive Plan Under the Performance Bonus Plan, as Amended and Restated, effective as of January 1, 2019.*

10(g)	Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan, as Amended and Restated, effective as of January 1, 2019.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended December 31, 2018 and 2017, (ii) Consolidated Statement of Income for the six months ended December 31, 2018 and 2017, (iii) Consolidated Statement of Comprehensive Income for the three months ended December 31, 2018 and 2017, (iv) Consolidated Statement of Comprehensive Income for the six months ended December 31, 2018 and 2017, (v) Consolidated Balance Sheet at December 31, 2018 and June 30, 2018, (vi) Consolidated Statement of Cash Flows for the six months ended December 31, 2018 and 2017, and (vii) Notes to Consolidated Financial Statements for the six months ended December 31, 2018.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Catherine A. Suever
Catherine A. Suever
Executive Vice President - Finance & Administration and
Chief Financial Officer

Date:	February 7, 2019