Form 10-Q
period 2019-03-31
PARKER HANNIFIN CORP
filed 2019-05-09
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Shares, $.50 par value	PH	New York Stock Exchange
Number of Common Shares outstanding at March 31, 2019: 128,285,393

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net sales	$3,687,518	$3,749,591	$10,638,857	$10,484,915
Cost of sales	2,766,744	2,819,804	7,963,906	7,907,547
Selling, general and administrative expenses	360,865	416,457	1,152,446	1,221,779
Interest expense	48,209	54,145	140,066	160,833
Other (income), net	(17,500)	(10,642)	(37,638)	(9,594)
Income before income taxes	529,200	469,827	1,420,077	1,204,350
Income taxes	117,819	103,697	320,884	496,363
Net income	411,381	366,130	1,099,193	707,987
Less: Noncontrolling interest in subsidiaries' earnings	133	141	497	442
Net income attributable to common shareholders	$411,248	$365,989	$1,098,696	$707,545

Earnings per share attributable to common shareholders:
Basic	$3.20	$2.75	$8.42	$5.32
Diluted	$3.14	$2.70	$8.29	$5.22
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net income	$411,381	$366,130	$1,099,193	$707,987
Less: Noncontrolling interests in subsidiaries' earnings	133	141	497	442
Net income attributable to common shareholders	411,248	365,989	1,098,696	707,545

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment and other	42,812	93,567	(36,299)	194,836
Retirement benefits plan activity	23,814	25,218	72,214	80,266
Other comprehensive income	66,626	118,785	35,915	275,102
Less: Other comprehensive income (loss) for noncontrolling interests	44	95	10	(64)
Other comprehensive income attributable to common shareholders	66,582	118,690	35,905	275,166
Total comprehensive income attributable to common shareholders	$477,830	$484,679	$1,134,601	$982,711
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(Unaudited)

	March 31, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,098,729	$822,137
Marketable securities and other investments	70,190	32,995
Trade accounts receivable, net	2,117,103	2,145,517
Non-trade and notes receivable	317,412	328,399
Inventories	1,755,991	1,621,304
Prepaid expenses and other	178,366	134,886
Total current assets	5,537,791	5,085,238
Plant and equipment	5,188,958	5,215,253
Less: Accumulated depreciation	3,409,066	3,359,016
Plant and equipment, net	1,779,892	1,856,237
Deferred income taxes	96,463	57,623
Investments and other assets	769,391	801,049
Intangible assets, net	1,834,433	2,015,520
Goodwill	5,459,965	5,504,420
Total assets	$15,477,935	$15,320,087
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$1,017,278	$638,466
Accounts payable, trade	1,423,659	1,430,306
Accrued payrolls and other compensation	381,754	427,500
Accrued domestic and foreign taxes	186,113	198,878
Other accrued liabilities	540,146	502,333
Total current liabilities	3,548,950	3,197,483
Long-term debt	4,284,235	4,318,559
Pensions and other postretirement benefits	895,197	1,177,605
Deferred income taxes	277,212	234,858
Other liabilities	456,293	526,089
Total liabilities	9,461,887	9,454,594
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at March 31 and June 30	90,523	90,523
Additional capital	529,143	496,592
Retained earnings	12,427,212	11,625,975
Accumulated other comprehensive (loss)	(1,728,915)	(1,763,086)
Treasury shares, at cost; 52,760,735 shares at March 31 and 48,632,105 shares at June 30	(5,307,985)	(4,590,138)
Total shareholders’ equity	6,009,978	5,859,866
Noncontrolling interests	6,070	5,627
Total equity	6,016,048	5,865,493
Total liabilities and equity	$15,477,935	$15,320,087
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,099,193	$707,987
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	170,631	179,412
Amortization	160,170	171,904
Share incentive plan compensation	84,525	89,571
Deferred income tax expense (benefit)	33,279	(89,032)
Foreign currency transaction loss	5,054	16,544
Loss (gain) on plant and equipment and intangible assets	3,993	(26,767)
Loss on sale of businesses	623	—
Loss (gain) on marketable securities	4,487	(1)
(Gain) loss on investments	(4,175)	33,759
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	8,144	(225,447)
Inventories	(132,137)	(144,669)
Prepaid expenses	(29,990)	(43,202)
Other assets	(12,579)	(24,879)
Accounts payable, trade	(949)	40,688
Accrued payrolls and other compensation	(41,163)	(50,761)
Accrued domestic and foreign taxes	(10,911)	19,928
Other accrued liabilities	7,235	(10,594)
Pensions and other postretirement benefits	(180,893)	41,097
Other liabilities	(71,940)	215,700
Net cash provided by operating activities	1,092,597	901,238
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash acquired of $690 in 2019)	(2,042)	—
Capital expenditures	(145,071)	(194,307)
Proceeds from sale of plant and equipment	37,158	64,203
Proceeds from sale of businesses	19,540	—
Purchases of marketable securities and other investments	(51,736)	(78,488)
Maturities and sales of marketable securities and other investments	25,103	20,260
Other	953	8,937
Net cash (used in) investing activities	(116,095)	(179,395)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,089	3,624
Payments for common shares	(770,909)	(202,985)
Proceeds from (payments for) notes payable, net	478,952	(53,923)
Proceeds from long-term borrowings	1	1,602
Payments for long-term borrowings	(100,311)	(19,514)
Dividends	(299,006)	(264,332)
Net cash (used in) financing activities	(690,184)	(535,528)
Effect of exchange rate changes on cash	(9,726)	18,328
Net increase in cash and cash equivalents	276,592	204,643
Cash and cash equivalents at beginning of year	822,137	884,886
Cash and cash equivalents at end of period	$1,098,729	$1,089,529
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net sales
Diversified Industrial:
North America	$1,750,554	$1,761,845	$5,063,657	$4,921,952
International	1,284,866	1,389,332	3,742,311	3,883,675
Aerospace Systems	652,098	598,414	1,832,889	1,679,288
Total net sales	$3,687,518	$3,749,591	$10,638,857	$10,484,915
Segment operating income
Diversified Industrial:
North America	$287,526	$280,694	$820,411	$762,528
International	208,707	205,251	603,886	561,848
Aerospace Systems	134,789	106,653	366,107	271,235
Total segment operating income	631,022	592,598	1,790,404	1,595,611
Corporate general and administrative expenses	32,802	54,138	147,017	142,430
Income before interest expense and other expense	598,220	538,460	1,643,387	1,453,181
Interest expense	48,209	54,145	140,066	160,833
Other expense	20,811	14,488	83,244	87,998
Income before income taxes	$529,200	$469,827	$1,420,077	$1,204,350

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2019, the results of operations for the three and nine months ended March 31, 2019 and 2018 and cash flows for the nine months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2018 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior-year amounts have been reclassified to conform to current-year presentation.
The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. On April 29, 2019, the Company announced that it had entered into a definitive agreement under which the Company will acquire LORD Corporation ("Lord") for approximately $3.7 billion in cash. The acquisition remains subject to certain closing conditions. The Company intends to pay for the Lord acquisition with new debt.

2. New accounting pronouncements
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-14, "Compensation--Retirement Benefits--Defined Benefit Plans--General." ASU 2018-14 aims to improve disclosure effectiveness by adding, removing or clarifying certain disclosure requirements related to defined benefit pension or other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company plans to adopt ASU 2018-14 during the fourth quarter of fiscal 2019 and does not expect it to have a material impact on its financial statements.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement." ASU 2018-13 aims to improve disclosure effectiveness by adding, modifying or removing certain disclosure requirements for both recurring and nonrecurring fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the ASU for any removed or modified disclosure. Adoption of additional disclosures may be delayed until their effective dates. The Company plans to adopt ASU 2018-13 during the fourth quarter of fiscal 2019 and does not expect it to have a material impact on its financial statements.
In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (TCJ Act) reduction of the U.S. federal corporate income tax rate. The amendments also require certain disclosures about stranded tax effects. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted in any period after the issuance of the update. The amendments in this update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJ Act is recognized. The Company plans to adopt ASU 2018-02 during the fourth quarter of fiscal 2019 and does not expect it to have a material impact on its financial statements.
In August 2017, the FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 provides targeted improvements to Topic 815 accounting for hedging activities by expanding an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. ASU 2017-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early application is permitted in any interim period after issuance of the update. ASU 2017-12 should be applied using a modified retrospective approach for cash flow and net investment hedge relationships that exist on the date of adoption and prospectively for presentation and disclosure requirements. The Company plans to adopt ASU 2017-12 during the fourth quarter of fiscal 2019 and does not expect it to have a material impact on its financial statements.

In March 2017, the FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 also provides that only the service cost component is eligible for capitalization, when applicable. ASU 2017-07 should be applied retrospectively for the income statement presentation of net periodic pension cost and net periodic postretirement benefit cost and prospectively, on or after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit cost. On July 1, 2018, the Company retrospectively adopted ASU 2017-07 and reclassified prior-year amounts using a practical expedient that permits the usage of amounts previously disclosed in the retirement benefits note. As a result, $5,204 and $4,138 of expense was reclassified from cost of sales and selling, general and administrative expenses, respectively, to other (income), net for the prior-year quarter. Expense of $19,409 and $12,950 was reclassified from cost of sales and selling, general and administrative expenses, respectively, to other (income), net for the first nine months of fiscal 2018.
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
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 requires lessees to put most leases with terms greater than 12 months on their balance sheet by recognizing a liability to make lease payments and an asset representing their right to use the asset during the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election, by class of underlying asset, not to recognize the corresponding assets and lease liabilities. Lessee recognition, measurement, and presentation of expenses and cash flows will not change significantly from existing guidance and lessor accounting is largely unchanged.  ASU 2016-02 also changes the definition of a lease and requires qualitative and quantitative disclosures that provide information about the amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.  Early adoption is permitted. Adoption of this ASU is planned for the beginning of the first quarter of fiscal 2020. The Company has developed a project plan to guide the implementation of ASU 2016-02. In addition, the Company is identifying and implementing appropriate changes to its business processes and controls to support the accounting and disclosure requirements under the new guidance. The Company continues to evaluate the impact that the adoption of this standard will have on the financial statements and expects to recognize a right-of-use asset and lease liability for its operating leases in the Consolidated Balance Sheet.
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

Diversified Industrial Segment revenues by technology platform:

	Three Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2019
Motion Systems	$899,948	$2,615,878
Flow and Process Control	1,105,176	3,181,440
Filtration and Engineered Materials	1,030,296	3,008,650
Total	$3,035,420	$8,805,968

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
Aerospace Systems Segment revenues by product platform:

	Three Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2019
Flight Control Actuation	$191,664	$544,270
Fuel and Inerting	165,642	466,950
Hydraulics	123,416	334,806
Engines	71,779	207,812
Fluid Conveyance	79,299	218,371
Other	20,298	60,680
Total	$652,098	$1,832,889

Total Company revenues by geographic region based on the Company's selling operation's location:

	Three Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2019
North America	$2,398,975	$6,893,872
Europe	786,123	2,226,983
Asia Pacific	458,122	1,385,736
Latin America	44,298	132,266
Total	$3,687,518	$10,638,857

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

Total contract assets and contract liabilities are as follows:

March 31, 2019
Contract assets, current (included within Prepaid expenses and other)	$25,529
Contract assets, noncurrent (included within Investments and other assets)	2,946
Total contract assets	28,475
Contract liabilities, current (included within Other accrued liabilities)	(72,159)
Contract liabilities, noncurrent (included within Other liabilities)	(417)
Total contract liabilities	(72,576)
Net contract (liabilities)	$(44,101)
During the nine months ended March 31, 2019, net contract liabilities increased $6 million from the July 1, 2018 net contract liabilities amount of $38 million. The increase in net contract liabilities was primarily due to advance payments from customers exceeding revenue recognized during the period. During the nine months ended March 31, 2019, approximately $35 million of revenue was recognized that was included in the contract liabilities at July 1, 2018.
Remaining performance obligations
The Company’s backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. The Company believes its backlog represents its unsatisfied or partially unsatisfied performance obligations. Backlog at March 31, 2019 was $4,241 million, of which approximately 90 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.
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

The adoption of ASU 2014-09 had an immaterial impact on the Company’s net sales, results of operations and financial position for the three and nine months ended March 31, 2019.

4. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Numerator:
Net income attributable to common shareholders	$411,248	$365,989	$1,098,696	$707,545
Denominator:
Basic - weighted average common shares	128,706,137	133,032,431	130,476,355	133,107,321
Increase in weighted average common shares from dilutive effect of equity-based awards	2,178,831	2,735,849	2,022,021	2,554,064
Diluted - weighted average common shares, assuming exercise of equity-based awards	130,884,968	135,768,280	132,498,376	135,661,385
Basic earnings per share	$3.20	$2.75	$8.42	$5.32
Diluted earnings per share	$3.14	$2.70	$8.29	$5.22
For the three months ended March 31, 2019 and 2018, 833,239 and 197,560 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended March 31, 2019 and 2018, 925,721 and 471,008 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

5. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. There is no expiration date for this program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. During the three months ended March 31, 2019, the Company repurchased 1,161,937 shares at an average price, including commissions, of $172.13 per share. During the nine months ended March 31, 2019, the Company repurchased 4,464,390 shares at an average price, including commissions, of $168.00 per share.

6. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor. Allowance for doubtful accounts was $8,554 and $9,672 at March 31, 2019 and June 30, 2018, respectively.

7. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2019	June 30, 2018
Notes receivable	$154,894	$149,254
Accounts receivable, other	162,518	179,145
Total	$317,412	$328,399

8. Inventories

The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2019	June 30, 2018
Finished products	$696,255	$673,323
Work in process	869,654	765,835
Raw materials	190,082	182,146
Total	$1,755,991	$1,621,304

9. Business realignment charges
The Company incurred business realignment charges and acquisition integration costs in fiscal 2019 and fiscal 2018. The acquisition integration costs relate to the fiscal 2017 acquisition of CLARCOR, Inc.
Business realignment charges and acquisition integration costs presented in the Business Segment Information are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Diversified Industrial	$4,599	$15,643	$20,539	$53,590
Aerospace Systems	—	1,815	—	3,270
Other expense	—	—	275	—
Work force reductions in connection with such business realignment charges and acquisition integration costs in the Business Segment Information are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Diversified Industrial	144	110	509	1,375
Aerospace Systems	—	65	—	121
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
The business realignment charges and acquisition integration costs are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Cost of sales	$2,804	$9,511	$10,872	$32,283
Selling, general and administrative expenses	1,795	7,723	9,667	24,353
Other (income), net	—	224	275	224
As of March 31, 2019, approximately $12 million in severance payments had been made relating to business realignment charges and acquisition integration charges incurred during fiscal 2019, the remainder of which are expected to be paid by March 31, 2020. Severance payments relating to prior-year business realignment and acquisition integration actions are being made as required. Remaining severance payments related to current-year and prior-year business realignment actions of approximately $11 million are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment and acquisition integration actions described above, the timing and amount of which are not known at this time.

10. Equity

Changes in equity for the three months ended March 31, 2019 and 2018 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$90,523	$521,854	$12,114,448	$(1,795,497)	$(5,116,119)	$5,957	$5,821,166
Net income			411,248			133	411,381
Other comprehensive income				66,582		44	66,626
Dividends paid ($0.76 per share)			(98,484)			(64)	(98,548)
Stock incentive plan activity		7,289			8,134		15,423
Shares purchased at cost					(200,000)		(200,000)
Balance at March 31, 2019	$90,523	$529,143	$12,427,212	$(1,728,915)	$(5,307,985)	$6,070	$6,016,048

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$90,523	$534,003	$11,095,717	$(1,767,728)	$(4,439,114)	$5,809	$5,519,210
Net income			365,989			141	366,130
Other comprehensive income				118,690		95	118,785
Dividends paid ($0.66 per share)			(88,030)			(115)	(88,145)
Stock incentive plan activity		(5,806)			16,109		10,303
Shares purchased at cost					(50,000)		(50,000)
Balance at March 31, 2018	$90,523	$528,197	$11,373,676	$(1,649,038)	$(4,473,005)	$5,930	$5,876,283

Changes in equity for the nine months ended March 31, 2019 and 2018 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2018	$90,523	$496,592	$11,625,975	$(1,763,086)	$(4,590,138)	$5,627	$5,865,493
Impact of adoption of accounting standards			1,483	(1,734)			(251)
Net income			1,098,696			497	1,099,193
Other comprehensive income				35,905		10	35,915
Dividends paid ($2.28 per share)			(298,942)			(64)	(299,006)
Stock incentive plan activity		32,551			32,153		64,704
Shares purchased at cost					(750,000)		(750,000)
Balance at March 31, 2019	$90,523	$529,143	$12,427,212	$(1,728,915)	$(5,307,985)	$6,070	$6,016,048

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2017	$90,523	$543,879	$10,930,348	$(1,924,204)	$(4,378,897)	$5,697	$5,267,346
Net income			707,545			442	707,987
Other comprehensive income (loss)				275,166		(64)	275,102
Dividends paid ($1.98 per share)			(264,217)			(115)	(264,332)
Stock incentive plan activity		(15,682)			55,892		40,210
Acquisition activity						(30)	(30)
Shares purchased at cost					(150,000)		(150,000)
Balance at March 31, 2018	$90,523	$528,197	$11,373,676	$(1,649,038)	$(4,473,005)	$5,930	$5,876,283

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the nine months ended March 31, 2019 and 2018 are as follows:

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2018	$(943,477)	$(819,609)	$(1,763,086)
Impact of adoption of ASU 2016-01	(1,734)	—	(1,734)
Other comprehensive loss before reclassifications	(39,887)	—	(39,887)
Amounts reclassified from accumulated other comprehensive (loss)	3,578	72,214	75,792
Balance at March 31, 2019	$(981,520)	$(747,395)	$(1,728,915)

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2017	$(925,342)	$(998,862)	$(1,924,204)
Other comprehensive income before reclassifications	194,900	—	194,900
Amounts reclassified from accumulated other comprehensive (loss)	—	80,266	80,266
Balance at March 31, 2018	$(730,442)	$(918,596)	$(1,649,038)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three and nine months ended March 31, 2019 and 2018 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2019
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,639)	$(4,932)	Other (income), net
Recognized actuarial loss	(29,763)	(89,756)	Other (income), net
Total before tax	(31,402)	(94,688)
Tax benefit	7,588	22,474
Net of tax	$(23,814)	$(72,214)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Nine Months Ended
	March 31, 2018	March 31, 2018
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,608)	$(5,291)	Other (income), net
Recognized actuarial loss	(35,606)	(110,566)	Other (income), net
Total before tax	(37,214)	(115,857)
Tax benefit	11,996	35,591
Net of tax	$(25,218)	$(80,266)

11. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the nine months ended March 31, 2019 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2018	$5,405,771	$98,649	$5,504,420
Acquisition	2,940	—	2,940
Foreign currency translation and other	(47,382)	(13)	(47,395)
Balance at March 31, 2019	$5,361,329	$98,636	$5,459,965
The acquisition line represents the goodwill allocation during the measurement period subsequent to the applicable acquisition date.
Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	March 31, 2019		June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$261,214	$126,495	$265,423	$117,440
Trademarks	542,643	245,339	546,905	227,580
Customer lists and other	2,440,856	1,038,446	2,482,079	933,867
Total	$3,244,713	$1,410,280	$3,294,407	$1,278,887
Total intangible amortization expense for the nine months ended March 31, 2019 was $156,527. The estimated amortization expense for the five years ending June 30, 2019 through 2023 is $196,201, $185,541, $180,945, $175,094 and $167,601, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred during the nine months ended March 31, 2019.

12. Retirement benefits
Net pension benefit cost recognized included the following components:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Service cost	$19,126	$20,711	$57,618	$62,011
Interest cost	40,124	36,027	120,541	107,851
Expected return on plan assets	(62,844)	(64,437)	(188,422)	(192,963)
Amortization of prior service cost	1,665	1,575	4,990	5,190
Amortization of net actuarial loss	29,988	36,278	89,973	110,428
Amortization of initial net obligation	4	4	13	14
Net pension benefit cost	$28,063	$30,158	$84,713	$92,531
During the three months ended March 31, 2019 and 2018, the Company recognized $114 and $(100), respectively, in expense (income) related to other postretirement benefits. During the nine months ended March 31, 2019 and 2018, the Company recognized $1,395 and $2,080, respectively, in expense related to other postretirement benefits. Components of net pension benefit cost and other postretirement benefit cost, other than service cost, are included in other (income), net in the Consolidated Statement of Income.
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
The Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) 118, which provided guidance on accounting for the tax effects of the TCJ Act. SAB 118 provided a measurement period that should not extend beyond one year from the TCJ Act's enactment date for companies to complete the applicable accounting under Topic 740. In accordance with SAB 118, and based on the information available, the Company recorded additional tax expense of $14,485 related to the estimated one-time transition tax during the three months ended December 31, 2018. This adjustment is a result of the Company's analysis of related proposed regulations that were issued subsequent to the recording of the previous provisional amount. The Company considers its provisional accounting for the effects of the TCJ Act, which includes the remeasurement of deferred tax balances and related valuation allowances, the one-time transition tax and the repatriation of undistributed foreign earnings, as being complete and as meeting the recognition guidance under Topic 740.
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
As of March 31, 2019, the Company had gross unrecognized tax benefits of $140,327, all of which, if recognized, would affect the effective tax rate. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, is $23,342. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $100,000 as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.

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

Gross unrealized gains and losses related to both equity investments and available-for-sale debt securities were not material as of March 31, 2019 and June 30, 2018. There were no facts or circumstances that indicated the unrealized losses were other than temporary.

There were no investments in available-for-sale debt securities at March 31, 2019. The contractual maturities of available-for-sale debt securities were predominantly one to three years at June 30, 2018. Actual maturities of available-for-sale debt securities may differ from their contractual maturities as the Company has the ability to liquidate the available-for-sale debt securities after giving appropriate notice to the issuer.

The carrying value of long-term debt and estimated fair value of long-term debt are as follows:

	March 31, 2019	June 30, 2018
Carrying value of long-term debt	$4,322,963	$4,460,402
Estimated fair value of long-term debt	4,524,008	4,548,796
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
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	March 31, 2019	June 30, 2018
Net investment hedges
Cross-currency swap contracts	Other assets	$25,396	$7,614
Cash flow hedges
Forward exchange contracts	Non-trade and notes receivable	11,621	5,564
Forward exchange contracts	Other accrued liabilities	4,942	5,079
Costless collar contracts	Non-trade and notes receivable	1,467	932
Costless collar contracts	Other accrued liabilities	2,906	236

The cross-currency swap, forward exchange contracts and costless collar contracts are reflected on a gross basis in the Consolidated Balance Sheet. The Company has not entered into any master netting arrangements.
Gains or losses on derivatives that are not hedges are adjusted to fair value through the cost of sales caption in the Consolidated Statement of Income. Gains or losses on derivatives that are hedges are adjusted to fair value through accumulated other comprehensive (loss) in the Consolidated Balance Sheet until the hedged item is recognized in earnings.
The cross-currency swap contracts have been designated as hedging instruments. The forward exchange and costless collar contracts have not been designated as hedging instruments and are considered to be economic hedges of forecasted transactions.
Net unrealized gains of $14 million related to forward exchange contracts were recorded in the Consolidated Statement of Income for the three months ended March 31, 2019. All other gains or losses on derivative financial instruments that were recorded in the Consolidated Statement of Income for the three and nine months ended March 31, 2019 and 2018 were not material.

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Cross-currency swap contracts	$6,748	$(13,374)	$14,367	$(22,672)
Foreign denominated debt	13,287	(15,423)	24,558	(43,150)

There was no ineffectiveness of the cross-currency swap contracts or foreign denominated debt, nor was any portion of these financial instruments excluded from the effectiveness testing, during the nine months ended March 31, 2019 and 2018.
A summary of financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2019 and June 30, 2018 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$14,388	$14,388	$—	$—
Derivatives	38,484	—	38,484	—
Investments measured at net asset value	9,601
Liabilities:
Derivatives	7,848	—	7,848	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$2,956	$2,956	$—	$—
Corporate bonds	5,331	5,331	—	—
Asset-backed and mortgage-backed securities	3,911	—	3,911	—
Derivatives	14,110	—	14,110	—
Investments measured at net asset value	7,208
Liabilities:
Derivatives	5,315	—	5,315	—
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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2019
AND COMPARABLE PERIODS ENDED MARCH 31, 2018
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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	March 31, 2019	June 30, 2018	March 31, 2018
United States	55.3	60.2	59.3
Eurozone countries	47.5	54.9	56.6
China	50.8	51.0	51.0
Brazil	52.8	49.8	53.4
Both global aircraft miles flown and available revenue passenger miles increased by approximately six percent from their comparable fiscal 2018 levels. The Company anticipates that U.S. Department of Defense spending with regard to appropriations and operations and maintenance for the U.S. Government’s fiscal 2019 will be approximately four percent higher than the comparable fiscal 2018 level.
Housing starts in March 2019 were approximately 14 percent lower than housing starts in March 2018 and approximately three percent lower than housing starts in June 2018.

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
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2019	2018	2019	2018
Net sales	$3,687.5	$3,749.6	$10,638.9	$10,484.9
Gross profit margin	25.0%	24.8%	25.1%	24.6%
Selling, general and administrative expenses	$360.9	$416.5	$1,152.4	$1,221.8
Selling, general and administrative expenses, as a percent of sales	9.8%	11.1%	10.8%	11.7%
Interest expense	$48.2	$54.1	$140.1	$160.8
Other (income), net	$(17.5)	$(10.6)	$(37.6)	$(9.6)
Effective tax rate	22.3%	22.1%	22.6%	41.2%
Net income	$411.4	$366.1	$1,099.2	$708.0
Net income, as a percent of sales	11.2%	9.8%	10.3%	6.8%

Net sales for the current-year quarter decreased compared to the prior-year quarter due to lower sales in the Diversified Industrial North American and International businesses, partially offset by higher sales in the Aerospace Systems Segment. Net sales for the first nine months of fiscal 2019 increased compared to the same prior-year period due to an increase in sales in the Aerospace Systems Segment. Diversified Industrial Segment net sales remained flat during the first nine months of fiscal 2019 as an increase in sales in the North American businesses was offset by a decrease in sales in the International businesses. The effect of currency rate changes decreased net sales by approximately $111 million in the current-year quarter ($105 million of which was attributable to the Diversified Industrial International businesses) and by $241 million in the first nine months of fiscal 2019 ($223 million of which was attributable to the Diversified Industrial International businesses).

Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased in the current-year quarter and the first nine months of fiscal 2019 primarily due to higher margins in the Aerospace Systems Segment driven by increased aftermarket and original equipment manufacturer (OEM) volume and profitability. Diversified Industrial Segment margins increased slightly in the current-year quarter and first nine months of fiscal 2019 primarily due to higher margins in the Diversified Industrial International businesses. Cost of sales for the current-year quarter and prior-year quarter also included business realignment charges and acquisition integration costs of $2.8 million and $9.5 million, respectively, and $10.9 million and $32.3 million for the first nine months of fiscal 2019 and 2018, respectively.
Selling, general and administrative expenses decreased during the current-year quarter and the first nine months of fiscal 2019 primarily due to the benefits from prior-year restructuring activities and the Company's simplification initiative, lower amortization expense and lower incentive compensation. Favorable market fluctuations related to investments associated with the Company's deferred compensation program, partially offset by unfavorable changes in the related liabilities, also contributed to lower expenses in the current-year quarter. However, the net impact of the market fluctuations related to these assets and liabilities increased expenses during the first nine months of fiscal 2019 compared to the same prior-year period. Selling, general and administrative expenses also included business realignment charges and acquisition integration costs of $1.8 million and $7.7 million for the current-year and prior-year quarter, respectively, and $9.7 million and $24.4 million for the first nine months of fiscal 2019 and 2018, respectively.
Interest expense for the current-year quarter and first nine months of fiscal 2019 decreased from the comparable prior-year periods due to lower average debt outstanding.
Other (income), net included the following:

(dollars in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
Expense (income)	2019	2018	2019	2018
Income related to equity method investments	$(21.8)	$(15.9)	$(67.6)	$(34.4)
Non-service components of retirement benefit cost	9.1	9.3	28.3	32.4
Divestitures and asset sales and writedowns	0.5	0.3	5.0	(25.9)
Sale and writedown of investments	—	—	—	33.8
Other items, net	(5.3)	(4.3)	(3.3)	(15.5)
	$(17.5)	$(10.6)	$(37.6)	$(9.6)

Effective tax rate for the current-year quarter was higher than the comparable prior-year quarter due an overall decrease in discrete tax benefits, partially offset by a reduced U.S. income tax rate resulting from the enactment of the U.S. Tax Cuts and Jobs Act (TCJ Act). The effective tax rate for the first nine months of fiscal 2019 was lower than the comparable prior-year period primarily due to a net decrease in discrete tax costs resulting from the enactment of the TCJ Act that were recorded in the prior-year period. The Company expects the fiscal 2019 effective tax rate will be approximately 23 percent.
RESULTS BY BUSINESS SEGMENT
Diversified Industrial Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2019	2018	2019	2018
Net sales
North America	$1,750.6	$1,761.8	$5,063.7	$4,922.0
International	1,284.9	1,389.3	3,742.3	3,883.7
Operating income
North America	287.5	280.7	820.4	762.5
International	$208.7	$205.3	$603.9	$561.8
Operating margin
North America	16.4%	15.9%	16.2%	15.5%
International	16.2%	14.8%	16.1%	14.5%
Backlog	$2,106.8	$2,285.8	$2,106.8	$2,285.8

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period versus the comparable prior-year period:

	Period Ending March 31, 2019
	Three Months	Nine Months
Diversified Industrial North America – as reported	(0.6)%	2.9%
Divestitures	(0.4)%	(0.4)%
Currency	(0.3)%	(0.3)%
Diversified Industrial North America – without divestitures and currency	0.1%	3.6%

Diversified Industrial International – as reported	(7.5)%	(3.6)%
Divestitures	(0.7)%	(0.8)%
Currency	(7.5)%	(5.7)%
Diversified Industrial International – without divestitures and currency	0.7%	2.9%

Total Diversified Industrial Segment – as reported	(3.7)%	—%
Divestitures	(0.5)%	(0.6)%
Currency	(3.5)%	(2.7)%
Total Diversified Industrial Segment – without divestitures and currency	0.3%	3.3%
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
Excluding the effects of divestitures and changes in currency exchange rates, Diversified Industrial North American sales remained flat for the current-year quarter primarily due to increased demand from end users in the heavy-duty truck, construction equipment, engines and refrigeration markets, offset by lower demand from distributors and end users in the oil and gas, marine, semiconductor and power generation markets. Diversified Industrial North American sales increased for the first nine months of fiscal 2019 primarily due to higher demand from distributors and end-users in the heavy-duty truck, engines, construction equipment and refrigeration markets, partially offset by lower demand from end users in the oil and gas, semiconductor, marine and power generation markets.
Excluding the effects of divestitures and changes in currency exchange rates, Diversified Industrial International sales for the current-year quarter and first nine months of fiscal 2019 increased primarily due to higher demand from distributors and end users in the mobile markets. Latin America accounted for approximately 60 percent of the increase in sales during the current-year quarter, while the Asia Pacific region and Europe contributed approximately 25 percent and 15 percent, respectively. The Asia Pacific region accounted for approximately 50 percent of the increase in sales for the first nine months of fiscal 2019, while Europe and Latin America each contributed approximately 30 percent and 20 percent, respectively.
Within the Asia Pacific region, the increase in sales in the current-year quarter was primarily experienced from end users in the construction equipment, engines, marine and oil and gas markets, partially offset by lower demand from distributors and end users in the semiconductor, cars and light truck and rubber and plastics markets. The increase in sales for the first nine months of fiscal 2019 was primarily driven by higher demand from distributors and end users in the construction equipment, oil and gas and refrigeration markets, partially offset by lower demand from end users in the semiconductor, cars and light truck and industrial machinery markets.
Within Europe, distributors and end users in the construction equipment, forestry, farm and agricultural equipment and telecommunications markets experienced the largest increase in demand during both the current-year quarter and first nine months of fiscal 2019, which was partially offset by lower end-user demand in the general industrial machinery, cars and light truck, oil and gas and machine tools markets.
The increase in sales in Latin America for the current-year quarter and first nine months of fiscal 2019 was primarily due to higher demand from distributors and end users in the heavy-duty truck and farm and agricultural equipment markets, partially offset by lower end-user demand in the industrial machinery and power generation markets.

Operating margins in both the Diversified Industrial North American and International businesses for the current-year quarter and first nine months of fiscal 2019 increased due to lower operating expenses resulting from prior-year business realignment and acquisition integration activities and the Company's simplification initiative, lower business realignment expenses in the current year, and lower intangible asset amortization expense. These benefits were partially offset by higher manufacturing and materials support costs and manufacturing inefficiencies resulting from moderating sales growth in the current-year periods compared to the prior-year periods.

The following business realignment expenses and acquisition integration costs are included in Diversified Industrial North American and Diversified Industrial International operating income:

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2019	2018	2019	2018
Diversified Industrial North America	$1.8	$8.4	$10.3	$29.2
Diversified Industrial International	2.8	7.2	10.2	24.4

The business realignment charges primarily consist of severance costs related to actions taken under the Company's simplification initiative implemented by operating units throughout the world as well as plant closures. The majority of the Diversified Industrial International business realignment charges were incurred in Europe. The Company anticipates that cost savings realized from the work force reduction measures taken in the first nine months of fiscal 2019 will not materially impact operating income in fiscal 2019 and will increase operating income in both the Diversified Industrial North American and Diversified Industrial International businesses in fiscal 2020 by approximately one percent. Acquisition integration costs primarily relate to the integration of the fiscal 2017 acquisition of CLARCOR Inc. and are primarily incurred in the Diversified Industrial North American businesses. The Company expects to continue to take the actions necessary to structure appropriately the operations of the Diversified Industrial Segment. Such actions are expected to result in approximately $9 million of additional business realignment charges and acquisition integration costs in the remainder of fiscal 2019.
Diversified Industrial Segment backlog as of March 31, 2019 decreased from the prior-year quarter due to shipments exceeding orders in all businesses. Backlog in North America and Europe each accounted for approximately 40 percent of the change, while the remaining 20 percent related to the Asia Pacific region.
As of March 31, 2019, Diversified Industrial Segment backlog decreased compared to the June 30, 2018 amount of $2,167.2 million due to shipments exceeding orders in both the North American and International businesses. Backlog in North America accounted for 75 percent of the decrease from the June 30, 2018 amount, while the remaining 25 percent related to the International businesses. Within the International businesses, shipments exceeding orders in Europe and the Asia Pacific region were partially offset by orders exceeding shipments in Latin America.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
The Company anticipates Diversified Industrial North American sales for fiscal 2019 will increase between 0.9 percent and 1.9 percent from their fiscal 2018 level, and Diversified Industrial International sales for fiscal 2019 will decrease between 5.3 percent and 4.3 percent from their fiscal 2018 level. Diversified Industrial North American operating margins in fiscal 2019 are expected to range from 16.4 percent to 16.8 percent, and Diversified Industrial International operating margins in fiscal 2019 are expected to range from 16.0 percent to 16.4 percent.

Aerospace Systems Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2019	2018	2019	2018
Net sales	$652.1	$598.4	$1,832.9	$1,679.3
Operating income	$134.8	$106.7	$366.1	$271.2
Operating margin	20.7%	17.8%	20.0%	16.2%
Backlog	$2,134.2	$1,981.7	$2,134.2	$1,981.7
The increase in net sales in the Aerospace Systems Segment for the current-year quarter and first nine months of fiscal 2019 was primarily due to higher volume in the commercial and military aftermarket businesses as well as the commercial and military OEM businesses. The higher operating margin for the current-year quarter and first nine months of fiscal 2019 was primarily due to higher aftermarket and OEM volume and profitability, higher joint venture earnings, lower engineering and development costs, lower operating costs, and the absence of business realignment expenses in the current-year periods. Operating margins in the first nine months of fiscal 2019 also benefited from the absence of unfavorable contract settlements that occurred in the comparable prior-year period.
The increase in backlog from both the prior-year quarter and June 30, 2018 amount of $1,954.0 million is due to orders exceeding shipments within the commercial and military OEM and commercial and military aftermarket businesses. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
For fiscal 2019, sales are expected to increase between 7.0 percent and 8.0 percent from the fiscal 2018 level and operating margins are expected to range from 19.3 percent to 19.7 percent. A higher concentration of commercial OEM volume in future product mix and higher than expected new product development costs could result in lower margins.
Corporate general and administrative expenses
Corporate general and administrative expenses were $32.8 million in the current-year quarter compared to $54.1 million in the comparable prior-year quarter and were $147.0 million for the first nine months of fiscal 2019 compared to $142.4 million for the first nine months of fiscal 2018. As a percent of sales, corporate general and administrative expenses were 0.9 percent and 1.4 percent in the current-year and prior-year quarter, respectively. During the first nine months of both fiscal 2019 and 2018, Corporate general and administrative expenses were 1.4 percent of sales. Corporate general and administrative expenses decreased in the current-year quarter primarily due to favorable market fluctuations related to investments associated with the Company's deferred compensation program, partially offset by unfavorable changes in the related liabilities. However, the net impact of the market fluctuations related to these assets and liabilities increased expenses during the first nine months of fiscal 2019. Both the current-year quarter and first nine months of fiscal 2019 benefited from lower incentive compensation expense compared to the same prior-year periods.

Other expense (in the Results By Business Segment) included the following:

(dollars in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
Expense (income)	2019	2018	2019	2018
Foreign currency transaction	$2.5	$3.9	$5.1	$16.5
Stock-based compensation	7.7	8.1	44.4	43.5
Pensions	3.8	5.1	14.0	17.9
Divestitures and asset sales and writedowns	0.5	0.3	5.0	(25.9)
Sale and writedown of investments	—	—	—	33.8
Other items, net	6.3	(2.9)	14.7	2.2
	$20.8	$14.5	$83.2	$88.0
Foreign currency transaction primarily relates to the impact of changes in foreign exchange rates on cash, marketable securities and other investments and intercompany transactions.

CONSOLIDATED BALANCE SHEET

(dollars in millions)	March 31, 2019	June 30, 2018
Cash	$1,169.0	$855.1
Trade accounts receivable, net	2,117.1	2,145.5
Inventories	1,756.0	1,621.3
Shareholders’ equity	6,010.0	5,859.9
Working capital	$1,988.8	$1,887.8
Current ratio	1.56	1.59
Cash (comprised of cash and cash equivalents and marketable securities and other investments) includes $1,108 million and $836 million held by the Company's foreign subsidiaries at March 31, 2019 and June 30, 2018, respectively. As a result of the TCJ Act, the prior worldwide tax system was replaced by a territorial tax system, which generally allows companies to repatriate future foreign source earnings without incurring additional U.S. federal taxes. However, other U.S. or foreign taxes may be incurred should cash be distributed between the Company's subsidiaries. The Company has determined it will no longer permanently reinvest certain foreign earnings. All other undistributed foreign earnings remain permanently reinvested.
Trade accounts receivable, net are receivables due from customers for sales of product. Days sales outstanding relating to trade accounts receivable was 52 days at March 31, 2019, and 51 days at June 30, 2018. The Company believes that its receivables are collectible and appropriate allowances for doubtful accounts have been recorded.
Inventories as of March 31, 2019 increased by $135 million, which was evenly distributed between the Diversified Industrial and Aerospace Systems Segments. This change was partially offset by a decrease of $18 million related to the effect of foreign currency translation. Within the Diversified Industrial Segment, approximately 80 percent of the increase in inventories occurred in the Diversified Industrial North American businesses, and approximately 20 percent of the increase occurred in the Diversified Industrial International businesses. Days supply of inventory was 71 days at March 31, 2019, 64 days at June 30, 2018 and 67 days at March 31, 2018.
Shareholders’ equity activity during the first nine months of fiscal 2019 included a decrease of approximately $750 million as a result of share repurchases and a decrease of approximately $36 million as a result of foreign currency translation.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended March 31,
(dollars in millions)	2019	2018
Cash provided by (used in):
Operating activities	$1,092.6	$901.2
Investing activities	(116.1)	(179.4)
Financing activities	(690.2)	(535.5)
Effect of exchange rates	(9.7)	18.3
Net increase in cash and cash equivalents	$276.6	$204.6

Cash flows from operating activities for the first nine months of fiscal 2019 was higher than the first nine months of fiscal 2018 primarily due to an increase in net income and cash provided by working capital items, partially offset by a $200 million discretionary cash contribution to the Company's domestic qualified defined benefit plan. The Company continues to focus on managing its inventory and other working capital requirements.
Cash flows from investing activities includes net (purchases) of marketable securities and other investments of $(27) million and $(58) million in the first nine months of fiscal 2019 and 2018, respectively. Cash flows from investing activities also includes $145 million of capital expenditures during the first nine months of fiscal 2019 compared to $194 million of capital expenditures during first nine months of fiscal 2018.

Cash flows from financing activities for the first nine months of fiscal 2019 includes net commercial paper borrowings of $479 million compared to net repayments of $54 million in the first nine months of fiscal 2018. During the first nine months of fiscal 2019, the Company also repaid $100 million of long-term debt. Cash flows from financing activities includes repurchase activity under the Company's share repurchase program. The Company repurchased 4.5 million common shares for $750 million in the first nine months of fiscal 2019 compared to the repurchase of 0.8 million common shares for $150 million in the first nine months of fiscal 2018.
The Company’s goal is to have no less than an “A” rating on senior debt to ensure availability and reasonable cost of external funds. In periods following significant capital deployment, including for share repurchases or acquisitions, certain of the ratings assigned to the Company's senior debt may be, and at March 31, 2019 were, lower than the stated goal. The Company does not presently believe that its ability to borrow funds in the future at desirable tenors and affordable interest rates will be impacted if certain of its ratings are temporarily below an "A" level at the time of such borrowings. At March 31, 2019, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	A-
Moody's Investor Services, Inc.	Baa1
Standard & Poor's	A
At March 31, 2019, the Company had a line of credit totaling $2,000 million through a multi-currency revolving credit agreement with a group of banks, $987 million of which was available. The credit agreement expires in October 2021; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which may increase in the event the Company’s credit ratings are lowered. Although a lowering of the Company’s credit ratings would likely increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
As of March 31, 2019, the Company was authorized to sell up to $2,000 million of short-term commercial paper notes. As of March 31, 2019, $1,013 million of commercial paper notes were outstanding, and the largest amount of commercial paper notes outstanding during the current-year quarter was $1,144 million.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at March 31, 2019, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed .60 to 1.0. At March 31, 2019, the Company's debt to debt-shareholders' equity ratio was .47 to 1.0. The Company is in compliance with all covenants and expects to remain in compliance during the term of the credit agreements and indentures.

FORWARD-LOOKING STATEMENTS

Forward-looking statements contained in this and other written and oral reports are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. These statements may be identified from the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “should,” “could,” “potential,” “continues,” “plans,” “forecasts,” “estimates,” “projects,” “predicts,” “would,” “intends,” “anticipates,” “expects,” “targets,” “is likely,” “will,” or the negative of these terms and similar expressions, and include all statements regarding future performance, earnings projections, events or developments. Parker cautions readers not to place undue reliance on these statements. It is possible that the future performance and earnings projections of the company, including its individual segments, may differ materially from current expectations, depending on economic conditions within its mobile, industrial and aerospace markets, and the company's ability to maintain and achieve anticipated benefits associated with announced realignment activities, strategic initiatives to improve operating margins, actions taken to combat the effects of the current economic environment, and growth, innovation and global diversification initiatives. Additionally, the actual impact of the TCJ Act on future performance and earnings projections may change based on subsequent judicial or regulatory interpretations of the Act that impact the company’s tax calculations. A change in the economic conditions in individual markets may have a particularly volatile effect on segment performance.

The risks and uncertainties in connection with forward-looking statements related to the proposed transaction between LORD Corporation and the company include, but are not limited to, the occurrence of any event, change or other circumstances that could delay the closing of the proposed transaction; the possibility of non-consummation of the proposed transaction and termination of the merger agreement; the failure to satisfy any of the conditions to the proposed transaction set forth in the merger agreement; the possibility that a governmental entity may prohibit the consummation of the proposed transaction or may delay or refuse to grant a necessary regulatory approval in connection with the proposed transaction, or that in order for the parties to obtain any such regulatory approvals, conditions are imposed that adversely affect the anticipated benefits from the proposed transaction or cause the parties to abandon the proposed transaction; adverse effects on Parker’s common stock because of the failure to complete the proposed transaction; Parker’s business experiencing disruptions due to transaction-related uncertainty or other factors making it more difficult to maintain relationships with employees, business partners or governmental entities; the possibility that the expected synergies and value creation from the proposed transaction will not be realized or will not be realized within the expected time period; the parties being unable to successfully implement integration strategies; and significant transaction costs related to the proposed transaction.
Among other factors which may affect future performance are:

•	changes in business relationships with and purchases by or from major customers, suppliers or distributors, including delays or cancellations in shipments;

•	disputes regarding contract terms or significant changes in financial condition, changes in contract cost and revenue estimates for new development programs and changes in product mix;

•	ability to identify acceptable strategic acquisition targets;

•	uncertainties surrounding timing, successful completion or integration of acquisitions and similar transactions, including the integration of CLARCOR;

•	the ability to successfully divest businesses planned for divestiture and realize the anticipated benefits of such divestitures;

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

The company makes these statements as of the date of this disclosure and undertakes no obligation to update them unless otherwise required by law.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective.

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARKER-HANNIFIN CORPORATION
PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2019 through January 31, 2019	110,600	$155.11	110,600	12,189,040
February 1, 2019 through February 28, 2019	780,400	$173.70	780,400	11,408,640
March 1, 2019 through March 31, 2019	270,937	$174.44	270,937	11,137,703
Total:	1,161,937		1,161,937

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended March 31, 2019 and 2018, (ii) Consolidated Statement of Income for the nine months ended March 31, 2019 and 2018, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) Consolidated Statement of Comprehensive Income for the nine months ended March 31, 2019 and 2018, (v) Consolidated Balance Sheet at March 31, 2019 and June 30, 2018, (vi) Consolidated Statement of Cash Flows for the nine months ended March 31, 2019 and 2018, and (vii) Notes to Consolidated Financial Statements for the nine months ended March 31, 2019.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Catherine A. Suever
Catherine A. Suever
Executive Vice President - Finance & Administration and
Chief Financial Officer

Date:	May 9, 2019