Form 10-Q
period 2019-09-30
PARKER HANNIFIN CORP
filed 2019-11-06
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Yes  ☐    No  ☒
Number of Common Shares outstanding at September 30, 2019: 128,464,710

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Net sales	$3,334,511	$3,479,294
Cost of sales	2,479,741	2,594,823
Selling, general and administrative expenses	399,179	394,322
Interest expense	69,956	44,339
Other (income), net	(47,521)	(13,913)
Income before income taxes	433,156	459,723
Income taxes	94,115	83,824
Net income	339,041	375,899
Less: Noncontrolling interest in subsidiaries' earnings	143	188
Net income attributable to common shareholders	$338,898	$375,711

Earnings per share attributable to common shareholders:
Basic	$2.64	$2.84
Diluted	$2.60	$2.79
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Net income	$339,041	$375,899
Less: Noncontrolling interests in subsidiaries' earnings	143	188
Net income attributable to common shareholders	338,898	375,711

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment and other	(102,722)	(35,125)
Retirement benefits plan activity	31,026	23,873
Other comprehensive loss	(71,696)	(11,252)
Less: Other comprehensive loss for noncontrolling interests	(150)	(89)
Other comprehensive loss attributable to common shareholders	(71,546)	(11,163)
Total comprehensive income attributable to common shareholders	$267,352	$364,548
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(Unaudited)

	September 30, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,627,393	$3,219,767
Marketable securities and other investments	282,102	150,931
Trade accounts receivable, net	1,983,242	2,131,054
Non-trade and notes receivable	288,762	310,708
Inventories	1,790,044	1,678,132
Prepaid expenses and other	166,536	182,494
Total current assets	8,138,079	7,673,086
Plant and equipment	5,270,756	5,186,730
Less: Accumulated depreciation	3,390,599	3,418,443
Plant and equipment, net	1,880,157	1,768,287
Deferred income taxes	145,476	150,462
Investments and other assets	892,508	747,773
Intangible assets, net	2,693,756	1,783,277
Goodwill	5,818,613	5,453,805
Total assets	$19,568,589	$17,576,690
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$1,736,779	$587,014
Accounts payable, trade	1,287,420	1,413,155
Accrued payrolls and other compensation	310,417	426,285
Accrued domestic and foreign taxes	188,571	167,312
Other accrued liabilities	634,141	558,007
Total current liabilities	4,157,328	3,151,773
Long-term debt	7,366,912	6,520,831
Pensions and other postretirement benefits	1,261,493	1,304,379
Deferred income taxes	178,454	193,066
Other liabilities	501,610	438,489
Total liabilities	13,465,797	11,608,538
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at September 30 and June 30	90,523	90,523
Additional capital	464,440	462,086
Retained earnings	13,003,084	12,777,538
Accumulated other comprehensive (loss)	(2,130,594)	(2,059,048)
Treasury shares, at cost; 52,581,418 shares at September 30 and 52,566,086 shares at June 30	(5,330,837)	(5,309,130)
Total shareholders’ equity	6,096,616	5,961,969
Noncontrolling interests	6,176	6,183
Total equity	6,102,792	5,968,152
Total liabilities and equity	$19,568,589	$17,576,690
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$339,041	$375,899
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	54,856	57,793
Amortization	54,215	54,698
Share incentive plan compensation	52,633	42,941
Deferred income taxes	(15,548)	31,765
Foreign currency transaction (gain) loss	(1,232)	3,528
Gain on plant and equipment and intangible assets	(10,269)	(3,826)
Loss on sale of businesses	—	3,029
Loss (gain) on marketable securities	201	(3,204)
Gain on investments	(498)	(2,536)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	213,203	78,369
Inventories	(24,108)	(124,995)
Prepaid expenses and other	15,617	(16,801)
Other assets	(10,902)	(19,144)
Accounts payable, trade	(135,569)	(24,347)
Accrued payrolls and other compensation	(118,326)	(106,992)
Accrued domestic and foreign taxes	23,233	40,670
Other accrued liabilities	19,939	18,974
Pensions and other postretirement benefits	9,738	(187,663)
Other liabilities	(17,093)	(58,770)
Net cash provided by operating activities	449,131	159,388
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash of $8,179 in 2019 and $690 in 2018)	(1,696,456)	(2,042)
Capital expenditures	(50,345)	(42,106)
Proceeds from sale of plant and equipment	19,284	10,969
Proceeds from sale of businesses	—	4,515
Purchases of marketable securities and other investments	(159,984)	(2,844)
Maturities and sales of marketable securities and other investments	26,477	14,127
Other	8,070	2,318
Net cash used in investing activities	(1,852,954)	(15,063)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	912	496
Payments for common shares	(72,897)	(65,351)
Proceeds from notes payable, net	1,104,246	258,540
Proceeds from long-term borrowings	922,934	44
Payments for long-term borrowings	(3,466)	(100,107)
Dividends paid	(113,352)	(100,869)
Net cash provided by (used in) financing activities	1,838,377	(7,247)
Effect of exchange rate changes on cash	(26,928)	(7,093)
Net increase in cash and cash equivalents	407,626	129,985
Cash and cash equivalents at beginning of year	3,219,767	822,137
Cash and cash equivalents at end of period	$3,627,393	$952,122
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
BUSINESS SEGMENT INFORMATION
(Dollars in thousands)
(Unaudited)
The Company operates in two reportable business segments: Diversified Industrial and Aerospace Systems.
Diversified Industrial - This segment produces a broad range of motion-control and fluid systems and components used in all kinds of manufacturing, packaging, processing, transportation, mobile construction, refrigeration and air conditioning, agricultural and military machinery and equipment and has a significant portion of international operations. Sales are made directly to major original equipment manufacturers ("OEMs") and through a broad distribution network to smaller OEMs and the aftermarket.
Aerospace Systems - This segment designs and manufactures products and provides aftermarket support for commercial, business jet, military and general aviation aircraft, missile and spacecraft markets. The Aerospace Systems Segment provides a full range of systems and components for hydraulic, pneumatic and fuel applications.

	Three Months Ended
	September 30,
	2019	2018
Net sales
Diversified Industrial:
North America	$1,624,605	$1,681,044
International	1,078,850	1,233,766
Aerospace Systems	631,056	564,484
Total net sales	$3,334,511	$3,479,294
Segment operating income
Diversified Industrial:
North America	$275,192	$275,111
International	168,573	206,094
Aerospace Systems	122,980	109,855
Total segment operating income	566,745	591,060
Corporate general and administrative expenses	48,902	50,325
Income before interest expense and other expense	517,843	540,735
Interest expense	69,956	44,339
Other expense	14,731	36,673
Income before income taxes	$433,156	$459,723

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2019, the results of operations for the three months ended September 30, 2019 and 2018 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2019 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior-year amounts have been reclassified to conform to current-year presentation.
The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. On October 29, 2019, we completed the acquisition of LORD Corporation ("Lord") for approximately $3,453 million in cash, including the assumption of debt. Refer to Note 4 for further discussion. Additionally, we fully drew against the $800 million term loan, which will fully mature in May 2022, and used the proceeds to finance a portion of the purchase price for the Lord acquisition.

2. New accounting pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. We have not yet determined the effect that ASU 2016-13 will have on our financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 requires lessees to put most leases with terms greater than 12 months on their balance sheet by recognizing a liability to make lease payments and an asset representing their right to use the asset during the lease term. We adopted ASU 2016-02 on July 1, 2019 using the optional transition method and have not restated prior periods. We elected to use the package of practical expedients permitted under the transition guidance, which allows the carry forward of historical lease classification of existing leases. Upon adoption, we recorded a right-of-use asset and lease liability of approximately $126 million. The adoption of the standard did not have a material impact on the Consolidated Statement of Income or Cash Flows.

3. Revenue recognition

Revenue is derived primarily from the sale of products in a variety of mobile, industrial and aerospace markets. A majority of the Company’s revenues are recognized at a point in time. However, a portion of the Company’s revenues are recognized over time.
Diversified Industrial Segment revenues by technology platform:

	Three Months Ended
	September 30,
	2019	2018
Motion Systems	$766,815	$859,573
Flow and Process Control	1,011,354	1,061,064
Filtration and Engineered Materials	925,286	994,173
Total	$2,703,455	$2,914,810

Aerospace Systems Segment revenues by product platform:

	Three Months Ended
	September 30,
	2019	2018
Flight Control Actuation	$173,259	$162,936
Fuel, Inerting and Engine Motion Control	152,214	144,046
Hydraulics	108,375	102,497
Engine Components	93,794	64,386
Airframe and Engine Fluid Conveyance	84,678	70,204
Other	18,736	20,415
Total	$631,056	$564,484
Total Company revenues by geographic region based on the Company's selling operation's location:

	Three Months Ended
	September 30,
	2019	2018
North America	$2,255,751	$2,246,091
Europe	639,138	726,310
Asia Pacific	397,714	461,640
Latin America	41,908	45,253
Total	$3,334,511	$3,479,294

The majority of revenues from the Aerospace Systems Segment are generated from sales to customers within North America.
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
Total contract assets and contract liabilities are as follows:

	September 30, 2019	June 30, 2019
Contract assets, current (included within Prepaid expenses and other)	$25,427	$22,726
Contract assets, noncurrent (included within Investments and other assets)	1,095	1,301
Total contract assets	26,522	24,027
Contract liabilities, current (included within Other accrued liabilities)	(60,839)	(64,668)
Contract liabilities, noncurrent (included within Other liabilities)	(411)	(421)
Total contract liabilities	(61,250)	(65,089)
Net contract liabilities	$(34,728)	$(41,062)

During the three months ended September 30, 2019, the change in net contract liabilities was due to timing differences between when revenue was recognized and advance payments were received. During the three months ended September 30, 2019, approximately $18 million of revenue was recognized that was included in the contract liabilities at June 30, 2019.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at September 30, 2019 was $5,022 million, of which approximately 87 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.

4. Acquisitions

On September 16, 2019, we completed the acquisition of a 100 percent equity interest in EMFCO Holdings Incorporated, parent company of Exotic Metals Forming Company LLC ("Exotic") for approximately $1,706 million in cash.

Exotic designs and manufactures innovative and technically demanding, high temperature, high pressure air and exhaust management solutions for aircraft and engines. Exotic had annual sales of approximately $409 million for its fiscal 2019.
For segment reporting purposes, Exotic is included in the Aerospace Systems Segment. We believe Exotic's products and proprietary manufacturing capabilities are complementary to our portfolio of flight control, fuel and inerting, hydraulics, fluid conveyance and engine components.

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The following presents the preliminary estimated fair values of Exotic's assets acquired and liabilities assumed on the acquisition date. These preliminary estimates are based on available information and will be revised during the measurement period, not to exceed 12 months, as third-party valuations are finalized, additional information becomes available and as additional analysis is performed. Such revisions may have a material impact on our results of operations and financial position.

Exotic
September 16, 2019
Assets:
Cash and cash equivalents	$8,179
Accounts receivable	82,118
Inventories	112,150
Prepaid expenses	1,343
Plant and equipment	156,802
Other assets	108
Intangible assets	977,060
Goodwill	428,488
Total assets acquired	1,766,248
Liabilities:
Accounts payable, trade	25,727
Accrued payrolls and other compensation	8,863
Accrued domestic and foreign taxes	722
Other accrued liabilities	25,370
Total liabilities assumed	60,682
Net assets acquired	$1,705,566

Goodwill is calculated as the excess of the purchase price over the net assets acquired and is deductible for tax purposes. With respect to the Exotic acquisition, goodwill represents cost synergies and enhancements to our existing technologies.  Based upon a preliminary acquisition valuation, we acquired $548,860 of customer-related intangible assets, $337,600 of patents and technology and $90,600 of trademarks, with weighted average estimated useful lives of 19, 20 and 20 years, respectively.

Acquisition-related transaction costs totaled $14,930 for the current-year quarter. These costs are included in selling, general and administrative expenses in the Consolidated Statement of Income.

Subsequent Acquisition of Lord
On October 29, 2019, we completed the acquisition of a 100 percent equity interest in Lord for approximately $3,453 million in cash, including the assumption of debt. Lord is a diversified technology and manufacturing company developing highly reliable adhesives, coatings, and vibration and motion control technologies that significantly reduce risk and improve product performance. Lord’s products are used in mission-critical applications in the aerospace, automotive and industrial markets. Lord had annual sales of approximately $1,025 million for its fiscal 2018. For segment reporting purposes, approximately 95 percent of Lord's sales will be included in the Diversified Industrial Segment, while the remaining five percent will be included in the Aerospace Systems Segment. Lord’s unique and proprietary products, solutions and technologies for mission-critical applications are expected to increase the Company's overall engineered materials product and solutions offerings to enable a stronger value proposition for customers.

Assets acquired and liabilities assumed will be recognized at their respective fair values as of the acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. Due to the limited time since the acquisition date, the preliminary acquisition valuation is incomplete at this time. As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for valuation of intangible assets and goodwill.

The unaudited pro forma net sales of the combined entity for the three months ended September 30, 2019 and 2018 are $3,581 million and $3,737 million, respectively. The unaudited pro forma net sales of the combined entity are based on the historical financial net sales of Parker and Lord as if the acquisition had been completed as of the beginning of fiscal year 2019.

The unaudited pro forma net sales are not indicative of the results that actually would have been obtained if the acquisition had occurred as of the beginning of fiscal year 2019 or that may be obtained in the future. Because the initial accounting for the acquisition is incomplete at this time, we are unable to provide the pro forma net earnings of the combined entity.

5. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2019 and 2018.

	Three Months Ended
	September 30,
	2019	2018
Numerator:
Net income attributable to common shareholders	$338,898	$375,711
Denominator:
Basic - weighted average common shares	128,463,992	132,361,654
Increase in weighted average common shares from dilutive effect of equity-based awards	1,666,084	2,302,842
Diluted - weighted average common shares, assuming exercise of equity-based awards	130,130,076	134,664,496
Basic earnings per share	$2.64	$2.84
Diluted earnings per share	$2.60	$2.79

For the three months ended September 30, 2019 and 2018, 1,097,639 and 732,095 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

6. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. There is no expiration date for this program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. During the three months ended September 30, 2019, we repurchased 295,094 shares at an average price, including commissions, of $169.44 per share.

7. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor. Allowance for doubtful accounts was $9,218 and $8,874 at September 30, 2019 and June 30, 2019, respectively.

8. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2019	June 30, 2019
Notes receivable	$121,995	$147,719
Accounts receivable, other	166,767	162,989
Total	$288,762	$310,708

9. Inventories

The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2019	June 30, 2019
Finished products	$691,010	$663,068
Work in process	891,985	850,778
Raw materials	207,049	164,286
Total	$1,790,044	$1,678,132

10. Leases

We primarily enter into lease agreements for office space, distribution centers, certain manufacturing facilities and equipment. The majority of our leases are operating leases. Finance leases are immaterial to our Consolidated Financial Statements. In addition, leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheet. Certain leases contain options that provide us with the ability to extend the lease term. Such options are included in the lease term when it is reasonably certain that the option will be exercised. When accounting for leases, we combine payments for leased assets, related services and other components of a lease. Payments within certain lease agreements are adjusted periodically for changes in an index or rate.

The discount rate implicit within our leases is generally not determinable and therefore we determine the discount rate based on our incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and the currency in which lease payments are made.

The components of lease expense are as follows:

Three Months Ended
September 30, 2019
Operating lease expense	$11,951
Short-term lease cost	2,325
Variable lease cost	1,274
Total lease cost	$15,550

Supplemental cash flow information related to operating leases are as follows:

Three Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$11,850
Right-of-use assets obtained in exchange for operating lease obligations	17,217

Supplemental balance sheet information related to operating leases is as follows:

September 30, 2019
Operating lease right-of-use assets (included within Investments and other assets)	$136,769

Current operating lease liabilities (included within Other accrued liabilities)	$38,658
Long-term operating lease liabilities (included within Other liabilities)	97,339
Total operating lease liabilities	$135,997

Weighted average remaining lease term	5.52 years
Weighted average discount rate	2.12%

Maturities of lease liabilities at September 30, 2019 are as follows:

Operating Leases
2020	$31,967
2021	33,334
2022	24,173
2023	15,877
2024	10,442
2025	7,958
Thereafter	21,946
Total operating lease payments	$145,697
Less imputed interest	9,700
Total operating lease liabilities	$135,997

Future minimum rental commitments as of June 30, 2019, under non-cancelable operating leases, which expire at various dates, are as follows: 2020-$45,920; 2021-$31,115; 2022-$21,625; 2023-$13,228; 2024-$7,591 and after 2024-$22,723.

11. Business realignment and acquisition integration charges
We incurred business realignment and acquisition integration charges in fiscal 2020 and 2019. The business realignment charges primarily consist of severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity as well as plant closures. The prior-year acquisition integration charges relate to the fiscal 2017 acquisition of CLARCOR, Inc. ("Clarcor") and primarily consist of severance costs and expenses related to plant closures and relocations.
A majority of the business realignment charges were incurred in North America during the current-year quarter, while a significant portion of the expense was incurred both in North America and Europe during the prior-year quarter. We believe the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.
Business realignment and Clarcor acquisition integration charges presented in the Business Segment Information are as follows:

	Three Months Ended
	September 30,
	2019	2018
Diversified Industrial	$4,725	$8,558
Aerospace Systems	(7)	—
Corporate general and administrative expenses	5	—
Other expense	—	55
Workforce reductions in connection with business realignment and Clarcor acquisition integration charges in the Business Segment Information are as follows:

	Three Months Ended
	September 30,
	2019	2018
Diversified Industrial	219	201
Corporate general and administrative expenses	1	—

The business realignment and Clarcor acquisition integration charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended
	September 30,
	2019	2018
Cost of sales	$3,345	$4,399
Selling, general and administrative expenses	1,378	4,159
Other (income), net	—	55

During the current-year quarter, approximately $5 million in payments were made relating to business realignment and Clarcor acquisition integration charges. Remaining payments related to current-year and prior-year business realignment and acquisition integration actions of approximately $11 million are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet, a majority of which are expected to be paid by September 30, 2020. Additional charges may be recognized in future periods related to the business realignment described above, the timing and amount of which are not known at this time.
During the current-year quarter, we also incurred acquisition integration charges of $4,009 related to Exotic and the subsequent acquisition of Lord, of which $3,414 and $595 are included in the Diversified Industrial and Aerospace Systems Segments, respectively. These charges are primarily included in selling, general and administrative expenses within the Consolidated Statement of Income.

12. Equity

Changes in equity for the three months ended September 30, 2019 and 2018 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2019	$90,523	$462,086	$12,777,538	$(2,059,048)	$(5,309,130)	$6,183	$5,968,152
Net income			338,898			143	339,041
Other comprehensive loss				(71,546)		(150)	(71,696)
Dividends paid ($0.88 per share)			(113,352)				(113,352)
Stock incentive plan activity		2,354			28,293		30,647
Shares purchased at cost					(50,000)		(50,000)
Balance at September 30, 2019	$90,523	$464,440	$13,003,084	$(2,130,594)	$(5,330,837)	$6,176	$6,102,792

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2018	$90,523	$496,592	$11,625,975	$(1,763,086)	$(4,590,138)	$5,627	$5,865,493
Impact of adoption of accounting standards			1,483	(1,734)			(251)
Net income			375,711			188	375,899
Other comprehensive loss				(11,163)		(89)	(11,252)
Dividends paid ($0.76 per share)			(100,869)				(100,869)
Stock incentive plan activity		6,460			21,626		28,086
Shares purchased at cost					(50,000)		(50,000)
Balance at September 30, 2018	$90,523	$503,052	$11,902,300	$(1,775,983)	$(4,618,512)	$5,726	$6,107,106

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the three months ended September 30, 2019 and 2018 are as follows:

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2019	$(1,011,656)	$(1,047,392)	$(2,059,048)
Other comprehensive loss before reclassifications	(102,572)	—	(102,572)
Amounts reclassified from accumulated other comprehensive (loss)	—	31,026	31,026
Balance at September 30, 2019	$(1,114,228)	$(1,016,366)	$(2,130,594)

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2018	$(943,477)	$(819,609)	$(1,763,086)
Impact of adoption of ASU 2016-01	(1,734)	—	(1,734)
Other comprehensive loss before reclassifications	(38,614)	—	(38,614)
Amounts reclassified from accumulated other comprehensive (loss)	3,578	23,873	27,451
Balance at September 30, 2018	$(980,247)	$(795,736)	$(1,775,983)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three months ended September 30, 2019 and 2018 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2019
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,483)	Other (income), net
Recognized actuarial loss	(39,485)	Other (income), net
Total before tax	(40,968)
Tax benefit	9,942
Net of tax	$(31,026)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2018
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,641)	Other (income), net
Recognized actuarial loss	(29,297)	Other (income), net
Total before tax	(30,938)
Tax benefit	7,065
Net of tax	$(23,873)

13. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the three months ended September 30, 2019 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2019	$5,355,165	$98,640	$5,453,805
Acquisition	—	428,488	428,488
Foreign currency translation and other	(63,668)	(12)	(63,680)
Balance at September 30, 2019	$5,291,497	$527,116	$5,818,613

The acquisition line represents the goodwill allocation during the measurement period subsequent to the applicable acquisition date. Refer to Note 4 for further discussion.

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2019		June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$600,411	$132,896	$265,644	$130,233
Trademarks	627,253	255,674	542,573	252,388
Customer lists and other	2,957,091	1,102,429	2,435,461	1,077,780
Total	$4,184,755	$1,490,999	$3,243,678	$1,460,401

Total intangible amortization expense for the three months ended September 30, 2019 was $51,106. The estimated amortization expense for the five years ending June 30, 2020 through 2024 is $215,970, $222,107, $216,099, $205,156 and $199,597, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred during the three months ended September 30, 2019.

14. Retirement benefits
Net pension benefit expense recognized included the following components:

	Three Months Ended
	September 30,
	2019	2018
Service cost	$19,549	$20,509
Interest cost	33,993	39,866
Expected return on plan assets	(63,895)	(62,877)
Amortization of prior service cost	1,509	1,648
Amortization of net actuarial loss	39,561	29,293
Amortization of initial net obligation	4	4
Net pension benefit expense	$30,721	$28,443

During the three months ended September 30, 2019 and 2018, we recognized $457 and $650, respectively, in expense related to other postretirement benefits. Components of retirement benefits expense, other than service cost, are included in other (income), net in the Consolidated Statement of Income.

15. Debt

In September 2019, the Company entered into and fully drew against a term loan with an aggregate principal amount of $925 million, which will fully mature in September 2023. We used the proceeds to finance a portion of the purchase price for the acquisition of Exotic. At September 30, 2019, the term loan had an interest rate of LIBOR plus 100 bps. Interest payments are due quarterly.

In addition, we amended and extended our existing multi-currency credit agreement, increasing its capacity to $2,500 million. Commercial paper notes outstanding at September 30, 2019 and June 30, 2019 were $1,691 million and $586 million, respectively. Based on the Company’s rating level at September 30, 2019, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed .65 to 1.0. At September 30, 2019, our debt to debt-shareholders' equity ratio was .60 to 1.0. We are in compliance with all covenants set forth in the credit agreement and indentures.

16. Income taxes
The Company and its subsidiaries file income tax returns in the United States and in various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is open to assessment of its federal income tax returns by the U.S. Internal Revenue Service for fiscal years after 2013, and its state and local returns for fiscal years after 2013. The Company is also open to assessment for foreign jurisdictions for fiscal years after 2009. Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements.
As of September 30, 2019, the Company had gross unrecognized tax benefits of $134,531, all of which, if recognized, would impact the effective tax rate. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, is $25,287. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $100,000 as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.

17. Financial instruments
Our financial instruments consist primarily of cash and cash equivalents, marketable securities and other investments, accounts receivable and long-term investments as well as obligations under accounts payable, trade, notes payable and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, accounts receivable, accounts payable, trade and notes payable approximate fair value.

Marketable securities and other investments include deposits and equity investments. Deposits are recorded at cost, and equity investments are recorded at fair value. Changes in fair value related to equity investments are recorded in net income.

Gross unrealized gains and losses related to equity investments were not material as of September 30, 2019 and June 30, 2019. There were no facts or circumstances that indicated the unrealized losses were other than temporary.
The carrying value of long-term debt and estimated fair value of long-term debt are as follows:

	September 30, 2019	June 30, 2019
Carrying value of long-term debt	$7,488,226	$6,596,380
Estimated fair value of long-term debt	8,031,347	7,012,641

The fair value of long-term debt is classified within level 2 of the fair value hierarchy.
We utilize derivative and non-derivative financial instruments, including forward exchange contracts, costless collar contracts, cross-currency swap contracts and certain foreign denominated debt designated as net investment hedges, to manage foreign currency transaction and translation risk. The derivative financial instrument contracts are with major investment grade financial institutions and we do not anticipate any material non-performance by any of the counterparties. We do not hold or issue derivative financial instruments for trading purposes.
The Company’s €700 million aggregate principal amount of Senior Notes due 2025 have been designated as a hedge of the Company’s net investment in certain foreign subsidiaries. The translation of the Senior Notes due 2025 into U.S. dollars is recorded in accumulated other comprehensive (loss) and remains there until the underlying net investment is sold or substantially liquidated.
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.

The location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	September 30, 2019	June 30, 2019
Net investment hedges
Cross-currency swap contracts	Other assets	$37,547	$24,545
Cash flow hedges
Forward exchange contracts	Non-trade and notes receivable	15,481	13,242
Forward exchange contracts	Other accrued liabilities	4,990	2,578
Costless collar contracts	Non-trade and notes receivable	352	457
Costless collar contracts	Other accrued liabilities	1,292	1,934

The cross-currency swap, forward exchange contracts and costless collar contracts are reflected on a gross basis in the Consolidated Balance Sheet. We have not entered into any master netting arrangements.
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
Gains or losses on derivative financial instruments that were recorded in the Consolidated Statement of Income for the three months ended September 30, 2019 and 2018 were not material.

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended
	September 30,
	2019	2018
Cross-currency swap contracts	$10,384	$1,920
Foreign denominated debt	24,925	4,127

No portion of these financial instruments were excluded from the effectiveness testing during the three months ended September 30, 2019 and 2018.

A summary of financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2019 and June 30, 2019 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$7,133	$7,133	$—	$—
Derivatives	53,380	—	53,380	—
Investments measured at net asset value	2,612
Liabilities:
Derivatives	6,282	—	6,282	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$7,533	$7,533	$—	$—
Derivatives	38,244	—	38,244	—
Investments measured at net asset value	9,728
Liabilities:
Derivatives	4,512	—	4,512	—

The fair values of the equity securities are determined using the closing market price reported in the active market in which the fund is traded.
Derivatives consist of forward exchange, costless collar and cross-currency swap contracts, the fair values of which are calculated using market observable inputs including both spot and forward prices for the same underlying currencies. The calculation of the fair value of the cross-currency swap contracts also utilizes a present value cash flow model that has been adjusted to reflect the credit risk of either the Company or the counterparty.
Investments measured at net asset value primarily consist of investments in fixed income mutual funds, which are measured at fair value using the net asset value per share practical expedient. These investments have not been categorized in the fair value hierarchy. We have the ability to liquidate these investments after giving appropriate notice to the issuer.
The primary investment objective for all investments is the preservation of principal and liquidity while earning income.

There are no other financial assets or financial liabilities that are marked to market on a recurring basis.

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2018

OVERVIEW
The Company is a leading worldwide diversified manufacturer of motion and control technologies and systems, providing precision engineered solutions for a wide variety of mobile, industrial and aerospace markets.
Our order rates provide a near-term perspective of the Company’s outlook particularly when viewed in the context of prior and future order rates. The Company publishes its order rates on a quarterly basis. The lead time between the time an order is received and revenue is realized generally ranges from one day to 12 weeks for mobile and industrial orders and from one day to 18 months for aerospace orders. We believe the leading economic indicators of these markets that have a strong correlation to the Company’s future order rates are as follows:

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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	September 30, 2019	June 30, 2019	September 30, 2018
United States	51.1	50.6	59.8
Eurozone countries	45.7	47.6	53.2
China	51.4	49.4	50.0
Brazil	53.4	51.0	50.9
Global aircraft miles flown increased by approximately four percent, and available revenue passenger miles increased by approximately five percent from their comparable fiscal 2019 levels. The Company anticipates that U.S. Department of Defense spending with regard to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2020 will be approximately three percent higher than the comparable fiscal 2019 level.
Housing starts in September 2019 were approximately two percent higher than housing starts in September 2018 and remained flat compared to housing starts in June 2019.

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
Acquisitions will be considered from time to time to the extent there is a strong strategic fit, while at the same time maintaining the Company’s strong financial position. During the current-year quarter, we completed the acquisition of EMFCO Holdings Incorporated, parent company of Exotic Metals Forming Company LLC ("Exotic") for approximately $1,706 million in cash. On October 29, 2019, we completed the acquisition of LORD Corporation ("Lord") for approximately $3,453 million in cash, including the assumption of debt. Refer to Note 4 to the Consolidated Financial Statements for further discussion of the acquisitions.
We will continue to assess our existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.
The discussion below is structured to separately discuss the Consolidated Statement of Income, Business Segment Information, Consolidated Balance Sheet and Consolidated Statement of Cash Flows. As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,
(dollars in millions)	2019	2018
Net sales	$3,335	$3,479
Gross profit margin	25.6%	25.4%
Selling, general and administrative expenses	$399	$394
Selling, general and administrative expenses, as a percent of sales	12.0%	11.3%
Interest expense	$70	$44
Other (income), net	$(48)	$(14)
Effective tax rate	21.7%	18.2%
Net income	$339	$376
Net income, as a percent of sales	10.2%	10.8%

Net sales for the current-year quarter decreased compared to the prior-year quarter due to lower volume in the Diversified Industrial North American and International businesses, partially offset by higher volume in the Aerospace Systems Segment. The effect of currency rate changes decreased net sales by approximately $52 million in the current-year quarter ($48 million of which was attributable to the Diversified Industrial International businesses). Acquisitions made in the last 12 months contributed approximately $21 million in sales during the current-year quarter.

Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased slightly in the current-year quarter primarily due to higher margins in the Aerospace Systems Segment driven by increased aftermarket and original equipment manufacturer ("OEM") volume and lower engineering and development costs. Diversified Industrial Segment margins increased slightly in the current-year quarter primarily due to higher margins in the North American businesses, partially offset by lower margins in the International businesses. Cost of sales for the current-year quarter and prior-year quarter also included business realignment and acquisition integration charges of $3 million and $4 million, respectively.
Selling, general and administrative expenses increased during the current-year quarter primarily due to acquisition-related expenses of $15 million and higher incentive compensation expense. These expenses were partially offset by lower selling expenses, research and development expenses, professional and legal fees, and other administrative expenses. Selling, general and administrative expenses also included business realignment and acquisition integration charges of $5 million and $4 million for the current-year and prior-year quarter, respectively.
Interest expense for the current-year quarter increased from the comparable prior-year periods primarily due to higher average debt outstanding.
Other (income), net included the following:

(dollars in millions)	Three Months Ended September 30,
Expense (income)	2019	2018
Income related to equity method investments	$(24)	$(23)
Non-service components of retirement benefit cost	12	9
(Gain) on disposal of assets	(10)	(1)
Interest income	(18)	(3)
Other items, net	(8)	4
	$(48)	$(14)

Effective tax rate for the current-year quarter was higher than the comparable prior-year quarter due to an overall decrease in discrete tax benefits. The Company expects the fiscal 2020 effective tax rate will be approximately 23 percent.

BUSINESS SEGMENT INFORMATION
Diversified Industrial Segment

	Three Months Ended September 30,
(dollars in millions)	2019	2018
Net sales
North America	$1,625	$1,681
International	1,079	1,234
Operating income
North America	275	275
International	$169	$206
Operating margin
North America	16.9%	16.4%
International	15.6%	16.7%
Backlog	$1,880	$2,168

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period versus the comparable prior-year period:

Period Ending September 30, 2019
Three Months
Diversified Industrial North America – as reported	(3.4)%
Currency	(0.2)%
Diversified Industrial North America – without currency	(3.2)%

Diversified Industrial International – as reported	(12.6)%
Currency	(3.9)%
Diversified Industrial International – without currency	(8.7)%

Total Diversified Industrial Segment – as reported	(7.3)%
Currency	(1.8)%
Total Diversified Industrial Segment – without currency	(5.5)%
The above presentation reconciles the percentage changes in net sales of the Diversified Industrial Segment reported in accordance with U.S. GAAP to percentage changes in net sales adjusted to remove the effects of currency exchange rates (a non-GAAP measure). The effects currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.
Sales in the current-year quarter for the Diversified Industrial North American businesses decreased 3.4 percent from the prior-year quarter. This decrease is primarily due to lower demand from distributors and end users in the engines, construction equipment, farm and agriculture, oil and gas, material handling, general industrial machinery, power generation and refrigeration markets, partially offset by higher demand from end users in the lawn and turf and heavy-duty truck markets.
Sales in the current-year quarter for the Diversified Industrial International operations decreased 12.6 percent from the prior-year quarter. The effect of currency exchange rates decreased sales by approximately $48 million. Excluding the effects of changes in currency exchange rates, Diversified Industrial International sales for the current-year quarter decreased primarily due to lower demand from distributors and end users in the mobile and industrial markets. The Asia Pacific region and Europe accounted for approximately 50 percent and 45 percent of the decrease in sales during the current-year quarter, respectively, while Latin America contributed the remainder of the change.
Within Europe, the decrease in current-year quarter sales was primarily due to lower demand from distributors and end users in the general industrial machinery, machine tool, mining, metal fabrication, heavy-duty truck, and cars and light truck markets, partially offset by an increased in end-user demand in the forestry and oil and gas markets.
Within the Asia Pacific region, the decrease in current-year quarter sales was primarily due to lower demand from distributors and end users in the construction equipment, general industrial machinery, semiconductor, railroad equipment and telecommunications markets. This decrease was partially offset by an increase in end-user demand in the mining, oil and gas and marine markets.
The decrease in sales in Latin America for the current-year quarter was primarily due to lower demand from distributors and end users in the construction equipment market.
Diversified Industrial Segment operating margins within the North American businesses increased in the current-year quarter primarily due to the benefits from prior-year restructuring, simplification and acquisition integration activities. Favorable product mix and prior-year pricing actions also contributed to the increase in margins. These benefits were partially offset by lower sales volume.
Diversified Industrial Segment operating margins within the International businesses decreased in the current-year quarter primarily due to lower sales volume, partially offset by the benefits from prior-year restructuring, simplification and acquisition integration activities, and prior-year pricing actions.

The following business realignment and acquisition integration charges are included in Diversified Industrial North American and Diversified Industrial International operating income:

	Three Months Ended September 30,
(dollars in millions)	2019	2018
Diversified Industrial North America	$5	$5
Diversified Industrial International	3	4

The business realignment charges primarily consist of severance costs related to actions taken under the Company's simplification initiative implemented by operating units throughout the world as well as plant closures. Current-year acquisition integration charges relate to the subsequent acquisition of Lord. Prior-year acquisition integration charges relate to the fiscal 2017 acquisition of CLARCOR Inc. ("Clarcor").

Business realignment and acquisition integration charges within the Diversified Industrial International businesses were primarily incurred in Europe and the Asia Pacific region during the current-year quarter. During the prior-year quarter, such charges were primarily incurred in Europe. We anticipate that cost savings realized from the workforce reduction measures taken in the current-year quarter will not materially impact operating income in fiscal 2020 or 2021. We expect to continue to take the actions necessary to integrate acquisitions and structure appropriately the operations of the Diversified Industrial Segment. These actions are expected to result in approximately $65 million of additional business realignment and acquisition integration charges in the remainder of fiscal 2020.
Diversified Industrial Segment backlog as of September 30, 2019 decreased from the prior-year quarter due to shipments exceeding orders both the North American and International businesses. The Diversified Industrial North American and International backlog accounted for approximately 60 percent and 40 percent of the change, respectively. Within the International businesses, Europe accounted for approximately 65 percent of the change, while the remaining 35 percent primarily related to the Asia Pacific region.
As of September 30, 2019, Diversified Industrial Segment backlog decreased compared to the June 30, 2019 amount of $2,011 million due to shipments exceeding orders in both the North American and International businesses. Backlog in the North American businesses accounted for approximately 70 percent of the decrease from the June 30, 2019 amount, while the remaining 30 percent related to the International businesses. Within the International businesses the decrease was primarily due to shipments exceeding orders in Europe.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Aerospace Systems Segment

	Three Months Ended September 30,
(dollars in millions)	2019	2018
Net sales	$631	$564
Operating income	$123	$110
Operating margin	19.5%	19.5%
Backlog	$3,142	$1,922
The increase in net sales in the Aerospace Systems Segment for the current-year quarter was primarily due to higher volume in the commercial and military aftermarket businesses as well as the commercial and military OEM businesses. The Exotic acquisition also contributed $21 million in sales during the current-year quarter. The current-year quarter operating margin remained flat compared to the prior-year quarter. An increase in aftermarket and OEM volume and lower engineering and development costs were offset by acquisition-related expenses and integration costs.

The increase in backlog from both the prior-year quarter and June 30, 2019 amount of $2,209 million is primarily due to the addition of the Exotic backlog in the current-year quarter. Orders exceeding shipments within the commercial and military OEM and commercial and military aftermarket businesses also contributed to the increase in backlog from the prior-year quarter and June 30, 2019 amount. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Corporate general and administrative expenses
Corporate general and administrative expenses were $49 million in the current-year quarter compared to $50 million in the prior-year quarter. As a percent of sales, corporate general and administrative expenses were 1.5 percent and 1.4 percent in the current-year and prior-year quarter, respectively. Corporate general and administrative expenses decreased in the current-year quarter primarily due to lower research and development expense, professional and legal fees, and other administrative expenses, partially offset by higher incentive compensation expense.
Other expense (in the Business Segment Information) included the following:

(dollars in millions)	Three Months Ended September 30,
Expense (income)	2019	2018
Foreign currency transaction	$(1)	$4
Stock-based compensation	29	29
Pensions	9	5
Acquisition expenses	15	—
(Gain) on disposal of assets	(10)	(1)
Interest income	(18)	(3)
Other items, net	(9)	3
	$15	$37

CONSOLIDATED BALANCE SHEET

(dollars in millions)	September 30, 2019	June 30, 2019
Cash	$3,909	$3,371
Trade accounts receivable, net	1,983	2,131
Inventories	1,790	1,678
Intangible assets, net	2,694	1,783
Goodwill	5,819	5,454
Notes payable and long-term debt payable within one year	1,737	587
Long-term debt	7,367	6,521
Shareholders’ equity	6,097	5,962
Working capital	$3,981	$4,521
Current ratio	2.0	2.4
Cash (comprised of cash and cash equivalents and marketable securities and other investments) includes $938 million and $975 million held by the Company's foreign subsidiaries at September 30, 2019 and June 30, 2019, respectively. The Company has determined it will no longer permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested.
Trade accounts receivable, net are receivables due from customers for sales of product. Days sales outstanding relating to trade accounts receivable was 54 days at September 30, 2019, and 53 days at June 30, 2019. We believe that our receivables are collectible and appropriate allowances for doubtful accounts have been recorded.

Inventories as of September 30, 2019 increased by $112 million (which includes an increase of $112 million from an acquisition and a decrease of $24 million from the effect of foreign currency translation). After consideration of the effects of the acquisition and foreign currency translation, the increase in inventories was primarily due to an increase in the Aerospace Systems Segment, partially offset by a decrease in the Diversified Industrial Segment. Days supply of inventory on hand was 79 days at September 30, 2019, 69 days at June 30, 2019 and 76 days at September 30, 2018.
Intangible assets, net and Goodwill increased from prior year-end primarily due to the current-year acquisition of Exotic. Refer to Note 4 to the Consolidated Financial Statements for further discussion.
Notes payable and long-term debt payable within one year increased from prior year-end primarily due to higher commercial paper notes outstanding of which a portion was used to finance the purchase price of the Exotic acquisition.
Long-term debt increased by $846 million from prior year-end primarily due to the entry into a term loan related to the acquisition of Exotic. Refer to Note 15 to the Consolidated Financial Statements for further discussion.
Shareholders’ equity activity during the current-year quarter included decreases of approximately $50 million and $103 million as a result of share repurchases and foreign currency translation, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended September 30,
(dollars in millions)	2019	2018
Cash provided by (used in):
Operating activities	$449	$159
Investing activities	(1,853)	(15)
Financing activities	1,838	(7)
Effect of exchange rates	(27)	(7)
Net increase in cash and cash equivalents	$407	$130

Cash flows provided by operating activities for the current-year quarter was higher than the prior-year quarter primarily due to an increase in cash provided by working capital items. We continue to focus on managing our inventory and other working capital requirements.
Cash flows used in investing activities increased primarily due to acquisition activity in the current-year quarter. It also includes net (purchases) of marketable securities and other investments of $(134) million in the current-year quarter compared to net maturities of $11 million in the prior-year quarter.
Cash flows provided by financing activities for the current-year quarter includes net commercial paper borrowings of $1,104 million compared to $259 million in the prior-year quarter. Cash flows from financing activities in the current-year quarter also includes the issuance of a $925 million term loan related to the acquisition of Exotic. Refer to Note 15 to the Consolidated Financial Statements for further discussion.
Our goal is to maintain a strong investment-grade credit profile. At September 30, 2019, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	A-
Moody's Investor Services, Inc.	Baa1
Standard & Poor's	A-
The rating agencies periodically update our credit ratings as events occur. On October 29, 2019, Fitch Ratings downgraded the Company's credit rating to BBB+ reflecting the aggregate debt that was used to fund the recent acquisitions.
On October 29, 2019, we fully drew against the $800 million term loan, which will fully mature in May 2022. We used the proceeds to finance a portion of the purchase price for the Lord acquisition.

During the current-year quarter, the Company amended and extended its existing multi-currency credit agreement, increasing its capacity to $2,500 million. As of September 30, 2019, the Company had $809 million available for borrowing. The credit agreement expires in September 2024; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
As of September 30, 2019, the Company was authorized to sell up to $2,500 million of short-term commercial paper notes. As of September 30, 2019, $1,691 million of commercial paper notes were outstanding, and the largest amount of commercial paper notes outstanding during the current-year quarter was $1,849 million.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at September 30, 2019, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed .65 to 1.0. At September 30, 2019, the Company's debt to debt-shareholders' equity ratio was .60 to 1.0. We are in compliance and expect to remain in compliance with all covenants set forth in the credit agreement and indentures.

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

•
our ability to identify acceptable strategic acquisition targets; uncertainties surrounding timing, successful completion or integration of acquisitions and similar transactions, including the integrations of Clarcor, Lord and EMFCO Holdings Incorporated, parent company of Exotic; and our ability to successfully divest businesses planned for divestiture and realize the anticipated benefits of such divestitures;

•	our ability to effectively manage expanded operations from the acquisitions of Clarcor, Lord and Exotic;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages foreign currency transaction and translation risk by utilizing derivative and non-derivative financial instruments, including forward exchange contracts, costless collar contracts, cross-currency swap contracts and certain foreign denominated debt designated as net investment hedges. The derivative financial instrument contracts are with major investment grade financial institutions and we do not anticipate any material non-performance by any of the counterparties. We do not hold or issue derivative financial instruments for trading purposes.
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value. Further information on the fair value of these contracts is provided in Note 17 to the Consolidated Financial Statements. Gains or losses on derivatives that are not hedges are adjusted to fair value through the Consolidated Statement of Income. Gains or losses on derivatives that are hedges are adjusted to fair value through accumulated other comprehensive (loss) in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The translation of the foreign denominated debt that has been designated as a net investment hedge is recorded in accumulated other comprehensive (loss) and remains there until the underlying net investment is sold or substantially liquidated.
The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. Our objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting our exposure to changes in near-term interest rates.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective.

The Company acquired Exotic on September 16, 2019 and is currently in the process of integrating Exotic's processes and internal controls. Except for the Exotic acquisition, there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PARKER-HANNIFIN CORPORATION
PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2019 through July 31, 2019	101,100	$169.22	101,100	10,745,720
August 1, 2019 through August 31, 2019	103,500	$164.57	103,500	10,642,220
September 1, 2019 through September 30, 2019	90,494	$175.18	90,494	10,551,726
Total:	295,094		295,094

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

2.1 **
Share Purchase Agreement, among Parker-Hannifin Corporation, EFMCO Holdings Incorporated, and Fortis Advisors LLC, as the Sellers' representative, dated as of July 26, 2019 (incorporated by reference to Exhibit 2.1 of Parker's Current Report on Form 8-K filed with the SEC on July 29, 2019) (Commission File No. 1-4982).

10.1
Credit Agreement among Parker-Hannifin Corporation, the lenders party thereto and KeyBank National Association, as Administrative Agent, dated as of September 4, 2019 (incorporated by reference to Exhibit 10.1 of Parker's Current Report on Form 8-K filed with the SEC on September 6, 2019) (Commission File No. 1-4982).

10.2
First Amendment Agreement among Parker-Hannifin Corporation, the lenders party thereto and KeyBank National Association, as Administrative Agent, dated as of September 4, 2019 (incorporated by reference to Exhibit 10.2 of Parker's Current Report on Form 8-K filed with the SEC on September 6, 2019) (Commission File No. 1-4982).

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. *

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Submitted electronically herewith.
**	Certain schedules have been omitted and Parker agrees to furnish supplementally to the SEC a copy of any omitted exhibits and schedules upon request.
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended September 30, 2019 and 2018, (ii) Consolidated Statement of Comprehensive Income for the three months ended September 30, 2019 and 2018, (iii) Consolidated Balance Sheet at September 30, 2019 and June 30, 2019, (iv) Consolidated Statement of Cash Flows for the three months ended September 30, 2019 and 2018, and (v) Notes to Consolidated Financial Statements for the three months ended September 30, 2019.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Catherine A. Suever
Catherine A. Suever
Executive Vice President - Finance & Administration and
Chief Financial Officer

Date:	November 6, 2019