Form 10-Q
period 2020-03-31
PARKER HANNIFIN CORP
filed 2020-05-06
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Yes  ☐    No  ☒
Number of Common Shares outstanding at March 31, 2020: 128,217,414

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net sales	$3,702,432	$3,687,518	$10,534,917	$10,638,857
Cost of sales	2,766,693	2,766,744	7,929,199	7,963,906
Selling, general and administrative expenses	413,460	360,865	1,303,760	1,152,446
Interest expense	80,765	48,209	233,612	140,066
Other (income), net	(12,643)	(17,500)	(73,713)	(37,638)
Income before income taxes	454,157	529,200	1,142,059	1,420,077
Income taxes	86,788	117,819	231,051	320,884
Net income	367,369	411,381	911,008	1,099,193
Less: Noncontrolling interest in subsidiaries' earnings	116	133	383	497
Net income attributable to common shareholders	$367,253	$411,248	$910,625	$1,098,696

Earnings per share attributable to common shareholders:
Basic	$2.86	$3.20	$7.09	$8.42
Diluted	$2.83	$3.14	$7.01	$8.29
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income	$367,369	$411,381	$911,008	$1,099,193
Less: Noncontrolling interests in subsidiaries' earnings	116	133	383	497
Net income attributable to common shareholders	367,253	411,248	910,625	1,098,696

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment and other	(282,815)	42,812	(233,953)	(36,299)
Retirement benefits plan activity	32,125	23,814	96,567	72,214
Other comprehensive income (loss)	(250,690)	66,626	(137,386)	35,915
Less: Other comprehensive income (loss) for noncontrolling interests	(960)	44	(972)	10
Other comprehensive income (loss) attributable to common shareholders	(249,730)	66,582	(136,414)	35,905
Total comprehensive income attributable to common shareholders	$117,523	$477,830	$774,211	$1,134,601
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(Unaudited)

	March 31, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$697,617	$3,219,767
Marketable securities and other investments	92,536	150,931
Trade accounts receivable, net	2,174,425	2,131,054
Non-trade and notes receivable	322,187	310,708
Inventories	2,011,367	1,678,132
Prepaid expenses and other	183,294	182,494
Total current assets	5,481,426	7,673,086
Plant and equipment	5,749,736	5,186,730
Less: Accumulated depreciation	3,452,746	3,418,443
Plant and equipment, net	2,296,990	1,768,287
Deferred income taxes	124,515	150,462
Investments and other assets	750,743	747,773
Intangible assets, net	3,881,827	1,783,277
Goodwill	7,829,779	5,453,805
Total assets	$20,365,280	$17,576,690
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$1,035,191	$587,014
Accounts payable, trade	1,422,011	1,413,155
Accrued payrolls and other compensation	415,213	426,285
Accrued domestic and foreign taxes	151,029	167,312
Other accrued liabilities	650,165	558,007
Total current liabilities	3,673,609	3,151,773
Long-term debt	8,097,922	6,520,831
Pensions and other postretirement benefits	1,320,167	1,304,379
Deferred income taxes	497,920	193,066
Other liabilities	468,235	438,489
Total liabilities	14,057,853	11,608,538
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at March 31 and June 30	90,523	90,523
Additional capital	452,157	462,086
Retained earnings	13,348,291	12,777,538
Accumulated other comprehensive (loss)	(2,195,462)	(2,059,048)
Treasury shares, at cost; 52,828,714 shares at March 31 and 52,566,086 shares at June 30	(5,399,519)	(5,309,130)
Total shareholders’ equity	6,295,990	5,961,969
Noncontrolling interests	11,437	6,183
Total equity	6,307,427	5,968,152
Total liabilities and equity	$20,365,280	$17,576,690
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$911,008	$1,099,193
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	187,054	170,631
Amortization	203,895	160,170
Share incentive plan compensation	91,857	84,525
Deferred income taxes	9,954	33,279
Foreign currency transaction (gain) loss	(13,040)	5,054
(Gain) loss on plant and equipment and intangible assets	(5,194)	3,993
Loss on sale of businesses	—	623
Loss on marketable securities	434	4,487
Gain on investments	(1,849)	(4,175)
Other	14,303	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	173,310	8,144
Inventories	(8,019)	(132,137)
Prepaid expenses and other	21,783	(29,990)
Other assets	(13,268)	(12,579)
Accounts payable, trade	(53,875)	(949)
Accrued payrolls and other compensation	(68,091)	(41,163)
Accrued domestic and foreign taxes	(19,985)	(10,911)
Other accrued liabilities	(82,896)	7,235
Pensions and other postretirement benefits	36,229	(180,893)
Other liabilities	(92,751)	(71,940)
Net cash provided by operating activities	1,290,859	1,092,597
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash of $82,192 in 2020 and $690 in 2019)	(5,076,064)	(2,042)
Capital expenditures	(182,502)	(145,071)
Proceeds from sale of plant and equipment	25,398	37,158
Proceeds from sale of businesses	—	19,540
Purchases of marketable securities and other investments	(191,277)	(51,736)
Maturities and sales of marketable securities and other investments	249,306	25,103
Other	129,938	953
Net cash used in investing activities	(5,045,201)	(116,095)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,459	1,089
Payments for common shares	(194,633)	(770,909)
Proceeds from notes payable, net	362,346	478,952
Proceeds from long-term borrowings	1,721,211	1
Payments for long-term borrowings	(278,347)	(100,311)
Dividends paid	(340,291)	(299,006)
Net cash provided by (used in) financing activities	1,272,745	(690,184)
Effect of exchange rate changes on cash	(40,553)	(9,726)
Net (decrease) increase in cash and cash equivalents	(2,522,150)	276,592
Cash and cash equivalents at beginning of year	3,219,767	822,137
Cash and cash equivalents at end of period	$697,617	$1,098,729
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net sales
Diversified Industrial:
North America	$1,775,578	$1,750,554	$5,016,035	$5,063,657
International	1,182,273	1,284,866	3,408,207	3,742,311
Aerospace Systems	744,581	652,098	2,110,675	1,832,889
Total net sales	$3,702,432	$3,687,518	$10,534,917	$10,638,857
Segment operating income
Diversified Industrial:
North America	$279,628	$287,526	$766,159	$820,411
International	176,954	208,707	499,343	603,886
Aerospace Systems	127,440	134,789	371,459	366,107
Total segment operating income	584,022	631,022	1,636,961	1,790,404
Corporate general and administrative expenses	48,342	32,802	132,904	147,017
Income before interest expense and other expense	535,680	598,220	1,504,057	1,643,387
Interest expense	80,765	48,209	233,612	140,066
Other expense	758	20,811	128,386	83,244
Income before income taxes	$454,157	$529,200	$1,142,059	$1,420,077

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2020, the results of operations for the three and nine months ended March 31, 2020 and 2019 and cash flows for the nine months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2019 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
The outbreak of novel coronavirus ("COVID-19") around the world has created significant uncertainty in the global economic environment. While the recent outbreak of COVID-19 did not have a material adverse effect on our reported results for our fiscal third quarter, we are actively monitoring the impact of the COVID-19 outbreak, which we expect will negatively impact our business and results of operations for our fiscal fourth quarter and beyond. The ultimate extent to which our business and results of operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted at this time, including among other things, new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or mitigate its economic, public health and other impacts.
The Company has evaluated subsequent events that occurred through the date these financial statements were issued. There were no other events that occurred that required adjustment to or disclosure in these financial statements.

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
Diversified Industrial Segment revenues by technology platform:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Motion Systems	$778,840	$899,948	$2,297,961	$2,615,878
Flow and Process Control	1,015,430	1,105,176	2,969,033	3,181,440
Filtration and Engineered Materials	1,163,581	1,030,296	3,157,248	3,008,650
Total	$2,957,851	$3,035,420	$8,424,242	$8,805,968

Aerospace Systems Segment revenues by product platform:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Flight Control Actuation	$175,871	$191,664	$529,553	$544,270
Fuel, Inerting and Engine Motion Control	159,837	165,642	471,525	466,950
Hydraulics	114,763	123,416	333,523	334,806
Engine Components	181,173	71,779	454,572	207,812
Airframe and Engine Fluid Conveyance	83,555	79,299	247,356	218,371
Other	29,382	20,298	74,146	60,680
Total	$744,581	$652,098	$2,110,675	$1,832,889
Total Company revenues by geographic region based on the Company's selling operation's location:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
North America	$2,507,566	$2,398,975	$7,107,655	$6,893,872
Europe	726,577	786,123	2,018,301	2,226,983
Asia Pacific	430,500	458,122	1,292,054	1,385,736
Latin America	37,789	44,298	116,907	132,266
Total	$3,702,432	$3,687,518	$10,534,917	$10,638,857

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

Total contract assets and contract liabilities are as follows:

	March 31, 2020	June 30, 2019
Contract assets, current (included within Prepaid expenses and other)	$27,793	$22,726
Contract assets, noncurrent (included within Investments and other assets)	1,476	1,301
Total contract assets	29,269	24,027
Contract liabilities, current (included within Other accrued liabilities)	(66,374)	(64,668)
Contract liabilities, noncurrent (included within Other liabilities)	(3,438)	(421)
Total contract liabilities	(69,812)	(65,089)
Net contract liabilities	$(40,543)	$(41,062)

At March 31, 2020, the change in net contract liabilities was primarily due to timing differences between when revenue was recognized and the receipt of advance payments. During the nine months ended March 31, 2020, approximately $29 million of revenue was recognized that was included in the contract liabilities at June 30, 2019.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at March 31, 2020 was $5,543 million, of which approximately 87 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.

4. Acquisitions

On October 29, 2019, we completed the acquisition of a 100 percent equity interest in LORD Corporation ("Lord") for approximately $3,455 million in cash, including the assumption of debt. On September 16, 2019, we completed the acquisition of a 100 percent equity interest in EMFCO Holdings Incorporated, parent company of Exotic Metals Forming Company LLC ("Exotic") for approximately $1,706 million in cash.
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

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The following presents the preliminary estimated fair values of Lord and Exotic's assets acquired and liabilities assumed on the respective acquisition dates. These preliminary estimates are based on available information and will be revised during the measurement period, not to exceed 12 months from the acquisition date, as third-party valuations are finalized, additional information becomes available and as additional analysis is performed. Such revisions may have a material impact on our results of operations and financial position within the measurement period. During the current-year quarter and first nine months of fiscal 2020, these revisions, which primarily impacted intangible assets, goodwill, deferred income taxes, other liabilities, and plant and equipment, did not have a material impact on our financial statements.

Purchase price allocation by acquisition:

	Lord	Exotic
	October 29, 2019	September 16, 2019
Assets:
Cash and cash equivalents	$74,013	$8,179
Accounts receivable	156,541	81,336
Inventories	248,600	114,661
Prepaid expenses and other	24,160	1,343
Plant and equipment	406,553	178,393
Deferred income taxes	—	2,057
Other assets	42,220	1,226
Intangible assets	1,449,860	874,470
Goodwill	1,955,618	503,725
Total assets acquired	4,357,565	1,765,390
Liabilities:
Notes payable and long-term debt payable within one year	403	—
Accounts payable, trade	56,186	23,176
Accrued payrolls and other compensation	57,433	8,863
Accrued domestic and foreign taxes	4,498	2,123
Other accrued liabilities	87,810	25,662
Long-term debt	221,161	—
Pensions and other postretirement benefits	115,265	—
Deferred income taxes	299,634	—
Other liabilities	53,470	—
Noncontrolling interests	6,262	—
Total liabilities and noncontrolling interests assumed	902,122	59,824
Net assets acquired	$3,455,443	$1,705,566

Goodwill is calculated as the excess of the purchase price over the net assets acquired. With respect to the Lord and Exotic acquisitions, goodwill represents cost synergies and enhancements to our existing technologies. For tax purposes, Lord's goodwill is not deductible and Exotic's goodwill is deductible. Based upon a preliminary acquisition valuation, intangibles acquired as part of the Exotic acquisition include $502,470 of customer-related intangible assets, $281,400 of patents and technology and $90,600 of trademarks, with weighted average estimated useful lives of 18, 20 and 20 years, respectively. Similarly, the Lord acquisition includes $872,390 of customer-related intangible assets, $458,030 of patents and technology and $119,440 of trademarks, with weighted average estimated useful lives of 13, 21 and 20 years, respectively.

Our consolidated financial statements include the results of operations of Lord and Exotic from their respective acquisition dates through March 31, 2020. Net sales attributable to these acquisitions during this period and included in our consolidated financial statements for the three and nine months ended March 31, 2020 total $343,400 and $650,588, respectively. Segment operating income (loss) attributable to these acquisitions during this period and included in our consolidated financial statements for the three and nine months ended March 31, 2020 total $15,550 and $(4,270), respectively.

Acquisition-related transaction costs totaled $114,777 for fiscal 2020. These costs are included in selling, general and administrative expenses in the Consolidated Statement of Income.

5. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Numerator:
Net income attributable to common shareholders	$367,253	$411,248	$910,625	$1,098,696
Denominator:
Basic - weighted average common shares	128,289,720	128,706,137	128,383,549	130,476,355
Increase in weighted average common shares from dilutive effect of equity-based awards	1,456,827	2,178,831	1,479,266	2,022,021
Diluted - weighted average common shares, assuming exercise of equity-based awards	129,746,547	130,884,968	129,862,815	132,498,376
Basic earnings per share	$2.86	$3.20	$7.09	$8.42
Diluted earnings per share	$2.83	$3.14	$7.01	$8.29

For the three months ended March 31, 2020 and 2019, 753,028 and 833,239 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended March 31, 2020 and 2019, 516,067 and 925,721 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
6. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. There is no expiration date for this program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. During the three months ended March 31, 2020, we repurchased 263,200 shares at an average price, including commissions, of $177.69 per share. During the nine months ended March 31, 2020, we repurchased 818,581 shares at an average price, including commissions, of $179.29 per share. In March 2020, the Company suspended the share repurchase program in response to business uncertainty resulting from the COVID-19 pandemic.

7. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. Receivables are written off to bad debt primarily when, in the judgment of the Company, the receivable is deemed to be uncollectible due to the insolvency of the debtor. Allowance for doubtful accounts was $11,190 and $8,874 at March 31, 2020 and June 30, 2019, respectively.

8. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2020	June 30, 2019
Notes receivable	$116,722	$147,719
Accounts receivable, other	205,465	162,989
Total	$322,187	$310,708

9. Inventories

The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2020	June 30, 2019
Finished products	$761,834	$663,068
Work in process	968,206	850,778
Raw materials	281,327	164,286
Total	$2,011,367	$1,678,132

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

The components of lease expense are as follows:

	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Operating lease expense	$13,218	$38,048
Short-term lease cost	1,814	6,248
Variable lease cost	999	3,958
Total lease cost	$16,031	$48,254

Supplemental cash flow information related to operating leases are as follows:

	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$12,522	$37,104
Right-of-use assets obtained in exchange for operating lease obligations	3,262	29,209

Supplemental balance sheet information related to operating leases is as follows:

March 31, 2020
Operating lease right-of-use assets (included within Investments and other assets)	$137,665

Current operating lease liabilities (included within Other accrued liabilities)	$40,866
Long-term operating lease liabilities (included within Other liabilities)	97,317
Total operating lease liabilities	$138,183

Weighted average remaining lease term	5.3 years
Weighted average discount rate	2.1%

Maturities of lease liabilities at March 31, 2020 are as follows:

Operating Leases
2020	$11,818
2021	40,886
2022	29,494
2023	19,666
2024	12,377
Thereafter	32,548
Total operating lease payments	$146,789
Less imputed interest	8,606
Total operating lease liabilities	$138,183

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
Business realignment and Clarcor acquisition integration charges presented in the Business Segment Information are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Diversified Industrial	$12,720	$4,599	$27,112	$20,539
Aerospace Systems	613	—	658	—
Corporate general and administrative expenses	71	—	193	—
Other expense	50	—	50	275
Workforce reductions in connection with business realignment and Clarcor acquisition integration charges in the Business Segment Information are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Diversified Industrial	336	144	1,154	509
Aerospace Systems	34	—	50	—
Corporate general and administrative expenses	3	—	8	—

The business realignment and Clarcor acquisition integration charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Cost of sales	$10,201	$2,804	$21,225	$10,872
Selling, general and administrative expenses	3,203	1,795	6,738	9,667
Other (income), net	50	—	50	275

During the first nine months of fiscal 2020, approximately $25 million in payments were made relating to business realignment and Clarcor acquisition integration charges. Remaining payments related to current-year and prior-year business realignment and acquisition integration actions of approximately $14 million, a majority of which are expected to be paid by March 31, 2021, are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment described above, the timing and amount of which are not known at this time.
We also incurred the following acquisition integration charges related to the Lord and Exotic acquisitions:

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2020	2020
Diversified Industrial	$8,364	$18,503
Aerospace Systems	486	1,570

These charges are primarily included in selling, general and administrative expenses within the Consolidated Statement of Income.

12. Equity

Changes in equity for the three months ended March 31, 2020 and 2019 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$90,523	$455,862	$13,094,252	$(1,945,732)	$(5,364,730)	$12,326	$6,342,501
Net income			367,253			116	367,369
Other comprehensive income (loss)				(249,730)		(960)	(250,690)
Dividends paid ($0.88 per share)			(113,214)			(52)	(113,266)
Stock incentive plan activity		(3,705)			11,978		8,273
Acquisition activity						7	7
Shares purchased at cost					(46,767)		(46,767)
Balance at March 31, 2020	$90,523	$452,157	$13,348,291	$(2,195,462)	$(5,399,519)	$11,437	$6,307,427

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$90,523	$521,854	$12,114,448	$(1,795,497)	$(5,116,119)	$5,957	$5,821,166
Net income			411,248			133	411,381
Other comprehensive income (loss)				66,582		44	66,626
Dividends paid ($0.76 per share)			(98,484)			(64)	(98,548)
Stock incentive plan activity		7,289			8,134		15,423
Shares purchased at cost					(200,000)		(200,000)
Balance at March 31, 2019	$90,523	$529,143	$12,427,212	$(1,728,915)	$(5,307,985)	$6,070	$6,016,048

Changes in equity for the nine months ended March 31, 2020 and 2019 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2019	$90,523	$462,086	$12,777,538	$(2,059,048)	$(5,309,130)	$6,183	$5,968,152
Net income			910,625			383	911,008
Other comprehensive income (loss)				(136,414)		(972)	(137,386)
Dividends paid ($2.64 per share)			(339,872)			(419)	(340,291)
Stock incentive plan activity		(9,929)			56,378		46,449
Acquisition activity						6,262	6,262
Shares purchased at cost					(146,767)		(146,767)
Balance at March 31, 2020	$90,523	$452,157	$13,348,291	$(2,195,462)	$(5,399,519)	$11,437	$6,307,427

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2018	$90,523	$496,592	$11,625,975	$(1,763,086)	$(4,590,138)	$5,627	$5,865,493
Impact of adoption of accounting standards			1,483	(1,734)			(251)
Net income			1,098,696			497	1,099,193
Other comprehensive income (loss)				35,905		10	35,915
Dividends paid ($2.28 per share)			(298,942)			(64)	(299,006)
Stock incentive plan activity		32,551			32,153		64,704
Shares purchased at cost					(750,000)		(750,000)
Balance at March 31, 2019	$90,523	$529,143	$12,427,212	$(1,728,915)	$(5,307,985)	$6,070	$6,016,048

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the nine months ended March 31, 2020 and 2019 are as follows:

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2019	$(1,011,656)	$(1,047,392)	$(2,059,048)
Other comprehensive income (loss) before reclassifications	(232,981)	—	(232,981)
Amounts reclassified from accumulated other comprehensive (loss)	—	96,567	96,567
Balance at March 31, 2020	$(1,244,637)	$(950,825)	$(2,195,462)

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2018	$(943,477)	$(819,609)	$(1,763,086)
Impact of adoption of ASU 2016-01	(1,734)	—	(1,734)
Other comprehensive income (loss) before reclassifications	(39,887)	—	(39,887)
Amounts reclassified from accumulated other comprehensive (loss)	3,578	72,214	75,792
Balance at March 31, 2019	$(981,520)	$(747,395)	$(1,728,915)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three and nine months ended March 31, 2020 and 2019 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,385)	$(4,152)	Other (income), net
Recognized actuarial loss	(41,154)	(123,342)	Other (income), net
Total before tax	(42,539)	(127,494)
Tax benefit	10,414	30,927
Net of tax	$(32,125)	$(96,567)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2019
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,639)	$(4,932)	Other (income), net
Recognized actuarial loss	(29,763)	(89,756)	Other (income), net
Total before tax	(31,402)	(94,688)
Tax benefit	7,588	22,474
Net of tax	$(23,814)	$(72,214)

13. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the nine months ended March 31, 2020 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2019	$5,355,165	$98,640	$5,453,805
Acquisitions	1,955,561	503,782	2,459,343
Foreign currency translation and other	(83,361)	(8)	(83,369)
Balance at March 31, 2020	$7,227,365	$602,414	$7,829,779

The acquisitions line represents the goodwill allocation during the measurement period subsequent to the applicable acquisition date. Refer to Note 4 for further discussion.
Goodwill is tested for impairment at the reporting unit level annually and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. At December 31, 2019, the Company performed its fiscal 2020 annual goodwill impairment test, which indicated no impairment existed. We did not identify any events or circumstances during the third quarter of fiscal 2020 that required performance of an interim impairment test. However, the effects of COVID-19 on the global economy, including further market disruption, lack of economic recovery or lower than anticipated customer demand, may require the performance of an interim impairment test in future periods.

Intangible assets are amortized on the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	March 31, 2020		June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$990,716	$149,247	$265,644	$130,233
Trademarks	747,536	274,704	542,573	252,388
Customer lists and other	3,785,333	1,217,807	2,435,461	1,077,780
Total	$5,523,585	$1,641,758	$3,243,678	$1,460,401

Total intangible amortization expense for the nine months ended March 31, 2020 was $203,895. The estimated amortization expense for the five years ending June 30, 2020 through 2024 is $276,591, $313,434, $307,402, $296,337 and $290,718, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred during the nine months ended March 31, 2020.

14. Retirement benefits
Net pension benefit expense recognized included the following components:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Service cost	$20,967	$19,126	$61,965	$57,618
Interest cost	36,389	40,124	106,233	120,541
Expected return on plan assets	(68,058)	(62,844)	(198,836)	(188,422)
Amortization of prior service cost	1,411	1,665	4,229	4,990
Amortization of net actuarial loss	41,200	29,988	123,540	89,973
Amortization of initial net obligation	4	4	13	13
Net pension benefit expense	$31,913	$28,063	$97,144	$84,713

During the three months ended March 31, 2020 and 2019, we recognized $169 and $114, respectively, in expense related to other postretirement benefits. During the nine months ended March 31, 2020 and 2019, we recognized $1,136 and $1,395, respectively, in expense related to other postretirement benefits. Components of retirement benefits expense, other than service cost, are included in other (income), net in the Consolidated Statement of Income.

15. Debt

In September 2019, the Company entered into and fully drew against a term loan with an aggregate principal amount of $925 million, which will mature in its entirety in September 2023. We used the proceeds to finance a portion of the purchase of the Exotic acquisition. In October 2019, we fully drew against the $800 million term loan, which will mature in its entirety in October 2022. We used the proceeds to finance a portion of the purchase of the Lord acquisition. At March 31, 2020, both term loans had an interest rate of LIBOR plus 112.5 bps. Interest payments are due quarterly.

In September 2019, we also amended and extended our existing multi-currency credit agreement, increasing its capacity to $2,500 million. The amended and extended credit agreement expires in September 2024. Commercial paper notes outstanding at March 31, 2020 and June 30, 2019 were $949 million and $586 million, respectively. Based on the Company’s rating level at March 31, 2020, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed .65 to 1.0. At March 31, 2020, our debt to debt-shareholders' equity ratio was .59 to 1.0. We are in compliance with all covenants set forth in the credit agreement and indentures.

16. Income taxes
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), a significant tax-and-spending package intended to provide economic stimulus to address the impact of the COVID-19 pandemic. While the Company continues to examine the impacts the CARES Act may have on its business, it does not expect it will have a material impact to its Consolidated Financial Statements.
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
As of March 31, 2020, the Company had gross unrecognized tax benefits of $81,717, all of which, if recognized, would impact the effective tax rate. The accrued interest related to the gross unrecognized tax benefits, excluded from the amount above, is $14,425. During the current-year quarter, the Company recorded the settlement of an examination with a foreign jurisdiction that resulted in a $74,057 decrease to the unrecognized tax benefit recorded on the Consolidated Balance Sheet. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $40,000 as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.

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

Gross unrealized gains and losses related to equity investments were not material as of March 31, 2020 and June 30, 2019. There were no facts or circumstances that indicated the unrealized losses were other than temporary.
The carrying value of long-term debt and estimated fair value of long-term debt are as follows:

	March 31, 2020	June 30, 2019
Carrying value of long-term debt	$8,257,273	$6,596,380
Estimated fair value of long-term debt	8,417,616	7,012,641

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
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.

The location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	March 31, 2020	June 30, 2019
Net investment hedges
Cross-currency swap contracts	Non-trade and notes receivable	$39,497	$—
Cross-currency swap contracts	Investments and other assets	—	24,545
Cash flow hedges
Forward exchange contracts	Non-trade and notes receivable	13,160	13,242
Forward exchange contracts	Other accrued liabilities	50,271	2,578
Costless collar contracts	Non-trade and notes receivable	6,559	457
Costless collar contracts	Other accrued liabilities	1,839	1,934

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
Net (losses) of $(48) million and net unrealized gains of $14 million relating to forward exchange contracts were recorded in the Consolidated Statement of Income for the three months ended March 31, 2020 and 2019, respectively. All other gains or losses on derivative financial instruments that were recorded in the Consolidated Statement of Income for the three and nine months ended March 31, 2020 and 2019 were not material.

Gains on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Cross-currency swap contracts	$5,821	$6,748	$12,372	$14,367
Foreign denominated debt	9,574	13,287	17,898	24,558

No portion of these financial instruments were excluded from the effectiveness testing during the nine months ended March 31, 2020 and 2019.

A summary of financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2020 and June 30, 2019 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$7,771	$7,771	$—	$—
Derivatives	59,216	—	59,216	—
Liabilities:
Derivatives	52,110	—	52,110	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$7,533	$7,533	$—	$—
Derivatives	38,244	—	38,244	—
Investments measured at net asset value	9,728
Liabilities:
Derivatives	4,512	—	4,512	—

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020
AND COMPARABLE PERIODS ENDED MARCH 31, 2019

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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	March 31, 2020	June 30, 2019	March 31, 2019
United States	49.1	50.6	55.3
Eurozone countries	44.5	47.6	47.5
China	50.1	49.4	50.8
Brazil	48.4	51.0	52.8
As of March 31, 2020, global aircraft miles flown decreased by approximately three percent and available revenue passenger miles decreased by approximately five percent from their comparable fiscal 2019 levels. The Company anticipates that U.S. Department of Defense spending with regard to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2020 will be approximately two percent higher than the comparable fiscal 2019 level.
Housing starts in March 2020 were approximately one percent higher than housing starts in March 2019 and approximately three percent lower than housing starts in June 2019, respectively.
In March 2020, the World Health Organization declared the recent outbreak of novel coronavirus ("COVID-19") a pandemic. Given the unpredictable nature of COVID-19's impact on the global economy, the statistics included above may not be reflective of recent or future activity.
While the COVID-19 outbreak did not have a material adverse effect on our reported results for our fiscal third quarter, we are actively monitoring the impact of the COVID-19 outbreak, which we expect will negatively impact our business and results of operations for our fiscal fourth quarter and beyond. For example, April 2020 orders are expected to be significantly down across the Company when compared to April 2019 orders. Disruption within the aerospace industry, which is facing the consequences of travel restrictions and considerably lower demand, is expected to be significant. The extent to which our business and results of operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted at this time, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or mitigate its economic, public health and other impacts.

We have taken immediate and aggressive action to minimize the spread of COVID-19 in our workplaces and are taking measures to preserve cash and reduce costs, including but not limited to, global salary reductions, reduced work schedules, elimination of discretionary spending, targeted restructuring and reducing capital expenditures. At the same time, we are appropriately addressing the ongoing needs of our business so that we may continue to serve our customers.
In the long-term, we believe many opportunities for profitable growth are available. The Company intends to focus primarily on business opportunities in the areas of energy, water, food, environment, defense, life sciences, infrastructure and transportation. We believe we can meet our strategic objectives by:

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
Acquisitions will be considered from time to time to the extent there is a strong strategic fit, while at the same time maintaining the Company’s strong financial position. During October 2019, we completed the acquisition of LORD Corporation ("Lord") for approximately $3,455 million in cash, including the assumption of debt. We also completed the acquisition of EMFCO Holdings Incorporated, parent company of Exotic Metals Forming Company LLC ("Exotic") for approximately $1,706 million in cash during September 2019. Refer to Note 4 to the Consolidated Financial Statements for further discussion of the acquisitions.
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

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2020	2019	2020	2019
Net sales	$3,702	$3,688	$10,535	$10,639
Gross profit margin	25.3%	25.0%	24.7%	25.1%
Selling, general and administrative expenses	$413	$361	$1,304	$1,152
Selling, general and administrative expenses, as a percent of sales	11.2%	9.8%	12.4%	10.8%
Interest expense	$81	$48	$234	$140
Other (income), net	$(13)	$(18)	$(74)	$(38)
Effective tax rate	19.1%	22.3%	20.2%	22.6%
Net income	$367	$411	$911	$1,099
Net income, as a percent of sales	9.9%	11.2%	8.6%	10.3%

Net sales for the current-year quarter remained flat compared to the prior-year quarter and decreased slightly during the first nine months of fiscal 2020 compared to the same prior-year period. Lower volume in the Diversified Industrial North American and International businesses and unfavorable changes in foreign currency exchange rates were offset by an increase in sales related to acquisitions. Acquisitions made in the last 12 months contributed approximately $343 million and $651 million in net sales during the current-year quarter and first nine months of fiscal 2020, respectively. The effect of currency rate changes decreased net sales by approximately $56 million in the current-year quarter, which was primarily comprised of a $50 million decrease in the Diversified Industrial International businesses. During the first nine months of fiscal 2020, the effect of currency rate changes decreased net sales by approximately $123 million ($115 million of which was attributable to the Diversified Industrial International businesses).
Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased slightly in the current-year quarter as a decrease in gross profit margin in both the Aerospace Systems Segment and the Diversified Industrial International businesses was more than offset by an increase in the Diversified Industrial North American businesses and a net foreign currency transaction gain of $20 million in the current-year quarter. Gross profit margin decreased slightly during the first nine months of fiscal 2020 due to lower gross profit margin in the Diversified Industrial North American and International businesses and the Aerospace Systems Segment, partially offset by a net foreign currency transaction gain of $13 million during the first nine months of fiscal 2020. Acquisition-related expenses of $18 million and $69 million decreased gross profit margin in the current-year quarter and first nine months of fiscal 2020, respectively. Cost of sales for the current-year quarter and prior-year quarter included business realignment and acquisition integration charges of $11 million and $3 million, respectively, and $22 million and $11 million for the first nine months of fiscal 2020 and 2019, respectively.
Selling, general and administrative expenses ("SG&A") increased during the current-year quarter primarily due to an increase in intangible asset amortization expense related to the Lord and Exotic acquisitions and higher net expense associated with our deferred compensation programs as unfavorable market fluctuations related to investments associated with these programs were partially offset by favorable changes in the related liabilities. SG&A in the current-year quarter benefited from lower research and development spending. During the first nine months of fiscal 2020, SG&A increased primarily due to acquisition-related transaction costs of $115 million and an increase in intangible asset amortization expense associated with the current-year acquisitions. During the first nine months of fiscal 2020, SG&A benefited from lower research and development expense and favorable market fluctuations in deferred compensation program liabilities, partially offset by unfavorable changes in the associated investments. SG&A included business realignment and acquisition integration charges of $12 million and $2 million for the current-year and prior-year quarter, respectively, and $26 million and $10 million for the first nine months of fiscal 2020 and 2019, respectively.
Interest expense for the current-year quarter and first nine months of fiscal 2020 increased from the comparable prior-year periods primarily due to higher average debt outstanding.
Other (income), net included the following:

(dollars in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
Expense (income)	2020	2019	2020	2019
Income related to equity method investments	$(23)	$(22)	$(67)	$(68)
Non-service components of retirement benefit cost	11	9	36	28
(Gain) loss on disposal of assets and divestitures	(1)	1	(5)	5
Interest income	(3)	(4)	(29)	(11)
Other items, net	3	(2)	(9)	8
	$(13)	$(18)	$(74)	$(38)

Effective tax rates for the current-year quarter and the first nine months of fiscal 2020 were lower than the comparable prior-year periods primarily due to an overall increase in discrete tax benefits primarily related to a favorable resolution of a foreign examination in the current-year quarter and stock-based awards for the first nine months of fiscal 2020.

BUSINESS SEGMENT INFORMATION
Diversified Industrial Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2020	2019	2020	2019
Net sales
North America	$1,776	$1,751	$5,016	$5,064
International	1,182	1,285	3,408	3,742
Operating income
North America	280	288	766	820
International	$177	$209	$499	$604
Operating margin
North America	15.7%	16.4%	15.3%	16.2%
International	15.0%	16.2%	14.7%	16.1%
Backlog	$2,384	$2,107	$2,384	$2,107

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period versus the comparable prior-year period:

	Period Ending March 31, 2020
	Three Months	Nine Months
Diversified Industrial North America – as reported	1.4%	(0.9)%
Acquisitions	8.9%	5.4%
Currency	(0.4)%	—%
Diversified Industrial North America – without acquisitions and currency	(7.1)%	(6.3)%

Diversified Industrial International – as reported	(8.0)%	(8.9)%
Acquisitions	6.2%	3.6%
Currency	(4.0)%	(3.1)%
Diversified Industrial International – without acquisitions and currency	(10.2)%	(9.4)%

Total Diversified Industrial Segment – as reported	(2.6)%	(4.3)%
Acquisitions	7.7%	4.7%
Currency	(1.8)%	(1.4)%
Total Diversified Industrial Segment – without acquisitions and currency	(8.5)%	(7.6)%
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
Sales in the Diversified Industrial North American businesses increased 1.4 percent during the current-year quarter and decreased 0.9 percent during the first nine months of fiscal 2020. The effect of acquisitions increased sales by approximately $155 million and $275 million in the current-year quarter and first nine months of fiscal 2020, respectively. The effect of currency exchange rates did not have a significant impact on sales in the current-year quarter and first nine months of fiscal 2020. Excluding the effects of acquisitions and changes in the currency exchange rates, Diversified Industrial North American sales for the current-year quarter and first nine months of fiscal 2020 decreased primarily due to lower demand from distributors and end users in virtually all markets, including the construction equipment, engines, heavy-duty truck, cars and light truck, farm and agriculture, general industrial machinery and oil and gas markets.
Sales in the current-year quarter and first nine months of fiscal 2020 for the Diversified Industrial International operations decreased 8.0 percent and 8.9 percent from the prior-year quarter and first nine months of fiscal 2019, respectively. The effect of acquisitions increased sales by approximately $79 million and $135 million in the current-year quarter and first nine months of fiscal 2020, respectively. The effect of currency exchange rates decreased sales by approximately $50 million and $115 million from the prior-year quarter and first nine months of fiscal 2019, respectively. Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial International sales for the current-year quarter and first nine months of fiscal 2020 decreased primarily due to lower demand from distributors and end users in both the mobile and industrial markets. During both the current-year quarter and first nine months of fiscal 2020, Europe and the Asia Pacific region accounted for approximately 56 percent and 42 percent, respectively, of the decrease in sales, while Latin America contributed the remainder of the change.
Within Europe, the decrease in sales for both the current-year quarter and first nine months of fiscal 2020 was primarily due to lower demand from distributors and end users in the general industrial machinery, construction equipment, machine tool, heavy-duty truck and material handling markets.
Within the Asia Pacific region, the decrease in current-year quarter sales and first nine months of fiscal 2020 was primarily due to lower demand from distributors and end users in the construction equipment, railroad equipment, telecommunications and industrial machinery markets. This decrease was partially offset by an increase in end-user demand in the mining, oil and gas and semiconductor markets. The impact of COVID-19 on business conditions in the Asia Pacific region also contributed to lower sales in the current-year quarter.
The decrease in sales in Latin America for the current-year quarter and first nine months of fiscal 2020 was primarily due to lower demand from distributors and end users in the construction equipment and material handling markets, partially offset by an increase in end-user demand in the oil and gas market.
Diversified Industrial Segment operating margins within the North American businesses decreased in the current-year quarter and first nine months of fiscal 2020 primarily due to lower sales volume, acquisition-related expenses, higher intangible asset amortization expense and higher restructuring and acquisition integration charges, partially offset by benefits from simplification, restructuring and acquisition integration activities, favorable product mix, prior-year pricing actions and lower raw material costs.
Diversified Industrial Segment operating margins within the International businesses decreased in the current-year quarter and first nine months of fiscal 2020 primarily due to lower sales volume, acquisition-related expenses, higher intangible asset amortization expense and higher restructuring and acquisition integration charges. Benefits from simplification, restructuring and acquisition integration activities, prior-year pricing actions and favorable product mix partially offset the decrease in margins.

The following business realignment and acquisition integration charges are included in Diversified Industrial North American and Diversified Industrial International operating income:

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2020	2019	2020	2019
Diversified Industrial North America	$10	$2	$23	$10
Diversified Industrial International	12	3	23	10

The business realignment charges primarily consist of severance costs related to actions taken under the Company's simplification initiative implemented by operating units throughout the world as well as plant closures. Current-year acquisition integration charges relate to the Lord acquisition. Prior-year acquisition integration charges relate to the fiscal 2017 acquisition of CLARCOR Inc. ("Clarcor"). Business realignment and acquisition integration charges within the Diversified Industrial International businesses were primarily incurred in Europe. We believe the cost savings realized from the workforce reduction measures taken during the first nine months of fiscal 2020 will positively impact our operating income. We expect to continue to take actions necessary to integrate acquisitions and structure appropriately the operations of the Diversified Industrial Segment, especially in light of the rapidly changing business conditions resulting from the COVID-19 pandemic. We currently anticipate incurring approximately $25 million of additional business realignment and acquisition integration charges in the remainder of fiscal 2020, a majority of which relates to actions taken in response to business conditions resulting from COVID-19. However, continually changing business conditions could impact the ultimate costs we incur.
Diversified Industrial Segment backlog as of March 31, 2020 increased from the prior-year quarter primarily due to the addition of the Lord backlog in the current fiscal year and orders exceeding shipments in the International businesses, partially offset by shipments exceeding orders in the North American businesses. Within the International businesses, orders exceeding shipments in the Asia Pacific region were partially offset by shipments exceeding orders in Europe and Latin America.

As of March 31, 2020, Diversified Industrial Segment backlog increased compared to the June 30, 2019 amount of $2,011 million primarily due to the addition of Lord backlog during the current fiscal year. Excluding the impact of Lord, backlog in the Diversified Industrial Segment remained flat as as shipments exceeding orders in the North American businesses were offset by orders exceeding shipments in the International businesses. Within the International businesses, the Asia Pacific region and Europe accounted for approximately 85 percent and 15 percent of the increase, respectively.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Aerospace Systems Segment

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in millions)	2020	2019	2020	2019
Net sales	$745	$652	$2,111	$1,833
Operating income	$127	$135	$371	$366
Operating margin	17.1%	20.7%	17.6%	20.0%
Backlog	$3,159	$2,134	$3,159	$2,134
The increase in net sales in the Aerospace Systems Segment for the current-year quarter and first nine months of fiscal 2020 was primarily due to acquisitions, which contributed approximately $109 million and $241 million in net sales during the current-year quarter and first nine months of fiscal 2020, respectively. In the current-year quarter, the increase in net sales from acquisitions and higher volume in the military and commercial aftermarket businesses was partially offset by lower volume in the commercial and military original equipment manufacturer ("OEM") businesses. During the first nine months of fiscal 2020, net sales benefited from higher volume in the commercial and military aftermarket and military OEM businesses, partially offset by lower volume in the commercial OEM business. Net sales in the current-year quarter were negatively impacted by the halt in production of the Boeing 737 MAX in January 2020, while the first nine months of fiscal 2020 were impacted by both the production rate reduction and production halt of the aircraft.
Operating margin decreased during the current-year quarter and first nine months of fiscal 2020 compared to the prior-year periods primarily due to acquisition-related expenses, acquisition integration charges and higher intangible amortization expense. Higher engineering development expenses in the current-year quarter and the halt in production of the Boeing 737 MAX also contributed to lower operating margin. Operating margin benefited from higher military and commercial aftermarket volume in both the current-year quarter and first nine months of fiscal 2020 and favorable OEM product mix during the first nine months of fiscal 2020.
As a result of the rapidly changing business conditions due to the COVID-19 pandemic, we expect to take the actions necessary to structure appropriately the operations of the Aerospace Systems Segment. These actions are expected to result in approximately $27 million of additional business realignment charges in the remainder of fiscal 2020. However, continually changing business conditions could impact the ultimate costs we incur.
The increase in backlog from both the prior-year quarter and June 30, 2019 amount of $2,209 million is primarily due to the addition of the Exotic backlog in the first nine months of fiscal 2020. Orders exceeding shipments in the military and commercial OEM and military and commercial aftermarket businesses also contributed to the increase in backlog from the prior-year quarter and June 30, 2019 amounts. While orders exceeded shipments in all businesses, they were heavily weighted to the military businesses during the current-year quarter. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.

Corporate general and administrative expenses
Corporate general and administrative expenses were $48 million for the current-year quarter compared to $33 million in the prior-year quarter and were $133 million for the first nine months of fiscal 2020 compared to $147 million for the first nine months of fiscal 2019. Corporate general and administrative expenses were 1.3 percent of sales in both the current year-quarter and first nine months of fiscal 2020 compared to 0.9 percent and 1.4 percent of sales in the prior-year quarter and first nine months of fiscal 2019, respectively. Corporate general and administrative expenses increased in the current-year quarter primarily due to higher net expense associated with the Company's deferred compensation programs. Unfavorable market fluctuations related to investments associated with these programs were partially offset by favorable changes in the related liabilities. During the first nine months of fiscal 2020, corporate general and administrative expenses benefited from favorable market fluctuations in deferred compensation program liabilities, partially offset by unfavorable changes in the associated investments. The current-year quarter and first nine months of fiscal 2020 also experienced lower research and development spending.
Other expense (in the Business Segment Information) included the following:

(dollars in millions)	Three Months Ended March 31,		Nine Months Ended March 31,
Expense (income)	2020	2019	2020	2019
Foreign currency transaction	$(20)	$3	$(13)	$5
Stock-based compensation	7	8	45	44
Pensions	6	4	23	14
Acquisition expenses	—	—	115	—
(Gain) loss on disposal of assets and divestitures	(1)	1	(5)	5
Interest income	(3)	(4)	(29)	(11)
Other items, net	12	9	(8)	26
	$1	$21	$128	$83
Foreign currency transaction primarily relates to the impact of exchange rates on cash, marketable securities and other investments, forward contracts and intercompany transactions.

CONSOLIDATED BALANCE SHEET

(dollars in millions)	March 31, 2020	June 30, 2019
Cash	$790	$3,371
Trade accounts receivable, net	2,174	2,131
Inventories	2,011	1,678
Intangible assets, net	3,882	1,783
Goodwill	7,830	5,454
Notes payable and long-term debt payable within one year	1,035	587
Long-term debt	8,098	6,521
Shareholders’ equity	6,296	5,962
Working capital	$1,808	$4,521
Current ratio	1.5	2.4
Cash (comprised of cash and cash equivalents and marketable securities and other investments) includes $697 million and $975 million held by the Company's foreign subsidiaries at March 31, 2020 and June 30, 2019, respectively. The Company has determined it will no longer permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested.
Trade accounts receivable, net are receivables due from customers for sales of product. Days sales outstanding relating to trade accounts receivable was 54 days at March 31, 2020, and 53 days at June 30, 2019. We believe that our receivables are collectible and appropriate allowances for doubtful accounts have been recorded.

Inventories as of March 31, 2020 increased by $333 million (which includes an increase of $363 million from acquisitions and a decrease of $38 million from the effect of foreign currency translation). After consideration of the effects of acquisitions and foreign currency translation, inventories increased primarily due to an increase in the Aerospace Systems Segment, partially offset by a decrease in the Diversified Industrial Segment. Days supply of inventory on hand was 83 days at March 31, 2020, 69 days at June 30, 2019 and 71 days at March 31, 2019.
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
Long-term debt increased by $1,577 million primarily due to outstanding term loans related to the acquisition of Lord and Exotic. Refer to Note 15 to the Consolidated Financial Statements for further discussion.
Shareholders’ equity activity during the first nine months of fiscal 2020 included decreases of approximately $147 million and $233 million as a result of share repurchases and foreign currency translation, respectively.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended March 31,
(dollars in millions)	2020	2019
Cash provided by (used in):
Operating activities	$1,291	$1,093
Investing activities	(5,045)	(116)
Financing activities	1,273	(690)
Effect of exchange rates	(41)	(10)
Net (decrease) increase in cash and cash equivalents	$(2,522)	$277

Cash flows provided by operating activities for the first nine months of fiscal 2020 was higher than the first nine months of fiscal 2019 due to an increase in cash provided by working capital items. In addition, the first nine months of fiscal 2019 includes a $200 million discretionary pension contribution. We continue to focus on managing our inventory and other working capital requirements.
Cash flows used in investing activities increased primarily due to acquisition activity in the first nine months of fiscal 2020. It also includes $121 million of proceeds from the redemption of company-owned life insurance investments associated with the Company's deferred compensation programs during the current-year quarter.
Cash flows provided by financing activities for the first nine months of fiscal 2020 includes net commercial paper borrowings of $362 million compared to $479 million in the first nine months of fiscal 2019. Cash flows from financing activities in the first nine months of fiscal 2020 also includes proceeds from the $925 million and $800 million term loans related to the acquisition of Exotic and Lord, respectively. Refer to Note 15 to the Consolidated Financial Statements for further discussion.
Our goal is to maintain a strong investment-grade credit profile. The rating agencies periodically update our credit ratings as events occur. At March 31, 2020, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	BBB+
Moody's Investor Services, Inc.	Baa1
Standard & Poor's	BBB+
During the current-year quarter, we have taken several meaningful measures to strengthen our liquidity position in light of the COVID-19 pandemic, including limiting capital expenditures to safety-related issues and strategic investments, the suspension of our share repurchase program and other cost reduction efforts. Although we can not reasonably estimate the duration of the pandemic or its impact on our business, we believe these measures, as well as access to committed credit under our credit agreement, position the Company well to manage through the current economic uncertainty and capitalize on our position as the global leader in motion and control technologies as the economy recovers.

During September 2019, the Company amended and extended its existing multi-currency credit agreement, increasing its capacity to $2,500 million. As of March 31, 2020, the Company had $1,551 million available for borrowing under the credit agreement. The credit agreement expires in September 2024; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
As of March 31, 2020, the Company was authorized to sell up to $2,500 million of short-term commercial paper notes. As of March 31, 2020, $949 million of commercial paper notes were outstanding, and the largest amount of commercial paper notes outstanding during the current-year quarter was $1,537 million.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at March 31, 2020, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed .65 to 1.0. At March 31, 2020, the Company's debt to debt-shareholders' equity ratio was .59 to 1.0. We are in compliance and expect to remain in compliance with all covenants set forth in the credit agreement and indentures.
CRITICAL ACCOUNTING POLICIES
There were no material changes to our critical accounting policies as disclosed in Part II, Item 7 of our fiscal 2019 Annual Report on Form 10-K, except as follows:

Impairment of Goodwill - Goodwill is tested for impairment at the reporting unit level annually and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. At December 31, 2019, the Company performed its fiscal 2020 annual goodwill impairment test for each of its six reporting units, which are equivalent to its operating segments. The results of this test indicated that the fair value substantially exceeded carrying value for all reporting units.

Additionally, we did not identify any events or circumstances during the third quarter of fiscal 2020 that required performance of an interim impairment test. However, the affects of COVID-19 on the global economy, including further market disruption, lack of economic recovery or lower than anticipated customer demand, may require the performance of an interim impairment test in future periods.

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
Among other factors which may affect future performance are:

•
global economic and political factors, including the impact of the global outbreak of COVID-19 and governmental and other actions taken in response, manufacturing activity, air travel trends, currency exchange rates and monetary policy, trade policy and tariffs, difficulties entering new markets and general economic conditions such as inflation, deflation, interest rates and credit availability, as well as uncertainties associated with the timing and conditions surrounding the return to service of the Boeing 737 MAX;

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
As discussed elsewhere in this report, we expect the recent outbreak of COVID-19 to negatively impact our business and results of operations in the future.  As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to our results cannot be reasonably estimated, but could be material.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective.
In response to the COVID-19 pandemic, many of our team members began working from home during the third quarter of fiscal 2020. We are continually monitoring and assessing the changing business environment resulting from COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness. Management has taken measures to ensure that our disclosure controls and procedures and internal controls over financial reporting remained effective and were not materially affected during this period.
The Company acquired Lord and Exotic during October 2019 and September 2019, respectively, and is currently integrating their processes and internal controls. Except for the Lord and Exotic acquisitions, there were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PARKER-HANNIFIN CORPORATION
PART II - OTHER INFORMATION

ITEM 1A. Risk Factors.

The following disclosure modifies the discussion of certain risks and uncertainties previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019. In addition to the other information set forth in this report, you should carefully consider the other risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2019. The impact of COVID-19 may also exacerbate any of these risks, which could have a material effect on us.
The COVID-19 pandemic has disrupted our operations and could have a material adverse effect on our business and financial condition.
The COVID-19 pandemic, along with the response to the pandemic by governmental and other actors, has disrupted our operations and is expected to continue to negatively impact our operations in the future, which impact may be material. We have experienced, and may continue to experience, mandatory and voluntary facility closures in certain jurisdictions in which we operate. Furthermore, several of our customers have temporarily suspended operations and we have experienced less demand for our products. Disruptions to our customers in the aerospace industry, which is facing the consequences of travel restrictions and severely diminished demand, have been and are expected to continue to be especially acute. Additionally, the COVID-19 outbreak has, and could further, disrupt our supply chain. Facility closures or other restrictions, as well as supply chain disruptions, could materially adversely affect our ability to adequately staff, supply or otherwise maintain our operations. Moreover, because a large number of our employees have transitioned to working from home, we may be subject to increased vulnerability to cyber and other information technology risks. We have modified, and may further modify, our business practices in response to the risks and negative impacts associated with the COVID-19 pandemic. However, there can be no assurance that these measures will be temporary or successful.

The impact of the COVID-19 pandemic continues to evolve and its ultimate duration, severity and disruption to our business, customers and supply chain, and the related financial impact to us, cannot be accurately forecasted at this time. Should such disruption continue for an extended period, the adverse effect on our business, results of operations and financial condition could be more severe than previously anticipated. Additionally, continued weak economic conditions generally could result in impairment in value of our tangible or intangible assets. Furthermore, future public health crises are possible and could involve some or all of the risks discussed above.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2020 through January 31, 2020	81,700	$204.03	81,700	10,209,739
February 1, 2020 through February 29, 2020	73,000	$206.96	73,000	10,136,739
March 1, 2020 through March 31, 2020	108,500	$138.11	108,500	10,028,239
Total:	263,200		263,200

(1)
On October 22, 2014, the Company publicly announced that the Board of Directors increased the overall maximum number of shares authorized for repurchase under the Company's share repurchase program, first announced on August 16, 1990, so that, beginning on October 22, 2014, the maximum aggregate number of shares authorized for repurchase was 35 million shares. There is no limitation on the amount of shares that can be repurchased in a fiscal year. There is no expiration date for this program. In March 2020, the Company suspended the share repurchase program in response to business uncertainty resulting from the COVID-19 pandemic.

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
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended March 31, 2020 and 2019, (ii) Consolidated Statement of Income for the nine months ended March 31, 2020 and 2019, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iv) Consolidated Statement of Comprehensive Income for the nine months ended March 31, 2020 and 2019, (v) Consolidated Balance Sheet at March 31, 2020 and June 30, 2019, (vi) Consolidated Statement of Cash Flows for the nine months ended March 31, 2020 and 2019, and (vii) Notes to Consolidated Financial Statements for the nine months ended March 31, 2020.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Catherine A. Suever
Catherine A. Suever
Executive Vice President - Finance & Administration and
Chief Financial Officer

Date:	May 6, 2020