Form 10-Q
period 2020-09-30
PARKER HANNIFIN CORP
filed 2020-11-06
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Yes  ☐    No  ☒
Number of Common Shares outstanding at September 30, 2020: 128,800,244

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
Net sales	$3,230,540	$3,334,511
Cost of sales	2,384,328	2,479,741
Selling, general and administrative expenses	369,851	399,179
Interest expense	65,958	69,956
Other (income), net	(4,892)	(47,521)
Income before income taxes	415,295	433,156
Income taxes	93,578	94,115
Net income	321,717	339,041
Less: Noncontrolling interest in subsidiaries' earnings	308	143
Net income attributable to common shareholders	$321,409	$338,898

Earnings per share attributable to common shareholders:
Basic	$2.50	$2.64
Diluted	$2.47	$2.60
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
Net income	$321,717	$339,041
Less: Noncontrolling interests in subsidiaries' earnings	308	143
Net income attributable to common shareholders	321,409	338,898

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	130,682	(102,722)
Retirement benefits plan activity	40,152	31,026
Other comprehensive income (loss)	170,834	(71,696)
Less: Other comprehensive income (loss) for noncontrolling interests	431	(150)
Other comprehensive income (loss) attributable to common shareholders	170,403	(71,546)
Total comprehensive income attributable to common shareholders	$491,812	$267,352
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(Unaudited)

	September 30, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$742,394	$685,514
Marketable securities and other investments	33,463	70,805
Trade accounts receivable, net	1,860,324	1,854,398
Non-trade and notes receivable	273,991	244,870
Inventories	1,795,779	1,814,631
Prepaid expenses and other	163,533	214,986
Total current assets	4,869,484	4,885,204
Plant and equipment	5,902,279	5,810,681
Less: Accumulated depreciation	3,609,399	3,517,946
Plant and equipment, net	2,292,880	2,292,735
Deferred income taxes	129,751	126,839
Investments and other assets	778,591	764,563
Intangible assets, net	3,743,314	3,798,913
Goodwill	7,971,897	7,869,935
Total assets	$19,785,917	$19,738,189
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$884,450	$809,529
Accounts payable, trade	1,264,991	1,111,759
Accrued payrolls and other compensation	332,110	424,231
Accrued domestic and foreign taxes	196,429	195,314
Other accrued liabilities	650,243	607,540
Total current liabilities	3,328,223	3,148,373
Long-term debt	7,057,723	7,652,256
Pensions and other postretirement benefits	1,864,506	1,887,414
Deferred income taxes	413,891	382,528
Other liabilities	577,325	539,089
Total liabilities	13,241,668	13,609,660
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at September 30 and June 30	90,523	90,523
Additional capital	428,329	416,585
Retained earnings	13,738,533	13,530,666
Accumulated other comprehensive (loss)	(2,388,472)	(2,558,875)
Treasury shares, at cost; 52,245,884 shares at September 30 and 52,490,165 shares at June 30	(5,339,949)	(5,364,916)
Total shareholders’ equity	6,528,964	6,113,983
Noncontrolling interests	15,285	14,546
Total equity	6,544,249	6,128,529
Total liabilities and equity	$19,785,917	$19,738,189
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$321,717	$339,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	66,739	54,856
Amortization	81,703	54,215
Share incentive plan compensation	58,461	52,633
Deferred income taxes	11,558	(15,548)
Foreign currency transaction gain	(4,855)	(1,232)
Gain on plant and equipment	(498)	(10,269)
(Gain) loss on marketable securities	(340)	201
Gain on investments	(970)	(498)
Other	5,302	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	15,532	213,203
Inventories	39,918	(24,108)
Prepaid expenses and other	53,129	15,617
Other assets	(9,693)	(10,902)
Accounts payable, trade	138,900	(135,569)
Accrued payrolls and other compensation	(98,186)	(118,326)
Accrued domestic and foreign taxes	(2,209)	23,233
Other accrued liabilities	34,457	19,939
Pensions and other postretirement benefits	17,652	9,738
Other liabilities	9,057	(17,093)
Net cash provided by operating activities	737,374	449,131
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash of $8,179 in 2019)	—	(1,696,456)
Capital expenditures	(42,117)	(50,345)
Proceeds from sale of plant and equipment	6,590	19,284
Purchases of marketable securities and other investments	(10,726)	(159,984)
Maturities and sales of marketable securities and other investments	49,107	26,477
Other	1,054	8,070
Net cash provided by (used in) investing activities	3,908	(1,852,954)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	989	912
Payments for common shares	(22,739)	(72,897)
Proceeds from notes payable, net	114,400	1,104,246
Proceeds from long-term borrowings	—	922,934
Payments for long-term borrowings	(671,842)	(3,466)
Dividends paid	(113,542)	(113,352)
Net cash (used in) provided by financing activities	(692,734)	1,838,377
Effect of exchange rate changes on cash	8,332	(26,928)
Net increase in cash and cash equivalents	56,880	407,626
Cash and cash equivalents at beginning of year	685,514	3,219,767
Cash and cash equivalents at end of period	$742,394	$3,627,393
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

	Three Months Ended
	September 30,
	2020	2019
Net sales
Diversified Industrial:
North America	$1,528,111	$1,624,605
International	1,129,251	1,078,850
Aerospace Systems	573,178	631,056
Total net sales	$3,230,540	$3,334,511
Segment operating income
Diversified Industrial:
North America	$268,833	$275,192
International	186,901	168,573
Aerospace Systems	86,766	122,980
Total segment operating income	542,500	566,745
Corporate general and administrative expenses	36,735	48,902
Income before interest expense and other expense	505,765	517,843
Interest expense	65,958	69,956
Other expense	24,512	14,731
Income before income taxes	$415,295	$433,156

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts or as otherwise noted)

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2020, the results of operations for the three months ended September 30, 2020 and 2019 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2020 Annual Report on Form 10-K.
The novel coronavirus ("COVID-19") pandemic is having, and will likely continue to have, an adverse effect on our business, and its future impacts remain highly uncertain and unpredictable. Therefore, accounting estimates and assumptions may change over time in response to COVID-19 and may change materially in future periods. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
The Company has evaluated subsequent events that occurred through the date these financial statements were issued. During October 2020, we sold land for net proceeds of approximately $111 million, resulting in an after-tax gain of approximately $76 million.
2. New accounting pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. We adopted ASU 2016-13 on July 1, 2020. The adoption of this guidance, using the modified retrospective method, did not result in a cumulative-effect adjustment to retained earnings and did not have a material impact on the consolidated financial statements or related disclosures.
3. Revenue recognition
Revenue is derived primarily from the sale of products in a variety of mobile, industrial and aerospace markets. A majority of the Company’s revenues are recognized at a point in time. However, a portion of the Company’s revenues are recognized over time.
Diversified Industrial Segment revenues by technology platform:

	Three Months Ended
	September 30,
	2020	2019
Motion Systems	$657,141	$766,815
Flow and Process Control	924,125	1,011,354
Filtration and Engineered Materials	1,076,096	925,286
Total	$2,657,362	$2,703,455

Aerospace Systems Segment revenues by product platform:

	Three Months Ended
	September 30,
	2020	2019
Flight Control Actuation	$158,102	$173,259
Fuel, Inerting and Engine Motion Control	118,963	152,214
Hydraulics	75,918	108,375
Engine Components	149,037	93,794
Airframe and Engine Fluid Conveyance	47,362	84,678
Other	23,796	18,736
Total	$573,178	$631,056
Total Company revenues by geographic region based on the Company's selling operation's location:

	Three Months Ended
	September 30,
	2020	2019
North America	$2,096,165	$2,255,751
Europe	615,572	639,138
Asia Pacific	485,148	397,714
Latin America	33,655	41,908
Total	$3,230,540	$3,334,511

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
Total contract assets and contract liabilities are as follows:

	September 30, 2020	June 30, 2020
Contract assets, current (included within Prepaid expenses and other)	$31,169	$30,827
Contract assets, noncurrent (included within Investments and other assets)	2,098	1,497
Total contract assets	33,267	32,324
Contract liabilities, current (included within Other accrued liabilities)	(46,290)	(51,278)
Contract liabilities, noncurrent (included within Other liabilities)	(2,917)	(3,232)
Total contract liabilities	(49,207)	(54,510)
Net contract liabilities	$(15,940)	$(22,186)

At September 30, 2020, the change in net contract liabilities was primarily due to timing differences between when revenue was recognized and the receipt of advance payments. During the three months ended September 30, 2020, approximately $18 million of revenue was recognized that was included in the contract liabilities at June 30, 2020.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at September 30, 2020 was $5,064 million, of which approximately 85 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.

4. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2020 and 2019.

	Three Months Ended
	September 30,
	2020	2019
Numerator:
Net income attributable to common shareholders	$321,409	$338,898
Denominator:
Basic - weighted average common shares	128,707,745	128,463,992
Increase in weighted average common shares from dilutive effect of equity-based awards	1,586,478	1,666,084
Diluted - weighted average common shares, assuming exercise of equity-based awards	130,294,223	130,130,076

Basic earnings per share	$2.50	$2.64
Diluted earnings per share	$2.47	$2.60

For the three months ended September 30, 2020 and 2019, 530,438 and 1,097,639 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
5. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. We evaluate the collectibility of our receivables based on historical experience and current and forecasted economic conditions based on management's judgment. Additionally, receivables are written off to bad debt when management makes a final determination of uncollectibility. Allowance for credit losses was $16,893 and $11,644 at September 30, 2020 and June 30, 2020, respectively.
6. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2020	June 30, 2020
Notes receivable	$126,919	$97,370
Accounts receivable, other	147,072	147,500
Total	$273,991	$244,870

7. Inventories
The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2020	June 30, 2020
Finished products	$668,536	$694,577
Work in process	899,236	881,104
Raw materials	228,007	238,950
Total	$1,795,779	$1,814,631

8. Business realignment and acquisition integration charges
We incurred business realignment and acquisition integration charges in fiscal 2021 and 2020. During fiscal 2021, business realignment charges primarily consisted of actions taken to address the impact of COVID-19 on our business. In both fiscal 2021 and 2020, business realignment charges included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity as well as plant closures. A majority of the business realignment charges were incurred in North America and Europe. We believe the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges presented in the Business Segment Information are as follows:

	Three Months Ended
	September 30,
	2020	2019
Diversified Industrial	$10,572	$4,725
Aerospace Systems	3,951	(7)
Corporate general and administrative expenses	614	5
Other expense	564	—
Workforce reductions in connection with business realignment charges in the Business Segment Information are as follows:

	Three Months Ended
	September 30,
	2020	2019
Diversified Industrial	384	219
Aerospace Systems	240	—
Corporate general and administrative expenses	13	1

The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended
	September 30,
	2020	2019
Cost of sales	$12,150	$3,345
Selling, general and administrative expenses	2,987	1,378
Other (income), net	564	—

During the first three months of fiscal 2021, approximately $20 million in payments were made relating to business realignment charges. Remaining payments related to business realignment actions of approximately $18 million, a majority of which are expected to be paid by September 30, 2021, are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment described above, the timing and amount of which are not known at this time.
We also incurred the following acquisition integration charges related to the fiscal 2020 acquisitions of LORD Corporation ("Lord") and Exotic Metals Forming Company ("Exotic"):

	Three Months Ended
	September 30,
	2020	2019
Diversified Industrial	$3,615	$3,414
Aerospace Systems	332	595

These charges are primarily included in selling, general and administrative expenses within the Consolidated Statement of Income.

9. Equity

Changes in equity for the three months ended September 30, 2020 and 2019 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2020	$90,523	$416,585	$13,530,666	$(2,558,875)	$(5,364,916)	$14,546	$6,128,529
Net income			321,409			308	321,717
Other comprehensive income				170,403		431	170,834
Dividends paid ($0.88 per share)			(113,542)				(113,542)
Stock incentive plan activity		11,744			24,967		36,711
Balance at September 30, 2020	$90,523	$428,329	$13,738,533	$(2,388,472)	$(5,339,949)	$15,285	$6,544,249

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2019	$90,523	$462,086	$12,777,538	$(2,059,048)	$(5,309,130)	$6,183	$5,968,152
Net income			338,898			143	339,041
Other comprehensive (loss)				(71,546)		(150)	(71,696)
Dividends paid ($0.88 per share)			(113,352)				(113,352)
Stock incentive plan activity		2,354			28,293		30,647
Shares purchased at cost					(50,000)		(50,000)
Balance at September 30, 2019	$90,523	$464,440	$13,003,084	$(2,130,594)	$(5,330,837)	$6,176	$6,102,792

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the three months ended September 30, 2020 and 2019 are as follows:

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2020	$(1,193,937)	$(1,364,938)	$(2,558,875)
Other comprehensive income before reclassifications	130,251	—	130,251
Amounts reclassified from accumulated other comprehensive (loss)	—	40,152	40,152
Balance at September 30, 2020	$(1,063,686)	$(1,324,786)	$(2,388,472)

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2019	$(1,011,656)	$(1,047,392)	$(2,059,048)
Other comprehensive (loss) before reclassifications	(102,572)	—	(102,572)
Amounts reclassified from accumulated other comprehensive (loss)	—	31,026	31,026
Balance at September 30, 2019	$(1,114,228)	$(1,016,366)	$(2,130,594)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three months ended September 30, 2020 and 2019 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2020
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(818)	Other (income), net
Recognized actuarial loss	(52,265)	Other (income), net
Total before tax	(53,083)
Tax benefit	12,931
Net of tax	$(40,152)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2019
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,483)	Other (income), net
Recognized actuarial loss	(39,485)	Other (income), net
Total before tax	(40,968)
Tax benefit	9,942
Net of tax	$(31,026)

10. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the three months ended September 30, 2020 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2020	$7,267,573	$602,362	$7,869,935
Acquisitions	3,738	—	3,738
Foreign currency translation and other	98,211	13	98,224
Balance at September 30, 2020	$7,369,522	$602,375	$7,971,897

The acquisitions line represents adjustments to the Lord goodwill allocation during the measurement period subsequent to its acquisition date. The impact of these adjustments during the first three months of fiscal 2021 was immaterial to our results of operations and financial position. Lord's purchase price allocation remains preliminary at September 30, 2020. However, Exotic's purchase price allocation is complete.
We did not identify any events or circumstances during the first three months of fiscal 2021 that required performance of an interim goodwill impairment test. However, the effects of COVID-19 on the global economy, including further market disruption, lack of economic recovery or lower than anticipated customer demand, may require the performance of an interim goodwill impairment test in future periods.

Intangible assets are amortized using the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2020		June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$997,032	$176,937	$991,596	$162,528
Trademarks	755,486	299,342	748,326	285,197
Customer lists and other	3,830,936	1,363,861	3,791,505	1,284,789
Total	$5,583,454	$1,840,140	$5,531,427	$1,732,514

Total intangible amortization expense for the three months ended September 30, 2020 was $81,703. The estimated amortization expense for the five years ending June 30, 2021 through 2025 is $321,660, $306,295, $296,282, $286,998 and $272,899, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No intangible asset impairments occurred during the three months ended September 30, 2020.
11. Retirement benefits
Net pension benefit expense recognized included the following components:

	Three Months Ended
	September 30,
	2020	2019
Service cost	$22,810	$19,549
Interest cost	25,417	33,993
Expected return on plan assets	(66,402)	(63,895)
Amortization of prior service cost	843	1,509
Amortization of net actuarial loss	52,331	39,561
Amortization of initial net obligation	5	4
Net pension benefit expense	$35,004	$30,721

During the three months ended September 30, 2020 and 2019, we recognized $385 and $457, respectively, in expense related to other postretirement benefits. Components of retirement benefits expense, other than service cost, are included in other (income), net in the Consolidated Statement of Income.
12. Debt
During the first three months of fiscal 2021, the Company repaid the remaining $320 million balance of the $800 million term loan. Additionally, we made repayments of $352 million against the $925 million term loan, of which $539 million remains outstanding at September 30, 2020.
13. Income taxes
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), a significant tax-and-spending package intended to provide economic stimulus to address the impact of the COVID-19 pandemic. The CARES Act did not result in a material impact on our effective tax rate.
We file income tax returns in the United States and in various foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are open to assessment on our U.S. federal income tax returns by the Internal Revenue Service for fiscal years after 2013, and our state and local returns for fiscal years after 2013. We are also open to assessment for significant foreign jurisdictions for fiscal years after 2008. Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements.
As of September 30, 2020, we had gross unrecognized tax benefits of $91,592, all of which, if recognized, would impact the effective tax rate. The accrued interest related to the gross unrecognized tax benefits, excluded from the amount above, is $14,721. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $30,000 as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.
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

Marketable securities and other investments include deposits and equity investments. Deposits are recorded at cost, and equity investments are recorded at fair value. Changes in fair value related to equity investments are recorded in net income. Unrealized gains and losses related to equity investments were not material as of September 30, 2020 and 2019.
The carrying value of long-term debt and estimated fair value of long-term debt are as follows:

	September 30, 2020	June 30, 2020
Carrying value of long-term debt	$7,171,976	$7,809,541
Estimated fair value of long-term debt	8,139,320	8,574,401

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
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	September 30, 2020	June 30, 2020
Net investment hedges
Cross-currency swap contracts	Other liabilities	$52,257	$30,860
Cash flow hedges
Forward exchange contracts	Non-trade and notes receivable	12,873	5,311
Forward exchange contracts	Other accrued liabilities	1,491	3,474
Costless collar contracts	Non-trade and notes receivable	2,107	2,250
Costless collar contracts	Other accrued liabilities	4,721	661

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

Derivatives designated as hedges are adjusted to fair value by recording gains and losses through accumulated other comprehensive (loss) on the Consolidated Balance Sheet until the hedged item is recognized in earnings. We assess the effectiveness of the €359 million and ¥2,149 million cross-currency swap hedging instruments using the spot method. Under this method, the periodic interest settlements are recognized directly in earnings through interest expense.
Net gains of $20 million relating to forward exchange contracts were recorded within cost of sales in the Consolidated Statement of Income for the three months ended September 30, 2020. All other gains or losses on derivative financial instruments that were recorded in the Consolidated Statement of Income for the three months ended September 30, 2020 and 2019 were not material.

(Losses) gains on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) on the Consolidated Balance Sheet are as follows:

	Three Months Ended
	September 30,
	2020	2019
Cross-currency swap contracts	$(17,134)	$10,384
Foreign denominated debt	(25,727)	24,925

During the first three months of fiscal 2021, the periodic interest settlements related to the cross-currency swaps were not material. No portion of these financial instruments were excluded from the effectiveness testing during the three months ended September 30, 2019.
A summary of financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2020 and June 30, 2020 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$8,547	$8,547	$—	$—
Derivatives	14,980	—	14,980	—
Liabilities:
Derivatives	58,469	—	58,469	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$7,901	$7,901	$—	$—
Derivatives	7,561	—	7,561	—
Liabilities:
Derivatives	34,995	—	34,995	—

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2019

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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	September 30, 2020	June 30, 2020	September 30, 2019
United States	55.4	52.6	51.1
Eurozone countries	53.5	47.4	45.7
China	53.0	51.2	51.4
Brazil	64.9	51.6	53.4
At September 30, 2020, global aircraft miles flown decreased by approximately 55 percent and available revenue passenger miles decreased by approximately 64 percent from their comparable prior-year period. The Company anticipates that U.S. Department of Defense spending with regard to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2021 will be flat compared the fiscal 2020 level.
Housing starts in September 2020 were approximately 11 percent higher than housing starts in September 2019 and approximately 19 percent higher than housing starts in June 2020.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Given the unpredictable nature of COVID-19's impact on the global economy, the statistics included above may not be reflective of recent or future activity.
We are actively monitoring the impact of the COVID-19 pandemic, which has negatively impacted, and we expect will continue to negatively impact, our business and results of operations. Disruption within the aerospace industry, which is facing the consequences of travel restrictions and considerably lower demand, was significant and is expected to continue. The ultimate extent to which our business and results of operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted at this time, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or mitigate its economic, public health and other impacts.

We continue to prioritize the safety of our team members. To minimize the spread of COVID-19 in our workplaces, we implemented rigorous prevention, screening and hygiene protocols. Additionally, we are preserving cash and reducing costs through elimination of discretionary spending and targeted restructuring. Salary reductions and reduced work schedules remain in effect where warranted based on local business conditions. We continue to prioritize capital expenditures related to safety and strategic investments. At the same time, we are appropriately addressing the ongoing needs of our business so that we may continue to serve our customers.
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
Acquisitions will be considered from time to time to the extent there is a strong strategic fit, while at the same time maintaining the Company’s strong financial position. Additionally, we will continue to assess our existing businesses and may initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for the Company. Future business divestitures could have a negative effect on the Company’s results of operations.
The discussion below is structured to separately discuss the Consolidated Statement of Income, Business Segment Information, Consolidated Balance Sheet and Consolidated Statement of Cash Flows. As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,
(dollars in millions)	2020	2019
Net sales	$3,231	$3,335
Gross profit margin	26.2%	25.6%
Selling, general and administrative expenses	$370	$399
Selling, general and administrative expenses, as a percent of sales	11.4%	12.0%
Interest expense	$66	$70
Other (income), net	$(5)	$(48)
Effective tax rate	22.5%	21.7%
Net income	$322	$339
Net income, as a percent of sales	10.0%	10.2%

Net sales for the current-year quarter decreased compared to the prior-year quarter due to lower volume in all segments, partially offset by an increase in sales from acquisitions made within the last 12 months of $305 million. The effect of currency rate changes increased net sales by approximately $26 million in the current-year quarter, which was primarily comprised of a $30 million increase in the Diversified Industrial International businesses, partially offset by a decrease in the North American businesses.

Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased slightly in the current-year quarter as a decrease in gross profit margin in the Aerospace Systems Segment was more than offset by an increase in both the Diversified Industrial North American and Diversified Industrial International businesses. Cost of sales for the current-year and prior-year quarter included business realignment and acquisition integration charges of $12 million and $3 million, respectively.
Selling, general and administrative expenses ("SG&A") decreased during the current-year quarter primarily due to lower discretionary spending and wage and salary expense resulting from actions taken in response to current business conditions resulting from the COVID-19 pandemic. SG&A also benefited from the absence of acquisition-related expenses of $15 million, which were incurred in the prior-year quarter. These benefits were partially offset by higher intangible amortization expense related to prior-year acquisitions and higher stock compensation expense. SG&A included business realignment and acquisition integration charges of $7 million and $5 million for the current-year and prior-year quarter, respectively.
Interest expense for the current-year quarter decreased from the comparable prior-year period primarily due to lower average interest rates.
Other (income), net included the following:

(dollars in millions)	Three Months Ended September 30,
Expense (income)	2020	2019
Income related to equity method investments	$(9)	$(24)
Non-service components of retirement benefit cost	13	12
(Gain) on disposal of assets	—	(10)
Interest income	(2)	(18)
Other items, net	(7)	(8)
	$(5)	$(48)

Effective tax rate for the current-year quarter was higher than the comparable prior-year period primarily due to an overall decrease in discrete tax benefits for the first three months of fiscal 2021. The fiscal 2021 effective tax rate is expected to be approximately 23 percent.

BUSINESS SEGMENT INFORMATION
Diversified Industrial Segment

	Three Months Ended September 30,
(dollars in millions)	2020	2019
Net sales
North America	$1,528	$1,625
International	1,129	1,079
Operating income
North America	269	275
International	$187	$169
Operating margin
North America	17.6%	16.9%
International	16.6%	15.6%
Backlog	$2,201	$1,880

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period versus the comparable prior-year period:

Period Ending September 30, 2020
Three Months
Diversified Industrial North America – as reported	(5.9)%
Acquisitions	8.5%
Currency	(0.3)%
Diversified Industrial North America – without acquisitions and currency	(14.1)%

Diversified Industrial International – as reported	4.7%
Acquisitions	9.1%
Currency	2.9%
Diversified Industrial International – without acquisitions and currency	(7.3)%

Total Diversified Industrial Segment – as reported	(1.7)%
Acquisitions	8.7%
Currency	1.0%
Total Diversified Industrial Segment – without acquisitions and currency	(11.4)%
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
Sales in the Diversified Industrial North American businesses decreased 5.9 percent during the current-year quarter. The effect of acquisitions increased sales by approximately $138 million in the current-year quarter, while the effect of currency exchange rates did not have a significant impact on sales. Excluding the effects of acquisitions and changes in the currency exchange rates, Diversified Industrial North American sales for the current-year quarter decreased 14.1 percent from prior-year levels primarily due to lower demand from distributors and end users in various markets, including the oil and gas, construction equipment, heavy-duty truck, engines, and cars and light truck markets, partially offset by an increase in end-user demand in the life sciences and semiconductor markets.
Sales in the current-year quarter for the Diversified Industrial International operations increased 4.7 percent from the prior-year quarter. The effect of acquisitions and changes in currency exchange rates increased sales from the prior-year quarter by approximately $99 million and $30 million, respectively. Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial International sales for the current-year quarter decreased 7.3 percent from prior-year levels. Europe and Latin America contributed to the decrease in sales, which was partially offset by an increase in sales within the Asia Pacific region.
Within Europe, the decrease in sales in the current-year quarter was primarily due to lower demand from distributors and end users in most markets, including construction equipment, general industrial machinery, machine tool, cars and light truck and material handling markets.
Within Latin America, the decrease in sales for the current-year quarter was primarily due to lower demand from distributors and end users in the mining, cars and light truck and oil and gas markets, partially offset by higher demand from end users in the life sciences market.
Within the Asia Pacific region, the increase in current-year quarter sales was primarily due to higher demand from end users in the engine, semiconductor, cars and light truck and construction equipment markets, partially offset by lower demand from distributors and end users in the oil and gas market.
Diversified Industrial Segment operating margins increased in the current-year quarter within both the North American and International businesses primarily due to a favorable product mix and benefits from overall cost reductions, including lower discretionary spending, wage and salary reductions and prior-year restructuring actions in response to current business conditions resulting from the COVID-19 pandemic. These benefits were partially offset by overall lower sales volume, higher intangible asset amortization expense and higher business realignment and acquisition integration costs.

The following business realignment and acquisition integration charges are included in Diversified Industrial North American and Diversified Industrial International operating income:

	Three Months Ended September 30,
(dollars in millions)	2020	2019
Diversified Industrial North America	$4	$5
Diversified Industrial International	10	3

During fiscal 2021, business realignment charges primarily included actions taken to address the impact of COVID-19 on our business. The business realignment charges also consisted of severance costs related to actions taken under the Company's simplification initiative implemented by operating units throughout the world as well as plant closures. Acquisition integration charges relate to the fiscal 2020 acquisition of Lord. Business realignment and acquisition integration charges within the Diversified Industrial International businesses were primarily incurred in Europe. We anticipate that cost savings realized from the workforce reduction measures taken in the first three months of fiscal 2021 will not materially impact operating income in fiscal 2021 or 2022. We expect to continue to take actions necessary to integrate acquisitions and structure appropriately the operations of the Diversified Industrial Segment, especially in light of the rapidly changing business conditions resulting from the COVID-19 pandemic. We currently anticipate incurring approximately $57 million of additional business realignment and acquisition integration charges in the remainder of fiscal 2021, a majority of which relate to actions to be taken in response to business conditions resulting from COVID-19. However, continually changing business conditions could impact the ultimate costs we incur.
Diversified Industrial Segment backlog as of September 30, 2020 increased from the prior-year quarter primarily due to the addition of the Lord backlog and orders exceeding shipments in the International businesses, partially offset by shipments exceeding orders in the North American businesses. Within the International businesses, the Asia Pacific region and Europe accounted for approximately 70 percent and 25 percent of the increase, respectively.
As of September 30, 2020, Diversified Industrial Segment backlog increased compared to the June 30, 2020 amount of $2,117 million due to orders exceeding shipments in both the International and North American businesses. The International and North American backlog accounted for approximately 70 percent and 30 percent of the change, respectively. Within the International businesses, Europe and the Asia Pacific region accounted for approximately 55 percent and 30 percent of the increase, respectively.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Aerospace Systems Segment

	Three Months Ended September 30,
(dollars in millions)	2020	2019
Net sales	$573	$631
Operating income	$87	$123
Operating margin	15.1%	19.5%
Backlog	$2,863	$3,142
The decrease in net sales in the Aerospace Systems Segment for the current-year quarter was primarily due to lower volume in the commercial aftermarket and original equipment manufacturer ("OEM") businesses due to the current market conditions as a result of COVID-19. This decrease was partially offset by higher military OEM and aftermarket volume as well as a $68 million increase in sales from prior-year acquisitions.
Operating margin decreased during the current-year quarter compared to the prior-year period primarily due to lower sales volume in the commercial OEM and aftermarket businesses, lower aftermarket profitability and higher business realignment charges primarily due to current economic conditions resulting from COVID-19, partially offset by lower engineering development expenses and benefits from prior-year restructuring actions. The significantly reduced production rate of the Boeing 737 MAX also contributed to lower operating margin.

As a result of the disruption in the aerospace industry due to the COVID-19 pandemic, we expect to continue to take the actions necessary to structure appropriately the operations of the Aerospace Systems Segment. These actions are expected to result in approximately $3 million of additional business realignment and acquisition integration charges in the remainder of fiscal 2021. However, continually changing business conditions could impact the ultimate costs we incur. We anticipate that cost savings realized from the workforce reduction measures taken in the first three months of fiscal 2021 will increase operating income by approximately two percent in fiscal 2021 and 2022.
The decrease in backlog from the prior-year quarter and from the June 30, 2020 amount of $3,021 million is primarily due to shipments exceeding orders in the commercial OEM and aftermarket businesses, partially offset by orders exceeding shipments in the military OEM and aftermarket businesses. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Corporate general and administrative expenses

(dollars in millions)	Three Months Ended September 30,
Expense (income)	2020	2019
Corporate general and administrative expense	$37	$49
Corporate general and administrative expense, as a percent of sales	1.1%	1.5%
Corporate general and administrative expenses decreased during the current-year quarter primarily due to a net benefit related to the Company's deferred compensation plan and related investments. Additionally, corporate general and administrative expenses benefited from lower discretionary spending and wage and salary expense as a result of actions taken in response to current business conditions resulting from the COVID-19 pandemic.
Other expense (in the Business Segment Information) included the following:

(dollars in millions)	Three Months Ended September 30,
Expense (income)	2020	2019
Foreign currency transaction	$(5)	$(1)
Stock-based compensation	37	29
Pensions	4	9
Acquisition expenses	—	15
(Gain) on disposal of assets	—	(10)
Interest income	(2)	(18)
Other items, net	(9)	(9)
	$25	$15
Foreign currency transaction primarily relates to the impact of exchange rates on cash, marketable securities and other investments, forward contracts and intercompany transactions.

CONSOLIDATED BALANCE SHEET

(dollars in millions)	September 30, 2020	June 30, 2020
Cash	$776	$756
Trade accounts receivable, net	1,860	1,854
Inventories	1,796	1,815
Long-term debt	7,058	7,652
Shareholders’ equity	6,529	6,114
Working capital	$1,541	$1,737
Current ratio	1.5	1.6

Cash (comprised of cash and cash equivalents and marketable securities and other investments) includes $720 million and $726 million held by the Company's foreign subsidiaries at September 30, 2020 and June 30, 2020, respectively. The Company does not permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested.
Trade accounts receivable, net are receivables due from customers for sales of product. Days sales outstanding relating to trade accounts receivable was 53 days at September 30, 2020, and 54 days at June 30, 2020. We believe that our receivables are collectible and appropriate allowances for credit losses have been recorded.
Inventories as of September 30, 2020 decreased by $19 million (which includes an increase of $21 million from the effect of foreign currency translation). After consideration of the effects of foreign currency translation, inventories decreased primarily due to a decrease in both the Aerospace Systems Segment and Diversified Industrial Segment. Days supply of inventory on hand was 88 days at September 30, 2020, 89 days at June 30, 2020 and 79 days at September 30, 2019.
Long-term debt decreased by $595 million from prior year-end primarily due to the repayment of term loans. Refer to Note 12 to the Consolidated Financial Statements for further discussion.
Shareholders’ equity activity during the first three months of fiscal 2021 included an increase of approximately $130 million as a result of foreign currency translation.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended September 30,
(dollars in millions)	2020	2019
Cash provided by (used in):
Operating activities	$737	$449
Investing activities	4	(1,853)
Financing activities	(693)	1,838
Effect of exchange rates	9	(27)
Net increase in cash and cash equivalents	$57	$407

Cash flows from operating activities for the first three months of fiscal 2021 was higher than the first three months of fiscal 2020 due to an increase in cash provided by working capital items. We remain focused on managing our inventory and other working capital requirements.
Cash flows from investing activities for the first three months of fiscal 2020 includes acquisition-related activity of $1,696 million. Additionally, the first three months of fiscal 2021 includes net maturities of marketable securities of $38 million compared to net purchases of $134 million in prior-year quarter.
Cash flows from financing activities for the first three months of fiscal 2021 includes net commercial paper borrowings of $114 million compared to $1,104 million in the first three months of fiscal 2020. Cash flows from financing activities in the current-year quarter also includes term loan repayments of $672 million while prior-year quarter includes proceeds from the issuance of a $925 million term loan. Refer to Note 12 to the Consolidated Financial Statements for further discussion.
Our goal is to maintain a strong investment-grade credit profile. The rating agencies periodically update our credit ratings as events occur. At September 30, 2020, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	BBB+
Moody's Investor Services, Inc.	Baa1
Standard & Poor's	BBB+
We have taken several meaningful measures to strengthen our liquidity position in light of the COVID-19 pandemic, including the suspension of our share repurchase program and other cost reduction efforts. We continue to prioritize capital expenditures related to safety and strategic investments. Although we cannot reasonably estimate the duration of the pandemic or its ultimate impact on our business, we believe these measures, as well as access to committed credit under our credit agreement, position the Company well to manage through the current economic uncertainty and capitalize on our position as the global leader in motion and control technologies as the economy recovers.

At September 30, 2020, the Company had a line of credit totaling $2,500 million through a multi-currency revolving credit agreement with a group of banks, of which $1,662 million was available. The credit agreement expires in September 2024; however, we have the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
As of September 30, 2020, the Company was authorized to sell up to $2,500 million of short-term commercial paper notes. As of September 30, 2020, $838 million of commercial paper notes were outstanding, and the largest amount of commercial paper notes outstanding during the current-year quarter was $874 million.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at September 30, 2020, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At September 30, 2020, the Company's debt to debt-shareholders' equity ratio was 0.55 to 1.0. We are in compliance and expect to remain in compliance with all covenants set forth in the credit agreement and indentures.

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
Among other factors which may affect future performance are:

•
global economic and political factors, including the impact of the global COVID-19 pandemic and governmental and other actions taken in response, manufacturing activity, air travel trends, currency exchange rates and monetary policy, trade policy and tariffs, difficulties entering new markets and general economic conditions such as inflation, deflation, interest rates and credit availability, as well as uncertainties associated with the timing and conditions surrounding the return to service of the Boeing 737 MAX;

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

The Company makes these statements as of the date of the filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and undertakes no obligation to update them unless otherwise required by law.

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
As discussed elsewhere in this report, the COVID-19 pandemic has negatively impacted and we expect it to continue to negatively impact our business and results of operations.  As we cannot predict the ultimate duration or scope of the COVID-19 pandemic, the ultimate negative financial impact to our results cannot be reasonably estimated, but could be material.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. In response to the COVID-19 pandemic, many of our team members have been working remotely. While there were no material changes in our internal control over financial reporting during the quarter ended September 30, 2020, we are continually monitoring and assessing the changing business environment resulting from COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

PARKER-HANNIFIN CORPORATION
PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2020 through July 31, 2020	—	$—	—	10,028,239
August 1, 2020 through August 31, 2020	—	$—	—	10,028,239
September 1, 2020 through September 30, 2020	—	$—	—	10,028,239
Total:	—		—

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
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended September 30, 2020 and 2019, (ii) Consolidated Statement of Comprehensive Income for the three months ended September 30, 2020 and 2019, (iii) Consolidated Balance Sheet at September 30, 2020 and June 30, 2020, (iv) Consolidated Statement of Cash Flows for the three months ended September 30, 2020 and 2019, and (v) Notes to Consolidated Financial Statements for the three months ended September 30, 2020.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Catherine A. Suever
Catherine A. Suever
Executive Vice President - Finance & Administration and
Chief Financial Officer

Date:	November 6, 2020