Form 10-Q
period 2020-12-31
PARKER HANNIFIN CORP
filed 2021-02-05
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
Yes  ☐    No  ☒
Number of Common Shares outstanding at December 31, 2020: 129,081,165

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net sales	$3,411,905	$3,497,974	$6,642,445	$6,832,485
Cost of sales	2,519,545	2,682,765	4,903,873	5,162,506
Selling, general and administrative expenses	356,572	491,121	726,423	890,300
Interest expense	62,990	82,891	128,948	152,847
Other (income), net	(103,714)	(13,549)	(108,606)	(61,070)
Income before income taxes	576,512	254,746	991,807	687,902
Income taxes	129,015	50,148	222,593	144,263
Net income	447,497	204,598	769,214	543,639
Less: Noncontrolling interest in subsidiaries' earnings	191	124	499	267
Net income attributable to common shareholders	$447,306	$204,474	$768,715	$543,372

Earnings per share attributable to common shareholders:
Basic	$3.47	$1.59	$5.97	$4.23
Diluted	$3.41	$1.57	$5.89	$4.17
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net income	$447,497	$204,598	$769,214	$543,639
Less: Noncontrolling interests in subsidiaries' earnings	191	124	499	267
Net income attributable to common shareholders	447,306	204,474	768,715	543,372

Other comprehensive income, net of tax
Foreign currency translation adjustment	217,828	151,583	348,510	48,862
Retirement benefits plan activity	40,984	33,416	81,136	64,442
Other comprehensive income	258,812	184,999	429,646	113,304
Less: Other comprehensive income (loss) for noncontrolling interests	846	137	1,277	(12)
Other comprehensive income attributable to common shareholders	257,966	184,862	428,369	113,316
Total comprehensive income attributable to common shareholders	$705,272	$389,336	$1,197,084	$656,688
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(Unaudited)

	December 31, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$564,734	$685,514
Marketable securities and other investments	43,314	70,805
Trade accounts receivable, net	1,816,731	1,854,398
Non-trade and notes receivable	312,590	244,870
Inventories	1,870,948	1,814,631
Prepaid expenses and other	191,362	214,986
Total current assets	4,799,679	4,885,204
Property, plant and equipment	6,026,680	5,810,681
Less: Accumulated depreciation	3,724,538	3,517,946
Property, plant and equipment, net	2,302,142	2,292,735
Deferred income taxes	134,325	126,839
Investments and other assets	795,073	764,563
Intangible assets, net	3,695,194	3,798,913
Goodwill	8,101,016	7,869,935
Total assets	$19,827,429	$19,738,189
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$610,909	$809,529
Accounts payable, trade	1,343,011	1,111,759
Accrued payrolls and other compensation	345,973	424,231
Accrued domestic and foreign taxes	218,624	195,314
Other accrued liabilities	688,566	607,540
Total current liabilities	3,207,083	3,148,373
Long-term debt	6,602,309	7,652,256
Pensions and other postretirement benefits	1,843,209	1,887,414
Deferred income taxes	420,699	382,528
Other liabilities	631,825	539,089
Total liabilities	12,705,125	13,609,660
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at December 31 and June 30	90,523	90,523
Additional capital	385,049	416,585
Retained earnings	14,072,152	13,530,666
Accumulated other comprehensive (loss)	(2,130,506)	(2,558,875)
Treasury shares, at cost; 51,964,963 shares at December 31 and 52,490,165 shares at June 30	(5,311,236)	(5,364,916)
Total shareholders’ equity	7,105,982	6,113,983
Noncontrolling interests	16,322	14,546
Total equity	7,122,304	6,128,529
Total liabilities and equity	$19,827,429	$19,738,189
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$769,214	$543,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	135,320	119,741
Amortization	162,940	133,559
Share incentive plan compensation	79,833	73,069
Deferred income taxes	(3,034)	8,608
Foreign currency transaction (gain) loss	(530)	6,569
Gain on property, plant and equipment	(102,565)	(4,478)
Gain on marketable securities	(6,959)	(1,969)
Gain on investments	(4,783)	(1,849)
Other	7,523	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	79,685	379,536
Inventories	(4,264)	25,724
Prepaid expenses and other	27,646	(50,153)
Other assets	(22,052)	(38,747)
Accounts payable, trade	193,901	(178,013)
Accrued payrolls and other compensation	(92,010)	(117,882)
Accrued domestic and foreign taxes	15,244	(7,699)
Other accrued liabilities	53,236	(76,616)
Pensions and other postretirement benefits	35,365	32,316
Other liabilities	30,278	(19,387)
Net cash provided by operating activities	1,353,988	825,968
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash of $82,192 in 2019)	—	(5,075,605)
Capital expenditures	(92,907)	(118,593)
Proceeds from sale of property, plant and equipment	124,428	20,993
Purchases of marketable securities and other investments	(16,029)	(190,129)
Maturities and sales of marketable securities and other investments	52,019	198,872
Other	11,183	9,374
Net cash provided by (used in) investing activities	78,694	(5,155,088)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	3,137	1,923
Payments for common shares	(60,825)	(136,815)
(Payments for) proceeds from notes payable, net	(113,500)	931,546
Proceeds from long-term borrowings	—	1,721,181
Payments for long-term borrowings	(1,210,848)	(236,505)
Dividends paid	(227,228)	(227,025)
Net cash (used in) provided by financing activities	(1,609,264)	2,054,305
Effect of exchange rate changes on cash	55,802	3,403
Net decrease in cash and cash equivalents	(120,780)	(2,271,412)
Cash and cash equivalents at beginning of year	685,514	3,219,767
Cash and cash equivalents at end of period	$564,734	$948,355
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net sales
Diversified Industrial:
North America	$1,566,877	$1,615,852	$3,094,988	$3,240,457
International	1,259,625	1,147,084	2,388,876	2,225,934
Aerospace Systems	585,403	735,038	1,158,581	1,366,094
Total net sales	$3,411,905	$3,497,974	$6,642,445	$6,832,485
Segment operating income
Diversified Industrial:
North America	$281,619	$211,339	$550,452	$486,531
International	220,213	153,816	407,114	322,389
Aerospace Systems	90,729	121,039	177,495	244,019
Total segment operating income	592,561	486,194	1,135,061	1,052,939
Corporate general and administrative expenses	38,720	35,660	75,455	84,562
Income before interest expense and other expense	553,841	450,534	1,059,606	968,377
Interest expense	62,990	82,891	128,948	152,847
Other (income) expense	(85,661)	112,897	(61,149)	127,628
Income before income taxes	$576,512	$254,746	$991,807	$687,902

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts or as otherwise noted)

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 2020, the results of operations for the three and six months ended December 31, 2020 and 2019 and cash flows for the six months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2020 Annual Report on Form 10-K.
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
Diversified Industrial Segment revenues by technology platform:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Motion Systems	$720,315	$752,306	$1,377,456	$1,519,120
Flow and Process Control	949,949	942,249	1,874,074	1,953,604
Filtration and Engineered Materials	1,156,238	1,068,381	2,232,334	1,993,667
Total	$2,826,502	$2,762,936	$5,483,864	$5,466,391

Aerospace Systems Segment revenues by product platform:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Flight Control Actuation	$167,263	$180,423	$325,365	$353,682
Fuel, Inerting and Engine Motion Control	136,107	159,474	255,070	311,687
Hydraulics	70,845	110,385	146,763	218,760
Engine Components	141,264	179,605	290,301	273,400
Airframe and Engine Fluid Conveyance	45,186	79,123	92,548	163,802
Other	24,738	26,028	48,534	44,763
Total	$585,403	$735,038	$1,158,581	$1,366,094
Total Company revenues by geographic region based on the Company's selling operation's location:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
North America	$2,147,822	$2,344,338	$4,243,987	$4,600,089
Europe	682,960	652,586	1,298,532	1,291,724
Asia Pacific	539,953	463,840	1,025,101	861,554
Latin America	41,170	37,210	74,825	79,118
Total	$3,411,905	$3,497,974	$6,642,445	$6,832,485
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
Total contract assets and contract liabilities are as follows:

	December 31, 2020	June 30, 2020
Contract assets, current (included within Prepaid expenses and other)	$32,401	$30,827
Contract assets, noncurrent (included within Investments and other assets)	1,908	1,497
Total contract assets	34,309	32,324
Contract liabilities, current (included within Other accrued liabilities)	(49,360)	(51,278)
Contract liabilities, noncurrent (included within Other liabilities)	(3,420)	(3,232)
Total contract liabilities	(52,780)	(54,510)
Net contract liabilities	$(18,471)	$(22,186)
At December 31, 2020, the change in net contract liabilities was primarily due to timing differences between when revenue was recognized and the receipt of advance payments. During the six months ended December 31, 2020, approximately $27 million of revenue was recognized that was included in the contract liabilities at June 30, 2020.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at December 31, 2020 was $5,762 million, of which approximately 83 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.

4. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended December 31, 2020 and 2019.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Numerator:
Net income attributable to common shareholders	$447,306	$204,474	$768,715	$543,372
Denominator:
Basic - weighted average common shares	129,013,781	128,396,933	128,860,763	128,430,463
Increase in weighted average common shares from dilutive effect of equity-based awards	2,061,874	2,098,448	1,621,801	1,723,616
Diluted - weighted average common shares, assuming exercise of equity-based awards	131,075,655	130,495,381	130,482,564	130,154,079

Basic earnings per share	$3.47	$1.59	$5.97	$4.23
Diluted earnings per share	$3.41	$1.57	$5.89	$4.17
For the three months ended December 31, 2020 and 2019, 247,107 and 2,718 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended December 31, 2020 and 2019, 636,032 and 767,692 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
5. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. There is no expiration date for this program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. During the current-year quarter, the Company reinitiated the share repurchase program, which was suspended in March 2020 in response to business uncertainty resulting from the COVID-19 pandemic. We did not repurchase any shares under the program during the current-year quarter.
6. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. We evaluate the collectibility of our receivables based on historical experience and current and forecasted economic conditions based on management's judgment. Additionally, receivables are written off to bad debt when management makes a final determination of uncollectibility. Allowance for credit losses was $17,056 and $11,644 at December 31, 2020 and June 30, 2020, respectively.
7. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2020	June 30, 2020
Notes receivable	$154,469	$97,370
Accounts receivable, other	158,121	147,500
Total	$312,590	$244,870

8. Inventories
The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2020	June 30, 2020
Finished products	$704,075	$694,577
Work in process	930,099	881,104
Raw materials	236,774	238,950
Total	$1,870,948	$1,814,631
9. Business realignment and acquisition integration charges
We incurred business realignment and acquisition integration charges in the first six months of fiscal 2021 and 2020. During fiscal 2021, business realignment charges primarily consisted of actions taken to address the impact of COVID-19 on our business. In both fiscal 2021 and 2020, business realignment charges included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity as well as plant closures. A majority of the business realignment charges were incurred in North America and Europe. We believe the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges presented in the Business Segment Information are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Diversified Industrial	$16,536	$9,667	$27,108	$14,392
Aerospace Systems	1,386	52	5,337	45
Corporate general and administrative expenses	184	117	798	122
Other expense	661	—	1,225	—
Workforce reductions in connection with business realignment charges in the Business Segment Information are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Diversified Industrial	292	599	676	818
Aerospace Systems	45	16	285	16
Corporate general and administrative expenses	5	4	18	5
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Cost of sales	$14,183	$7,679	$26,333	$11,024
Selling, general and administrative expenses	3,923	2,157	6,910	3,535
Other (income), net	661	—	1,225	—
During the first six months of fiscal 2021, approximately $32 million in payments were made relating to business realignment charges. Remaining payments related to business realignment actions of approximately $26 million, a majority of which are expected to be paid by December 31, 2021, are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment actions described above, the timing and amount of which are not known at this time.

We also incurred the following acquisition integration charges related to the fiscal 2020 acquisitions of LORD Corporation ("Lord") and Exotic Metals Forming Company ("Exotic"):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Diversified Industrial	$3,249	$6,725	$6,864	$10,139
Aerospace Systems	343	489	675	1,084
These charges are primarily included in selling, general and administrative expenses within the Consolidated Statement of Income.
10. Equity

Changes in equity for the three months ended December 31, 2020 and 2019 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at September 30, 2020	$90,523	$428,329	$13,738,533	$(2,388,472)	$(5,339,949)	$15,285	$6,544,249
Net income			447,306			191	447,497
Other comprehensive income				257,966		846	258,812
Dividends paid ($0.88 per share)			(113,687)				(113,687)
Stock incentive plan activity		(43,280)			28,713		(14,567)
Balance at December 31, 2020	$90,523	$385,049	$14,072,152	$(2,130,506)	$(5,311,236)	$16,322	$7,122,304

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at September 30, 2019	$90,523	$464,440	$13,003,084	$(2,130,594)	$(5,330,837)	$6,176	$6,102,792
Net income			204,474			124	204,598
Other comprehensive income				184,862		137	184,999
Dividends paid ($0.88 per share)			(113,306)			(366)	(113,672)
Stock incentive plan activity		(8,578)			16,107		7,529
Acquisition activity						6,255	6,255
Shares purchased at cost					(50,000)		(50,000)
Balance at December 31, 2019	$90,523	$455,862	$13,094,252	$(1,945,732)	$(5,364,730)	$12,326	$6,342,501

Changes in equity for the six months ended December 31, 2020 and 2019 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2020	$90,523	$416,585	$13,530,666	$(2,558,875)	$(5,364,916)	$14,546	$6,128,529
Net income			768,715			499	769,214
Other comprehensive income				428,369		1,277	429,646
Dividends paid ($1.76 per share)			(227,229)				(227,229)
Stock incentive plan activity		(31,536)			53,680		22,144
Balance at December 31, 2020	$90,523	$385,049	$14,072,152	$(2,130,506)	$(5,311,236)	$16,322	$7,122,304

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2019	$90,523	$462,086	$12,777,538	$(2,059,048)	$(5,309,130)	$6,183	$5,968,152
Net income			543,372			267	543,639
Other comprehensive income (loss)				113,316		(12)	113,304
Dividends paid ($1.76 per share)			(226,658)			(367)	(227,025)
Stock incentive plan activity		(6,224)			44,400		38,176
Acquisition activity						6,255	6,255
Shares purchased at cost					(100,000)		(100,000)
Balance at December 31, 2019	$90,523	$455,862	$13,094,252	$(1,945,732)	$(5,364,730)	$12,326	$6,342,501

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the six months ended December 31, 2020 and 2019 are as follows:

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2020	$(1,193,937)	$(1,364,938)	$(2,558,875)
Other comprehensive income before reclassifications	347,233	—	347,233
Amounts reclassified from accumulated other comprehensive (loss)	—	81,136	81,136
Balance at December 31, 2020	$(846,704)	$(1,283,802)	$(2,130,506)

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2019	$(1,011,656)	$(1,047,392)	$(2,059,048)
Other comprehensive income before reclassifications	48,874	—	48,874
Amounts reclassified from accumulated other comprehensive (loss)	—	64,442	64,442
Balance at December 31, 2019	$(962,782)	$(982,950)	$(1,945,732)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three and six months ended December 31, 2020 and 2019 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Six Months Ended
	December 31, 2020	December 31, 2020
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,420)	$(2,238)	Other (income), net
Recognized actuarial loss	(52,763)	(105,028)	Other (income), net
Total before tax	(54,183)	(107,266)
Tax benefit	13,199	26,130
Net of tax	$(40,984)	$(81,136)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Six Months Ended
	December 31, 2019	December 31, 2019
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,284)	$(2,767)	Other (income), net
Recognized actuarial loss	(42,703)	(82,188)	Other (income), net
Total before tax	(43,987)	(84,955)
Tax benefit	10,571	20,513
Net of tax	$(33,416)	$(64,442)

11. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the six months ended December 31, 2020 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2020	$7,267,573	$602,362	$7,869,935
Acquisitions	3,738	—	3,738
Foreign currency translation and other	227,317	26	227,343
Balance at December 31, 2020	$7,498,628	$602,388	$8,101,016
The acquisitions line represents adjustments to the Lord goodwill allocation during the measurement period subsequent to its acquisition date. The impact of these adjustments during the first six months of fiscal 2021 was immaterial to our results of operations and financial position. At December 31, 2020, purchase price allocations for both Lord and Exotic are complete.
We did not identify any events or circumstances during the first six months of fiscal 2021 that required performance of an interim goodwill impairment test. However, the effects of COVID-19 on the global economy, including further market disruption, lack of economic recovery or lower than anticipated customer demand, may require the performance of an interim goodwill impairment test in future periods.
Intangible assets are amortized using the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	December 31, 2020		June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$1,000,903	$191,931	$991,596	$162,528
Trademarks	764,741	315,029	748,326	285,197
Customer lists and other	3,885,876	1,449,366	3,791,505	1,284,789
Total	$5,651,520	$1,956,326	$5,531,427	$1,732,514
Total intangible amortization expense for the six months ended December 31, 2020 was $162,940. The estimated amortization expense for the five years ending June 30, 2021 through 2025 is $322,168, $307,106, $297,073, $287,768 and $273,650, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred during the six months ended December 31, 2020.

12. Retirement benefits
Net pension benefit expense recognized included the following components:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Service cost	$19,389	$21,449	$42,199	$40,998
Interest cost	25,755	35,851	51,172	69,844
Expected return on plan assets	(66,807)	(66,883)	(133,209)	(130,778)
Amortization of prior service cost	1,446	1,309	2,289	2,818
Amortization of net actuarial loss	52,829	42,779	105,160	82,340
Amortization of initial net obligation	4	5	9	9
Net pension benefit expense	$32,616	$34,510	$67,620	$65,231
During the three months ended December 31, 2020 and 2019, we recognized $385 and $510, respectively, in expense related to other postretirement benefits. During the six months ended December 31, 2020 and 2019, we recognized $770 and $967, respectively, in expense related to other postretirement benefits. Components of retirement benefits expense, other than service cost, are included in other (income), net in the Consolidated Statement of Income.
13. Debt
During the three months ended December 31, 2020, we repaid the remaining $539 million balance of the $925 million term loan. During the first six months of fiscal 2021, we repaid the remaining $890 million and $320 million balances related to the $925 million and $800 million term loans, respectively.
14. Income taxes
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), a significant tax-and-spending package intended to provide economic stimulus to address the impact of the COVID-19 pandemic. The CARES Act did not result in a material impact on our effective tax rate.
On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law. In addition to providing funding for the government, this law provides further COVID-19 economic relief, and extends certain expiring tax provisions. This act did not result in a material impact on our effective tax rate.
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
As of December 31, 2020, we had gross unrecognized tax benefits of $103,565, all of which, if recognized, would impact the effective tax rate. The accrued interest related to the gross unrecognized tax benefits, excluded from the amount above, is $16,761. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $40,000 as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.
15. Financial instruments
Our financial instruments consist primarily of cash and cash equivalents, marketable securities and other investments, accounts receivable and long-term investments, as well as obligations under accounts payable, trade, notes payable and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, accounts receivable, accounts payable, trade and notes payable approximate fair value.

Marketable securities and other investments include deposits and equity investments. Deposits are recorded at cost, and equity investments are recorded at fair value. Changes in fair value related to equity investments are recorded in net income. Unrealized gains and losses related to equity investments were not material as of December 31, 2020 and 2019.

The carrying value of long-term debt and estimated fair value of long-term debt are as follows:

	December 31, 2020	June 30, 2020
Carrying value of long-term debt	$6,667,792	$7,809,541
Estimated fair value of long-term debt	7,789,010	8,574,401
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
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	December 31, 2020	June 30, 2020
Net investment hedges
Cross-currency swap contracts	Other liabilities	$81,129	$30,860
Cash flow hedges
Forward exchange contracts	Non-trade and notes receivable	17,064	5,311
Forward exchange contracts	Other accrued liabilities	5,027	3,474
Costless collar contracts	Non-trade and notes receivable	1,691	2,250
Costless collar contracts	Other accrued liabilities	3,579	661

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
Net gains of $24 million relating to forward exchange contracts were recorded within cost of sales in the Consolidated Statement of Income for the six months ended December 31, 2020. All other gains or losses on derivative financial instruments that were recorded in the Consolidated Statement of Income for the three and six months ended December 31, 2020 and 2019 were not material.

(Losses) gains on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) on the Consolidated Balance Sheet are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Cross-currency swap contracts	$(21,729)	$(3,833)	$(38,863)	$6,551
Foreign denominated debt	(26,109)	(16,600)	(51,836)	8,324

During the first six months of fiscal 2021, the periodic interest settlements related to the cross-currency swaps were not material. No portion of these financial instruments were excluded from the effectiveness testing during the six months ended December 31, 2019.
A summary of financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2020 and June 30, 2020 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$15,751	$15,751	$—	$—
Derivatives	18,755	—	18,755	—
Liabilities:
Derivatives	89,735	—	89,735	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$7,901	$7,901	$—	$—
Derivatives	7,561	—	7,561	—
Liabilities:
Derivatives	34,995	—	34,995	—
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

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020
AND COMPARABLE PERIODS ENDED DECEMBER 31, 2019

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
Our order rates provide a near-term perspective of the Company’s outlook particularly when viewed in the context of prior and future order rates. The Company publishes its order rates on a quarterly basis. The lead time between the time an order is received and revenue is realized generally ranges from one day to 12 weeks for mobile and industrial orders and from one day to 18 months for aerospace orders. We believe the leading economic indicators of these markets that have a strong correlation to the Company’s future order rates are as follows:
•Purchasing Managers Index ("PMI") on manufacturing activity specific to regions around the world with respect to most mobile and industrial markets;
•Global aircraft miles flown and global revenue passenger miles for commercial aerospace markets and U.S. Department of Defense spending for military aerospace markets; and
•Housing starts with respect to the North American residential air conditioning market and certain mobile construction markets.
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	December 31, 2020	June 30, 2020	December 31, 2019
United States	60.7	52.6	52.4
Eurozone countries	55.1	47.4	46.3
China	53.0	51.2	51.5
Brazil	61.5	51.6	50.2
At December 31, 2020, global aircraft miles flown decreased by approximately 57 percent and available revenue passenger miles decreased by approximately 66 percent from their comparable prior-year period. The Company anticipates that U.S. Department of Defense spending with regard to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2021 will be approximately four percent lower than the comparable fiscal 2020 level.
Housing starts in December 2020 were approximately five percent higher than housing starts in December 2019 and approximately 41 percent higher than housing starts in June 2020.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Given the unpredictable nature of COVID-19's impact on the global economy, the statistics included above may not be reflective of recent or future activity.
We continue to monitor the impact of the COVID-19 pandemic, which has negatively impacted, and we expect will continue to negatively impact, our business and results of operations. Disruption within the aerospace industry, which is facing the consequences of travel restrictions and considerably lower demand, was significant and is expected to continue. The ultimate extent to which our business and results of operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted at this time. These developments include the availability and effectiveness of vaccines, new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or mitigate its economic, public health and other impacts.

We continue to prioritize the safety of our team members. To minimize the spread of COVID-19 in our workplaces, we implemented rigorous prevention, screening and hygiene protocols. Additionally, we are strategically reducing costs through elimination of discretionary spending and targeted restructuring. Reduced work schedules remain in effect where warranted based on local business conditions. We continue to prioritize capital expenditures related to safety and strategic investments. At the same time, we are appropriately addressing the ongoing needs of our business so that we may continue to serve our customers.
In the long-term, we believe many opportunities for profitable growth are available. The Company intends to focus primarily on business opportunities in the areas of energy, water, food, environment, defense, life sciences, infrastructure and transportation. We believe we can meet our strategic objectives by:

•Serving the customer and continuously enhancing its experience with the Company;
•Successfully executing The Win Strategy initiatives relating to engaged people, premier customer experience, profitable growth and financial performance;
•Maintaining a decentralized division and sales company structure;
•Fostering a safety first and entrepreneurial culture;
•Engineering innovative systems and products to provide superior customer value through improved service, efficiency and productivity;
•Delivering products, systems and services that have demonstrable savings to customers and are priced by the value they deliver;
•Acquiring strategic businesses;
•Organizing around targeted regions, technologies and markets;
•Driving efficiency by implementing lean enterprise principles; and
•Creating a culture of empowerment through our values, inclusion and diversity, accountability and teamwork.
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

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2020	2019	2020	2019
Net sales	$3,412	$3,498	$6,642	$6,832
Gross profit margin	26.2%	23.3%	26.2%	24.4%
Selling, general and administrative expenses	$357	$491	$726	$890
Selling, general and administrative expenses, as a percent of sales	10.5%	14.0%	10.9%	13.0%
Interest expense	$63	$83	$129	$153
Other (income), net	$(104)	$(14)	$(109)	$(61)
Effective tax rate	22.4%	19.7%	22.4%	21.0%
Net income	$447	$205	$769	$544
Net income, as a percent of sales	13.1%	5.8%	11.6%	8.0%

Net sales for the current-year quarter and first six months of fiscal 2021 decreased slightly compared to the comparable prior-year periods. Lower volume in the Aerospace Systems Segment and Diversified Industrial North American businesses, partially offset by higher volume in the Diversified Industrial International businesses, contributed to the decrease in the current-year quarter. The decrease in sales in the first six months of fiscal 2021 was due to lower volume in all segments. Acquisitions contributed approximately $89 million and $394 million in net sales during the current-year quarter and first six months of fiscal 2021, respectively. The effect of currency rate changes increased net sales by approximately $39 million and $65 million in the current-year quarter and first six months of fiscal 2021, respectively. These increases were primarily due to a $40 million and $71 million increase in the Diversified Industrial International businesses during the current-year quarter and first six months of fiscal 2021, respectively. These increases were partially offset by a decrease in the North American businesses in both periods.

Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased in the current-year quarter and first six months of fiscal 2021 primarily due to higher margins in both the Diversified Industrial North American and International businesses. Gross profit margin also benefited from the absence of acquisition-related expenses, which were included in cost of sales in the prior-year quarter and first six months of fiscal 2020, of $49 million and $51 million, respectively. Cost of sales for the current-year and prior-year quarter also included business realignment and acquisition integration charges of $15 million and $8 million, respectively, and $27 million and $12 million for the first six months of fiscal 2021 and 2020, respectively.
Selling, general and administrative expenses ("SG&A") decreased during the current-year quarter and first six months of fiscal 2021 primarily due to the absence of acquisition-related expenses of $100 million and $115 million, which were incurred in the prior-year quarter and first six months of fiscal 2020, respectively. SG&A also benefited from lower discretionary spending and wage and salary expense resulting from actions taken in response to current business conditions resulting from the COVID-19 pandemic. These benefits were partially offset by higher intangible amortization expense related to prior-year acquisitions and higher stock compensation expense. SG&A included business realignment and acquisition integration charges of $7 million and $9 million for the current-year and prior-year quarter, respectively, and $14 million and $14 million for the first six months of fiscal 2021 and 2020, respectively.
Interest expense for the current-year quarter decreased from the prior-year quarter primarily due to lower average debt outstanding. Interest expense decreased in the first six months of fiscal 2021 due to both lower average debt outstanding and lower interest rates.
Other (income), net included the following:

	Three Months Ended		Six Months Ended
(dollars in millions)	December 31,		December 31,
Expense (income)	2020	2019	2020	2019
Income related to equity method investments	$(10)	$(21)	$(19)	$(44)
Non-service components of retirement benefit cost	14	14	26	25
(Gain) loss on disposal of assets	(102)	6	(102)	(4)
Interest income	(2)	(8)	(3)	(26)
Other items, net	(4)	(5)	(11)	(12)
	$(104)	$(14)	$(109)	$(61)

(Gain) loss on disposal of assets for the current-year quarter and first six months of fiscal 2021 includes a gain on the sale of land of approximately $101 million.

Effective tax rate for the current-year quarter and first six months of fiscal 2021 was higher than the comparable prior-year periods primarily due to an overall decrease in discrete tax benefits. The fiscal 2021 effective tax rate is expected to be approximately 23 percent.

BUSINESS SEGMENT INFORMATION
Diversified Industrial Segment

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2020	2019	2020	2019
Net sales
North America	$1,567	$1,616	$3,095	$3,240
International	1,260	1,147	2,389	2,226
Operating income
North America	282	211	550	487
International	$220	$154	$407	$322
Operating margin
North America	18.0%	13.1%	17.8%	15.0%
International	17.5%	13.4%	17.0%	14.5%
Backlog	$2,499	$2,321	$2,499	$2,321

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period versus the comparable prior-year period:

	Period Ending December 31, 2020
	Three Months	Six Months
Diversified Industrial North America – as reported	(3.0)%	(4.5)%
Acquisitions	3.1%	5.8%
Currency	(0.2)%	(0.3)%
Diversified Industrial North America – without acquisitions and currency	(5.9)%	(10.0)%

Diversified Industrial International – as reported	9.8%	7.3%
Acquisitions	3.2%	6.1%
Currency	3.5%	3.1%
Diversified Industrial International – without acquisitions and currency	3.1%	(1.9)%

Total Diversified Industrial Segment – as reported	2.3%	0.3%
Acquisitions	3.1%	5.9%
Currency	1.4%	1.1%
Total Diversified Industrial Segment – without acquisitions and currency	(2.2)%	(6.7)%
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
Sales in the Diversified Industrial North American businesses decreased 3.0 percent and 4.5 percent during the current-year quarter and first six months of fiscal 2021, respectively. The effect of acquisitions increased sales by approximately $50 million and $188 million in the current-year quarter and first six months of fiscal 2021, respectively. The effect of currency exchange rates did not have a significant impact on sales. Excluding the effects of acquisitions and changes in the currency exchange rates, Diversified Industrial North American sales for the current-year quarter and first six months of fiscal 2021 decreased primarily due to lower demand from distributors and end users in various markets, including the oil and gas, construction equipment, heavy-duty truck, industrial machinery, and material handling markets, partially offset by an increase in end-user demand in the life sciences, refrigeration, farm and agriculture, and semiconductor markets.
Sales in the current-year quarter and first six months of fiscal 2021 for the Diversified Industrial International operations increased 9.8 percent and 7.3 percent from the prior-year quarter and first six months of fiscal 2020, respectively. The effect of acquisitions increased sales by approximately $37 million and $136 million in the current-year quarter and first six months of fiscal 2021, respectively. The effect of currency exchange rates increased sales by approximately $40 million and $71 million in the current-year quarter and first six months of fiscal 2021, respectively. Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial International sales for the current-year quarter increased 3.1 percent from the prior-year quarter and decreased 1.9 percent during the first six months of fiscal 2021. In the current-year quarter, the Asia Pacific and Latin America regions contributed to the increase in sales, partially offset by a decrease in sales in Europe. During the first six months of fiscal 2021, the decrease in sales is attributable to lower sales in Europe, partially offset by an increase in sales in the Asia Pacific and Latin America regions.

Within Europe, the decrease in sales in the current-year quarter was primarily due to lower demand from distributors and end users in various markets, including the industrial machinery, machine tool, engine and forestry markets, partially offset by an increase in end-user demand in the power generation and heavy-duty truck markets. During the first six months of fiscal 2021, the decrease in sales was primarily due to lower demand from distributors and end users in various markets, including the industrial machinery, construction equipment and machine tool markets, partially offset by an increase in end-user demand in the power generation and semiconductor markets.

Within the Asia Pacific region, the increase in sales in the current-year quarter was primarily due to an increase in end-user demand in the construction equipment, heavy-duty truck, semiconductor and life science markets, partially offset by a decrease in end-user demand in the oil and gas market. During the first six months of fiscal 2021, the increase in sales was primarily due to an increase in end-user demand in the construction equipment, engine and semiconductor markets, partially offset by a decrease in end-user demand in the oil and gas market and lower demand from distributors.

Within Latin America, the increase in sales in the current-year quarter and the first six months of fiscal 2021 was primarily due to an increase in end-user demand in the farm and agriculture, cars and light truck and life science markets, partially offset by a decrease in end-user demand in the oil and gas and mining markets.
Diversified Industrial Segment operating margins increased in the current-year quarter and first six months of fiscal 2021 within both the North American and International businesses primarily due to benefits from overall cost reductions, including lower discretionary spending, wage and salary reductions, prior-year restructuring actions in response to current business conditions resulting from the COVID-19 pandemic and the absence of acquisition-related expenses. These benefits were partially offset by higher intangible asset amortization expense and higher business realignment charges.
The following business realignment and acquisition integration charges are included in Diversified Industrial North American and Diversified Industrial International operating income:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2020	2019	2020	2019
Diversified Industrial North America	$5	$8	$9	$13
Diversified Industrial International	15	8	25	11

During the first six months of fiscal 2021, business realignment charges primarily included actions taken to address the impact of COVID-19 on our business. The business realignment charges also consisted of severance costs related to actions taken under the Company's simplification initiative implemented by operating units throughout the world as well as plant closures. Acquisition integration charges relate to the fiscal 2020 acquisition of LORD Corporation ("Lord"). Business realignment and acquisition integration charges within the Diversified Industrial International businesses were primarily incurred in Europe. We anticipate that cost savings realized from the workforce reduction measures taken in the first six months of fiscal 2021 will not materially impact operating income in fiscal 2021 and will increase operating income by approximately one percent in fiscal 2022 for both the Diversified Industrial North American and International businesses. We expect to continue to take actions necessary to integrate acquisitions and structure appropriately the operations of the Diversified Industrial Segment, especially in light of the rapidly changing business conditions resulting from the COVID-19 pandemic. We currently anticipate incurring approximately $31 million of additional business realignment and acquisition integration charges in the remainder of fiscal 2021, a majority of which relate to actions to be taken in response to business conditions resulting from COVID-19. However, continually changing business conditions could impact the ultimate costs we incur.
Diversified Industrial Segment backlog as of December 31, 2020 increased from the prior-year quarter primarily due to orders exceeding shipments in the International businesses, slightly offset by shipments exceeding orders in the North American businesses. Within the International businesses, the Asia Pacific region and Europe accounted for approximately 50 percent and 40 percent of the increase, respectively.

As of December 31, 2020, Diversified Industrial Segment backlog increased compared to the June 30, 2020 amount of $2,117 million due to orders exceeding shipments in both the International and North American businesses. The International and North American backlog accounted for approximately 60 percent and 40 percent of the change, respectively. Within the International businesses, Europe and the Asia Pacific region accounted for approximately 60 percent and 30 percent of the increase, respectively.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Aerospace Systems Segment

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2020	2019	2020	2019
Net sales	$585	$735	$1,159	$1,366
Operating income	$91	$121	$177	$244
Operating margin	15.5%	16.5%	15.3%	17.9%
Backlog	$3,263	$3,183	$3,263	$3,183
The decrease in net sales in the Aerospace Systems Segment for the current-year quarter and first six months of fiscal 2021 was primarily due to lower volume in the commercial aftermarket and original equipment manufacturer ("OEM") businesses due to the current market conditions as a result of COVID-19. This decrease was partially offset by higher military OEM and aftermarket volume as well as a $3 million and $71 million increase in sales from prior-year acquisitions for the current-year quarter and first six months of fiscal 2021, respectively.
Operating margin decreased during the current-year quarter and first six months of fiscal 2021 primarily due to lower sales volume in the commercial OEM and aftermarket businesses, lower aftermarket profitability and higher business realignment charges primarily due to current economic conditions resulting from COVID-19, partially offset by lower engineering development expenses and benefits from prior-year restructuring actions. The significantly reduced production rate of the Boeing 737 MAX also contributed to lower operating margin.
As a result of the disruption in the aerospace industry due to the COVID-19 pandemic, we expect to continue to take the actions necessary to structure appropriately the operations of the Aerospace Systems Segment. These actions are expected to result in approximately $2 million of additional business realignment and acquisition integration charges in the remainder of fiscal 2021. However, continually changing business conditions could impact the ultimate costs we incur. We anticipate that cost savings realized from the workforce reduction measures taken in the first six months of fiscal 2021 will increase operating income by approximately two percent in fiscal 2021 and 2022.
The increase in backlog from the prior-year quarter and from the June 30, 2020 amount of $3,021 million is primarily due to orders exceeding shipments in the military OEM business, partially offset by shipments exceeding orders in the military aftermarket, commercial OEM and aftermarket businesses. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Corporate general and administrative expenses

	Three Months Ended		Six Months Ended
(dollars in millions)	December 31,		December 31,
Expense (income)	2020	2019	2020	2019
Corporate general and administrative expense	$39	$36	$75	$85
Corporate general and administrative expense, as a percent of sales	1.1%	1.0%	1.1%	1.2%
During the current-year quarter and first six months of fiscal 2021, corporate general and administrative expenses benefited from lower discretionary spending and wage and salary expense as a result of actions taken in response to current business conditions resulting from the COVID-19 pandemic. In the current year quarter, an increase in deferred compensation expense and charitable contributions more than offset these benefits.

Other (income) expense (in the Business Segment Information) included the following:

	Three Months Ended		Six Months Ended
(dollars in millions)	December 31,		December 31,
Expense (income)	2020	2019	2020	2019
Foreign currency transaction	$4	$8	$(1)	$7
Stock-based compensation	9	8	46	37
Pensions	6	8	10	17
Acquisition expenses	—	100	—	115
(Gain) loss on disposal of assets	(102)	6	(102)	(4)
Interest income	(2)	(8)	(3)	(26)
Other items, net	(1)	(9)	(11)	(18)
	$(86)	$113	$(61)	$128
Foreign currency transaction primarily relates to the impact of exchange rates on cash, marketable securities and other investments, forward contracts and intercompany transactions.
(Gain) loss on disposal of assets for the current-year quarter and first six months of fiscal 2021 includes a gain on the sale of land of approximately $101 million.
CONSOLIDATED BALANCE SHEET

(dollars in millions)	December 31, 2020	June 30, 2020
Cash	$608	$756
Trade accounts receivable, net	1,817	1,854
Inventories	1,871	1,815
Long-term debt	6,602	7,652
Shareholders’ equity	7,106	6,114
Working capital	$1,593	$1,737
Current ratio	1.5	1.6
Cash (comprised of cash and cash equivalents and marketable securities and other investments) includes $548 million and $726 million held by the Company's foreign subsidiaries at December 31, 2020 and June 30, 2020, respectively. The Company does not permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested.
Trade accounts receivable, net are receivables due from customers for sales of product. Days sales outstanding relating to trade accounts receivable was 49 days at December 31, 2020, and 54 days at June 30, 2020. We believe that our receivables are collectible and appropriate allowances for credit losses have been recorded.
Inventories as of December 31, 2020 increased by $56 million (which includes an increase of $52 million from the effect of foreign currency translation). After consideration of the effects of foreign currency translation, inventories increased primarily due to an increase in the Diversified Industrial Segment, partially offset by a decrease in the Aerospace Systems Segment. Days supply of inventory on hand was 84 days at December 31, 2020, 89 days at June 30, 2020 and 84 days at December 31, 2019.
Long-term debt decreased by $1,050 million from prior year-end primarily due to the repayment of term loans. Refer to Note 13 to the Consolidated Financial Statements for further discussion.
Shareholders’ equity activity during the first six months of fiscal 2021 included an increase of approximately $347 million as a result of foreign currency translation.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	December 31,
(dollars in millions)	2020	2019
Cash provided by (used in):
Operating activities	$1,354	$826
Investing activities	79	(5,155)
Financing activities	(1,609)	2,054
Effect of exchange rates	56	4
Net decrease in cash and cash equivalents	$(120)	$(2,271)

Cash flows from operating activities for the first six months of fiscal 2021 was higher than the first six months of fiscal 2020 due to an increase in cash provided by working capital items. We remain focused on managing our inventory and other working capital requirements.
Cash flows from investing activities for the first six months of fiscal 2020 includes acquisition-related activity of $5,076 million. Additionally, the first six months of fiscal 2021 includes net proceeds from the sale of land of approximately $111 million.
Cash flows from financing activities for the first six months of fiscal 2021 includes net commercial paper repayments of $114 million compared to net borrowings of $932 million in the first six months of fiscal 2020. Cash flows from financing activities in the first six months of fiscal 2021 also includes term loan repayments of $1,210 million while the first six months of fiscal 2020 includes proceeds from the issuance of the $925 million and $800 million term loans. Refer to Note 13 to the Consolidated Financial Statements for further discussion.
Our goal is to maintain a strong investment-grade credit profile. The rating agencies periodically update our credit ratings as events occur. At December 31, 2020, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	BBB+
Moody's Investor Services, Inc.	Baa1
Standard & Poor's	BBB+
We continue to actively monitor our liquidity position and working capital needs and prioritize capital expenditures related to safety and strategic investments. The Company remains in a stable overall capital resources and liquidity position that is adequate to meet its projected needs. During the current-year quarter, the Company reinitiated the share repurchase program, which was suspended in March 2020 in response to business uncertainty resulting from the COVID-19 pandemic. We did not repurchase any shares under the program during the current-year quarter. We intend to resume quarterly share repurchases under the program of $50 million in the third quarter of fiscal 2021. Although we cannot reasonably estimate the duration of the pandemic or its ultimate impact on our business, we believe the Company is well positioned to manage through the current economic uncertainty and capitalize on its position as the global leader in motion and control technologies as the economy recovers.
At December 31, 2020, the Company had a line of credit totaling $2,500 million through a multi-currency revolving credit agreement with a group of banks, of which $1,890 million was available. The credit agreement expires in September 2024; however, we have the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.

As of December 31, 2020, the Company was authorized to sell up to $2,500 million of short-term commercial paper notes. As of December 31, 2020, $610 million of commercial paper notes were outstanding, and the largest amount of commercial paper notes outstanding during the current-year quarter was $840 million.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at December 31, 2020, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At December 31, 2020, the Company's debt to debt-shareholders' equity ratio was 0.51 to 1.0. We are in compliance and expect to remain in compliance with all covenants set forth in the credit agreement and indentures.

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
Among other factors which may affect future performance are:
•global economic and political factors, including the impact of the global COVID-19 pandemic and governmental and other actions taken in response, manufacturing activity, air travel trends, currency exchange rates and monetary policy, trade policy and tariffs, difficulties entering new markets and general economic conditions such as inflation, deflation, interest rates and credit availability, as well as uncertainties associated with the timing and conditions surrounding the return to service of the Boeing 737 MAX;
•our ability to identify acceptable strategic acquisition targets; uncertainties surrounding timing, successful completion or integration of acquisitions and similar transactions, including the integrations of Lord and EMFCO Holdings Incorporated, parent company of Exotic; and our ability to successfully divest businesses planned for divestiture and realize the anticipated benefits of such divestitures;
•our ability to effectively manage expanded operations from the acquisitions of Lord and Exotic;
•the determination to undertake business realignment activities and the expected costs thereof and, if undertaken, the ability to complete such activities and realize the anticipated cost savings from such activities;
•increased cybersecurity threats and sophisticated computer crime;
•business relationships with and purchases by or from major customers, suppliers or distributors, including delays or cancellations in shipments;
•the development of new products and technologies requiring substantial investment;
•availability, limitations or cost increases of raw materials, component products and/or commodities that cannot be recovered in product pricing;
•disputes regarding contract terms or significant changes in financial condition, changes in contract cost and revenue estimates for new development programs, and changes in product mix;
•uncertainties surrounding the ultimate resolution of outstanding legal and regulatory proceedings, including the outcome of any appeals;
•additional liabilities relating to changes in tax rates or exposure to additional income tax liabilities;
•potential product liability risks;
•our ability to enter into, own, renew and maintain intellectual property and know-how;
•our leverage and future debt service obligations;
•potential impairment of goodwill;
•compliance costs associated with environmental laws and climate change regulations;
•our ability to manage costs related to insurance and employee retirement and health care benefits;
•compliance with federal rules, regulations, audits and investigations associated with being a provider of products to the United States government; and
•our ability to implement successfully the Company's capital allocation initiatives, including timing, price and execution of share repurchases.

The Company makes these statements as of the date of the filing of its Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, and undertakes no obligation to update them unless otherwise required by law.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. In response to the COVID-19 pandemic, many of our team members have been working remotely. While there were no material changes in our internal control over financial reporting during the quarter ended December 31, 2020, we are continually monitoring and assessing the changing business environment resulting from COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

PARKER-HANNIFIN CORPORATION
PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Unregistered Sales of Equity Securities. Not applicable.
(b)Use of Proceeds. Not applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2020 through October 31, 2020	—	$—	—	10,028,239
November 1, 2020 through November 30, 2020	—	$—	—	10,028,239
December 1, 2020 through December 31, 2020	—	$—	—	10,028,239
Total:	—		—

(1)On October 22, 2014, the Company publicly announced that the Board of Directors increased the overall maximum number of shares authorized for repurchase under the Company's share repurchase program, first announced on August 16, 1990, so that, beginning on October 22, 2014, the maximum aggregate number of shares authorized for repurchase was 35 million shares. There is no limitation on the amount of shares that can be repurchased in a fiscal year. There is no expiration date for this program. During the current-year quarter, the Company reinitiated the share repurchase program, which was suspended in March 2020 in response to business uncertainty resulting from the COVID-19 pandemic. We did not repurchase any shares under the program during the current-year quarter.

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

31(a)
Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002. Act of 2002.*

31(b)
Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002. of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32
Certification Pursuant Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

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
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three and six months ended December 31, 2020 and 2019, (ii) Consolidated Statement of Comprehensive Income for the three and six months ended December 31, 2020 and 2019, (iii) Consolidated Balance Sheet at December 31, 2020 and June 30, 2020, (iv) Consolidated Statement of Cash Flows for the six months ended December 31, 2020 and 2019, and (v) Notes to Consolidated Financial Statements for the six months ended December 31, 2020.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Todd M. Leombruno
Todd M. Leombruno
Executive Vice President and Chief Financial Officer

Date:	February 5, 2021