Form 10-Q
period 2021-03-31
PARKER HANNIFIN CORP
filed 2021-05-06
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Yes  ☐    No  ☒
Number of Common Shares outstanding at March 31, 2021: 129,055,945

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net sales	$3,746,326	$3,702,432	$10,388,771	$10,534,917
Cost of sales	2,714,773	2,766,693	7,618,646	7,929,199
Selling, general and administrative expenses	386,831	413,460	1,113,254	1,303,760
Interest expense	60,830	80,765	189,778	233,612
Other (income), net	(13,460)	(12,643)	(122,066)	(73,713)
Income before income taxes	597,352	454,157	1,589,159	1,142,059
Income taxes	125,619	86,788	348,212	231,051
Net income	471,733	367,369	1,240,947	911,008
Less: Noncontrolling interest in subsidiaries' earnings	86	116	585	383
Net income attributable to common shareholders	$471,647	$367,253	$1,240,362	$910,625

Earnings per share attributable to common shareholders:
Basic	$3.65	$2.86	$9.62	$7.09
Diluted	$3.59	$2.83	$9.50	$7.01
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net income	$471,733	$367,369	$1,240,947	$911,008
Less: Noncontrolling interests in subsidiaries' earnings	86	116	585	383
Net income attributable to common shareholders	471,647	367,253	1,240,362	910,625

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(65,970)	(282,815)	282,539	(233,953)
Retirement benefits plan activity	39,723	32,125	120,859	96,567
Other comprehensive (loss) income	(26,247)	(250,690)	403,398	(137,386)
Less: Other comprehensive (loss) income for noncontrolling interests	(463)	(960)	813	(972)
Other comprehensive (loss) income attributable to common shareholders	(25,784)	(249,730)	402,585	(136,414)
Total comprehensive income attributable to common shareholders	$445,863	$117,523	$1,642,947	$774,211
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(Unaudited)

	March 31, 2021	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$489,600	$685,514
Marketable securities and other investments	40,270	70,805
Trade accounts receivable, net	2,118,437	1,854,398
Non-trade and notes receivable	309,568	244,870
Inventories	1,898,159	1,814,631
Prepaid expenses and other	193,019	214,986
Total current assets	5,049,053	4,885,204
Property, plant and equipment	5,989,920	5,810,681
Less: Accumulated depreciation	3,740,798	3,517,946
Property, plant and equipment, net	2,249,122	2,292,735
Deferred income taxes	125,382	126,839
Investments and other assets	791,221	764,563
Intangible assets, net	3,595,182	3,798,913
Goodwill	8,031,586	7,869,935
Total assets	$19,841,546	$19,738,189
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$186,388	$809,529
Accounts payable, trade	1,551,460	1,111,759
Accrued payrolls and other compensation	430,008	424,231
Accrued domestic and foreign taxes	204,241	195,314
Other accrued liabilities	664,550	607,540
Total current liabilities	3,036,647	3,148,373
Long-term debt	6,571,908	7,652,256
Pensions and other postretirement benefits	1,777,137	1,887,414
Deferred income taxes	416,223	382,528
Other liabilities	631,702	539,089
Total liabilities	12,433,617	13,609,660
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at March 31 and June 30	90,523	90,523
Additional capital	374,497	416,585
Retained earnings	14,429,912	13,530,666
Accumulated other comprehensive (loss)	(2,156,290)	(2,558,875)
Treasury shares, at cost; 51,990,183 shares at March 31 and 52,490,165 shares at June 30	(5,346,440)	(5,364,916)
Total shareholders’ equity	7,392,202	6,113,983
Noncontrolling interests	15,727	14,546
Total equity	7,407,929	6,128,529
Total liabilities and equity	$19,841,546	$19,738,189
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,240,947	$911,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	204,615	187,054
Amortization	244,193	203,895
Share incentive plan compensation	101,907	91,857
Deferred income taxes	(12,127)	9,954
Foreign currency transaction gain	(8,239)	(13,040)
Gain on property, plant and equipment	(108,449)	(5,194)
(Gain) loss on marketable securities	(8,489)	434
Gain on investments	(6,008)	(1,849)
Other	11,149	14,303
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(238,882)	173,310
Inventories	(51,150)	(8,019)
Prepaid expenses and other	24,757	21,783
Other assets	(22,191)	(13,268)
Accounts payable, trade	417,196	(53,875)
Accrued payrolls and other compensation	(2,645)	(68,091)
Accrued domestic and foreign taxes	4,768	(19,985)
Other accrued liabilities	17,396	(82,896)
Pensions and other postretirement benefits	32,418	36,229
Other liabilities	40,239	(92,751)
Net cash provided by operating activities	1,881,405	1,290,859
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash of $82,192 in 2020)	—	(5,076,064)
Capital expenditures	(136,064)	(182,502)
Proceeds from sale of property, plant and equipment	132,740	25,398
Purchases of marketable securities and other investments	(30,608)	(191,277)
Maturities and sales of marketable securities and other investments	71,225	249,306
Other	14,120	129,938
Net cash provided by (used in) investing activities	51,413	(5,045,201)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	4,012	2,459
Payments for common shares	(129,531)	(194,633)
(Payments for) proceeds from notes payable, net	(539,500)	362,346
Proceeds from long-term borrowings	2,016	1,721,211
Payments for long-term borrowings	(1,211,334)	(278,347)
Dividends paid	(341,333)	(340,291)
Net cash (used in) provided by financing activities	(2,215,670)	1,272,745
Effect of exchange rate changes on cash	86,938	(40,553)
Net decrease in cash and cash equivalents	(195,914)	(2,522,150)
Cash and cash equivalents at beginning of year	685,514	3,219,767
Cash and cash equivalents at end of period	$489,600	$697,617
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net sales
Diversified Industrial:
North America	$1,758,383	$1,775,578	$4,853,371	$5,016,035
International	1,388,999	1,182,273	3,777,875	3,408,207
Aerospace Systems	598,944	744,581	1,757,525	2,110,675
Total net sales	$3,746,326	$3,702,432	$10,388,771	$10,534,917
Segment operating income
Diversified Industrial:
North America	$336,589	$279,628	$887,041	$766,159
International	274,427	176,954	681,541	499,343
Aerospace Systems	102,303	127,440	279,798	371,459
Total segment operating income	713,319	584,022	1,848,380	1,636,961
Corporate general and administrative expenses	48,089	48,342	123,544	132,904
Income before interest expense and other expense	665,230	535,680	1,724,836	1,504,057
Interest expense	60,830	80,765	189,778	233,612
Other expense (income)	7,048	758	(54,101)	128,386
Income before income taxes	$597,352	$454,157	$1,589,159	$1,142,059

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts or as otherwise noted)

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2021, the results of operations for the three and nine months ended March 31, 2021 and 2020 and cash flows for the nine months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2020 Annual Report on Form 10-K.
The novel coronavirus ("COVID-19") pandemic is having, and will likely continue to have, an adverse effect on our business, and its future impacts remain unpredictable. Therefore, accounting estimates and assumptions may change over time in response to the impacts of COVID-19. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
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
Diversified Industrial Segment revenues by technology platform:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Motion Systems	$820,514	$778,840	$2,197,971	$2,297,961
Flow and Process Control	1,081,570	1,015,430	2,955,643	2,969,033
Filtration and Engineered Materials	1,245,298	1,163,581	3,477,632	3,157,248
Total	$3,147,382	$2,957,851	$8,631,246	$8,424,242

Aerospace Systems Segment revenues by product platform:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Flight Control Actuation	$174,067	$175,871	$499,432	$529,553
Fuel, Inerting and Engine Motion Control	129,866	159,837	384,937	471,525
Hydraulics	75,430	114,763	222,193	333,523
Engine Components	145,819	181,173	436,119	454,572
Airframe and Engine Fluid Conveyance	49,190	83,555	141,737	247,356
Other	24,572	29,382	73,107	74,146
Total	$598,944	$744,581	$1,757,525	$2,110,675
Total Company revenues by geographic region based on the Company's selling operation's location:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
North America	$2,354,251	$2,507,566	$6,598,238	$7,107,655
Europe	788,498	726,577	2,087,030	2,018,301
Asia Pacific	561,274	430,500	1,586,375	1,292,054
Latin America	42,303	37,789	117,128	116,907
Total	$3,746,326	$3,702,432	$10,388,771	$10,534,917
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
Total contract assets and contract liabilities are as follows:

	March 31, 2021	June 30, 2020
Contract assets, current (included within Prepaid expenses and other)	$35,616	$30,827
Contract assets, noncurrent (included within Investments and other assets)	2,089	1,497
Total contract assets	37,705	32,324
Contract liabilities, current (included within Other accrued liabilities)	(52,834)	(51,278)
Contract liabilities, noncurrent (included within Other liabilities)	(3,910)	(3,232)
Total contract liabilities	(56,744)	(54,510)
Net contract liabilities	$(19,039)	$(22,186)
At March 31, 2021, the change in net contract liabilities was primarily due to timing differences between when revenue was recognized and the receipt of advance payments. During the nine months ended March 31, 2021, approximately $29 million of revenue was recognized that was included in the contract liabilities at June 30, 2020.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at March 31, 2021 was $6,185 million, of which approximately 87 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.

4. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Numerator:
Net income attributable to common shareholders	$471,647	$367,253	$1,240,362	$910,625
Denominator:
Basic - weighted average common shares	129,085,563	128,289,720	128,935,696	128,383,549
Increase in weighted average common shares from dilutive effect of equity-based awards	2,292,370	1,456,827	1,690,904	1,479,266
Diluted - weighted average common shares, assuming exercise of equity-based awards	131,377,933	129,746,547	130,626,600	129,862,815

Basic earnings per share	$3.65	$2.86	$9.62	$7.09
Diluted earnings per share	$3.59	$2.83	$9.50	$7.01
For the three months ended March 31, 2021 and 2020, 133 and 753,028 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended March 31, 2021 and 2020, 589,364 and 516,067 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
5. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. There is no expiration date for this program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. In March 2020, the Company suspended the share repurchase program in response to business uncertainty resulting from the COVID-19 pandemic. During fiscal 2021, the Company reinitiated the share repurchase program and began repurchasing shares under the program in February 2021. During the three and nine months ended March 31, 2021, we repurchased 169,814 shares at an average price, including commissions, of $294.44 per share.
6. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. We evaluate the collectibility of our receivables based on historical experience and current and forecasted economic conditions based on management's judgment. Additionally, receivables are written off to bad debt when management makes a final determination of uncollectibility. Allowance for credit losses was $12,734 and $11,644 at March 31, 2021 and June 30, 2020, respectively.
7. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2021	June 30, 2020
Notes receivable	$141,333	$97,370
Accounts receivable, other	168,235	147,500
Total	$309,568	$244,870

8. Inventories
The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2021	June 30, 2020
Finished products	$715,218	$694,577
Work in process	944,378	881,104
Raw materials	238,563	238,950
Total	$1,898,159	$1,814,631
9. Business realignment and acquisition integration charges
We incurred business realignment and acquisition integration charges in the first nine months of fiscal 2021 and 2020. During fiscal 2021, business realignment charges primarily consisted of actions taken to address the impact of COVID-19 on our business. In both fiscal 2021 and 2020, business realignment charges included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity as well as plant closures. A majority of the business realignment charges were incurred in North America and Europe. We believe the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges presented in the Business Segment Information are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Diversified Industrial	$4,139	$12,720	$31,247	$27,112
Aerospace Systems	1,306	613	6,643	658
Corporate general and administrative expenses	156	71	954	193
Other expense	1	50	1,226	50
Workforce reductions in connection with business realignment charges in the Business Segment Information are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Diversified Industrial	65	336	741	1,154
Aerospace Systems	41	34	326	50
Corporate general and administrative expenses	1	3	19	8
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Cost of sales	$3,056	$10,201	$29,389	$21,225
Selling, general and administrative expenses	2,545	3,203	9,455	6,738
Other (income), net	1	50	1,226	50
During the first nine months of fiscal 2021, approximately $43 million in payments were made relating to business realignment charges. Remaining payments related to business realignment actions of approximately $19 million, a majority of which are expected to be paid by March 31, 2022, are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment actions described above, the timing and amount of which are not known at this time.

We also incurred the following acquisition integration charges related to the fiscal 2020 acquisitions of LORD Corporation ("Lord") and Exotic Metals Forming Company ("Exotic"):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Diversified Industrial	$2,631	$8,364	$9,495	$18,503
Aerospace Systems	24	486	699	1,570
These charges are primarily included in selling, general and administrative expenses within the Consolidated Statement of Income.
10. Equity

Changes in equity for the three months ended March 31, 2021 and 2020 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$90,523	$385,049	$14,072,152	$(2,130,506)	$(5,311,236)	$16,322	$7,122,304
Net income			471,647			86	471,733
Other comprehensive (loss)				(25,784)		(463)	(26,247)
Dividends paid ($0.88 per share)			(113,887)			(218)	(114,105)
Stock incentive plan activity		(10,552)			14,796		4,244
Shares purchased at cost					(50,000)		(50,000)
Balance at March 31, 2021	$90,523	$374,497	$14,429,912	$(2,156,290)	$(5,346,440)	$15,727	$7,407,929

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$90,523	$455,862	$13,094,252	$(1,945,732)	$(5,364,730)	$12,326	$6,342,501
Net income			367,253			116	367,369
Other comprehensive (loss)				(249,730)		(960)	(250,690)
Dividends paid ($0.88 per share)			(113,214)			(52)	(113,266)
Stock incentive plan activity		(3,705)			11,978		8,273
Acquisition activity						7	7
Shares purchased at cost					(46,767)		(46,767)
Balance at March 31, 2020	$90,523	$452,157	$13,348,291	$(2,195,462)	$(5,399,519)	$11,437	$6,307,427

Changes in equity for the nine months ended March 31, 2021 and 2020 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2020	$90,523	$416,585	$13,530,666	$(2,558,875)	$(5,364,916)	$14,546	$6,128,529
Net income			1,240,362			585	1,240,947
Other comprehensive income				402,585		813	403,398
Dividends paid ($2.64 per share)			(341,116)			(217)	(341,333)
Stock incentive plan activity		(42,088)			68,476		26,388
Shares purchased at cost					(50,000)		(50,000)
Balance at March 31, 2021	$90,523	$374,497	$14,429,912	$(2,156,290)	$(5,346,440)	$15,727	$7,407,929

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2019	$90,523	$462,086	$12,777,538	$(2,059,048)	$(5,309,130)	$6,183	$5,968,152
Net income			910,625			383	911,008
Other comprehensive (loss)				(136,414)		(972)	(137,386)
Dividends paid ($2.64 per share)			(339,872)			(419)	(340,291)
Stock incentive plan activity		(9,929)			56,378		46,449
Acquisition activity						6,262	6,262
Shares purchased at cost					(146,767)		(146,767)
Balance at March 31, 2020	$90,523	$452,157	$13,348,291	$(2,195,462)	$(5,399,519)	$11,437	$6,307,427

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the nine months ended March 31, 2021 and 2020 are as follows:

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2020	$(1,193,937)	$(1,364,938)	$(2,558,875)
Other comprehensive income before reclassifications	281,726	—	281,726
Amounts reclassified from accumulated other comprehensive (loss)	—	120,859	120,859
Balance at March 31, 2021	$(912,211)	$(1,244,079)	$(2,156,290)

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2019	$(1,011,656)	$(1,047,392)	$(2,059,048)
Other comprehensive (loss) before reclassifications	(232,981)	—	(232,981)
Amounts reclassified from accumulated other comprehensive (loss)	—	96,567	96,567
Balance at March 31, 2020	$(1,244,637)	$(950,825)	$(2,195,462)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three and nine months ended March 31, 2021 and 2020 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Nine Months Ended
	March 31, 2021	March 31, 2021
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,304)	$(3,542)	Other (income), net
Recognized actuarial loss	(51,212)	(156,240)	Other (income), net
Total before tax	(52,516)	(159,782)
Tax benefit	12,793	38,923
Net of tax	$(39,723)	$(120,859)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,385)	$(4,152)	Other (income), net
Recognized actuarial loss	(41,154)	(123,342)	Other (income), net
Total before tax	(42,539)	(127,494)
Tax benefit	10,414	30,927
Net of tax	$(32,125)	$(96,567)

11. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the nine months ended March 31, 2021 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2020	$7,267,573	$602,362	$7,869,935
Acquisitions	3,738	—	3,738
Foreign currency translation and other	157,900	13	157,913
Balance at March 31, 2021	$7,429,211	$602,375	$8,031,586
The acquisitions line represents adjustments to the Lord goodwill allocation during the measurement period subsequent to its acquisition date. The impact of these adjustments during the first six months of fiscal 2021 was immaterial to our results of operations and financial position. At December 31, 2020, purchase price allocations for both Lord and Exotic were complete.
Goodwill is tested for impairment at the reporting unit level annually and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. At December 31, 2020, the Company performed its fiscal 2021 annual goodwill impairment test, which indicated no impairment existed. We did not identify any events or circumstances during the first nine months of fiscal 2021 that required performance of an interim goodwill impairment test.
Intangible assets are amortized using the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	March 31, 2021		June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$999,364	$203,391	$991,596	$162,528
Trademarks	760,437	321,399	748,326	285,197
Customer lists and other	3,857,368	1,497,197	3,791,505	1,284,789
Total	$5,617,169	$2,021,987	$5,531,427	$1,732,514
Total intangible amortization expense for the nine months ended March 31, 2021 was $244,193. The estimated amortization expense for the five years ending June 30, 2021 through 2025 is $323,846, $307,704, $297,652, $288,337 and $274,208, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred during the nine months ended March 31, 2021.

12. Retirement benefits
Net pension benefit expense recognized included the following components:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Service cost	$21,016	$20,967	$63,215	$61,965
Interest cost	25,661	36,389	76,833	106,233
Expected return on plan assets	(67,201)	(68,058)	(200,410)	(198,836)
Amortization of prior service cost	1,294	1,411	3,583	4,229
Amortization of net actuarial loss	51,094	41,200	156,254	123,540
Amortization of initial net obligation	4	4	13	13
Net pension benefit expense	$31,868	$31,913	$99,488	$97,144
During the three months ended March 31, 2021 and 2020, we recognized $141 and $169, respectively, in expense related to other postretirement benefits. During the nine months ended March 31, 2021 and 2020, we recognized $911 and $1,136, respectively, in expense related to other postretirement benefits. Components of retirement benefits expense, other than service cost, are included in other (income), net in the Consolidated Statement of Income.
13. Debt
During the first nine months of fiscal 2021, we repaid the remaining $890 million and $320 million balances related to the $925 million and $800 million term loans, respectively.
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
As of March 31, 2021, we had gross unrecognized tax benefits of $102,739, all of which, if recognized, would impact the effective tax rate. The accrued interest related to the gross unrecognized tax benefits, excluded from the amount above, is $17,215. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $40,000 as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.
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

Marketable securities and other investments include deposits and equity investments. Deposits are recorded at cost, and equity investments are recorded at fair value. Changes in fair value related to equity investments are recorded in net income. Unrealized gains and losses related to equity investments were not material as of March 31, 2021 and 2020.

The carrying value of long-term debt, which excludes the impact of net unamortized debt issuance costs, and estimated fair value of long-term debt are as follows:

	March 31, 2021	June 30, 2020
Carrying value of long-term debt	$6,637,164	$7,809,541
Estimated fair value of long-term debt	7,307,181	8,574,401
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
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	March 31, 2021	June 30, 2020
Net investment hedges
Cross-currency swap contracts	Other liabilities	$73,144	$30,860
Cash flow hedges
Forward exchange contracts	Non-trade and notes receivable	8,042	5,311
Forward exchange contracts	Other accrued liabilities	4,364	3,474
Costless collar contracts	Non-trade and notes receivable	490	2,250
Costless collar contracts	Other accrued liabilities	1,916	661

The cross-currency swap, forward exchange, and costless collar contracts are reflected on a gross basis in the Consolidated Balance Sheet. We have not entered into any master netting arrangements.
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
Net (losses) of $(3) million and $(48) million relating to forward exchange contracts were recorded within cost of sales in the Consolidated Statement of Income for the three months ended March 31, 2021 and 2020, respectively. Net gains (losses) of $21 million and $(41) million relating to forward exchange contracts were recorded within cost of sales in the Consolidated Statement of Income for the nine months ended March 31, 2021 and 2020, respectively. All other gains or losses on derivative financial instruments that were recorded in the Consolidated Statement of Income for the three and nine months ended March 31, 2021 and 2020 were not material.

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) on the Consolidated Balance Sheet are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Cross-currency swap contracts	$5,188	$5,821	$(33,675)	$12,372
Foreign denominated debt	25,636	9,574	(26,200)	17,898

During the first nine months of fiscal 2021, the periodic interest settlements related to the cross-currency swaps were not material. No portion of these financial instruments were excluded from the effectiveness testing during the nine months ended March 31, 2020.
A summary of financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2021 and June 30, 2020 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$17,358	$17,358	$—	$—
Derivatives	8,532	—	8,532	—
Liabilities:
Derivatives	79,424	—	79,424	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$7,901	$7,901	$—	$—
Derivatives	7,561	—	7,561	—
Liabilities:
Derivatives	34,995	—	34,995	—
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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021
AND COMPARABLE PERIODS ENDED MARCH 31, 2020

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
A PMI above 50 indicates that the manufacturing activity specific to a region of the world in the mobile and industrial markets is expanding. A PMI below 50 indicates the opposite. Recent PMI levels for some regions around the world were as follows:

	March 31, 2021	June 30, 2020	March 31, 2020
United States	64.7	52.6	49.1
Eurozone countries	61.9	47.4	44.5
China	50.6	51.2	50.1
Brazil	52.8	51.6	48.4
At March 31, 2021, global aircraft miles flown decreased by approximately 59 percent and available revenue passenger miles decreased by approximately 70 percent from their comparable prior-year period. The Company anticipates that U.S. Department of Defense spending with regard to appropriations and operations and maintenance for the U.S. Government’s fiscal year 2021 will be approximately four percent lower than the comparable fiscal 2020 level.
Housing starts in March 2021 were approximately 37 percent higher than housing starts in March 2020 and approximately 47 percent higher than housing starts in June 2020.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Given the unpredictable nature of COVID-19's impact on the global economy, the statistics included above may not be reflective of recent or future activity.
We continue to monitor the impact of the COVID-19 pandemic, which has negatively impacted demand and continues to create economic uncertainty. Disruption within the aerospace industry, which is facing the consequences of travel restrictions and considerably lower demand, was significant and is expected to continue. The ultimate extent to which our business and results of operations will be impacted by the pandemic will depend on future developments that cannot be accurately predicted at this time. These developments include the availability, acceptance, distribution and effectiveness of vaccines; new information concerning the severity and spread of COVID-19 and its variants; and actions by government authorities to contain the pandemic or mitigate its economic, public health and other impacts.

We continue to prioritize the safety of our team members. To minimize the spread of COVID-19 in our workplaces, we implemented rigorous prevention, screening and hygiene protocols. Additionally, we are strategically managing costs through reductions in discretionary spending. We continue to prioritize capital expenditures related to safety and strategic investments. At the same time, we are appropriately addressing the ongoing needs of our business so that we may continue to serve our customers.
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

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2021	2020	2021	2020
Net sales	$3,746	$3,702	$10,389	$10,535
Gross profit margin	27.5%	25.3%	26.7%	24.7%
Selling, general and administrative expenses	$387	$413	$1,113	$1,304
Selling, general and administrative expenses, as a percent of sales	10.3%	11.2%	10.7%	12.4%
Interest expense	$61	$81	$190	$234
Other (income), net	$(13)	$(13)	$(122)	$(74)
Effective tax rate	21.0%	19.1%	21.9%	20.2%
Net income	$472	$367	$1,241	$911
Net income, as a percent of sales	12.6%	9.9%	11.9%	8.6%

Net sales for the current-year quarter remained relatively flat when compared to the prior-year quarter and decreased slightly during the first nine months of fiscal 2021. Lower volume in the Aerospace Systems Segment and Diversified Industrial North American businesses, partially offset by higher volume in the Diversified Industrial International businesses, was the primary driver for the change in net sales in both periods. The effect of currency rate changes increased net sales by approximately $81 million and $146 million in the current-year quarter and first nine months of fiscal 2021, respectively. These increases were primarily due to a $76 million and $147 million increase in the Diversified Industrial International businesses during the current-year quarter and first nine months of fiscal 2021, respectively. Acquisitions contributed approximately $394 million in net sales during the first nine months of fiscal 2021.

Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased in the current-year quarter and first nine months of fiscal 2021 primarily due to higher margins in all businesses. Gross profit margin in the current-year and prior-year quarter included a net foreign currency transaction gain of $8 million and $20 million, respectively, and $8 million and $13 million for the first nine months of fiscal 2021 and 2020, respectively. Gross profit margin also benefited from the absence of acquisition-related expenses, which were included in cost of sales in the prior-year quarter and first nine months of fiscal 2020, of $18 million and $69 million, respectively. Cost of sales for the current-year and prior-year quarter also included business realignment and acquisition integration charges of $3 million and $11 million, respectively, and $31 million and $22 million for the first nine months of fiscal 2021 and 2020, respectively.
Selling, general and administrative expenses ("SG&A") decreased during the current-year quarter and first nine months of fiscal 2021 primarily due to benefits from lower discretionary spending and wage and salary expense resulting from actions taken in response to business conditions resulting from the COVID-19 pandemic. During the first nine months of fiscal 2021, SG&A benefited from the absence of acquisition-related expenses of $115 million, which were incurred in the first nine months of fiscal 2020. These benefits were partially offset by higher intangible amortization expense related to prior-year acquisitions and higher stock compensation expense. SG&A included business realignment and acquisition integration charges of $5 million and $12 million for the current-year and prior-year quarter, respectively, and $19 million and $26 million for the first nine months of fiscal 2021 and 2020, respectively.
Interest expense for the current-year quarter decreased from the prior-year quarter primarily due to lower average debt outstanding. Interest expense decreased in the first nine months of fiscal 2021 due to both lower interest rates and lower average debt outstanding.
Other (income), net included the following:

	Three Months Ended		Nine Months Ended
(dollars in millions)	March 31,		March 31,
Expense (income)	2021	2020	2021	2020
Income related to equity method investments	$(11)	$(23)	$(30)	$(67)
Non-service components of retirement benefit cost	11	11	37	36
Gain on disposal of assets	(6)	(1)	(108)	(5)
Interest income	(2)	(3)	(5)	(29)
Other items, net	(5)	3	(16)	(9)
	$(13)	$(13)	$(122)	$(74)

Gain on disposal of assets for the first nine months of fiscal 2021 includes a gain on the sale of land of approximately $101 million.

Effective tax rate for the current-year quarter and first nine months of fiscal 2021 was higher than the comparable prior-year periods primarily due to an overall decrease in discrete tax benefits. The fiscal 2021 effective tax rate is expected to be approximately 22.5 percent.

BUSINESS SEGMENT INFORMATION
Diversified Industrial Segment

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2021	2020	2021	2020
Net sales
North America	$1,758	$1,776	$4,853	$5,016
International	1,389	1,182	3,778	3,408
Operating income
North America	337	280	887	766
International	$274	$177	$682	$499
Operating margin
North America	19.1%	15.7%	18.3%	15.3%
International	19.8%	15.0%	18.0%	14.7%
Backlog	$2,850	$2,384	$2,850	$2,384

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period versus the comparable prior-year period:

	Period Ending March 31, 2021
	Three Months	Nine Months
Diversified Industrial North America – as reported	(1.0)%	(3.2)%
Acquisitions	—%	3.7%
Currency	0.2%	—%
Diversified Industrial North America – without acquisitions and currency	(1.2)%	(6.9)%

Diversified Industrial International – as reported	17.5%	10.8%
Acquisitions	—%	4.0%
Currency	6.4%	4.2%
Diversified Industrial International – without acquisitions and currency	11.1%	2.6%

Total Diversified Industrial Segment – as reported	6.4%	2.5%
Acquisitions	—%	3.8%
Currency	2.7%	1.8%
Total Diversified Industrial Segment – without acquisitions and currency	3.7%	(3.1)%
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
Sales in the Diversified Industrial North American businesses decreased 1.0 percent and 3.2 percent during the current-year quarter and first nine months of fiscal 2021, respectively. The effect of acquisitions increased sales by approximately $188 million in the first nine months of fiscal 2021. The effect of currency exchange rates did not have a significant impact on sales. Excluding the effects of acquisitions and changes in the currency exchange rates, Diversified Industrial North American sales decreased in the current-year quarter primarily due to lower demand from distributors and end users in various markets, including the oil and gas, power generation, industrial machinery, and material handling markets, partially offset by an increase in end-user demand in the life sciences, refrigeration, farm and agriculture, and cars and light truck markets. In the first nine months of fiscal 2021 sales decreased primarily due to lower demand from distributors and end users in various markets, including the oil and gas, construction equipment, heavy-duty truck, industrial machinery, and material handling markets, partially offset by an increase in the life sciences, refrigeration, farm and agriculture, and semiconductor markets.

Sales in the current-year quarter and first nine months of fiscal 2021 for the Diversified Industrial International operations increased 17.5 percent and 10.8 percent from the prior-year quarter and first nine months of fiscal 2020, respectively. The effect of acquisitions increased sales by approximately $136 million in the first nine months of fiscal 2021. The effect of currency exchange rates increased sales by approximately $76 million and $147 million in the current-year quarter and first nine months of fiscal 2021, respectively. Excluding the effects of acquisitions and changes in currency exchange rates, Diversified Industrial International sales for the current-year quarter increased 11.1 percent and 2.6 percent from the prior-year quarter and first nine months of fiscal 2020, respectively. During the current-year quarter, the Asia Pacific region and Europe accounted for approximately 75 percent and 15 percent, respectively, of the increase in sales, while Latin America contributed to the remainder of the change. During the first nine months of fiscal 2021, the increase in sales is attributable to higher sales in both the Asia Pacific and Latin America regions, partially offset by a decrease in sales in Europe.

Within Europe, the increase in sales in the current-year quarter was primarily due to higher demand from distributors and end-user demand in various markets, including the construction equipment, power generation and machine tool markets, partially offset by a decrease in end-user demand in the industrial machinery and oil and gas markets. During the first nine months of fiscal 2021, the decrease in sales was primarily due to lower demand from distributors and end-user demand in various markets, including the industrial machinery, construction equipment, machine tool, and oil and gas markets, partially offset by an increase in end-user demand in the power generation market.

Within the Asia Pacific region, the increase in sales in the current-year quarter and first nine months of fiscal 2021 was primarily due to an increase in demand from distributors and end-user demand in various markets, including the construction equipment, semiconductor, cars and light truck, engine, and industrial machinery markets, partially offset by a decrease in end-user demand in the oil and gas and mining markets.

Within Latin America, the increase in sales in the current-year quarter and the first nine months of fiscal 2021 was primarily due to higher demand from distributors and end-user demand in various markets, including the farm and agriculture, construction equipment, and life science markets, partially offset by a decrease in end-user demand in the oil and gas market.
Diversified Industrial Segment operating margins increased in the current-year quarter and first nine months of fiscal 2021 within both the North American and International businesses primarily due to benefits from overall cost reductions, including lower discretionary spending, wage and salary reductions, restructuring actions in response to business conditions resulting from the COVID-19 pandemic, the absence of acquisition-related expenses, and productivity improvements. In the first nine months of fiscal 2021, these benefits were partially offset by higher intangible asset amortization expense and higher business realignment charges.
The following business realignment and acquisition integration charges are included in Diversified Industrial North American and Diversified Industrial International operating income:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2021	2020	2021	2020
Diversified Industrial North America	$2	$10	$11	$23
Diversified Industrial International	5	12	30	23

During the first nine months of fiscal 2021, business realignment charges primarily included actions taken to address the impact of COVID-19 on our business. The business realignment charges also consisted of severance costs related to actions taken under the Company's simplification initiative implemented by operating units throughout the world as well as plant closures. Acquisition integration charges relate to the fiscal 2020 acquisition of LORD Corporation ("Lord"). Business realignment and acquisition integration charges within the Diversified Industrial International businesses were primarily incurred in Europe. We anticipate that cost savings realized from the workforce reduction measures taken in the first nine months of fiscal 2021 will not materially impact operating income in fiscal 2021 and will increase operating income by approximately one percent in fiscal 2022 for both the Diversified Industrial North American and International businesses. We expect to continue to take actions necessary to integrate acquisitions and structure appropriately the operations of the Diversified Industrial Segment. We currently anticipate incurring approximately $12 million of additional business realignment and acquisition integration charges in the remainder of fiscal 2021. However, continually changing business conditions could impact the ultimate costs we incur.
Diversified Industrial Segment backlog as of March 31, 2021 increased from the prior-year quarter due to orders exceeding shipments in both the International and North American businesses. Backlog in North America and Europe accounted for approximately 45 percent and 30 percent of the change, respectively, while the remaining 25 percent related to the Asia Pacific region.

As of March 31, 2021, Diversified Industrial Segment backlog increased compared to the June 30, 2020 amount of $2,117 million due to orders exceeding shipments in both the International and North American businesses. The International and North American backlog each accounted for approximately 50 percent of the change. Within the International businesses, Europe and the Asia Pacific region accounted for approximately 55 percent and 40 percent of the increase, respectively.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Aerospace Systems Segment

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2021	2020	2021	2020
Net sales	$599	$745	$1,758	$2,111
Operating income	$102	$127	$280	$371
Operating margin	17.1%	17.1%	15.9%	17.6%
Backlog	$3,335	$3,159	$3,335	$3,159
The decrease in net sales in the Aerospace Systems Segment for the current-year quarter and first nine months of fiscal 2021 was primarily due to lower volume in the commercial aftermarket and original equipment manufacturer ("OEM") businesses due to the market conditions as a result of COVID-19. This decrease was partially offset by higher military OEM and aftermarket volume as well as a $71 million increase in sales from prior-year acquisitions in the first nine months of fiscal 2021.
Operating margin decreased during the current-year quarter and first nine months of fiscal 2021 primarily due to lower sales volume in the commercial OEM and aftermarket businesses, lower aftermarket profitability and higher business realignment charges primarily due to current economic conditions resulting from COVID-19, partially offset by lower engineering development expenses and benefits from prior-year restructuring actions.
The disruption in the aerospace industry due to the COVID-19 pandemic has been significant and we have taken actions necessary to structure appropriately the operations of the Aerospace Systems Segment. We do not currently intend to incur significant additional business realignment and acquisition integration charges in the remainder of fiscal 2021. However, continually changing business conditions could impact the ultimate costs we incur. We anticipate that cost savings realized from the workforce reduction measures taken in the first nine months of fiscal 2021 will increase operating income by approximately two percent and three percent in fiscal 2021 and 2022, respectively.
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
Corporate general and administrative expenses

	Three Months Ended		Nine Months Ended
(dollars in millions)	March 31,		March 31,
Expense (income)	2021	2020	2021	2020
Corporate general and administrative expense	$48	$48	$124	$133
Corporate general and administrative expense, as a percent of sales	1.3%	1.3%	1.2%	1.3%
Corporate general and administrative expenses remained flat in the current-year quarter and decreased during first nine months of fiscal 2021 primarily due to benefits from lower discretionary spending and wage and salary expense as a result of actions taken in response to business conditions resulting from the COVID-19 pandemic. During the first nine months of fiscal 2021, these benefits were partially offset by an increase in deferred compensation expense and charitable contributions.

Other expense (income) (in the Business Segment Information) included the following:

	Three Months Ended		Nine Months Ended
(dollars in millions)	March 31,		March 31,
Expense (income)	2021	2020	2021	2020
Foreign currency transaction	$(8)	$(20)	$(8)	$(13)
Stock-based compensation	8	7	54	45
Pensions	6	6	16	23
Acquisition expenses	1	—	1	115
Gain on disposal of assets	(6)	(1)	(108)	(5)
Interest income	(2)	(3)	(5)	(29)
Other items, net	8	12	(4)	(8)
	$7	$1	$(54)	$128
Foreign currency transaction primarily relates to the impact of exchange rates on cash, marketable securities and other investments, forward contracts and intercompany transactions.
Gain on disposal of assets for the first nine months of fiscal 2021 includes a gain on the sale of land of approximately $101 million.
CONSOLIDATED BALANCE SHEET

(dollars in millions)	March 31, 2021	June 30, 2020
Cash	$530	$756
Trade accounts receivable, net	2,118	1,854
Inventories	1,898	1,815
Long-term debt	6,572	7,652
Shareholders’ equity	7,392	6,114
Working capital	$2,012	$1,737
Current ratio	1.7	1.6
Cash (comprised of cash and cash equivalents and marketable securities and other investments) includes $505 million and $726 million held by the Company's foreign subsidiaries at March 31, 2021 and June 30, 2020, respectively. The Company does not permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested.
Trade accounts receivable, net are receivables due from customers for sales of product. Days sales outstanding relating to trade accounts receivable was 52 days at March 31, 2021, and 54 days at June 30, 2020. We believe that our receivables are collectible and appropriate allowances for credit losses have been recorded.
Inventories as of March 31, 2021 increased by $84 million (which includes an increase of $32 million from the effect of foreign currency translation). After consideration of the effects of foreign currency translation, inventories increased primarily due to an increase in the Diversified Industrial Segment, partially offset by a decrease in the Aerospace Systems Segment. Days supply of inventory on hand was 77 days at March 31, 2021, 89 days at June 30, 2020 and 83 days at March 31, 2020.
Long-term debt decreased by $1,080 million from prior year-end primarily due to the repayment of term loans. Refer to Note 13 to the Consolidated Financial Statements for further discussion.
Shareholders’ equity activity during the first nine months of fiscal 2021 included an increase of approximately $282 million as a result of foreign currency translation.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	March 31,
(dollars in millions)	2021	2020
Cash provided by (used in):
Operating activities	$1,881	$1,291
Investing activities	51	(5,045)
Financing activities	(2,216)	1,273
Effect of exchange rates	88	(41)
Net decrease in cash and cash equivalents	$(196)	$(2,522)

Cash flows from operating activities for the first nine months of fiscal 2021 was higher than the first nine months of fiscal 2020 due to an increase in cash provided by working capital items. We remain focused on managing our inventory and other working capital requirements.
Cash flows from investing activities for the first nine months of fiscal 2020 includes acquisition-related activity of $5,076 million. Additionally, the first nine months of fiscal 2021 includes net proceeds from the sale of land of approximately $111 million.
Cash flows from financing activities for the first nine months of fiscal 2021 includes net commercial paper repayments of $540 million compared to net borrowings of $362 million in the first nine months of fiscal 2020. Cash flows from financing activities in the first nine months of fiscal 2021 also includes term loan repayments of $1,210 million while the first nine months of fiscal 2020 includes proceeds from the issuance of the $925 million and $800 million term loans. Refer to Note 13 to the Consolidated Financial Statements for further discussion.
Our goal is to maintain a strong investment-grade credit profile. The rating agencies periodically update our credit ratings as events occur. At March 31, 2021, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	BBB+
Moody's Investors Services, Inc.	Baa1
Standard & Poor's	BBB+
We continue to actively monitor our liquidity position and working capital needs and prioritize capital expenditures related to safety and strategic investments. The Company remains in a stable overall capital resources and liquidity position that is adequate to meet its projected needs. In March 2020, the Company suspended the share repurchase program in response to business uncertainty resulting from the COVID-19 pandemic. During fiscal 2021, the Company reinitiated the share repurchase program and repurchased shares totaling $50 million during the three months ended March 31, 2021.
At March 31, 2021, the Company had a line of credit totaling $2,500 million through a multi-currency revolving credit agreement with a group of banks, of which $2,316 million was available. The credit agreement expires in September 2024; however, we have the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
As of March 31, 2021, the Company was authorized to sell up to $2,500 million of short-term commercial paper notes. As of March 31, 2021, $184 million of commercial paper notes were outstanding, and the largest amount of commercial paper notes outstanding during the current-year quarter was $610 million.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at March 31, 2021, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At March 31, 2021, the Company's debt to debt-shareholders' equity ratio was 0.48 to 1.0. We are in compliance and expect to remain in compliance with all covenants set forth in the credit agreement and indentures.

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
Among other factors which may affect future performance are:
•global economic and political factors, including the impact of the global COVID-19 pandemic and governmental and other actions taken in response, manufacturing activity, air travel trends, currency exchange rates and monetary policy, trade policy and tariffs, as well as difficulties entering new markets and general economic conditions such as inflation, deflation, interest rates and credit availability;
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

The Company makes these statements as of the date of the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and undertakes no obligation to update them unless otherwise required by law.

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
As discussed elsewhere in this report, the COVID-19 pandemic is having, and likely will continue to have, an adverse effect on our business, and its future impacts remain unpredictable. As we cannot anticipate the ultimate duration or scope of the COVID-19 pandemic, the ultimate financial impact to our results cannot be reasonably estimated, but could be material.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. In response to the COVID-19 pandemic, many of our team members have been working remotely. While there were no material changes in our internal control over financial reporting during the quarter ended March 31, 2021, we are continually monitoring and assessing the changing business environment resulting from COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

PARKER-HANNIFIN CORPORATION
PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time we are involved in matters that involve governmental authorities as a party under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. We will report such matters that exceed, or that we reasonably believe may exceed, $1.0 million or more in monetary sanctions.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Unregistered Sales of Equity Securities. Not applicable.
(b)Use of Proceeds. Not applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2021 through January 31, 2021	—	$—	—	10,028,239
February 1, 2021 through February 28, 2021	65,000	$276.75	65,000	9,963,239
March 1, 2021 through March 31, 2021	104,814	$305.38	104,814	9,858,425
Total:	169,814		169,814

(1)On October 22, 2014, the Company publicly announced that the Board of Directors increased the overall maximum number of shares authorized for repurchase under the Company's share repurchase program, first announced on August 16, 1990, so that, beginning on October 22, 2014, the maximum aggregate number of shares authorized for repurchase was 35 million shares. There is no limitation on the amount of shares that can be repurchased in a fiscal year. There is no expiration date for this program. In March 2020, the Company suspended the share repurchase program in response to business uncertainty resulting from the COVID-19 pandemic. During fiscal 2021, the Company reinitiated the share repurchase program and began repurchasing shares under the program in February 2021.

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

3(a)	Regulations, Amended and Restated as of April 22, 2021 of Parker-Hannifin Corporation.*

10(a)	Form of Award under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance Bonus Plan (as Amended and Restated), effective as of January 27, 2021.*

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
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three and nine months ended March 31, 2021 and 2020, (ii) Consolidated Statement of Comprehensive Income for the three and nine months ended March 31, 2021 and 2020, (iii) Consolidated Balance Sheet at March 31, 2021 and June 30, 2020, (iv) Consolidated Statement of Cash Flows for the nine months ended March 31, 2021 and 2020, and (v) Notes to Consolidated Financial Statements for the nine months ended March 31, 2021.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Todd M. Leombruno
Todd M. Leombruno
Executive Vice President and Chief Financial Officer

Date:	May 6, 2021