Form 10-K
period 2021-06-30
PARKER HANNIFIN CORP
filed 2021-08-25
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2020: $34,984,991,426.
The number of Common Shares outstanding on July 31, 2021 was 129,101,437.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders, to be held on October 27, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PARKER-HANNIFIN CORPORATION
FORM 10-K
Fiscal Year Ended June 30, 2021
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
Our manufacturing, service, sales, distribution and administrative facilities are located in 38 states within the United States and in 44 other countries. We sell our products as original and replacement equipment through sales and distribution centers worldwide. We market our products through direct-sales employees, independent distributors and sales representatives. We supply products to approximately 505,000 customers in virtually every significant manufacturing, transportation and processing industry.
We have two reporting segments: Diversified Industrial and Aerospace Systems. During 2021, our technologies and systems were used in the products of these two reporting segments. For 2021, the Company's net sales were $14.3 billion. Diversified Industrial Segment products accounted for 83 percent and Aerospace Systems Segment products accounted for 17 percent of those net sales.
Markets
Our technologies and systems are used throughout various industries and in various applications. The approximately 505,000 customers who purchase Parker products are found in almost every significant manufacturing, transportation and processing industry. No single customer accounted for more than three percent of our total net sales for the year ended June 30, 2021.

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

Engineered Materials Group:	• Aerospace • Agriculture • Chemical processing • Construction • Defense • Information technology • Life sciences	• Microelectronics • Oil & gas • Power generation • Renewable energy • Telecommunications • Transportation • Truck & bus

Filtration Group:	• Aerospace & defense • Agriculture • Construction • Food & beverage • Heating, ventilation & air conditioning (HVAC) • Industrial machinery • Life sciences	• Marine • Mining • Oil & gas • Power generation • Renewable energy • Transportation • Water purification

Fluid Connectors Group:	• Aerial lift • Agriculture • Bulk chemical handling • Construction • Food & beverage • Forestry • Industrial machinery	• Life sciences • Material handling • Mining • Oil & gas • Renewable energy • Transportation

Instrumentation Group:	• Air conditioning • Alternative fuels • Analytical • Chemical • Food & beverage • Life sciences	• Microelectronics • Oil & gas • Refining • Refrigeration • Transportation

Motion Systems Group:	Mobile: • Agriculture • Construction • Marine • Material handling • Military • Transportation • Truck & bus • Turf	Industrial: • Distribution • General machinery • Machine tool • Mining • Oil & gas • Power generation • Semiconductor

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

Principal Products and Methods of Distribution
We offer hundreds of thousands of individual products, and no single product contributed more than one percent to our total net sales for the year ended June 30, 2021. Listed below are some of our principal products.
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
•    Process liquid, air & gas filters
•    Sterile air filters
•    Water purification filters & systems

Fluid Connectors Group: connectors, which control, transmit and contain fluid, including:

• Check valves • Diagnostic and Internet of Things ("IoT") sensors • Hose couplings • Hose crimpers • Industrial hose • Low pressure fittings & adapters	• Polytetrafluoroethylene (PTFE) hose & tubing • Quick couplings • Rubber & thermoplastic hose • Tube fittings & adapters • Tubing & plastic fittings

Instrumentation Group: high quality flow control solutions that are critical to a wide range of applications involving extreme corrosion resistance, temperatures, pressures and precise flow, including:

•    Analytical instruments & sample conditioning systems
•    Compressed natural gas dispensers
•    Cryogenic valves
•    Diesel exhaust treatment systems
•    Electronic valves
•    Emissions
•    Filter driers
•    Fluid system & control fittings, meters, valves, regulators & manifold valves
•    Fluoropolymer chemical delivery fittings, valves & pumps

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
•    Power take-offs
•    Screw pumps
•    Vane pumps & motors
Hydraulic and Electro Hydraulic Systems:
•    Cartridge valves
•    Hydraulic valves
•    Industrial valves
•    Mobile valves

Pneumatics:
•    Air preparation (FRL) & dryers
•    Grippers
•    IO link controllers
•    Pneumatic cylinders
•    Pneumatic valves
Electronics:
•    Clusters
•    Controllers & human machine interfaces ("HMI")
•    Drives (AC/DC Servo)
•    Electric actuators & positioners
•    Electric motors & gearheads
•    Electronic displays & HMI
•    IoT
•    Joysticks
•    Sensors
•    Software

Diversified Industrial Segment products include standard products, as well as custom products which are engineered and produced to OEM specifications for application to particular end products. Standard and custom products are also used in the replacement of original products. We market our Diversified Industrial Segment products primarily through field sales employees and approximately 16,900 independent distributor locations throughout the world.
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

Competition
Parker operates in highly competitive markets and industries. We offer our products over numerous, varied markets through our divisions operating in 45 countries. Our global scope means that we have hundreds of competitors across our various markets and product offerings. Our competitors include U.S. and non-U.S. companies. These competitors and the degree of competition vary widely by product lines, end markets, geographic scope and/or geographic locations. Although each of our segments has numerous competitors, given our market and product breadth, no single competitor competes with the Company with respect to all the products we manufacture and sell.
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
We believe that our platform utilizing eight core technologies, which consist of electromechanical, filtration, fluid handling, hydraulics, pneumatics, process control, refrigeration, and sealing and shielding, is a positive factor in our ability to compete effectively with both large and small competitors. For both of our segments, we believe that the following factors also contribute to our ability to compete effectively:
•decentralized business model;
•technology breadth and interconnectivity;
•engineered products with intellectual property;
•long product life cycles;
•balanced OEM vs. aftermarket;
•low capital investment requirements; and
•great generators and deployers of cash over the cycle.
Patents, Trademarks, Copyrights, Trade Secrets, Licenses
We own a number of patents, trademarks, copyrights, trade secrets and licenses related to our products. We also have exclusive and non-exclusive rights to use patents, trademarks and copyrights owned by others. In addition, patent and trademark applications are pending, although there can be no assurance that further patents and trademarks will be issued. We do not depend on any single patent, trademark, copyright, trade secret or license or group of patents, trademarks, copyrights, trade secrets or licenses to any material extent.
Backlog and Seasonal Nature of Business
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. Our backlog by business segment for the past two years is included in Part II, Item 7 of this Annual Report on Form 10-K and is incorporated herein by reference. Our backlog was $6.5 billion at June 30, 2021 and $5.1 billion at June 30, 2020. Approximately 84 percent of our backlog at June 30, 2021 is scheduled for delivery in the succeeding twelve months. Because of the breadth and global scope of our business, our overall business is generally not seasonal in nature.

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
As of June 30, 2021, Parker was involved in environmental remediation at various U.S. and non-U.S. manufacturing facilities presently or formerly operated by us and as a "potentially responsible party," along with other companies, at off-site waste disposal facilities and regional sites.
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
Acquisitions
The Company made no acquisitions in 2021. On August 2, 2021, the Company announced that it reached an agreement on the terms of a recommended cash acquisition of the entire issued and to be issued ordinary share capital of Meggitt plc ("Meggitt"). The proposed Meggitt acquisition and prior year acquisitions are discussed in Notes 1 and 3 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

Human Capital Management

At Parker, we align employment levels with the global needs of our business and our customers. As of June 30, 2021, we employed approximately 54,640 persons that we refer to as “team members,” of whom approximately 28,290 were employed by foreign subsidiaries.

Our talented and passionate team members are the foundation of Parker’s enduring growth, bringing new ideas and perspectives to enhance our safety performance, improve productivity and inspire a diverse and inclusive culture. We see a clear path to a brighter future, and it begins with providing our people the resources that enable them to find personal and professional satisfaction in their work, responsibly move our company forward and strengthen our communities, fulfilling our purpose of Enabling Engineering Breakthroughs that Lead to a Better Tomorrow.

The Win Strategy™ 3.0, Purpose and Values

The Win Strategy 3.0 is Parker’s business system that defines the goals and initiatives that drive growth, transformation and success. It works with our purpose, which is a foundational element of The Win Strategy, to engage team members and create responsible and sustainable growth.

The Win Strategy has four overarching goals: Engaged People, Customer Experience, Profitable Growth and Financial Performance, supported by our shared values of a Winning Culture, Passionate People, Valued Customers and Engaged Leadership. Our shared values shape our culture and our interactions with stakeholders and the communities in which we operate and live.

Safety
The safety and well-being of Parker team members is our highest priority. Our safety goal is simple: to achieve an incident-free workplace. We have reduced our Recordable Incident Rate by 72% from fiscal year 2015 through fiscal year 2020. In fiscal year 2021, the recordable incidents per 100 team members was 0.40, a 29% reduction from fiscal year 2020 (inclusive of recent acquisitions).

Building on the great progress we have made, we recently established new long-term safety goals. We are targeting to be best in our peer group by 2023 and to eliminate serious safety incidents by 2025.

To help support these goals we are adopting eight standards aimed at preventing serious safety incidents or an environmental impact. We also developed a new field safety program that provides guidance for team members working outside our facilities to help them identify or anticipate safety risks.

High Performance Teams ("HPTs") are fundamental to our success in driving safety performance, and nearly all of our manufacturing locations have an active, chartered Safety HPT. Approximately 90% of our team members participate in at least one HPT. We will continue to encourage every team member to take action when needed to fulfill our shared responsibility to workplace safety.

Engaged People

Engagement directly influences business performance. We strongly believe in empowering our team members to think as owners and take action to improve their areas of the business. Engagement is deeply ingrained in our culture, and as an overarching goal of The Win Strategy it is key to achieving top quartile financial performance.

Parker activates engagement through our HPTs, which apply the expertise and perspective of team members who are closest to the product and customer to drive improvement throughout the company. Approximately 90% of our people participate in these teams, and more than 6,500 HPTs have already been established worldwide. We closely track our progress toward support of a high performing work environment through our Global Engagement Survey, and in our most recent engagement survey our engagement scores increased to 75%, ranking within the top quartile among our proxy peers.

Diversity and Inclusion

An inclusive environment is a core tenet of Parker’s values and one of our key measures of success within our Win Strategy. Throughout our history, we have been committed to building a welcoming and inclusive workplace that respects every team member’s unique perspective. Our team members come from a diverse range of personal and professional backgrounds, and their collective talent and expertise is the driving force behind the growth and success Parker has achieved.

In 2015, we launched Peer W, our first Business Resource Group focused on supporting the recruitment, development and retention of women at Parker. Peer W has grown into a well-developed global network of 24 local chapters and established a Mentoring Circles program in 2020. We are preparing to introduce additional Business Resource Groups that will enable team members with common interests or backgrounds to come together, share their experiences and establish new and lasting relationships.

We have also established four global HPTs focused on Talent Attraction, Talent Development, Governance and Knowledge. Each team is led by a senior executive and tasked with rethinking the way we attract and develop diverse team members, share knowledge and measure our progress in fostering an inclusive culture.

In 2020, Parker appointed its first Vice President of Diversity and Inclusion to lead our continuing journey.

Compensation and Benefits

As a global employer, we are committed to offering competitive compensation and benefits, tailored in form and amount to geography, industry, experience and performance. Our programs are designed to attract team members, motivate and reward performance, drive growth and support retention. We provide benefit programs with the goal of improving physical, mental and financial wellness of our team members throughout their lifetime. Some examples include base and variable pay, health and insurance benefits, paid time off, and retirement saving plans.

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
Business and Operational Risks
The novel coronavirus ("COVID-19") pandemic has disrupted our operations and could have a material adverse effect on our business and financial condition.
The COVID-19 pandemic, along with the response to the pandemic by governmental and other actors, has disrupted our operations and is expected to continue to negatively impact our operations in the future, which impact may be material. We have experienced, and may continue to experience, mandatory and voluntary facility closures in certain jurisdictions in which we operate. Furthermore, several of our customers temporarily suspended their operations and we have experienced less demand for our products. Disruptions to our customers in the aerospace industry, which is facing diminished demand, have been and may continue to be challenging. Additionally, the COVID-19 outbreak has, and could further, disrupt our supply chain. Facility closures or other restrictions, as well as supply chain disruptions, could materially adversely affect our ability to adequately staff, supply or otherwise maintain our operations. Moreover, because certain of our employees continue to work from home, we may be subject to increased vulnerability to cyber and other information technology risks. We have modified, and may further modify, our business practices in response to the risks and negative impacts associated with the COVID-19 pandemic. However, there can be no assurance that these measures will be temporary or successful.
The impact of the COVID-19 pandemic continues to evolve and its ultimate duration, severity and disruption to our business, customers and supply chain, and the related financial impact to us, cannot be accurately forecasted at this time. Should such disruption continue for an extended period, the adverse effect on our business, results of operations and financial condition could be more severe than previously anticipated. Additionally, weak economic conditions generally as a result of the COVID-19 pandemic could result in impairment in value of our tangible or intangible assets. Furthermore, future public health crises are possible and could involve some or all of the risks discussed above.
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
Our net sales derived from customers outside the United States were approximately 40 percent in 2021, 37 percent in 2020 and 39 percent in 2019. In addition, many of our manufacturing operations and suppliers are located outside the United States. The Company expects net sales from non-U.S. markets to continue to represent a significant portion of its total net sales. Our non-U.S. operations are subject to risks in addition to those facing our domestic operations, including:
•fluctuations in currency exchange rates and/or changes in monetary policy;
•public health crises, including pandemics;
•limitations on ownership and on repatriation of earnings;
•transportation delays and interruptions;
•political, social and economic instability and disruptions;
•government embargoes or trade restrictions;
•the imposition of duties and tariffs and other trade barriers;
•import and export controls;
•labor unrest and current and changing regulatory environments;
•the potential for nationalization of enterprises;
•difficulties in staffing and managing multi-national operations;
•limitations on our ability to enforce legal rights and remedies;
•potentially adverse tax consequences; and
•difficulties in implementing restructuring actions on a timely basis.
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
We rely extensively on information technology systems to manage and operate our business, some of which are managed by third parties. The security and functionality of these information technology systems, and the processing of data by these systems, are critical to our business operations. If these systems, or any part of the systems, are damaged, intruded upon, attacked, shutdown or cease to function properly (whether by planned upgrades, force majeure, telecommunications failures, criminal acts, including hardware or software break-ins or extortion attempts, or viruses, or other cybersecurity incidents) and we suffer any resulting interruption in our ability to manage and operate our business or if our products are affected, our results of operations and financial condition could be materially adversely affected. As a result of the COVID-19 pandemic, certain of our employees continue to work from home, which may increase our vulnerability to cyber and other information technology risks. In addition to existing risks, any adoption or deployment of new technologies via acquisitions or internal initiatives may increase our exposure to risks, breaches, or failures, which could materially adversely affect our results of operations or financial condition. Furthermore, the Company may have access to sensitive, confidential, or personal data or information that may be subject to privacy and security laws, regulations, or other contractually-imposed controls. Despite our use of reasonable and appropriate controls, material security breaches, theft, misplaced, lost or corrupted data, programming, or employee errors and/or malfeasance could lead to the compromise or improper use of such sensitive, confidential, or personal data or information, resulting in possible negative consequences, such as fines, ransom demands, penalties, loss of reputation, competitiveness or customers, or other negative consequences resulting in adverse impacts to our results of operations or financial condition.

Changes in the demand for and supply of our products may adversely affect our financial results, financial condition and cash flow.
Demand for and supply of our products has been and may be adversely affected by numerous factors, some of which we cannot predict or control. Such factors include:
•changes in business relationships with and purchases by or from major customers, suppliers or distributors, including delays or cancellations in shipments, disputes regarding contract terms or significant changes in financial condition, and changes in contract cost and revenue estimates for new development programs, including changes as a result of the COVID-19 pandemic;
•changes in product mix;
•changes in the market acceptance of our products;
•increased competition in the markets we serve;
•declines in the general level of industrial production, including as a result of the COVID-19 pandemic;
•weakness in the end-markets we serve, including as a result of the COVID-19 pandemic;
•fluctuations in the availability or the prices of raw materials; and
•fluctuations in currency exchange rates.
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

Strategic Transactions Risks

We are subject to risks relating to the pending acquisition of Meggitt.

On August 2, 2021, we announced our proposed acquisition of Meggitt. Meggitt is a leader in design, manufacturing and aftermarket support of technically differentiated systems and equipment in aerospace, defense and selected energy markets.

The proposed acquisition of Meggitt would expand the size of our Aerospace Systems Segment relative to our other segment, increasing our susceptibility to conditions in the end markets served by our Aerospace Systems Segment. There are numerous risks and uncertainties associated with the proposed acquisition, including:

•completion of the acquisition is subject to a number of conditions, some of which are outside of our control. Among these conditions are the approval by Meggitt’s stockholders of the acquisition and the receipt of certain regulatory approvals, including the expiration or termination of any applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, and under the antitrust and foreign investment/national security laws of certain other non-U.S. jurisdictions including the United Kingdom and European Union;
•the Company’s and Meggitt’s existing business relationships with third parties, including customers and service providers, may be disrupted due to uncertainty associated with the acquisition, which could have an adverse effect on our results of operations, cash flows and financial position or those of the combined company;
•failure to complete the acquisition could negatively impact our stock price and our future business and financial results;
•both we and Meggitt will incur significant transaction costs in connection with the acquisition, which costs may exceed those currently anticipated;
•we intend to pay for the acquisition of Meggitt and pay other fees and expenses required to be paid in connection with the acquisition with cash on hand and proceeds of new indebtedness. There can be no assurance that we will be able to execute such financing transactions on acceptable terms, in a timely manner or at all;
•the COVID-19 pandemic may delay or prevent the completion of the acquisition;
•after completion of the acquisition, we may be unable to successfully integrate our and Meggitt’s business and, as a result, may fail to realize the anticipated benefits and cost savings of the transaction in the intended timeframe or at all, which could adversely affect the value of our common stock;
•our results after the proposed acquisition of Meggitt may suffer if we do not effectively manage our expanded operations following the acquisition; and
•Meggitt may have difficulty retaining, motivating, and attracting executives and other employees in light of the pending acquisition, and failure to do so could harm the company.

Any of the foregoing risks and uncertainties could have a material adverse effect on our earnings, cash flows and financial condition.

We are subject to risks relating to acquisitions and joint ventures, and risks relating to the integration of acquired companies, including risks related to the integration of Lord Corporation ("Lord") and Exotic Metals Forming Company ("Exotic") and the potential acquisition of Meggitt.
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

In addition, we may not be able to integrate successfully any businesses that we purchase into our existing business and it is possible that any acquired businesses or joint ventures may not be profitable. For example, we have devoted significant management attention and resources to integrating the business and operations of Lord and Exotic. We may encounter, or have encountered, the following difficulties during the integration process:
•the consequences of a change in tax treatment, including the cost of integration and compliance and the possibility that the full benefits anticipated to result from the acquisitions may not be realized;
•delays in the integration of management teams, strategies, operations, products, and services;
•differences in business backgrounds, corporate cultures, and management philosophies that may delay successful integration;
•the ability to retain key employees;
•the ability to create and enforce uniform standards, controls, procedures, policies, and information systems;
•challenges of integrating complex systems, technologies, networks, and other assets of the acquired companies in a manner that minimizes any adverse impact or disruptions to customers, suppliers, employees, and other constituencies; and
•unknown liabilities and unforeseen increased expenses or delays associated with the integration beyond current estimates.
The successful integration of new businesses and the success of joint ventures also depend on our ability to manage these new businesses and cut excess costs. If we are unable to avoid these risks, our results of operations and financial condition could be materially adversely affected.
Our results may be adversely affected if expanded operations from the acquisition of Lord and Exotic, and the potential acquisition of Meggitt, are not effectively managed.
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
Financial Risks
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
We are subject to income taxes in the U.S. and various non-U.S. jurisdictions. Our domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. Our future results of operation could be adversely affected by changes in effective tax rate as a result of changes in tax laws and judicial or regulatory interpretation thereof, the mix of earnings in countries with differing statutory tax rates, changes in overall profitability, changes in U.S. generally accepted accounting principles ("GAAP"), or changes in the valuation of deferred tax assets. In addition, the amount of income taxes paid by the Company is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company’s tax liabilities, which could have a material adverse effect on the Company’s results of operations.
Our indebtedness and restrictive covenants under our credit facilities could limit our operational and financial flexibility.
We have incurred significant indebtedness, and may, and expect to if the potential acquisition of Meggitt is completed, incur additional debt for acquisitions, operations, research and development and capital expenditures, or for other reasons related to our overall capital deployment strategy. Our ability to make interest and scheduled principal payments and meet restrictive covenants could be adversely impacted by changes in the availability, terms and cost of capital, changes in interest rates or changes in our credit ratings or our outlook. These changes could increase our cost of financing and limit our debt capacity, thereby limiting our ability to pursue acquisition opportunities, react to market conditions and meet operational and capital needs, which may place us at a competitive disadvantage.
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
Legal and Regulatory Risks
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
From time to time, we are subject to litigation or other commercial disputes and other legal and regulatory proceedings relating to our business. Due to the inherent uncertainties of any litigation, commercial disputes or other legal or regulatory proceedings, we cannot accurately predict their ultimate outcome, including the outcome of any related appeals. An unfavorable outcome could materially adversely impact our business, financial condition and results of operations. Furthermore, as required by U.S. GAAP, we establish reserves based on our assessment of contingencies, including contingencies related to legal claims asserted against us. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make payments in excess of our reserves, which could have an adverse effect on our results of operations.
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
ITEM 1B. Unresolved Staff Comments. None.
ITEM 1C. Information about our Executive Officers.
Our executive officers as of August 15, 2021, were as follows:

Name	Position	Officer Since(1)	Age as of 8/15/2021
Thomas L. Williams	Chairman of the Board, Chief Executive Officer and Director	2005	62
Lee C. Banks	Vice Chairman and President and Director	2001	58
Jennifer A. Parmentier	Chief Operating Officer	2015	54
Todd M. Leombruno	Executive Vice President and Chief Financial Officer	2017	51
Mark J. Hart	Executive Vice President – Human Resources & External Affairs	2016	56
William R. "Skip" Bowman	Vice President and President - Instrumentation Group	2016	63
Berend Bracht	Vice President and President – Motion Systems Group	2021	55
Mark T. Czaja	Vice President - Chief Technology and Innovation Officer	2021	59
Angela R. Ives	Vice President and Controller	2021	48
Thomas C. Gentile	Vice President – Global Supply Chain	2017	49
Joseph R. Leonti	Vice President, General Counsel and Secretary	2014	49
Robert W. Malone	Vice President and President – Filtration Group	2014	57
Dinu J. Parel	Vice President and Chief Digital and Information Officer	2018	40
Andrew D. Ross	Vice President and President – Fluid Connectors Group	2012	54
Roger S. Sherrard	Vice President and President – Aerospace Group	2003	55
Andrew M. Weeks	Vice President and President – Engineered Materials Group	2015	58
(1)Executive officers are elected by the Board of Directors to serve for a term of one year or until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Williams, Banks, Hart, Leonti, Malone, Ross and Sherrard have served in the executive capacities indicated above during each of the past five years.
Mr. Williams has been a Director since January 2015; Chief Executive Officer since February 2015; and Chairman of the Board since January 2016. He was an Executive Vice President from August 2008 to February 2015 and an Operating Officer from November 2006 to February 2015. He is also a Director of The Goodyear Tire & Rubber Company.

Mr. Banks has been a Director since January 2015 and Vice Chairman and President since August 2021. He was President and Chief Operating Officer from February 2015 to August 2021. He was an Executive Vice President from August 2008 to February 2015 and an Operating Officer from November 2006 to February 2015. He is also a Director of Wabtec Corporation.
Ms. Parmentier has been Chief Operating Officer since August 2021. She was Vice President and President of the Motion Systems Group from February 2019 to August 2021. She was Vice President and President of the Engineered Materials Group from September 2015 to February 2019. She was General Manager of the Hose Products Division from May 2014 to September 2015; and General Manager of the Sporlan Division from May 2012 to May 2014. She is also a Director of Nordson Corporation.
Mr. Hart has been Executive Vice President - Human Resources & External Affairs since January 2016. He was Vice President - Total Rewards from August 2013 to January 2016.
Mr. Leombruno has been Executive Vice President and Chief Financial Officer since January 2021. He was Vice President and Controller from July 2017 to January 2021. He was Vice President and Controller - Engineered Materials Group from January 2015 to June 2017; and Director of Investor Relations from June 2012 to December 2014.
Mr. Bowman has been Vice President and President - Instrumentation Group since September 2016. He was Vice President, Operations - Filtration Group from March 2015 to August 2016; and Vice President, Operations - Fluid Connectors Group from November 2007 to February 2015.
Mr. Bracht has been Vice President and President of the Motion Systems Group since August 2021. He was Vice President of Operations of the Engineered Materials Group since joining the Company in July 2018. He was President and Chief Executive Officer of Bendix Commercial Vehicle Systems LLC from 2015 to 2018. Bendix designs, develops and supplies products under the Bendix brand name for medium- and heavy-duty trucks, tractors, trailers, buses, and other commercial vehicles throughout North America. Prior to Bendix, he held several executive leadership positions during his 24-year career at Bosch Rexroth, including President and Chief Executive Officer of Bosch Rexroth Americas.
Mr. Czaja has been Vice President - Chief Technology and Innovation Officer since January 2021. He was Vice President of Technology and Innovation - Motion Systems Group from August 2019 to December 2020; Vice President of Technology and Innovation - Aerospace Group from August 2004 to July 2019; and Division Engineering Director from October 2000 to July 2004.
Mr. Gentile has been Vice President - Global Supply Chain since July 2017. He was General Manager of the Company's Process Filtration Division from December 2013 to July 2017 and was Vice President of Supply Chain - Filtration Group from July 2008 to November 2013.
Ms. Ives has been Vice President and Controller since January 2021. She was Vice President, Assistant Controller from September 2020 to December 2020; Group VP Controller for the Instrumentation Group from November 2019 to August 2020; and was Division Controller for the Electromechanical and Drives Division from August 2010 to October 2019.
Mr. Leonti has been Vice President, General Counsel and Secretary since July 2014. He was Assistant Secretary from April 2011 to July 2014; and Associate General Counsel from January 2008 to July 2014.
Mr. Malone has been Vice President and President of the Filtration Group since December 2014. He was Vice President - Operations of the Filtration Group from January 2013 to December 2014.
Mr. Parel has been Vice President and Chief Digital and Information Officer since October 2020. He was Vice President and Chief Information Officer from October 2018 to October 2020. He was Vice President and Chief Information Officer at Dover Corporation from May 2016 through October 2018. Prior to Dover, he held several IT leadership roles at Baker Hughes from March 2010 to May 2016, including IT Integration Leader and Senior Director, IT North America.
Mr. Ross has been Vice President and President - Fluid Connectors Group since September 2015. He was Vice President and President of the Engineered Materials Group from July 2012 to September 2015.
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
ITEM 2. Properties. Our corporate headquarters is located in Cleveland, Ohio, and, at June 30, 2021, the Company maintained approximately 315 manufacturing plants. We also maintain various sales and administrative offices and distribution centers throughout the world. None of these manufacturing plants, administrative offices or distribution centers are individually material to our operations. The facilities are situated in 38 states within the United States and in 44 other countries. We own the majority of our manufacturing plants, and our leased properties primarily consist of sales and administrative offices and distribution centers.
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
ITEM 4. Mine Safety Disclosures. Not applicable.
PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)Market for the Registrant’s Common Equity. The Company’s common stock is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "PH". As of July 31, 2021, the number of shareholders of record of the Company was 3,292.
(b)Use of Proceeds. Not Applicable.
(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 through April 30, 2021	52,600	$317.78	52,600	9,805,825
May 1, 2021 through May 31, 2021	50,500	$311.38	50,500	9,755,325
June 1, 2021 through June 30, 2021	58,345	$300.92	58,345	9,696,980
Total	161,445		161,445
(1)On October 22, 2014, the Company publicly announced that the Board of Directors increased the overall maximum number of shares authorized for repurchase under the Company's share repurchase program, first announced on August 16, 1990, so that, beginning on October 22, 2014, the maximum aggregate number of shares authorized for repurchase was 35 million shares. There is no limitation on the amount of shares that can be repurchased in a fiscal year. There is no expiration date for this program. In March 2020, the Company suspended the share repurchase program in response to business uncertainty resulting from the COVID-19 pandemic. During 2021, the Company reinitiated the share repurchase program and began repurchasing shares under the program in February 2021.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Forward-looking statements contained in this and other written and oral reports are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. Often but not always, these statements may be identified from the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “should,” “could,” “potential,” “continues,” “plans,” “forecasts,” “estimates,” “projects,” “predicts,” “would,” “intends,” “expects,” “targets,” “is likely,” “will,” or the negative of these terms and similar expressions, and include all statements regarding future performance, earnings projections, events or developments. Neither the Company nor any of its respective associates or directors, officers or advisers, provides any representation, assurance or guarantee that the occurrence of the events expressed or implied in any forward-looking statements in this document will actually occur. The Company cautions readers not to place undue reliance on these statements. It is possible that the future performance and earnings projections of the Company, including its individual segments, may differ materially from past performance or current expectations, depending on economic conditions within its mobile, industrial and aerospace markets, and the Company’s ability to maintain and achieve anticipated benefits associated with announced realignment activities, strategic initiatives to improve operating margins, actions taken to combat the effects of the current economic environment, and growth, innovation and global diversification initiatives. Additionally, the actual impact of changes in tax laws in the United States and foreign jurisdictions and any judicial or regulatory interpretation thereof on future performance and earnings projections may impact the Company’s tax calculations. A change in the economic conditions in individual markets may have a particularly volatile effect on segment performance.

Among other factors which may affect future performance are:

•the impact of the global outbreak of COVID-19 and governmental and other actions taken in response;
•changes in business relationships with and purchases by or from major customers, suppliers or distributors, including delays or cancellations in shipments;
•disputes regarding contract terms or significant changes in financial condition, changes in contract cost and revenue estimates for new development programs and changes in product mix;
•ability to identify acceptable strategic acquisition targets; uncertainties surrounding timing, successful completion or integration of acquisitions and similar transactions, including the integration of Lord and Exotic and the proposed acquisition of Meggitt; and our ability to effectively manage expanded operations from the acquisitions of Lord and Exotic and the proposed acquisition of Meggitt;
•the ability to successfully divest businesses planned for divestiture and realize the anticipated benefits of such divestitures;
•the determination to undertake business realignment activities and the expected costs thereof and, if undertaken, the ability to complete such activities and realize the anticipated cost savings from such activities;
•ability to implement successfully capital allocation initiatives, including timing, price and execution of share repurchases;
•availability, limitations or cost increases of raw materials, component products and/or commodities that cannot be recovered in product pricing;
•ability to manage costs related to insurance and employee retirement and health care benefits;
•legal and regulatory developments and changes;
•additional liabilities relating to changes in tax rates or exposure to additional income tax liabilities;
•ability to enter into, own, renew, protect and maintain intellectual property and know-how;
•leverage and future debt service obligations;
•potential impairment of goodwill;
•compliance costs associated with environmental laws and regulations;
•potential labor disruptions;
•uncertainties surrounding the ultimate resolution of outstanding legal proceedings, including the outcome of any appeals;
•global competitive market conditions, including U.S. trade policies and resulting effects on sales and pricing;
•global economic factors, including manufacturing activity, air travel trends, currency exchange rates, difficulties entering new markets and general economic conditions such as inflation, deflation, interest rates, credit availability and changes in consumer habits and preferences;
•local and global political and economic conditions;

•inability to obtain, or meet conditions imposed for, required governmental and regulatory approvals;
•government actions and natural phenomena such as floods, earthquakes, hurricanes and pandemics;
•increased cyber security threats and sophisticated computer crime; and
•success of business and operating initiatives.

The Company makes these statements as of the date of the filing of its Annual Report on Form 10-K for the year ended June 30, 2021, and undertakes no obligation to update them unless otherwise required by law.

Overview
The Company is a global leader in motion and control technologies. For more than a century, the Company has engineered the success of its customers in a wide range of diversified industrial and aerospace markets.

By aligning around our purpose, Enabling Engineering Breakthroughs that Lead to a Better Tomorrow, Parker is better positioned for the challenges and opportunities of tomorrow.

The Win Strategy 3.0 is Parker's business system that defines the goals and initiatives that drive growth, transformation and success. It works with our purpose, which is a foundational element of The Win Strategy, to engage team members and create responsible and sustainable growth. Our shared values shape our culture and our interactions with stakeholders and the communities in which we operate and live.

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
•Fostering a safety-first and entrepreneurial culture;
•Engineering innovative systems and products to provide superior customer value through improved service, efficiency and productivity;
•Delivering products, systems and services that have demonstrable savings to customers and are priced by the value they deliver;
•Enabling a sustainable future by providing innovative technology solutions that offer a positive, global environmental impact and operating responsibly by reducing our energy use and emissions;
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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. We continue to monitor the impact of the COVID-19 pandemic, which has negatively impacted demand and continues to create economic uncertainty. Disruption within the aerospace industry, which is facing the consequences of travel restrictions and considerably lower demand, was significant and is expected to continue. The extent to which our business and results of operations will be impacted by the pandemic over the long term will depend on future developments that cannot be accurately predicted at this time. These developments include the availability, acceptance, distribution and effectiveness of vaccines; new information concerning the severity and spread of COVID-19 and its variants; and actions by government authorities to contain the pandemic or mitigate its economic, public health and other impacts.
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
The discussion below is structured to separately discuss the financial statements presented in Part II, Item 8 of this Annual Report on Form 10-K. The term "year" and references to specific years refer to the applicable fiscal year. Discussion of the 2019 financial statements is included in Part II, Item 7 of the Company's 2020 Annual Report on Form 10-K.
CONSOLIDATED STATEMENT OF INCOME

The Consolidated Statement of Income summarizes the Company's operating performance. The discussion below compares the operating performance in 2021 and 2020.

(dollars in millions)	2021	2020*
Net sales	$14,348	$13,696
Gross profit margin	27.2%	24.8%
Selling, general and administrative expenses	$1,527	$1,657
Selling, general and administrative expenses, as a percent of sales	10.6%	12.1%
Interest expense	$250	$308
Other (income), net	(17)	(67)
Gain on disposal of assets	(109)	(1)
Effective tax rate	22.3%	20.2%
Net income attributable to common shareholders	$1,746	$1,202
*Year ended June 30, 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.
Net sales in 2021 increased from the 2020 amount due to higher volume in both the Diversified Industrial International and Diversified Industrial North American businesses, partially offset by lower volume in the Aerospace Systems Segment. The effect of currency rate changes increased net sales in 2021 by approximately $257 million, of which $244 million was attributable to the Diversified Industrial International operations. Prior-year acquisitions contributed approximately $394 million in net sales during 2021.
Gross profit margin (calculated as net sales less cost of sales, divided by net sales) increased in 2021 primarily due to higher margins in all businesses. Gross profit margin in 2021 included net foreign currency transaction gains of $11 million and $10 million in 2021 and 2020, respectively. Gross profit margin also benefited from the absence of acquisition-related expenses, which were included in cost of sales in 2020, of $69 million. Cost of sales included business realignment and acquisition integration charges of $35 million in 2021 compared to $60 million in 2020.
Selling, general and administrative expenses ("SG&A") decreased eight percent in 2021 primarily due to benefits from lower discretionary spending and wage and salary expense resulting from actions taken in response to business conditions resulting from the COVID-19 pandemic. During 2021, SG&A also benefited from the absence of acquisition-related expenses of $119 million, which were incurred in 2020. These benefits were partially offset by higher intangible asset amortization expense related to prior-year acquisitions and higher stock compensation expense. SG&A also included business realignment and acquisition integration charges of $23 million and $38 million in 2021 and 2020, respectively.
Interest expense in 2021 decreased due to both lower interest rates and lower average debt outstanding.
Other (income), net included the following:

(dollars in millions)	2021	2020
Expense (income)
Income related to equity method investments	$(41)	$(75)
Non-service components of retirement benefit cost	49	49
Interest income	(7)	(31)
Other items, net	(18)	(10)
	$(17)	$(67)

Gain on disposal of assets in 2021 primarily consists of a gain of $101 million on the sale of land. In 2020, it includes gains of $12 million on the sale of real estate, partially offset by net losses on divestitures and asset sales and writedowns.
Effective tax rate in 2021 was higher than 2020 primarily due to an overall decrease in discrete tax benefits.
BUSINESS SEGMENT INFORMATION
The Business Segment information presents sales and operating income on a basis that is consistent with the manner in which the Company's various businesses are managed for internal review and decision-making.
Diversified Industrial Segment

(dollars in millions)	2021	2020
Net Sales
North America	$6,676	$6,456
International	5,284	4,505
Operating income
North America	1,247	986
International	988	675
Operating income as a percent of sales
North America	18.7%	15.3%
International	18.7%	15.0%
Backlog	$3,239	$2,117

The Diversified Industrial Segment operations experienced the following percentage changes in net sales:

2021
Diversified Industrial North America – as reported	3.4%
Acquisitions	2.9%
Currency	0.1%
Diversified Industrial North America – without acquisitions and currency	0.4%

Diversified Industrial International – as reported	17.3%
Acquisitions	3.0%
Currency	5.4%
Diversified Industrial International – without acquisitions and currency	8.9%

Total Diversified Industrial Segment – as reported	9.1%
Acquisitions	2.9%
Currency	2.3%
Total Diversified Industrial Segment – without acquisitions and currency	3.9%
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
Sales in 2021 for the Diversified Industrial North American operations increased 3.4 percent from 2020. Acquisitions increased sales by $188 million, and the effect of currency exchange rates increased sales by approximately $8 million. Excluding acquisitions and the effect of currency rate changes, sales in 2021 for the Diversified Industrial North American operations increased 0.4 percent from prior-year levels reflecting higher demand from distributors and end users in the refrigeration, cars and light truck, farm and agriculture and life sciences markets, partially offset by a decrease in end-user demand in the oil and gas and general industrial machinery markets.

Sales in the Diversified Industrial International operations increased 17.3 percent in 2021. Acquisitions increased sales by approximately $136 million in 2021. The effect of currency rate changes increased sales by $244 million, reflecting the weakening of the U.S. dollar primarily against currencies in the Eurozone countries, China and the United Kingdom. Excluding acquisitions and the effect of currency rate changes, sales in 2021 for the Diversified Industrial International operations increased 8.9 percent from 2020 levels primarily due to higher demand from distributors and end users in both the mobile and industrial markets. During 2021, the Asia Pacific region, Europe, and Latin America accounted for approximately 60 percent, 26 percent, and 14 percent, respectively, of the increase in sales.

Within the Asia Pacific region, the increase in sales was primarily due to higher demand from distributors and end users in the construction equipment, semiconductor, cars and light truck, general industrial machinery, engine and life sciences markets, partially offset by a decrease in end-user demand in the oil and gas market.

Within Europe, the increase in sales was primarily due to higher demand from distributors and end users in the construction equipment, heavy-duty truck and power generation markets, partially offset by a decrease in end-user demand in the general industrial machinery, oil and gas and marine markets.

Within Latin America, the increase in sales was primarily due to higher demand from distributors and end users in the farm and agriculture, construction equipment, cars and light truck and heavy-duty truck markets, partially offset by a decrease in end-user demand in the oil and gas market.

Operating margins in 2021 increased in both the Diversified Industrial North American and International operations primarily due to higher sales volume and benefits from overall cost reductions, including lower discretionary spending, wage and salary reductions, current and prior-year restructuring actions in response to business conditions resulting from the COVID-19 pandemic, the absence of acquisition-related expenses, and productivity improvements.

The following business realignment and acquisition integration charges are included in Diversified Industrial North America and Diversified Industrial International operating income:

(dollars in millions)	2021	2020
Diversified Industrial North America	$14	$41
Diversified Industrial International	36	32

During 2021, business realignment charges primarily include actions taken to address the impact of COVID-19 on our business, but also include charges related to the Company’s simplification initiative. The simplification initiative is aimed at reducing organizational and process complexity and is being implemented by operating units around the world. During 2020, business realignment charges primarily include charges related to the Company’s simplification initiative, but also include permanent workforce reductions to address the impact of COVID-19 on our business. Acquisition integration charges relate to the 2020 acquisition of Lord.

The majority of the Diversified Industrial International business realignment and acquisition integration charges were incurred in Europe. We anticipate that cost savings realized from the workforce reduction measures taken during 2021 will increase operating income for 2022 by approximately one percent in both the Diversified Industrial North American and International operations. In 2022, we expect to continue to take actions necessary to structure appropriately the operations of the Diversified Industrial Segment. These actions are expected to result in approximately $40 million in business realignment and acquisition integration charges in 2022. However, continually changing business conditions could impact the ultimate costs we incur.

The increase in Diversified Industrial Segment backlog in 2021 was primarily due to orders exceeding shipments in both the North American and International businesses, with each business accounting for approximately 50 percent of the change. Within the International business, this increase in backlog was primarily related to orders exceeding shipments in both Europe and the Asia Pacific region. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.

Aerospace Systems Segment

(dollars in millions)	2021	2020
Sales	$2,388	$2,735
Operating income	403	477
Operating income as a percent of sales	16.9%	17.4%
Backlog	$3,264	$3,021

Sales in 2021 were lower than the 2020 level primarily due to lower volume in the commercial OEM and aftermarket businesses due to the market conditions as a result of COVID-19. This decrease was partially offset by higher volume in the military OEM and aftermarket businesses as well as a $71 million increase in sales from prior-year acquisitions.
Operating margin decreased in 2021 primarily due to lower sales volume in the commercial OEM and aftermarket businesses and lower aftermarket profitability. Lower sales volume and aftermarket profitability were partially offset by lower engineering development expenses, overall cost reductions, lower business realignment and acquisition integration charges and the benefits from such actions.
The disruption in the aerospace industry due to the COVID-19 pandemic has been significant and we have taken actions necessary to structure appropriately the operations of the Aerospace Systems Segment. We do not currently intend to incur significant additional business realignment and acquisition integration charges in 2022. However, continually changing business conditions could impact the ultimate costs we incur. We anticipate that cost savings realized from the workforce reduction measures taken during 2021 will increase segment operating income for 2022 by approximately two percent.
The increase in backlog in 2021 was primarily due to orders exceeding shipments in the military OEM business, partially offset by shipments exceeding orders in the military aftermarket and commercial OEM and aftermarket businesses. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Corporate general & administrative expenses

(dollars in millions)	2021	2020
Expense (income)
Corporate general and administrative expense	$178	$171
Corporate general and administrative expense, as a percent of sales	1.2%	1.2%
Corporate general and administrative expenses increased slightly in 2021 primarily due to increases in stock compensation expense, deferred compensation expense and charitable contributions. These increases were partially offset by benefits from lower discretionary spending and wage and salary expense as a result of actions taken in response to business conditions resulting from the COVID-19 pandemic.

Other (income) expense (in the Business Segment Information)

(dollars in millions)	2021	2020*
Expense (income)
Foreign currency transaction	$(11)	$(10)
Stock-based compensation	61	52
Pensions	22	30
Acquisition expenses	5	119
Gain on disposal of assets	(109)	(1)
Interest income	(7)	(31)
Other items, net	2	(7)
	$(37)	$152
*Year ended June 30, 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.
Foreign currency transaction primarily relates to the impact of changes in foreign exchange rates on cash, marketable securities and other investments and intercompany transactions. Prior-year acquisition expenses primarily relate to the acquisitions of Lord and Exotic. Gain on disposal of assets in 2021 primarily consists of a gain of $101 million on the sale of land. In 2020, it includes gains of $12 million on the sale of real estate, partially offset by net losses on divestitures and asset sales and writedowns..
CONSOLIDATED BALANCE SHEET

The Consolidated Balance Sheet shows the Company's financial position at year end, compared with the previous year end. This discussion provides information to assist in assessing factors such as the Company's liquidity and financial resources.

(dollars in millions)	2021	2020*
Cash	$772	$756
Trade accounts receivable, net	2,184	1,854
Inventories	2,091	1,964
Notes payable and long-term debt payable within one year	3	810
Long-term debt	6,582	7,652
Shareholders' equity	8,398	6,227
Working capital	$2,520	$1,886
Current ratio	1.8	1.6
*Year ended June 30, 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.
Cash (comprised of cash and cash equivalents and marketable securities and other investments) includes $467 million and $726 million held by the Company's foreign subsidiaries at June 30, 2021 and 2020, respectively. The Company does not permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested. Refer to Note 5 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Trade accounts receivable, net are receivables due from customers for sales of product. Days sales outstanding relating to trade receivables for the Company was 50 days in 2021 and 54 days in 2020. We believe that our receivables are collectible and appropriate allowances for credit losses have been recorded.

Inventories as of June 30, 2021 increased by $127 million (which includes an increase of $41 million from the effect of foreign currency translation). After consideration of the effect of foreign currency translation, inventories increased primarily due to an increase in the Diversified Industrial Segment, partially offset by a decrease in the Aerospace Systems Segment. Days supply of inventory on hand was 75 days in 2021 and 89 days in 2020.

Notes payable and long-term debt payable within one year decreased from 2020 primarily due to the repayment of commercial paper notes outstanding. Refer to Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Long-term debt decreased from 2020 primarily due to the repayment of term loans. Refer to Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Shareholders' equity activity during 2021 included a decrease of $100 million related to share repurchases, an increase of $664 million related to pensions and postretirement benefits resulting from investment gains on plan assets and an increase of $328 million related to foreign currency translation adjustments.
CONSOLIDATED STATEMENT OF CASH FLOWS

The Consolidated Statement of Cash Flows reflects cash inflows and outflows from the Company's operating, investing and financing activities.

A summary of cash flows follows:

(dollars in millions)	2021	2020
Cash provided by (used in):
Operating activities	$2,575	$2,071
Investing activities	—	(5,024)
Financing activities	(2,623)	449
Effect of exchange rates	96	(30)
Net increase (decrease) in cash and cash equivalents	$48	$(2,534)

Cash flows from operating activities in 2021 reflects an increase in net income of $545 million and an increase of $12 million from cash provided by working capital items. We remain focused on managing our inventory and other working capital requirements.

Cash flows from investing activities in 2021 includes net proceeds from the sale of land of approximately $111 million. Cash flows from investing activities in 2020 includes $5,076 million of acquisition-related activity. It also includes $121 million of proceeds from the redemption of company-owned life insurance investments associated with the Company's deferred compensation programs as well as proceeds of $44 million related to the settlement of a cross-currency swap.

Cash flows from financing activities in 2021 includes net commercial paper repayments of $723 million and term loan repayments of $1,210 million. Cash flows from financing activities in 2020 includes proceeds from the issuance of the $925 million and $800 million term loans and the repayment of approximately $740 million of long-term debt. Refer to Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion. The Company repurchased 0.3 million common shares for $100 million during 2021 compared to the repurchase of 0.8 million common shares for $147 million in 2020.

Dividends have been paid for 284 consecutive quarters, including a yearly increase in dividends for the last 65 years. The current annual dividend rate is $4.12 per common share.
Our goal is to maintain an investment-grade credit profile. The rating agencies periodically update our credit ratings as events occur. At June 30, 2021, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	BBB+
Moody's Investor Services, Inc.	Baa1
Standard & Poor's	BBB+

We continue to actively monitor our liquidity position and working capital needs and prioritize capital expenditures related to safety and strategic investments. The Company remains in a stable overall capital resources and liquidity position that is adequate to meet its projected needs. In March 2020, the Company suspended the share repurchase program in response to business uncertainty resulting from the COVID-19 pandemic. During February 2021, the Company reinitiated the share repurchase program and repurchased shares totaling $100 million during the remainder of the fiscal year.
The Company has a line of credit totaling $2,500 million through a multi-currency revolving credit agreement with a group of banks, all of which was available as of June 30, 2021. The credit agreement expires in September 2024; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings. Refer to Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

The Company is currently authorized to sell up to $2,500 million of short-term commercial paper notes. There were no outstanding commercial paper notes as of June 30, 2021, and the largest amount of commercial paper notes outstanding during the last quarter of 2021 was $203 million.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at June 30, 2021, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At June 30, 2021, the Company's debt to debt-shareholders' equity ratio was 0.44 to 1.0. We are in compliance and expect to remain in compliance with all covenants set forth in the credit agreement and indentures.
On August 2, 2021, the Company announced that it reached an agreement on the terms of a recommended cash acquisition of the entire issued and to be issued ordinary share capital of Meggitt for 800 pence per share, or approximately £6,308 million. We intend to fund the proposed acquisition with cash and new debt. The proposed acquisition remains subject to customary closing conditions, including regulatory clearances and approval by Meggitt’s shareholders.
In connection with the proposed acquisition, the Company entered into a bridge credit agreement (the "Bridge Credit Agreement") on August 2, 2021. Under the Bridge Credit Agreement, lenders are committed to provide senior, unsecured financing in the aggregate principal amount of £6,524 million. Any borrowings made under the Bridge Credit Agreement would mature 364 days from the initial funding date. The commitments are intended to be drawn to finance the proposed acquisition of Meggitt only to the extent that we do not arrange for alternative financing prior to closing.

Contractual Obligations - The total amount of gross unrecognized tax benefits, including interest, for uncertain tax positions was $119 million at June 30, 2021. Payment of these obligations would result from settlements with worldwide taxing authorities. Due to the difficulty in determining the timing of the settlements, these obligations are not included in the following summary of the Company's fixed contractual obligations. References to Notes are to the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Transition tax payments related to U.S. Tax Cuts and Jobs Act ("TCJ Act") (Note 5)	$187	$—	$59	$128	$—
Long-term debt (Note 10)	6,646	3	879	1,331	4,433
Interest on long-term debt	3,207	227	436	363	2,181
Operating leases (Note 11)	142	42	49	26	25
Retirement benefits (Note 12)	146	108	10	9	19
Total	$10,328	$380	$1,433	$1,857	$6,658
OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The policies discussed below are considered by management to be more critical than other policies because their application places the most significant demands on management's judgment.

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

For contracts where revenue is recognized over time, we use the cost-to-cost, efforts expended or units of delivery method depending on the nature of the contract, including length of production time. The estimation of costs and efforts expended requires judgment on the part of management due to the duration of the contractual agreements as well as the technical nature of the products involved. Adjustments to these estimates are made on a consistent basis and a contract reserve is established when the estimated costs to complete a contract exceed the expected contract revenues.

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

At December 31, 2020, the Company performed its annual goodwill impairment test for each of its six reporting units. The results of this test indicated the fair value substantially exceeded carrying value for all reporting units. We continually monitor our reporting units for impairment indicators and update assumptions used in the most recent calculation of a reporting unit's fair value as appropriate. We did not identify any events or circumstances during 2021 that required performance of an interim impairment test.

Long-lived assets held for use, which primarily includes finite-lived intangible assets and property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. During 2021, the Company did not record any material impairment related to long-lived assets.

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

For the Company's domestic qualified defined benefit plan, a 50 basis point change in the assumed long-term rate of return on plan assets is estimated to have an $18 million increase in annual pension expense and a 50 basis point decrease in the discount rate is estimated to increase annual pension expense by $27 million. As of June 30, 2021, $707 million of past years' net actuarial losses related to the Company's domestic qualified defined benefit plan are subject to amortization in the future. These losses will generally be amortized over approximately seven years and will negatively affect earnings in the future. Any actuarial gains experienced in future years will help reduce the effect of the net actuarial loss amortization. Further information on pensions is provided in Note 12 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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
In November 2020, the SEC issued Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information. This rule, which became effective on February 10, 2021, amended certain SEC disclosure requirements in order to modernize, simplify and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the amendments eliminate the requirement for Selected Financial Data, streamline the requirement to disclose Supplementary Financial Information, and amend Management's Discussion and Analysis. The final rule is applicable for fiscal years ending on or after August 9, 2021, however, early adoption on an Item-by-Item basis is permitted after February 10, 2021. We early adopted the amendments to two items resulting in the elimination of Item 301, Selected Financial Data, from Part II, Item 6 of this report and the omission of Regulation S-K Item 302(a), Supplementary Financial Information, from the notes to our consolidated financial statements in Part II, Item 8 of this report.

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
The Company's debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company's objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates. At June 30, 2021, our debt portfolio did not include any variable rate debt. However, a 100 basis point increase in near-term interest rates would increase annual interest expense on weighted average commercial paper balances during 2021 by approximately $5 million.
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

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Parker-Hannifin Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Parker-Hannifin Corporation and subsidiaries (the "Company") as of June 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended June 30, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Notes 1 and 7 to the consolidated financial statements, the Company elected to change its method of accounting for certain inventories from the last-in, first-out (“LIFO”) cost method to the first-in, first-out (“FIFO”) cost method which has been retrospectively applied to the consolidated financial statements as of June 30, 2020 and 2019.
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
Revenue — Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
The Company is a highly diversified business with revenue derived from the sales of products in a variety of industrial and aerospace markets. The Company’s business activities are carried out by numerous individual business units, which offer unique technology and product platforms within specific geographic areas.
We identified revenue as a critical audit matter given the geographical dispersion of the Company’s operations and business units generating revenue. This required extensive audit effort due to the volume of the underlying transactions and distinctiveness of each individual business unit. High levels of auditor judgement were necessary to determine the nature, timing, and extent of audit procedures performed within the Company.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s revenue transactions included the following, among others:
•We tested the design and effectiveness of internal controls within the revenue business processes, including controls over revenue recognition and controls over the review of operating results.
•For a sample of revenue transactions, we performed detail transaction testing by agreeing the amounts recorded as revenue to source documents and determined that revenue was recognized appropriately.
•For the revenue populations subject to detail testing, we tested the completeness of revenue by making selections from a reciprocal population (e.g. sales order listing) and determined whether the sales order was recorded as a sale in the general ledger.
•For revenue transactions not subject to detail transaction testing, we performed substantive analytical procedures. We developed independent expectations of revenue based on data derived from published industry indices, market and customer trends, and the results of our detail revenue testing and compared these expectations to the revenue recorded by management.

/s/ DELOITTE & TOUCHE, LLP
Cleveland, Ohio
August 25, 2021

We have served as the Company's auditor since 2008.

CONSOLIDATED STATEMENT OF INCOME

	For the years ended June 30,
(Dollars in thousands, except per share amounts)	2021	2020*	2019*
Net Sales	$14,347,640	$13,695,520	$14,320,324
Cost of sales	10,449,680	10,292,291	10,688,970
Selling, general and administrative expenses	1,527,302	1,656,553	1,543,939
Interest expense	250,036	308,161	190,138
Other income, net	(17,003)	(67,112)	(61,247)
(Gain) loss on disposal of assets	(109,332)	(1,227)	9,049
Income before income taxes	2,246,957	1,506,854	1,949,475
Income taxes	500,096	304,522	424,392
Net Income	1,746,861	1,202,332	1,525,083
Less: Noncontrolling interest in subsidiaries' earnings	761	362	567
Net Income Attributable to Common Shareholders	$1,746,100	$1,201,970	$1,524,516

Earnings per Share Attributable to Common Shareholders
Basic earnings per share	$13.54	$9.36	$11.73
Diluted earnings per share	$13.35	$9.26	$11.57
*Years ended June 30, 2020 and 2019 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the years ended June 30,
(Dollars in thousands)	2021	2020*	2019*
Net Income	$1,746,861	$1,202,332	$1,525,083
Less: Noncontrolling interests in subsidiaries' earnings	761	362	567
Net income attributable to common shareholders	1,746,100	1,201,970	1,524,516

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment and other (net of tax of $(3,664), $4,820 and $709 in 2021, 2020 and 2019)	328,792	(182,957)	(66,392)
Retirement benefits plan activity (net of tax of $(205,845), $97,477 and $71,821 in 2021, 2020 and 2019)	664,076	(317,546)	(227,783)
Other comprehensive income (loss)	992,868	(500,503)	(294,175)
Less: Other comprehensive income (loss) for noncontrolling interests	720	(676)	53
Other comprehensive income (loss) attributable to common shareholders	992,148	(499,827)	(294,228)
Total Comprehensive Income Attributable to Common Shareholders	$2,738,248	$702,143	$1,230,288
*Years ended June 30, 2020 and 2019 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

BUSINESS SEGMENT INFORMATION

(Dollars in thousands)	2021	2020*	2019*
Net Sales:
Diversified Industrial:
North America	$6,676,449	$6,456,298	$6,808,948
International	5,283,710	4,504,587	5,000,599
Aerospace Systems	2,387,481	2,734,635	2,510,777
	$14,347,640	$13,695,520	$14,320,324
Segment Operating Income:
Diversified Industrial:
North America	$1,247,419	$985,944	$1,138,586
International	988,054	674,763	804,890
Aerospace Systems	402,895	476,900	487,757
Total segment operating income	2,638,368	2,137,607	2,431,233
Corporate administration	178,427	170,903	194,994
Income before interest expense and other expense	2,459,941	1,966,704	2,236,239
Interest expense	250,036	308,161	190,138
Other (income) expense	(37,052)	151,689	96,626
Income before income taxes	$2,246,957	$1,506,854	$1,949,475

Assets:
Diversified Industrial	$16,518,688	$15,973,576	$13,189,204
Aerospace Systems(a)	3,077,395	3,251,522	1,546,053
Corporate	745,117	662,655	2,996,771
	$20,341,200	$19,887,753	$17,732,028

Property Additions:
Diversified Industrial	$186,233	$183,981	$172,348
Aerospace Systems	20,705	44,546	20,748
Corporate	3,019	4,064	1,993
	$209,957	$232,591	$195,089

Depreciation:
Diversified Industrial	$229,891	$218,092	$203,144
Aerospace Systems	32,151	27,749	16,268
Corporate	7,901	7,058	6,263
	$269,943	$252,899	$225,675

Amortization:
Diversified Industrial	$274,368	$243,714	$196,680
Aerospace Systems	51,079	40,918	3,072
	$325,447	$284,632	$199,752

(Dollars in thousands)	2021	2020	2019
By Geographic Area(b)
Net Sales:
North America	$9,046,162	$9,166,773	$9,318,195
International	5,301,478	4,528,747	5,002,129
	$14,347,640	$13,695,520	$14,320,324
Long-Lived Assets:
North America	$1,448,109	$1,494,858	$1,052,263
International	818,367	797,877	716,024
	$2,266,476	$2,292,735	$1,768,287

The accounting policies of the business segments are the same as those described in the Significant Accounting Policies footnote except that the business segment results are prepared on a basis that is consistent with the manner in which the Company’s management disaggregates financial information for internal review and decision-making.
(a) Includes an investment in a joint venture in which ownership is 50 percent or less and in which the Company does not have operating control (2021 - $219,081; 2020 - $237,911; 2019 - $234,703).
(b) Net sales are attributed to countries based on the location of the selling unit. North America includes the United States, Canada and Mexico. No country other than the United States represents greater than 10 percent of consolidated sales. Long-lived assets are comprised of property, plant and equipment based on physical location.
*Years ended June 30, 2020 and 2019 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)
June 30,	2021	2020*
Assets
Current Assets
Cash and cash equivalents	$733,117	$685,514
Marketable securities and other investments	39,116	70,805
Trade accounts receivable, net	2,183,594	1,854,398
Non-trade and notes receivable	326,315	244,870
Inventories	2,090,642	1,964,195
Prepaid expenses and other	243,966	214,986
Total Current Assets	5,616,750	5,034,768
Property, plant and equipment	6,040,220	5,810,681
Less: Accumulated depreciation	3,773,744	3,517,946
Property, plant and equipment, net	2,266,476	2,292,735
Deferred income taxes	104,251	126,839
Investments and other assets	774,239	764,563
Intangible assets, net	3,519,797	3,798,913
Goodwill	8,059,687	7,869,935
Total Assets	$20,341,200	$19,887,753

Liabilities and Equity
Current Liabilities
Notes payable and long-term debt payable within one year	$2,824	$809,529
Accounts payable, trade	1,667,878	1,111,759
Accrued payrolls and other compensation	507,027	424,231
Accrued domestic and foreign taxes	236,384	195,314
Other accrued liabilities	682,390	607,540
Total Current Liabilities	3,096,503	3,148,373
Long-term debt	6,582,053	7,652,256
Pensions and other postretirement benefits	1,055,638	1,887,414
Deferred income taxes	553,981	418,851
Other liabilities	639,355	539,089
Total Liabilities	11,927,530	13,645,983
Equity
Shareholders' Equity
Serial preferred stock, $.50 par value, authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value, authorized 600,000,000 shares; issued 181,046,128 shares in 2021 and 2020	90,523	90,523
Additional capital	329,619	416,585
Retained earnings	14,915,497	13,643,907
Accumulated other comprehensive (loss)	(1,566,727)	(2,558,875)
Treasury shares at cost: 51,900,460 in 2021 and 52,490,165 in 2020	(5,370,605)	(5,364,916)
Total Shareholders' Equity	8,398,307	6,227,224
Noncontrolling interests	15,363	14,546
Total Equity	8,413,670	6,241,770
Total Liabilities and Equity	$20,341,200	$19,887,753
*Year ended June 30, 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the years ended June 30,
(Dollars in thousands)	2021	2020*	2019*
Cash Flows From Operating Activities
Net income	$1,746,861	$1,202,332	$1,525,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	269,943	252,899	225,675
Amortization	325,447	284,632	210,514
Stock incentive plan compensation	121,483	111,375	104,078
Deferred income taxes	(51,500)	12,290	36,435
Foreign currency transaction (gain) loss	(10,948)	(10,018)	5,888
(Gain) loss on sale of property, plant and equipment	(109,332)	(1,850)	5,091
Loss on sale of businesses	—	—	5,854
Gain on sale and impairment of investments	(12,616)	(2,084)	(16,749)
(Gain) loss on marketable securities	(11,570)	(587)	7,563
Other	14,424	17,984	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(298,511)	578,853	2,452
Inventories	(85,597)	206,937	(67,867)
Prepaid expenses and other	(25,508)	(9,312)	(33,335)
Other assets	(8,779)	(23,547)	2,677
Accounts payable, trade	526,781	(370,765)	(12,397)
Accrued payrolls and other compensation	72,412	(62,715)	2,088
Accrued domestic and foreign taxes	36,552	30,918	(30,593)
Other accrued liabilities	11,397	(148,531)	16,698
Pensions and other postretirement benefits	17,875	55,522	(168,368)
Other liabilities	46,187	(53,384)	(90,647)
Net cash provided by operating activities	2,575,001	2,070,949	1,730,140
Cash Flows From Investing Activities
Acquisitions (net of cash acquired of $82,192 in 2020 and $690 in 2019)	—	(5,076,064)	(2,042)
Capital expenditures	(209,957)	(232,591)	(195,089)
Proceeds from sale of property, plant and equipment	140,590	26,345	46,592
Proceeds from sale of businesses	—	—	19,678
Purchase of marketable securities and other investments	(34,809)	(194,742)	(181,780)
Maturities and sales of marketable securities and other investments	79,419	275,483	74,908
Other	24,744	177,576	19,223
Net cash used in investing activities	(13)	(5,023,993)	(218,510)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	4,684	2,623	2,475
Payments for common shares	(218,818)	(216,049)	(860,052)
Acquisition of noncontrolling interests	—	(1,200)	—
(Payments of) proceeds from notes payable, net	(723,496)	136,744	48,828
Proceeds from long-term borrowings	1,213	1,721,211	2,336,749
Payments for long-term borrowings	(1,211,748)	(740,181)	(213,226)
Dividends paid	(475,174)	(453,838)	(412,468)
Net cash (used in) provided by financing activities	(2,623,339)	449,310	902,306
Effect of exchange rate changes on cash	95,954	(30,519)	(16,306)
Net increase (decrease) in cash and cash equivalents	47,603	(2,534,253)	2,397,630
Cash and cash equivalents at beginning of year	685,514	3,219,767	822,137
Cash and cash equivalents at end of year	$733,117	$685,514	$3,219,767
Supplemental Data:
Cash paid during the year for:
Interest	$236,979	$308,199	$169,378
Income taxes	485,885	307,959	454,699
*Years ended June 30, 2020 and 2019 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY

(Dollars in thousands)	Common Stock	Additional Capital	Retained Earnings*	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total*
Balance July 1, 2018 (As reported)	$90,523	$496,592	$11,625,975	$(1,763,086)	$(4,590,138)	$5,627	$5,865,493
Inventory accounting method change			105,460				105,460
Balance July 1, 2018*	$90,523	$496,592	$11,731,435	$(1,763,086)	$(4,590,138)	$5,627	$5,970,953
Impact of adoption of accounting standards			51,603	(1,734)			49,869
Net income*			1,524,516			567	1,525,083
Other comprehensive income (loss)				(294,228)		53	(294,175)
Dividends paid ($3.16 per share)			(412,404)			(64)	(412,468)
Stock incentive plan activity		(34,506)			81,007		46,501
Shares purchased at cost					(799,999)		(799,999)
Balance June 30, 2019*	$90,523	$462,086	$12,895,150	$(2,059,048)	$(5,309,130)	$6,183	$6,085,764
Net income*			1,201,970			362	1,202,332
Other comprehensive (loss)				(499,827)		(676)	(500,503)
Dividends paid ($3.52 per share)			(453,213)			(625)	(453,838)
Stock incentive plan activity		(46,265)			90,981		44,716
Acquisition activity		764				9,302	10,066
Shares purchased at cost					(146,767)		(146,767)
Balance June 30, 2020*	$90,523	$416,585	$13,643,907	$(2,558,875)	$(5,364,916)	$14,546	$6,241,770
Net income			1,746,100			761	1,746,861
Other comprehensive income				992,148		720	992,868
Dividends paid ($3.67 per share)			(474,510)			(664)	(475,174)
Stock incentive plan activity		(86,966)			94,311		7,345
Shares purchased at cost					(100,000)		(100,000)
Balance June 30, 2021	$90,523	$329,619	$14,915,497	$(1,566,727)	$(5,370,605)	$15,363	$8,413,670
*The balances at June 30, 2018 and the year ended June 30, 2020 and 2019 amounts have been revised to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the consolidated financial statements.

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
The Diversified Industrial Segment is an aggregation of several business units, which manufacture motion-control and fluid power system components for builders and users of various types of manufacturing, packaging, processing, transportation, agricultural, construction, and military vehicles and equipment. Diversified Industrial Segment products are marketed primarily through field sales employees and independent distributors. The Diversified Industrial North American operations have manufacturing plants and distribution networks throughout the United States, Canada and Mexico and primarily service North America. The Diversified Industrial International operations provide Parker products and services to 42 countries throughout Europe, Asia Pacific, Latin America, the Middle East and Africa.
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
Use of Estimates - The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Change in Accounting Principle - During the fourth quarter of 2021, the Company changed its method of accounting for certain domestic inventory previously valued by the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. All prior periods presented have been retrospectively adjusted to apply the new method of accounting. Refer to Note 7 for more information on the change in inventory accounting method.
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
Trade Accounts Receivable, Net - Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. We evaluate the collectibility of our receivables based on historical experience and current and forecasted economic conditions based on management's judgment. Additionally, receivables are written off to bad debt when management makes a final determination of uncollectibility. Allowance for credit losses was $12,078 and $11,644 at June 30, 2021 and 2020, respectively.
Non-Trade and Notes Receivable - The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

June 30,	2021	2020
Notes receivable	$144,441	$97,370
Accounts receivable, other	181,874	147,500
Total	$326,315	$244,870

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

    The plant and equipment caption in the Consolidated Balance Sheet is comprised of the following components:

June 30,	2021	2020
Land and land improvements	$342,950	$345,746
Buildings and building equipment	1,848,141	1,773,041
Machinery and equipment	3,653,566	3,515,842
Construction in progress	195,563	176,052
Total	$6,040,220	$5,810,681
Investments and Other Assets - Investments in joint-venture companies in which ownership is 50 percent or less and in which the Company does not have operating control are stated at cost plus the Company's equity in undistributed earnings and amounted to $292,217 and $317,975 at June 30, 2021 and 2020, respectively. A significant portion of the underlying net assets of the joint ventures are related to goodwill. The Company's share of earnings from investments in joint-venture companies were $41,048, $74,517 and $93,239 in 2021, 2020 and 2019, respectively.
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
Foreign Currency Translation - Assets and liabilities of foreign subsidiaries are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. The effects of these translation adjustments, as well as gains and losses from certain intercompany transactions, are reported in accumulated other comprehensive (loss). Such adjustments will affect net income only upon sale or liquidation of the underlying foreign investments. Exchange (gains) losses from transactions in a currency other than the local currency of the entity involved are included within the cost of sales caption in the Consolidated Statement of Income and were $(10,948), $(10,018) and $5,888, in 2021, 2020 and 2019, respectively.
Subsequent Events - We evaluated subsequent events that have occurred through the date of filing of this Annual Report on Form 10-K for the year ended June 30, 2021. On August 2, 2021, the Company announced that it reached an agreement on the terms of a recommended cash acquisition of the entire issued and to be issued ordinary share capital of Meggitt plc ("Meggitt") for 800 pence per share (the "Acquisition"), or approximately £6,308 million. We intend to fund the proposed Acquisition with cash and new debt. The proposed Acquisition remains subject to customary closing conditions, including regulatory clearances and approval by Meggitt’s shareholders.
In connection with the proposed Acquisition, the Company entered into a bridge credit agreement (the "Bridge Credit Agreement") on August 2, 2021. Under the Bridge Credit Agreement, lenders are committed to provide senior, unsecured financing in the aggregate principal amount of £6,524 million. Any borrowings made under the Bridge Credit Agreement would mature 364 days from the initial funding date. The commitments are intended to be drawn to finance the proposed Acquisition only to the extent that we do not arrange for alternative financing prior to closing.

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
Diversified Industrial Segment revenues by technology platform:

	2021	2020
Motion Systems	$3,081,366	$2,996,645
Flow and Process Control	4,108,080	3,795,952
Filtration and Engineered Materials	4,770,713	4,168,288
Total	$11,960,159	$10,960,885
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

Aerospace Systems Segment revenues by product platform:

	2021	2020
Flight Control Actuation	$698,877	$711,017
Fuel and Inerting	509,687	592,543
Hydraulics	308,835	411,823
Engines	575,804	616,747
Fluid Conveyance	196,348	304,769
Other	97,930	97,736
Total	$2,387,481	$2,734,635
Total revenues by geographic region based on the Company's selling operation's location:

	2021	2020
North America	$9,046,162	$9,166,773
Europe	2,919,025	2,596,125
Asia Pacific	2,215,686	1,790,032
Latin America	166,767	142,590
Total	$14,347,640	$13,695,520
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
Total contract assets and contract liabilities are as follows:

	2021	2020
Contract assets, current (included within Prepaid expenses and other)	$34,190	$30,827
Contract assets, noncurrent (included within Investments and other assets)	1,884	1,497
Total contract assets	36,074	32,324
Contract liabilities, current (included within Other accrued liabilities)	(51,211)	(51,278)
Contract liabilities, noncurrent (included within Other liabilities)	(3,080)	(3,232)
Total contract liabilities	(54,291)	(54,510)
Net contract liabilities	$(18,217)	$(22,186)
At June 30, 2021, the change in net contract liabilities was primarily due to timing differences between when revenue was recognized and the receipt of advance payments. During 2021, approximately $33 million of revenue was recognized that was included in the contract liabilities at June 30, 2020.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at June 30, 2021 was $6,503 million, of which approximately 84 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.
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

Assets acquired and liabilities assumed are recognized at their respective fair values as of the acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The following presents the estimated fair values of Lord's and Exotic's assets acquired and liabilities assumed on the respective acquisition dates. These estimates are based on available information and are revised during the measurement period, not to exceed 12 months from the acquisition date, as third-party valuations are finalized, additional information becomes available and as additional analysis is performed. All measurement period adjustments were completed within a year from the acquisition date, and such adjustments did not have a material impact on the Company's results of operations and financial position.

The final purchase price allocations for acquisitions in 2020 is as follows:

	Lord	Exotic
	October 29, 2019	September 16, 2019
Assets:
Cash and cash equivalents	$74,013	$8,179
Accounts receivable	153,765	81,336
Inventories	248,600	114,661
Prepaid expenses	24,230	1,343
Property, plant and equipment	409,163	178,393
Deferred income taxes	—	2,057
Other assets	41,335	1,226
Intangible assets	1,446,660	874,470
Goodwill	1,970,603	503,725
Total assets acquired	4,368,369	1,765,390
Liabilities:
Notes payable and long-term debt payable within one year	156	—
Accounts payable, trade	56,186	23,176
Accrued payrolls and other compensation	57,571	8,863
Accrued domestic and foreign taxes	2,898	2,123
Other accrued liabilities	88,394	25,662
Long-term debt	221,161	—
Pensions and other postretirement benefits	115,017	—
Deferred income taxes	304,445	—
Other liabilities	55,832	—
Noncontrolling interests	11,266	—
Total liabilities and noncontrolling interests assumed	912,926	59,824
Net assets acquired	$3,455,443	$1,705,566

Goodwill is calculated as the excess of the purchase price over the net assets acquired. With respect to the Lord and Exotic acquisitions, goodwill represents cost synergies and enhancements to our existing technologies. For tax purposes, Lord's goodwill is not deductible, and Exotic's goodwill is deductible. Based upon an acquisition valuation, intangibles acquired as part of the Exotic acquisition include $502,470 of customer-related intangible assets, $281,400 of patents and technology and $90,600 of trademarks, with weighted average estimated useful lives of 18, 20 and 20 years, respectively. Similarly, the Lord acquisition includes $869,190 of customer-related intangible assets, $458,030 of patents and technology and $119,440 of trademarks, with weighted average estimated useful lives of 13, 21 and 20 years, respectively. These intangible assets were valued using the income approach, which includes significant assumptions around future revenue growth and discount rates. Such assumptions are classified as level 3 inputs within the fair value hierarchy.

Our consolidated financial statements for 2020 include the results of operations of Lord and Exotic from their respective acquisition dates through June 30, 2020. Net sales and segment operating income attributable to these acquisitions during this period and included in our consolidated financial statements totaled $949,066 and $22,330, respectively.

Acquisition-related transaction and integration costs totaled $119,214 in 2020. These costs are included in selling, general, and administrative expenses in the Consolidated Statement of Income.
4.    Business Realignment and Acquisition Integration Charges
The Company incurred business realignment and acquisition integration charges in 2021, 2020 and 2019. During 2021, business realignment charges primarily consisted of actions taken to address the impact of COVID-19 on our business. Such charges were also incurred in 2020, especially within the Aerospace Systems Segment. In 2021, 2020, and 2019 business realignment charges included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity as well as plant closures. The 2019 acquisition integration charges relate to the 2017 acquisition of CLARCOR, Inc. ("Clarcor") and primarily consist of severance costs and expenses related to plant closures and relocations. A majority of the business realignment charges were incurred in North America and Europe. We believe the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.
Business realignment and acquisition integration charges presented in the Business Segment Information are as follows:

	2021	2020	2019
Diversified Industrial	$38,557	$52,288	$27,830
Aerospace Systems	6,680	22,101	—
Corporate administration	1,399	1,175	—
Other expense	1,226	50	305

Workforce reductions in connection with such business realignment and acquisition integration charges in the Business Segment Information are as follows:

	2021	2020	2019
Diversified Industrial	820	2,394	598
Aerospace Systems	327	1,254	—
Corporate administration	20	31	—

The business realignment and acquisition integration charges are presented in the Consolidated Statement of Income as follows:

	2021	2020	2019
Cost of sales	$33,746	$58,791	$14,650
Selling, general and administrative expenses	12,890	16,773	13,180
(Gain) loss on disposal of assets	1,226	50	305
As of June 30, 2021, approximately $56 million in severance payments were made relating to business realignment charges. Remaining payments related to current-year and prior-year business realignment actions of approximately $15 million, a majority of which are expected to be paid by June 30, 2022, are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment and acquisition integration actions described above, the timing and amount of which are not known at this time.
We also incurred the following acquisition integration charges related to the Lord and Exotic acquisitions:

	2021	2020
Diversified Industrial	$11,222	$20,669
Aerospace Systems	719	1,908
These charges are primarily included in selling, general and administrative expenses within the Consolidated Statement of Income.

5.    Income Taxes
Certain amounts below have been adjusted to reflect the retrospective application of our change in inventory accounting method as described in Notes 1 and 7.
Income before income taxes was derived from the following sources:

	2021	2020	2019
United States	$1,273,037	$828,160	$1,140,983
Foreign	973,920	678,694	808,492
	$2,246,957	$1,506,854	$1,949,475

Income taxes include the following:

	2021	2020	2019
Federal
Current	$247,094	$105,796	$160,858
Deferred	(52,960)	24,905	18,133
Foreign
Current	269,607	167,680	206,167
Deferred	8,851	(14,247)	3,202
State and local
Current	34,895	18,756	20,932
Deferred	(7,391)	1,632	15,100
	$500,096	$304,522	$424,392

A reconciliation of the effective income tax rate to the statutory federal rate follows:

	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes	1.0	1.4	1.7
Tax related to international activities	3.6	1.8	2.9
Transition tax related to the TCJ Act	—	(0.7)	0.8
Remeasurement of deferred tax assets and liabilities related to the TCJ Act	—	—	(0.9)
Cash surrender value of life insurance	(0.6)	(0.3)	(0.1)
Federal manufacturing deduction	—	—	0.1
Foreign derived intangible income deduction	(1.0)	(1.5)	(1.0)
Research tax credit	(0.4)	(0.6)	(0.5)
Share-based compensation	(1.6)	(1.5)	(1.7)
Other	0.3	0.6	(0.5)
Effective income tax rate	22.3%	20.2%	21.8%

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
Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities. The differences comprising the net deferred taxes shown on the Consolidated Balance Sheet at June 30 were as follows:

	2021	2020
Retirement benefits	$322,931	$504,747
Other liabilities and reserves	136,710	139,872
Long-term contracts	5,562	7,392
Stock-based compensation	30,165	35,483
Loss carryforwards	861,013	754,655
Unrealized currency exchange gains and losses	18,841	39,256
Inventory	(11,753)	(31,081)
Tax credit carryforwards	19,709	33,176
Undistributed foreign earnings	(21,722)	(15,196)
Depreciation and amortization	(945,422)	(988,886)
Valuation allowance	(865,764)	(771,430)
Net deferred tax (liability)	$(449,730)	$(292,012)

Change in net deferred tax (liability):
Provision for deferred tax	$51,500	$(12,290)
Items of other comprehensive (loss) income	(209,509)	102,297
Acquisitions and other	291	(301,690)
Total change in net deferred tax	$(157,718)	$(211,683)

As of June 30, 2021, we recorded deferred tax assets of $861,013 resulting from $3,473 million in loss carryforwards. A valuation allowance of $841,789 related to the loss carryforwards has been established due to the uncertainty of their realization. Of this valuation allowance, $816,388 relates to non-operating entities whose loss carryforward utilization is considered to be remote. Some of the loss carryforwards can be carried forward indefinitely; others can be carried forward from three years to 20 years. In addition, a valuation allowance of $23,975 related to other future deductible items has been established due to the uncertainty of their realization.

Although future distributions of foreign earnings to the United States should not be subject to U.S. federal income taxes, other U.S. or foreign taxes may be imposed on such earnings. We have analyzed existing factors and determined we will no longer permanently reinvest certain foreign earnings. On these undistributed foreign earnings of approximately $712 million that are no longer permanently reinvested outside of the United States, we have recorded a deferred tax liability of $16 million. The remaining undistributed foreign earnings of approximately $1,609 million remain permanently reinvested outside the United States at June 30, 2021. Of these undistributed earnings, we have recorded a deferred tax liability of $6 million where certain foreign holding companies are not permanently reinvested in their subsidiaries. It is not practicable to estimate the additional taxes, including applicable foreign withholding taxes, that might be payable on the potential distribution of such permanently reinvested foreign earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020	2019
Balance July 1	$86,277	$140,662	$153,091
Additions for tax positions related to current year	10,145	4,955	2,272
Additions for tax positions of prior years	10,320	798	45
Additions for acquisitions	2,376	43,532	—
Reductions for tax positions of prior years	(1,996)	(41,726)	(927)
Reductions for settlements	(7,165)	(53,520)	(832)
Reductions for expiration of statute of limitations	(2,252)	(3,820)	(9,388)
Effect of foreign currency translation	3,054	(4,604)	(3,599)
Balance June 30	$100,759	$86,277	$140,662

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $100,759, $86,277 and $140,662 as of June 30, 2021, 2020 and 2019, respectively. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $17,862, $14,247 and $25,214 as of June 30, 2021, 2020 and 2019, respectively.

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
We file income tax returns in the United States and in various foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are open to assessment of our U.S. federal income tax returns by the Internal Revenue Service for years after 2013, and our state and local income tax returns for years after 2013. We are open to assessment for significant foreign jurisdictions for years after 2011.
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

	2021	2020*	2019*
Numerator:
Net income attributable to common shareholders	$1,746,100	$1,201,970	$1,524,516
Denominator:
Basic - weighted-average common shares	128,999,879	128,418,495	129,997,640
Increase in weighted-average common shares from dilutive effect of equity-based awards	1,834,599	1,386,539	1,783,977
Diluted - weighted-average common shares, assuming exercise of equity-based awards	130,834,478	129,805,034	131,781,617
Basic earnings per share	$13.54	$9.36	$11.73
Diluted earnings per share	$13.35	$9.26	$11.57
*Years ended June 30, 2020 and 2019 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 7 to the Consolidated Financial Statements.

For 2021, 2020 and 2019, 0.4 million, 0.6 million and 0.9 million common shares, respectively, subject to equity-based awards were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

7.    Inventories
Inventories are stated at the lower of cost or net realizable value. During the fourth quarter of 2021, the Company voluntarily changed its method of accounting for certain domestic inventory previously valued by the LIFO method to the FIFO method. The cumulative effect of this change on periods presented prior to 2019 resulted in an increase in Retained earnings of $105,460 at July 1, 2018. The FIFO method of accounting for inventory is preferable because it conforms the Company's entire inventory to a single method of accounting, it aligns the inventory cost flow assumption with the physical flow of goods, and improves comparability within the industry.
The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

June 30,	2021	2020*
Finished products	$733,744	$703,630
Work in process	1,089,976	988,564
Raw materials	266,922	272,001
Total	$2,090,642	$1,964,195
*Year ended June 30, 2020 amounts have been revised to reflect the change in inventory accounting method, as described above and in Note 1 to the consolidated financial statements.
As a result of the retrospective application of this change in accounting method, the following financial statement line items within the accompanying financial statements were adjusted, as follows:

	2021			2020			2019
Dollars in thousands, except per share amounts	As Computed Under LIFO	As Reported Under FIFO	Effect of Change	As Reported	Adjusted	Effect of Change	As Reported	Adjusted	Effect of Change
Consolidated Statements of Income
Cost of sales	$10,464,495	$10,449,680	$(14,815)	$10,286,518	$10,292,291	$5,773	$10,703,484	$10,688,970	$(14,514)
Income before income taxes	2,232,142	2,246,957	14,815	1,512,627	1,506,854	(5,773)	1,933,425	1,949,475	16,050
Income tax expense	499,269	500,096	827	305,924	304,522	(1,402)	420,494	424,392	3,898
Net income	1,732,873	1,746,861	13,988	1,206,703	1,202,332	(4,371)	1,512,931	1,525,083	12,152
Net income attributable to common shareholders	1,732,112	1,746,100	13,988	1,206,341	1,201,970	(4,371)	1,512,364	1,524,516	12,152

Earnings per share attributable to common shareholders:
Basic	$13.43	$13.54	$0.11	$9.39	$9.36	$(0.03)	$11.63	$11.73	$0.10
Diluted	$13.24	$13.35	$0.11	$9.29	$9.26	$(0.03)	$11.48	$11.57	$0.09

Consolidated Statements of Comprehensive Income
Net income	$1,732,873	$1,746,861	$13,988	$1,206,703	$1,202,332	$(4,371)	$1,512,931	$1,525,083	$12,152
Net income attributable to common shareholders	1,732,112	1,746,100	13,988	1,206,341	1,201,970	(4,371)	1,512,364	1,524,516	12,152
Total comprehensive income attributable to common shareholders	2,724,260	2,738,248	13,988	706,514	702,143	(4,371)	1,218,136	1,230,288	12,152

	2021			2020			2019
Dollars in thousands, except per share amounts	As Computed Under LIFO	As Reported Under FIFO	Effect of Change	As Reported	Adjusted	Effect of Change	As Reported	Adjusted	Effect of Change
Consolidated Balance Sheets
Inventories	$1,926,263	$2,090,642	$164,379	$1,814,631	$1,964,195	$149,564
Deferred income taxes - noncurrent liability	516,831	553,981	37,150	382,528	418,851	36,323
Retained earnings	14,788,268	14,915,497	127,229	13,530,666	13,643,907	113,241

Consolidated Statements of Cash Flows
Net income	$1,732,873	$1,746,861	$13,988	$1,206,703	$1,202,332	$(4,371)	$1,512,931	$1,525,083	$12,152
Deferred income taxes	(52,327)	(51,500)	827	13,692	12,290	(1,402)	32,537	36,435	3,898
Inventories	(70,782)	(85,597)	(14,815)	201,164	206,937	5,773	(51,817)	(67,867)	(16,050)

The effect of change in inventory in 2020 represents the excess of gross FIFO inventories over the cost of such inventories valued on a LIFO basis of $219,854 less the related excess and obsolete reserve of $70,290.
As a result of the retrospective application of this change in accounting principle, the following financial statement line items within the unaudited interim 2021 and 2020 quarterly condensed consolidated financial statements were adjusted, as follows:

	Three Months Ended
(Unaudited)	September 30, 2020			December 31, 2020			March 31, 2021
Dollars in thousands, except per share amounts	As Reported	Adjusted	Effect of Change	As Reported	Adjusted	Effect of Change	As Reported	Adjusted	Effect of Change
Consolidated Statements of Income
Cost of sales	$2,384,328	$2,386,449	$2,121	$2,519,545	$2,518,165	$(1,380)	$2,714,773	$2,712,785	$(1,988)
Income before income taxes	415,295	413,174	(2,121)	576,512	577,892	1,380	597,352	599,340	1,988
Income tax expense	93,578	93,063	(515)	129,015	129,350	335	125,619	126,101	482
Net income	321,717	320,111	(1,606)	447,497	448,542	1,045	471,733	473,239	1,506
Net income attributable to common shareholders	321,409	319,803	(1,606)	447,306	448,351	1,045	471,647	473,153	1,506

Earnings per share attributable to common shareholders:
Basic	$2.50	$2.48	$(0.02)	$3.47	$3.48	$0.01	$3.65	$3.67	$0.02
Diluted	$2.47	$2.45	$(0.02)	$3.41	$3.42	$0.01	$3.59	$3.60	$0.01

	Three Months Ended
(Unaudited)	September 30, 2019			December 31, 2019			March 31, 2020
Dollars in thousands, except per share amounts	As Reported	Adjusted	Effect of Change	As Reported	Adjusted	Effect of Change	As Reported	Adjusted	Effect of Change
Consolidated Statements of Income
Cost of sales	$2,479,741	$2,480,992	$1,251	$2,682,765	$2,686,131	$3,366	$2,766,693	$2,759,637	$(7,056)
Income before income taxes	433,156	431,905	(1,251)	254,746	251,380	(3,366)	454,157	461,213	7,056
Income tax expense	94,115	93,811	(304)	50,148	49,331	(817)	86,788	88,501	1,713
Net income	339,041	338,094	(947)	204,598	202,049	(2,549)	367,369	372,712	5,343
Net income attributable to common shareholders	338,898	337,951	(947)	204,474	201,925	(2,549)	367,253	372,596	5,343

Earnings per share attributable to common shareholders:
Basic	$2.64	$2.63	$(0.01)	$1.59	$1.57	$(0.02)	$2.86	$2.90	$0.04
Diluted	$2.60	$2.60	$—	$1.57	$1.55	$(0.02)	$2.83	$2.87	$0.04

8.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance June 30, 2019	$5,355,165	$98,640	$5,453,805
Acquisitions	1,966,865	503,725	2,470,590
Foreign currency translation and other	(54,457)	(3)	(54,460)
Balance June 30, 2020	$7,267,573	$602,362	$7,869,935
Acquisitions	3,738	—	3,738
Foreign currency translation and other	185,998	16	186,014
Balance June 30, 2021	$7,457,309	$602,378	$8,059,687

Acquisitions represent the goodwill allocation during the measurement period subsequent to the applicable acquisition dates. Refer to Note 3 for further discussion.

We test goodwill for impairment at the reporting unit level on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. Our annual impairment tests performed in 2021, 2020 and 2019 resulted in no impairment loss being recognized. We did not identify any events or circumstances during 2021 that required performance of an interim impairment test.
Intangible assets are amortized on a straight-line method over their legal or estimated useful lives. The gross carrying value and accumulated amortization for each major category of intangible asset at June 30 are as follows:

	2021		2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$999,952	$216,314	$991,596	$162,528
Trademarks	762,130	331,905	748,326	285,197
Customer lists and other	3,869,772	1,563,838	3,791,505	1,284,789
Total	$5,631,854	$2,112,057	$5,531,427	$1,732,514

Total intangible asset amortization expense in 2021, 2020 and 2019 was $325,447, $284,632 and $205,164, respectively. Estimated intangible asset amortization expense for the five years ending June 30, 2022 through 2026 is $319,900, $304,906, $297,945, $287,617 and $282,431, respectively.

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred in 2021, 2020 or 2019.
9.    Financing Arrangements
The Company has a line of credit totaling $2,500 million through a multi-currency revolving credit agreement with a group of banks, of which $2,500 million was available as of June 30, 2021. The credit agreement expires in September 2024; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement requires the payment of an annual facility fee, the amount of which may increase in the event our credit ratings are lowered. Although a lowering of our credit ratings would likely increase the cost of future debt, it would not limit our ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
The Company is currently authorized to sell up to $2,500 million of short-term commercial paper notes. There were no commercial paper notes outstanding at June 30, 2021 and $723,500 outstanding at June 30, 2020. The Company had no outstanding borrowings from foreign banks at June 30, 2021 and 2020. The weighted-average interest rate on notes payable during 2021 and 2020 was 0.2 percent and 2.2 percent, respectively.
In the ordinary course of business, some of our locations may enter into financial guarantees through financial institutions which enable customers to be reimbursed in the event of nonperformance by the Company.
The Company's credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the applicable agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the applicable agreements. Based on our rating level at June 30, 2021, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. As of June 30, 2021, our debt to debt-shareholders' equity ratio was 0.44 to 1.0. We are in compliance with all covenants.

10.    Debt

June 30,	2021	2020
Domestic:
Fixed rate medium-term notes, 3.30% to 6.25%, due 2023 - 2045	$2,125,000	$2,125,000
Senior Notes, 2.70% to 4.10%, due 2024 - 2049	3,675,000	3,675,000
Term loans, Libor plus 112.5 bps, due 2023 - 2024	—	1,210,313
Foreign:
Euro Senior Notes, 1.125%, due 2025	830,060	786,520
Other long-term debt	15,968	12,708
Deferred debt issuance costs	(61,156)	(71,256)
Total long-term debt	6,584,872	7,738,285
Less: Long-term debt payable within one year	2,819	86,029
Long-term debt, net	$6,582,053	$7,652,256

During 2021, we repaid the remaining $890 million and $320 million balances related to the $925 million and $800 million term loans, respectively.

Principal amounts of long-term debt payable in the five years ending June 30, 2022 through 2026 are $2,819, $302,396, $576,224, $1,330,535 and $439, respectively. The principal amounts of long-term debt payable exclude the amortization of debt issuance costs.

11.     Leases

We primarily enter into lease agreements for office space, distribution centers, certain manufacturing facilities and equipment. The majority of our leases are operating leases. Finance leases are immaterial to our financial statements. In addition, leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet. Certain leases contain options that provide us with the ability to extend the lease term. Such options are included in the lease term when it is reasonably certain that the option will be exercised. When accounting for leases, we combine payments for leased assets, related services and other components of a lease. Payments within certain lease agreements are adjusted periodically for changes in an index or rate.

The discount rate implicit within our leases is generally not determinable and therefore we determine the discount rate based on our incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and the currency in which lease payments are made.

The components of lease expense are as follows:

	2021	2020
Operating lease expense	$48,171	$50,267
Short-term lease cost	7,674	8,566
Variable lease cost	5,835	5,108
Total lease cost	$61,680	$63,941

Supplemental cash flow information related to operating leases are as follows:

	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$47,080	$48,562
Right-of-use assets obtained in exchange for operating lease obligations	41,637	41,069

Supplemental balance sheet information related to operating leases is as follows:

	2021	2020
Operating lease right-of-use assets (included within Investments and other assets)	$131,880	$138,601

Current operating lease liabilities (included within Other accrued liabilities)	$40,193	$43,327
Long-term operating lease liabilities (included within Other liabilities)	93,904	96,446
Total operating lease liabilities	$134,097	$139,773

Weighted average remaining lease term	5.5 years	5.2 years
Weighted average discount rate	1.8%	2.1%

Maturities of lease liabilities at June 30, 2021 are as follows:

Operating Leases
2022	$42,101
2023	29,349
2024	19,633
2025	15,068
2026	10,700
Thereafter	24,715
Total operating lease payments	$141,566
Less imputed interest	7,469
Total operating lease liabilities	$134,097

Rental expense in 2019 was $126,752.

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
A summary of the Company's defined benefit pension plans follows:

	2021	2020	2019
Benefit cost
Service cost	$84,188	$82,743	$76,647
Interest cost	102,475	142,479	160,542
Expected return on plan assets	(267,579)	(266,674)	(251,072)
Amortization of prior service cost	5,325	5,633	6,655
Amortization of unrecognized actuarial loss	207,897	165,815	121,823
Amortization of transition obligation	18	18	18
Net periodic benefit cost	$132,324	$130,014	$114,613

Components of net pension benefit cost, other than service cost, are included in other (income), net in the Consolidated Statement of Income.

	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$6,405,623	$5,487,574
Service cost	84,188	82,743
Interest cost	102,475	142,479
Acquisition	—	380,237
Plan amendments	2,311	3,286
Actuarial (gain) loss	(91,719)	569,306
Benefits paid	(264,062)	(232,048)
Foreign currency translation and other	84,187	(27,954)
Benefit obligation at end of year	$6,323,003	$6,405,623

Change in plan assets
Fair value of plan assets at beginning of year	$4,594,106	$4,244,969
Actual gain on plan assets	831,762	253,684
Acquisition	—	280,103
Employer contributions	76,936	72,753
Benefits paid	(264,062)	(232,048)
Foreign currency translation and other	66,835	(25,355)
Fair value of plan assets at end of year	$5,305,577	$4,594,106
Funded status	$(1,017,426)	$(1,811,517)

Amounts recognized on the Consolidated Balance Sheet
Other accrued liabilities	$(4,944)	$(1,423)
Pensions and other postretirement benefits	(1,012,482)	(1,810,094)
Net amount recognized	$(1,017,426)	$(1,811,517)

Amounts recognized in Accumulated Other Comprehensive (Loss)
Net actuarial loss	$1,090,343	$1,921,389
Prior service cost	15,006	17,184
Transition obligation	8	26
Net amount recognized	$1,105,357	$1,938,599

The presentation of the amounts recognized on the Consolidated Balance Sheet and in accumulated other comprehensive (loss) is on a debit (credit) basis and excludes the effect of income taxes.

At June 30, 2021, the benefit obligation decreased primarily due to slightly higher discount rates, partially offset by updated census data and assumptions.
The benefit obligation increased in 2020 upon acquisition of the Lord pension plans. Significant reductions in the discount rates also contributed to the increase in the benefit obligation, which was partially offset by a reduced salary scale and updated mortality assumptions for the domestic qualified defined benefit plan.
Investment gains are the primary contributing factor for the increase in plan assets' fair value during 2021. The increase in the plan assets' fair value in 2020 is attributable to the acquisition of the Lord pension plans and investment gains.

The accumulated benefit obligation for all defined benefit plans was $6,069 million and $6,102 million at June 30, 2021 and 2020, respectively.
Information for pension plans with accumulated benefit obligations in excess of plan assets:

	2021	2020
Accumulated benefit obligation	$5,358,817	$6,028,952
Fair value of plan assets	4,546,301	4,503,316
Information for pension plans with projected benefit obligations in excess of plan assets:

	2021	2020
Projected benefit obligation	$5,620,693	$6,348,500
Fair value of plan assets	4,568,113	4,523,545
We expect to make cash contributions of approximately $102 million to our defined benefit pension plans in 2022, the majority of which relates to our non-U.S. plans. Estimated future benefit payments in the five years ending June 30, 2022 through 2026 are $303,856, $283,530, $327,149, $302,877 and $305,135, respectively, and $1,644,821 in the aggregate for the five years ending June 30, 2027 through June 30, 2031.
The assumptions used to measure net periodic benefit cost for the Company's significant defined benefit plans are:

	2021	2020	2019
U.S. defined benefit plan
Discount rate	2.36%	3.28%	4.01%
Average increase in compensation	2.98%	3.60%	3.65%
Expected return on plan assets	6.75%	7.00%	7.00%
Non-U.S. defined benefit plans
Discount rate	0.2 to 3.03%	0.2 to 2.96%	0.3 to 3.37%
Average increase in compensation	1.75 to 4.50%	1.75 to 3.90%	1.75 to 5.50%
Expected return on plan assets	1.0 to 5.40%	1.0 to 5.75%	1.0 to 5.75%
The assumptions used to measure the benefit obligation for the Company's significant defined benefit plans are:

	2021	2020
U.S. defined benefit plan
Discount rate	2.55%	2.36%
Average increase in compensation	3.05%	2.98%
Non-U.S. defined benefit plans
Discount rate	0.25 to 2.95%	0.2 to 3.03%
Average increase in compensation	1.75 to 4.50%	1.75 to 4.50%

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

The weighted-average allocation of the majority of the assets related to defined benefit plans is as follows:

	2021	2020
Equity securities	38%	41%
Debt securities	41%	49%
Other investments	21%	10%
	100%	100%

The weighted-average target asset allocation as of June 30, 2021 is 40 percent equity securities, 43 percent debt securities and 17 percent other investments. The investment strategy for the Company's worldwide defined benefit pension plan assets focuses on achieving prudent actuarial funding ratios while maintaining acceptable levels of risk in order to provide adequate liquidity to meet immediate and future benefit requirements. This strategy requires investment portfolios that are broadly diversified across various asset classes and external investment managers. Assets held in the U.S. defined benefit plan account for approximately 75 percent of our total defined benefit plan assets. The overall investment strategy with respect to our U.S. defined benefit plan is to use a funding strategy more heavily weighted toward liability-hedging assets as the funded status improves. Over time, we will continue to add long duration fixed income investments to the portfolio. These securities are highly correlated with our pension liabilities and will be managed in a liability framework.
The fair values of pension plan assets at June 30, 2021 and at June 30, 2020, by asset class, are as follows:

	June 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$248,525	$241,421	$7,104	$—
Equity securities
U.S. based companies	408,301	408,301	—	—
Non-U.S. based companies	12,834	12,834	—	—
Fixed income securities
Corporate debt securities	531,497	1,440	530,057	—
Government issued securities	151,458	105,167	46,291	—
Mutual funds
Equity funds	6,768	6,768	—	—
Fixed income funds	6,506	6,506	—	—
Mutual funds measured at net asset value	368,340
Common/Collective trusts measured at net asset value	3,161,683
Limited Partnerships measured at net asset value	126,606
Miscellaneous	283,059	—	283,059	—
Total at June 30, 2021	$5,305,577	$782,437	$866,511	$—

	June 30, 2020	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$97,112	$96,004	$1,108	$—
Equity securities
U.S. based companies	243,656	243,656	—	—
Non-U.S. based companies	9,152	9,152	—	—
Fixed income securities
Corporate debt securities	616,582	1,477	615,105	—
Government issued securities	471,059	379,128	91,931	—
Mutual funds
Equity funds	111,466	111,466	—	—
Fixed income funds	12,912	12,912	—	—
Mutual funds measured at net asset value	259,776
Common/Collective trusts
Common/Collective trusts measured at net asset value	2,711,736
Limited Partnerships measured at net asset value	104,760
Miscellaneous	(44,105)	—	(44,105)	—
Total at June 30, 2020	$4,594,106	$853,795	$664,039	$—
Cash and cash equivalents are valued at cost, which approximates fair value. During 2021, the U.S. defined benefit plan implemented a new liability-hedging initiative that requires the plan to maintain a certain cash balance. At June 30, 2021, this required cash balance totaled approximately $162 million.
Equity securities are valued at the closing price reported on the active market on which the individual securities are traded. U.S. based companies include Parker stock with a fair value of $408,301 and $243,656 as of June 30, 2021 and 2020, respectively.
Fixed income securities are valued using both market observable inputs for similar assets that are traded on an active market and the closing price on the active market on which the individual securities are traded.
Mutual funds are valued using the closing market price reported on the active market on which the fund is traded or at net asset value per share and primarily consist of equity and fixed income funds. The equity funds primarily provide exposure to U.S. and international equities, real estate and commodities. The fixed income funds primarily provide exposure to high-yield securities and emerging market fixed income instruments. Mutual funds measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy and are presented in the tables above to permit reconciliation of the fair value hierarchy to total pension plan assets. Redemption of a certain mutual fund is subject to a lock-up period, lasting throughout its duration, scheduled to terminate July 2026. However, this mutual fund may extend its duration up to an additional two years under certain conditions.
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
Limited Partnerships' interest in venture capital investments are measured at fair value based on net asset value as determined by the respective fund investment. A certain limited partnership investment, subject to a one year lock-up period expiring June 30, 2022, is restricted to a maximum redemption of 20 percent of its account balance every six months upon a 90-day notification period. Limited Partnerships measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy and are presented in the tables above to permit reconciliation of the fair value hierarchy to total pension plan assets.

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

	2021	2020	2019
Shares held by ESOP	4,497,902	5,306,643	6,134,280
Company matching contributions	$66,249	$69,434	$72,032
In addition to shares within the ESOP, as of June 30, 2021, employees have elected to invest in 1,258,763 shares of common stock within a company stock fund of the savings and investment 401(k) plan.
The Company has a retirement income account ("RIA") within our legacy savings and investment 401(k) plan. We make a cash contribution to the participant's RIA each year and participants do not contribute to the RIA. Prior to January 1, 2021, the amount of the annual contribution was based on the participant's age and years of service. Beginning January 1, 2021, we amended the RIA ensuring most participants receive a flat three percent annual contribution of eligible compensation with some grandfathered participants receiving annual contribution calculated at a higher percent of eligible compensation. Under the amended RIA, no participant will receive less than the flat three percent contribution. The Company recognized $41,680, $38,387 and $30,603 in expense related to the RIA in 2021, 2020 and 2019, respectively.
During 2020, we acquired several defined contribution plans comprised of similar company matching contributions and RIA features as our legacy plan. We recorded additional company matching expense of $4,623 and $4,190 and RIA expense of $5,425 and $7,439, respectively, for these acquired plans in 2021 and 2020. During 2021, these acquired plans were merged into our legacy savings and investment 401(k) plan.
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
The Company recognized $1,237, $1,551 and $1,838 in expense related to other postretirement benefits in 2021, 2020 and 2019, respectively. Components of net other postretirement benefit cost, other than service cost, are included in other (income), net in the Consolidated Statement of Income.

	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$72,130	$60,998
Service cost	328	250
Interest cost	983	1,686
Acquisition	—	12,638
Actuarial (gain) loss	(4,139)	1,276
Benefits paid	(5,563)	(4,718)
Benefit obligation at end of year	$63,739	$72,130
Funded status	$(63,739)	$(72,130)

Amounts recognized on the Consolidated Balance Sheet
Other accrued liabilities	$(5,634)	$(6,374)
Pensions and other postretirement benefits	(58,105)	(65,756)
Net amount recognized	$(63,739)	$(72,130)

Amounts recognized in Accumulated Other Comprehensive (Loss)
Net actuarial gain	$(4,311)	$(173)
Prior service credit	—	(73)
Net amount recognized	$(4,311)	$(246)
The presentation of the amounts recognized on the Consolidated Balance Sheet and in accumulated other comprehensive (loss) is on a debit (credit) basis and is before the effect of income taxes.
The decrease in the benefit obligation in 2021, largely reflected in the net actuarial gain component, is primarily due to a slightly higher discount rate and updated census data and actuarial assumptions. The increase in the benefit obligation in 2020, primarily reflected in the acquisition component, is a result of assuming Lord's postretirement plans.
The assumptions used to measure the net periodic benefit cost for postretirement benefit obligations are:

	2021	2020	2019
Discount rate	2.14%	3.15%	3.92%
Current medical cost trend rate (Pre-65 participants)	6.73%	7.09%	7.47%
Current medical cost trend rate (Post-65 participants)	7.03%	7.43%	7.87%
Ultimate medical cost trend rate	4.50%	4.50%	4.50%
Medical cost trend rate decreases to ultimate in year	2028	2028	2026
The discount rate assumption used to measure the benefit obligation was 2.36 percent and 2.14 percent in 2021 and 2020, respectively.
Estimated future benefit payments for other postretirement benefits in the five years ending June 30, 2022 through 2026 are $5,634, $5,155, $4,828, $4,540 and $4,317, respectively, and $18,566 in the aggregate for the five years ending June 30, 2027 through June 30, 2031.
Other - The Company has established nonqualified deferred compensation programs, which permit officers, directors and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred, company matching contributions and earnings on the deferrals. In addition, we maintain a defined contribution nonqualified supplemental executive pension plan in which the Company is the only contributor. During 2021, 2020 and 2019, we recorded expense relating to these programs of $44,906, $5,863 and $5,916, respectively.
The Company has invested in corporate-owned life insurance policies to assist in meeting the obligations under these programs. The policies are held in a rabbi trust and are recorded as assets of the Company.

13.    Equity
Changes in accumulated other comprehensive (loss) in shareholders' equity by component:

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance June 30, 2019	$(1,011,656)	$(1,047,392)	$(2,059,048)
Other comprehensive (loss) before reclassifications	(182,281)	(447,161)	(629,442)
Amounts reclassified from accumulated other comprehensive (loss)	—	129,615	129,615
Balance June 30, 2020	$(1,193,937)	$(1,364,938)	$(2,558,875)
Other comprehensive income before reclassifications	328,072	502,853	830,925
Amounts reclassified from accumulated other comprehensive (loss)	—	161,223	161,223
Balance June 30, 2021	$(865,865)	$(700,862)	$(1,566,727)
Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity during 2021:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(5,270)	Other (income) expense, net
Recognized actuarial loss	(207,896)	Other (income) expense, net
Total before tax	(213,166)
Tax benefit	51,943
Net of tax	$(161,223)
Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity during 2020:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(5,531)	Other (income) expense, net
Recognized actuarial loss	(165,550)	Other (income) expense, net
Total before tax	(171,081)
Tax benefit	41,466
Net of tax	$(129,615)
Share Repurchases - The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized to repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a year. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. In March 2020, the Company suspended the share repurchase program in response to business uncertainty resulting from the COVID-19 pandemic. During 2021, the Company reinitiated the share repurchase program and began repurchasing shares under the program in February 2021.
The number of common shares repurchased at the average purchase price follows:

	2021	2020	2019
Shares repurchased	331,259	818,581	4,755,273
Average price per share including commissions	$301.88	$179.29	$168.23

14.    Stock Incentive Plans

The Company's 2016 Omnibus Stock Incentive Plan ("2016 SIP") provides for the granting of share-based incentive awards in the form of nonqualified stock options, stock appreciation rights ("SARs"), restricted stock units ("RSUs") and restricted and unrestricted stock to officers and key employees of the Company. On October 23, 2019, the number of shares of common stock authorized for issuance under the 2016 SIP increased to 23.8 million shares. At June 30, 2021, 11.3 million common stock shares were available for future issuance.
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
The fair value of each SAR award granted in 2021, 2020 and 2019 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2021	2020	2019
Risk-free interest rate	0.4%	1.5%	2.8%
Expected life of award	5.4 years	5.1 years	5.1 years
Expected dividend yield of stock	2.0%	2.0%	1.9%
Expected volatility of stock	35.2%	25.9%	24.2%
Weighted-average fair value	$53.92	$31.68	$35.09
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
SAR activity during 2021 is as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding June 30, 2020	5,183,970	$132.42
Granted	741,852	$209.56
Exercised	(1,741,352)	$116.51
Canceled	(35,884)	$185.29
Outstanding June 30, 2021	4,148,586	$152.44	6.3 years	$641.7
Exercisable June 30, 2021	2,677,757	$134.55	5.1 years	$462.1
A summary of the status and changes of shares subject to SAR awards and the related average price per share follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2020	1,539,502	$32.41
Granted	741,852	$53.92
Vested	(774,721)	$32.09
Canceled	(35,804)	$42.50
Nonvested June 30, 2021	1,470,829	$43.19

During 2021, 2020 and 2019, we recognized stock-based compensation expense of $35,212, $26,108 and $26,568, respectively, relating to SAR awards. The Company derives a tax deduction measured by the excess of the market value over the grant price at the date stock-based awards are exercised. The related income tax benefit was credited to income tax expense.
At June 30, 2021, $13,089 of expense with respect to nonvested SAR awards has yet to be recognized and will be amortized into expense over a weighted-average period of approximately 16 months. The total fair value of shares vested during 2021, 2020 and 2019 was $24,857, $27,209 and $25,365, respectively.

Information related to SAR awards exercised during 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Net cash proceeds	$4,684	$2,623	$2,475
Intrinsic value	225,025	133,641	95,502
Income tax benefit	$37,437	$21,132	$15,584
Number of shares surrendered	316,330	228,986	158,610

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
The fair value of each RSU award granted in 2021, 2020 and 2019 was based on the fair market value of our common stock on the date of grant. A summary of the status and changes of shares subject to RSU awards for employees and the related average price per share follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2020	350,573	$160.66
Granted	137,488	$218.17
Vested	(130,121)	$161.75
Canceled	(8,354)	$188.20
Nonvested June 30, 2021	349,586	$182.22
During 2021, 2020 and 2019, we recognized stock-based compensation expense of $26,009, $25,560 and $25,258, respectively, relating to RSU awards for employees. At June 30, 2021, $20,543 of expense with respect to nonvested RSU awards has yet to be recognized and will be amortized into expense over a weighted-average period of approximately 20 months. The total fair value of RSU awards vested during 2021, 2020 and 2019 was $21,048, $23,380 and $20,475, respectively. We recognized an income tax benefit of $796, $1,037 and $1,548 relating to the issuance of common stock for RSU awards that vested during 2021, 2020 and 2019, respectively.
Additionally, we granted RSUs with a one-year vesting period to non-employee members of the Board of Directors. Recipients receive a dividend equivalent payable in common shares, equal to the cash dividend per share paid to common shareholders. A summary of the status and changes of shares subject to Board of Directors RSU awards and the related average price per share follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2020	8,262	$187.49
Granted	8,122	$214.46
Vested	(8,298)	$187.49
Canceled	(610)	$203.23
Nonvested June 30, 2021	7,476	$215.51

The fair value of each RSU award granted to the Board of Directors in 2021, 2020 and 2019 was based on the fair market value of our common stock on the date of grant. In 2021, 2020 and 2019, we recognized stock-based compensation expense of $1,458, $1,434, and $1,345, respectively, relating to these awards. During 2021, 2020 and 2019, we recognized an income tax benefit (cost) of $2,115, $86 and $(82), respectively, related to the vesting of Board of Directors RSU awards. At June 30, 2021, $649 of expense with respect to nonvested RSU awards granted to the Board of Directors has yet to be recognized and will be amortized into expense over a weighted-average period of approximately five months.
LTIP - The Company's Long Term Incentive Plans ("LTIP") provide for the issuance of unrestricted stock to certain officers and key employees based on the attainment of certain goals relating to our revenue growth, earnings per share growth and return on invested capital during the three-year performance period.

Stock issued and surrendered for LTIP	2021	2020	2019
LTIP three-year plan	2018-19-20	2017-18-19	2016-17-18
Number of shares issued	210,864	279,469	293,136
Number of shares surrendered	105,402	132,449	134,169
Share value on date of issuance	$317.60	$134.95	$183.00
Total value of shares issued	$66,970	$37,714	$53,644
Under the Company's 2019-20-21 LTIP, a payout of unrestricted stock will be issued in April 2022.
The fair value of each LTIP award granted in 2021, 2020 and 2019 was based on the fair market value of our common stock on the date of grant. These nonvested LTIP awards entitle participants to earn a dividend equivalent unit, payable in common shares, equal to the cash dividend per share paid to common shareholders. These dividend equivalent units do not have dividend or voting rights and are subject to the same performance goals as the initial award granted. A summary of the status and changes of shares relating to the LTIP and the related average price per share follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2020	539,059	$186.75
Granted	141,122	$242.80
Vested	(173,582)	$208.83
Canceled	(11,548)	$199.95
Nonvested June 30, 2021	495,051	$194.68
During 2021, 2020 and 2019, we recorded stock-based compensation expense of $58,804, $58,273 and $50,908, respectively, relating to the LTIP. During 2021, 2020 and 2019, we recognized an income tax benefit (cost) of $1,974, $(1,251) and $14,101, respectively, relating to the LTIP.
15.    Research and Development
Research and development costs amounted to $259,039 in 2021, $293,837 in 2020 and $294,852 in 2019. These amounts include both costs incurred by the Company related to independent research and development initiatives as well as costs incurred in connection with research and development contracts. Costs incurred in connection with research and development contracts amounted to $54,051 in 2021, $56,964 in 2020 and $44,484 in 2019. These costs are included in the total research and development cost for each of the respective years.
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

The carrying value of long-term debt, which excludes the impact of net unamortized debt issuance costs, and estimated fair value of long-term debt at June 30 are as follows:

	2021	2020
Carrying value of long-term debt	$6,646,029	$7,809,541
Estimated fair value of long-term debt	7,527,268	8,574,401
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
During 2021, we amended the two cross-currency swaps with aggregate notional amounts of €359 million and ¥2,149 million due June 2029 to cross-currency swaps with aggregate notional amounts of €69 million due November 2034, €290 million due May 2038 and ¥2,149 million due November 2034. These cross-currency swaps are each subject to a credit support annex ("CSA") where either party is obligated to post collateral if the outstanding position exceeds a certain threshold governed by the CSA's starting in June 2029. These cross-currency swaps have been designated as hedges of net investments in certain foreign subsidiaries.
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported on the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	2021	2020
Net investment hedges
Cross-currency swap contracts	Other liabilities	$71,798	$30,860
Cash flow hedges
Forward exchange contracts	Non-trade and notes receivable	5,376	5,311
Forward exchange contracts	Other accrued liabilities	9,435	3,474
Costless collar contracts	Non-trade and notes receivable	110	2,250
Costless collar contracts	Other accrued liabilities	901	661

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
Derivatives designated as hedges are adjusted to fair value by recording gains and losses through accumulated other comprehensive (loss) on the Consolidated Balance Sheet until the hedged item is recognized in earnings. We elected to assess the effectiveness of the €69 million, €290 million and ¥2,149 million cross-currency swap hedging instruments using the spot method. Under this method, the periodic interest settlements are recognized directly in earnings through interest expense.

Net gains (losses) of $16 million and $(27) million relating to forward exchange contracts were recorded within cost of sales on the Consolidated Statement of Income for the year ended June 30, 2021 and 2020, respectively. All other gains or losses on derivative financial instruments that were recorded in the Consolidated Statement of Income during 2021, 2020 and 2019 were not material.
(Losses) gains on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	2021	2020
Cross-currency swap contracts	$(31,988)	$(9,435)
Foreign denominated debt	(32,882)	7,205
During 2021 and 2020, the periodic interest settlements related to the cross-currency swaps were not material. No portion of these financial instruments were excluded from the effectiveness testing during 2019.
A summary of financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2021 and 2020 are as follows:

	June 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$20,517	$20,517	$—	$—
Derivatives	5,486	—	5,486	—
Liabilities:
Derivatives	82,134	—	82,134	—

	June 30, 2020	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$7,901	$7,901	$—	$—
Derivatives	7,561	—	7,561	—
Liabilities:
Derivatives	34,995	—	34,995	—
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
As of June 30, 2021, we had an accrual of $17,059 for environmental matters, which are probable and reasonably estimable. The accrual is recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of our liability in proportion to other responsible parties.
Our estimated total liability for environmental matters ranges from a minimum of $17.1 million to a maximum of $73.5 million. The largest range for any one site is approximately $11.4 million. The actual costs we will incur are dependent on final determination of contamination and required remedial action, negotiations with governmental authorities with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies, effectiveness of remedial technologies employed, the ability of other responsible parties to pay, and any insurance or other third-party recoveries.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

ITEM 9A. Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective.
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
    There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Management's Report On Internal Control Over Financial Reporting
Our management, including the principal executive officer and the principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). We assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, we used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013).” We concluded that based on our assessment, the Company's internal control over financial reporting was effective as of June 30, 2021.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of June 30, 2021, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B. Other Information. None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance. Information required with respect to the Directors of the Company is set forth under the caption "Item I – Election of Directors" in the definitive Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders, to be held October 27, 2021 (the "2021 Proxy Statement"), and is incorporated herein by reference. Information with respect to the executive officers of the Company is included in Part I, Item 1C of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."
The information set forth under the caption "Delinquent Section 16(a) Reports" in the 2021 Proxy Statement is incorporated herein by reference.
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
The information set forth under the captions "Committees of our Board of Directors - The Audit Committee" and "Committees of Our Board of Directors - Board Committees; Committee Charters" in the 2021 Proxy Statement is incorporated herein by reference.

ITEM 11. Executive Compensation. The information set forth under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," and "Compensation Tables" in the 2021 Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information set forth under the captions "Principal Shareholders" in the 2021 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information. The following table sets forth certain information regarding the Company's equity compensation plans as of June 30, 2021, unless otherwise indicated.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Equity compensation plans
Equity compensation plans approved by security holders	5,498,710(1)	$154.85	21,200,533(2)
Equity compensation plans not approved by security holders	—	—	—
Total	5,498,710	$154.85	21,200,533

(1)Includes the maximum future payouts of common stock that may be issued under the calendar year 2019-20-21, 2020-21-22 and 2021-22-23 long term incentive performance awards ("LTIP awards"). For these LTIP awards, payouts will be determined based on achieving an average return on average equity of four percent or an average free cash flow margin of four percent. If these performance measures are achieved, the participants will be eligible to receive the maximum payout of 200 percent. The Human Resources and Compensation Committee will then compare our performance to that of a group of our peers and, if appropriate, apply its discretion to reduce the final payouts based on any performance measures that the Committee determines to be appropriate.

(2)The maximum number of shares of our common stock that may be issued under the Amended and Restated 2016 Omnibus Stock Incentive Plan is 23.8 million shares, of which approximately 11.3 million shares are available for future issuance. The maximum number of shares that may be issued under the Global Employee Stock Purchase Plan is 10 million shares, of which approximately 9.9 million shares are still available for future issuance.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence. The information set forth under the captions "Other Governance Matters - Review and Approval of Transactions with Related Persons" and "Corporate Governance: Board of Directors - Director Independence" in the 2021 Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services. The information set forth under the captions "Audit Fees and All Other Fees" and "Audit Committee Pre-Approval Policies and Procedures" in the 2021 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

a. The following are filed as part of this report:

Exhibit No.	Description of Exhibit
Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

(2)(a)
Agreement and Plan of Merger among Parker-Hannifin Corporation, CLARCOR, Inc. and Parker Eagle Corporation dated as of December 1, 2016, incorporated by reference to Exhibit 2.1 of Registrant's Report on Form 8-K filed with the SEC on December 1, 2016 (Commission File No. 1-4982).

(2)(b)
Agreement and Plan of Merger among Parker-Hannifin Corporation, Erie Merger Sub, Inc., LORD Corporation and Shareholder Representative Services LLC as the shareholders' representative, dated as of April 26, 2019, incorporated by reference to Exhibit 2.1 of Registrant's Report on Form 8-K filed with the SEC on April 29, 2019 (Commission File No. 1-4982).

(2)(c)
Share Purchase Agreement, among Parker-Hannifin Corporation, EMFCO Holdings Incorporated, the shareholders of the Company, and Fortis Advisors LLC, as the Sellers' representative, dated as of July 26, 2019, incorporated by reference to Exhibit 2.1 of Registrant's Report on Form 8-K filed with the SEC on July 29, 2019 (Commission File No. 1-4982).

(2)(d)
Rule 2.7 Announcement in connection with Parker-Hannifin Corporation's acquisition of Meggitt plc., dated August 2, 2021, incorporated by reference to Exhibit 2.1 of Registrant's Report on Form 8-K filed with the SEC on August 3, 2021 (Commission file No. 1-4982).

Articles of Incorporation and By-Laws:

(3)(a)	Amended Articles of Incorporation, incorporated by reference to Exhibit 3(a) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission File No. 1-4982).

(3)(b)
Regulations, Amended and Restated as of April 22, 2021, incorporated by reference to Exhibit 3(a) to Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2021 (Commission File No. 1-4982).

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

(10)(cc)
Form of Award under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance Bonus Plan (as Amended and Restated) effective as of January 27, 2021, incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2021 (Commission File No. 1-4982).

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

(10)(ii)
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

(10)(kk)
Parker-Hannifin Corporation Profitable Growth Incentive Plan, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2014 (Commission File No. 1-4982).

(10)(ll)
Form of Notice of RONA Bonus Award Under the Parker-Hannifin Corporation Performance Bonus Plan, incorporated by reference to Exhibit 10(h) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No. 1-4982).

(10)(mm)
Parker-Hannifin Corporation RONA Plan Subject to Performance Bonus Plan, incorporated by reference to Exhibit 10(f) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).

(10)(nn)
Parker-Hannifin Corporation Summary of RONA Bonus Awards in Lieu of Certain Executive Perquisites, incorporated by reference to Exhibit 10(h) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(oo)
Parker-Hannifin Corporation Savings Restoration Plan, restated as of September 1, 2004, incorporated by reference to Exhibit 10(t) to Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).

(10)(pp)
Parker-Hannifin Corporation Amended and Restated Savings Restoration Plan, effective January 1, 2016, incorporated by reference to Exhibit 10(b) to Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2016 (Commission File No. 1-4982).

(10)(qq)
Parker-Hannifin Corporation Amended and Restated Pension Restoration Plan, effective July 1, 2016, incorporated by reference to Exhibit 10(mm) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission File No. 1-4982).

(10)(rr)
Parker-Hannifin Corporation Executive Deferral Plan, restated as of September 1, 2004, incorporated by reference to Exhibit 10(v) to Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).

(10)(ss)
Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan, effective September 2, 2015, incorporated by reference to Exhibit 10(pp) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission File No. 1-4982).

(10)(tt)
Amendment Two to the Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan (effective September 2, 2015), dated and effective October 14, 2019, incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 10-Q filed with the SEC on February 5, 2020 (Commission File No. 1-4982).

(10)(uu)
Parker-Hannifin Corporation Global Employee Stock Purchase Plan, incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement filed with the SEC on September 22, 2014 (Commission File No. 1-4982).

(10)(vv)	Parker-Hannifin Corporation Claw-back Policy, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed with the SEC on August 18, 2009 (Commission File No. 1-4982).

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

(10)(yy)
Cooperation Agreement, by and between Parker-Hannifin Corporation and Meggitt plc, dated August 2, 2021, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed with the SEC on August 3, 2021 (Commission File No. 1-4982).

(10)(zz)
Bridge Credit Agreement, by and between Parker-Hannifin Corporation, Citibank, N.A., as administrative agent, and certain financial institution parties thereto, dated August 2, 2021, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed with the SEC on August 3, 2021 (Commission File No. 1-4982).

(18)	LIFO Preferability Letter*

(21)	List of Subsidiaries of Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)	Power of Attorney.*

(31)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(31)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*    Submitted electronically herewith.
Attached as Exhibit 101 to this Annual Report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended June 30, 2021, 2020 and 2019, (ii) Consolidated Statement of Comprehensive Income for the years ended June 30, 2021, 2020 and 2019, (iii) Consolidated Balance Sheet at June 30, 2021 and 2020, (iv) Consolidated Statement of Cash Flows for the years ended June 30, 2021, 2020 and 2019, (v) Consolidated Statement of Equity for the years ended June 30, 2021, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.
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

August 25, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Signature and Title
THOMAS L. WILLIAMS, Chairman of the Board of Directors and Principal Executive Officer; ANGELA R. IVES, Principal Accounting Officer; LEE C. BANKS, Director; JILLIAN C. EVANKO, Director; LANCE M. FRITZ, Director; LINDA A. HARTY, Director; WILLIAM F. LACEY, Director; KEVIN A. LOBO, Director; CANDY M. OBOURN, Director; JOSEPH SCAMINACE, Director; ÅKE SVENSSON, Director; LAURA K. THOMPSON, Director; JAMES R. VERRIER, Director; and JAMES L. WAINSCOTT, Director.
Date: August 25, 2021

/s/ Todd M. Leombruno
Todd M. Leombruno, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Attorney-in-Fact)

PARKER-HANNIFIN CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2019, 2020 AND 2021
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other (Deductions)/ Additions (A)	Balance at End of Period
Allowance for credit losses:
Year ended June 30, 2019	$9,672	$2,034	$(2,832)	$8,874
Year ended June 30, 2020	$8,874	$4,860	$(2,090)	$11,644
Year ended June 30, 2021	$11,644	$4,673	$(4,239)	$12,078
Deferred tax asset valuation allowance:
Year ended June 30, 2019	$694,857	$102,835	$—	$797,692
Year ended June 30, 2020	$797,692	$(42,217)	$15,955	$771,430
Year ended June 30, 2021	$771,430	$94,781	$(447)	$865,764

(A)For allowance for credit losses, net balance is comprised of deductions due to divestitures or uncollectible accounts charged off, additions due to acquisitions or recoveries, and currency translation adjustments. For deferred tax asset valuation allowance, the balance primarily represents adjustments due to acquisitions.