Form 10-Q
period 2021-09-30
PARKER HANNIFIN CORP
filed 2021-11-05
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Yes  ☐    No  ☒
Number of Common Shares outstanding at September 30, 2021: 128,514,953

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2021	2020*
Net sales	$3,762,809	$3,230,540
Cost of sales	2,713,897	2,386,449
Selling, general and administrative expenses	407,765	369,851
Interest expense	59,350	65,958
Other expense (income), net	10,052	(4,892)
Income before income taxes	571,745	413,174
Income taxes	120,282	93,063
Net income	451,463	320,111
Less: Noncontrolling interest in subsidiaries' earnings	306	308
Net income attributable to common shareholders	$451,157	$319,803

Earnings per share attributable to common shareholders:
Basic	$3.50	$2.48
Diluted	$3.45	$2.45

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2021	2020*
Net income	$451,463	$320,111
Less: Noncontrolling interests in subsidiaries' earnings	306	308
Net income attributable to common shareholders	451,157	319,803

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(68,324)	130,682
Retirement benefits plan activity	29,022	40,152
Other comprehensive (loss) income	(39,302)	170,834
Less: Other comprehensive (loss) income for noncontrolling interests	(539)	431
Other comprehensive (loss) income attributable to common shareholders	(38,763)	170,403
Total comprehensive income attributable to common shareholders	$412,394	$490,206

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(Unaudited)

	September 30, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$478,582	$733,117
Marketable securities and other investments	40,160	39,116
Trade accounts receivable, net	2,109,648	2,183,594
Non-trade and notes receivable	315,571	326,315
Inventories	2,264,725	2,090,642
Prepaid expenses and other	422,588	243,966
Total current assets	5,631,274	5,616,750
Property, plant and equipment	6,019,237	6,040,220
Less: Accumulated depreciation	3,795,703	3,773,744
Property, plant and equipment, net	2,223,534	2,266,476
Deferred income taxes	145,972	104,251
Investments and other assets	800,211	774,239
Intangible assets, net	3,426,540	3,519,797
Goodwill	8,009,340	8,059,687
Total assets	$20,236,871	$20,341,200
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$302,309	$2,824
Accounts payable, trade	1,636,272	1,667,878
Accrued payrolls and other compensation	341,355	507,027
Accrued domestic and foreign taxes	279,173	236,384
Other accrued liabilities	724,134	682,390
Total current liabilities	3,283,243	3,096,503
Long-term debt	6,263,941	6,582,053
Pensions and other postretirement benefits	997,392	1,055,638
Deferred income taxes	568,369	553,981
Other liabilities	618,081	639,355
Total liabilities	11,731,026	11,927,530
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at September 30 and June 30	90,523	90,523
Additional capital	358,677	329,619
Retained earnings	15,233,799	14,915,497
Accumulated other comprehensive (loss)	(1,605,490)	(1,566,727)
Treasury shares, at cost; 52,531,175 shares at September 30 and 51,900,460 shares at June 30	(5,586,728)	(5,370,605)
Total shareholders’ equity	8,490,781	8,398,307
Noncontrolling interests	15,064	15,363
Total equity	8,505,845	8,413,670
Total liabilities and equity	$20,236,871	$20,341,200
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2021	2020*
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$451,463	$320,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65,751	66,739
Amortization	79,771	81,703
Share incentive plan compensation	57,666	58,461
Deferred income taxes	(40,027)	11,043
Foreign currency transaction gain	(9,470)	(4,855)
Gain on disposal of property, plant and equipment	(30)	(498)
Loss (gain) on marketable securities	804	(340)
Gain on investments	(200)	(970)
Other	42,823	5,302
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	74,070	15,532
Inventories	(190,779)	42,039
Prepaid expenses and other	37,763	53,129
Other assets	(27,553)	(9,693)
Accounts payable, trade	(20,365)	138,900
Accrued payrolls and other compensation	(161,560)	(98,186)
Accrued domestic and foreign taxes	46,592	(2,209)
Other accrued liabilities	36,288	34,457
Pensions and other postretirement benefits	(15,651)	17,652
Other liabilities	(2,997)	9,057
Net cash provided by operating activities	424,359	737,374
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(48,203)	(42,117)
Proceeds from sale of property, plant and equipment	7,751	6,590
Purchases of marketable securities and other investments	(7,456)	(10,726)
Maturities and sales of marketable securities and other investments	5,312	49,107
Other	649	1,054
Net cash (used in) provided by investing activities	(41,947)	3,908
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,089	989
Payments for common shares	(245,820)	(22,739)
(Payments for) proceeds from notes payable, net	(4)	114,400
Proceeds from long-term borrowings	1	—
Payments for long-term borrowings	(592)	(671,842)
Financing fees paid	(42,703)	—
Dividends paid	(132,921)	(113,542)
Net cash (used in) financing activities	(420,950)	(692,734)
Effect of exchange rate changes on cash	(997)	8,332
Net (decrease) increase in cash, cash equivalents and restricted cash	(39,535)	56,880
Cash, cash equivalents and restricted cash at beginning of year	733,117	685,514
Cash, cash equivalents and restricted cash at end of period	$693,582	$742,394

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
BUSINESS SEGMENT INFORMATION
(Dollars in thousands)
(Unaudited)
The Company operates in two reportable business segments: Diversified Industrial and Aerospace Systems. Both segments utilize eight core technologies, including hydraulics, pneumatics, electromechanical, filtration, fluid and gas handling, process control, engineered materials and climate control, to drive superior customer problem solving and value creation.
Diversified Industrial - This segment produces a broad range of motion-control and fluid systems and components used in all kinds of manufacturing, packaging, processing, transportation, mobile construction, refrigeration and air conditioning, agricultural, and military machinery and equipment and has significant international operations. Sales are made directly to major original equipment manufacturers ("OEMs") and through a broad distribution network to smaller OEMs and the aftermarket.
Aerospace Systems - This segment designs and manufactures products and provides aftermarket support for commercial, business jet, military and general aviation aircraft, missile and spacecraft markets. The Aerospace Systems Segment provides a full range of systems and components for hydraulic, pneumatic and fuel applications.

	Three Months Ended
	September 30,
	2021	2020*
Net sales
Diversified Industrial:
North America	$1,793,715	$1,528,111
International	1,376,436	1,129,251
Aerospace Systems	592,658	573,178
Total net sales	$3,762,809	$3,230,540
Segment operating income
Diversified Industrial:
North America	$333,702	$268,833
International	291,176	186,901
Aerospace Systems	118,251	86,766
Total segment operating income	743,129	542,500
Corporate general and administrative expenses	49,072	36,735
Income before interest expense and other expense	694,057	505,765
Interest expense	59,350	65,958
Other expense	62,962	26,633
Income before income taxes	$571,745	$413,174

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts or as otherwise noted)

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2021, the results of operations for the three months ended September 30, 2021 and 2020 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2021 Annual Report on Form 10-K.
The future impacts of the novel coronavirus ("COVID-19") pandemic and its residual effects, including economic uncertainty and disruption within the global supply chain, labor markets and aerospace industry, on our business remain uncertain. Therefore, accounting estimates and assumptions may change over time in response to the impacts of COVID-19. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
Subsequent Events
The Company has evaluated subsequent events that occurred through the date these financial statements were issued. In connection with the proposed acquisition of Meggitt plc ("Meggitt"), the Company entered into deal-contingent forward contracts during October 2021 to mitigate the risk of appreciation in the GBP-denominated purchase price. The deal-contingent forward contracts have an aggregate notional amount of £6,415 million, and settlement is contingent upon closing the proposed acquisition.
During October 2021, we issued $2,126 million of commercial paper. We used the net proceeds and cash on hand to deposit a total of $2,272 million into the escrow account designated for the proposed acquisition. As of October 31, 2021, the balance of the escrow account is $2,487 million. After consideration of the increase in funds designated for the proposed acquisition and the deal-contingent forward contracts, the aggregate principal amount of the bridge credit agreement, dated August 2, 2021 (the "Bridge Credit Agreement") was decreased to £3,200 million.
2. Revenue recognition
Revenue is derived primarily from the sale of products in a variety of mobile, industrial and aerospace markets. A majority of the Company’s revenues are recognized at a point in time. However, a portion of the Company’s revenues are recognized over time.
Diversified Industrial Segment revenues by technology platform:

	Three Months Ended
	September 30,
	2021	2020
Motion Systems	$828,672	$657,141
Flow and Process Control	1,085,423	924,125
Filtration and Engineered Materials	1,256,056	1,076,096
Total	$3,170,151	$2,657,362

Aerospace Systems Segment revenues by product platform:

	Three Months Ended
	September 30,
	2021	2020
Flight Control Actuation	$177,353	$158,102
Fuel, Inerting and Engine Motion Control	122,319	118,963
Hydraulics	73,341	75,918
Engine Components	141,608	149,037
Airframe and Engine Fluid Conveyance	54,033	47,362
Other	24,004	23,796
Total	$592,658	$573,178
Total Company revenues by geographic region based on the Company's selling operation's location:

	Three Months Ended
	September 30,
	2021	2020
North America	$2,384,974	$2,096,165
Europe	761,970	615,572
Asia Pacific	568,134	485,148
Latin America	47,731	33,655
Total	$3,762,809	$3,230,540
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
Total contract assets and contract liabilities are as follows:

	September 30, 2021	June 30, 2021
Contract assets, current (included within Prepaid expenses and other)	$25,936	$34,190
Contract assets, noncurrent (included within Investments and other assets)	2,471	1,884
Total contract assets	28,407	36,074
Contract liabilities, current (included within Other accrued liabilities)	(45,439)	(51,211)
Contract liabilities, noncurrent (included within Other liabilities)	(2,250)	(3,080)
Total contract liabilities	(47,689)	(54,291)
Net contract liabilities	$(19,282)	$(18,217)
At September 30, 2021, the change in net contract liabilities was primarily due to timing differences between when revenue was recognized and the receipt of advance payments. During the three months ended September 30, 2021, approximately $21 million of revenue was recognized that was included in the contract liabilities at June 30, 2021.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at September 30, 2021 was $6,783 million, of which approximately 85 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.

3. Proposed Acquisition
On August 2, 2021, the Company announced that it reached an agreement on the terms of a recommended cash acquisition of the entire issued and to be issued ordinary share capital of Meggitt for 800 pence per share (the "Acquisition"), which is approximately £6,255 million based on issued share capital at September 30, 2021.

Meggitt is a leader in design, manufacturing and aftermarket support of technologically differentiated systems and equipment in aerospace, defense and selected energy markets with annual sales of approximately $2.3 billion for the year ended December 31, 2020. We intend to fund the proposed Acquisition with cash and new debt. Refer to Note 13 for further discussion. The proposed Acquisition remains subject to customary closing conditions, including regulatory clearances. Acquisition-related transaction costs totaled $13 million for the current-year quarter. These costs are included in selling, general and administrative expenses in the Consolidated Statement of Income.

Restricted Cash
At September 30, 2021, the Company held approximately $215 million of cash in an escrow account that was restricted for payments related to the proposed Acquisition, all of which was recorded within prepaid expenses and other in the Consolidated Balance Sheet.
4. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2021 and 2020.

	Three Months Ended
	September 30,
	2021	2020*
Numerator:
Net income attributable to common shareholders	$451,157	$319,803
Denominator:
Basic - weighted average common shares	128,726,721	128,707,745
Increase in weighted average common shares from dilutive effect of equity-based awards	2,101,250	1,586,478
Diluted - weighted average common shares, assuming exercise of equity-based awards	130,827,971	130,294,223

Basic earnings per share	$3.50	$2.48
Diluted earnings per share	$3.45	$2.45

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.
For the three months ended September 30, 2021 and 2020, 165,732 and 530,438 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
5. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. There is no expiration date for this program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. During the three months ended September 30, 2021, we repurchased 767,600 shares at an average price, including commissions, of $300.07 per share.
6. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. We evaluate the collectibility of our receivables based on historical experience and current and forecasted economic conditions based on management's judgment. Additionally, receivables are written off to bad debt when management makes a final determination of uncollectibility. Allowance for credit losses was $12 million at September 30, 2021 and June 30, 2021.

7. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2021	June 30, 2021
Notes receivable	$128,414	$144,441
Accounts receivable, other	187,157	181,874
Total	$315,571	$326,315

8. Inventories
The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2021	June 30, 2021
Finished products	$774,749	$733,744
Work in process	1,189,194	1,089,976
Raw materials	300,782	266,922
Total	$2,264,725	$2,090,642
9. Business realignment and acquisition integration charges
We incurred business realignment and acquisition integration charges in the first three months of fiscal 2022 and 2021. In both the first three months of fiscal 2022 and 2021, business realignment charges included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. During fiscal 2021, business realignment charges primarily consisted of actions taken to address the impact of COVID-19 on our business. A majority of the business realignment charges were incurred in North America and Europe. We believe the realignment actions will positively impact future results of operations, but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges presented in the Business Segment Information are as follows:

	Three Months Ended
	September 30,
	2021	2020
Diversified Industrial	$3,017	$10,572
Aerospace Systems	(3)	3,951
Corporate general and administrative expenses	—	614
Other expense	—	564
Workforce reductions in connection with business realignment charges in the Business Segment Information are as follows:

	Three Months Ended
	September 30,
	2021	2020
Diversified Industrial	35	384
Aerospace Systems	—	240
Corporate general and administrative expenses	—	13
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended
	September 30,
	2021	2020
Cost of sales	$1,001	$12,150
Selling, general and administrative expenses	2,013	2,987
Other expense (income), net	—	564

During the first three months of fiscal 2022, approximately $9 million in payments were made relating to business realignment charges. Remaining payments related to business realignment actions of approximately $9 million, a majority of which are expected to be paid by June 30, 2022, are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment actions described above, the timing and amount of which are not known at this time.
We also incurred the following acquisition integration charges related to the fiscal 2020 acquisitions of LORD Corporation ("Lord") and Exotic Metals Forming Company ("Exotic"):

	Three Months Ended
	September 30,
	2021	2020
Diversified Industrial	$1,202	$3,615
Aerospace Systems	—	332
In the first three months of fiscal 2022, these charges are evenly split between cost of sales and selling, general and administrative expenses within the Consolidated Statement of Income. In fiscal 2021, these charges were primarily included in selling, general and administrative expenses within the Consolidated Statement of Income.
10. Equity

Changes in equity for the three months ended September 30, 2021 and 2020 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2021	$90,523	$329,619	$14,915,497	$(1,566,727)	$(5,370,605)	$15,363	$8,413,670
Net income			451,157			306	451,463
Other comprehensive (loss)				(38,763)		(539)	(39,302)
Dividends paid ($1.03 per share)			(132,855)			(66)	(132,921)
Stock incentive plan activity		29,058			14,211		43,269
Shares purchased at cost					(230,334)		(230,334)
Balance at September 30, 2021	$90,523	$358,677	$15,233,799	$(1,605,490)	$(5,586,728)	$15,064	$8,505,845

	Common Stock	Additional Capital	Retained Earnings*	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity*
Balance at June 30, 2020	$90,523	$416,585	$13,643,907	$(2,558,875)	$(5,364,916)	$14,546	$6,241,770
Net income			319,803			308	320,111
Other comprehensive income				170,403		431	170,834
Dividends paid ($0.88 per share)			(113,542)				(113,542)
Stock incentive plan activity		11,744			24,967		36,711
Balance at September 30, 2020	$90,523	$428,329	$13,850,168	$(2,388,472)	$(5,339,949)	$15,285	$6,655,884

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the three months ended September 30, 2021 and 2020 are as follows:

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2021	$(865,865)	$(700,862)	$(1,566,727)
Other comprehensive (loss) before reclassifications	(67,785)	—	(67,785)
Amounts reclassified from accumulated other comprehensive (loss)	—	29,022	29,022
Balance at September 30, 2021	$(933,650)	$(671,840)	$(1,605,490)

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2020	$(1,193,937)	$(1,364,938)	$(2,558,875)
Other comprehensive income before reclassifications	130,251	—	130,251
Amounts reclassified from accumulated other comprehensive (loss)	—	40,152	40,152
Balance at September 30, 2020	$(1,063,686)	$(1,324,786)	$(2,388,472)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three months ended September 30, 2021 and 2020 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2021
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(936)	Other expense (income), net
Recognized actuarial loss	(37,503)	Other expense (income), net
Total before tax	(38,439)
Tax benefit	9,417
Net of tax	$(29,022)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2020
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(818)	Other expense (income), net
Recognized actuarial loss	(52,265)	Other expense (income), net
Total before tax	(53,083)
Tax benefit	12,931
Net of tax	$(40,152)

11. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the three months ended September 30, 2021 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2021	$7,457,309	$602,378	$8,059,687
Foreign currency translation and other	(50,340)	(7)	(50,347)
Balance at September 30, 2021	$7,406,969	$602,371	$8,009,340

Intangible assets are amortized using the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2021		June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$997,890	$227,415	$999,952	$216,314
Trademarks	757,627	338,001	762,130	331,905
Customer lists and other	3,847,159	1,610,720	3,869,772	1,563,838
Total	$5,602,676	$2,176,136	$5,631,854	$2,112,057
Total intangible amortization expense for the three months ended September 30, 2021 and 2020 was $80 million and $82 million, respectively. The estimated amortization expense for the five years ending June 30, 2022 through 2026 is $320 million, $305 million, $298 million, $288 million and $282 million, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred during the three months ended September 30, 2021 and 2020.
12. Retirement benefits
Net pension benefit expense recognized included the following components:

	Three Months Ended
	September 30,
	2021	2020
Service cost	$20,662	$22,810
Interest cost	27,429	25,417
Expected return on plan assets	(67,328)	(66,402)
Amortization of prior service cost	934	843
Amortization of net actuarial loss	37,531	52,331
Amortization of initial net obligation	2	5
Net pension benefit expense	$19,230	$35,004
During the three months ended September 30, 2021 and 2020, we recognized $0.3 million and $0.4 million, respectively, in expense related to other postretirement benefits. Components of retirement benefits expense, other than service cost, are included in other expense (income), net in the Consolidated Statement of Income.

13. Debt
In connection with the proposed Acquisition of Meggitt, the Company entered into a Bridge Credit Agreement on August 2, 2021. Under the Bridge Credit Agreement, the lenders committed to provide senior, unsecured financing in the aggregate principal amount of £6,524 million at August 2, 2021. As permanent financing for the proposed Acquisition is secured, the principal amount of the Bridge Credit Agreement is reduced. At September 30, 2021, the aggregate principal amount was £5,100 million. Any borrowings made under the Bridge Credit Agreement would mature 364 days from the initial funding date. The commitments are intended to be drawn to finance the proposed Acquisition only to the extent that we do not arrange for alternative financing prior to closing. We incurred $39 million in financing fees related to the Bridge Credit Agreement, all of which was included in Other expense (income), net within the Consolidated Statement of Income.
On August 27, 2021, the Company entered into a credit agreement, which provides for a senior, unsecured delayed-draw term loan facility in an aggregate principal amount of $2,000 million (the “Term Loan Facility”). The proceeds of the Term Loan Facility, if drawn, will be used solely by the Company to finance a portion of the consideration of its proposed Acquisition and would mature in its entirety three years after the initial draw. Additionally, the provisions of the Term Loan Facility allow for prepayments at the Company's discretion.
During the first three months of fiscal 2022, we amended our existing multi-currency credit agreement, increasing its capacity to $3,000 million. There were no outstanding commercial paper notes as of September 30, 2021 and June 30, 2021. Based on the Company’s rating level at September 30, 2021, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At September 30, 2021, our debt to debt-shareholders' equity ratio was 0.44 to 1.0. We are in compliance, and expect to remain in compliance, with all covenants set forth in the credit agreements and indentures.
14. Income taxes
We file income tax returns in the United States and in various foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are open to assessment on our U.S. federal income tax returns by the Internal Revenue Service for fiscal years after 2013, and our state and local returns for fiscal years after 2016. We are also open to assessment for significant foreign jurisdictions for fiscal years after 2011. Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements.
As of September 30, 2021, we had gross unrecognized tax benefits of $99 million, all of which, if recognized, would impact the effective tax rate. The accrued interest related to the gross unrecognized tax benefits, excluded from the amount above, is $18 million. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $40 million as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.
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
Marketable securities and other investments include deposits and equity investments. Deposits are recorded at cost, and equity investments are recorded at fair value. Changes in fair value related to equity investments are recorded in net income. Unrealized gains and losses related to equity investments were not material as of September 30, 2021 and 2020.
The carrying value of long-term debt, which excludes the impact of net unamortized debt issuance costs, and estimated fair value of long-term debt are as follows:

	September 30, 2021	June 30, 2021
Carrying value of long-term debt	$6,625,692	$6,646,029
Estimated fair value of long-term debt	7,406,724	7,527,268
The fair value of long-term debt is classified within level 2 of the fair value hierarchy.

We utilize derivative and non-derivative financial instruments, including forward exchange contracts, costless collar contracts, cross-currency swap contracts and certain foreign denominated debt designated as net investment hedges, to manage foreign currency transaction and translation risk. The derivative financial instrument contracts are with major investment grade financial institutions, and we do not anticipate any material non-performance by any of the counterparties. We do not hold or issue derivative financial instruments for trading purposes.
The Company’s €700 million aggregate principal amount of Senior Notes due 2025 have been designated as a hedge of the Company’s net investment in certain foreign subsidiaries. The translation of the Senior Notes due 2025 into U.S. dollars is recorded in accumulated other comprehensive (loss) and remains there until the underlying net investment is sold or substantially liquidated.
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	September 30, 2021	June 30, 2021
Net investment hedges
Cross-currency swap contracts	Other liabilities	$53,723	$71,798
Cash flow hedges
Forward exchange contracts	Non-trade and notes receivable	9,463	5,376
Forward exchange contracts	Other accrued liabilities	6,364	9,435
Costless collar contracts	Non-trade and notes receivable	807	110
Costless collar contracts	Other accrued liabilities	3,308	901

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
Derivatives designated as hedges are adjusted to fair value by recording gains and losses through accumulated other comprehensive (loss) on the Consolidated Balance Sheet until the hedged item is recognized in earnings. We assess the effectiveness of the €69 million, €290 million and ¥2,149 million cross-currency swap hedging instruments using the spot method. Under this method, the periodic interest settlements are recognized directly in earnings through interest expense.
Net gains of $4 million and $20 million relating to forward exchange contracts were recorded within cost of sales in the Consolidated Statement of Income for the three months ended September 30, 2021 and 2020, respectively. All other gains or losses on derivative financial instruments that were recorded in the Consolidated Statement of Income for the three months ended September 30, 2021 and 2020 were not material.

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) on the Consolidated Balance Sheet are as follows:

	Three Months Ended
	September 30,
	2021	2020
Cross-currency swap contracts	$12,371	$(17,134)
Foreign denominated debt	14,864	(25,727)

During the three months ended September 30, 2021 and 2020, the periodic interest settlements related to the cross-currency swaps were not material.

A summary of financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2021 and June 30, 2021 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$19,169	$19,169	$—	$—
Derivatives	10,270	—	10,270	—
Liabilities:
Derivatives	63,395	—	63,395	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$20,517	$20,517	$—	$—
Derivatives	5,486	—	5,486	—
Liabilities:
Derivatives	82,134	—	82,134	—
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2020

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
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. We continue to prioritize the safety of our team members. To minimize the spread of COVID-19 in our workplaces, we implemented heightened prevention, screening and hygiene protocols.

We are actively monitoring the impact of the COVID-19 pandemic and its residual effects, including economic uncertainty and disruption within the global supply chain, labor markets and aerospace industry, on our business. Despite disruption within the aerospace industry, including ongoing travel restrictions, commercial aerospace demand is beginning to recover. We are managing the challenging supply chain environment through our "local for local" manufacturing strategy, ongoing supplier management process, and broadened supply base. Additionally, we are strategically managing our workforce and discretionary spending. At the same time, we are appropriately addressing the ongoing needs of our business so that we may continue to serve our customers.
Over the long term, the extent to which our business and results of operations will be impacted by the pandemic and its residual effects depends on future developments that remain uncertain. These developments include distribution and continuing effectiveness of vaccines, the severity and spread of COVID-19 and its variants, mitigating actions by government authorities, and the duration of the supply chain and labor market constraints.
The discussion below is structured to separately discuss the Consolidated Statement of Income, Business Segment Information, and Liquidity and Capital Resources. As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	September 30,
(dollars in millions)	2021	2020*
Net sales	$3,763	$3,231
Gross profit margin	27.9%	26.1%
Selling, general and administrative expenses	$408	$370
Selling, general and administrative expenses, as a percent of sales	10.8%	11.4%
Interest expense	$59	$66
Other expense (income), net	$10	$(5)
Effective tax rate	21.0%	22.5%
Net income	$451	$320
Net income, as a percent of sales	12.0%	9.9%

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.

Net sales for the current-year quarter increased when compared to the prior-year quarter primarily due to higher volume in both segments. The effect of currency rate changes increased net sales by approximately $23 million, of which $15 million was attributable to the Diversified Industrial International businesses.

Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased in the current-year quarter primarily due to higher margins in both the Aerospace Systems and Diversified Industrial Segments. These increases are primarily due to higher sales volume and benefits from continuous improvement initiatives, as well as price increases, partially offset by increased freight, material and labor costs, as well as production inefficiencies related to disruption within the global supply chain and labor markets. Gross profit margin in the current-year and prior-year quarter included net foreign currency transaction gains of $9 million and $5 million, respectively.
Cost of sales for the current-year and prior-year quarter also included business realignment and acquisition integration charges of $2 million and $12 million, respectively.
Selling, general and administrative expenses ("SG&A") increased during the current-year quarter primarily due to acquisition-related transaction costs of $13 million and increased discretionary spending. SG&A also included business realignment and acquisition integration charges of $3 million and $7 million for the current-year and prior-year quarter, respectively.
Interest expense for the current-year quarter decreased from the prior-year quarter primarily due to lower average debt outstanding.

Other expense (income), net included the following:

	Three Months Ended
(dollars in millions)	September 30,
Expense (income)	2021	2020
Income related to equity method investments	$(18)	$(9)
Non-service components of retirement benefit cost	(1)	13
Interest income	(1)	(2)
Acquisition-related financing fees	39	—
Other items, net	(9)	(7)
	$10	$(5)
Acquisition-related financing fees in the current-year quarter relate to the bridge credit agreement (the "Bridge Credit Agreement") fees associated with the proposed acquisition of Meggitt plc ("Meggitt"). Refer to Note 13 of the Consolidated Financial Statements for further discussion of the Bridge Credit Agreement.

Effective tax rate for the current-year quarter was lower than the comparable prior-year period primarily due to an overall increase in discrete tax benefits. The fiscal 2022 effective tax rate is expected to be approximately 23 percent.
BUSINESS SEGMENT INFORMATION
Diversified Industrial Segment

	Three Months Ended
	September 30,
(dollars in millions)	2021	2020
Net sales
North America	$1,794	$1,528
International	1,376	1,129
Operating income
North America	334	269
International	$291	$187
Operating margin
North America	18.6%	17.6%
International	21.2%	16.6%
Backlog	$3,583	$2,201

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period versus the comparable prior-year period:

Period Ending September 30, 2021
Three Months
Diversified Industrial North America – as reported	17.4%
Currency	0.5%
Diversified Industrial North America – without currency[1]	16.9%

Diversified Industrial International – as reported	21.9%
Currency	1.4%
Diversified Industrial International – without currency[1]	20.5%

Total Diversified Industrial Segment – as reported	19.3%
Currency	0.9%
Total Diversified Industrial Segment – without currency[1]	18.4%
1This table reconciles the percentage changes in net sales of the Diversified Industrial Segment reported in accordance with accounting principles generally accepted in the United States of America ("GAAP") to percentage changes in net sales adjusted to remove the effects of currency exchange rates (a non-GAAP measure). The effects of currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.
Net Sales
Diversified Industrial North America - Sales increased 17.4 percent during the current-year quarter compared to the same prior-year period. The effect of currency exchange rates increased sales by approximately $8 million in the current-year quarter. Excluding the effects of currency exchange rates, sales in the Diversified Industrial North American businesses increased 16.9 percent compared to prior-year levels primarily due to higher demand from distributors and end users across most markets, including the construction, heavy-duty truck, farm and agriculture, engines, refrigeration, life sciences and industrial machinery markets, partially offset by lower end-user demand in the oil and gas and cars and light truck markets.
Diversified Industrial International - Sales increased 21.9 percent during the current-year quarter compared to the same prior-year period. The effect of currency exchange rates increased sales by approximately $15 million in the current-year quarter. Excluding the effects of currency exchange rates, Diversified Industrial International sales for the current-year quarter increased 20.5 percent from prior-year levels. During the current-year quarter, Europe and the Asia Pacific region accounted for approximately 60 percent and 30 percent, respectively, of the increase in sales, while Latin America accounted for the remainder of the change.
Within Europe, sales in the current-year quarter increased primarily due to higher demand from distributors and end users across most markets, including the construction, mining, machine tool, industrial machinery, power generation, material handling, forestry, and cars and light truck markets, partially offset by lower end-user demand in the oil and gas and telecommunications markets.
Within the Asia Pacific region, sales in the current-year quarter increased primarily due to an increase in demand from distributors and end users across most markets, including the semiconductor, construction, industrial machinery, life sciences and refrigeration markets, partially offset by end-user demand in the engines and power generation markets.
Within Latin America, sales in the current-year quarter increased primarily due to higher demand from distributors and end users in various markets, including the farm and agriculture, construction, cars and light truck, and mining markets, partially offset by lower end-user demand in the life sciences market.
Operating Margin
Diversified Industrial Segment operating margin increased in the current-year quarter within both the North American and International businesses primarily due to higher sales volume and benefits from continuous improvement initiatives, as well as price increases. These increases were partially offset by increased operating costs, including higher freight, material, and labor costs, as well as production inefficiencies as result of a challenging supply chain environment and labor market. In addition, operating margin within the International businesses benefited from savings related to prior-year restructuring actions.

Business Realignment
The following business realignment and acquisition integration charges are included in Diversified Industrial North American and Diversified Industrial International operating income:

	Three Months Ended
	September 30,
(dollars in millions)	2021	2020
Diversified Industrial North America	$1	$4
Diversified Industrial International	3	10

In both fiscal 2022 and 2021, business realignment charges included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. During fiscal 2021, business realignment charges primarily consisted of actions taken to address the impact of COVID-19 on our business. Acquisition integration charges relate to the fiscal 2020 acquisition of LORD Corporation ("Lord"). Business realignment and acquisition integration charges within the Diversified Industrial International businesses were primarily incurred in Europe.
We anticipate that cost savings realized from the workforce reduction measures taken in the first three months of fiscal 2022 will not materially impact operating income in fiscal 2022 or 2023. We expect to continue to take actions necessary to integrate acquisitions and structure appropriately the operations of the Diversified Industrial Segment. We currently anticipate incurring approximately $37 million of additional business realignment and acquisition integration charges in the remainder of fiscal 2022. However, continually changing business conditions could impact the ultimate costs we incur.
Backlog
Diversified Industrial Segment backlog as of September 30, 2021 increased from the prior-year quarter due to orders exceeding shipments in both the North American and International businesses. Backlog in the North American and International businesses accounted for approximately 60 percent and 40 percent of the change, respectively. Within the International businesses, Europe and the Asia Pacific region accounted for approximately 60 percent and 40 percent of the change, respectively.
As of September 30, 2021, Diversified Industrial Segment backlog increased compared to the June 30, 2021 amount of $3,239 million due to orders exceeding shipments in both the North American and International businesses. Backlog in the North American and International businesses accounted for approximately 80 percent and 20 percent of the change, respectively. Within the International businesses, the Asia Pacific region and Europe accounted for approximately 60 percent and 30 percent of the increase, respectively.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Aerospace Systems Segment

	Three Months Ended
	September 30,
(dollars in millions)	2021	2020
Net sales	$593	$573
Operating income	$118	$87
Operating margin	20.0%	15.1%
Backlog	$3,200	$2,863
Net Sales
Aerospace Systems Segment sales for the current-year quarter increased compared to the same prior-year period primarily due to higher volume in the commercial original equipment manufacturer ("OEM") and aftermarket businesses. This increase was partially offset by lower military OEM and aftermarket volume.

Operating Margin
Aerospace Systems Segment operating margin increased during the current-year quarter primarily due to higher sales volume, aftermarket profitability, and lower business realignment and engineering development expenses, partially offset by challenges created by the supply chain and labor markets.
Business Realignment
As the commercial aerospace markets are recovering, we do not intend to incur significant additional business realignment and acquisition integration charges in the remainder of fiscal 2022. However, continually changing business conditions could impact the ultimate costs we incur.
Backlog
Aerospace Systems Segment backlog as of September 30, 2021 increased from the prior-year quarter primarily due to orders exceeding shipments in the military and commercial OEM businesses, partially offset by shipments exceeding orders in the military and commercial aftermarket businesses.
As of September 30, 2021, Aerospace Systems Segment backlog decreased compared to the June 30, 2021 amount of $3,264 million primarily due to shipments exceeding orders in the military and commercial OEM businesses, partially offset by orders exceeding shipments in the commercial aftermarket business. Military aftermarket backlog remained flat when compared to June 30, 2021. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Corporate general and administrative expenses

	Three Months Ended
(dollars in millions)	September 30,
Expense (income)	2021	2020
Corporate general and administrative expense	$49	$37
Corporate general and administrative expense, as a percent of sales	1.3%	1.1%
Corporate general and administrative expenses increased in the current-year quarter primarily due to an increase in discretionary spending and lower net benefits from the Company's deferred compensation plan and related investments.

Other expense (in the Business Segment Information) included the following:

	Three Months Ended
(dollars in millions)	September 30,
Expense (income)	2021	2020*
Foreign currency transaction	$(9)	$(5)
Stock-based compensation	37	37
Pensions	(5)	4
Acquisition-related expenses	52	—
Interest income	(1)	(2)
Other items, net	(11)	(7)
	$63	$27

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.
Foreign currency transaction primarily relates to the impact of exchange rates on cash, marketable securities and other investments, forward contracts and intercompany transactions.
Acquisition-related expenses include Bridge Credit Agreement financing fees and transaction costs related to the proposed acquisition of Meggitt. Refer to Notes 3 and 13 to the Consolidated Financial Statements for further discussion of the acquisition-related transaction costs and Bridge Credit Agreement, respectively.
LIQUIDITY AND CAPITAL RESOURCES
We believe that we are great generators and deployers of cash. We assess our liquidity in terms of our ability to generate cash to fund our operations and meet our strategic capital deployment objectives, which include the following:
•Continuing our record annual dividend increases
•Investing in organic growth and productivity
•Strategic acquisitions that strengthen our portfolio
•Offset share dilution through 10b5-1 share repurchase program

Cash Flows
A summary of cash flows follows:

	Three Months Ended
	September 30,
(dollars in millions)	2021	2020
Cash provided by (used in):
Operating activities	$424	$737
Investing activities	(42)	4
Financing activities	(421)	(693)
Effect of exchange rates	(1)	9
Net (decrease) increase in cash, cash equivalents and restricted cash	$(40)	$57

Cash flows from operating activities for the first three months of fiscal 2022 were $424 million compared to $737 million for the first three months of fiscal 2021. This decrease of $313 million was primarily driven by increased working capital requirements of $362 million, partially offset by an increase in net income of $131 million in fiscal 2022 compared to the same prior-year period.
•Days sales outstanding relating to trade accounts receivable was 51 days at September 30, 2021, 50 days at June 30, 2021 and 53 days at September 30, 2020.
•Days supply of inventory on hand was 86 days at September 30, 2021, 75 days at June 30, 2021 and 88 days at September 30, 2020.

Cash flows from investing activities for the first three months of fiscal 2022 and 2021 were impacted by the following factors:
•Net purchases of marketable securities of $2 million in fiscal 2022 compared to net maturities of marketable securities of $38 million in fiscal 2021.
•Capital expenditures of $48 million in fiscal 2022 compared to $42 million in the same prior-year period.
Cash flows from financing activities for the first three months of fiscal 2022 and 2021 were impacted by the following factors:
•Repurchases of 0.8 million common shares for $230 million during fiscal 2022.
•Term loan repayments of $672 million in fiscal 2021.
Cash Requirements
We are actively monitoring our liquidity position and remain focused on managing our inventory and other working capital requirements. We are continuing to target two percent of sales for capital expenditures and are prioritizing those related to safety and strategic investments. We believe that cash generated from operations and our commercial paper program will satisfy our operating needs for the foreseeable future.
Dividends
We declared a quarterly dividend of $1.03 per share on August 12, 2021, which was paid on September 10, 2021. Dividends have been paid for 285 consecutive quarters, including a yearly increase in dividends for the last 65 years. Additionally, we declared a quarterly dividend of $1.03 on October 27, 2021, payable on December 3, 2021.
Share Repurchases
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized to repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a year. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. Refer to Note 5 to the Consolidated Financial Statements for further discussion of share repurchases.
Liquidity
Cash, comprised of cash and cash equivalents and marketable securities and other investments, includes $413 million and $467 million held by the Company's foreign subsidiaries at September 30, 2021 and June 30, 2021, respectively. The Company does not permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested.
We are currently authorized to sell up to $3,000 million of short-term commercial paper notes. There were no outstanding commercial paper notes as of September 30, 2021, and the largest amount of commercial paper notes outstanding during the current-year quarter was $91 million. During October 2021, we issued $2,126 million of commercial paper. Refer to the Strategic Acquisitions section below for further discussion.
The Company has a line of credit through a multi-currency revolving credit agreement with a group of banks. During August 2021, we amended the existing credit agreement, increasing its capacity from $2,500 million to $3,000 million, by exercising the accordion feature. At September 30, 2021, $3,000 million was available. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the agreement. The credit agreement expires in September 2024; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which may result in changes to the current terms and conditions of the credit agreement. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement, nor would it accelerate the repayment of any outstanding borrowings. Refer to Note 13 to the Consolidated Financial Statements for further discussion.
We primarily utilize unsecured medium-term notes and senior notes to meet our financing needs and we expect to continue to borrow funds at reasonable rates over the long term. Refer to the Cash flows from financing activities section above and Note 13 to the Consolidated Financial Statements for further discussion.

The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at September 30, 2021, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At September 30, 2021, the Company's debt to debt-shareholders' equity ratio was 0.44 to 1.0. We are in compliance and expect to remain in compliance with all covenants set forth in the credit agreement and indentures.
Our goal is to maintain an investment-grade credit profile. The rating agencies periodically update our credit ratings as events occur. At September 30, 2021, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	BBB+
Moody's Investors Services, Inc.	Baa1
Standard & Poor's	BBB+
Strategic Acquisitions
On August 2, 2021, the Company announced that it reached an agreement on the terms of a recommended cash acquisition of the entire issued and to be issued ordinary share capital of Meggitt for 800 pence per share, or approximately £6,255 million based on issued share capital at September 30, 2021. We intend to fund the proposed acquisition with cash and new debt. The proposed acquisition remains subject to customary closing conditions, including regulatory clearances.
In connection with the proposed acquisition, the Company entered into a Bridge Credit Agreement on August 2, 2021. Under the Bridge Credit Agreement, the lenders committed to provide senior, unsecured financing in the aggregate principal amount of £6,524 million at August 2, 2021. As permanent financing for the proposed acquisition is secured, the principal amount of the Bridge Credit Agreement is reduced. At September 30, 2021, the aggregate principal amount was £5,100 million. Any borrowings made under the Bridge Credit Agreement would mature 364 days from the initial funding date. The commitments are intended to be drawn to finance the proposed acquisition of Meggitt only to the extent that we do not arrange for alternative financing prior to closing.
Additionally, we entered into a senior, unsecured delayed-draw term loan facility in an aggregate principal amount of $2,000 million (the “Term Loan Facility”) on August 27, 2021. The proceeds of the Term Loan Facility, if drawn, will be used solely by the Company to finance a portion of the consideration of its proposed acquisition. Refer to Note 13 of the Consolidated Financial Statements for further discussion of the Bridge Credit Agreement and the Term Loan Facility.
During the first three months of fiscal 2022, we made a deposit of $215 million into an escrow account designated for the proposed acquisition. This cash is recorded as restricted cash on our Consolidated Balance Sheet within the prepaid expenses and other caption. During October 2021, we issued $2,126 million of commercial paper. We used these net proceeds and cash on hand to deposit a total of $2,272 million into the escrow account designated for the proposed acquisition.
In connection with the proposed acquisition of Meggitt, the Company entered into deal-contingent forward contracts during October 2021 to mitigate the risk of appreciation in the GBP-denominated purchase price. The deal-contingent forward contracts have an aggregate notional amount of £6,415 million, and settlement is contingent upon closing the proposed acquisition.
After consideration of the increase in funds designated for the proposed acquisition and the deal-contingent forward contracts, the aggregate principal amount of the Bridge Credit Agreement was decreased to £3,200 million in October 2021.

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
•potential supply chain and labor disruptions, including as a result of labor shortages;
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

•increased cybersecurity threats and sophisticated computer crime; and
•success of business and operating initiatives.

The Company makes these statements as of the date of the filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and undertakes no obligation to update them unless otherwise required by law.

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
As discussed elsewhere in this report, the future impacts of the COVID-19 pandemic and its residual effects, including economic uncertainty and disruption within the global supply chain, labor markets and aerospace industry, on our business remain uncertain. As we cannot anticipate the ultimate duration or scope of the COVID-19 pandemic, the ultimate financial impact to our results cannot be reasonably estimated, but could be material.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. In response to the COVID-19 pandemic, many of our team members have been working remotely. While there were no material changes in our internal control over financial reporting during the quarter ended September 30, 2021, we are continually monitoring and assessing the changing business environment resulting from COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Unregistered Sales of Equity Securities. Not applicable.
(b)Use of Proceeds. Not applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2021 through July 31, 2021	53,900	$305.58	53,900	9,643,080
August 1, 2021 through August 31, 2021	656,800	$300.49	656,800	8,986,280
September 1, 2021 through September 30, 2021	56,900	$289.74	56,900	8,929,380
Total:	767,600		767,600

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

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

10(a)	Parker-Hannifin Corporation 2022 Performance Bonus Plan, effective as of July 1, 2021.*

10(b)
Term Loan Agreement, dated August 27, 2021, by and among Parker-Hannifin Corporation, Key Bank National Association, as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 8-K filed with the SEC on August 27, 2021 (Commission File No. 1-4982).

10(c)
Cooperation Agreement, by and between Parker-Hannifin Corporation and Meggitt plc, dated August 2, 2021, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed with the SEC on August 3, 2021 (Commission File No. 1-4982).

10(d)
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
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended September 30, 2021 and 2020, (ii) Consolidated Statement of Comprehensive Income for the three months ended September 30, 2021 and 2020, (iii) Consolidated Balance Sheet at September 30, 2021 and June 30, 2021, (iv) Consolidated Statement of Cash Flows for the three months ended September 30, 2021 and 2020, and (v) Notes to Consolidated Financial Statements for the three months ended September 30, 2021.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Todd M. Leombruno
Todd M. Leombruno
Executive Vice President and Chief Financial Officer

Date:	November 5, 2021