Form 10-Q
period 2021-12-31
PARKER HANNIFIN CORP
filed 2022-02-04
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
Yes  ☐    No  ☒
Number of Common Shares outstanding at December 31, 2021: 128,477,634

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020*	2021	2020*
Net sales	$3,824,580	$3,411,905	$7,587,389	$6,642,445
Cost of sales	2,764,725	2,518,165	5,478,622	4,904,614
Selling, general and administrative expenses	380,710	356,572	788,475	726,423
Interest expense	61,360	62,990	120,710	128,948
Other expense (income), net	127,461	(103,714)	137,513	(108,606)
Income before income taxes	490,324	577,892	1,062,069	991,066
Income taxes	102,595	129,350	222,877	222,413
Net income	387,729	448,542	839,192	768,653
Less: Noncontrolling interest in subsidiaries' earnings	129	191	435	499
Net income attributable to common shareholders	$387,600	$448,351	$838,757	$768,154

Earnings per share attributable to common shareholders:
Basic	$3.02	$3.48	$6.52	$5.96
Diluted	$2.97	$3.42	$6.42	$5.89

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020*	2021	2020*
Net income	$387,729	$448,542	$839,192	$768,653
Less: Noncontrolling interests in subsidiaries' earnings	129	191	435	499
Net income attributable to common shareholders	387,600	448,351	838,757	768,154

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	28,491	217,828	(39,833)	348,510
Retirement benefits plan activity	31,859	40,984	60,881	81,136
Other comprehensive income	60,350	258,812	21,048	429,646
Less: Other comprehensive (loss) income for noncontrolling interests	(47)	846	(586)	1,277
Other comprehensive income attributable to common shareholders	60,397	257,966	21,634	428,369
Total comprehensive income attributable to common shareholders	$447,997	$706,317	$860,391	$1,196,523

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(Unaudited)

	December 31, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$449,481	$733,117
Marketable securities and other investments	40,511	39,116
Trade accounts receivable, net	2,041,953	2,183,594
Non-trade and notes receivable	314,897	326,315
Inventories	2,307,306	2,090,642
Prepaid expenses and other	2,753,501	243,966
Total current assets	7,907,649	5,616,750
Property, plant and equipment	6,019,552	6,040,220
Less: Accumulated depreciation	3,816,620	3,773,744
Property, plant and equipment, net	2,202,932	2,266,476
Deferred income taxes	146,567	104,251
Investments and other assets	794,814	774,239
Intangible assets, net	3,343,612	3,519,797
Goodwill	7,999,901	8,059,687
Total assets	$22,395,475	$20,341,200
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$2,201,653	$2,824
Accounts payable, trade	1,597,025	1,667,878
Accrued payrolls and other compensation	335,417	507,027
Accrued domestic and foreign taxes	294,255	236,384
Other accrued liabilities	829,141	682,390
Total current liabilities	5,257,491	3,096,503
Long-term debt	6,250,525	6,582,053
Pensions and other postretirement benefits	959,741	1,055,638
Deferred income taxes	558,986	553,981
Other liabilities	600,452	639,355
Total liabilities	13,627,195	11,927,530
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at December 31 and June 30	90,523	90,523
Additional capital	344,312	329,619
Retained earnings	15,488,764	14,915,497
Accumulated other comprehensive (loss)	(1,545,093)	(1,566,727)
Treasury shares, at cost; 52,568,494 shares at December 31 and 51,900,460 shares at June 30	(5,623,424)	(5,370,605)
Total shareholders’ equity	8,755,082	8,398,307
Noncontrolling interests	13,198	15,363
Total equity	8,768,280	8,413,670
Total liabilities and equity	$22,395,475	$20,341,200
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2021	2020*
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$839,192	$768,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	131,113	135,320
Amortization	158,512	162,940
Share incentive plan compensation	79,385	79,833
Deferred income taxes	(60,928)	(3,214)
Foreign currency transaction gain	(17,487)	(530)
Gain on disposal of property, plant and equipment	(7,880)	(102,565)
Gain on sale of business	(1,520)	—
Gain on marketable securities	(4,948)	(6,959)
Gain on investments	(1,487)	(4,783)
Other	55,496	7,523
Changes in assets and liabilities:
Accounts receivable, net	149,155	79,685
Inventories	(243,309)	(3,523)
Prepaid expenses and other	(21,509)	27,646
Other assets	(22,934)	(22,052)
Accounts payable, trade	(53,327)	193,901
Accrued payrolls and other compensation	(165,581)	(92,010)
Accrued domestic and foreign taxes	62,905	15,244
Other accrued liabilities	139,773	53,236
Pensions and other postretirement benefits	(8,759)	35,365
Other liabilities	(393)	30,278
Net cash provided by operating activities	1,005,469	1,353,988
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(105,606)	(92,907)
Proceeds from sale of property, plant and equipment	22,392	124,428
Proceeds from sale of businesses	2,466	—
Purchases of marketable securities and other investments	(10,150)	(16,029)
Maturities and sales of marketable securities and other investments	13,742	52,019
Other	2,789	11,183
Net cash (used in) provided by investing activities	(74,367)	78,694
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,201	3,137
Payments for common shares	(319,713)	(60,825)
Proceeds from (payments for) notes payable, net	1,899,247	(113,500)
Proceeds from long-term borrowings	10,666	—
Payments for long-term borrowings	(9,069)	(1,210,848)
Financing fees paid	(52,108)	—
Dividends paid	(265,556)	(227,228)
Net cash provided by (used in) financing activities	1,265,668	(1,609,264)
Effect of exchange rate changes on cash	6,978	55,802
Net increase (decrease) in cash, cash equivalents and restricted cash	2,203,748	(120,780)
Cash, cash equivalents and restricted cash at beginning of year	733,117	685,514
Cash, cash equivalents and restricted cash at end of period	$2,936,865	$564,734

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020*	2021	2020*
Net sales
Diversified Industrial:
North America	$1,807,024	$1,566,877	$3,600,739	$3,094,988
International	1,399,179	1,259,625	2,775,615	2,388,876
Aerospace Systems	618,377	585,403	1,211,035	1,158,581
Total net sales	$3,824,580	$3,411,905	$7,587,389	$6,642,445
Segment operating income
Diversified Industrial:
North America	$337,417	$281,619	$671,119	$550,452
International	291,555	220,213	582,731	407,114
Aerospace Systems	114,796	90,729	233,047	177,495
Total segment operating income	743,768	592,561	1,486,897	1,135,061
Corporate general and administrative expenses	42,587	38,720	91,659	75,455
Income before interest expense and other expense	701,181	553,841	1,395,238	1,059,606
Interest expense	61,360	62,990	120,710	128,948
Other expense (income)	149,497	(87,041)	212,459	(60,408)
Income before income taxes	$490,324	$577,892	$1,062,069	$991,066

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
1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 2021, the results of operations for the three and six months ended December 31, 2021 and 2020 and cash flows for the six months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2021 Annual Report on Form 10-K.
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
2. New accounting pronouncements
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, "Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606 as if the acquirer had originated the contracts. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt this standard in the second quarter of fiscal 2022. The impact of the new standard on our consolidated financial statements and related disclosures will depend on the magnitude of future acquisitions.
3. Revenue recognition
Revenue is derived primarily from the sale of products in a variety of mobile, industrial and aerospace markets. A majority of the Company’s revenues are recognized at a point in time. However, a portion of the Company’s revenues are recognized over time.
Diversified Industrial Segment revenues by technology platform:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Motion Systems	$843,655	$720,315	$1,672,327	$1,377,456
Flow and Process Control	1,103,404	949,949	2,188,827	1,874,074
Filtration and Engineered Materials	1,259,144	1,156,238	2,515,200	2,232,334
Total	$3,206,203	$2,826,502	$6,376,354	$5,483,864

Aerospace Systems Segment revenues by product platform:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Flight Control Actuation	$189,142	$167,263	$366,495	$325,365
Fuel, Inerting and Engine Motion Control	138,245	136,107	260,564	255,070
Hydraulics	71,575	70,845	144,916	146,763
Engine Components	139,469	141,264	281,077	290,301
Airframe and Engine Fluid Conveyance	52,343	45,186	106,376	92,548
Other	27,603	24,738	51,607	48,534
Total	$618,377	$585,403	$1,211,035	$1,158,581
Total Company revenues by geographic region based on the Company's selling operation's location:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
North America	$2,421,073	$2,147,822	$4,806,047	$4,243,987
Europe	753,171	682,960	1,515,141	1,298,532
Asia Pacific	607,190	539,953	1,175,324	1,025,101
Latin America	43,146	41,170	90,877	74,825
Total	$3,824,580	$3,411,905	$7,587,389	$6,642,445
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
Total contract assets and contract liabilities are as follows:

	December 31, 2021	June 30, 2021
Contract assets, current (included within Prepaid expenses and other)	$20,638	$34,190
Contract assets, noncurrent (included within Investments and other assets)	1,944	1,884
Total contract assets	22,582	36,074
Contract liabilities, current (included within Other accrued liabilities)	(46,313)	(51,211)
Contract liabilities, noncurrent (included within Other liabilities)	(2,220)	(3,080)
Total contract liabilities	(48,533)	(54,291)
Net contract liabilities	$(25,951)	$(18,217)
Net contract liabilities at December 31, 2021 increased from the June 30, 2021 amount primarily due to a decrease in contract assets resulting from customer billings, partially offset by a decrease in contract liabilities due to satisfaction of performance obligations. During the six months ended December 31, 2021, approximately $30 million of revenue was recognized that was included in the contract liabilities at June 30, 2021.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at December 31, 2021 was $7,148 million, of which approximately 87 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.

4. Proposed Acquisition
On August 2, 2021, the Company announced that it reached an agreement on the terms of a recommended cash acquisition of the entire issued and to be issued ordinary share capital of Meggitt plc ("Meggitt") for 800 pence per share (the "Acquisition"), which is approximately £6,256 million based on issued share capital at December 31, 2021.

Meggitt is a leader in design, manufacturing and aftermarket support of technologically differentiated systems and equipment in aerospace, defense and selected energy markets with annual sales of approximately $2.3 billion for the year ended December 31, 2020. We intend to fund the proposed Acquisition with cash and new debt. Refer to Note 14 for further discussion. The proposed Acquisition remains subject to customary closing conditions, including regulatory clearances. Acquisition-related transaction costs totaled $22 million for the six months ended December 31, 2021. These costs are included in selling, general and administrative expenses in the Consolidated Statement of Income.

Restricted Cash
In connection with the proposed Acquisition, we deposited a total of $2,272 million, comprised of cash on hand and net proceeds from the issuance of commercial paper, into an escrow account during the three months ended December 31, 2021. The escrow account is restricted for payments related to the proposed Acquisition. At December 31, 2021, the balance was $2,487 million, which was recorded within prepaid expenses and other in the Consolidated Balance Sheet.
5. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended December 31, 2021 and 2020.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020*	2021	2020*
Numerator:
Net income attributable to common shareholders	$387,600	$448,351	$838,757	$768,154
Denominator:
Basic - weighted average common shares	128,493,725	129,013,781	128,610,223	128,860,763
Increase in weighted average common shares from dilutive effect of equity-based awards	2,087,940	2,061,874	1,974,989	1,621,801
Diluted - weighted average common shares, assuming exercise of equity-based awards	130,581,665	131,075,655	130,585,212	130,482,564

Basic earnings per share	$3.02	$3.48	$6.52	$5.96
Diluted earnings per share	$2.97	$3.42	$6.42	$5.89

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.
For the three months ended December 31, 2021 and 2020, 440,106 and 247,107 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended December 31, 2021 and 2020, 330,977 and 636,032 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
6. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. There is no expiration date for this program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. During the three months ended December 31, 2021, we repurchased 162,208 shares at an average price, including commissions, of $308.25 per share. During the six months ended December 31, 2021, we repurchased 929,808 shares at an average price, including commissions, of $301.50 per share.

7. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. We evaluate the collectibility of our receivables based on historical experience and current and forecasted economic conditions based on management's judgment. Additionally, receivables are written off to bad debt when management makes a final determination of uncollectibility. Allowance for credit losses was $11 million and $12 million at December 31, 2021 and June 30, 2021, respectively.
8. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2021	June 30, 2021
Notes receivable	$144,917	$144,441
Accounts receivable, other	169,980	181,874
Total	$314,897	$326,315

9. Inventories
The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2021	June 30, 2021
Finished products	$801,355	$733,744
Work in process	1,196,072	1,089,976
Raw materials	309,879	266,922
Total	$2,307,306	$2,090,642
10. Business realignment and acquisition integration charges
We incurred business realignment and acquisition integration charges in the first six months of fiscal 2022 and 2021. In both the first six months of fiscal 2022 and 2021, business realignment charges included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. During fiscal 2021, business realignment charges primarily consisted of actions taken to address the impact of COVID-19 on our business. A majority of the business realignment charges were incurred in North America and Europe. We believe the realignment actions will positively impact future results of operations, but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges presented in the Business Segment Information are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Diversified Industrial	$3,047	$16,536	$6,064	$27,108
Aerospace Systems	598	1,386	595	5,337
Corporate general and administrative expenses	—	184	—	798
Other expense	—	661	—	1,225
Workforce reductions in connection with business realignment charges in the Business Segment Information are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Diversified Industrial	48	292	83	676
Aerospace Systems	5	45	5	285
Corporate general and administrative expenses	—	5	—	18

The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Cost of sales	$1,710	$14,183	$2,711	$26,333
Selling, general and administrative expenses	1,935	3,923	3,948	6,910
Other expense (income), net	—	661	—	1,225
During the first six months of fiscal 2022, approximately $13 million in payments were made relating to business realignment charges. Remaining payments related to business realignment actions of approximately $8 million, a majority of which are expected to be paid by June 30, 2022, are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment actions described above, the timing and amount of which are not known at this time.
We also incurred the following acquisition integration charges related to the fiscal 2020 acquisitions of LORD Corporation ("Lord") and Exotic Metals Forming Company ("Exotic"):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Diversified Industrial	$807	$3,249	$2,009	$6,864
Aerospace Systems	—	343	—	675
In the first six months of fiscal 2022, these charges were evenly split between cost of sales and selling, general and administrative expenses within the Consolidated Statement of Income. In fiscal 2021, these charges were primarily included in selling, general and administrative expenses within the Consolidated Statement of Income.
11. Equity

Changes in equity for the three months ended December 31, 2021 and 2020 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at September 30, 2021	$90,523	$358,677	$15,233,799	$(1,605,490)	$(5,586,728)	$15,064	$8,505,845
Net income			387,600			129	387,729
Other comprehensive income (loss)				60,397		(47)	60,350
Dividends paid ($1.03 per share)			(132,635)				(132,635)
Stock incentive plan activity		(14,365)			13,304		(1,061)
Liquidation activity						(1,948)	(1,948)
Shares purchased at cost					(50,000)		(50,000)
Balance at December 31, 2021	$90,523	$344,312	$15,488,764	$(1,545,093)	$(5,623,424)	$13,198	$8,768,280

	Common Stock	Additional Capital	Retained Earnings*	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity*
Balance at September 30, 2020	$90,523	$428,329	$13,850,168	$(2,388,472)	$(5,339,949)	$15,285	$6,655,884
Net income			448,351			191	448,542
Other comprehensive income				257,966		846	258,812
Dividends paid ($0.88 per share)			(113,686)				(113,686)
Stock incentive plan activity		(43,280)			28,713		(14,567)
Balance at December 31, 2020	$90,523	$385,049	$14,184,833	$(2,130,506)	$(5,311,236)	$16,322	$7,234,985

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.

Changes in equity for the six months ended December 31, 2021 and 2020 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2021	$90,523	$329,619	$14,915,497	$(1,566,727)	$(5,370,605)	$15,363	$8,413,670
Net income			838,757			435	839,192
Other comprehensive income (loss)				21,634		(586)	21,048
Dividends paid ($2.06 per share)			(265,490)			(66)	(265,556)
Stock incentive plan activity		14,693			27,515		42,208
Liquidation activity						(1,948)	(1,948)
Shares purchased at cost					(280,334)		(280,334)
Balance at December 31, 2021	$90,523	$344,312	$15,488,764	$(1,545,093)	$(5,623,424)	$13,198	$8,768,280

	Common Stock	Additional Capital	Retained Earnings*	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity*
Balance at June 30, 2020	$90,523	$416,585	$13,643,907	$(2,558,875)	$(5,364,916)	$14,546	$6,241,770
Net income			768,154			499	768,653
Other comprehensive income				428,369		1,277	429,646
Dividends paid ($1.76 per share)			(227,228)				(227,228)
Stock incentive plan activity		(31,536)			53,680		22,144
Balance at December 31, 2020	$90,523	$385,049	$14,184,833	$(2,130,506)	$(5,311,236)	$16,322	$7,234,985

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the six months ended December 31, 2021 and 2020 are as follows:

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2021	$(865,865)	$(700,862)	$(1,566,727)
Other comprehensive (loss) before reclassifications	(39,247)	—	(39,247)
Amounts reclassified from accumulated other comprehensive (loss)	—	60,881	60,881
Balance at December 31, 2021	$(905,112)	$(639,981)	$(1,545,093)

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2020	$(1,193,937)	$(1,364,938)	$(2,558,875)
Other comprehensive income before reclassifications	347,233	—	347,233
Amounts reclassified from accumulated other comprehensive (loss)	—	81,136	81,136
Balance at December 31, 2020	$(846,704)	$(1,283,802)	$(2,130,506)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three and six months ended December 31, 2021 and 2020 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Six Months Ended
	December 31, 2021	December 31, 2021
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,124)	$(2,060)	Other expense (income), net
Recognized actuarial loss	(41,057)	(78,560)	Other expense (income), net
Total before tax	(42,181)	(80,620)
Tax benefit	10,322	19,739
Net of tax	$(31,859)	$(60,881)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Six Months Ended
	December 31, 2020	December 31, 2020
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,420)	$(2,238)	Other expense (income), net
Recognized actuarial loss	(52,763)	(105,028)	Other expense (income), net
Total before tax	(54,183)	(107,266)
Tax benefit	13,199	26,130
Net of tax	$(40,984)	$(81,136)

12. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the six months ended December 31, 2021 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2021	$7,457,309	$602,378	$8,059,687
Foreign currency translation and other	(59,774)	(12)	(59,786)
Balance at December 31, 2021	$7,397,535	$602,366	$7,999,901

Intangible assets are amortized using the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	December 31, 2021		June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$997,295	$239,347	$999,952	$216,314
Trademarks	756,405	346,209	762,130	331,905
Customer lists and other	3,841,777	1,666,309	3,869,772	1,563,838
Total	$5,595,477	$2,251,865	$5,631,854	$2,112,057
Total intangible amortization expense for the six months ended December 31, 2021 and 2020 was $159 million and $163 million, respectively. The estimated amortization expense for the five years ending June 30, 2022 through 2026 is $320 million, $304 million, $297 million, $287 million and $282 million, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred during the six months ended December 31, 2021 and 2020.

13. Retirement benefits
Net pension benefit expense recognized included the following components:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Service cost	$18,699	$19,389	$39,361	$42,199
Interest cost	27,559	25,755	54,988	51,172
Expected return on plan assets	(67,135)	(66,807)	(134,463)	(133,209)
Amortization of prior service cost	1,122	1,446	2,056	2,289
Amortization of net actuarial loss	41,085	52,829	78,616	105,160
Amortization of initial net obligation	2	4	4	9
Net pension benefit expense	$21,332	$32,616	$40,562	$67,620
During the three months ended December 31, 2021 and 2020, we recognized $0.3 million and $0.4 million, respectively, in expense related to other postretirement benefits. During the six months ended December 31, 2021 and 2020, we recognized $0.6 million and $0.8 million, respectively, in expense related to other postretirement benefits. Components of retirement benefits expense, other than service cost, are included in other expense (income), net in the Consolidated Statement of Income.
14. Debt
In connection with the proposed Acquisition, the Company entered into a bridge credit agreement on August 2, 2021 (the "Bridge Credit Agreement"). Under the Bridge Credit Agreement, the lenders committed to provide senior, unsecured financing in the aggregate principal amount of £6,524 million at August 2, 2021. As permanent financing for the proposed Acquisition is secured, the principal amount of the Bridge Credit Agreement is reduced. At December 31, 2021, the aggregate principal amount was £3,200 million. Any borrowings made under the Bridge Credit Agreement would mature 364 days from the initial funding date. The commitments are intended to be drawn to finance the proposed Acquisition only to the extent that we do not arrange for alternative financing prior to closing. During the six months ended December 31, 2021, we incurred $49 million in financing fees related to the Bridge Credit Agreement, all of which was included in other expense (income), net within the Consolidated Statement of Income.
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
During the first six months of fiscal 2022, we amended our existing multi-currency credit agreement, increasing its capacity to $3,000 million. During October 2021, we issued $2,126 million of commercial paper to finance the proposed Acquisition. Commercial paper notes outstanding at December 31, 2021 were $1,899 million. There were no outstanding commercial paper notes as of June 30, 2021.
Based on the Company’s rating level at December 31, 2021, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At December 31, 2021, our debt to debt-shareholders' equity ratio was 0.49 to 1.0. We are in compliance, and expect to remain in compliance, with all covenants set forth in the credit agreements and indentures.
15. Income taxes
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

As of December 31, 2021, we had gross unrecognized tax benefits of $100 million, all of which, if recognized, would impact the effective tax rate. The accrued interest related to the gross unrecognized tax benefits, excluded from the amount above, is $20 million. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $40 million as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.
16. Financial instruments
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
Marketable securities and other investments include deposits and equity investments. Deposits are recorded at cost, and equity investments are recorded at fair value. Changes in fair value related to equity investments are recorded in net income. Unrealized gains and losses related to equity investments were not material as of December 31, 2021 and 2020.
The carrying value of long-term debt, which excludes the impact of net unamortized debt issuance costs, and estimated fair value of long-term debt are as follows:

	December 31, 2021	June 30, 2021
Carrying value of long-term debt	$6,610,659	$6,646,029
Estimated fair value of long-term debt	7,335,028	7,527,268
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
In connection with the proposed Acquisition, the Company entered into deal-contingent forward contracts during October 2021 to mitigate the risk of appreciation in the GBP-denominated purchase price. The deal-contingent forward contracts have an aggregate notional amount of £6,415 million, and settlement is contingent upon closing the proposed Acquisition.
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	December 31, 2021	June 30, 2021
Net investment hedges
Cross-currency swap contracts	Investments and other assets	$625	$—
Cross-currency swap contracts	Other liabilities	32,831	71,798
Cash flow hedges
Forward exchange contracts	Non-trade and notes receivable	16,624	5,376
Forward exchange contracts	Other accrued liabilities	3,223	9,435
Deal-contingent forward contracts	Other accrued liabilities	149,382	—
Costless collar contracts	Non-trade and notes receivable	605	110
Costless collar contracts	Other accrued liabilities	3,036	901

The cross-currency swap, forward exchange, deal-contingent forward and costless collar contracts are reflected on a gross basis in the Consolidated Balance Sheet. We have not entered into any master netting arrangements.
The cross-currency swap contracts have been designated as hedging instruments. The forward exchange, deal-contingent forward and costless collar contracts have not been designated as hedging instruments and are considered to be economic hedges of forecasted transactions.
The forward exchange and costless collar contracts are adjusted to fair value by recording gains and losses through the cost of sales caption in the Consolidated Statement of Income. The deal-contingent forward contracts are adjusted to fair value by recording gains and losses through the other expense (income), net caption in the Consolidated Statement of Income.
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
Net gains of $18 million and $4 million relating to forward exchange contracts were recorded during the three months ended December 31, 2021 and 2020, respectively. Net gains of $23 million and $24 million relating to forward exchange contracts were recorded during the six months ended December 31, 2021 and 2020, respectively. Net (losses) related to the deal-contingent forward contracts were $(149) million for both the three and six months ended December 31, 2021. All other gains or losses on derivative financial instruments recorded in the Consolidated Statement of Income for the three and six months ended December 31, 2021 and 2020 were not material.

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) on the Consolidated Balance Sheet are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Cross-currency swap contracts	$16,945	$(21,729)	$29,317	$(38,863)
Foreign denominated debt	10,785	(26,109)	25,649	(51,836)

During the six months ended December 31, 2021 and 2020, the periodic interest settlements related to the cross-currency swaps were not material.
A summary of financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2021 and June 30, 2021 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$24,871	$24,871	$—	$—
Derivatives	17,854	—	17,854	—
Liabilities:
Derivatives	188,472	—	188,472	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$20,517	$20,517	$—	$—
Derivatives	5,486	—	5,486	—
Liabilities:
Derivatives	82,134	—	82,134	—

The fair values of the equity securities are determined using the closing market price reported in the active market in which the fund is traded.
Derivatives consist of forward exchange, deal-contingent forward, costless collar and cross-currency swap contracts, the fair values of which are calculated using market observable inputs including both spot and forward prices for the same underlying currencies. The calculation of the fair value of the cross-currency swap contracts also utilizes a present value cash flow model that has been adjusted to reflect the credit risk of either the Company or the counterparty.
The primary investment objective for all investments is the preservation of principal and liquidity while earning income.
There are no other financial assets or financial liabilities that are marked to market on a recurring basis.

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021
AND COMPARABLE PERIODS ENDED DECEMBER 31, 2020

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
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. We continue to prioritize the safety of our team members. To minimize the spread of COVID-19 in our workplaces, we implemented heightened prevention, screening and hygiene protocols. Our actions have varied depending on the spread of COVID-19 in the communities in which we operate, applicable government requirements and the needs of our employees, customers and business.

We are actively managing the impact of the COVID-19 pandemic and its residual effects, including economic uncertainty and disruption within the global supply chain, labor markets and aerospace industry, on our business. Despite disruption within the aerospace industry, including ongoing travel restrictions, commercial aerospace demand is beginning to recover. We are managing the challenging supply chain environment through our "local for local" manufacturing strategy, ongoing supplier management process, and broadened supply base. Additionally, we are strategically managing our workforce and discretionary spending. At the same time, we are appropriately addressing the ongoing needs of our business so that we may continue to serve our customers.
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
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2021	2020*	2021	2020*
Net sales	$3,825	$3,412	$7,587	$6,642
Gross profit margin	27.7%	26.2%	27.8%	26.2%
Selling, general and administrative expenses	$381	$357	$788	$726
Selling, general and administrative expenses, as a percent of sales	10.0%	10.5%	10.4%	10.9%
Interest expense	$61	$63	$121	$129
Other expense (income), net	$127	$(104)	$138	$(109)
Effective tax rate	20.9%	22.4%	21.0%	22.4%
Net income	$388	$449	$839	$769
Net income, as a percent of sales	10.1%	13.1%	11.1%	11.6%

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.

Net sales increased for the current-year quarter and first six months of fiscal 2022 when compared to the prior-year periods primarily due to higher volume in both the Aerospace Systems and Diversified Industrial Segments. The effect of currency rate changes decreased net sales by approximately $38 million and $15 million in the current-year quarter and first six months of fiscal 2022, respectively. Substantially all of the $38 million decrease in the current-year quarter is attributable to the Diversified Industrial International businesses. During the first six months of fiscal 2022, sales in the Diversified Industrial International businesses decreased by $23 million due to currency exchange rates, partially offset by a $9 million increase in sales within the Diversified Industrial North American businesses.
Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased in the current-year quarter and first six months of fiscal 2022 primarily due to higher margins in both the Aerospace Systems and Diversified Industrial Segments. These increases are primarily due to higher sales volume and benefits from continuous improvement initiatives, as well as price increases, partially offset by increased freight, material and labor costs resulting from the ongoing disruption within the global supply chain and labor markets.
Cost of sales included net foreign currency transaction gains (losses) of $8 million and $(4) million for the current-year and prior-year quarter, respectively, and $17 million and $1 million for the first six months of fiscal 2022 and 2021, respectively.
Cost of sales also included business realignment and acquisition integration charges of $2 million and $15 million for the current-year and prior-year quarter, respectively, and $4 million and $27 million for the first six months of fiscal 2022 and 2021, respectively.

Selling, general and administrative expenses ("SG&A") increased during the current-year quarter and first six months of fiscal 2022 primarily due to acquisition-related transaction costs of $9 million and $22 million, respectively, as well as higher net expense from the Company's deferred compensation plan and related investments and slightly increased discretionary spending. SG&A also included business realignment and acquisition integration charges of $2 million and $7 million for the current-year and prior-year quarter, respectively, and $5 million and $14 million for the first six months of fiscal 2022 and 2021, respectively.
Interest expense for the current-year quarter and first six months of fiscal 2022 decreased due to both lower average debt outstanding and lower average interest rates.
Other expense (income), net included the following:

	Three Months Ended		Six Months Ended
(dollars in millions)	December 31,		December 31,
Expense (income)	2021	2020	2021	2020
Income related to equity method investments	$(16)	$(10)	$(35)	$(19)
Non-service components of retirement benefit cost	3	14	2	26
Gain on disposal of assets and divestitures	(10)	(102)	(9)	(102)
Interest income	(1)	(2)	(3)	(3)
Acquisition-related financing fees	10	—	49	—
Loss on deal-contingent forward contracts	149	—	149	—
Other items, net	(8)	(4)	(15)	(11)
	$127	$(104)	$138	$(109)
Gain on disposal of assets and divestitures for the prior-year quarter and first six months of fiscal 2021 includes a gain on the sale of land of approximately $101 million.
Acquisition-related financing fees in the current-year quarter and first six months of fiscal 2022 relate to the bridge credit agreement (the "Bridge Credit Agreement") fees associated with the proposed acquisition (the "Acquisition") of Meggitt plc ("Meggitt"). Refer to Note 14 of the Consolidated Financial Statements for further discussion of the Bridge Credit Agreement.
Loss on deal-contingent forward contracts for the current-year quarter and first six months of fiscal 2021 includes an unrealized loss on the deal-contingent forward contracts related to the proposed Acquisition. Refer to Note 16 to the Consolidated Financial Statements for further discussion of the deal-contingent forward contracts.

Effective tax rate for the current-year quarter and first six months of fiscal 2022 was lower than the comparable prior-year periods primarily due to an overall increase in discrete tax benefits. The fiscal 2022 effective tax rate is expected to be approximately 22 percent.
BUSINESS SEGMENT INFORMATION
Diversified Industrial Segment

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2021	2020	2021	2020
Net sales
North America	$1,807	$1,567	$3,601	$3,095
International	1,399	1,260	2,776	2,389
Operating income
North America	337	282	671	550
International	$292	$220	$583	$407
Operating margin
North America	18.7%	18.0%	18.6%	17.8%
International	20.8%	17.5%	21.0%	17.0%
Backlog	$3,903	$2,499	$3,903	$2,499

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year periods versus the comparable prior-year periods:

	Period Ending December 31, 2021
	Three Months	Six Months
Diversified Industrial North America – as reported	15.3%	16.3%
Currency	—%	0.3%
Diversified Industrial North America – without currency[1]	15.3%	16.0%

Diversified Industrial International – as reported	11.1%	16.2%
Currency	(3.0)%	(0.9)%
Diversified Industrial International – without currency[1]	14.1%	17.1%

Total Diversified Industrial Segment – as reported	13.4%	16.3%
Currency	(1.3)%	(0.2)%
Total Diversified Industrial Segment – without currency[1]	14.7%	16.5%
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
Net Sales
Diversified Industrial North America - Sales increased 15.3 percent and 16.3 percent during the current-year quarter and first six months of fiscal 2022, respectively. Currency exchange rates did not materially impact sales in the current-year quarter. In the first six months of fiscal 2022, the effect of currency exchange rates increased sales by approximately $9 million. Excluding the effects of currency exchange rates, sales in the Diversified Industrial North American businesses increased 15.3 percent in the current-year quarter and 16.0 percent in the first six months of fiscal 2022 when compared to prior-year levels primarily due to higher demand from distributors and end users across most markets, including the construction, heavy-duty truck, farm and agriculture, engines, life sciences, material handling, refrigeration and oil and gas markets, partially offset by lower end-user demand in the cars and light truck market.
Diversified Industrial International - Sales increased 11.1 percent and 16.2 percent from the prior-year quarter and first six months of fiscal 2021, respectively. The effect of currency exchange rates decreased sales by approximately $38 million and $23 million in the current-year quarter and first six months of fiscal 2022, respectively. Excluding the effects of currency exchange rates, Diversified Industrial International sales increased 14.1 percent in the current-year quarter and 17.1 percent in the first six months of fiscal 2022 from prior-year levels. Europe and the Asia Pacific region accounted for approximately 55 percent and 40 percent, respectively, of the increase in sales during the current-year quarter, while Latin America accounted for the remainder of the change. During the first six months of fiscal 2022, the increase in sales was primarily related to Europe and the Asia Pacific region, which contributed approximately 60 percent and 35 percent of the increase, respectively, while Latin America accounted for the remainder of the change.
Within Europe, sales in the current-year quarter and first six months of fiscal 2022 increased primarily due to higher demand from distributors and end users across most markets, including the construction, machine tool, industrial machinery, material handling, mining and forestry markets, partially offset by lower end-user demand in the oil and gas, power generation, cars and light truck and telecommunications markets.
Within the Asia Pacific region, sales in the current-year quarter and first six months of fiscal 2022 increased primarily due to an increase in demand from distributors and end users across most markets, including the semiconductor, refrigeration, construction, industrial machinery and life sciences markets, partially offset by lower end-user demand in the engines and power generation markets.
Within Latin America, sales in the current-year quarter and first six months of fiscal 2022 increased primarily due to higher demand from distributors and end users in various markets, including the farm and agriculture, mining, and heavy-duty truck markets, partially offset by lower end-user demand in the life sciences market. In the first six months of fiscal 2022, higher end-user demand in the cars and light truck and construction markets also contributed to the increase in sales. However, we experienced a decrease in end-user demand within these markets during the current-year quarter.

Operating Margin
Diversified Industrial Segment operating margin increased in the current-year quarter and first six months of fiscal 2022 within both the North American and International businesses primarily due to higher sales volume and benefits from continuous improvement initiatives, as well as price increases. These increases were partially offset by increased operating costs, including higher freight, material, and labor costs resulting from the ongoing disruption within the current supply chain environment and labor market. In addition, within the International businesses, operating margin in the current-year quarter and first six months of fiscal 2022 benefited from savings related to prior-year restructuring actions.
Business Realignment
The following business realignment and acquisition integration charges are included in Diversified Industrial North American and Diversified Industrial International operating income:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2021	2020	2021	2020
Diversified Industrial North America	$1	$5	$2	$9
Diversified Industrial International	3	15	6	25

In both fiscal 2022 and 2021, business realignment charges included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. During fiscal 2021, business realignment charges primarily consisted of actions taken to address the impact of the COVID-19 pandemic on our business. Acquisition integration charges relate to the fiscal 2020 acquisition of LORD Corporation ("Lord"). Business realignment and acquisition integration charges within the Diversified Industrial International businesses were primarily incurred in Europe.
We anticipate that cost savings realized from the workforce reduction measures taken in the first six months of fiscal 2022 will not materially impact operating income in fiscal 2022 or 2023. We expect to continue to take actions necessary to integrate acquisitions and structure appropriately the operations of the Diversified Industrial Segment. We currently anticipate incurring approximately $26 million of additional business realignment and acquisition integration charges in the remainder of fiscal 2022. However, continually changing business conditions could impact the ultimate costs we incur.
Backlog
Diversified Industrial Segment backlog as of December 31, 2021 increased from the prior-year quarter due to orders exceeding shipments in both the North American and International businesses. Backlog in the North American and International businesses accounted for approximately 60 percent and 40 percent of the change, respectively. Within the International businesses, Europe, the Asia Pacific region and Latin America accounted for approximately 55 percent, 40 percent and five percent of the change, respectively.
As of December 31, 2021, Diversified Industrial Segment backlog increased compared to the June 30, 2021 amount of $3,239 million due to orders exceeding shipments in both the North American and International businesses. Backlog in the North American and International businesses accounted for approximately 65 percent and 35 percent of the change, respectively. Within the International businesses, the Asia Pacific region, Europe and Latin America accounted for approximately 55 percent, 40 percent and five percent of the increase, respectively.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Aerospace Systems Segment

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2021	2020	2021	2020
Net sales	$618	$585	$1,211	$1,159
Operating income	$115	$91	$233	$177
Operating margin	18.6%	15.5%	19.2%	15.3%
Backlog	$3,245	$3,263	$3,245	$3,263

Net Sales
Aerospace Systems Segment sales for the current-year quarter and first six months of fiscal 2022 increased compared to the same prior-year periods primarily due to higher volume in the commercial original equipment manufacturer ("OEM") and aftermarket businesses, partially offset by lower military OEM and aftermarket volume.
Operating Margin
Aerospace Systems Segment operating margin increased during the current-year quarter and first six months of fiscal 2022 primarily due to higher sales volume and aftermarket profitability as well as lower business realignment and engineering development expenses. These benefits were partially offset by challenges created by the ongoing disruption within the supply chain and labor markets as well as unfavorable commercial OEM product mix.
Business Realignment
As the commercial aerospace markets are recovering, we do not intend to incur significant additional business realignment and acquisition integration charges in the remainder of fiscal 2022. However, continually changing business conditions could impact the ultimate costs we incur.
Backlog
Aerospace Systems Segment backlog as of December 31, 2021 decreased from the prior-year quarter and from the June 30, 2021 amount of $3,264 million primarily due to shipments exceeding orders in the military OEM and aftermarket businesses, partially offset by orders exceeding shipments in the commercial OEM and aftermarket businesses.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Corporate general and administrative expenses

	Three Months Ended		Six Months Ended
(dollars in millions)	December 31,		December 31,
Expense (income)	2021	2020	2021	2020
Corporate general and administrative expense	$43	$39	$92	$75
Corporate general and administrative expense, as a percent of sales	1.1%	1.1%	1.2%	1.1%
Corporate general and administrative expenses increased in both the current-year quarter and first six months of fiscal 2022 primarily due to higher net expense from the Company's deferred compensation plan and related investments and slightly increased discretionary spending, partially offset by lower pension expense and charitable contributions.

Other expense (income) (in the Business Segment Information) included the following:

	Three Months Ended		Six Months Ended
(dollars in millions)	December 31,		December 31,
Expense (income)	2021	2020*	2021	2020*
Foreign currency transaction	$(8)	$4	$(17)	$(1)
Stock-based compensation	9	9	46	46
Pensions	(3)	6	(8)	10
Acquisition-related expenses	19	—	71	—
Loss on deal-contingent forward contracts	149	—	149	—
Gain on disposal of assets and divestitures	(10)	(102)	(9)	(102)
Interest income	(1)	(2)	(3)	(3)
Other items, net	(6)	(2)	(17)	(10)
	$149	$(87)	$212	$(60)

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.
Foreign currency transaction primarily relates to the impact of exchange rates on cash, marketable securities and other investments, forward contracts and intercompany transactions.
Acquisition-related expenses include Bridge Credit Agreement financing fees and transaction costs related to the proposed Acquisition. Refer to Notes 4 and 14 to the Consolidated Financial Statements for further discussion of the acquisition-related transaction costs and Bridge Credit Agreement, respectively.
Loss on deal-contingent forward contracts for the current-year quarter and first six months of fiscal 2021 includes an unrealized loss on the deal-contingent forward contracts related to the proposed Acquisition. Refer to Note 16 to the Consolidated Financial Statements for further discussion of the deal-contingent forward contracts.
Gain on disposal of assets and divestitures for the prior-year quarter and first six months of fiscal 2021 includes a gain on the sale of land of approximately $101 million.
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

Cash Flows
A summary of cash flows follows:

	Six Months Ended
	December 31,
(dollars in millions)	2021	2020
Cash provided by (used in):
Operating activities	$1,005	$1,354
Investing activities	(74)	79
Financing activities	1,266	(1,609)
Effect of exchange rates	7	56
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,204	$(120)

Cash flows from operating activities for the first six months of fiscal 2022 were $1,005 million compared to $1,354 million for the first six months of fiscal 2021. This decrease of $349 million was primarily driven by increased working capital requirements of $406 million, partially offset by an increase in net income of $71 million in fiscal 2022 compared to the same prior-year period.
•Days sales outstanding relating to trade accounts receivable was 49 days at December 31, 2021, 50 days at June 30, 2021 and 49 days at December 31, 2020.
•Days supply of inventory on hand was 86 days at December 31, 2021, 75 days at June 30, 2021 and 84 days at December 31, 2020.
Cash flows from investing activities for the first six months of fiscal 2022 and 2021 were impacted by the following factors:
•Net maturities of marketable securities of $4 million in fiscal 2022 compared to net maturities of marketable securities of $36 million in fiscal 2021.
•Capital expenditures of $106 million in fiscal 2022 compared to $93 million in the same prior-year period.
•Net proceeds from the sale of land of approximately $111 million in fiscal 2021.
Cash flows from financing activities for the first six months of fiscal 2022 and 2021 were impacted by the following factors:
•Repurchases of 0.9 million common shares for $280 million during fiscal 2022.
•Term loan repayments of $1,210 million in fiscal 2021.
•Net commercial paper borrowings of $1,899 million in fiscal 2022 compared to net commercial paper repayments of $114 million in fiscal 2021.
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
Dividends
We declared a quarterly dividend of $1.03 per share on October 27, 2021, which was paid on December 3, 2021. Dividends have been paid for 286 consecutive quarters, including a yearly increase in dividends for the last 65 years. Additionally, we declared a quarterly dividend of $1.03 on January 27, 2022, payable on March 4, 2022.
Share Repurchases
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized to repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a year. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. Refer to Note 6 to the Consolidated Financial Statements for further discussion of share repurchases.
Liquidity
Cash, comprised of cash and cash equivalents and marketable securities and other investments, includes $449 million and $467 million held by the Company's foreign subsidiaries at December 31, 2021 and June 30, 2021, respectively. The Company does not permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested.
We are currently authorized to sell up to $3,000 million of short-term commercial paper notes. During October 2021, we issued $2,126 million of commercial paper to finance the proposed Acquisition. Refer to the Strategic Acquisitions section below for further discussion. As of December 31, 2021, $1,899 million of commercial paper notes were outstanding, and the largest amount of commercial paper notes outstanding during the current-year quarter was $2,342 million.

The Company has a line of credit through a multi-currency revolving credit agreement with a group of banks. During August 2021, we amended the existing credit agreement, increasing its capacity from $2,500 million to $3,000 million, by exercising the accordion feature. At December 31, 2021, $1,101 million was available. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the agreement. The credit agreement expires in September 2024; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which may result in changes to the current terms and conditions of the credit agreement. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement, nor would it accelerate the repayment of any outstanding borrowings. Refer to Note 14 to the Consolidated Financial Statements for further discussion.
We primarily utilize unsecured medium-term notes and senior notes to meet our financing needs and we expect to continue to borrow funds at reasonable rates over the long term. Refer to the Cash flows from financing activities section above and Note 14 to the Consolidated Financial Statements for further discussion.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at December 31, 2021, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At December 31, 2021, the Company's debt to debt-shareholders' equity ratio was 0.49 to 1.0. We are in compliance and expect to remain in compliance with all covenants set forth in the credit agreement and indentures.
Our goal is to maintain an investment-grade credit profile. The rating agencies periodically update our credit ratings as events occur. At December 31, 2021, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	BBB+
Moody's Investors Services, Inc.	Baa1
Standard & Poor's	BBB+
Strategic Acquisitions
On August 2, 2021, the Company announced that it reached an agreement on the terms of a recommended cash acquisition of the entire issued and to be issued ordinary share capital of Meggitt for 800 pence per share, or approximately £6,256 million based on issued share capital at December 31, 2021. We intend to fund the proposed Acquisition with cash and new debt. The proposed Acquisition remains subject to customary closing conditions, including regulatory clearances.
In connection with the proposed Acquisition, the Company entered into a Bridge Credit Agreement on August 2, 2021. Under the Bridge Credit Agreement, the lenders committed to provide senior, unsecured financing in the aggregate principal amount of £6,524 million at August 2, 2021. As permanent financing for the proposed Acquisition is secured, the principal amount of the Bridge Credit Agreement is reduced. At December 31, 2021, the aggregate principal amount was £3,200 million. Any borrowings made under the Bridge Credit Agreement would mature 364 days from the initial funding date. The commitments are intended to be drawn to finance the proposed Acquisition only to the extent that we do not arrange for alternative financing prior to closing.
Additionally, we entered into a senior, unsecured delayed-draw term loan facility in an aggregate principal amount of $2,000 million (the “Term Loan Facility”) on August 27, 2021. The proceeds of the Term Loan Facility, if drawn, will be used solely by the Company to finance a portion of the consideration of its proposed Acquisition. Refer to Note 14 of the Consolidated Financial Statements for further discussion of the Bridge Credit Agreement and the Term Loan Facility.
During October 2021, we issued $2,126 million of commercial paper. We used the net proceeds and cash on hand to deposit a total of $2,272 million into the escrow account designated for the proposed Acquisition. At December 31, 2021, the balance in the escrow account of $2,487 million is recorded as restricted cash on our Consolidated Balance Sheet within the prepaid expenses and other caption.

In connection with the proposed Acquisition, the Company entered into deal-contingent forward contracts during October 2021 to mitigate the risk of appreciation in the GBP-denominated purchase price. The deal-contingent forward contracts have an aggregate notional amount of £6,415 million, and settlement is contingent upon closing the proposed Acquisition. We expect to record the related fair value gains and losses, which may be significant, through the Consolidated Statement of Income until the closing of the proposed Acquisition. Refer to Note 16 to the Consolidated Financial Statements for further discussion.
Forward-Looking Statements

Forward-looking statements contained in this and other written and oral reports are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. Often but not always, these statements may be identified from the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “should,” “could,” “expects,” “targets,” “is likely,” “will,” or the negative of these terms and similar expressions, and include all statements regarding future performance, earnings projections, events or developments. Neither Parker nor any of its respective associates or directors, officers or advisers, provides any representation, assurance or guarantee that the occurrence of the events expressed or implied in any forward-looking statements will actually occur. Parker cautions readers not to place undue reliance on these statements. It is possible that the future performance and earnings projections of the company, including its individual segments, may differ materially from past performance or current expectations. A change in the economic conditions in individual markets may have a particularly volatile effect on segment performance.

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
•additional liabilities relating to changes in tax rates or regulations in the United Stated and foreign jurisdictions or exposure to additional income tax liabilities;
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

The Company makes these statements as of the date of the filing of its Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, and undertakes no obligation to update them unless otherwise required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages foreign currency transaction and translation risk by utilizing derivative and non-derivative financial instruments, including forward exchange contracts, deal-contingent forward contracts, costless collar contracts, cross-currency swap contracts and certain foreign denominated debt designated as net investment hedges. The derivative financial instrument contracts are with major investment grade financial institutions and we do not anticipate any material non-performance by any of the counterparties. We do not hold or issue derivative financial instruments for trading purposes.
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value. Further information on the fair value of these contracts is provided in Note 16 to the Consolidated Financial Statements. Derivatives that are not designated as hedges are adjusted to fair value by recording gains and losses through the Consolidated Statement of Income. Derivatives that are designated as hedges are adjusted to fair value by recording gains and losses through accumulated other comprehensive income (loss) in the Consolidated Balance Sheet until the hedged item is recognized in earnings. For cross-currency swaps measured using the spot method, the periodic interest settlements are recognized directly in earnings through interest expense. The translation of the foreign denominated debt that has been designated as a net investment hedge is recorded in accumulated other comprehensive income (loss) and remains there until the underlying net investment is sold or substantially liquidated.
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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. In response to the COVID-19 pandemic, many of our team members have been working remotely. While there were no material changes in our internal control over financial reporting during the quarter ended December 31, 2021, we are continually monitoring and assessing the changing business environment resulting from the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Unregistered Sales of Equity Securities. Not applicable.
(b)Use of Proceeds. Not applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2021 through October 31, 2021	55,700	$293.82	55,700	8,873,680
November 1, 2021 through November 30, 2021	52,700	$321.16	52,700	8,820,980
December 1, 2021 through December 31, 2021	53,808	$310.47	53,808	8,767,172
Total:	162,208		162,208

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
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three and six months ended December 31, 2021 and 2020, (ii) Consolidated Statement of Comprehensive Income for the three and six months ended December 31, 2021 and 2020, (iii) Consolidated Balance Sheet at December 31, 2021 and June 30, 2021, (iv) Consolidated Statement of Cash Flows for the six months ended December 31, 2021 and 2020, and (v) Notes to Consolidated Financial Statements for the six months ended December 31, 2021.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Todd M. Leombruno
Todd M. Leombruno
Executive Vice President and Chief Financial Officer

Date:	February 4, 2022