Form 10-Q
period 2022-03-31
PARKER HANNIFIN CORP
filed 2022-05-06
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes  ☐    No  ☒
Number of Common Shares outstanding at March 31, 2022: 128,372,008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021*	2022	2021*
Net sales	$4,086,387	$3,746,326	$11,673,776	$10,388,771
Cost of sales	2,927,991	2,712,785	8,406,613	7,617,399
Selling, general and administrative expenses	412,431	386,831	1,200,906	1,113,254
Interest expense	63,272	60,830	183,982	189,778
Other expense (income), net	248,704	(13,460)	386,217	(122,066)
Income before income taxes	433,989	599,340	1,496,058	1,590,406
Income taxes	85,901	126,101	308,778	348,514
Net income	348,088	473,239	1,187,280	1,241,892
Less: Noncontrolling interest in subsidiaries' earnings	71	86	506	585
Net income attributable to common shareholders	$348,017	$473,153	$1,186,774	$1,241,307

Earnings per share attributable to common shareholders:
Basic	$2.71	$3.67	$9.23	$9.63
Diluted	$2.67	$3.60	$9.10	$9.50

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021*	2022	2021*
Net income	$348,088	$473,239	$1,187,280	$1,241,892
Less: Noncontrolling interests in subsidiaries' earnings	71	86	506	585
Net income attributable to common shareholders	348,017	473,153	1,186,774	1,241,307

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(16,898)	(65,970)	(56,730)	282,539
Retirement benefits plan activity	30,455	39,723	91,335	120,859
Other comprehensive income (loss)	13,557	(26,247)	34,605	403,398
Less: Other comprehensive (loss) income for noncontrolling interests	(276)	(463)	(862)	813
Other comprehensive income (loss) attributable to common shareholders	13,833	(25,784)	35,467	402,585
Total comprehensive income attributable to common shareholders	$361,850	$447,369	$1,222,241	$1,643,892

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(Unaudited)

	March 31, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$467,711	$733,117
Marketable securities and other investments	38,561	39,116
Trade accounts receivable, net	2,357,244	2,183,594
Non-trade and notes receivable	327,186	326,315
Inventories	2,330,242	2,090,642
Prepaid expenses and other	2,708,750	243,966
Total current assets	8,229,694	5,616,750
Property, plant and equipment	6,019,745	6,040,220
Less: Accumulated depreciation	3,845,508	3,773,744
Property, plant and equipment, net	2,174,237	2,266,476
Deferred income taxes	144,506	104,251
Investments and other assets	787,986	774,239
Intangible assets, net	3,254,062	3,519,797
Goodwill	7,954,835	8,059,687
Total assets	$22,545,320	$20,341,200
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$1,923,860	$2,824
Accounts payable, trade	1,732,421	1,667,878
Accrued payrolls and other compensation	418,876	507,027
Accrued domestic and foreign taxes	276,159	236,384
Other accrued liabilities	1,055,348	682,390
Total current liabilities	5,406,664	3,096,503
Long-term debt	6,229,654	6,582,053
Pensions and other postretirement benefits	904,332	1,055,638
Deferred income taxes	448,583	553,981
Other liabilities	583,228	639,355
Total liabilities	13,572,461	11,927,530
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at March 31 and June 30	90,523	90,523
Additional capital	363,367	329,619
Retained earnings	15,704,238	14,915,497
Accumulated other comprehensive (loss)	(1,531,260)	(1,566,727)
Treasury shares, at cost; 52,674,120 shares at March 31 and 51,900,460 shares at June 30	(5,667,002)	(5,370,605)
Total shareholders’ equity	8,959,866	8,398,307
Noncontrolling interests	12,993	15,363
Total equity	8,972,859	8,413,670
Total liabilities and equity	$22,545,320	$20,341,200
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2022	2021*
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,187,280	$1,241,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	194,945	204,615
Amortization	237,377	244,193
Share incentive plan compensation	109,781	101,907
Deferred income taxes	(174,270)	(11,824)
Foreign currency transaction gain	(26,970)	(8,239)
Gain on disposal of property, plant and equipment	(6,782)	(108,449)
Gain on sale of business	(1,472)	—
Loss (gain) on marketable securities	2,280	(8,489)
Gain on investments	(2,024)	(6,008)
Other	66,386	11,149
Changes in assets and liabilities:
Accounts receivable, net	(163,900)	(238,882)
Inventories	(274,717)	(52,398)
Prepaid expenses and other	24,061	24,757
Other assets	(17,317)	(22,191)
Accounts payable, trade	91,531	417,196
Accrued payrolls and other compensation	(80,483)	(2,645)
Accrued domestic and foreign taxes	44,266	4,768
Other accrued liabilities	372,491	17,396
Pensions and other postretirement benefits	(20,460)	32,418
Other liabilities	(13,565)	40,239
Net cash provided by operating activities	1,548,438	1,881,405
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(158,864)	(136,064)
Proceeds from sale of property, plant and equipment	29,320	132,740
Proceeds from sale of businesses	3,366	—
Purchases of marketable securities and other investments	(20,012)	(30,608)
Maturities and sales of marketable securities and other investments	17,662	71,225
Other	2,766	14,120
Net cash (used in) provided by investing activities	(125,762)	51,413
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,566	4,012
Payments for common shares	(374,996)	(129,531)
Proceeds from (payments for) notes payable, net	1,621,483	(539,500)
Proceeds from long-term borrowings	10,667	2,016
Payments for long-term borrowings	(9,708)	(1,211,334)
Financing fees paid	(52,655)	—
Dividends paid	(398,099)	(341,333)
Net cash provided by (used in) financing activities	799,258	(2,215,670)
Effect of exchange rate changes on cash	106	86,938
Net increase (decrease) in cash, cash equivalents and restricted cash	2,222,040	(195,914)
Cash, cash equivalents and restricted cash at beginning of year	733,117	685,514
Cash, cash equivalents and restricted cash at end of period	$2,955,157	$489,600

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021*	2022	2021*
Net sales
Diversified Industrial:
North America	$2,014,715	$1,758,383	$5,615,454	$4,853,371
International	1,439,357	1,388,999	4,214,972	3,777,875
Aerospace Systems	632,315	598,944	1,843,350	1,757,525
Total net sales	$4,086,387	$3,746,326	$11,673,776	$10,388,771
Segment operating income
Diversified Industrial:
North America	$413,998	$336,589	$1,085,117	$887,041
International	298,475	274,427	881,206	681,541
Aerospace Systems	119,016	102,303	352,063	279,798
Total segment operating income	831,489	713,319	2,318,386	1,848,380
Corporate general and administrative expenses	57,405	48,089	149,064	123,544
Income before interest expense and other expense	774,084	665,230	2,169,322	1,724,836
Interest expense	63,272	60,830	183,982	189,778
Other expense (income)	276,823	5,060	489,282	(55,348)
Income before income taxes	$433,989	$599,340	$1,496,058	$1,590,406

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
1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2022, the results of operations for the three and nine months ended March 31, 2022 and 2021 and cash flows for the nine months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2021 Annual Report on Form 10-K.
The future impacts of the Russia-Ukraine war and the novel coronavirus ("COVID-19") pandemic and their residual effects, including economic uncertainty, inflationary environment and disruption within the global supply chain, labor markets and aerospace industry, on our business remain uncertain. Therefore, accounting estimates and assumptions may change over time in response to these impacts. Interim period results are not necessarily indicative of the results to be expected for the full fiscal year.
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
Diversified Industrial Segment revenues by technology platform:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Motion Systems	$895,839	$820,514	$2,568,166	$2,197,971
Flow and Process Control	1,197,590	1,081,570	3,386,417	2,955,643
Filtration and Engineered Materials	1,360,643	1,245,298	3,875,843	3,477,632
Total	$3,454,072	$3,147,382	$9,830,426	$8,631,246

Aerospace Systems Segment revenues by product platform:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Flight Control Actuation	$189,162	$174,067	$555,657	$499,432
Fuel, Inerting and Engine Motion Control	132,990	129,866	393,554	384,937
Hydraulics	77,519	75,430	222,435	222,193
Engine Components	149,269	145,819	430,346	436,119
Airframe and Engine Fluid Conveyance	55,617	49,190	161,993	141,737
Other	27,758	24,572	79,365	73,107
Total	$632,315	$598,944	$1,843,350	$1,757,525
Total Company revenues by geographic region based on the Company's selling operation's location:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
North America	$2,645,106	$2,354,251	$7,451,153	$6,598,238
Europe	829,392	788,498	2,344,533	2,087,030
Asia Pacific	560,250	561,274	1,735,574	1,586,375
Latin America	51,639	42,303	142,516	117,128
Total	$4,086,387	$3,746,326	$11,673,776	$10,388,771
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
Total contract assets and contract liabilities are as follows:

	March 31, 2022	June 30, 2021
Contract assets, current (included within Prepaid expenses and other)	$25,132	$34,190
Contract assets, noncurrent (included within Investments and other assets)	551	1,884
Total contract assets	25,683	36,074
Contract liabilities, current (included within Other accrued liabilities)	(52,479)	(51,211)
Contract liabilities, noncurrent (included within Other liabilities)	(1,848)	(3,080)
Total contract liabilities	(54,327)	(54,291)
Net contract liabilities	$(28,644)	$(18,217)
Net contract liabilities at March 31, 2022 increased from the June 30, 2021 amount primarily due to a decrease in contract assets resulting from customer billings. During the nine months ended March 31, 2022, approximately $38 million of revenue was recognized that was included in the contract liabilities at June 30, 2021.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at March 31, 2022 was $7,761 million, of which approximately 88 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.

4. Proposed Acquisition
On August 2, 2021, the Company announced that it reached an agreement on the terms of a recommended cash acquisition of the entire issued and to be issued ordinary share capital of Meggitt plc ("Meggitt") for 800 pence per share (the "Acquisition"), which is approximately £6,263 million based on issued share capital at March 31, 2022.

Meggitt is a leader in design, manufacturing and aftermarket support of technologically differentiated systems and equipment in aerospace, defense and selected energy markets with annual sales of approximately $2.1 billion for the year ended December 31, 2021. We intend to fund the proposed Acquisition with cash and new debt. Refer to Note 14 for further discussion. The proposed Acquisition received the European Commission's clearance on April 11, 2022, conditional on full compliance with commitments offered by the Company, including a commitment to divest its wheel and brake business within the Aerospace Systems Segment. The proposed Acquisition remains subject to customary closing conditions, including further regulatory clearances. Acquisition-related transaction costs totaled $34 million for the nine months ended March 31, 2022. These costs are included in selling, general and administrative expenses in the Consolidated Statement of Income.

Restricted Cash
In connection with the proposed Acquisition, we deposited a total of $2,272 million, comprised of cash on hand and net proceeds from the issuance of commercial paper, into an escrow account during the three months ended December 31, 2021. The escrow account is restricted for payments related to the proposed Acquisition. At March 31, 2022, the balance was $2,487 million, which was recorded within prepaid expenses and other in the Consolidated Balance Sheet.
5. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021*	2022	2021*
Numerator:
Net income attributable to common shareholders	$348,017	$473,153	$1,186,774	$1,241,307
Denominator:
Basic - weighted average common shares	128,426,675	129,085,563	128,549,040	128,935,696
Increase in weighted average common shares from dilutive effect of equity-based awards	1,916,906	2,292,370	1,889,553	1,690,904
Diluted - weighted average common shares, assuming exercise of equity-based awards	130,343,581	131,377,933	130,438,593	130,626,600

Basic earnings per share	$2.71	$3.67	$9.23	$9.63
Diluted earnings per share	$2.67	$3.60	$9.10	$9.50

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.
For the three months ended March 31, 2022 and 2021, 493,609 and 133 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended March 31, 2022 and 2021, 384,955 and 589,364 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
6. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. There is no expiration date for this program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. During the three months ended March 31, 2022, we repurchased 165,622 shares at an average price, including commissions, of $301.89 per share. During the nine months ended March 31, 2022, we repurchased 1,095,430 shares at an average price, including commissions, of $301.56 per share.

7. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. We evaluate the collectibility of our receivables based on historical experience and current and forecasted economic conditions based on management's judgment. Additionally, receivables are written off to bad debt when management makes a final determination of uncollectibility. Allowance for credit losses was $10 million and $12 million at March 31, 2022 and June 30, 2021, respectively.
8. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2022	June 30, 2021
Notes receivable	$128,145	$144,441
Accounts receivable, other	199,041	181,874
Total	$327,186	$326,315

9. Inventories
The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2022	June 30, 2021
Finished products	$827,464	$733,744
Work in process	1,214,415	1,089,976
Raw materials	288,363	266,922
Total	$2,330,242	$2,090,642
10. Business realignment and acquisition integration charges
We incurred business realignment and acquisition integration charges in the first nine months of fiscal 2022 and 2021. In both the first nine months of fiscal 2022 and 2021, business realignment charges included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. During fiscal 2021, business realignment charges primarily consisted of actions taken to address the impact of COVID-19 on our business. A majority of the business realignment charges were incurred in North America and Europe. We believe the realignment actions will positively impact future results of operations, but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges presented in the Business Segment Information are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Diversified Industrial	$2,771	$4,139	$8,835	$31,247
Aerospace Systems	318	1,306	913	6,643
Corporate general and administrative expenses	—	156	—	954
Other expense	63	1	63	1,226
Workforce reductions in connection with business realignment charges in the Business Segment Information are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Diversified Industrial	50	65	133	741
Aerospace Systems	4	41	9	326
Corporate general and administrative expenses	—	1	—	19

The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Cost of sales	$1,757	$3,056	$4,468	$29,389
Selling, general and administrative expenses	1,332	2,545	5,280	9,455
Other expense (income), net	63	1	63	1,226
During the first nine months of fiscal 2022, approximately $17 million in payments were made relating to business realignment charges. Remaining payments related to business realignment actions of approximately $7 million, a majority of which are expected to be paid by December 31, 2022, are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment actions described above, the timing and amount of which are not known at this time.
In addition to the business realignment charges discussed above, we also incurred $20 million of expense as a result of our exit of business operations in Russia. These charges primarily consist of write-downs of inventory and other working capital items and $8 million of foreign currency translation expense reclassified from accumulated other comprehensive income. Within the Business Segment Information, $7 million of expense was recorded in the other expense (income) caption, while the remainder of the charge was split evenly between the Aerospace Systems Segment and the Diversified Industrial International businesses.
We also incurred the following acquisition integration charges related to the fiscal 2020 acquisitions of LORD Corporation ("Lord") and Exotic Metals Forming Company ("Exotic"):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Diversified Industrial	$933	$2,631	$2,942	$9,495
Aerospace Systems	—	24	—	699
In the first nine months of fiscal 2022, these charges were recorded in both cost of sales and selling, general and administrative expenses within the Consolidated Statement of Income. In fiscal 2021, these charges were primarily included in selling, general and administrative expenses within the Consolidated Statement of Income.

11. Equity

Changes in equity for the three months ended March 31, 2022 and 2021 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$90,523	$344,312	$15,488,764	$(1,545,093)	$(5,623,424)	$13,198	$8,768,280
Net income			348,017			71	348,088
Other comprehensive income (loss)				13,833		(276)	13,557
Dividends paid ($1.03 per share)			(132,543)				(132,543)
Stock incentive plan activity		19,055			6,422		25,477
Shares purchased at cost					(50,000)		(50,000)
Balance at March 31, 2022	$90,523	$363,367	$15,704,238	$(1,531,260)	$(5,667,002)	$12,993	$8,972,859

	Common Stock	Additional Capital	Retained Earnings*	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity*
Balance at December 31, 2020	$90,523	$385,049	$14,184,833	$(2,130,506)	$(5,311,236)	$16,322	$7,234,985
Net income			473,153			86	473,239
Other comprehensive income				(25,784)		(463)	(26,247)
Dividends paid ($0.88 per share)			(113,888)			(218)	(114,106)
Stock incentive plan activity		(10,552)			14,796		4,244
Shares purchased at cost					(50,000)		(50,000)
Balance at March 31, 2021	$90,523	$374,497	$14,544,098	$(2,156,290)	$(5,346,440)	$15,727	$7,522,115

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.

Changes in equity for the nine months ended March 31, 2022 and 2021 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2021	$90,523	$329,619	$14,915,497	$(1,566,727)	$(5,370,605)	$15,363	$8,413,670
Net income			1,186,774			506	1,187,280
Other comprehensive income (loss)				35,467		(862)	34,605
Dividends paid ($3.09 per share)			(398,033)			(66)	(398,099)
Stock incentive plan activity		33,748			33,937		67,685
Liquidation activity						(1,948)	(1,948)
Shares purchased at cost					(330,334)		(330,334)
Balance at March 31, 2022	$90,523	$363,367	$15,704,238	$(1,531,260)	$(5,667,002)	$12,993	$8,972,859

	Common Stock	Additional Capital	Retained Earnings*	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity*
Balance at June 30, 2020	$90,523	$416,585	$13,643,907	$(2,558,875)	$(5,364,916)	$14,546	$6,241,770
Net income			1,241,307			585	1,241,892
Other comprehensive income				402,585		813	403,398
Dividends paid ($2.64 per share)			(341,116)			(217)	(341,333)
Stock incentive plan activity		(42,088)			68,476		26,388
Shares purchased at cost					(50,000)		(50,000)
Balance at March 31, 2021	$90,523	$374,497	$14,544,098	$(2,156,290)	$(5,346,440)	$15,727	$7,522,115

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the nine months ended March 31, 2022 and 2021 are as follows:

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance at June 30, 2021	$(865,865)	$(700,862)	$(1,566,727)
Other comprehensive (loss) before reclassifications	(63,515)	—	(63,515)
Amounts reclassified from accumulated other comprehensive (loss)	7,647	91,335	98,982
Balance at March 31, 2022	$(921,733)	$(609,527)	$(1,531,260)

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2020	$(1,193,937)	$(1,364,938)	$(2,558,875)
Other comprehensive income before reclassifications	281,726	—	281,726
Amounts reclassified from accumulated other comprehensive (loss)	—	120,859	120,859
Balance at March 31, 2021	$(912,211)	$(1,244,079)	$(2,156,290)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three and nine months ended March 31, 2022 and 2021 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Nine Months Ended
	March 31, 2022	March 31, 2022
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,030)	$(3,090)	Other expense (income), net
Recognized actuarial loss	(39,292)	(117,852)	Other expense (income), net
Total before tax	(40,322)	(120,942)
Tax benefit	9,867	29,607
Net of tax	$(30,455)	$(91,335)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Nine Months Ended
	March 31, 2021	March 31, 2021
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,304)	$(3,542)	Other expense (income), net
Recognized actuarial loss	(51,212)	(156,240)	Other expense (income), net
Total before tax	(52,516)	(159,782)
Tax benefit	12,793	38,923
Net of tax	$(39,723)	$(120,859)

12. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the nine months ended March 31, 2022 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2021	$7,457,309	$602,378	$8,059,687
Divestitures	(164)	—	(164)
Foreign currency translation and other	(104,668)	(20)	(104,688)
Balance at March 31, 2022	$7,352,477	$602,358	$7,954,835
Divestitures represent goodwill associated with the sale of a business during the current-year quarter.
Goodwill is tested for impairment at the reporting unit level annually and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. At December 31, 2021, the Company performed its fiscal 2022 annual goodwill impairment test, which indicated no impairment existed.
Intangible assets are amortized using the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	March 31, 2022		June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$995,313	$250,377	$999,952	$216,314
Trademarks	752,259	352,223	762,130	331,905
Customer lists and other	3,823,435	1,714,345	3,869,772	1,563,838
Total	$5,571,007	$2,316,945	$5,631,854	$2,112,057
Total intangible amortization expense for the nine months ended March 31, 2022 and 2021 was $237 million and $244 million, respectively. The estimated amortization expense for the five years ending June 30, 2022 through 2026 is $315 million, $304 million, $297 million, $286 million and $281 million, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred during the nine months ended March 31, 2022 and 2021.

13. Retirement benefits
Net pension benefit expense recognized included the following components:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Service cost	$18,238	$21,016	$57,599	$63,215
Interest cost	27,953	25,661	82,941	76,833
Expected return on plan assets	(67,024)	(67,201)	(201,487)	(200,410)
Amortization of prior service cost	1,028	1,294	3,084	3,583
Amortization of net actuarial loss	39,570	51,094	118,186	156,254
Amortization of initial net obligation	2	4	6	13
Net pension benefit expense	$19,767	$31,868	$60,329	$99,488
We recognized $0.1 million in expense related to other postretirement benefits during both the three months ended March 31, 2022 and 2021. During the nine months ended March 31, 2022 and 2021, we recognized $0.7 million and $0.9 million, respectively, in expense related to other postretirement benefits. Components of retirement benefits expense, other than service cost, are included in other expense (income), net in the Consolidated Statement of Income.
14. Debt
In connection with the proposed Acquisition, the Company entered into a bridge credit agreement on August 2, 2021 (the "Bridge Credit Agreement"). Under the Bridge Credit Agreement, the lenders committed to provide senior, unsecured financing in the aggregate principal amount of £6,524 million at August 2, 2021. As permanent financing for the proposed Acquisition is secured, the principal amount of the Bridge Credit Agreement is reduced. At March 31, 2022, the aggregate principal amount was £3,200 million. Any borrowings made under the Bridge Credit Agreement would mature 364 days from the initial funding date. The commitments are intended to be drawn to finance the proposed Acquisition only to the extent that we do not arrange for alternative financing prior to closing. During the nine months ended March 31, 2022, we incurred $51 million in financing fees related to the Bridge Credit Agreement, all of which was included in other expense (income), net within the Consolidated Statement of Income.
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
During the first nine months of fiscal 2022, we amended our existing multi-currency credit agreement, increasing its capacity to $3,000 million. During October 2021, we issued $2,126 million of commercial paper to finance the proposed Acquisition. Commercial paper notes outstanding at March 31, 2022 were $1,621 million. There were no outstanding commercial paper notes as of June 30, 2021.
Based on the Company’s rating level at March 31, 2022, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At March 31, 2022, our debt to debt-shareholders' equity ratio was 0.48 to 1.0. We are in compliance, and expect to remain in compliance, with all covenants set forth in the credit agreements and indentures.
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

As of March 31, 2022, we had gross unrecognized tax benefits of $95 million, all of which, if recognized, would impact the effective tax rate. The accrued interest related to the gross unrecognized tax benefits, excluded from the amount above, is $19 million. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $30 million as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.
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
Marketable securities and other investments include deposits and equity investments. Deposits are recorded at cost, and equity investments are recorded at fair value. Changes in fair value related to equity investments are recorded in net income. Unrealized gains and losses related to equity investments were not material as of March 31, 2022 and 2021.
The carrying value of long-term debt, which excludes the impact of net unamortized debt issuance costs, and estimated fair value of long-term debt are as follows:

	March 31, 2022	June 30, 2021
Carrying value of long-term debt	$6,588,048	$6,646,029
Estimated fair value of long-term debt	6,680,555	7,527,268
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
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	March 31, 2022	June 30, 2021
Net investment hedges
Cross-currency swap contracts	Other liabilities	29,299	71,798
Cash flow hedges
Forward exchange contracts	Non-trade and notes receivable	30,355	5,376
Forward exchange contracts	Other accrued liabilities	9,540	9,435
Deal-contingent forward contracts	Other accrued liabilities	396,365	—
Costless collar contracts	Non-trade and notes receivable	279	110
Costless collar contracts	Other accrued liabilities	3,662	901

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
Net gains (losses) of $24 million and $(3) million relating to forward exchange contracts were recorded during the three months ended March 31, 2022 and 2021, respectively. Net gains of $47 million and $21 million relating to forward exchange contracts were recorded during the nine months ended March 31, 2022 and 2021, respectively. Net (losses) of $(247) million and $(396) million relating to the deal-contingent forward contracts were recorded during the three and nine months ended March 31, 2022, respectively. All other gains or losses on derivative financial instruments recorded in the Consolidated Statement of Income for the three and nine months ended March 31, 2022 and 2021 were not material.

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) on the Consolidated Balance Sheet are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Cross-currency swap contracts	$887	$5,188	$30,205	$(33,675)
Foreign denominated debt	16,194	25,636	41,843	(26,200)

During the nine months ended March 31, 2022 and 2021, the periodic interest settlements related to the cross-currency swaps were not material.
A summary of financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2022 and June 30, 2021 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$17,057	$17,057	$—	$—
Derivatives	30,634	—	30,634	—
Liabilities:
Derivatives	438,866	—	438,866	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$20,517	$20,517	$—	$—
Derivatives	5,486	—	5,486	—
Liabilities:
Derivatives	82,134	—	82,134	—

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022
AND COMPARABLE PERIODS ENDED MARCH 31, 2021

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
Recent events impacting our business include the Russia-Ukraine war and COVID-19 pandemic and their residual effects, including the inflationary cost environment as well as disruption within the global supply chain, labor markets and aerospace industry. We are actively managing the impact of these events on our business. In compliance with international sanctions, we immediately suspended all shipments to and from Russia and, in March 2022, we closed our office and warehouse facility in Moscow. We do not expect our exit of business operations in Russia to materially impact our business, operations or financial results.

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
Over the long term, the extent to which our business and results of operations will be impacted by the economic and political uncertainty resulting from the Russia-Ukraine war and the COVID-19 pandemic depends on future developments that remain uncertain. These developments include the duration of the supply chain and labor market constraints, the severity and duration of the Russia-Ukraine war and related sanctions, distribution and continuing effectiveness of vaccines, the severity and spread of COVID-19 and its variants and mitigating actions by government authorities.
As previously announced, on March 14, 2022, we detected that a third party gained unauthorized access to our systems and immediately activated incident response protocols. We believe that data was exfiltrated in the incident, including personal information of our team members. However, based on our ongoing assessments, the incident has not had a significant financial or operational impact and has not had a material impact on our business, operations or financial results.
The discussion below is structured to separately discuss the Consolidated Statement of Income, Business Segment Information, and Liquidity and Capital Resources. As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2022	2021*	2022	2021*
Net sales	$4,086	$3,746	$11,674	$10,389
Gross profit margin	28.3%	27.6%	28.0%	26.7%
Selling, general and administrative expenses	$412	$387	$1,201	$1,113
Selling, general and administrative expenses, as a percent of sales	10.1%	10.3%	10.3%	10.7%
Interest expense	$63	$61	$184	$190
Other expense (income), net	$249	$(13)	$386	$(122)
Effective tax rate	19.8%	21.0%	20.6%	21.9%
Net income	$348	$473	$1,187	$1,242
Net income, as a percent of sales	8.5%	12.6%	10.2%	12.0%

*Prior period has been adjusted to reflect the change in inventory accounting method, as described in the Company's fiscal 2021 Annual Report on Form 10-K.
Net sales increased for the current-year quarter and first nine months of fiscal 2022 when compared to the prior-year periods primarily due to higher volume in both the Diversified Industrial and Aerospace Systems Segments. The effect of currency rate changes decreased net sales by approximately $74 million and $89 million in the current-year quarter and first nine months of fiscal 2022, respectively. Substantially all of the $74 million decrease in the current-year quarter is attributable to the Diversified Industrial International businesses. During the first nine months of fiscal 2022, the effect of currency rate changes decreased net sales by approximately $96 million and $3 million in the Diversified Industrial International businesses and Aerospace Systems Segment, respectively. These decreases were partially offset by a $10 million increase in sales within the Diversified Industrial North American businesses.
Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased in the current-year quarter and first nine months of fiscal 2022 primarily due to higher margins in both the Aerospace Systems and Diversified Industrial Segments. These increases are primarily due to higher sales volume and benefits from continuous improvement initiatives, as well as price increases, partially offset by increased freight, material and labor costs resulting from the ongoing inflationary environment and disruption within the global supply chain and labor markets.

Cost of sales included net foreign currency transaction gains of $10 million and $8 million for the current-year and prior-year quarter, respectively, and $27 million and $8 million for the first nine months of fiscal 2022 and 2021, respectively.
Cost of sales also included business realignment and acquisition integration charges of $2 million and $3 million for the current-year and prior-year quarter, respectively, and $6 million and $31 million for the first nine months of fiscal 2022 and 2021, respectively.
Selling, general and administrative expenses ("SG&A") increased during the current-year quarter and first nine months of fiscal 2022 primarily due to acquisition-related transaction costs of $12 million and $34 million, respectively, as well as higher net expense from the Company's deferred compensation plan and related investments and higher professional fees and related expenses. SG&A also included business realignment and acquisition integration charges of $2 million and $5 million for the current-year and prior-year quarter, respectively, and $7 million and $19 million for the first nine months of fiscal 2022 and 2021, respectively.
Interest expense for the current-year quarter increased primarily due to higher average debt outstanding. Interest expense decreased during the first nine months of fiscal 2022 primarily due to lower average debt outstanding.
Other expense (income), net included the following:

	Three Months Ended		Nine Months Ended
(dollars in millions)	March 31,		March 31,
Expense (income)	2022	2021	2022	2021
Income related to equity method investments	$(17)	$(11)	$(52)	$(30)
Non-service components of retirement benefit cost	2	11	3	37
Loss (gain) on disposal of assets and divestitures	1	(6)	(8)	(108)
Acquisition-related financing fees	1	—	51	—
Loss on deal-contingent forward contracts	247	—	396	—
Russia liquidation	8	—	8	—
Other items, net	7	(7)	(12)	(21)
	$249	$(13)	$386	$(122)
Loss (gain) on disposal of assets and divestitures for the prior-year quarter and first nine months of fiscal 2021 includes a gain on the sale of land of approximately $101 million.
Acquisition-related financing fees in the current-year quarter and first nine months of fiscal 2022 relate to the bridge credit agreement (the "Bridge Credit Agreement") fees associated with the proposed acquisition (the "Acquisition") of Meggitt plc ("Meggitt"). Refer to Note 14 of the Consolidated Financial Statements for further discussion of the Bridge Credit Agreement.
Loss on deal-contingent forward contracts for the current-year quarter and first nine months of fiscal 2022 includes an unrealized loss on the deal-contingent forward contracts related to the proposed Acquisition. Refer to Note 16 to the Consolidated Financial Statements for further discussion of the deal-contingent forward contracts.

Effective tax rate for the current-year quarter and first nine months of fiscal 2022 was lower than the comparable prior-year periods primarily due to an overall increase in discrete tax benefits. The fiscal 2022 effective tax rate is expected to be approximately 21.5 percent.

BUSINESS SEGMENT INFORMATION
Diversified Industrial Segment

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2022	2021	2022	2021
Net sales
North America	$2,015	$1,758	$5,615	$4,853
International	1,439	1,389	4,215	3,778
Operating income
North America	414	337	1,085	887
International	$298	$274	$881	$682
Operating margin
North America	20.5%	19.1%	19.3%	18.3%
International	20.7%	19.8%	20.9%	18.0%
Backlog	$4,446	$2,850	$4,446	$2,850

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year periods versus the comparable prior-year periods:

	Period Ending March 31, 2022
	Three Months	Nine Months
Diversified Industrial North America – as reported	14.6%	15.7%
Currency	0.1%	0.2%
Diversified Industrial North America – without currency[1]	14.5%	15.5%

Diversified Industrial International – as reported	3.6%	11.6%
Currency	(5.3)%	(2.5)%
Diversified Industrial International – without currency[1]	8.9%	14.1%

Total Diversified Industrial Segment – as reported	9.7%	13.9%
Currency	(2.3)%	(1.0)%
Total Diversified Industrial Segment – without currency[1]	12.0%	14.9%
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
Net Sales
Diversified Industrial North America - Sales increased 14.6 percent and 15.7 percent during the current-year quarter and first nine months of fiscal 2022, respectively. Currency exchange rates did not materially impact sales in the current-year quarter. In the first nine months of fiscal 2022, the effect of currency exchange rates increased sales by approximately $10 million. Excluding the effects of currency exchange rates, sales in the Diversified Industrial North American businesses increased 14.5 percent in the current-year quarter and 15.5 percent in the first nine months of fiscal 2022 when compared to prior-year levels primarily due to higher demand from distributors and end users across most markets, including the life sciences, construction, heavy-duty truck, farm and agriculture, engines, material handling, refrigeration and metal fabrication markets, partially offset by lower end-user demand in the power generation market. Additionally, end-user demand decreased in the machine tool and cars and light truck markets from the prior-year quarter and first nine months of fiscal 2021, respectively.

Diversified Industrial International - Sales increased 3.6 percent and 11.6 percent from the prior-year quarter and first nine months of fiscal 2021, respectively. The effect of currency exchange rates decreased sales by approximately $74 million and $96 million in the current-year quarter and first nine months of fiscal 2022, respectively. Excluding the effects of currency exchange rates, Diversified Industrial International sales increased 8.9 percent in the current-year quarter and 14.1 percent in the first nine months of fiscal 2022 from prior-year levels. Europe accounted for approximately 80 percent of the increase in sales during the current-year quarter, while both the Asia Pacific region and Latin America each contributed approximately 10 percent of the change. During the first nine months of fiscal 2022, the increase in sales was primarily related to Europe and the Asia Pacific region, which contributed approximately 65 percent and 30 percent of the increase, respectively, while Latin America accounted for the remainder of the change.
Within Europe, sales in the current-year quarter and first nine months of fiscal 2022 increased primarily due to higher demand from distributors and end users across most markets, including the construction, industrial machinery, machine tool, mining, material handling, heavy-duty truck, forestry and life sciences markets, partially offset by lower end-user demand in the cars and light truck, telecommunications, and power generation markets. In the first nine months of fiscal 2022, lower end-user demand in the oil and gas market partially offset the increase in sales. However, we experienced an increase in end-user demand within the oil and gas market during the current-year quarter.
Within the Asia Pacific region, sales in the current-year quarter and first nine months of fiscal 2022 increased primarily due to an increase in demand from distributors and end users in the semiconductor, refrigeration, and machine tool markets, partially offset by lower end-user demand in the engines and power generation markets. In the first nine months of fiscal 2022, we experienced higher end-user demand in the industrial machinery, construction and life sciences markets compared to the same prior-year period. In the current year-quarter, end-user demand decreased in the construction and life sciences markets.
Within Latin America, sales in the current-year quarter and first nine months of fiscal 2022 increased primarily due to higher demand from distributors and end users in the farm and agriculture, construction, mining, cars and light truck, heavy-duty truck and industrial machinery markets. In the first nine months of fiscal 2022, lower end-user demand in the life sciences market partially offset the increase in sales. However, we experienced an increase in end-user demand within the life sciences market during the current-year quarter.
Operating Margin
Diversified Industrial Segment operating margin increased in the current-year quarter and first nine months of fiscal 2022 within both the North American and International businesses primarily due to higher sales volume and benefits from continuous improvement initiatives, as well as price increases. These increases were partially offset by increased operating costs, including higher freight, material, and labor costs resulting from the ongoing disruption within the current supply chain environment and labor market. In addition, within the International businesses, operating margin in the current-year quarter and first nine months of fiscal 2022 benefited from savings related to prior-year restructuring actions.
Business Realignment
The following business realignment and acquisition integration charges are included in Diversified Industrial North American and Diversified Industrial International operating income:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2022	2021	2022	2021
Diversified Industrial North America	$1	$2	$3	$11
Diversified Industrial International	3	5	9	30

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
We anticipate that cost savings realized from the workforce reduction measures taken in the first nine months of fiscal 2022 will not materially impact operating income in fiscal 2022 or 2023. We expect to continue to take actions necessary to integrate acquisitions and structure appropriately the operations of the Diversified Industrial Segment. We currently anticipate incurring approximately $12 million of additional business realignment and acquisition integration charges in the remainder of fiscal 2022. However, continually changing business conditions could impact the ultimate costs we incur.

During the current-year quarter and first nine months of fiscal 2022, we also incurred $6 million of expense within the Diversified Industrial International businesses as a result of our exit of business operations in Russia. These charges primarily consist of write-downs of inventory and other working capital items.
Backlog
Diversified Industrial Segment backlog as of March 31, 2022 increased from the prior-year quarter due to orders exceeding shipments in both the North American and International businesses. Backlog in the North American and International businesses accounted for approximately 65 percent and 35 percent of the change, respectively. Within the International businesses, Europe, the Asia Pacific region and Latin America accounted for approximately 50 percent, 45 percent and five percent of the change, respectively.
As of March 31, 2022, Diversified Industrial Segment backlog increased compared to the June 30, 2021 amount of $3,239 million due to orders exceeding shipments in both the North American and International businesses. Backlog in the North American and International businesses accounted for approximately 70 percent and 30 percent of the change, respectively. Within the International businesses, the Asia Pacific region, Europe and Latin America accounted for approximately 55 percent, 40 percent and five percent of the increase, respectively.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Aerospace Systems Segment

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2022	2021	2022	2021
Net sales	$632	$599	$1,843	$1,758
Operating income	$119	$102	$352	$280
Operating margin	18.8%	17.1%	19.1%	15.9%
Backlog	$3,315	$3,335	$3,315	$3,335
Net Sales
Aerospace Systems Segment sales for the current-year quarter and first nine months of fiscal 2022 increased compared to the same prior-year periods primarily due to higher volume in the commercial original equipment manufacturer ("OEM") and aftermarket businesses, partially offset by lower military OEM and aftermarket volume.
Operating Margin
Aerospace Systems Segment operating margin increased during the current-year quarter and first nine months of fiscal 2022 primarily due to higher sales volume, favorable commercial aftermarket product mix, higher aftermarket profitability as well as lower engineering development expenses. These benefits were partially offset by challenges created by the ongoing inflationary environment, disruption within the supply chain and labor markets as well as unfavorable commercial OEM product mix.
Business Realignment
As the commercial aerospace markets are recovering, we do not intend to incur significant additional business realignment and acquisition integration charges in the remainder of fiscal 2022. However, continually changing business conditions could impact the ultimate costs we incur.
During the current-year quarter and first nine months of fiscal 2022, we also incurred $7 million of expense within the Aerospace Systems Segment as a result of our exit of business operations in Russia. These charges primarily consist of write-downs of inventory and other working capital items.

Backlog
Aerospace Systems Segment backlog as of March 31, 2022 decreased from the prior-year quarter primarily due to shipments exceeding orders in the military OEM and aftermarket businesses, partially offset by orders exceeding shipments in the commercial OEM and aftermarket businesses. Backlog increased from the June 30, 2021 amount of $3,264 million primarily due to orders exceeding shipments in the commercial OEM and aftermarket businesses, partially offset by shipments exceeding shipments in the military OEM and aftermarket businesses.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Corporate general and administrative expenses

	Three Months Ended		Nine Months Ended
(dollars in millions)	March 31,		March 31,
Expense (income)	2022	2021	2022	2021
Corporate general and administrative expense	$57	$48	$149	$124
Corporate general and administrative expense, as a percent of sales	1.4%	1.3%	1.3%	1.2%
Corporate general and administrative expenses increased in both the current-year quarter and first nine months of fiscal 2022 primarily due to higher net expense from the Company's deferred compensation plan and related investments, higher professional fees and related expenses as well as higher incentive compensation expense. These expenses were partially offset by lower pension expense and lower charitable contributions.
Other expense (income) (in the Business Segment Information) included the following:

	Three Months Ended		Nine Months Ended
(dollars in millions)	March 31,		March 31,
Expense (income)	2022	2021*	2022	2021*
Foreign currency transaction	$(9)	$(8)	$(27)	$(8)
Stock-based compensation	9	8	55	54
Pensions	(4)	6	(12)	16
Acquisition-related expenses	13	1	84	1
Loss on deal-contingent forward contracts	247	—	396	—
Loss (gain) on disposal of assets and divestitures	1	(6)	(8)	(108)
Russia liquidation	7	—	7	—
Other items, net	13	4	(6)	(10)
	$277	$5	$489	$(55)

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
Loss on deal-contingent forward contracts for the current-year quarter and first nine months of fiscal 2022 includes an unrealized loss on the deal-contingent forward contracts related to the proposed Acquisition. Refer to Note 16 to the Consolidated Financial Statements for further discussion of the deal-contingent forward contracts.
Loss (gain) on disposal of assets and divestitures for the prior-year quarter and first nine months of fiscal 2021 includes a gain on the sale of land of approximately $101 million.

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

Cash Flows
A summary of cash flows follows:

	Nine Months Ended
	March 31,
(dollars in millions)	2022	2021
Cash provided by (used in):
Operating activities	$1,548	$1,881
Investing activities	(126)	51
Financing activities	799	(2,216)
Effect of exchange rates	1	88
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,222	$(196)

Cash flows from operating activities for the first nine months of fiscal 2022 were $1,548 million compared to $1,881 million for the first nine months of fiscal 2021. This decrease of $333 million was primarily driven by increased working capital requirements of $157 million and a decrease in net income of $55 million in fiscal 2022 compared to the same prior-year period.
•Days sales outstanding relating to trade accounts receivable was 53 days at March 31, 2022, 50 days at June 30, 2021 and 52 days at March 31, 2021.
•Days supply of inventory on hand was 81 days at March 31, 2022, 75 days at June 30, 2021 and 77 days at March 31, 2021.
Cash flows from investing activities for the first nine months of fiscal 2022 and 2021 were impacted by the following factors:
•Net purchases of marketable securities of $2 million in fiscal 2022 compared to net maturities of marketable securities of $41 million in fiscal 2021.
•Capital expenditures of $159 million in fiscal 2022 compared to $136 million in the same prior-year period.
•Net proceeds from the sale of land of approximately $111 million in fiscal 2021.
Cash flows from financing activities for the first nine months of fiscal 2022 and 2021 were impacted by the following factors:
•Repurchases of 1.1 million common shares for $330 million during fiscal 2022.
•Term loan repayments of $1,210 million in fiscal 2021.
•Net commercial paper borrowings of $1,621 million in fiscal 2022 compared to net commercial paper repayments of $540 million in fiscal 2021.
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

Dividends
We declared a quarterly dividend of $1.03 per share on January 27, 2022, which was paid on March 4, 2022. Dividends have been paid for 287 consecutive quarters. Additionally, we declared a quarterly dividend of $1.33 on April 28, 2022, payable on June 3, 2022, increasing our annual dividend per share paid to shareholders for 66 consecutive fiscal years.
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
Liquidity
Cash, comprised of cash and cash equivalents and marketable securities and other investments, includes $435 million and $467 million held by the Company's foreign subsidiaries at March 31, 2022 and June 30, 2021, respectively. The Company does not permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested.
We are currently authorized to sell up to $3,000 million of short-term commercial paper notes. During October 2021, we issued $2,126 million of commercial paper to finance the proposed Acquisition. Refer to the Strategic Acquisitions section below for further discussion. As of March 31, 2022, $1,621 million of commercial paper notes were outstanding, and the largest amount of commercial paper notes outstanding during the current-year quarter was $2,150 million.
The Company has a line of credit through a multi-currency revolving credit agreement with a group of banks. During August 2021, we amended the existing credit agreement, increasing its capacity from $2,500 million to $3,000 million, by exercising the accordion feature. At March 31, 2022, $1,379 million was available. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the agreement. The credit agreement expires in September 2024; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which may result in changes to the current terms and conditions of the credit agreement. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement, nor would it accelerate the repayment of any outstanding borrowings. Refer to Note 14 to the Consolidated Financial Statements for further discussion.
We primarily utilize unsecured medium-term notes and senior notes to meet our financing needs and we expect to continue to borrow funds at reasonable rates over the long term. Refer to the Cash flows from financing activities section above and Note 14 to the Consolidated Financial Statements for further discussion.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at March 31, 2022, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At March 31, 2022, the Company's debt to debt-shareholders' equity ratio was 0.48 to 1.0. We are in compliance and expect to remain in compliance with all covenants set forth in the credit agreement and indentures.
Our goal is to maintain an investment-grade credit profile. The rating agencies periodically update our credit ratings as events occur. At March 31, 2022, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	BBB+
Moody's Investors Services, Inc.	Baa1
Standard & Poor's	BBB+

Strategic Acquisitions
On August 2, 2021, the Company announced that it reached an agreement on the terms of a recommended cash acquisition of the entire issued and to be issued ordinary share capital of Meggitt for 800 pence per share, or approximately £6,263 million based on issued share capital at March 31, 2022. We intend to fund the proposed Acquisition with cash and new debt. The proposed Acquisition received the European Commission's clearance on April 11, 2022, conditional on full compliance with commitments offered by the Company, including a commitment to divest its wheel and brake business within the Aerospace Systems Segment. The proposed Acquisition remains subject to customary closing conditions, including further regulatory clearances.
In connection with the proposed Acquisition, the Company entered into a Bridge Credit Agreement on August 2, 2021. Under the Bridge Credit Agreement, the lenders committed to provide senior, unsecured financing in the aggregate principal amount of £6,524 million at August 2, 2021. As permanent financing for the proposed Acquisition is secured, the principal amount of the Bridge Credit Agreement is reduced. At March 31, 2022, the aggregate principal amount was £3,200 million. Any borrowings made under the Bridge Credit Agreement would mature 364 days from the initial funding date. The commitments are intended to be drawn to finance the proposed Acquisition only to the extent that we do not arrange for alternative financing prior to closing.
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
During October 2021, we issued $2,126 million of commercial paper. We used the net proceeds and cash on hand to deposit a total of $2,272 million into the escrow account designated for the proposed Acquisition. At March 31, 2022, the balance in the escrow account of $2,487 million is recorded as restricted cash on our Consolidated Balance Sheet within the prepaid expenses and other caption.
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
•local and global political and economic conditions, including the Russia-Ukraine war and its residual effects;
•inability to obtain, or meet conditions imposed for, required governmental and regulatory approvals;
•government actions and natural phenomena such as floods, earthquakes, hurricanes and pandemics;
•increased cybersecurity threats and sophisticated computer crime; and
•success of business and operating initiatives.

The Company makes these statements as of the date of the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and undertakes no obligation to update them unless otherwise required by law.

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

As discussed elsewhere in this report, the future impacts of the Russia-Ukraine war and the COVID-19 pandemic and their residual effects, including economic uncertainty, inflationary environment and disruption within the global supply chain, labor markets and aerospace industry, on our business remain uncertain. As we cannot anticipate the ultimate duration or scope of the Russia-Ukraine war and the COVID-19 pandemic, the ultimate financial impact to our results cannot be reasonably estimated, but could be material.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. In response to the COVID-19 pandemic, many of our team members have been working remotely. While there were no material changes in our internal control over financial reporting during the quarter ended March 31, 2022, we are continually monitoring and assessing the changing business environment resulting from the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Unregistered Sales of Equity Securities. Not applicable.
(b)Use of Proceeds. Not applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2022 through January 31, 2022	50,800	$319.34	50,800	8,716,372
February 1, 2022 through February 28, 2022	49,700	$304.83	49,700	8,666,672
March 1, 2022 through March 31, 2022	65,122	$285.99	65,122	8,601,550
Total:	165,622		165,622

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

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

10(a)	Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan, as Amended and Restated, effective as of January 27, 2022.*

10(b)	Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance Bonus Plan, as Amended and Restated, effective as of January 27, 2022.*

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
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three and nine months ended March 31, 2022 and 2021, (ii) Consolidated Statement of Comprehensive Income for the three and nine months ended March 31, 2022 and 2021, (iii) Consolidated Balance Sheet at March 31, 2022 and June 30, 2021, (iv) Consolidated Statement of Cash Flows for the nine months ended March 31, 2022 and 2021, and (v) Notes to Consolidated Financial Statements for the nine months ended March 31, 2022.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Todd M. Leombruno
Todd M. Leombruno
Executive Vice President and Chief Financial Officer

Date:	May 6, 2022