Form 10-K
period 2022-06-30
PARKER HANNIFIN CORP
filed 2022-08-24
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2021: $40,873,444,310.
The number of Common Shares outstanding on July 31, 2022 was 128,402,997.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders, to be held on October 26, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PARKER-HANNIFIN CORPORATION
FORM 10-K
Fiscal Year Ended June 30, 2022
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
Our manufacturing, service, sales, distribution and administrative facilities are located in 37 states within the United States and in 44 other countries. We sell our products as original and replacement equipment through sales and distribution centers worldwide. We market our products through direct-sales employees, independent distributors and sales representatives. We supply products to approximately 527,000 customers in virtually every significant manufacturing, transportation and processing industry.
We have two reporting segments: Diversified Industrial and Aerospace Systems. During 2022, our technologies and systems were used in the products of these two reporting segments. For 2022, the Company's net sales were $15.9 billion. Diversified Industrial Segment products accounted for 84 percent and Aerospace Systems Segment products accounted for 16 percent of those net sales.
Markets
Our technologies and systems are used across industries and in various applications. The approximately 527,000 customers who purchase Parker products are found in almost every significant manufacturing, transportation and processing industry. No single customer accounted for more than two percent of our total net sales for the year ended June 30, 2022.

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

Engineered Materials Group:	• Aerospace • Agriculture • Chemical processing • Construction • Defense • Information technology • Life sciences	• Microelectronics • Oil & gas • Power generation • Renewable energy • Telecommunications • Transportation • Truck & bus

Filtration Group:	• Aerospace & defense • Agriculture • Clean & Renewable Energy • Construction • Food & beverage • Heating, ventilation & air conditioning (HVAC) • Industrial plant & equipment • Life sciences	• Marine • Mining • Oil & gas • Power generation • Renewable energy • Medium & Heavy Duty Truck • Water purification

Fluid Connectors Group:	• Aerial lift • Agriculture • Bulk chemical handling • Construction • Food & beverage • Forestry • Industrial machinery	• Life sciences • Material handling • Mining • Oil & gas • Renewable energy • Transportation

Instrumentation Group:	• Air conditioning • Alternative fuels • Analytical • Chemical • Food & beverage • Life sciences	• Microelectronics • Oil & gas • Refining • Refrigeration • Transportation

Motion Systems Group:	Mobile: • Agriculture • Construction • Marine • Material handling • Military • Transportation • Truck & bus • Turf	Industrial: • Distribution • General machinery • Machine tool • Mining • Oil & gas • Power generation • Semiconductor

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

Principal Products and Methods of Distribution
We offer hundreds of thousands of individual part numbers, and no single product contributed more than one percent to our total net sales for the year ended June 30, 2022. Listed below are some of our principal products.
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
•    Rubber-to-substrate adhesives
•    Specialty chemicals
•    Structural adhesives
•    Thermal management
•    Wireless sensing systems

Filtration Group: filters, systems and diagnostics solutions to ensure purity in critical process chemicals and to remove contaminants from fuel, air, oil, water and other liquids and gases, including:

•    Aerospace filters & systems
•    Air pollution control & dust collection systems & filters
•    Compressed air & gas treatment solutions
•    Engine fuel, oil, air & closed crankcase ventilation filtration systems
•    Filtration & purification systems
•    Fluid condition monitoring systems
•    Gas turbine air inlet filters
•    Heating, ventilation & air conditioning filters
•    Hydrogen and alternative energy filters

•    Hydraulic & lubrication filters & systems
•    Industrial & analytical gas generators
•    Membrane, fiber, & sintered metal filters
•    Natural gas filters
•    Process liquid, air & gas filters
•    Sterile air filters
•    Water purification filters & systems

Fluid Connectors Group: connectors, which control, transmit and contain fluid, including:

• Ball & check valves • Diagnostic and sensors • Hose couplings • Hose crimpers • Industrial hose • Low pressure fittings & adapters	• Polytetrafluoroethylene (PTFE) hose & tubing • Quick couplings • Elastomeric & thermoplastic hose • Tube fittings & adapters • Tubing & plastic fittings

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
•    Electric actuators & positioners
•    Electric motors & gearheads
•    Electronic displays & HMI
•    IoT
•    Joysticks
•    Sensors
•    Software

Diversified Industrial Segment products include standard products, as well as custom products which are engineered and produced to OEM specifications for application to particular end products. Standard and custom products are also used in the replacement of original products. We market our Diversified Industrial Segment products primarily through field sales employees and approximately 17,100 independent distributor locations throughout the world.
Beginning July 1, 2022, the Company began the consolidation of the Fluid Connectors and Instrumentation Groups. The newly consolidated group will continue to serve the major markets and offer the principal products provided by the former Fluid Connectors and Instrumentation Groups, as described above. This new group is designed to leverage the strength of Parker's fluid and gas handling, process control and climate control technologies into a single organization that can better address the emerging needs of customers across common end markets and applications. The realignment is expected to bring added growth opportunities and is a further step towards organizational simplification and alignment.
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
In the Diversified Industrial Segment, Parker competes on the basis of product quality and innovation, customer experience, manufacturing and distribution capability, and price competitiveness. We believe that we are one of the market leaders in most of the major markets for our most significant Diversified Industrial Segment products. We have comprehensive motion and control packages for the broadest systems capabilities. While our primary global competitors include Bosch Rexroth AG, Danaher Corporation, Danfoss A/S, Donaldson Company, Inc., Emerson Climate Technologies, Inc., Emerson/ASCO, Festo AG & Co., Freudenberg-NOK, Gates Corporation, IMI/Norgren, SMC Corporation, Swagelok Company, and Trelleborg AB, none of these businesses compete with every group or product in our Diversified Industrial Segment.
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
Patents, Trademarks, Copyrights, Trade Secrets, Licenses
We own a number of patents, trademarks, copyrights, trade secrets and licenses related to our products. We also have exclusive and non-exclusive rights to use patents, trademarks, copyrights and trade secrets owned by others. In addition, patent and trademark applications are pending, although there can be no assurance that further patents and trademarks will be issued. We do not depend on any single patent, trademark, copyright, trade secret or license or group of patents, trademarks, copyrights, trade secrets or licenses to any material extent.
Backlog and Seasonal Nature of Business
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. Our backlog by business segment for the past two years is included in Part II, Item 7 of this Annual Report on Form 10-K and is incorporated herein by reference. Our backlog was $7.9 billion at June 30, 2022 and $6.5 billion at June 30, 2021. Approximately 88 percent of our backlog at June 30, 2022 is scheduled for delivery in the succeeding twelve months. Because of the breadth and global scope of our business, our overall business is generally not seasonal in nature.

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
As of June 30, 2022, Parker was involved in environmental remediation at various U.S. and non-U.S. manufacturing facilities presently or formerly operated by us and as a "potentially responsible party," along with other companies, at off-site waste disposal facilities and regional sites.
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
Our reserve for environmental matters is discussed in Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Government Regulation
In addition to the environmental regulations discussed above, we are subject to various federal, state, local, and foreign government regulations relating to the development, manufacture, marketing, sale and distribution of our products and services in the countries where we conduct business. Compliance with these laws and regulations often requires the dedication of time and effort of our team members, as well as financial resources. Additional information about the impact of government regulations on our business is included in “Item 1A. “Risk Factors.”
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
Acquisitions
The Company made no acquisitions in 2022. On August 2, 2021, the Company announced that it reached an agreement on the terms of a recommended cash acquisition (the "Acquisition") of the entire issued and to be issued ordinary share capital of Meggitt plc ("Meggitt"). The proposed Acquisition and prior year acquisitions are discussed in Note 3 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

Human Capital Management

At Parker, we align employment levels with the global needs of our business and our customers. As of June 30, 2022, we employed approximately 55,090 persons that we refer to as “team members,” of whom approximately 27,890 were employed by foreign subsidiaries.

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

Safety
The safety and well-being of Parker team members is our highest priority. Our safety goal is simple: to achieve an incident-free workplace. We have reduced our Recordable Incident Rate by 72% and our Lost Time Incident Rate by 44% from fiscal year 2015 through fiscal year 2022. In fiscal year 2022, the recordable incident rate per 100 team members was 0.39, compared to a recordable incident rate of 0.40 in fiscal year 2021. Our Lost Time Incident Rate in fiscal year 2022 was 0.15, compared to 0.14 per 100 team members in fiscal year 2021 (rates inclusive of recent acquisitions).

Building on the great progress we have made, in 2021 we established new long-term safety goals. We intend to reach our goal of zero recordable incidents by 2030 through our continued focus on team member engagement and accountability, coupled with a strong framework of systems and procedures.

To help support this goal we adopted eight standards aimed at preventing serious safety incidents or an environmental impact. We also developed a new field safety program that provides guidance for team members working outside our facilities to help them identify or anticipate safety risks. Further, for leading indicator corrective action we leverage a globally deployed Gensuite® operating platform in which proactive corrective action is managed and monitored and data analytics are employed to look for trends that can be proactively addressed to eliminate potential injury risk.

We engage team members in improving safety performance through High Performance Teams ("HPTs"). All Parker manufacturing locations have an active, chartered Safety HPT and every value stream has a representative who is responsible for safety within their area of the business. This ownership culture at the manufacturing level is an integral component of our safety program.

Engaged People

Engagement directly influences business performance. We strongly believe in empowering our team members to think as owners and take action to improve their areas of the business. Engagement is deeply ingrained in our culture, and as an overarching goal of The Win Strategy it is key to achieving top quartile financial performance.

Parker activates engagement through our HPTs, which apply the expertise and perspective of team members who are closest to the product and customer to drive improvement throughout the company. Approximately 90% of our people participate in these teams, and more than 6,500 HPTs have already been established worldwide. We closely track our progress toward support of a high performing work environment through our Global Engagement Survey. Our fiscal year 2022 survey achieved a 91% response rate with an overall engagement score of 73%, a score which exceeds our key benchmarking data by 2%.

Talent Development

We have a well-defined talent development program managed through our Talent Central system, which connects all business units globally on a common platform and provides team members with visibility to skill development, career planning and learning opportunities. This shared platform is the catalyst for talent management at Parker.

Our review process enables us to assess talent globally, from early-in-career roles through senior leaders. This review facilitates the identification of key talent and allows us to build meaningful development plans and align career growth opportunities. The talent process is also supported by our Integrated Career System program which illustrates career paths for various roles and the steps to advance through the organization.

Supplementing the talent development process are Parker’s learning offerings, which help team members expand their professional skills and take ownership of their learning and development. Examples of center-led programs are our annual ethics and compliance training and cyber security training that all team members are required to complete, in addition to programs for developing supervisory and leadership skills. Functional-specific programs include HPT training, lean bootcamps and kaizen event orientations. Local and regional training includes site safety, equipment safety and site quality requirements.

In addition to formal training programs, there are a host of development tools available which include mentoring relationships, coaching and feedback, job shadowing, project bubble assignments and other stretch projects.

Diversity, Equity and Inclusion ("DEI")

An inclusive environment is a core tenet of Parker’s values and one of our key measures of success within The Win Strategy. Throughout our history, we have been committed to building a welcoming and inclusive workplace that respects every team member’s unique perspective. Our team members come from a diverse range of personal and professional backgrounds, and their collective talent and expertise is the driving force behind the growth and success we have achieved. Our Commitment to DEI starts with our leadership and is reflected in our CEO’s statement: Continually Build Upon the Diversity, Equity and Inclusion of Our Global Team to be Reflective of the Communities in Which We Do Business.

A component of our DEI focus is to support the development and deployment of Business Resource Groups ("BRGs").
In 2015, we launched Peer W, our first BRG focused on supporting the recruitment, development and retention of women at Parker. Peer W has grown into a well-developed global network of 24 local chapters and established a Mentoring Circles program in 2020. In 2021, we introduced and launched two additional BRGs which are the Nia Network, supporting the attraction, development and retention of Black team members, and Parker Next, dedicated to our team members’ professional growth and personal development.

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
Our net sales derived from customers outside the United States were approximately 39 percent in 2022, 40 percent in 2021 and 37 percent in 2020. In addition, many of our manufacturing operations and suppliers are located outside the United States. The Company expects net sales from non-U.S. markets to continue to represent a significant portion of its total net sales. Our non-U.S. operations are subject to risks in addition to those facing our domestic operations, including:
•fluctuations in currency exchange rates and/or changes in monetary policy;
•public health crises, including pandemics;
•limitations on ownership and on repatriation of earnings;
•transportation delays and other supply chain disruptions;
•political, social and economic instability and disruptions, including armed conflicts;
•government embargoes, sanctions or trade restrictions;
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
Increased cybersecurity threats and more sophisticated and targeted computer crime have posed and could continue to pose a risk to our information technology systems and a disruption to or breach in the security of such systems, if material, could have adverse effects on our result of operations and financial condition.
We rely extensively on information technology systems to manage and operate our business, some of which are managed by third parties. The security and functionality of these information technology systems, and the processing of data by these systems, are critical to our business operations. If these systems, or any part of the systems, are damaged, intruded upon, attacked, shutdown or cease to function properly (whether by planned upgrades, force majeure, telecommunications failures, criminal acts, including hardware or software break-ins or extortion attempts, or viruses, or other cybersecurity incidents) and we suffer any resulting interruption in our ability to manage and operate our business or if our products are affected, our results of operations and financial condition could be materially adversely affected. Additionally, certain of our employees work remotely at times, which may increase our vulnerability to cyber and other information technology risks. In addition to existing risks, any adoption or deployment of new technologies via acquisitions or internal initiatives may increase our exposure to risks, breaches, or failures, which could materially adversely affect our results of operations or financial condition. Furthermore, the Company has access to sensitive, confidential, or personal data or information that is subject to privacy and security laws, regulations, or other contractually-imposed controls. Despite our use of reasonable and appropriate controls, security breaches, theft, misplaced, lost or corrupted data, programming, or employee errors and/or malfeasance have led and could in the future lead to the compromise or improper use of such sensitive, confidential, or personal data or information. Such events may result in possible negative consequences, such as fines, ransom demands, penalties, failure to comply with laws governing sensitive data, loss of reputation, intellectual property, competitiveness or customers, increased security and compliance costs or other negative consequences. Further, the amount of insurance coverage that we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity incident. Depending on the nature and magnitude of these events, they may have an adverse impact on our results of operations or financial condition.
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
The COVID-19 pandemic, along with the response to the pandemic by governmental and other actors, has disrupted our operations and is expected to continue to negatively impact our operations in the future, which impact may be material. We have experienced, and may continue to experience, mandatory and voluntary facility closures in certain jurisdictions in which we operate. Furthermore, several of our customers temporarily suspended their operations and we have experienced less demand for our products. Disruptions to our customers in the aerospace industry, which is facing diminished demand, have been and may continue to be challenging. Additionally, the COVID-19 outbreak has, and could further, disrupt our supply chain. Facility closures or other restrictions, as well as supply chain disruptions, could materially adversely affect our ability to adequately staff, supply or otherwise maintain our operations. Moreover, because certain of our employees work remotely at times, we may be subject to increased vulnerability to cyber and other information technology risks. We have modified, and may further modify, our business practices in response to the risks and negative impacts associated with the COVID-19 pandemic. However, there can be no assurance that these measures will be temporary or successful.
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
We may be required to make material expenditures in order to comply with environmental laws and regulations, and climate change and legal or regulatory measures to address climate change may negatively impact our business.
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
In addition, increased worldwide focus on climate change issues has led to legislative and regulatory efforts to limit greenhouse gas emissions. Increased regulation of greenhouse gas emissions and other climate change concerns could subject us to additional costs and restrictions, including increased energy and raw material costs. We are not able to predict how such regulations would affect our business, operations or financial results, but increased regulation could have a material adverse effect on our business, operations and financial condition.
Further, climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our operations. Extreme weather events linked to climate change, including hurricanes, flooding, wildfires, high heat and water scarcity, among others, create physical risks to our operating locations and supply chains. Although we are working towards and intend to meet our goal of making our own operations carbon neutral by 2040, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which any of our climate-related goals will be achieved, or that any future investments we make in furtherance of achieving our goals will meet customer expectations and needs, investor expectations or market standards regarding sustainability performance.

Strategic Transactions Risks

We are subject to risks relating to the pending acquisition of Meggitt.

On August 2, 2021, we announced our proposed acquisition of Meggitt. Meggitt is a leader in design, manufacturing and aftermarket support of technologically differentiated systems and equipment in aerospace, defense and selected energy markets.

The proposed acquisition of Meggitt would expand the size of our Aerospace Systems Segment relative to our other segment, increasing our susceptibility to conditions in the end markets served by our Aerospace Systems Segment. There are numerous risks and uncertainties associated with the proposed acquisition, including:

•completion of the acquisition is subject to a number of conditions, some of which are outside of our control. Among these conditions are the receipt of certain regulatory approvals, including the expiration or termination of any applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended;

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
•we have substantially increased our indebtedness to pay for the Acquisition and other related fees and expenses;
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
We are subject to income taxes in the U.S. and various non-U.S. jurisdictions. Our domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. Our future financial condition and cash flow could be adversely affected by changes in effective tax rate as a result of changes in tax laws and judicial or regulatory interpretation thereof, the mix of earnings in countries with differing statutory tax rates, changes in overall profitability, changes in U.S. generally accepted accounting principles ("GAAP"), or changes in the valuation of deferred tax assets. In addition, the amount of income taxes paid by the Company is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from estimated amounts, future financial results may include unfavorable adjustments to the Company’s tax liabilities, which could have a material adverse effect on the Company’s financial condition and cash flow.
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
Protecting our intellectual property is critical to our innovation efforts. We own a number of patents, trade secrets, copyrights, trademarks, trade names and other forms of intellectual property related to our products and services throughout the world and in the operation of our business. We also have exclusive and non-exclusive rights to intellectual property owned by others. Our intellectual property may be challenged, stolen or otherwise infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. In addition, the global nature of our business increases the risk that our intellectual property may be subject to infringement, theft or other unauthorized use or disclosure by others. In some cases, our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are inadequate or undeveloped. And the cost of enforcing our rights may be significant. Unauthorized use or disclosure of our intellectual property rights or our inability to protect our intellectual property rights could lead to reputational harm and/or adversely impact our competitive position and results of operations.
ITEM 1B. Unresolved Staff Comments. None.
ITEM 1C. Information about our Executive Officers.
Our executive officers as of August 15, 2022, were as follows:

Name	Position	Officer Since(1)	Age as of 8/15/22
Thomas L. Williams	Chairman of the Board, Chief Executive Officer and Director	2005	63
Lee C. Banks	Vice Chairman and President and Director	2001	59
Jennifer A. Parmentier	Chief Operating Officer	2015	55
Todd M. Leombruno	Executive Vice President and Chief Financial Officer	2017	52
Mark J. Hart	Executive Vice President – Human Resources & External Affairs	2016	57
Rachid Bendali	Vice President and President – Engineered Materials Group	2022	45
William R. "Skip" Bowman	Vice President and President - Instrumentation Group	2016	64
Berend Bracht	Vice President and President – Motion Systems Group	2021	56
Mark T. Czaja	Vice President - Chief Technology and Innovation Officer	2021	60
Angela R. Ives	Vice President and Controller	2021	49
Thomas C. Gentile	Vice President – Global Supply Chain	2017	50
Joseph R. Leonti	Vice President, General Counsel and Secretary	2014	50
Robert W. Malone	Vice President and President – Filtration Group	2014	58
Dinu J. Parel	Vice President and Chief Digital and Information Officer	2018	41
Andrew D. Ross	Vice President and President – Fluid Connectors Group	2012	55
Roger S. Sherrard	Vice President and President – Aerospace Group	2003	56
(1)Executive officers are elected by the Board of Directors to serve for a term of one year or until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Williams, Banks, Bowman, Gentile, Hart, Leonti, Malone, Ross and Sherrard have served in the executive capacities indicated above during each of the past five years.
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
Mr. Bendali has been Vice President and President of the Engineered Materials Group since August 2022. He joined the Company as part of the LORD acquisition in October 2019, when he was named General Manager of the Noise, Vibration and Harshness Division. In September 2021, he was named Vice President of Operations for the Engineered Materials Group with responsibility for multiple divisions. Prior to joining Parker, in 2015 he became leader of LORD's global Aerospace and Defense commercial function based in Cary, North Carolina and was later named Vice President with responsibility for Aerospace and Defense sales, marketing and programs. Lord is a diversified technology and manufacturing company developing highly reliable adhesives and coatings as well as vibration and motion control technologies.
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
Mr. Malone has been Vice President and President of the Filtration Group since December 2014. He was Vice President - Operations of the Filtration Group from January 2013 to December 2014. He is also a Director of The Manitowoc Company.
Mr. Parel has been Vice President and Chief Digital and Information Officer since October 2020. He was Vice President and Chief Information Officer from October 2018 to October 2020. He was Vice President and Chief Information Officer at Dover Corporation from May 2016 through October 2018. Dover is a diversified global manufacturer that delivers equipment and components, consumable supplies, aftermarket parts, software and digital solutions and support services.
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
ITEM 2. Properties. Our corporate headquarters is located in Cleveland, Ohio, and, at June 30, 2022, the Company maintained approximately 305 manufacturing plants. We also maintain various sales and administrative offices and distribution centers throughout the world. None of these manufacturing plants, administrative offices or distribution centers are individually material to our operations. The facilities are situated in 37 states within the United States and in 44 other countries. We own the majority of our manufacturing plants, and our leased properties primarily consist of sales and administrative offices and distribution centers.

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
ITEM 4. Mine Safety Disclosures. Not applicable.
PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)Market for the Registrant’s Common Equity. The Company’s common stock is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "PH". As of July 31, 2022, the number of shareholders of record of the Company was 3,236.
(b)Use of Proceeds. Not Applicable.
(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 through April 30, 2022	57,100	$278.79	57,100	8,544,450
May 1, 2022 through May 31, 2022	63,000	$267.56	63,000	8,481,450
June 1, 2022 through June 30, 2022	66,288	$259.79	66,288	8,415,162
Total	186,388		186,388
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
•potential labor disruptions or shortages;
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
•government actions and natural phenomena such as pandemics, floods, earthquakes, hurricanes or other natural phenomena that may be related to climate change;
•increased cyber security threats and sophisticated computer crime; and
•success of business and operating initiatives.

The Company makes these statements as of the date of the filing of its Annual Report on Form 10-K for the year ended June 30, 2022, and undertakes no obligation to update them unless otherwise required by law.

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
Recent events impacting our business include the Russia-Ukraine war and COVID-19 pandemic and their residual effects, including the inflationary cost environment as well as disruption within the global supply chain, labor markets and aerospace industry. In compliance with international sanctions, we immediately suspended all shipments to and from Russia and, in March 2022, we closed our office and warehouse facility in Moscow. We do not expect our exit of business operations in Russia to materially impact future business, operations or financial results.
Despite disruption within the aerospace industry, including ongoing travel restrictions, commercial aerospace demand is beginning to recover. We are managing the challenging supply chain environment through our "local for local" manufacturing strategy, ongoing supplier management process, and broadened supply base. We are also managing the inflationary cost environment through a variety of cost and pricing measures, including continuous improvement and lean initiatives. Additionally, we are strategically managing our workforce and discretionary spending. At the same time, we are appropriately addressing the ongoing needs of our business so that we may continue to serve our customers.

We continue to prioritize the safety of our team members. To minimize the spread of COVID-19 in our workplaces, we implemented heightened prevention, screening and hygiene protocols. Our actions have varied depending on the spread of COVID-19 in the communities in which we operate, applicable government requirements and the needs of our employees, customers and business.
Over the long term, the extent to which our business and results of operations will be impacted by the economic and political uncertainty resulting from the Russia-Ukraine war and the COVID-19 pandemic depends on future developments that remain uncertain. These developments include the duration of the supply chain and labor market constraints, the severity and duration of the Russia-Ukraine war and related sanctions, distribution and continuing effectiveness of vaccines, the severity and spread of COVID-19 and its variants and mitigating actions by government authorities. Additionally, while these events and other global economic factors have led to an increased inflationary environment, we will continue to monitor and manage inflation to minimize its impact on our business, operations, and financial results.
As previously announced, on March 14, 2022, we detected that an unauthorized party gained access to our systems. After securing our network and concluding our investigation, we found that the data exfiltrated during the incident included personal information of our team members. We have notified individuals whose personal information was involved and offered them credit monitoring services. We have also provided notification regarding the incident to the appropriate regulatory authorities. A consolidated class action lawsuit has been filed in the United States District Court for the Northern District of Ohio against the Company over the incident. Based on our ongoing assessments, the incident has not had a significant financial or operational impact and has not had a material impact on our business, operations or financial results.
The discussion below is structured to separately discuss the Consolidated Statement of Income, Business Segments, and Liquidity and Capital Resources. The term "year" and references to specific years refer to the applicable fiscal year. Discussion of the 2020 financial statements is included in Part II, Item 7 of the Company's 2021 Annual Report on Form 10-K.
CONSOLIDATED STATEMENT OF INCOME

The Consolidated Statement of Income summarizes the Company's operating performance. The discussion below compares the operating performance in 2022 and 2021.

(dollars in millions)	2022	2021
Net sales	$15,862	$14,348
Gross profit margin	28.2%	27.2%
Selling, general and administrative expenses	$1,627	$1,527
Selling, general and administrative expenses, as a percent of sales	10.3%	10.6%
Interest expense	$255	$250
Other expense (income), net	985	(17)
Gain on disposal of assets	(7)	(109)
Effective tax rate	18.5%	22.3%
Net income attributable to common shareholders	$1,316	$1,746
Net sales in 2022 increased from the 2021 amount due to higher volume in both the Diversified Industrial and Aerospace Systems Segments. The effect of currency rate changes decreased net sales in 2022 by approximately $255 million, substantially all of which is attributable to the Diversified Industrial International businesses.
Gross profit margin (calculated as net sales less cost of sales, divided by net sales) increased in 2022 primarily due to higher margins in both the Aerospace Systems and Diversified Industrial Segments. The increase in gross profit margin is primarily due to higher sales volume and benefits from continuous improvement initiatives, as well as price increases, partially offset by increased freight, material and labor costs resulting from the ongoing inflationary environment and disruption within the global supply chain and labor markets. Cost of sales included net foreign currency transaction gains of $40 million and $11 million in 2022 and 2021, respectively. Cost of sales also included business realignment and acquisition integration charges of $9 million in 2022 compared to $35 million in 2021.
Selling, general and administrative expenses ("SG&A") increased in 2022 primarily due to acquisition-related transaction costs of $44 million as well as higher net expense from the Company's deferred compensation plan and related investments and higher professional fees and related expenses. SG&A also included business realignment and acquisition integration charges of $10 million and $23 million in 2022 and 2021, respectively.

Interest expense in 2022 increased primarily due to higher average debt outstanding, partially offset by lower average interest rates.
Other expense (income), net included the following:

(dollars in millions)	2022	2021
Expense (income)
Income related to equity method investments	$(76)	$(41)
Non-service components of retirement benefit cost	4	49
Acquisition-related financing fees	52	—
Loss on deal-contingent forward contracts	1,015	—
Russia liquidation	8	—
Other items, net	(18)	(25)
	$985	$(17)
Acquisition-related financing fees in 2022 relate to the bridge credit agreement (the "Bridge Credit Agreement") fees associated with the proposed Acquisition. Refer to Notes 3 and 10 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
Loss on deal-contingent forward contracts in 2022 includes an unrealized loss on the deal-contingent forward contracts related to the proposed Acquisition. Refer to Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
Gain on disposal of assets in 2021 primarily consists of a gain of $101 million on the sale of land.
Effective tax rate in 2022 was lower than 2021 primarily due to an overall increase in discrete tax benefits.
BUSINESS SEGMENT INFORMATION
The Business Segment information presents sales and operating income on a basis that is consistent with the manner in which the Company's various businesses are managed for internal review and decision-making.
Diversified Industrial Segment

(dollars in millions)	2022	2021
Net Sales
North America	$7,703	$6,676
International	5,639	5,284
Operating income
North America	1,515	1,247
International	$1,178	$988
Operating income as a percent of sales
North America	19.7%	18.7%
International	20.9%	18.7%
Backlog	$4,510	$3,239

The Diversified Industrial Segment operations experienced the following percentage changes in net sales:

2022
Diversified Industrial North America – as reported	15.4%
Currency	0.1%
Diversified Industrial North America – without currency[1]	15.3%

Diversified Industrial International – as reported	6.7%
Currency	(4.9)%
Diversified Industrial International – without currency[1]	11.6%

Total Diversified Industrial Segment – as reported	11.6%
Currency	(2.0)%
Total Diversified Industrial Segment – without currency[1]	13.6%
1The above presentation reconciles the percentage changes in net sales of the Diversified Industrial Segment reported in accordance with U.S. GAAP to percentage changes in net sales adjusted to remove the effects of currency exchange rates (a non-GAAP measure). The effects of currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.
Net Sales
Diversified Industrial North America - Sales in 2022 for the Diversified Industrial North American businesses increased 15.4 percent from 2021. The effect of currency exchange rates increased sales by approximately $7 million. Excluding the effect of currency rate changes, sales in 2022 for the Diversified Industrial North American businesses increased 15.3 percent from prior-year levels reflecting higher demand from distributors and end users in virtually all markets, including, the farm and agriculture, life sciences, heavy-duty truck, construction equipment, engines, refrigeration, material handling, metal fabrication, and semiconductor markets.
Diversified Industrial International - Sales in the Diversified Industrial International businesses increased 6.7 percent in 2022. The effect of currency rate changes decreased sales by $256 million, reflecting the strengthening of the U.S. dollar primarily against currencies in the Eurozone countries, Turkey and Japan. Excluding the effect of currency rate changes, sales in 2022 for the Diversified Industrial International businesses increased 11.6 percent from 2021 levels. During 2022, Europe, the Asia Pacific region, and Latin America accounted for approximately 70 percent, 20 percent, and 10 percent, respectively, of the increase in sales.
Within Europe, the increase in sales was primarily due to higher demand from distributors and end users in the construction equipment, heavy-duty truck, industrial machinery, life sciences, machine tool, mining, material handling, engines, and forestry markets, partially offset by a decrease in end-user demand in the cars and light trucks, semiconductor, telecommunications, and oil and gas markets.
Within the Asia Pacific region, the increase in sales was primarily due to higher demand from distributors and end users in the semiconductor, refrigeration, industrial machinery, life sciences, and machine tool markets, partially offset by a decrease in end-user demand in the engines, power generation, heavy-duty truck, railroad equipment, and material handling markets.
Within Latin America, the increase in sales was primarily due to higher demand from distributors and end users in the farm and agriculture, cars and light trucks, mining, heavy-duty truck, construction equipment, and industrial machinery markets, partially offset by a decrease in end-user demand in the power generation and life sciences markets.
Operating Margin
Operating margins in 2022 increased in both the North American and International businesses primarily due to higher sales volume and benefits from continuous improvement initiatives, as well as price increases. These increases were partially offset by increased operating costs, including higher freight, material, and labor costs resulting from the ongoing disruption within the current supply chain environment and labor market. In addition, within the International businesses, operating margin in 2022 benefited from savings related to prior-year restructuring actions.

Business Realignment
The following business realignment and acquisition integration charges are included in Diversified Industrial North America and Diversified Industrial International operating income:

(dollars in millions)	2022	2021
Diversified Industrial North America	$4	$14
Diversified Industrial International	14	36

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

We anticipate that cost savings realized from the workforce reduction measures taken during 2022 will increase operating income in 2023 by approximately one percent in the Diversified Industrial International businesses and will not materially impact operating income in the Diversified Industrial North American businesses. In 2023, we expect to continue to take actions necessary to structure appropriately the operations of the Diversified Industrial Segment. These actions are expected to result in approximately $31 million in business realignment charges in 2023. However, continually changing business conditions could impact the ultimate costs we incur.

During 2022, we also incurred $6 million of expense within the Diversified Industrial International businesses as a result of our exit of business operations in Russia. These charges primarily consist of write-downs of inventory and other working capital items.
Backlog
The increase in Diversified Industrial Segment backlog in 2022 was primarily due to orders exceeding shipments in both the North American and International businesses. Backlog within the North American and International businesses accounted for approximately 75 percent and 25 percent of the change, respectively. Within the International business, the Asia Pacific region, Europe and Latin America accounted for approximately 60 percent, 30 percent, and 10 percent of the change, respectively. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Aerospace Systems Segment

(dollars in millions)	2022	2021
Sales	$2,520	$2,388
Operating income	501	403
Operating income as a percent of sales	19.9%	16.9%
Backlog	$3,340	$3,264

Sales
Aerospace Systems Segment sales in 2022 were higher than the 2021 level primarily due to higher commercial aftermarket and OEM volume, partially offset by lower military OEM and aftermarket volume.
Operating Margin
Aerospace Systems Segment operating margin increased in 2022 primarily due to higher sales volume, favorable commercial aftermarket product mix, higher aftermarket profitability as well as lower unfunded engineering development expenses. These benefits were partially offset by challenges created by the ongoing inflationary environment, disruption within the supply chain and labor markets as well as unfavorable commercial OEM product mix.

Business Realignment
During 2022, we incurred $7 million of expense within the Aerospace Systems Segment as a result of our exit of business operations in Russia. These charges primarily consist of write-downs of inventory and other working capital items.
We expect to incur approximately $4 million in business realignment charges in 2023. However, continually changing business conditions could impact the ultimate costs we incur. The amount of acquisition integration charges we will incur in 2023 is dependent upon the timing of closing of the proposed Acquisition.
Backlog
The increase in Aerospace Systems Segment backlog in 2022 was primarily due to orders exceeding shipments in the commercial OEM and aftermarket businesses, partially offset by shipments exceeding orders in the military OEM and aftermarket businesses. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Corporate general & administrative expenses

(dollars in millions)	2022	2021
Expense (income)
Corporate general and administrative expense	$220	$178
Corporate general and administrative expense, as a percent of sales	1.4%	1.2%
Corporate general and administrative expenses increased in 2022 primarily due to higher net expense from the Company's deferred compensation plan and related investments, higher professional fees and related expenses as well as higher incentive compensation expense. These expenses were partially offset by lower pension expense.
Other expense (income) (in Business Segments)

(dollars in millions)	2022	2021
Expense (income)
Foreign currency transaction	$(40)	$(11)
Stock-based compensation	63	61
Pensions	(16)	22
Acquisition-related expenses	96	5
Loss on deal-contingent forward contracts	1,015	—
Gain on disposal of assets	(7)	(109)
Russia liquidation	7	—
Other items, net	(12)	(5)
	$1,106	$(37)
Foreign currency transaction primarily relates to the impact of changes in foreign exchange rates on cash, marketable securities and other investments and intercompany transactions.
Acquisition-related expenses in 2022 include Bridge Credit Agreement financing fees and transaction costs related to the proposed Acquisition. Refer to Notes 3 and 10 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
Loss on deal-contingent forward contracts in 2022 includes an unrealized loss on the deal-contingent forward contracts related to the proposed Acquisition. Refer to Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
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
•Offset share dilution through 10b5-1 share repurchase program

Cash Flows

A summary of cash flows follows:

(dollars in millions)	2022	2021
Cash provided by (used in):
Operating activities	$2,442	$2,575
Investing activities	(419)	—
Financing activities	3,916	(2,623)
Effect of exchange rates	(24)	96
Net increase in cash and cash equivalents and restricted cash	$5,915	$48

Cash flows from operating activities were $2,442 million in 2022 compared to $2,575 million in 2021. This decrease of $133 million was primarily related to net income and cash provided by working capital items, which decreased $431 million and increased $557 million, respectively. After consideration of the non-cash impact of the deal-contingent forward contracts, which increased cash provided by working capital items by $1,015 million and decreased net income by $775 million in 2022, cash flow from operations in 2022 decreased primarily due to a decrease in cash provided by working capital items of $458 million, partially offset by an increase in net income of $344 million. Refer to Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the deal-contingent forward contracts.

•Days sales outstanding relating to trade receivables for the Company was 51 days in 2022 and 50 days in 2021.
•Days supply of inventory on hand was 77 days in 2022 and 75 days in 2021.

Cash flows from investing activities in 2022 and 2021 were impacted by the following factors:
•Net maturities of marketable securities of $4 million in 2022 compared to $45 million in 2021.
•Capital expenditures of $230 million in 2022 compared to $210 million in 2021.
•Net proceeds from the sale of land of approximately $111 million in 2021.
~~•~~Cash collateral paid of $250 million in 2022 per the credit support annex ("CSA") attached to the deal-contingent forward contracts. Refer to Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Cash flows from financing activities in 2022 and 2021 were impacted by the following factors:
~~•~~Repurchases of 1.3 million common shares for $380 million during 2022 compared to repurchases of 0.3 million common shares for $100 million during 2021.
•Net proceeds from Senior Notes issuance of $3,576 million in 2022 compared to term loan repayments of $1,210 million in 2021. Refer to Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
•Net commercial paper borrowings of $1,422 million in 2022 compared to net commercial paper repayments of $723 million in 2021.

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
We have committed cash outflow related to long-term debt, operating lease agreements, and postretirement benefit obligations. Refer to Notes 10, 11, and 12 respectively, of Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
Dividends
Dividends have been paid for 288 consecutive quarters, including a yearly increase in dividends for the last 66 years. The current annual dividend rate is $5.32 per common share.
Share Repurchases
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized to repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a year. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. Refer to Note 13 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
Liquidity
Cash, comprised of cash and cash equivalents and marketable securities and other investments, includes $465 million and $467 million held by the Company's foreign subsidiaries at June 30, 2022 and 2021, respectively. The Company does not permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested.
We are currently authorized to sell up to $3,000 million of short-term commercial paper notes. There were $1,422 million outstanding commercial paper notes as of June 30, 2022, and the largest amount of commercial paper notes outstanding during the fourth quarter of 2022 was $1,682 million.
The Company has a line of credit through a multi-currency revolving credit agreement with a group of banks. During 2022, we amended our existing multi-currency credit agreement, increasing its capacity from $2,500 million to $3,000 million, by exercising the accordion feature. As of June 30, 2022, $1,578 million was available for borrowing under the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the agreement. The credit agreement expires in September 2024; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings. Refer to Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
We primarily utilize unsecured medium-term notes and senior notes to meet our financing needs and we expect to continue to borrow funds at reasonable rates over the long term. During 2022, the Company issued $1,400 million aggregate principal amount of 3.65 percent Senior Notes due June 15, 2024, $1,200 million aggregate principal amount of 4.25 percent Senior Notes due September 15, 2027, and $1,000 million aggregate principal amount of 4.50 percent Senior Notes due September 15, 2029 (collectively, the "Senior Notes"). We intend to use the proceeds of the Senior Notes to finance a portion of the purchase of the proposed Acquisition. Refer to the Cash flows from financing activities section above and Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion. Additionally, during 2022, we entered into a senior, unsecured delayed-draw term loan facility in an aggregate principal amount of $2,000 million (the “Term Loan Facility”), refer to the Strategic Acquisitions section below for further discussion.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at June 30, 2022, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At June 30,

2022, the Company's debt to debt-shareholders' equity ratio was 0.57 to 1.0. We are in compliance, and expect to remain in compliance, with all covenants set forth in the credit agreement and indentures.
Our goal is to maintain an investment-grade credit profile. The rating agencies periodically update our credit ratings as events occur. At June 30, 2022, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	BBB+
Moody's Investor Services, Inc.	Baa1
Standard & Poor's	BBB+
Supply Chain Financing
We continue to identify opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers. We currently have a supply chain financing program ("SCF") with a financial intermediary, which provides certain suppliers the option to be paid by the financial intermediary earlier than the due date on the applicable invoice. We are not a party to the agreements between the participating financial intermediary and the suppliers in connection with the programs. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program. We do not reimburse suppliers for any costs they incur for participation in the program and their participation is completely voluntary. Amounts due to our suppliers that elected to participate in the SCF program are included in accounts payable on the Consolidated Balance Sheet. At June 30, 2022, accounts payable included approximately $46 million payable to suppliers who have elected to participate in the SCF program. In 2022, the amount settled through the SCF program and paid to participating financial institutions totaled $35 million. We account for payments made under the program in the same manner as our other accounts payable, which is a reduction to our cash flows from operations. We do not believe that changes in the availability of supply chain financing will have a significant impact on our liquidity.
Strategic Acquisitions
On August 2, 2021, the Company announced that it reached an agreement on the terms of a recommended cash acquisition of the entire issued and to be issued ordinary share capital of Meggitt for 800 pence per share, or approximately £6,263 million. We intend to fund the proposed Acquisition with cash resources, borrowings under debt facilities and net proceeds of debt securities. The proposed Acquisition received the European Commission's clearance on April 11, 2022, conditional on full compliance with commitments offered by the Company, including a commitment to divest its aircraft wheel and brake business within the Aerospace Systems Segment, for which a divestiture agreement was signed on May 23, 2022. The proposed Acquisition and divestiture of the aircraft wheel and brake business remain subject to customary closing conditions, including regulatory clearance.
During 2022 we deposited funds, comprised of cash on hand and net proceeds from the issuance of commercial paper and the Senior Notes, into an escrow account. The escrow account is restricted to payments for the proposed Acquisition. At June 30, 2022, the balance was $6,112 million, which was recorded within the prepaid expenses and other caption on our Consolidated Balance Sheet.
Additionally, we entered into a senior, unsecured delayed-draw term loan facility in an aggregate principal amount of $2,000 million on August 27, 2021. The proceeds of the Term Loan Facility, if drawn, will be used solely by the Company to finance a portion of the consideration of its proposed Acquisition. Refer to Note 10 of the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
In connection with the proposed Acquisition, the Company entered into a bridge credit agreement (the "Bridge Credit Agreement") on August 2, 2021. Under the Bridge Credit Agreement, lenders committed to provide senior, unsecured financing in the aggregate principal amount of £6,524 million at August 2, 2021. As permanent financing for the proposed Acquisition was secured, the principal amount of the Bridge Credit Agreement was reduced. At June 30, 2022, the available aggregate principal amount was £591 million. In July 2022, we issued $504 million of commercial paper and deposited this amount into the escrow account to finance a portion of the purchase of Meggitt. Additionally, in July 2022, we deposited a total of $250 million into escrow that was previously posted as collateral and recorded within non-trade and notes receivables at June 30, 2022. Refer to Note 16 of the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion. In July 2022, after consideration of the escrow balance and funds available under the delayed-draw Term Loan Facility, we reduced the aggregate committed principal amount of the bridge credit agreement (the "Bridge Credit Agreement") to zero.

In connection with the proposed Acquisition, the Company entered into deal-contingent forward contracts during October 2021 to mitigate the risk of appreciation in the GBP-denominated purchase price. The deal-contingent forward contracts have an aggregate notional amount of £6,415 million, and settlement is contingent upon closing the proposed Acquisition. We are recording the related fair value gains and losses, which have been and may continue to be significant, through the Consolidated Statement of Income until the closing of the proposed Acquisition. Refer to Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
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

At December 31, 2021, the Company performed its annual goodwill impairment test for each of its six reporting units. The results of this test indicated the fair value substantially exceeded carrying value for all reporting units. We continually monitor our reporting units for impairment indicators and update assumptions used in the most recent calculation of a reporting unit's fair value as appropriate.

Long-lived assets held for use, which primarily includes finite-lived intangible assets and property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. During 2022, the Company did not record any material impairment related to long-lived assets.

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

For the Company's domestic qualified defined benefit plan, a 50 basis point decrease in the assumed long-term rate of return on plan assets is estimated to increase annual pension expense by $17 million and a 50 basis point decrease in the discount rate is estimated to increase annual pension expense by $19 million. As of June 30, 2022, $472 million of past years' net actuarial losses related to the Company's domestic qualified defined benefit plan are subject to amortization in the future. These losses will generally be amortized over approximately seven years and will negatively affect earnings in the future. Any actuarial gains experienced in future years will help offset the effect of the net actuarial loss amortization. Further information on pensions is provided in Note 12 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
The Company manages foreign currency transaction and translation risk by utilizing derivative and non-derivative financial instruments, including forward exchange contracts, costless collar contracts, cross-currency swap contracts and certain foreign currency denominated debt designated as net investment hedges. The derivative financial instrument contracts are with major investment grade financial institutions and we do not anticipate any material non-performance by any of the counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.
In connection with the proposed Acquisition, the Company entered into deal-contingent forward contracts during October 2021 to mitigate the risk of appreciation in the GBP-denominated purchase price. The deal-contingent forward contracts have an aggregate notional amount of £6,415 million, and settlement is contingent upon closing the proposed Acquisition. A one percent decrease in the GBP-USD exchange rate would result in a $78 million decrease in the fair value of the contract.
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value. Further information on the fair value of these contracts is provided in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Derivatives that are not designated as hedges are adjusted to fair value by recording gains and losses through the Consolidated Statement of Income. Derivatives that are designated as hedges are adjusted to fair value by recording gains and losses through accumulated other comprehensive income (loss) in the Consolidated Balance Sheet until the hedged item is recognized in earnings. For cross-currency swaps measured using the spot method, the periodic interest settlements are recognized directly in earnings through interest expense. The translation of the foreign currency denominated debt that has been designated as a net investment hedge is recorded in accumulated other comprehensive income (loss) and remains there until the underlying net investment is sold or substantially liquidated.
The Company's debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company's objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates. At June 30, 2022, our debt portfolio did not include any variable rate debt. However, a 100 basis point increase in near-term interest rates would increase annual interest expense on weighted average commercial paper balances during 2022 by approximately $15 million.
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

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Parker-Hannifin Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Parker-Hannifin and subsidiaries (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity and cash flows, for each of the three years in the period ended June 30, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
The Company is a highly diversified business with revenue derived from the sales of products in a variety of industrial and aerospace markets. The Company’s business activities are carried out by numerous individual business units, which offer unique technology and product platforms in a large number of geographic areas.
We identified revenue as a critical audit matter due to the geographical dispersion of the Company’s operations and business units generating revenue. Extensive audit effort is performed due to the volume of the underlying transactions and number of individual business units. High levels of auditor judgment were necessary to determine the nature, timing, and extent of audit procedures performed to audit revenue.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s revenue transactions included the following, among others:
•We tested the design and effectiveness of internal controls within the revenue business processes, including controls over revenue recognition and controls over the review of operating results.

•We performed transaction testing for revenue populations subject to detail testing by agreeing the amounts recorded as revenue to source documents and determined that revenue was recognized appropriately.

•We tested the completeness of revenue for revenue populations subject to detail testing, by making selections from a reciprocal population (e.g. sales order listing) and determined whether the sales order was appropriately recorded as a sale in the general ledger.

•We performed substantive analytical procedures for revenue transactions not subject to detail transaction testing. We developed independent expectations of revenue based on data derived from published industry indices, market and customer trends, and the results of our detail revenue testing and compared these expectations to the revenue recorded by management.

/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
August 24, 2022

We have served as the Company's auditor since 2008.

CONSOLIDATED STATEMENT OF INCOME

	For the years ended June 30,
(Dollars in thousands, except per share amounts)	2022	2021	2020
Net Sales	$15,861,608	$14,347,640	$13,695,520
Cost of sales	11,387,267	10,449,680	10,292,291
Selling, general and administrative expenses	1,627,116	1,527,302	1,656,553
Interest expense	255,252	250,036	308,161
Other expense (income), net	984,868	(17,003)	(67,112)
Gain on disposal of assets	(7,121)	(109,332)	(1,227)
Income before income taxes	1,614,226	2,246,957	1,506,854
Income taxes	298,040	500,096	304,522
Net Income	1,316,186	1,746,861	1,202,332
Less: Noncontrolling interest in subsidiaries' earnings	581	761	362
Net Income Attributable to Common Shareholders	$1,315,605	$1,746,100	$1,201,970

Earnings per Share Attributable to Common Shareholders
Basic earnings per share	$10.24	$13.54	$9.36
Diluted earnings per share	$10.09	$13.35	$9.26

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the years ended June 30,
(Dollars in thousands)	2022	2021	2020
Net Income	$1,316,186	$1,746,861	$1,202,332
Less: Noncontrolling interests in subsidiaries' earnings	581	761	362
Net income attributable to common shareholders	1,315,605	1,746,100	1,201,970

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment and other (net of tax of $(3,236), $(3,664) and $4,820 in 2022, 2021 and 2020)	(284,732)	328,792	(182,957)
Retirement benefits plan activity (net of tax of $(95,574), $(205,845) and $97,477 in 2022, 2021 and 2020)	306,735	664,076	(317,546)
Other comprehensive income (loss)	22,003	992,868	(500,503)
Less: Other comprehensive (loss) income for noncontrolling interests	(1,526)	720	(676)
Other comprehensive income (loss) attributable to common shareholders	23,529	992,148	(499,827)
Total Comprehensive Income Attributable to Common Shareholders	$1,339,134	$2,738,248	$702,143

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)
June 30,	2022	2021
Assets
Current Assets
Cash and cash equivalents	$535,799	$733,117
Marketable securities and other investments	27,862	39,116
Trade accounts receivable, net	2,341,504	2,183,594
Non-trade and notes receivable	543,757	326,315
Inventories	2,214,553	2,090,642
Prepaid expenses and other	6,383,169	243,966
Total Current Assets	12,046,644	5,616,750
Property, plant and equipment	5,897,955	6,040,220
Less: Accumulated depreciation	3,775,197	3,773,744
Property, plant and equipment, net	2,122,758	2,266,476
Deferred income taxes	110,585	104,251
Investments and other assets	788,057	774,239
Intangible assets, net	3,135,817	3,519,797
Goodwill	7,740,082	8,059,687
Total Assets	$25,943,943	$20,341,200

Liabilities and Equity
Current Liabilities
Notes payable and long-term debt payable within one year	$1,724,310	$2,824
Accounts payable, trade	1,731,925	1,667,878
Accrued payrolls and other compensation	470,132	507,027
Accrued domestic and foreign taxes	250,292	236,384
Other accrued liabilities	1,682,659	682,390
Total Current Liabilities	5,859,318	3,096,503
Long-term debt	9,755,825	6,582,053
Pensions and other postretirement benefits	639,939	1,055,638
Deferred income taxes	307,044	553,981
Other liabilities	521,897	639,355
Total Liabilities	17,084,023	11,927,530
Equity
Shareholders' Equity
Serial preferred stock, $.50 par value, authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value, authorized 600,000,000 shares; issued 181,046,128 shares in 2022 and 2021	90,523	90,523
Additional capital	327,307	329,619
Retained earnings	15,661,808	14,915,497
Accumulated other comprehensive (loss)	(1,543,198)	(1,566,727)
Treasury shares at cost: 52,594,956 in 2022 and 51,900,460 in 2021	(5,688,429)	(5,370,605)
Total Shareholders' Equity	8,848,011	8,398,307
Noncontrolling interests	11,909	15,363
Total Equity	8,859,920	8,413,670
Total Liabilities and Equity	$25,943,943	$20,341,200

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the years ended June 30,
(Dollars in thousands)	2022	2021	2020
Cash Flows From Operating Activities
Net income	$1,316,186	$1,746,861	$1,202,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	257,314	269,943	252,899
Amortization	314,450	325,447	284,632
Stock incentive plan compensation	137,093	121,483	111,375
Deferred income taxes	(351,201)	(51,500)	12,290
Foreign currency transaction gain	(39,987)	(10,948)	(10,018)
Gain on sale of property, plant and equipment	(5,727)	(109,332)	(1,850)
Gain on sale of businesses	(1,394)	—	—
Gain on investments	(3,972)	(12,616)	(2,084)
Loss (gain) on marketable securities	5,131	(11,570)	(587)
Other	70,443	14,424	17,984
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(179,126)	(298,511)	578,853
Inventories	(212,134)	(85,597)	206,937
Prepaid expenses and other	37,630	(25,508)	(9,312)
Other assets	(11,167)	(8,779)	(23,547)
Accounts payable, trade	131,384	526,781	(370,765)
Accrued payrolls and other compensation	(15,524)	72,412	(62,715)
Accrued domestic and foreign taxes	32,514	36,552	30,918
Other accrued liabilities	999,831	11,397	(148,531)
Pensions and other postretirement benefits	1,822	17,875	55,522
Other liabilities	(41,836)	46,187	(53,384)
Net cash provided by operating activities	2,441,730	2,575,001	2,070,949
Cash Flows From Investing Activities
Acquisitions (net of cash acquired of $82,192 in 2020)	—	—	(5,076,064)
Capital expenditures	(230,044)	(209,957)	(232,591)
Proceeds from sale of property, plant and equipment	39,353	140,590	26,345
Proceeds from sale of businesses	3,366	—	—
Purchase of marketable securities and other investments	(27,895)	(34,809)	(194,742)
Maturities and sales of marketable securities and other investments	31,809	79,419	275,483
Other	(235,426)	24,744	177,576
Net cash used in investing activities	(418,837)	(13)	(5,023,993)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	2,831	4,684	2,623
Payments for common shares	(460,056)	(218,818)	(216,049)
Acquisition of noncontrolling interests	—	—	(1,200)
Proceeds from (payments of) notes payable, net	1,422,026	(723,496)	136,744
Proceeds from long-term borrowings	3,598,056	1,213	1,721,211
Payments for long-term borrowings	(18,737)	(1,211,748)	(740,181)
Financing fees paid	(58,629)	—	—
Dividends paid	(569,855)	(475,174)	(453,838)
Net cash provided by (used in) financing activities	3,915,636	(2,623,339)	449,310
Effect of exchange rate changes on cash	(23,770)	95,954	(30,519)
Net increase (decrease) in cash and cash equivalents and restricted cash	5,914,759	47,603	(2,534,253)
Cash, cash equivalents and restricted cash at beginning of year	733,117	685,514	3,219,767
Cash, cash equivalents and restricted cash at end of year	$6,647,876	$733,117	$685,514
Supplemental Data:
Cash paid during the year for:
Interest	$240,313	$236,979	$308,199
Income taxes	549,223	485,885	307,959

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY

(Dollars in thousands)	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total
Balance June 30, 2019	$90,523	$462,086	$12,895,150	$(2,059,048)	$(5,309,130)	$6,183	$6,085,764
Net income			1,201,970			362	1,202,332
Other comprehensive (loss)				(499,827)		(676)	(500,503)
Dividends paid ($3.52 per share)			(453,213)			(625)	(453,838)
Stock incentive plan activity		(46,265)			90,981		44,716
Acquisition activity		764				9,302	10,066
Shares purchased at cost					(146,767)		(146,767)
Balance June 30, 2020	$90,523	$416,585	$13,643,907	$(2,558,875)	$(5,364,916)	$14,546	$6,241,770
Net income			1,746,100			761	1,746,861
Other comprehensive income				992,148		720	992,868
Dividends paid ($3.67 per share)			(474,510)			(664)	(475,174)
Stock incentive plan activity		(86,966)			94,311		7,345
Shares purchased at cost					(100,000)		(100,000)
Balance June 30, 2021	$90,523	$329,619	$14,915,497	$(1,566,727)	$(5,370,605)	$15,363	$8,413,670
Net income			1,315,605			581	1,316,186
Other comprehensive income (loss)				23,529		(1,526)	22,003
Dividends paid ($4.42 per share)			(569,294)			(561)	(569,855)
Stock incentive plan activity		(2,312)			62,510		60,198
Liquidation activity						(1,948)	(1,948)
Shares purchased at cost					(380,334)		(380,334)
Balance June 30, 2022	$90,523	$327,307	$15,661,808	$(1,543,198)	$(5,688,429)	$11,909	$8,859,920

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
There are no individual customers to whom sales are more than two percent of the Company's consolidated sales. Due to our diverse group of customers throughout the world, we do not consider ourself exposed to any concentration of credit risks.
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
Basis of Consolidation - The consolidated financial statements include the accounts of all majority-owned domestic and foreign subsidiaries. All intercompany transactions and profits have been eliminated in the consolidated financial statements. The Company does not have off-balance sheet arrangements. Within the business segment information, inter-segment and inter-area sales have been eliminated.
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
Trade Accounts Receivable, Net - Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. We evaluate the collectibility of our receivables based on historical experience and current and forecasted economic conditions based on management's judgment. Additionally, receivables are written off to bad debt when management makes a final determination of uncollectibility. Allowance for credit losses was $10 million and $12 million at June 30, 2022 and 2021, respectively.
Non-Trade and Notes Receivable - The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

June 30,	2022	2021
Notes receivable	$103,558	$144,441
Cash collateral receivable(a)	250,000	—
Accounts receivable, other	190,199	181,874
Total	$543,757	$326,315
(a) The cash collateral receivable relates to the deal-contingent forward contracts. Refer to Note 16 for further discussion.

Property, Plant and Equipment and Depreciation - Property, plant and equipment are recorded at cost and are depreciated principally using the straight-line method for financial reporting purposes. Depreciation rates are based on estimated useful lives of the assets, generally 40 years for buildings, 15 years for land improvements and building equipment, seven to 10 years for machinery and equipment, and three to eight years for vehicles and office equipment. Improvements, which extend the useful life of property, are capitalized, and maintenance and repairs are expensed. We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in current income.

    The property, plant and equipment caption in the Consolidated Balance Sheet is comprised of the following components:

June 30,	2022	2021
Land and land improvements	$322,024	$342,950
Buildings and building equipment	1,783,805	1,848,141
Machinery and equipment	3,588,106	3,653,566
Construction in progress	204,020	195,563
Total	$5,897,955	$6,040,220

Investments and Other Assets - Investments in joint-venture companies in which ownership is 50 percent or less and in which the Company does not have operating control are stated at cost plus the Company's equity in undistributed earnings and amounted to $314 million and $292 million at June 30, 2022 and 2021, respectively. A significant portion of the underlying net assets of the joint ventures are related to goodwill. The Company's share of earnings from investments in joint-venture companies were $76 million, $41 million and $75 million in 2022, 2021 and 2020, respectively.
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
Income Taxes - Income taxes are provided based upon income for financial reporting purposes. Taxes related to Global Intangible Low-Taxed Income ("GILTI") are treated as a current period expense when incurred. Tax credits and similar tax incentives are applied to reduce the provision for income taxes in the year in which the credits arise. We recognize accrued interest related to unrecognized tax benefits in income tax expense. Penalties, if incurred, are recognized in income tax expense. Deferred income taxes arise from temporary differences in the recognition of income and expense for tax purposes. Income tax effects resulting from adjusting temporary differences recorded in accumulated other comprehensive (loss) are released when the circumstances on which they are based cease to exist.
Foreign Currency Translation - Assets and liabilities of foreign subsidiaries are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. The effects of these translation adjustments, as well as gains and losses from certain intercompany transactions, are reported in accumulated other comprehensive (loss). Such adjustments will affect net income only upon sale or liquidation of the underlying foreign investments. Exchange (gains) losses from transactions in a currency other than the local currency of the entity involved are included within the cost of sales caption in the Consolidated Statement of Income and were $(40) million, $(11) million and $(10) million, in 2022, 2021 and 2020, respectively.
Subsequent Events - We evaluated subsequent events that have occurred through the date of filing of this Annual Report on Form 10-K for the year ended June 30, 2022. In July 2022, we issued $504 million of commercial paper and deposited this amount into the escrow account to finance a portion of the purchase of Meggitt. Additionally, in July 2022, we deposited a total of $250 million into escrow that was previously posted as collateral and recorded within non-trade and notes receivables at June 30, 2022. Refer to Note 16 for further discussion. In July 2022, after consideration of the escrow balance and funds available under the delayed-draw Term Loan Facility, we reduced the aggregate committed principal amount of the bridge credit agreement (the "Bridge Credit Agreement") to zero.
Recent Accounting Pronouncements - In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, "Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance", which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new guidance is effective for all entities for annual reporting periods beginning after December 15, 2021; however, early adoption is permitted. The guidance may be applied either prospectively to all in-scope transactions that are reflected in the financial statements at the date of initial application and to new transactions that are entered into after the date of initial application, or retrospectively. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and does not expect it to be material.
In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606 as if the acquirer had originated the contracts. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt this standard in the second quarter of fiscal 2022. The impact of the new standard on our consolidated financial statements and related disclosures will depend on the magnitude of future acquisitions.

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
Diversified Industrial Segment revenues by technology platform:

	2022	2021
Motion Systems	$3,489,431	$3,081,366
Flow and Process Control	4,616,270	4,108,080
Filtration and Engineered Materials	5,236,345	4,770,713
Total	$13,342,046	$11,960,159
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
Aerospace Systems Segment revenues by product platform:

	2022	2021
Flight Control Actuation	$761,215	$698,877
Fuel and Inerting	535,292	509,687
Hydraulics	306,279	308,835
Engines	591,513	575,804
Fluid Conveyance	219,543	196,348
Other	105,720	97,930
Total	$2,519,562	$2,387,481
Total revenues by geographic region based on the Company's selling operation's location:

	2022	2021
North America	$10,216,292	$9,046,162
Europe	3,156,024	2,919,025
Asia Pacific	2,290,557	2,215,686
Latin America	198,735	166,767
Total	$15,861,608	$14,347,640
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
Total contract assets and contract liabilities are as follows:

	2022	2021
Contract assets, current (included within Prepaid expenses and other)	$28,546	$34,190
Contract assets, noncurrent (included within Investments and other assets)	794	1,884
Total contract assets	29,340	36,074
Contract liabilities, current (included within Other accrued liabilities)	(60,472)	(51,211)
Contract liabilities, noncurrent (included within Other liabilities)	(2,225)	(3,080)
Total contract liabilities	(62,697)	(54,291)
Net contract liabilities	$(33,357)	$(18,217)
Net contract liabilities at June 30, 2022 increased from the prior year amount due to both an increase in contract liabilities related to the receipt of advance payments and a decrease in contract assets resulting from customer billings. During 2022, approximately $44 million of revenue was recognized that was included in the contract liabilities at June 30, 2021.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at June 30, 2022 was $7,850 million, of which approximately 88 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.
3.    Acquisitions
Proposed Acquisition
On August 2, 2021, the Company announced that it reached an agreement on the terms of a recommended cash acquisition of the entire issued and to be issued ordinary share capital of Meggitt plc ("Meggitt") for 800 pence per share (the "Acquisition"), which is approximately £6,263 million based on issued share capital at July 31, 2022.

Meggitt is a leader in design, manufacturing and aftermarket support of technologically differentiated systems and equipment in aerospace, defense and selected energy markets with annual sales of approximately $2.1 billion for the year ended December 31, 2021. We intend to fund the proposed Acquisition with cash resources, borrowings under debt facilities and net proceeds of debt securities. Refer to Note 10 for further discussion. The proposed Acquisition received the European Commission's clearance on April 11, 2022, conditional on full compliance with commitments offered by the Company, including a commitment to divest its aircraft wheel and brake business within the Aerospace Systems Segment. The proposed Acquisition remains subject to customary closing conditions, including regulatory clearance. Acquisition-related transaction costs totaled $44 million in 2022. These costs are included in selling, general and administrative expenses in the Consolidated Statement of Income.

On May 23, 2022, the Company signed an agreement to divest its aircraft wheel and brake business, within the Aerospace Systems Segment. The aggregate carrying amount of the assets held for sale as of June 30, 2022 was $66 million. These assets primarily include goodwill and inventory and are recorded within prepaid expenses and other assets in the Consolidated Balance Sheet. Closing of this divestiture is subject to customary closing conditions, including regulatory clearance.

Restricted Cash
During 2022 we deposited funds, comprised of cash on hand and net proceeds from the issuance of commercial paper and the Senior Notes, into an escrow account. The escrow account is restricted to payments for the proposed Acquisition. At June 30, 2022, the balance was $6,112 million, which was recorded within prepaid expenses and other in the Consolidated Balance Sheet.

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

Goodwill is calculated as the excess of the purchase price over the net assets acquired. With respect to the Lord and Exotic acquisitions, goodwill represents cost synergies and enhancements to our existing technologies. For tax purposes, Lord's goodwill is not deductible, and Exotic's goodwill is deductible. Based upon an acquisition valuation, intangibles acquired as part of the Exotic acquisition include $502 million of customer-related intangible assets, $281 million of patents and technology and $91 million of trademarks, with weighted average estimated useful lives of 18, 20 and 20 years, respectively. Similarly, the Lord acquisition includes $869 million of customer-related intangible assets, $458 million of patents and technology and $119 million of trademarks, with weighted average estimated useful lives of 13, 21 and 20 years, respectively. These intangible assets were valued using the income approach, which includes significant assumptions around future revenue growth and discount rates. Such assumptions are classified as level 3 inputs within the fair value hierarchy.

Our consolidated financial statements for 2020 include the results of operations of Lord and Exotic from their respective acquisition dates through June 30, 2020. Net sales and segment operating income attributable to these acquisitions during this period and included in our consolidated financial statements totaled $949 million and $22 million, respectively.

Acquisition-related transaction and integration costs totaled $119 million in 2020. These costs are included in selling, general, and administrative expenses in the Consolidated Statement of Income.

4.    Business Realignment and Acquisition Integration Charges
The Company incurred business realignment and acquisition integration charges in 2022, 2021 and 2020. During 2021, business realignment charges primarily consisted of actions taken to address the impact of COVID-19 on our business. Such charges were also incurred in 2020, especially within the Aerospace Systems Segment. In 2022, 2021, and 2020 business realignment charges included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity as well as plant closures. In 2022 and 2021, a majority of the business realignment charges were incurred in Europe. In 2020, a majority of the business realignment charges were incurred in North America. We believe the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges by business segment are as follows:

	2022	2021	2020
Diversified Industrial	$13,787	$38,557	$52,288
Aerospace Systems	967	6,680	22,101
Corporate administration	—	1,399	1,175
Other expense	3	1,226	50
Workforce reductions in connection with such business realignment charges by business segment are as follows:

	2022	2021	2020
Diversified Industrial	300	820	2,394
Aerospace Systems	10	327	1,254
Corporate administration	—	20	31

The business realignment charges are presented in the Consolidated Statement of Income as follows:

	2022	2021	2020
Cost of sales	$7,821	$33,746	$58,791
Selling, general and administrative expenses	6,933	12,890	16,773
Loss on disposal of assets	3	1,226	50
During 2022, approximately $21 million in payments were made relating to business realignment charges. Remaining payments related to current-year and prior-year business realignment actions of approximately $8 million, a majority of which are expected to be paid by March 31, 2023, are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment and acquisition integration actions described above, the timing and amount of which are not known at this time.
In addition to the business realignment charges discussed above, in 2022, we also incurred $20 million of expense as a result of our exit of business operations in Russia. These charges primarily consist of write-downs of inventory and other working capital items and $8 million of foreign currency translation expense reclassified from accumulated other comprehensive income. Within the business segment information in Note 18, $7 million of expense was recorded in the other expense (income) caption, while the remainder of the charge was split evenly between the Aerospace Systems Segment and the Diversified Industrial International businesses.
We also incurred the following acquisition integration charges related to the Lord, Exotic and proposed Meggitt acquisitions:

	2022	2021	2020
Diversified Industrial	$3,589	$11,222	$20,669
Aerospace Systems	1,177	719	1,908
In 2022, acquisition integration planning charges within the Aerospace Systems segment relate to the proposed Meggitt acquisition. In both 2021 and 2020, acquisition integration charges relate to the acquisitions of Lord and Exotic. These charges were primarily included in selling, general and administrative expenses within the Consolidated Statement of Income.

5.    Income Taxes
Income before income taxes was derived from the following sources:

	2022	2021	2020
United States	$646,364	$1,273,037	$828,160
Foreign	967,862	973,920	678,694
	$1,614,226	$2,246,957	$1,506,854

Income taxes include the following:

	2022	2021	2020
Federal
Current	$297,672	$247,094	$105,796
Deferred	(253,123)	(52,960)	24,905
Foreign
Current	303,089	269,607	167,680
Deferred	(45,977)	8,851	(14,247)
State and local
Current	48,479	34,895	18,756
Deferred	(52,100)	(7,391)	1,632
	$298,040	$500,096	$304,522

A reconciliation of the effective income tax rate to the statutory federal rate follows:

	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes	(0.2)	1.0	1.4
Tax related to international activities	2.7	3.6	1.8
Transition tax related to the TCJ Act	—	—	(0.7)
Cash surrender value of life insurance	0.5	(0.6)	(0.3)
Foreign derived intangible income deduction	(3.7)	(1.0)	(1.5)
Research tax credit	(0.8)	(0.4)	(0.6)
Share-based compensation	(1.3)	(1.6)	(1.5)
Other	0.3	0.3	0.6
Effective income tax rate	18.5%	22.3%	20.2%

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities. The differences comprising the net deferred taxes shown on the Consolidated Balance Sheet at June 30 were as follows:

	2022	2021
Retirement benefits	$207,147	$322,931
Other liabilities and reserves	180,624	136,710
Long-term contracts	8,739	5,562
Stock-based compensation	31,490	30,165
Loss carryforwards	888,552	861,013
Unrealized currency exchange gains and losses	254,334	18,841
Inventory	14,649	(11,753)
Tax credit carryforwards	17,326	19,709
Undistributed foreign earnings	(21,822)	(21,722)
Depreciation and amortization	(875,623)	(945,422)
Valuation allowance	(901,875)	(865,764)
Net deferred tax (liability)	$(196,459)	$(449,730)

Change in net deferred tax (liability):
Provision for deferred tax	$351,201	$51,500
Items of other comprehensive (loss) income	(98,810)	(209,509)
Acquisitions and other	880	291
Total change in net deferred tax	$253,271	$(157,718)

As of June 30, 2022, we recorded deferred tax assets of $889 million resulting from $3,566 million in loss carryforwards. A valuation allowance of $876 million related to the loss carryforwards has been established due to the uncertainty of their realization. Of this valuation allowance, $853 million relates to non-operating entities whose loss carryforward utilization is considered to be remote. Some of the loss carryforwards can be carried forward indefinitely; others can be carried forward from three to 20 years. In addition, a valuation allowance of $26 million related to other future deductible items has been established due to the uncertainty of their realization.

Although future distributions of foreign earnings to the United States should not be subject to U.S. federal income taxes, other U.S. or foreign taxes may be imposed on such earnings. We have analyzed existing factors and determined we will no longer permanently reinvest certain foreign earnings. On these undistributed foreign earnings of approximately $678 million that are no longer permanently reinvested outside of the United States, we have recorded a deferred tax liability of $13 million. The remaining undistributed foreign earnings of approximately $1,630 million remain permanently reinvested outside the United States at June 30, 2022. Of these undistributed earnings, we have recorded a deferred tax liability of $8 million where certain foreign holding companies are not permanently reinvested in their subsidiaries. It is not practicable to estimate the additional taxes, including applicable foreign withholding taxes, that might be payable on the potential distribution of such permanently reinvested foreign earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021	2020
Balance July 1	$100,759	$86,277	$140,662
Additions for tax positions related to current year	7,039	10,145	4,955
Additions for tax positions of prior years	1,415	10,320	798
Additions for acquisitions	—	2,376	43,532
Reductions for tax positions of prior years	(140)	(1,996)	(41,726)
Reductions for settlements	(3,127)	(7,165)	(53,520)
Reductions for expiration of statute of limitations	(6,647)	(2,252)	(3,820)
Effect of foreign currency translation	(8,630)	3,054	(4,604)
Balance June 30	$90,669	$100,759	$86,277

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $91 million, $101 million and $86 million as of June 30, 2022, 2021 and 2020, respectively. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $18 million, $18 million and $14 million as of June 30, 2022, 2021 and 2020, respectively.

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
We file income tax returns in the United States and in various foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are open to assessment of our U.S. federal income tax returns by the Internal Revenue Service for years after 2013, and our state and local income tax returns for years after 2016. We are open to assessment for significant foreign jurisdictions for years after 2011.
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

	2022	2021	2020
Numerator:
Net income attributable to common shareholders	$1,315,605	$1,746,100	$1,201,970
Denominator:
Basic - weighted-average common shares	128,539,387	128,999,879	128,418,495
Increase in weighted-average common shares from dilutive effect of equity-based awards	1,816,556	1,834,599	1,386,539
Diluted - weighted-average common shares, assuming exercise of equity-based awards	130,355,943	130,834,478	129,805,034
Basic earnings per share	$10.24	$13.54	$9.36
Diluted earnings per share	$10.09	$13.35	$9.26

For 2022, 2021 and 2020, 0.4 million, 0.4 million and 0.6 million common shares, respectively, subject to equity-based awards were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

7.    Inventories
Inventories are stated at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method.
The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

June 30,	2022	2021
Finished products	$811,702	$733,744
Work in process	1,128,501	1,089,976
Raw materials	274,350	266,922
Total	$2,214,553	$2,090,642
8.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance June 30, 2020	$7,267,573	$602,362	$7,869,935
Acquisitions	3,738	—	3,738
Foreign currency translation	185,998	16	186,014
Balance June 30, 2021	$7,457,309	$602,378	$8,059,687
Divestitures	(164)	—	(164)
Goodwill reclassified to held for sale	—	(48,242)	(48,242)
Foreign currency translation	(271,164)	(35)	(271,199)
Balance June 30, 2022	$7,185,981	$554,101	$7,740,082

Acquisitions represent the goodwill allocation during the measurement period subsequent to the applicable acquisition dates. Refer to Note 3 for further discussion.
Divestitures represent goodwill associated with the sale of a business during 2022.
Goodwill reclassified to held for sale, which was allocated using the relative fair value method, relates to the aircraft wheel and brake business. Refer to Note 3 for further discussion.

We test goodwill for impairment at the reporting unit level on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. Our annual impairment tests performed in 2022, 2021 and 2020 resulted in no impairment loss being recognized.
Intangible assets are amortized on a straight-line method over their legal or estimated useful lives. The gross carrying value and accumulated amortization for each major category of intangible asset at June 30 are as follows:

	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$990,775	$259,587	$999,952	$216,314
Trademarks	727,820	339,244	762,130	331,905
Customer lists and other	3,735,042	1,718,989	3,869,772	1,563,838
Total	$5,453,637	$2,317,820	$5,631,854	$2,112,057

Total intangible asset amortization expense in 2022, 2021 and 2020 was $314 million, $325 million and $285 million, respectively. Estimated intangible asset amortization expense for the five years ending June 30, 2023 through 2027 is $300 million, $285 million, $278 million, $273 million and $267 million, respectively.

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred in 2022, 2021 or 2020.
9.    Financing Arrangements
During 2022, the Company amended its existing multi-currency credit agreement, increasing its capacity to $3,000 million, by exercising the accordion feature. As of June 30, 2022, $1,578 million was available for borrowing under the credit agreement. The credit agreement expires in September 2024; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the agreement. The credit agreement requires the payment of an annual facility fee, the amount of which may increase in the event our credit ratings are lowered. Although a lowering of our credit ratings would likely increase the cost of future debt, it would not limit our ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
The Company is currently authorized to sell up to $3,000 million of short-term commercial paper notes. There were $1,422 million commercial paper notes outstanding at June 30, 2022 and none were outstanding at June 30, 2021. The Company had no outstanding borrowings from foreign banks at June 30, 2022 and 2021. The weighted-average interest rate on notes payable during 2022 and 2021 was 0.7 percent and 0.2 percent, respectively.
In the ordinary course of business, some of our locations may enter into financial guarantees through financial institutions which enable customers to be reimbursed in the event of nonperformance by the Company.
The Company's credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the applicable agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the applicable agreements. Based on our rating level at June 30, 2022, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. As of June 30, 2022, our debt to debt-shareholders' equity ratio was 0.57 to 1.0. We are in compliance with all covenants.

10.    Debt

June 30,	2022	2021
Domestic:
Fixed rate medium-term notes, 3.30% to 6.25%, due 2023 - 2045	$2,125,000	$2,125,000
Senior Notes, 2.70% to 4.50%, due 2024 - 2049	7,275,000	3,675,000
Foreign:
Euro Senior Notes, 1.125%, due 2025	733,950	830,060
Other long-term debt	11,127	15,968
Deferred debt issuance costs	(86,972)	(61,156)
Total long-term debt	10,058,105	6,584,872
Less: Long-term debt payable within one year	302,280	2,819
Long-term debt, net	$9,755,825	$6,582,053

During 2022, the Company issued $1,400 million aggregate principal amount of 3.65 percent Senior Notes due June 15, 2024, $1,200 million aggregate principal amount of 4.25 percent Senior Notes due September 15, 2027, and $1,000 million aggregate principal amount of 4.50 percent Senior Notes due September 15, 2029 (collectively, the "Senior Notes"). Interest payments are due semi-annually. We intend to use the proceeds of the Senior Notes to finance a portion of the purchase of the proposed Acquisition. If the Company does not consummate its proposed acquisition of Meggitt on or prior to April 3, 2023 or, if prior to such date, the Company notifies the trustee in writing that the cooperation agreement between Parker and Meggitt is terminated, the Senior Notes will be subject to a special mandatory redemption at a price equal to 101 percent of the aggregate principal amount of such Senior Notes, plus accrued and unpaid interest on the Senior Notes to, but not including, the special mandatory redemption date. Debt issuance costs, including discounts, related to the Senior Notes totaled $33 million and will be amortized over the respective debt terms.

In connection with the proposed acquisition, the Company entered into a Bridge Credit Agreement on August 2, 2021. Under the Bridge Credit Agreement, lenders committed to provide senior, unsecured financing in the aggregate principal amount of £6,524 million at August 2, 2021. As permanent financing for the proposed Acquisition was secured, the principal amount of the Bridge Credit Agreement was reduced. At June 30, 2022, the available aggregate principal amount was £591 million. Any borrowings made under the Bridge Credit Agreement would mature 364 days from the initial funding date. The commitments are intended to be drawn to finance the proposed acquisition of Meggitt only to the extent that we do not arrange for alternative financing prior to closing. In 2022, we incurred $52 million in financing fees related to the Bridge Credit Agreement, all of which was included in other expense (income), net within the Consolidated Statement of Income.
Additionally, we entered into a senior, unsecured delayed-draw Term Loan Facility in an aggregate principal amount of $2,000 million on August 27, 2021. The proceeds of the Term Loan Facility, if drawn, will be used solely by the Company to finance a portion of the purchase of its proposed Acquisition.

Principal amounts of long-term debt payable in the five years ending June 30, 2023 through 2027 are $302 million, $1,976 million, $1,234 million, $0.4 million and $700 million, respectively. The principal amounts of long-term debt payable exclude the amortization of debt issuance costs.
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

The discount rate implicit within our leases is generally not determinable, and therefore we determine the discount rate based on our incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and the currency in which lease payments are made.

The components of lease expense are as follows:

	2022	2021
Operating lease expense	$46,026	$48,171
Short-term lease cost	7,041	7,674
Variable lease cost	5,849	5,835
Total lease cost	$58,916	$61,680
Supplemental cash flow information related to operating leases is as follows:

	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$45,371	$47,080
Right-of-use assets obtained in exchange for operating lease obligations	50,925	41,637

Supplemental balance sheet information related to operating leases is as follows:

	2022	2021
Operating lease right-of-use assets (included within Investments and other assets)	$133,412	$131,880

Current operating lease liabilities (included within Other accrued liabilities)	$36,023	$40,193
Long-term operating lease liabilities (included within Other liabilities)	100,337	93,904
Total operating lease liabilities	$136,360	$134,097

Weighted average remaining lease term	5.6 years	5.5 years
Weighted average discount rate	1.6%	1.8%

Maturities of lease liabilities at June 30, 2022 are as follows:

Operating Leases
2023	$37,876
2024	28,584
2025	23,299
2026	17,721
2027	10,633
Thereafter	25,483
Total operating lease payments	$143,596
Less imputed interest	7,236
Total operating lease liabilities	$136,360

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
A summary of the Company's defined benefit pension plans follows:

	2022	2021	2020
Benefit cost
Service cost	$76,638	$84,188	$82,743
Interest cost	110,250	102,475	142,479
Expected return on plan assets	(267,888)	(267,579)	(266,674)
Amortization of prior service cost	4,103	5,325	5,633
Amortization of unrecognized actuarial loss	157,288	207,897	165,815
Amortization of transition obligation	8	18	18
Net periodic benefit cost	$80,399	$132,324	$130,014

Components of net pension benefit cost, other than service cost, are included in other expense (income), net in the Consolidated Statement of Income.

	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$6,323,003	$6,405,623
Service cost	76,638	84,188
Interest cost	110,250	102,475
Plan amendments	(5,691)	2,311
Actuarial gain	(1,097,053)	(91,719)
Benefits paid	(256,868)	(264,062)
Foreign currency translation and other	(190,960)	84,187
Benefit obligation at end of year	$4,959,319	$6,323,003

Change in plan assets
Fair value of plan assets at beginning of year	$5,305,577	$4,594,106
Actual (loss) gain on plan assets	(605,642)	831,762
Employer contributions	96,717	76,936
Benefits paid	(256,868)	(264,062)
Foreign currency translation and other	(177,631)	66,835
Fair value of plan assets at end of year	$4,362,153	$5,305,577
Funded status	$(597,166)	$(1,017,426)

Amounts recognized on the Consolidated Balance Sheet
Other accrued liabilities	$(19,307)	$(4,944)
Pensions and other postretirement benefits	(577,859)	(1,012,482)
Net amount recognized	$(597,166)	$(1,017,426)

Amounts recognized in Accumulated Other Comprehensive (Loss)
Net actuarial loss	$672,775	$1,090,343
Prior service cost	4,901	15,006
Transition obligation	—	8
Net amount recognized	$677,676	$1,105,357

The presentation of the amounts recognized on the Consolidated Balance Sheet and in accumulated other comprehensive (loss) is on a debit (credit) basis and excludes the effect of income taxes.

At June 30, 2022, the benefit obligation decreased primarily due to significantly higher discount rates. At June 30, 2021, the benefit obligation decreased primarily due to slightly higher discount rates, partially offset by updated census data and assumptions.
Investment (losses) gains are the primary contributing factor for the (decrease) increase in plan assets' fair value during 2022 and 2021, respectively.
The accumulated benefit obligation for all defined benefit plans was $4,785 million and $6,069 million at June 30, 2022 and 2021, respectively.
Information for pension plans with accumulated benefit obligations in excess of plan assets:

	2022	2021
Accumulated benefit obligation	$4,284,601	$5,358,817
Fair value of plan assets	3,742,513	4,546,301

Information for pension plans with projected benefit obligations in excess of plan assets:

	2022	2021
Projected benefit obligation	$4,483,486	$5,620,693
Fair value of plan assets	3,782,688	4,568,113
We expect to make cash contributions of approximately $76 million to our defined benefit pension plans in 2023, the majority of which relates to our non-U.S. plans. Estimated future benefit payments in the five years ending June 30, 2023 through 2027 are $282 million, $319 million, $292 million, $294 million and $333 million, respectively, and $1,566 million in the aggregate for the five years ending June 30, 2028 through June 30, 2032.
The assumptions used to measure net periodic benefit cost for the Company's significant defined benefit plans are:

	2022	2021	2020
U.S. defined benefit plan
Discount rate	2.55%	2.36%	3.28%
Average increase in compensation	3.05%	2.98%	3.60%
Expected return on plan assets	6.50%	6.75%	7.00%
Non-U.S. defined benefit plans
Discount rate	0.25 to 2.95%	0.2 to 3.03%	0.2 to 2.96%
Average increase in compensation	1.75 to 4.50%	1.75 to 4.50%	1.75 to 3.90%
Expected return on plan assets	1.0 to 4.50%	1.0 to 5.40%	1.0 to 5.75%
The assumptions used to measure the benefit obligation for the Company's significant defined benefit plans are:

	2022	2021
U.S. defined benefit plan
Discount rate	4.36%	2.55%
Average increase in compensation	3.81%	3.05%
Non-U.S. defined benefit plans
Discount rate	0.60 to 5.06%	0.25 to 2.95%
Average increase in compensation	1.75 to 4.00%	1.75 to 4.50%

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

The weighted-average allocation of the majority of the assets related to defined benefit plans is as follows:

	2022	2021
Equity securities	31%	38%
Debt securities	43%	41%
Other investments	26%	21%
	100%	100%

The weighted-average target asset allocation as of June 30, 2022 is 40 percent equity securities, 43 percent debt securities and 17 percent other investments. The investment strategy for the Company's worldwide defined benefit pension plan assets focuses on achieving prudent actuarial funding ratios while maintaining acceptable levels of risk in order to provide adequate liquidity to meet immediate and future benefit requirements. This strategy requires investment portfolios that are broadly diversified across various asset classes and external investment managers. Assets held in the U.S. defined benefit plan account for approximately 77 percent of our total defined benefit plan assets. The overall investment strategy with respect to our U.S. defined benefit plan is to use a funding strategy more heavily weighted toward liability-hedging assets as the funded status improves. Over time, we will continue to add long duration fixed income investments to the portfolio. These securities are highly correlated with our pension liabilities and will be managed in a liability framework.
The fair values of pension plan assets at June 30, 2022 and at June 30, 2021, by asset class, are as follows:

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$201,053	$190,616	$10,437	$—
Equity securities
U.S. based companies	327,122	327,122	—	—
Non-U.S. based companies	8,700	8,700	—	—
Fixed income securities
Corporate debt securities	380,694	1,309	379,385	—
Government issued securities	87,650	55,201	32,449	—
Mutual funds
Equity funds	9,085	9,085	—	—
Fixed income funds	9,679	9,679	—	—
Mutual funds measured at net asset value	279,849
Common/Collective trusts measured at net asset value	2,718,445
Limited Partnerships measured at net asset value	133,026
Miscellaneous	206,850	—	206,850	—
Total at June 30, 2022	$4,362,153	$601,712	$629,121	$—

	June 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$248,525	$241,421	$7,104	$—
Equity securities
U.S. based companies	408,301	408,301	—	—
Non-U.S. based companies	12,834	12,834	—	—
Fixed income securities
Corporate debt securities	531,497	1,440	530,057	—
Government issued securities	151,458	105,167	46,291	—
Mutual funds
Equity funds	6,768	6,768	—	—
Fixed income funds	6,506	6,506	—	—
Mutual funds measured at net asset value	368,340
Common/Collective trusts
Common/Collective trusts measured at net asset value	3,161,683
Limited Partnerships measured at net asset value	126,606
Miscellaneous	283,059	—	283,059	—
Total at June 30, 2021	$5,305,577	$782,437	$866,511	$—

Cash and cash equivalents are valued at cost, which approximates fair value. During 2021, the U.S. defined benefit plan implemented a new liability-hedging initiative that requires the plan to maintain a certain cash balance. At June 30, 2022, this required cash balance totaled approximately $33 million.
Equity securities are valued at the closing price reported on the active market on which the individual securities are traded. U.S. based companies include Parker stock with a fair value of $327 million and $408 million as of June 30, 2022 and 2021, respectively.
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
Limited Partnerships' interest in venture capital investments are measured at fair value based on net asset value as determined by the respective fund investment. A certain limited partnership investment, for which the lock-up period expired June 30, 2022, is restricted to a maximum redemption of 20 percent of its account balance every six months upon a 90-day notification period. Limited Partnerships measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy and are presented in the tables above to permit reconciliation of the fair value hierarchy to total pension plan assets.
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
Employee Savings Plan - We sponsor an employee stock ownership plan ("ESOP") as part of our legacy savings and investment 401(k) plan. The ESOP is available to eligible domestic employees. Effective January 1, 2022, the Company matching contributions were increased, up to a maximum of five percent of eligible compensation from the previous maximum of four percent of eligible compensation. These contributions are recorded as compensation expense. Participants may direct company matching contributions to any investment option within the savings and investment 401(k) plan.

	2022	2021	2020
Shares held by ESOP	4,125,214	4,497,902	5,306,643
Company matching contributions	$87,554	$66,249	$69,434
In addition to shares within the ESOP, as of June 30, 2022, employees have elected to invest in 1,223,103 shares of common stock within a company stock fund of the savings and investment 401(k) plan.

The Company has a retirement income account ("RIA") within our legacy savings and investment 401(k) plan. We make a cash contribution to the participant's RIA each year and participants do not contribute to the RIA. Prior to January 1, 2021, the amount of the annual contribution was based on the participant's age and years of service. Beginning January 1, 2021, we amended the RIA ensuring most participants receive a flat three percent annual contribution of eligible compensation with some grandfathered participants receiving annual contributions calculated at a higher percent of eligible compensation. Under the amended RIA, no participant will receive less than the flat three percent contribution. The Company recognized $57 million, $42 million and $38 million in expense related to the RIA in 2022, 2021 and 2020, respectively.
During 2020, we acquired several defined contribution plans comprised of similar company matching contributions and RIA features as our legacy plan. In 2021 and 2020, we recorded additional company matching expense of $5 million and $4 million, respectively, and additional RIA expense of $5 million and $7 million, respectively, for these acquired plans. During 2021, these acquired plans were merged into our legacy savings and investment 401(k) plan.
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
The Company recognized $1 million, $1 million and $2 million in expense related to other postretirement benefits in 2022, 2021 and 2020, respectively. Components of net other postretirement benefit cost, other than service cost, are included in other expense (income), net in the Consolidated Statement of Income.

	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$63,739	$72,130
Service cost	206	328
Interest cost	982	983
Actuarial gain	(11,220)	(4,139)
Benefits paid	(4,831)	(5,563)
Benefit obligation at end of year	$48,876	$63,739
Funded status	$(48,876)	$(63,739)

Amounts recognized on the Consolidated Balance Sheet
Other accrued liabilities	$(4,971)	$(5,634)
Pensions and other postretirement benefits	(43,905)	(58,105)
Net amount recognized	$(48,876)	$(63,739)

Amounts recognized in Accumulated Other Comprehensive (Loss)
Net actuarial gain	$(15,154)	$(4,311)
The presentation of the amounts recognized on the Consolidated Balance Sheet and in accumulated other comprehensive (loss) is on a debit (credit) basis and is before the effect of income taxes.
The decrease in the benefit obligation is due to significantly higher discount rates in 2022 and slightly higher discount rates in 2021. Updated census data and actuarial assumptions also contributed to the decrease in both fiscal years.
The assumptions used to measure the net periodic benefit cost for postretirement benefit obligations are:

	2022	2021	2020
Discount rate	2.36%	2.14%	3.15%
Current medical cost trend rate (Pre-65 participants)	6.45%	6.73%	7.09%
Current medical cost trend rate (Post-65 participants)	6.72%	7.03%	7.43%
Ultimate medical cost trend rate	4.50%	4.50%	4.50%
Medical cost trend rate decreases to ultimate in year	2029	2028	2028

The discount rate assumption used to measure the benefit obligation was 4.26 percent and 2.36 percent in 2022 and 2021, respectively.
Estimated future benefit payments for other postretirement benefits in the five years ending June 30, 2023 through 2027 are $5 million, $5 million, $4 million, $4 million and $4 million, respectively, and $17 million in the aggregate for the five years ending June 30, 2028 through June 30, 2032.
Other - The Company has established nonqualified deferred compensation programs, which permit officers, directors and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred, company matching contributions and earnings on the deferrals. In addition, we maintain a defined contribution nonqualified supplemental executive pension plan in which the Company is the only contributor. During 2022, 2021 and 2020, we recorded (income) expense relating to these programs of $(21) million, $45 million and $6 million, respectively.
The Company has invested in corporate-owned life insurance policies to assist in meeting the obligations under these programs. The policies are held in a rabbi trust and are recorded as assets of the Company.
13.    Equity
Changes in accumulated other comprehensive (loss) in shareholders' equity by component:

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance June 30, 2020	$(1,193,937)	$(1,364,938)	$(2,558,875)
Other comprehensive income before reclassifications	328,072	502,853	830,925
Amounts reclassified from accumulated other comprehensive (loss)	—	161,223	161,223
Balance June 30, 2021	$(865,865)	$(700,862)	$(1,566,727)
Other comprehensive (loss) income before reclassifications	(290,853)	185,101	(105,752)
Amounts reclassified from accumulated other comprehensive (loss)	7,647	121,634	129,281
Balance June 30, 2022	$(1,149,071)	$(394,127)	$(1,543,198)
Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity during 2022:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(4,111)	Other expense (income), net
Recognized actuarial loss	(156,912)	Other expense (income), net
Total before tax	(161,023)
Tax benefit	39,389
Net of tax	$(121,634)
Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity during 2021:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(5,270)	Other expense (income), net
Recognized actuarial loss	(207,896)	Other expense (income), net
Total before tax	(213,166)
Tax benefit	51,943
Net of tax	$(161,223)

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
The number of common shares repurchased at the average purchase price follows:

	2022	2021	2020
Shares repurchased	1,281,818	331,259	818,581
Average price per share, including commissions	$296.71	$301.88	$179.29

14.    Stock Incentive Plans

The Company's 2016 Omnibus Stock Incentive Plan ("2016 SIP") provides for the granting of share-based incentive awards in the form of nonqualified stock options, stock appreciation rights ("SARs"), restricted stock units ("RSUs") and restricted and unrestricted stock to officers and key employees of the Company. On October 23, 2019, the number of shares of common stock authorized for issuance under the 2016 SIP increased to 23.8 million shares. At June 30, 2022, 8.4 million common stock shares were available for future issuance.
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
The fair value of each SAR award granted in 2022, 2021 and 2020 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2022	2021	2020
Risk-free interest rate	0.8%	0.4%	1.5%
Expected life of award	5.6 years	5.4 years	5.1 years
Expected dividend yield of stock	1.9%	2.0%	2.0%
Expected volatility of stock	35.7%	35.2%	25.9%
Weighted-average fair value	$81.71	$53.92	$31.68
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
SAR activity during 2022 is as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding June 30, 2021	4,148,586	$152.44
Granted	499,386	$296.00
Exercised	(520,602)	$129.32
Canceled	(28,226)	$239.22
Outstanding June 30, 2022	4,099,144	$172.27	6.0 years	$326.8
Exercisable June 30, 2022	2,886,647	$146.49	5.0 years	$287.4

A summary of the status and changes of shares subject to SAR awards and the related average price per share follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2021	1,470,829	$43.19
Granted	499,386	$81.71
Vested	(729,492)	$40.16
Canceled	(28,226)	$61.81
Nonvested June 30, 2022	1,212,497	$60.44

During 2022, 2021 and 2020, we recognized stock-based compensation expense of $37 million, $35 million and $26 million, respectively, relating to SAR awards. The Company derives a tax deduction measured by the excess of the market value over the grant price at the date stock-based awards are exercised. The related income tax benefit was credited to income tax expense.
At June 30, 2022, $15 million of expense with respect to nonvested SAR awards has yet to be recognized and will be amortized into expense over a weighted-average period of approximately 13 months. The total fair value of shares vested during 2022, 2021 and 2020 was $29 million, $25 million and $27 million, respectively.

Information related to SAR awards exercised during 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Net cash proceeds	$2,831	$4,684	$2,623
Intrinsic value	97,002	225,025	133,641
Income tax benefit	$15,845	$37,437	$21,132
Number of shares surrendered	98,673	316,330	228,986

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
The fair value of each RSU award granted in 2022, 2021 and 2020 was based on the fair market value of our common stock on the date of grant. A summary of the status and changes of shares subject to RSU awards for employees and the related average price per share follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2021	349,586	$182.22
Granted	89,579	$293.56
Vested	(153,950)	$168.21
Canceled	(7,313)	$238.03
Nonvested June 30, 2022	277,902	$224.40
During 2022, 2021 and 2020, we recognized stock-based compensation expense of $26 million, $26 million and $26 million, respectively, relating to RSU awards for employees. At June 30, 2022, $19 million of expense with respect to nonvested RSU awards has yet to be recognized and will be amortized into expense over a weighted-average period of approximately 22 months. The total fair value of RSU awards vested during 2022, 2021 and 2020 was $26 million, $21 million and $23 million, respectively. We recognized an income tax benefit of $4 million, $1 million and $1 million relating to the issuance of common stock for RSU awards that vested during 2022, 2021 and 2020, respectively.

Additionally, we granted RSUs with a one-year vesting period to non-employee members of the Board of Directors. Recipients receive a dividend equivalent payable in common shares, equal to the cash dividend per share paid to common shareholders. A summary of the status and changes of shares subject to Board of Directors RSU awards and the related average price per share follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2021	7,476	$215.51
Granted	5,648	$297.57
Vested	(7,504)	$215.57
Nonvested June 30, 2022	5,620	$297.89
The fair value of each RSU award granted to the Board of Directors in 2022, 2021 and 2020 was based on the fair market value of our common stock on the date of grant. In 2022, 2021 and 2020, we recognized stock-based compensation expense of $1.8 million, $1.5 million, and $1.4 million, respectively, relating to these awards. During 2022, 2021 and 2020, we recognized an income tax benefit of $0.2 million, $2.1 million and $0.1 million, respectively, related to the vesting of Board of Directors RSU awards. At June 30, 2022, $0.6 million of expense with respect to nonvested RSU awards granted to the Board of Directors has yet to be recognized and will be amortized into expense over a weighted-average period of approximately four months.
LTIP - The Company's Long Term Incentive Plans ("LTIP") provide for the issuance of unrestricted stock to certain officers and key employees based on the attainment of certain goals relating to our revenue growth, earnings per share growth and return on invested capital during the three-year performance period.

Stock issued and surrendered for LTIP	2022	2021	2020
LTIP three-year plan	2019-20-21	2018-19-20	2017-18-19
Number of shares issued	251,783	210,864	279,469
Number of shares surrendered	124,007	105,402	132,449
Share value on date of issuance	$271.38	$317.60	$134.95
Total value of shares issued	$68,329	$66,970	$37,714
Under the Company's 2020-21-22 LTIP, a payout of unrestricted stock will be issued in April 2023.
The fair value of each LTIP award granted in 2022, 2021 and 2020 was based on the fair market value of our common stock on the date of grant. These nonvested LTIP awards entitle participants to earn a dividend equivalent unit, payable in common shares, equal to the cash dividend per share paid to common shareholders. These dividend equivalent units do not have dividend or voting rights and are subject to the same performance goals as the initial award granted. A summary of the status and changes of shares relating to the LTIP and the related average price per share follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2021	495,051	$194.68
Granted	135,433	$302.29
Vested	(201,340)	$156.81
Canceled	(11,355)	$237.86
Nonvested June 30, 2022	417,789	$246.63
During 2022, 2021 and 2020, we recorded stock-based compensation expense of $72 million, $59 million and $58 million, respectively, relating to the LTIP. During 2022, 2021 and 2020, we recognized an income tax benefit (cost) of $5 million, $2 million and $(1) million, respectively, relating to the LTIP.
15.    Research and Development
Independent research and development costs amounted to $191 million in 2022, $205 million in 2021 and $237 million in 2020. Pre-production expense incurred in connection with development contracts amounted to $74 million in 2022, $54 million in 2021 and $57 million in 2020.

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
The carrying value of long-term debt, which excludes the impact of net unamortized debt issuance costs, and estimated fair value of long-term debt at June 30 are as follows:

	2022	2021
Carrying value of long-term debt	$10,145,077	$6,646,029
Estimated fair value of long-term debt	9,709,407	7,527,268
The fair value of long-term debt is classified within level 2 of the fair value hierarchy.
The Company utilizes derivative and non-derivative financial instruments, including forward exchange contracts, costless collar contracts, cross-currency swap contracts and certain foreign currency denominated debt designated as net investment hedges, to manage foreign currency transaction and translation risk. The derivative financial instrument contracts are with major investment grade financial institutions, and the Company does not anticipate any material non-performance by any of the counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.
The Company’s €700 million aggregate principal amount of Senior Notes due 2025 have been designated as a hedge of the Company’s net investment in certain foreign subsidiaries. The translation of the Senior Notes due 2025 into U.S. dollars is recorded in accumulated other comprehensive (loss) and remains there until the underlying net investment is sold or substantially liquidated.
In connection with the proposed Acquisition, the Company entered into deal-contingent forward contracts during October 2021 to mitigate the risk of appreciation in the GBP-denominated purchase price. The deal-contingent forward contracts have an aggregate notional amount of £6,415 million, and settlement is contingent upon closing the proposed Acquisition. In June 2022, we amended the agreement to include a credit support annex ("CSA") which obligated Parker to post $250 million of cash collateral recorded within non-trade and notes receivables on the Consolidated Balance Sheet and cash flows from investing activities on the Consolidated Statement of Cash Flows.
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported on the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	2022	2021
Net investment hedges
Cross-currency swap contracts	Investments and other assets	$21,444	$—
Cross-currency swap contracts	Other liabilities	—	71,798
Other derivative contracts
Forward exchange contracts	Non-trade and notes receivable	20,976	5,376
Forward exchange contracts	Other accrued liabilities	5,651	9,435
Deal-contingent forward contracts	Other accrued liabilities	1,015,426	—
Costless collar contracts	Non-trade and notes receivable	351	110
Costless collar contracts	Other accrued liabilities	1,578	901

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
Net gains (losses) of $56 million, $16 million and $(27) million relating to forward exchange contracts were recorded within cost of sales on the Consolidated Statement of Income for the year ended June 30, 2022, 2021 and 2020, respectively. Net (losses) of $(1,015) million related to the deal-contingent forward contracts were recorded during 2022. All other gains or losses on derivative financial instruments that were recorded in the Consolidated Statement of Income during 2022, 2021 and 2020 were not material.
Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	2022	2021
Cross-currency swap contracts	$69,992	$(31,988)
Foreign currency denominated debt	72,670	(32,882)
During 2022, 2021, and 2020 the periodic interest settlements related to the cross-currency swaps were not material.
A summary of financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2022 and 2021 are as follows:

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$13,038	$13,038	$—	$—
Derivatives	42,771	—	42,771	—
Liabilities:
Derivatives	1,022,655	—	1,022,655	—

	June 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$20,517	$20,517	$—	$—
Derivatives	5,486	—	5,486	—
Liabilities:
Derivatives	82,134	—	82,134	—
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

17.    Contingencies
The Company is involved in various litigation matters arising in the normal course of business, including proceedings based on product liability claims, workers' compensation claims, employee claims, class action lawsuits, and alleged violations of various environmental laws. We are self-insured in the United States for health care, workers' compensation, general liability and product liability up to predetermined amounts, above which third-party insurance applies. Management regularly reviews the probable outcome of these proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage and the established accruals for liabilities. While the outcome of pending proceedings cannot be predicted with certainty, management believes that any liabilities that may result from these proceedings will not have a material adverse effect on our liquidity, financial condition or results of operations.
Environmental - The Company is currently responsible for environmental remediation at various manufacturing facilities presently or formerly operated by the Company and has been named as a “potentially responsible party,” along with other companies, at off-site waste disposal facilities and regional sites.
As of June 30, 2022, we had an accrual of $16.4 million for environmental matters, which are probable and reasonably estimable. The accrual is recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of our liability in proportion to other responsible parties.
Our estimated total liability for environmental matters ranges from a minimum of $16.4 million to a maximum of $64.9 million. The largest range for any one site is approximately $13.4 million. The actual costs we will incur are dependent on final determination of contamination and required remedial action, negotiations with governmental authorities with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies, effectiveness of remedial technologies employed, the ability of other responsible parties to pay, and any insurance or other third-party recoveries.
18.    Business Segment Information
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

	2022	2021	2020
Net Sales:
Diversified Industrial:
North America	$7,703,150	$6,676,449	$6,456,298
International	5,638,896	5,283,710	4,504,587
Aerospace Systems	2,519,562	2,387,481	2,734,635
	$15,861,608	$14,347,640	$13,695,520

	2022	2021	2020
Segment Operating Income:
Diversified Industrial:
North America	$1,515,259	$1,247,419	$985,944
International	1,178,044	988,054	674,763
Aerospace Systems	501,431	402,895	476,900
Total segment operating income	3,194,734	2,638,368	2,137,607
Corporate administration	219,699	178,427	170,903
Income before interest expense and other expense	2,975,035	2,459,941	1,966,704
Interest expense	255,252	250,036	308,161
Other expense (income)	1,105,557	(37,052)	151,689
Income before income taxes	$1,614,226	$2,246,957	$1,506,854

Assets:
Diversified Industrial	$15,838,512	$16,518,688	$15,973,576
Aerospace Systems(a)	3,020,606	3,077,395	3,251,522
Corporate	7,084,825	745,117	662,655
	$25,943,943	$20,341,200	$19,887,753

Property Additions:
Diversified Industrial	$197,675	$186,233	$183,981
Aerospace Systems	27,452	20,705	44,546
Corporate	4,917	3,019	4,064
	$230,044	$209,957	$232,591

Depreciation:
Diversified Industrial	$219,206	$229,891	$218,092
Aerospace Systems	29,576	32,151	27,749
Corporate	8,532	7,901	7,058
	$257,314	$269,943	$252,899

Amortization:
Diversified Industrial	$263,430	$274,368	$243,714
Aerospace Systems	51,020	51,079	40,918
	$314,450	$325,447	$284,632

By Geographic Area(b)
Net Sales:
North America	$10,216,292	$9,046,162	$9,166,773
International	5,645,316	5,301,478	4,528,747
	$15,861,608	$14,347,640	$13,695,520
Long-Lived Assets:
North America	$1,398,966	$1,448,109	$1,494,858
International	723,792	818,367	797,877
	$2,122,758	$2,266,476	$2,292,735

(a) Includes an investment in a joint venture in which ownership is 50 percent or less and in which the Company does not have     operating control (2022 - $211 million; 2021 - $219 million; 2020 - $238 million) and assets held for sale (2022 - $66 million).
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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

ITEM 9A. Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective.
    In response to the COVID-19 pandemic, some of our team members have been working remotely at times. We are continually monitoring and assessing the changing business environment resulting from COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness. Management has taken measures to ensure that our disclosure controls and procedures and internal controls over financial reporting remained effective and were not materially affected during this period.
    There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Management's Report On Internal Control Over Financial Reporting
Our management, including the principal executive officer and the principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). We assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, we used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013).” We concluded that based on our assessment, the Company's internal control over financial reporting was effective as of June 30, 2022.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of June 30, 2022, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B. Other Information. None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections. Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance. Information required with respect to the Directors of the Company is set forth under the caption "Item I – Election of Directors" in the definitive Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders, to be held October 26, 2022 (the "2022 Proxy Statement"), and is incorporated herein by reference. Information with respect to the executive officers of the Company is included in Part I, Item 1C of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."
The information set forth under the caption "Delinquent Section 16(a) Reports" in the 2022 Proxy Statement is incorporated herein by reference.
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
The information set forth under the captions "Board Committees; Committee Charters - Audit Committee" and "Board and Committee Structure - Board Committees; Committee Charters" in the 2022 Proxy Statement is incorporated herein by reference.

ITEM 11. Executive Compensation. The information set forth under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," and "Compensation Tables" in the 2022 Proxy Statement is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information set forth under the caption "Principal Shareholders" in the 2022 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information. The following table sets forth certain information regarding the Company's equity compensation plans as of June 30, 2022, unless otherwise indicated.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Equity compensation plans
Equity compensation plans approved by security holders	5,218,244(1)	$175.73	18,376,570(2)
Equity compensation plans not approved by security holders	—	—	—
Total	5,218,244	$175.73	18,376,570

(1)Includes the maximum future payouts of common stock that may be issued under the calendar year 2020-21-22, 2021-22-23 and 2022-23-24 long term incentive performance awards ("LTIP awards"). For these LTIP awards, payouts will be determined based on achieving an average return on average equity of four percent or an average free cash flow margin of four percent. If these performance measures are achieved, the participants will be eligible to receive the maximum payout of 200 percent. The Human Resources and Compensation Committee will then compare our performance to that of a group of our peers and, if appropriate, apply its discretion to reduce the final payouts based on any performance measures that the Committee determines to be appropriate.

(2)The maximum number of shares of our common stock that may be issued under the Amended and Restated 2016 Omnibus Stock Incentive Plan is 23.8 million shares, of which approximately 8.4 million shares are available for future issuance. The maximum number of shares that may be issued under the Global Employee Stock Purchase Plan is 10 million shares, of which approximately 9.9 million shares are still available for future issuance.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence. The information set forth under the captions "Other Governance Matters - Review and Approval of Transactions with Related Persons" and "Item 1 - Election of Directors - Director Independence" in the 2022 Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services. The information set forth under the captions "Audit Fees and All Other Fees" and "Audit Committee Pre-Approval Policies and Procedures" in the 2022 Proxy Statement is incorporated herein by reference.

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

(2)(b)
Share Purchase Agreement, among Parker-Hannifin Corporation, EMFCO Holdings Incorporated, the shareholders of the Company, and Fortis Advisors LLC, as the Sellers' representative, dated as of July 26, 2019, incorporated by reference to Exhibit 2.1 of Registrant's Report on Form 8-K filed with the SEC on July 29, 2019 (Commission File No. 1-4982).

(2)(c)
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

(10)(c)
Form of Parker-Hannifin Corporation Change in Control Severance Agreement for Executive Officers dated after September 1, 2015 below Grade 29, incorporated by reference to Exhibit 10(d) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2016(Commission File No. 1-4982).

(10)(d)
Parker-Hannifin Corporation Amended and Restated Change in Control Severance Plan, incorporated by reference to Exhibit 10(b) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).

(10)(e)
Form of Indemnification Agreement entered into by the Registrant and its directors and executive officers incorporated by reference to Exhibit 10(c) to Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission File No. 1-4982).

(10)(f)
Description of the Parker-Hannifin Corporation Officer Life Insurance Plan, incorporated by reference to Exhibit 10(h) to Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 1-4982).

(10)(g)
Parker-Hannifin Corporation Amended and Restated Supplemental Executive Retirement Benefits Program effective July 1, 2014, incorporated by reference to Exhibit 10(a) to Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2016 (Commission File No. 1-4982).

(10)(h)
Parker-Hannifin Corporation Amended and Restated Defined Contribution Supplemental Executive Retirement Program, effective January 22, 2015, incorporated by reference to Exhibit 10(c) to Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2015(Commission File No. 1-4982).

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

(10)(s)
Form of Parker-Hannifin Corporation Stock Appreciation Rights Award Agreement, for executive officers, incorporated by reference to Exhibit 10(a) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2011 (Commission File No. 1-4982).

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

(10)(dd)
Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan, as Amended and Restated, effective as of January 27, 2022, incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2022 (Commission File No. 1-4982).

(10)(ee)
Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance Bonus Plan, as Amended and Restated, effective as of January 27, 2022, incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2022 (Commission File No. 1-4982).

(10)(ff)
Parker-Hannifin Corporation 2022 Performance Bonus Plan, effective as of July 1, 2021, incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2021 (Commission File No. 1-4982).

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

(10)(jj)
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

(10)(ll)
Parker-Hannifin Corporation Profitable Growth Incentive Plan, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2014 (Commission File No. 1-4982).

(10)(mm)
Form of Notice of RONA Bonus Award Under the Parker-Hannifin Corporation Performance Bonus Plan, incorporated by reference to Exhibit 10(h) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No. 1-4982).

(10)(nn)
Parker-Hannifin Corporation RONA Plan Subject to Performance Bonus Plan, incorporated by reference to Exhibit 10(f) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).

(10)(oo)
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

(10)(rr)
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

(10)(tt)
Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan, effective September 2, 2015, incorporated by reference to Exhibit 10(pp) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission File No. 1-4982).

(10)(uu)
Amendment Two to the Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan (effective September 2, 2015), dated and effective October 14, 2019, incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 10-Q filed with the SEC on February 5, 2020 (Commission File No. 1-4982).

(10)(vv)
Parker-Hannifin Corporation Global Employee Stock Purchase Plan, incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement filed with the SEC on September 22, 2014 (Commission File No. 1-4982).

(10)(ww)	Parker-Hannifin Corporation Claw-back Policy, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed with the SEC on August 18, 2009 (Commission File No. 1-4982).

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

(10)(zz)
Cooperation Agreement, by and between Parker-Hannifin Corporation and Meggitt plc, dated August 2, 2021, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed with the SEC on August 3, 2021 (Commission File No. 1-4982).

(10)(aaa)
Bridge Credit Agreement, by and between Parker-Hannifin Corporation, Citibank, N.A., as administrative agent, and certain financial institution parties thereto, dated August 2, 2021, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed with the SEC on August 3, 2021 (Commission File No. 1-4982).

(10)(bbb)
Term Loan Agreement, dated August 27, 2021, by and among Parker-Hannifin Corporation, Key Bank National Association, as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to Registrants Report on Form 8-K filed with the SEC on August 27, 2021 (Commission File No. 1-4982).

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

*    Submitted electronically herewith.
Attached as Exhibit 101 to this Annual Report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended June 30, 2022, 2021 and 2020, (ii) Consolidated Statement of Comprehensive Income for the years ended June 30, 2022, 2021 and 2020, (iii) Consolidated Balance Sheet at June 30, 2022 and 2021, (iv) Consolidated Statement of Cash Flows for the years ended June 30, 2022, 2021 and 2020, (v) Consolidated Statement of Equity for the years ended June 30, 2022, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.
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

August 24, 2022
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
Date: August 24, 2022

/s/ Todd M. Leombruno
Todd M. Leombruno, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Attorney-in-Fact for the officers and directors signing in the capacities indicated)

PARKER-HANNIFIN CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2020, 2021 AND 2022
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other (Deductions)/ Additions (A)	Balance at End of Period
Allowance for credit losses:
Year ended June 30, 2020	$8,874	$4,860	$(2,090)	$11,644
Year ended June 30, 2021	$11,644	$4,673	$(4,239)	$12,078
Year ended June 30, 2022	$12,078	$1,719	$(3,855)	$9,942
Deferred tax asset valuation allowance:
Year ended June 30, 2020	$797,692	$(42,217)	$15,955	$771,430
Year ended June 30, 2021	$771,430	$94,781	$(447)	$865,764
Year ended June 30, 2022	$865,764	$36,111	$—	$901,875

(A)For allowance for credit losses, net balance is comprised of deductions due to divestitures or uncollectible accounts charged off, additions due to acquisitions or recoveries, and currency translation adjustments. For deferred tax asset valuation allowance, the balance primarily represents adjustments due to acquisitions.