Form 10-Q
period 2022-09-30
PARKER HANNIFIN CORP
filed 2022-11-04
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes  ☐    No  ☒
Number of Common Shares outstanding at September 30, 2022: 128,405,731

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2022	2021*
Net sales	$4,232,775	$3,762,809
Cost of sales	2,795,456	2,504,382
Selling, general and administrative expenses	835,804	626,749
Interest expense	117,794	59,350
Other (income) expense, net	(19,624)	583
Income before income taxes	503,345	571,745
Income taxes	115,308	120,282
Net income	388,037	451,463
Less: Noncontrolling interest in subsidiaries' earnings	183	306
Net income attributable to common shareholders	$387,854	$451,157

Earnings per share attributable to common shareholders:
Basic	$3.02	$3.50
Diluted	$2.98	$3.45

*Prior period amounts have been reclassified to reflect the income statement reclassification as described in Note 1.
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
Net income	$388,037	$451,463
Less: Noncontrolling interests in subsidiaries' earnings	183	306
Net income attributable to common shareholders	387,854	451,157

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(306,483)	(68,324)
Retirement benefits plan activity	4,771	29,022
Other comprehensive (loss)	(301,712)	(39,302)
Less: Other comprehensive (loss) for noncontrolling interests	(1,130)	(539)
Other comprehensive (loss) attributable to common shareholders	(300,582)	(38,763)
Total comprehensive income attributable to common shareholders	$87,272	$412,394

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(Unaudited)

	September 30, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$502,307	$535,799
Marketable securities and other investments	19,504	27,862
Trade accounts receivable, net	2,649,166	2,341,504
Non-trade and notes receivable	374,177	543,757
Inventories	3,130,182	2,214,553
Prepaid expenses and other	492,491	6,383,169
Total current assets	7,167,827	12,046,644
Property, plant and equipment	6,488,563	5,897,955
Less: Accumulated depreciation	3,734,956	3,775,197
Property, plant and equipment, net	2,753,607	2,122,758
Deferred income taxes	125,604	110,585
Investments and other assets	1,135,728	788,057
Intangible assets, net	8,388,011	3,135,817
Goodwill	10,384,130	7,740,082
Total assets	$29,954,907	$25,943,943
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$1,725,077	$1,724,310
Accounts payable, trade	2,018,209	1,731,925
Accrued payrolls and other compensation	462,075	470,132
Accrued domestic and foreign taxes	230,899	250,292
Other accrued liabilities	1,062,448	1,682,659
Total current liabilities	5,498,708	5,859,318
Long-term debt	12,238,900	9,755,825
Pensions and other postretirement benefits	770,032	639,939
Deferred income taxes	1,778,074	307,044
Other liabilities	895,789	521,897
Total liabilities	21,181,503	17,084,023
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at September 30 and June 30	90,523	90,523
Additional capital	360,443	327,307
Retained earnings	15,878,565	15,661,808
Accumulated other comprehensive (loss)	(1,843,780)	(1,543,198)
Treasury shares, at cost; 52,640,397 shares at September 30 and 52,594,956 shares at June 30	(5,723,230)	(5,688,429)
Total shareholders’ equity	8,762,521	8,848,011
Noncontrolling interests	10,883	11,909
Total equity	8,773,404	8,859,920
Total liabilities and equity	$29,954,907	$25,943,943
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$388,037	$451,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	66,967	65,751
Amortization	87,014	79,771
Share incentive plan compensation	65,018	57,666
Deferred income taxes	193,620	(40,027)
Foreign currency transaction loss (gain)	36,221	(9,470)
Gain on disposal of property, plant and equipment	(4,287)	(30)
Gain on sale of business	(372,930)	—
(Gain) loss on marketable securities	(1,361)	804
Gain on investments	(1,957)	(200)
Other	7,437	42,823
Changes in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable, net	(1,228)	74,070
Inventories	(137,143)	(190,779)
Prepaid expenses and other	(186,579)	37,763
Other assets	(95,135)	(27,553)
Accounts payable, trade	107,579	(20,365)
Accrued payrolls and other compensation	(89,455)	(161,560)
Accrued domestic and foreign taxes	8,047	46,592
Other accrued liabilities	336,444	36,288
Pensions and other postretirement benefits	49,378	(15,651)
Other liabilities	1,671	(2,997)
Net cash provided by operating activities	457,358	424,359
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash of $89,704 in 2022)	(7,146,110)	—
Capital expenditures	(83,555)	(48,203)
Proceeds from sale of property, plant and equipment	11,107	7,751
Proceeds from sale of businesses	441,340	—
Purchases of marketable securities and other investments	(7,687)	(7,456)
Maturities and sales of marketable securities and other investments	16,467	5,312
Payments of deal-contingent forward contracts	(1,405,418)	—
Other	246,438	649
Net cash used in investing activities	(7,927,418)	(41,947)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	559	1,089
Payments for common shares	(67,241)	(245,820)
Payments for notes payable, net	(112,430)	(4)
Proceeds from long-term borrowings	2,000,000	1
Payments for long-term borrowings	(301,389)	(592)
Financing fees paid	(8,754)	(42,703)
Dividends paid	(171,176)	(132,921)
Net cash provided by (used in) financing activities	1,339,569	(420,950)
Effect of exchange rate changes on cash	(15,078)	(997)
Net decrease in cash, cash equivalents and restricted cash	(6,145,569)	(39,535)
Cash, cash equivalents and restricted cash at beginning of year	6,647,876	733,117
Cash, cash equivalents and restricted cash at end of period	$502,307	$693,582

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts or as otherwise noted)

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2022, the results of operations for the three months ended September 30, 2022 and 2021 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2022 Annual Report on Form 10-K.
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
Reclassification
Certain prior-year amounts in the Consolidated Statement of Income have been reclassified to conform to the current-year presentation. Effective July 1, 2022, we began classifying certain expenses, previously classified as cost of sales, as selling, general and administrative expenses ("SG&A") or within other (income) expense, net. During the integration of recently acquired businesses, the Company has seen diversity in practice of the classification of certain expenses, and the reclassification was made to better align the presentation of expenses on the Consolidated Statement of Income with management’s internal reporting. The expenses reclassified from cost of sales to SG&A relate to certain administrative activities conducted in production facilities and research and development. Foreign currency transaction expense was also reclassified from cost of sales to other (income) expense, net on the Consolidated Statement of Income. These reclassifications had no impact on net income, earnings per share, cash flows, segment reporting or the financial position of the Company.

The reclassifications resulted in a $210 million decrease to cost of sales, a $219 million increase to SG&A and a $9 million decrease to other (income) expense, net during the three months ended September 30, 2021.

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

In September 2022, the FASB issued ASU 2022-04, "Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations", which requires a buyer in a supplier finance program to disclose information about the program’s nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs, including the outstanding amount under the program, the balance sheet presentation of the outstanding amount, and a rollforward of the obligations in the program. This ASU should be adopted retrospectively for each balance sheet period presented; however, the rollforward information should be provided prospectively. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and does not expect it to be material.
3. Revenue recognition
Revenue is derived primarily from the sale of products in a variety of mobile, industrial and aerospace markets. A majority of the Company’s revenues are recognized at a point in time. However, a portion of the Company’s revenues are recognized over time.
Diversified Industrial Segment revenues by technology platform:

	Three Months Ended
	September 30,
	2022	2021
Motion Systems	$906,014	$828,672
Flow and Process Control	1,204,464	1,085,423
Filtration and Engineered Materials	1,376,295	1,256,056
Total	$3,486,773	$3,170,151

Aerospace Systems Segment revenues by product platform:

	Three Months Ended
	September 30,
	2022	2021
Flight Control Actuation	$182,841	$177,353
Fuel, Inerting and Engine Motion Control	141,221	122,319
Hydraulics	77,190	73,341
Engine Components	151,259	141,608
Airframe and Engine Fluid Conveyance	52,954	54,033
Other	25,190	24,004
Meggitt Aerospace	115,347	—
Total	$746,002	$592,658
Total Company revenues by geographic region based on the Company's selling operation's location:

	Three Months Ended
	September 30,
	2022	2021
North America	$2,834,920	$2,384,974
Europe	753,932	761,970
Asia Pacific	588,398	568,134
Latin America	55,525	47,731
Total	$4,232,775	$3,762,809
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
Total contract assets and contract liabilities are as follows:

	September 30, 2022	June 30, 2022
Contract assets, current (included within Prepaid expenses and other)	$95,148	$28,546
Contract assets, noncurrent (included within Investments and other assets)	27,089	794
Total contract assets	122,237	29,340
Contract liabilities, current (included within Other accrued liabilities)	(129,930)	(60,472)
Contract liabilities, noncurrent (included within Other liabilities)	(105,267)	(2,225)
Total contract liabilities	(235,197)	(62,697)
Net contract liabilities	$(112,960)	$(33,357)
Net contract liabilities at September 30, 2022 increased from the June 30, 2022 amount primarily due to acquiring Meggitt plc ("Meggitt") contract liabilities in excess of Meggitt contract assets. During the three months ended September 30, 2022, approximately $19 million of revenue was recognized that was included in the contract liabilities at June 30, 2022.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at September 30, 2022 was $10.2 billion, of which approximately 82 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.
4. Acquisitions and divestitures
Acquisitions
On September 12, 2022, we completed the acquisition (the “Acquisition”) of all of the outstanding ordinary shares of Meggitt for 800 pence per share, resulting in an aggregate cash purchase price of $7.2 billion, including the assumption of debt.
Meggitt is a leader in design, manufacturing and aftermarket support of technologically differentiated systems and equipment in aerospace, defense and selected energy markets with annual sales of approximately $2.1 billion for the year ended December 31, 2021. For segment reporting purposes, approximately 82 percent of Meggitt's sales are included in the Aerospace Systems Segment, while the remaining 18 percent are included in the Diversified Industrial Segment.
Assets acquired and liabilities assumed are recognized at their respective fair values as of the Acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The following table presents the preliminary estimated fair values of Meggitt's assets acquired and liabilities assumed on the Acquisition date. These preliminary estimates are based on available information and will be revised during the measurement period, not to exceed 12 months from the Acquisition date, as third-party valuations are finalized, additional information becomes available and as additional analysis is performed. Such revisions may have a material impact on our results of operations and financial position within the measurement period.

September 12, 2022
Assets:
Cash and cash equivalents	$89,704
Accounts receivable	427,255
Inventories	833,602
Prepaid expenses and other	125,763
Plant and equipment	675,232
Deferred income taxes	5,720
Other assets	219,472
Intangible assets	5,418,795
Goodwill	2,830,845
Total assets acquired	$10,626,388
Liabilities:
Notes payable and long-term debt payable within one year	$306,266
Accounts payable, trade	219,780
Accrued payrolls and other compensation	89,226
Other accrued liabilities	367,605
Long-term debt	669,321
Pensions and other postretirement benefits	85,899
Deferred income taxes	1,274,726
Other liabilities	377,751
Total liabilities assumed	3,390,574
Net assets acquired	$7,235,814
Goodwill is calculated as the excess of the purchase price over the net assets acquired and represents cost synergies and enhancements to our existing technologies. For tax purposes, Meggitt's goodwill is not deductible. Based upon a preliminary acquisition valuation, we acquired $3.2 billion of customer-related intangible assets, $1.7 billion of patents and technology and $490 million of trademarks, each with estimated useful lives of 20 years.
The fair value of the assets acquired includes $161 million and $76 million of operating lease right-of-use assets and finance lease right-of-use assets, respectively. The fair value of liabilities assumed includes $150 million and $87 million of operating lease liabilities and finance lease liabilities, respectively, of which, $17 million and $2 million of operating lease liabilities and finance lease liabilities, respectively, are current liabilities.
Long-term debt assumed includes $900 million aggregate principal amount of private placement notes with fixed interest rates ranging from 2.78 percent to 3.60 percent, and maturity dates ranging from July 2023 to July 2026. In October 2022, we paid off $300 million aggregate principal amount of private placement notes in two tranches, with fixed interest rates of 2.78 percent and 3.00 percent and maturity dates of November 2023 and November 2025, respectively, pursuant to an offer to noteholders according to change in control provisions. Upon acquiring Meggitt, we also assumed $113 million of liabilities associated with environmental matters.
Our consolidated financial statements for the three months ended September 30, 2022 include the results of operations of Meggitt from the date of acquisition through September 30, 2022. Net sales and segment operating loss attributable to Meggitt during this period was $143 million and $27 million, respectively. Segment operating loss attributable to Meggitt includes estimated amortization and depreciation expense associated with the preliminary fair value estimates of intangible assets, plant and equipment, and inventory, as well as acquisition integration charges. Refer to Note 10 for further discussion of acquisition integration charges.
Acquisition-related transaction costs totaled $109 million for the three months ended September 30, 2022. These costs are included in SG&A in the Consolidated Statement of Income.

Divestitures
During September 2022, we divested our aircraft wheel and brake business, which was part of the Aerospace Systems Segment, resulting in a pre-tax gain of $373 million. The gain is included in other (income) expense, net in the Consolidated Statement of Income. The operating results and net assets of the aircraft wheel and brake business were immaterial to the Company's consolidated results of operations and financial position. As of June 30, 2022, the aggregate carrying amount of aircraft wheel and brake assets held for sale was $66 million. These assets primarily included goodwill and inventory and were recorded within prepaid expenses and other assets in the Consolidated Balance Sheet. Goodwill was allocated to the aircraft wheel and brake business using the relative fair value method.
Restricted Cash
At June 30, 2022, prepaid expenses and other in the Consolidated Balance Sheet included a $6.1 billion balance in an escrow account restricted to payments for the Acquisition. These funds were used to finance a portion of the Acquisition, and there was no restricted cash at September 30, 2022.
5. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2022 and 2021.

	Three Months Ended
	September 30,
	2022	2021
Numerator:
Net income attributable to common shareholders	$387,854	$451,157
Denominator:
Basic - weighted average common shares	128,425,002	128,726,721
Increase in weighted average common shares from dilutive effect of equity-based awards	1,517,406	2,101,250
Diluted - weighted average common shares, assuming exercise of equity-based awards	129,942,408	130,827,971

Basic earnings per share	$3.02	$3.50
Diluted earnings per share	$2.98	$3.45

For the three months ended September 30, 2022 and 2021, 887,307 and 165,732 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
6. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. There is no expiration date for this program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. During the three months ended September 30, 2022, we repurchased 185,766 shares at an average price, including commissions, of $269.16 per share.
7. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. We evaluate the collectibility of our receivables based on historical experience and current and forecasted economic conditions based on management's judgment. Additionally, receivables are written off to bad debt when management makes a final determination of uncollectibility. Allowance for credit losses was $26 million and $10 million at September 30, 2022 and June 30, 2022, respectively. The increase in the allowance for credit losses from the June 30, 2022 amount is due to the Acquisition.

8. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2022	June 30, 2022
Notes receivable	$104,573	$103,558
Cash collateral receivable(a)	—	250,000
Accounts receivable, other	269,604	190,199
Total	$374,177	$543,757

(a) The cash collateral receivable at June 30, 2022 related to the deal-contingent forward contracts settled in the first three months of fiscal 2023.

9. Inventories
The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2022	June 30, 2022
Finished products	$919,691	$811,702
Work in process	1,581,545	1,128,501
Raw materials	628,946	274,350
Total	$3,130,182	$2,214,553
10. Business realignment and acquisition integration charges
We incurred business realignment and acquisition integration charges in the first three months of fiscal 2023 and 2022. In both the first three months of fiscal 2023 and 2022, business realignment charges included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. In fiscal 2023, a majority of the business realignment charges were incurred in Europe. In fiscal 2022, a majority of the business realignment charges were incurred in North America and Europe. We believe the realignment actions will positively impact future results of operations, but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges by business segment are as follows:

	Three Months Ended
	September 30,
	2022	2021
Diversified Industrial	$2,012	$3,017
Aerospace Systems	1,849	(3)
Workforce reductions in connection with such business realignment charges by business segment are as follows:

	Three Months Ended
	September 30,
	2022	2021
Diversified Industrial	51	35
Aerospace Systems	12	—
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended
	September 30,
	2022	2021*
Cost of sales	$2,499	$187
Selling, general and administrative expenses	1,362	2,827
*Prior period amounts have been reclassified to reflect the income statement reclassification as described in Note 1.

During the first three months of fiscal 2023, approximately $4 million in payments were made relating to business realignment charges. Remaining payments related to business realignment actions of approximately $7 million, a majority of which are expected to be paid by March 31, 2023, are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment actions described above, the timing and amount of which are not known at this time.
We also incurred the following acquisition integration charges:

	Three Months Ended
	September 30,
	2022	2021
Diversified Industrial	$186	$1,202
Aerospace Systems	11,805	—
Charges incurred in fiscal 2023 and 2022 relate to the acquisitions of Meggitt and LORD Corporation, respectively. In both fiscal 2023 and 2022, these charges were primarily included in SG&A within the Consolidated Statement of Income.
11. Equity

Changes in equity for the three months ended September 30, 2022 and 2021 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2022	$90,523	$327,307	$15,661,808	$(1,543,198)	$(5,688,429)	$11,909	$8,859,920
Net income			387,854			183	388,037
Other comprehensive income (loss)				(300,582)		(1,130)	(301,712)
Dividends paid ($1.33 per share)			(171,097)			(79)	(171,176)
Stock incentive plan activity		33,136			15,199		48,335
Shares purchased at cost					(50,000)		(50,000)
Balance at September 30, 2022	$90,523	$360,443	$15,878,565	$(1,843,780)	$(5,723,230)	$10,883	$8,773,404

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2021	$90,523	$329,619	$14,915,497	$(1,566,727)	$(5,370,605)	$15,363	$8,413,670
Net income			451,157			306	451,463
Other comprehensive (loss)				(38,763)		(539)	(39,302)
Dividends paid ($1.03 per share)			(132,855)			(66)	(132,921)
Stock incentive plan activity		29,058			14,211		43,269
Shares purchased at cost					(230,334)		(230,334)
Balance at September 30, 2021	$90,523	$358,677	$15,233,799	$(1,605,490)	$(5,586,728)	$15,064	$8,505,845

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the three months ended September 30, 2022 and 2021 are as follows:

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2022	$(1,149,071)	$(394,127)	$(1,543,198)
Other comprehensive (loss) before reclassifications	(305,353)	—	(305,353)
Amounts reclassified from accumulated other comprehensive (loss)	—	4,771	4,771
Balance at September 30, 2022	$(1,454,424)	$(389,356)	$(1,843,780)

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2021	$(865,865)	$(700,862)	$(1,566,727)
Other comprehensive (loss) before reclassifications	(67,785)	—	(67,785)
Amounts reclassified from accumulated other comprehensive (loss)	—	29,022	29,022
Balance at September 30, 2021	$(933,650)	$(671,840)	$(1,605,490)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three months ended September 30, 2022 and 2021 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2022
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(210)	Other (income) expense, net
Recognized actuarial loss	(6,110)	Other (income) expense, net
Total before tax	(6,320)
Tax benefit	1,549
Net of tax	$(4,771)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2021
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(936)	Other (income) expense, net
Recognized actuarial loss	(37,503)	Other (income) expense, net
Total before tax	(38,439)
Tax benefit	9,417
Net of tax	$(29,022)

12. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the three months ended September 30, 2022 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2022	$7,185,981	$554,101	$7,740,082
Acquisition	53,934	2,776,911	2,830,845
Foreign currency translation	(166,413)	(20,384)	(186,797)
Balance at September 30, 2022	$7,073,502	$3,310,628	$10,384,130
Acquisition represents goodwill resulting from the preliminary purchase price allocation for the Acquisition during the measurement period. Refer to Note 4 for further discussion.
Intangible assets are amortized using the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2022		June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$2,699,116	$274,128	$990,775	$259,587
Trademarks	1,203,677	340,902	727,820	339,244
Customer lists and other	6,842,011	1,741,763	3,735,042	1,718,989
Total	$10,744,804	$2,356,793	$5,453,637	$2,317,820
Total intangible amortization expense for the three months ended September 30, 2022 and 2021 was $87 million and $80 million, respectively. The estimated amortization expense for the five years ending June 30, 2023 through 2027 is $520 million, $559 million, $551 million, $546 million and $540 million, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred during the three months ended September 30, 2022 and 2021.
13. Retirement benefits
Net pension benefit expense recognized included the following components:

	Three Months Ended
	September 30,
	2022	2021
Service cost	$14,253	$20,662
Interest cost	46,351	27,429
Expected return on plan assets	(66,345)	(67,328)
Amortization of prior service cost	210	934
Amortization of net actuarial loss	6,443	37,531
Amortization of initial net obligation	—	2
Net pension benefit expense	$912	$19,230
We recognized $0.2 million and $0.3 million in expense related to other postretirement benefits during the three months ended September 30, 2022 and 2021, respectively. Components of retirement benefits expense, other than service cost, are included in other (income) expense, net in the Consolidated Statement of Income.

14. Debt
In connection with the Acquisition, the Company entered into a bridge credit agreement on August 2, 2021 (the "Bridge Credit Agreement"). Under the Bridge Credit Agreement, the lenders committed to provide senior, unsecured financing in the aggregate principal amount of £6.5 billion at August 2, 2021. In July 2022, after consideration of the escrow balance and funds available under the delayed-draw term loan facility (the “Term Loan Facility”), we reduced the aggregate committed principal amount of the Bridge Credit Agreement to zero, and the Bridge Credit Agreement was terminated.
In September 2022, the Company fully drew against the $2.0 billion delayed-draw Term Loan Facility, which will mature in its entirety in September 2025. We used the proceeds of the Term Loan Facility to finance a portion of the Acquisition. At September 30, 2022, the Term Loan Facility had an interest rate of LIBOR plus 112.5 bps. Interest payments are made at the interest reset dates, which are either one, three or six months at the discretion of the Company. Additionally, the provisions of the Term Loan Facility allow for prepayments at the Company's discretion.
Additionally, in September 2022, $300 million aggregate principal amount of medium-term notes matured, and we assumed debt associated with the Acquisition. Refer to Note 4 for further discussion of assumed debt.
Commercial paper notes outstanding at September 30, 2022 and June 30, 2022 were $1.3 billion and $1.4 billion, respectively.
Based on the Company’s rating level at September 30, 2022, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At September 30, 2022, our debt to debt-shareholders' equity ratio was 0.62 to 1.0. We are in compliance, and expect to remain in compliance, with all covenants set forth in the credit agreement and indentures.
15. Income taxes
On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act of 2022. The bill includes numerous tax provisions, including a 15 percent corporate minimum tax as well as a one percent excise tax on share repurchases. The income tax provisions are effective for fiscal years beginning after December 31, 2022. The one percent excise tax on share repurchases is effective as of January 1, 2023. Based on our current analysis of the provisions, the legislation will not have a material impact on our consolidated financial statements.
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
As of September 30, 2022, we had gross unrecognized tax benefits of $108 million, all of which, if recognized, would impact the effective tax rate. The accrued interest and accrued penalties related to the gross unrecognized tax benefits, excluded from the amount above, is $20 million and $7 million, respectively. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $30 million as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.
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
Marketable securities and other investments include deposits and equity investments. Deposits are recorded at cost, and equity investments are recorded at fair value. Changes in fair value related to equity investments are recorded in net income. Unrealized gains and losses related to equity investments were not material as of September 30, 2022 and 2021.
The carrying value of long-term debt, which excludes the impact of net unamortized debt issuance costs, and estimated fair value of long-term debt are as follows:

	September 30, 2022	June 30, 2022
Carrying value of long-term debt	$12,731,197	$10,145,077
Estimated fair value of long-term debt	11,883,066	9,709,407

The fair value of long-term debt is classified within level 2 of the fair value hierarchy.
We utilize derivative and non-derivative financial instruments, including forward exchange contracts, costless collar contracts, cross-currency swap contracts and certain foreign currency denominated debt designated as net investment hedges, to manage foreign currency transaction and translation risk. Additionally, we acquired forward exchange contracts and cross-currency swaps contracts in connection with the Acquisition. The derivative financial instrument contracts are with major investment grade financial institutions, and we do not anticipate any material non-performance by any of the counterparties. We do not hold or issue derivative financial instruments for trading purposes.
The Company’s €700 million aggregate principal amount of Senior Notes due 2025 have been designated as a hedge of the Company’s net investment in certain foreign subsidiaries. The translation of the Senior Notes due 2025 into U.S. dollars is recorded in accumulated other comprehensive (loss) and remains there until the underlying net investment is sold or substantially liquidated.
In connection with closing the Acquisition, the Company settled its deal-contingent forward contracts, which had an aggregate notional amount of £6.4 billion, during September 2022. In July 2022, the Company received, and subsequently deposited into the escrow account, the $250 million cash collateral previously posted in accordance with the credit support annex attached to the deal-contingent forward contracts. The cash flows associated with this activity are reflected within cash flows from investing activities on the Consolidated Statement of Cash Flows.
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	September 30, 2022	June 30, 2022
Net investment hedges
Cross-currency swap contracts	Investments and other assets	$58,602	$21,444
Other derivative contracts
Forward exchange contracts	Non-trade and notes receivable	30,302	20,976
Forward exchange contracts	Investments and other assets	166	—
Forward exchange contracts	Other accrued liabilities	57,668	5,651
Forward exchange contracts	Other liabilities	10,445	—
Deal-contingent forward contracts	Other accrued liabilities	—	1,015,426
Costless collar contracts	Non-trade and notes receivable	8,648	351
Costless collar contracts	Other accrued liabilities	3,169	1,578
Cross-currency swap contracts	Non-trade and notes receivable	35,127	—

The cross-currency swap, forward exchange, deal-contingent forward and costless collar contracts are reflected on a gross basis in the Consolidated Balance Sheet. We have not entered into any master netting arrangements.
The €69 million, €290 million and ¥2,149 million of cross-currency swap contracts have been designated as hedging instruments. The forward exchange, deal-contingent forward and costless collar contracts, as well as cross-currency swap contracts acquired as part of the Acquisition, have not been designated as hedging instruments and are considered to be economic hedges of forecasted transactions.
The forward exchange, costless collar contracts, and deal-contingent forward contracts, as well as cross-currency swaps acquired as part of the Acquisition, are adjusted to fair value by recording gains and losses through the other (income) expense, net caption in the Consolidated Statement of Income.
Derivatives designated as hedges are adjusted to fair value by recording gains and losses through accumulated other comprehensive (loss) on the Consolidated Balance Sheet until the hedged item is recognized in earnings. We assess the effectiveness of the €69 million, €290 million and ¥2,149 million of cross-currency swaps designated as hedging instruments using the spot method. Under this method, the periodic interest settlements are recognized directly in earnings through interest expense.

Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income as follows:

	Three Months Ended
	September 30,
	2022	2021
Deal-contingent forward contracts	$(389,992)	$—
Forward exchange contracts	(1,364)	4,343
Costless collar contracts	5,389	(2,321)
Cross-currency swap contracts	4,659	—

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) on the Consolidated Balance Sheet are as follows:

	Three Months Ended
	September 30,
	2022	2021
Cross-currency swap contracts	$26,819	$12,371
Foreign currency denominated debt	36,139	14,864

During the three months ended September 30, 2022 and 2021, the periodic interest settlements related to the cross-currency swaps were not material.
A summary of financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2022 and June 30, 2022 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$432	$432	$—	$—
Derivatives	132,845	—	132,845	—
Liabilities:
Derivatives	71,282	—	71,282	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$13,038	$13,038	$—	$—
Derivatives	42,771	—	42,771	—
Liabilities:
Derivatives	1,022,655	—	1,022,655	—
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
Aerospace Systems - This segment designs and manufactures products and provides aftermarket support for commercial and regional transport, business jet, military, helicopter and missile markets. The Aerospace Systems Segment provides a full range of systems and components for hydraulic, pneumatic, fuel, oil, actuation, sensing, braking, thermal management, and electric power applications.

	Three Months Ended
	September 30,
	2022	2021
Net sales
Diversified Industrial:
North America	$2,131,760	$1,793,715
International	1,355,013	1,376,436
Aerospace Systems	746,002	592,658
Total net sales	$4,232,775	$3,762,809
Segment operating income
Diversified Industrial:
North America	$452,986	$333,702
International	293,940	291,176
Aerospace Systems	92,151	118,251
Total segment operating income	839,077	743,129
Corporate general and administrative expenses	51,660	49,072
Income before interest expense and other expense	787,417	694,057
Interest expense	117,794	59,350
Other expense	166,278	62,962
Income before income taxes	$503,345	$571,745

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022
AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2021

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

Despite disruption within the aerospace industry commercial aerospace demand is recovering. We are managing the challenging supply chain environment through our "local for local" manufacturing strategy, ongoing supplier management process, and broadened supply base. We are also managing the impact of the inflationary cost environment through a variety of cost and pricing measures, including continuous improvement and lean initiatives. Additionally, we are strategically managing our workforce and discretionary spending. At the same time, we are appropriately addressing the ongoing needs of our business so that we may continue to serve our customers.
Over the long term, the extent to which our business and results of operations will be impacted by the economic and political uncertainty resulting from the Russia-Ukraine war and the COVID-19 pandemic depends on future developments that remain uncertain. These developments include the duration of the supply chain and labor market constraints, the severity and duration of the Russia-Ukraine war and related sanctions, distribution and continuing effectiveness of vaccines, the severity and spread of COVID-19 and its variants and mitigating actions by government authorities. Additionally, as these events and other global economic factors have led to an increased inflationary environment, we continue to monitor and manage the effects of inflation with the goal of minimizing its impact on our business, operations, and financial results.
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
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	September 30,
(dollars in millions)	2022	2021*
Net sales	$4,233	$3,763
Gross profit margin	34.0%	33.4%
Selling, general and administrative expenses	$836	$627
Selling, general and administrative expenses, as a percent of sales	19.7%	16.7%
Interest expense	$118	$59
Other (income) expense, net	$(20)	$1
Effective tax rate	22.9%	21.0%
Net income	$388	$451
Net income, as a percent of sales	9.2%	12.0%

*Prior period amounts have been reclassified to reflect the income statement reclassification as described in Note 1 to the Consolidated Financial Statements.
Net sales increased for the current-year quarter when compared to the prior-year quarter primarily due to higher volume in both the Diversified Industrial and Aerospace Systems Segments. The effect of currency rate changes decreased net sales by approximately $203 million, of which approximately $196 million is attributable to the Diversified Industrial International businesses, while the remainder of the change is split evenly between the Diversified Industrial North American businesses and the Aerospace Systems Segment. Acquisitions and divestitures completed within the last 12 months impacted sales by approximately $143 million and $3 million, respectively, during the current-year quarter.
Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased in the current-year quarter primarily due to higher margins in the Diversified Industrial Segment. The increase in gross profit margin is primarily due to higher sales volume and benefits from cost management, as well as price increases. These increases were partially offset by lower margins in the Aerospace Systems Segment and increased operating costs, including higher freight, material, and labor costs resulting from the ongoing inflationary environment affecting both segments.

Cost of sales also included business realignment and acquisition integration charges of $3 million and $0.3 million for the current-year and prior-year quarter, respectively.
Selling, general and administrative expenses ("SG&A") increased during the current-year quarter primarily due to acquisition-related transaction costs of $109 million as well as higher stock compensation, professional fees, and research and development expenses. SG&A also included business realignment and acquisition integration charges of $13 million and $4 million for the current-year and prior-year quarter, respectively,
Interest expense for the current-year quarter increased primarily due to higher average debt outstanding.
Other (income) expense, net included the following:

	Three Months Ended
(dollars in millions)	September 30,
Expense (income)	2022	2021*
Foreign currency transaction loss (gain)	$36	$(9)
Income related to equity method investments	(28)	(18)
Non-service components of retirement benefit cost	(13)	(1)
Gain on disposal of assets and divestitures	(377)	—
Interest income	(26)	(1)
Acquisition-related financing fees	—	39
Loss on deal-contingent forward contracts	390	—
Other items, net	(2)	(9)
	$(20)	$1

*Prior period amounts have been reclassified to reflect the income statement reclassification as described in Note 1 to the Consolidated Financial Statements.
Foreign currency transaction loss (gain) primarily relates to the impact of exchange rates on cash, marketable securities and other investments, forward contracts and intercompany transactions. During the current-year quarter, it also includes foreign currency transaction loss associated with completing the acquisition (the "Acquisition") of Meggitt plc ("Meggitt").
Gain on disposal of assets and divestitures for the current-year quarter includes a gain on the sale of the aircraft wheel and brake business within the Aerospace Systems Segment of $373 million. Refer to Note 4 of the Consolidated Financial Statements for further discussion.
Acquisition-related financing fees relate to the bridge credit agreement (the "Bridge Credit Agreement") fees associated with the Acquisition. Refer to Note 14 of the Consolidated Financial Statements for further discussion.
Loss on deal-contingent forward contracts includes a loss on the deal-contingent forward contracts related to the Acquisition. Refer to Note 16 to the Consolidated Financial Statements for further discussion.

Effective tax rate for the current-year quarter was higher than the comparable prior-year period primarily due to an overall decrease in discrete tax benefits as well as an increase on taxes related to international activities. The fiscal 2023 effective tax rate is expected to be approximately 23 percent.

BUSINESS SEGMENT INFORMATION
Diversified Industrial Segment

	Three Months Ended
	September 30,
(dollars in millions)	2022	2021
Net sales
North America	$2,132	$1,794
International	1,355	1,376
Operating income
North America	453	334
International	$294	$291
Operating margin
North America	21.2%	18.6%
International	21.7%	21.2%
Backlog	$4,901	$3,583

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period versus the comparable prior-year period:

Period Ending September 30, 2022
Three Months
Diversified Industrial North America – as reported	18.8%
Acquisitions	1.2%
Currency	(0.3)%
Diversified Industrial North America – without acquisitions and currency[1]	17.9%

Diversified Industrial International – as reported	(1.6)%
Acquisitions	0.5%
Currency	(14.3)%
Diversified Industrial International – without acquisitions and currency[1]	12.2%

Total Diversified Industrial Segment – as reported	10.0%
Acquisitions	0.9%
Currency	(6.3)%
Total Diversified Industrial Segment – without acquisitions and currency[1]	15.4%
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
Net Sales
Diversified Industrial North America - Sales increased 18.8 percent during the current-year quarter compared to the same prior-year period. The effect of acquisitions increased sales by approximately $21 million in the current-year quarter. Currency exchange rates did not materially impact sales in the current-year quarter. Excluding the effects of acquisitions and changes in the currency exchange rates, sales in the Diversified Industrial North American businesses increased 17.9 percent in the current-year quarter when compared to prior-year levels primarily due to higher demand from distributors and end users across most markets, including farm and agriculture, cars and light trucks, construction equipment, refrigeration, lawn and turf, heavy-duty trucks, semiconductors, metal fabrication, and engine markets, partially offset by lower end-user demand in the life sciences market.

Diversified Industrial International - Sales decreased 1.6 percent from the prior-year quarter. The effect of acquisitions increased sales by approximately $6 million in the current-year quarter. The effect of currency exchange rates decreased sales by approximately $196 million in the current-year quarter. Excluding the effects of acquisitions and changes in the currency exchange rates, Diversified Industrial International sales increased 12.2 percent in the current-year quarter from prior-year levels. Europe accounted for approximately 50 percent of the increase in sales during the current-year quarter, while the Asia Pacific region and Latin America comprised approximately 45 percent and five percent of the increase in sales, respectively.
Within Europe, sales in the current-year quarter increased primarily due to higher demand from distributors and end users across most markets, including the construction equipment, heavy-duty truck, life sciences, industrial machinery, cars and light truck, farm and agriculture, engines, refrigeration, and mining markets, partially offset by lower end-user demand in the power generation market.
Within the Asia Pacific region, sales in the current-year quarter increased primarily due to an increase in demand from distributors and end users in the cars and light truck, construction equipment, semiconductor, telecommunications, mining, marine, heavy-duty truck, and metal fabrication markets, partially offset by lower end-user demand in the life sciences market.
Within Latin America, sales in the current-year quarter increased primarily due to higher demand from distributors and end users in the cars and light truck, farm and agriculture, metal fabrication, heavy-duty truck, industrial machinery, oil and gas, mining, and construction equipment markets, partially offset by lower end-user demand in the life sciences market.
Operating Margin
Diversified Industrial Segment operating margin increased in the current-year quarter within both the North American and International businesses primarily due to higher sales volume and benefits from cost management, as well as price increases. These increases were partially offset by increased operating costs, including higher freight, material, and labor costs resulting from the ongoing inflationary environment.
Business Realignment
The following business realignment and acquisition integration charges are included in Diversified Industrial North American and Diversified Industrial International operating income:

	Three Months Ended
	September 30,
(dollars in millions)	2022	2021
Diversified Industrial North America	$—	$1
Diversified Industrial International	2	3

The business realignment charges primarily consist of severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. Acquisition integration charges in the current-year relate to the acquisition of Meggitt, and prior-year charges relate to the fiscal 2020 acquisition of LORD Corporation ("Lord"). Business realignment and acquisition integration charges within the Diversified Industrial International businesses were primarily incurred in Europe.
We anticipate that cost savings realized from the workforce reduction measures taken in the first three months of fiscal 2023 will not materially impact operating income in fiscal 2023 or 2024. We expect to continue to take actions necessary to integrate acquisitions and structure appropriately the operations of the Diversified Industrial Segment. We currently anticipate incurring approximately $40 million of additional business realignment and acquisition integration charges in the remainder of fiscal 2023. However, continually changing business conditions could impact the ultimate costs we incur.

Backlog
Diversified Industrial Segment backlog as of September 30, 2022 increased from the prior-year quarter primarily due to orders exceeding shipments in both the North American and International businesses as well as the addition of Meggitt backlog in the current-year quarter. Excluding the impact of Meggitt, backlog in the North American and International businesses accounted for approximately 80 percent and 20 percent of the change, respectively. Within the International businesses, the Asia Pacific region, Europe and Latin America accounted for approximately 70 percent, 16 percent and 14 percent of the change, respectively.
As of September 30, 2022, Diversified Industrial Segment backlog increased compared to the June 30, 2022 amount of $4.5 billion primarily due to the addition of Meggitt backlog during the current-year quarter, partially offset by shipments exceeding orders in both the North American and International businesses. Excluding the impact of Meggitt, Industrial Segment backlog decreased from the June 30, 2022 amount, with the North American and International businesses comprising approximately five percent and 95 percent of the decrease, respectively. Within the International businesses, the decrease was primarily due to shipments exceeding orders in both Europe and the Asia Pacific region, partially offset by orders exceeding shipments in Latin America.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Aerospace Systems Segment

	Three Months Ended
	September 30,
(dollars in millions)	2022	2021
Net sales	$746	$593
Operating income	$92	$118
Operating margin	12.4%	20.0%
Backlog	$5,346	$3,200
Net Sales
Aerospace Systems Segment sales for the current-year quarter increased compared to the same prior-year period primarily due to higher volume in the commercial original equipment manufacturer ("OEM") and aftermarket businesses, partially offset by lower military OEM and aftermarket volume. Meggitt also contributed $115 million in sales during the current-year quarter.
Operating Margin
Aerospace Systems Segment operating margin decreased during the current-year quarter primarily due to higher commercial OEM volume, an increase in contract loss reserves related to certain commercial OEM programs, and acquisition-related expenses, including higher estimated amortization and depreciation expense associated with the preliminary fair value estimates of intangible assets, plant and equipment, and inventory, as well as acquisition integration charges. Challenges created by the disruption within the supply chain and labor markets also contributed to the lower operating margin. These factors were partially offset by higher commercial aftermarket volume, and higher aftermarket profitability.
Business Realignment
We expect to incur approximately $46 million of additional business realignment and acquisition integration charges in the remainder of fiscal 2023. However, continually changing business conditions could impact the ultimate costs we incur.

Backlog
Aerospace Systems Segment backlog as of September 30, 2022 increased from both the prior-year quarter and June 30, 2022 amount of $3.3 billion primarily due to the addition of the Meggitt backlog in the first three months of fiscal 2023.
Backlog also increased from the prior-year quarter due to orders exceeding shipments within the commercial OEM and aftermarket businesses, partially offset by shipments exceeding orders in the military OEM and aftermarket businesses.
The increase in backlog from June 30, 2022 is also due to orders exceeding shipments within the commercial OEM and commercial and military aftermarket businesses, partially offset by shipments exceeding orders in the military OEM business.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Corporate general & administrative expenses

	Three Months Ended
(dollars in millions)	September 30,
Expense	2022	2021
Corporate general and administrative expense	$52	$49
Corporate general and administrative expense, as a percent of sales	1.2%	1.3%
Corporate general and administrative expenses increased in the current-year quarter primarily due to higher net expense from the Company's deferred compensation plan and related investments, partially offset by lower incentive compensation.
Other expense (in Business Segments) included the following:

	Three Months Ended
(dollars in millions)	September 30,
Expense (income)	2022	2021
Foreign currency transaction loss (gain)	$36	$(9)
Stock-based compensation	50	37
Pensions	(13)	(5)
Acquisition-related expenses	108	52
Loss on deal-contingent forward contracts	390	—
Gain on disposal of assets and divestitures	(377)	—
Interest income	(26)	(1)
Other items, net	(2)	(11)
	$166	$63
Foreign currency transaction loss (gain) primarily relates to the impact of exchange rates on cash, marketable securities and other investments, forward contracts and intercompany transactions. During the current-year quarter, it also includes foreign currency transaction loss associated with completing the Acquisition.
Acquisition-related expenses include Bridge Credit Agreement financing fees and transaction costs related to the Acquisition. Refer to Notes 4 and 14 to the Consolidated Financial Statements for further discussion of the acquisition-related transaction costs and Bridge Credit Agreement, respectively.
Loss on deal-contingent forward contracts includes a loss on the deal-contingent forward contracts related to the Acquisition. Refer to Note 16 to the Consolidated Financial Statements for further discussion.
Gain on disposal of assets and divestitures includes a gain on the sale of the aircraft wheel and brake business within the Aerospace Systems Segment of approximately $373 million. Refer to Note 4 of the Consolidated Financial Statements for further discussion.

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

Cash Flows
A summary of cash flows follows:

	Three Months Ended
	September 30,
(dollars in millions)	2022	2021
Cash provided by (used in):
Operating activities	$457	$424
Investing activities	(7,927)	(42)
Financing activities	1,340	(421)
Effect of exchange rates	(16)	(1)
Net decrease in cash, cash equivalents and restricted cash	$(6,146)	$(40)

Cash flows from operating activities for the first three months of fiscal 2023 were $457 million compared to $424 million for the first three months of fiscal 2022. This increase of $33 million was primarily related to cash provided by working capital items, which increased by $216 million, partially offset by net income, which decreased by $63 million in fiscal 2023 compared to the same prior-year period. Additionally, cash flows from operating activities were negatively impacted by acquisition transaction expenses.
We believe that for a more meaningful evaluation of cash flows from operating activities, the impact of the the deal-contingent forward contracts should be removed from net income and working capital items, as the cash outflow is presented within cash flows from investing activities. The impact of the deal-contingent forward contracts decreased net income by $295 million and increased cash provided by working capital items by $390 million. After such consideration of the deal-contingent forward contracts activity, cash flow from operations increased primarily due to an increase in net income of $232 million, partially offset by a decrease in cash provided by working capital items of $174 million in fiscal 2023 compared to the same prior-year period.
•Days sales outstanding relating to trade accounts receivable was 58 days at September 30, 2022, 51 days at June 30, 2022 and 51 days at September 30, 2021. The increase in days sales outstanding at September 30, 2022 is due to including receivables acquired in the Acquisition.
•Days supply of inventory on hand was 94 days at September 30, 2022, 77 days at June 30, 2022 and 86 days at September 30, 2021.
Cash flows from investing activities for the first three months of fiscal 2023 and 2022 were impacted by the following factors:
~~•~~Payment for the Acquisition net of cash acquired of $7.1 billion in fiscal 2023.
~~•~~Payments to settle the deal contingent forward contracts of $1.4 billion in fiscal 2023.
•Net proceeds from the sale of the aircraft wheel and brake business of approximately $441 million in fiscal 2023.
~~•~~Cash collateral received of $250 million in fiscal 2023 per the credit support annex attached to the deal-contingent forward contracts.
•Capital expenditures of $84 million in fiscal 2023 compared to $48 million in the same prior-year period.
•Net maturities of marketable securities of $9 million in fiscal 2023 compared to $2 million in fiscal 2022.

Cash flows from financing activities for the first three months of fiscal 2023 and 2022 were impacted by the following factors:
•Proceeds of $2 billion from borrowings under the term loan facility ("Term Loan Facility") in fiscal 2023.
•Payments related to maturity of $300 million aggregate principal amount of medium term notes in fiscal 2023.
•Repurchases of 0.2 million common shares for $50 million during fiscal 2023 compared to repurchases of 0.8 million common shares for $230 million during fiscal 2022.
•Net commercial paper repayments of $112 million in fiscal 2023.
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
Dividends
We declared a quarterly dividend of $1.33 per share on August 18, 2022, which was paid on September 9, 2022. Dividends have been paid for 289 consecutive quarters, including a yearly increase in dividends for the last 66 years. Additionally, we declared a quarterly dividend of $1.33 on October 26, 2022, payable on December 2, 2022.
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
Liquidity
Cash, comprised of cash and cash equivalents and marketable securities and other investments, includes $428 million and $465 million held by the Company's foreign subsidiaries at September 30, 2022 and June 30, 2022, respectively. The Company does not permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested.
We are currently authorized to sell up to $3.0 billion of short-term commercial paper notes. As of September 30, 2022, $1.3 billion of commercial paper notes were outstanding, and the largest amount of commercial paper notes outstanding during the current-year quarter was $2.2 billion.
The Company has a line of credit totaling $3.0 billion through a multi-currency revolving credit agreement with a group of banks, of which $1.7 billion was available as of September 30, 2022. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the agreement. The credit agreement expires in September 2024; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which may result in changes to the current terms and conditions of the credit agreement. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement, nor would it accelerate the repayment of any outstanding borrowings.
We primarily utilize unsecured medium-term notes and senior notes to meet our financing needs and we expect to continue to borrow funds at reasonable rates over the long term. In October 2022, we paid off $300 million aggregate principal amount of private placement notes in two tranches, with fixed interest rates of 2.78 percent and 3.00 percent and maturity dates of November 2023 and November 2025, respectively, pursuant to an offer to noteholders according to change in control provisions. Refer to the Cash flows from financing activities section above and Notes 4 and 14 to the Consolidated Financial Statements for further discussion.

The Company’s credit agreement and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at September 30, 2022, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At September 30, 2022, the Company's debt to debt-shareholders' equity ratio was 0.62 to 1.0. We are in compliance and expect to remain in compliance with all covenants set forth in the credit agreement and indentures.
Our goal is to maintain an investment-grade credit profile. The rating agencies periodically update our credit ratings as events occur. At September 30, 2022, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	BBB+
Moody's Investors Services, Inc.	Baa1
Standard & Poor's	BBB+
Supply Chain Financing
We continue to identify opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers. We currently have supply chain financing programs ("SCF") with financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. We are not a party to the agreements between the participating financial intermediaries and the suppliers in connection with the programs. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the programs. We do not reimburse suppliers for any costs they incur for participation in the programs and their participation is completely voluntary. Amounts due to our suppliers that elected to participate in the SCF programs are included in accounts payable on the Consolidated Balance Sheet. Accounts payable included approximately $85 million and $46 million payable to suppliers who have elected to participate in the SCF programs as of September 30, 2022 and June 30, 2022, respectively. The increase in the amount outstanding in the programs from the June 30, 2022 balance is due to the addition of Meggitt's SCF programs. The amounts settled through the SCF programs and paid to participating financial intermediaries totaled $37 million during the first three months of fiscal 2023. We account for payments made under the programs in the same manner as our other accounts payable, which is a reduction to our cash flows from operations. We do not believe that changes in the availability of supply chain financing will have a significant impact on our liquidity.
Strategic Acquisitions
Upon announcing the Acquisition on August 2, 2021, the Company entered into the Bridge Credit Agreement where lenders committed to provide senior, unsecured financing in the aggregate principal amount of £6.5 billion. In July 2022, after consideration of an escrow balance designated for the Acquisition and funds available under the $2.0 billion Term Loan Facility, we reduced the aggregate committed principal amount of the Bridge Credit Agreement to zero, and the Bridge Credit Agreement was terminated.
During September 2022, the Company fully drew against the $2.0 billion Term Loan Facility, which will mature in its entirety in September 2025, to finance a portion of the Acquisition. Refer to Note 14 of the Consolidated Financial Statements for further discussion.
On September 12, 2022, we completed the acquisition of all of the outstanding ordinary shares of Meggitt for 800 pence per share, resulting in an aggregate cash purchase price of $7.2 billion, including the assumption of debt. We funded the purchase using cash and net proceeds from the issuance of senior notes and commercial paper and the Term Loan Facility, which were accumulated in an escrow account designated for the Acquisition. Refer to Note 4 of the Consolidated Financial Statements for further discussion.
Upon closing the Acquisition, we settled the deal-contingent forward contracts entered into during October 2021 to mitigate the risk of appreciation in the GBP-denominated purchase price. These deal-contingent forward contracts had an aggregate notional amount of £6.4 billion. Refer to the Cash Flows section above and Note 16 to the Consolidated Financial Statements for further discussion.
On April 11, 2022, the European Commission cleared the Acquisition, conditional on full compliance with commitments offered by Parker, including a commitment to divest its aircraft wheel and brake business within the Aerospace Systems Segment. In accordance with these commitments, we sold the aircraft wheel and brake business in September 2022 for proceeds of $441 million. Refer to Note 4 of the Consolidated Financial Statements for further discussion.

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
•ability to identify acceptable strategic acquisition targets; uncertainties surrounding timing, successful completion or integration of acquisitions and similar transactions, including the integration of Meggitt, Lord and Exotic; and our ability to effectively manage expanded operations from the acquisitions of Meggitt, Lord and Exotic;
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

The Company makes these statements as of the date of the filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, and undertakes no obligation to update them unless otherwise required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Most of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than the subsidiary’s functional currency. Although the amount of this activity has increased with the Acquisition, we expect to continue to manage the associated foreign currency transaction and translation risk using existing processes.
The Company manages foreign currency transaction and translation risk by utilizing derivative and non-derivative financial instruments, including forward exchange contracts, deal-contingent forward contracts, costless collar contracts, cross-currency swap contracts and certain foreign currency denominated debt designated as net investment hedges. The derivative financial instrument contracts are with major investment grade financial institutions and we do not anticipate any material non-performance by any of the counterparties. We do not hold or issue derivative financial instruments for trading purposes.
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
The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. Our objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting our exposure to changes in near-term interest rates. At September 30, 2022, our debt portfolio included $2 billion of variable rate debt, exclusive of commercial paper borrowings. A 100 basis point increase in near-term interest rates would increase annual interest expense on variable rate debt, including weighted-average commercial paper borrowings for the three months ended September 30, 2022, by approximately $37 million.
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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective.
In response to the COVID-19 pandemic, some of our team members have been working remotely at times. While there were no material changes in our internal control over financial reporting during the quarter ended September 30, 2022, we are continually monitoring and assessing the changing business environment resulting from the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.
The Company acquired Meggitt on September 12, 2022. As a result of the Acquisition, management is in the process of integrating, evaluating and, where necessary, implementing changes in controls and procedures. Other than with respect to the Acquisition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Unregistered Sales of Equity Securities. Not applicable.
(b)Use of Proceeds. Not applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2022 through July 31, 2022	61,039	$253.27	61,039	8,354,123
August 1, 2022 through August 31, 2022	62,100	$291.83	62,100	8,292,023
September 1, 2022 through September 30, 2022	62,627	$262.09	62,627	8,229,396
Total:	185,766		185,766

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

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

10(a)	Amendment One to the Parker-Hannifin Corporation Amended and Restated Defined Contribution Supplemental Executive Retirement Program, effective August 1, 2022.*
10(b)	Amendment Three to the Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan, effective August 1, 2022.*
10(c)	Amendment One to the Parker-Hannifin Corporation Amended and Restated Savings Restoration Plan, effective August 1, 2022.*
10(d)	Amendment One to the Amended and Restated Deferred Compensation Plan for Directors of Parker-Hannifin Corporation, effective August 1, 2022.*
10(e)	Parker-Hannifin Corporation Annual Cash Incentive Plan, effective July 1, 2022.*
10(f)	Parker-Hannifin Corporation Deferred Compensation Plan, effective January 1, 2023.*
10(g)	Parker-Hannifin Corporation Deferred Compensation Plan Adoption Agreement, effective January 1, 2023.*
10(h)	Retirement and Release Agreement, dated July 25, 2022, between Andrew M. Weeks and Parker-Hannifin Corporation.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended September 30, 2022 and 2021, (ii) Consolidated Statement of Comprehensive Income for the three months ended September 30, 2022 and 2021, (iii) Consolidated Balance Sheet at September 30, 2022 and June 30, 2022, (iv) Consolidated Statement of Cash Flows for the three months ended September 30, 2022 and 2021, and (v) Notes to Consolidated Financial Statements for the three months ended September 30, 2022.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Todd M. Leombruno
Todd M. Leombruno
Executive Vice President and Chief Financial Officer

Date:	November 4, 2022