Form 10-Q
period 2022-12-31
PARKER HANNIFIN CORP
filed 2023-02-07
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
Yes  ☐    No  ☒
Number of Common Shares outstanding at December 31, 2022: 128,266,030

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021*	2022	2021*
Net sales	$4,674,811	$3,824,580	$8,907,586	$7,587,389
Cost of sales	3,236,812	2,567,595	6,032,268	5,071,977
Selling, general and administrative expenses	814,966	585,858	1,650,770	1,212,607
Interest expense	146,931	61,360	264,725	120,710
Other (income) expense, net	(40,641)	119,443	(60,265)	120,026
Income before income taxes	516,743	490,324	1,020,088	1,062,069
Income taxes	121,282	102,595	236,590	222,877
Net income	395,461	387,729	783,498	839,192
Less: Noncontrolling interest in subsidiaries' earnings	224	129	407	435
Net income attributable to common shareholders	$395,237	$387,600	$783,091	$838,757

Earnings per share attributable to common shareholders:
Basic	$3.08	$3.02	$6.10	$6.52
Diluted	$3.04	$2.97	$6.03	$6.42

*Prior period amounts have been reclassified to reflect the income statement reclassification as described in Note 1.
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net income	$395,461	$387,729	$783,498	$839,192
Less: Noncontrolling interests in subsidiaries' earnings	224	129	407	435
Net income attributable to common shareholders	395,237	387,600	783,091	838,757

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	360,374	28,491	53,891	(39,833)
Retirement benefits plan activity	4,990	31,859	9,761	60,881
Other comprehensive income	365,364	60,350	63,652	21,048
Less: Other comprehensive income (loss) for noncontrolling interests	1,253	(47)	123	(586)
Other comprehensive income attributable to common shareholders	364,111	60,397	63,529	21,634
Total comprehensive income attributable to common shareholders	$759,348	$447,997	$846,620	$860,391

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(Unaudited)

	December 31, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$756,055	$535,799
Marketable securities and other investments	21,611	27,862
Trade accounts receivable, net	2,578,045	2,341,504
Non-trade and notes receivable	371,474	543,757
Inventories	3,095,722	2,214,553
Prepaid expenses and other	462,093	6,383,169
Total current assets	7,285,000	12,046,644
Property, plant and equipment	6,730,223	5,897,955
Less: Accumulated depreciation	3,890,699	3,775,197
Property, plant and equipment, net	2,839,524	2,122,758
Deferred income taxes	133,348	110,585
Investments and other assets	1,206,194	788,057
Intangible assets, net	8,387,917	3,135,817
Goodwill	10,668,904	7,740,082
Total assets	$30,520,887	$25,943,943
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$1,994,333	$1,724,310
Accounts payable, trade	1,966,757	1,731,925
Accrued payrolls and other compensation	453,037	470,132
Accrued domestic and foreign taxes	236,227	250,292
Other accrued liabilities	1,053,049	1,682,659
Total current liabilities	5,703,403	5,859,318
Long-term debt	12,025,860	9,755,825
Pensions and other postretirement benefits	807,124	639,939
Deferred income taxes	1,751,321	307,044
Other liabilities	898,703	521,897
Total liabilities	21,186,411	17,084,023
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at December 31 and June 30	90,523	90,523
Additional capital	377,871	327,307
Retained earnings	16,102,883	15,661,808
Accumulated other comprehensive (loss)	(1,479,669)	(1,543,198)
Treasury shares, at cost; 52,780,098 shares at December 31 and 52,594,956 shares at June 30	(5,769,228)	(5,688,429)
Total shareholders’ equity	9,322,380	8,848,011
Noncontrolling interests	12,096	11,909
Total equity	9,334,476	8,859,920
Total liabilities and equity	$30,520,887	$25,943,943
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$783,498	$839,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	154,455	131,113
Amortization	229,270	158,512
Share incentive plan compensation	89,709	79,385
Deferred income taxes	131,479	(60,928)
Foreign currency transaction loss (gain)	59,083	(17,487)
Gain on disposal of property, plant and equipment	(2,551)	(7,880)
Gain on sale of businesses	(377,251)	(1,520)
Gain on marketable securities	(1,354)	(4,948)
Gain on investments	(2,929)	(1,487)
Other	12,575	55,496
Changes in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable, net	159,576	149,155
Inventories	(56,464)	(243,309)
Prepaid expenses and other	(150,547)	(21,509)
Other assets	(166,192)	(22,934)
Accounts payable, trade	9,104	(53,327)
Accrued payrolls and other compensation	(112,899)	(165,581)
Accrued domestic and foreign taxes	3,214	62,905
Other accrued liabilities	247,574	139,773
Pensions and other postretirement benefits	74,654	(8,759)
Other liabilities	(7,870)	(393)
Net cash provided by operating activities	1,076,134	1,005,469
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash of $89,704 in 2022)	(7,146,110)	—
Capital expenditures	(185,704)	(105,606)
Proceeds from sale of property, plant and equipment	11,632	22,392
Proceeds from sale of businesses	447,300	2,466
Purchases of marketable securities and other investments	(25,198)	(10,150)
Maturities and sales of marketable securities and other investments	30,594	13,742
Payments of deal-contingent forward contracts	(1,405,418)	—
Other	251,174	2,789
Net cash used in investing activities	(8,021,730)	(74,367)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,124	2,201
Payments for common shares	(121,068)	(319,713)
Proceeds from notes payable, net	235,052	1,899,247
Proceeds from long-term borrowings	2,011,948	10,666
Payments for long-term borrowings	(710,789)	(9,069)
Financing fees paid	(8,911)	(52,108)
Dividends paid	(342,360)	(265,556)
Net cash provided by financing activities	1,064,996	1,265,668
Effect of exchange rate changes on cash	(11,221)	6,978
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,891,821)	2,203,748
Cash, cash equivalents and restricted cash at beginning of year	6,647,876	733,117
Cash, cash equivalents and restricted cash at end of period	$756,055	$2,936,865

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts or as otherwise noted)

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 2022, the results of operations for the three and six months ended December 31, 2022 and 2021 and cash flows for the six months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2022 Annual Report on Form 10-K.
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

During the three months ended December 31, 2021, the reclassifications resulted in a $197 million decrease to cost of sales, a $205 million increase to SG&A and a $8 million decrease to other (income) expense, net. During the six months ended December 31, 2021, the reclassifications resulted in a $407 million decrease to cost of sales, a $424 million increase to SG&A and a $17 million decrease to other (income) expense, net.

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
Diversified Industrial Segment revenues by technology platform:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Motion Systems	$913,415	$843,655	$1,819,429	$1,672,327
Flow and Process Control	1,173,260	1,103,404	2,377,724	2,188,827
Filtration and Engineered Materials	1,451,709	1,259,144	2,828,004	2,515,200
Total	$3,538,384	$3,206,203	$7,025,157	$6,376,354
Aerospace Systems Segment revenues by primary market:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Commercial original equipment manufacturer ("OEM")	$383,038	$213,095	$647,348	$422,655
Commercial aftermarket	351,606	125,768	556,246	239,044
Military OEM	234,057	181,126	404,728	355,106
Military aftermarket	167,726	98,388	274,107	194,230
Total	$1,136,427	$618,377	$1,882,429	$1,211,035
Upon completing the acquisition ("Acquisition") of Meggitt plc ("Meggitt"), we reviewed the disaggregation of revenue disclosure for the Aerospace Systems Segment and believe that disaggregation by primary market provides more meaningful information than disaggregation by product platform.
Total Company revenues by geographic region based on the Company's selling operation's location:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
North America	$3,079,738	$2,421,073	$5,914,658	$4,806,047
Europe	942,070	753,171	1,696,002	1,515,141
Asia Pacific	599,135	607,190	1,187,533	1,175,324
Latin America	53,868	43,146	109,393	90,877
Total	$4,674,811	$3,824,580	$8,907,586	$7,587,389
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
Total contract assets and contract liabilities are as follows:

	December 31, 2022	June 30, 2022
Contract assets, current (included within Prepaid expenses and other)	$115,698	$28,546
Contract assets, noncurrent (included within Investments and other assets)	26,813	794
Total contract assets	142,511	29,340
Contract liabilities, current (included within Other accrued liabilities)	(228,462)	(60,472)
Contract liabilities, noncurrent (included within Other liabilities)	(111,405)	(2,225)
Total contract liabilities	(339,867)	(62,697)
Net contract liabilities	$(197,356)	$(33,357)
Net contract liabilities at December 31, 2022 increased from the June 30, 2022 amount primarily due to acquiring Meggitt's contract liabilities in excess of Meggitt's contract assets. During the six months ended December 31, 2022, approximately $29 million of revenue was recognized that was included in the contract liabilities at June 30, 2022.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at December 31, 2022 was $10.6 billion, of which approximately 84 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.
4. Acquisitions and divestitures
Acquisitions
On September 12, 2022, we completed the Acquisition of all the outstanding ordinary shares of Meggitt for 800 pence per share, resulting in an aggregate cash purchase price of $7.2 billion, including the assumption of debt.
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
Assets acquired and liabilities assumed are recognized at their respective fair values as of the Acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The following table presents the preliminary estimated fair values of Meggitt's assets acquired and liabilities assumed on the Acquisition date. These preliminary estimates are based on available information and will be revised during the measurement period, not to exceed 12 months from the Acquisition date, as third-party valuations are finalized, additional information becomes available and as additional analysis is performed. Such revisions may have a material impact on our results of operations and financial position within the measurement period. During the current-year quarter and six months ended December 31, 2022, these revisions did not have a material impact on the Consolidated Statement of Income.

	September 12, 2022 (previously reported)	Measurement Period Adjustments	September 12, 2022 (revised)
Assets:
Cash and cash equivalents	$89,704	$—	$89,704
Accounts receivable	427,255	(4,530)	422,725
Inventories	833,602	(20,008)	813,594
Prepaid expenses and other	125,763	—	125,763
Property, plant and equipment	675,232	—	675,232
Deferred income taxes	5,720	—	5,720
Other assets	219,472	18,652	238,124
Intangible assets	5,418,795	—	5,418,795
Goodwill	2,830,845	60,374	2,891,219
Total assets acquired	$10,626,388	$54,488	$10,680,876
Liabilities:
Notes payable and long-term debt payable within one year	$306,266	$3,052	$309,318
Accounts payable, trade	219,780	—	219,780
Accrued payrolls and other compensation	89,226	—	89,226
Other accrued liabilities	367,605	(222)	367,383
Long-term debt	669,321	38,483	707,804
Pensions and other postretirement benefits	85,899	12,116	98,015
Deferred income taxes	1,274,726	685	1,275,411
Other liabilities	377,751	374	378,125
Total liabilities assumed	3,390,574	54,488	3,445,062
Net assets acquired	$7,235,814	$—	$7,235,814
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
Long-term debt assumed includes $900 million aggregate principal amount of private placement notes with fixed interest rates ranging from 2.78 percent to 3.60 percent, and maturity dates ranging from July 2023 to July 2026. In October 2022, we paid off $300 million aggregate principal amount of private placement notes in two tranches pursuant to an offer to noteholders according to change in control provisions. These notes carried fixed interest rates of 2.78 percent and 3.00 percent and had maturity dates of November 2023 and November 2025, respectively. Upon acquiring Meggitt, we also assumed $113 million of liabilities associated with environmental matters.
Our consolidated financial statements for the three and six months ended December 31, 2022 include the results of operations of Meggitt from the date of acquisition through December 31, 2022. Net sales and segment operating loss attributable to Meggitt during the three months ended December 31, 2022 was $629 million and $89 million, respectively. Net sales and segment operating loss attributable to Meggitt during the six months ended December 31, 2022 was $772 million and $116 million, respectively. Segment operating loss attributable to Meggitt includes estimated amortization and depreciation expense associated with the preliminary fair value estimates of intangible assets, plant and equipment, and inventory, as well as acquisition integration charges. Refer to Note 10 for further discussion of acquisition integration charges.
Acquisition-related transaction costs totaled $111 million for the six months ended December 31, 2022. These costs are included in SG&A in the Consolidated Statement of Income.

Divestitures
During September 2022, we divested our aircraft wheel and brake business, which was part of the Aerospace Systems Segment, for proceeds of $441 million. The resulting pre-tax gain of $373 million is included in other (income) expense, net in the Consolidated Statement of Income. The operating results and net assets of the aircraft wheel and brake business were immaterial to the Company's consolidated results of operations and financial position. As of June 30, 2022, the aggregate carrying amount of aircraft wheel and brake assets held for sale was $66 million. These assets primarily included goodwill and inventory and were recorded within prepaid expenses and other assets in the Consolidated Balance Sheet. Goodwill was allocated to the aircraft wheel and brake business using the relative fair value method.
Restricted Cash
At June 30, 2022, prepaid expenses and other in the Consolidated Balance Sheet included a $6.1 billion balance in an escrow account restricted to payments for the Acquisition. These funds were used to finance a portion of the Acquisition, and there was no restricted cash at December 31, 2022.
5. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended December 31, 2022 and 2021.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Numerator:
Net income attributable to common shareholders	$395,237	$387,600	$783,091	$838,757
Denominator:
Basic - weighted average common shares	128,313,322	128,493,725	128,369,162	128,610,223
Increase in weighted average common shares from dilutive effect of equity-based awards	1,731,691	2,087,940	1,592,534	1,974,989
Diluted - weighted average common shares, assuming exercise of equity-based awards	130,045,013	130,581,665	129,961,696	130,585,212

Basic earnings per share	$3.08	$3.02	$6.10	$6.52
Diluted earnings per share	$3.04	$2.97	$6.03	$6.42

For the three months ended December 31, 2022 and 2021, 1,075,737 and 440,106 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
For the six months ended December 31, 2022 and 2021, 983,648 and 330,977 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
6. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. There is no expiration date for this program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. During the three months ended December 31, 2022, we repurchased 176,458 shares at an average price, including commissions, of $283.35 per share. During the six months ended December 31, 2022, we repurchased 362,224 shares at an average price, including commissions, of $276.07 per share.

7. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. We evaluate the collectibility of our receivables based on historical experience and current and forecasted economic conditions based on management's judgment. Additionally, receivables are written off to bad debt when management makes a final determination of uncollectibility. Allowance for credit losses was $32 million and $10 million at December 31, 2022 and June 30, 2022, respectively. The increase in the allowance for credit losses from the June 30, 2022 amount is primarily due to the Acquisition.
8. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2022	June 30, 2022
Notes receivable	$129,877	$103,558
Cash collateral receivable(a)	—	250,000
Accounts receivable, other	241,597	190,199
Total	$371,474	$543,757

(a) The cash collateral receivable at June 30, 2022 related to the deal-contingent forward contracts settled in the first three months of fiscal 2023.

9. Inventories
The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2022	June 30, 2022
Finished products	$867,470	$811,702
Work in process	1,561,760	1,128,501
Raw materials	666,492	274,350
Total	$3,095,722	$2,214,553
10. Business realignment and acquisition integration charges
We incurred business realignment and acquisition integration charges in the first six months of fiscal 2023 and 2022. In both the first six months of fiscal 2023 and 2022, business realignment charges included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. In fiscal 2023, a majority of the business realignment charges were incurred in Europe. In fiscal 2022, a majority of the business realignment charges were incurred in North America and Europe. We believe the realignment actions will positively impact future results of operations, but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges by business segment are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Diversified Industrial	$4,377	$3,047	$6,389	$6,064
Aerospace Systems	1,001	598	2,850	595
Reductions to our workforce made in connection with such business realignment charges by business segment are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Diversified Industrial	166	48	217	83
Aerospace Systems	4	5	16	5

The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021*	2022	2021*
Cost of sales	$3,214	$946	$5,713	$1,133
Selling, general and administrative expenses	2,164	2,699	3,526	5,526
*Prior period amounts have been reclassified to reflect the income statement reclassification as described in Note 1.
During the first six months of fiscal 2023, approximately $9 million in payments were made relating to business realignment charges. Remaining payments related to business realignment actions of approximately $8 million, a majority of which are expected to be paid by June 30, 2023, are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment actions described above, the timing and amount of which are not known at this time.
We also incurred the following acquisition integration charges:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Diversified Industrial	$1,695	$807	$1,881	$2,009
Aerospace Systems	31,723	—	43,528	—
Charges incurred in fiscal 2023 and 2022 relate to the acquisitions of Meggitt and LORD Corporation, respectively. In both fiscal 2023 and 2022, these charges were primarily included in SG&A within the Consolidated Statement of Income.
11. Equity

Changes in equity for the three months ended December 31, 2022 and 2021 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at September 30, 2022	$90,523	$360,443	$15,878,565	$(1,843,780)	$(5,723,230)	$10,883	$8,773,404
Net income			395,237			224	395,461
Other comprehensive income				364,111		1,253	365,364
Dividends paid ($1.33 per share)			(170,919)			(264)	(171,183)
Stock incentive plan activity		17,428			4,002		21,430
Shares purchased at cost					(50,000)		(50,000)
Balance at December 31, 2022	$90,523	$377,871	$16,102,883	$(1,479,669)	$(5,769,228)	$12,096	$9,334,476

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at September 30, 2021	$90,523	$358,677	$15,233,799	$(1,605,490)	$(5,586,728)	$15,064	$8,505,845
Net income			387,600			129	387,729
Other comprehensive income (loss)				60,397		(47)	60,350
Dividends paid ($1.03 per share)			(132,635)				(132,635)
Stock incentive plan activity		(14,365)			13,304		(1,061)
Liquidation activity						(1,948)	(1,948)
Shares purchased at cost					(50,000)		(50,000)
Balance at December 31, 2021	$90,523	$344,312	$15,488,764	$(1,545,093)	$(5,623,424)	$13,198	$8,768,280

Changes in equity for the six months ended December 31, 2022 and 2021 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2022	$90,523	$327,307	$15,661,808	$(1,543,198)	$(5,688,429)	$11,909	$8,859,920
Net income			783,091			407	783,498
Other comprehensive income				63,529		123	63,652
Dividends paid ($2.66 per share)			(342,016)			(343)	(342,359)
Stock incentive plan activity		50,564			19,201		69,765
Shares purchased at cost					(100,000)		(100,000)
Balance at December 31, 2022	$90,523	$377,871	$16,102,883	$(1,479,669)	$(5,769,228)	$12,096	$9,334,476

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2021	$90,523	$329,619	$14,915,497	$(1,566,727)	$(5,370,605)	$15,363	$8,413,670
Net income			838,757			435	839,192
Other comprehensive income (loss)				21,634		(586)	21,048
Dividends paid ($2.06 per share)			(265,490)			(66)	(265,556)
Stock incentive plan activity		14,693			27,515		42,208
Liquidation activity						(1,948)	(1,948)
Shares purchased at cost					(280,334)		(280,334)
Balance at December 31, 2021	$90,523	$344,312	$15,488,764	$(1,545,093)	$(5,623,424)	$13,198	$8,768,280

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the six months ended December 31, 2022 and 2021 are as follows:

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2022	$(1,149,071)	$(394,127)	$(1,543,198)
Other comprehensive income before reclassifications	53,768	—	53,768
Amounts reclassified from accumulated other comprehensive (loss)	—	9,761	9,761
Balance at December 31, 2022	$(1,095,303)	$(384,366)	$(1,479,669)

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2021	$(865,865)	$(700,862)	$(1,566,727)
Other comprehensive (loss) before reclassifications	(39,247)	—	(39,247)
Amounts reclassified from accumulated other comprehensive (loss)	—	60,881	60,881
Balance at December 31, 2021	$(905,112)	$(639,981)	$(1,545,093)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three and six months ended December 31, 2022 and 2021 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Six Months Ended
	December 31, 2022	December 31, 2022
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(242)	$(452)	Other (income) expense, net
Recognized actuarial loss	(6,369)	(12,479)	Other (income) expense, net
Total before tax	(6,611)	(12,931)
Tax benefit	1,621	3,170
Net of tax	$(4,990)	$(9,761)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Six Months Ended
	December 31, 2021	December 31, 2021
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,124)	$(2,060)	Other (income) expense, net
Recognized actuarial loss	(41,057)	(78,560)	Other (income) expense, net
Total before tax	(42,181)	(80,620)
Tax benefit	10,322	19,739
Net of tax	$(31,859)	$(60,881)

12. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the six months ended December 31, 2022 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2022	$7,185,981	$554,101	$7,740,082
Acquisition	56,587	2,834,632	2,891,219
Divestiture	(1,064)	—	(1,064)
Foreign currency translation	173	38,494	38,667
Balance at December 31, 2022	$7,241,677	$3,427,227	$10,668,904
Acquisition represents goodwill resulting from the preliminary purchase price allocation for the Acquisition during the measurement period. Refer to Note 4 for further discussion. Divestiture represents goodwill associated with a sale of a business during the current-year quarter.
Intangible assets are amortized using the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	December 31, 2022		June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$2,739,656	$312,435	$990,775	$259,587
Trademarks	1,225,622	364,368	727,820	339,244
Customer lists and other	6,975,403	1,875,961	3,735,042	1,718,989
Total	$10,940,681	$2,552,764	$5,453,637	$2,317,820
Total intangible amortization expense for the six months ended December 31, 2022 and 2021 was $229 million and $159 million, respectively. The estimated amortization expense for the five years ending June 30, 2023 through 2027 is $520 million, $559 million, $551 million, $546 million and $540 million, respectively.

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred during the six months ended December 31, 2022 and 2021.
13. Retirement benefits
Net pension benefit expense recognized included the following components:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Service cost	$13,682	$18,699	$27,935	$39,361
Interest cost	61,084	27,559	107,435	54,988
Expected return on plan assets	(82,213)	(67,135)	(148,558)	(134,463)
Amortization of prior service cost	242	1,122	452	2,056
Amortization of net actuarial loss	6,839	41,085	13,282	78,616
Amortization of initial net obligation	—	2	—	4
Net pension benefit expense	$(366)	$21,332	$546	$40,562
We recognized $0.5 million and $0.3 million in expense related to other postretirement benefits during the three months ended December 31, 2022 and 2021, respectively. During the six months ended December 31, 2022 and 2021, we recognized $0.7 million and $0.6 million, respectively, in expense related to other postretirement benefits. Components of retirement benefits expense, other than service cost, are included in other (income) expense, net in the Consolidated Statement of Income.
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
In September 2022, the Company fully drew against the $2.0 billion delayed-draw Term Loan Facility, which will mature in its entirety in September 2025. We used the proceeds of the Term Loan Facility to finance a portion of the Acquisition. At December 31, 2022, the Term Loan Facility had an interest rate of LIBOR plus 112.5 bps. Interest payments are made at the interest reset dates, which are either one, three or six months at the discretion of the Company. Additionally, the provisions of the Term Loan Facility allow for prepayments at the Company's discretion. During the current-year quarter, we made a principal payment of $100 million related to the Term Loan Facility.
In September 2022, $300 million aggregate principal amount of medium-term notes matured. We also assumed debt associated with the Acquisition. Refer to Note 4 for further discussion of assumed debt.
Commercial paper notes outstanding at December 31, 2022 and June 30, 2022 were $1.7 billion and $1.4 billion, respectively.
Based on the Company’s rating level at December 31, 2022, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At December 31, 2022, our debt to debt-shareholders' equity ratio was 0.60 to 1.0. We are in compliance, and expect to remain in compliance, with all covenants set forth in the credit agreement and indentures.
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
As of December 31, 2022, we had gross unrecognized tax benefits of $111 million, all of which, if recognized, would impact the effective tax rate. The accrued interest and accrued penalties related to the gross unrecognized tax benefits, excluded from the amount above, is $21 million and $7 million, respectively. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $50 million as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.
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
Marketable securities and other investments include deposits and equity investments. Deposits are recorded at cost, and equity investments are recorded at fair value. Changes in fair value related to equity investments are recorded in net income. Unrealized gains and losses related to equity investments were not material as of December 31, 2022 and 2021.
The carrying value of long-term debt, which excludes the impact of net unamortized debt issuance costs, and estimated fair value of long-term debt are as follows:

	December 31, 2022	June 30, 2022
Carrying value of long-term debt	$12,437,722	$10,145,077
Estimated fair value of long-term debt	11,746,087	9,709,407
The fair value of long-term debt is classified within level 2 of the fair value hierarchy.
We utilize derivative and non-derivative financial instruments, including forward exchange contracts, costless collar contracts, cross-currency swap contracts and certain foreign currency denominated debt designated as net investment hedges, to manage foreign currency transaction and translation risk. Additionally, we acquired forward exchange contracts and cross-currency swap contracts in connection with the Acquisition. The derivative financial instrument contracts are with major investment grade financial institutions, and we do not anticipate any material non-performance by any of the counterparties. We do not hold or issue derivative financial instruments for trading purposes.
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
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	December 31, 2022	June 30, 2022
Net investment hedges
Cross-currency swap contracts	Investments and other assets	$22,615	$21,444
Cross-currency swap contracts	Other liabilities	43	—
Other derivative contracts
Forward exchange contracts	Non-trade and notes receivable	16,494	20,976
Forward exchange contracts	Investments and other assets	48	—
Forward exchange contracts	Other accrued liabilities	43,611	5,651
Forward exchange contracts	Other liabilities	2,815	—
Deal-contingent forward contracts	Other accrued liabilities	—	1,015,426
Costless collar contracts	Non-trade and notes receivable	5,395	351
Costless collar contracts	Other accrued liabilities	2,123	1,578
Cross-currency swap contracts	Non-trade and notes receivable	17,327	—

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
The forward exchange, costless collar contracts, and deal-contingent forward contracts, as well as cross-currency swap contracts acquired as part of the Acquisition, are adjusted to fair value by recording gains and losses through the other (income) expense, net caption in the Consolidated Statement of Income.
Derivatives designated as hedges are adjusted to fair value by recording gains and losses through accumulated other comprehensive (loss) on the Consolidated Balance Sheet until the hedged item is recognized in earnings. We assess the effectiveness of the €69 million, €290 million and ¥2,149 million of cross-currency swap contracts designated as hedging instruments using the spot method. Under this method, the periodic interest settlements are recognized directly in earnings through interest expense.

Gains (losses) on derivative financial instruments were recorded in the Consolidated Statement of Income as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Deal-contingent forward contracts	$—	$(149,382)	$(389,992)	$(149,382)
Forward exchange contracts	(13,439)	18,410	(14,803)	22,752
Costless collar contracts	(65)	(553)	5,324	(2,874)
Cross-currency swap contracts	(20,422)	—	(15,763)	—

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) on the Consolidated Balance Sheet are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Cross-currency swap contracts	$(25,708)	$16,945	$1,111	$29,317
Foreign currency denominated debt	(47,628)	10,785	(11,489)	25,649

During the six months ended December 31, 2022 and 2021, the periodic interest settlements related to the cross-currency swap contracts were not material.
A summary of financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2022 and June 30, 2022 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$61,879	$—	$61,879	$—
Liabilities:
Derivatives	48,592	—	48,592	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$13,038	$13,038	$—	$—
Derivatives	42,771	—	42,771	—
Liabilities:
Derivatives	1,022,655	—	1,022,655	—
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
Diversified Industrial - This segment produces a broad range of motion-control and fluid systems and components used in all kinds of manufacturing, packaging, processing, transportation, mobile construction, refrigeration and air conditioning, agricultural, and military machinery and equipment and has significant international operations. Sales are made directly to major OEMs and through a broad distribution network to smaller OEMs and the aftermarket.
Aerospace Systems - This segment designs and manufactures products and provides aftermarket support for commercial and regional transport, business jet, military, and helicopter markets. The Aerospace Systems Segment provides a full range of systems and components for hydraulic, pneumatic, fuel, oil, actuation, sensing, braking, thermal management, and electric power applications.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net sales
Diversified Industrial:
North America	$2,140,685	$1,807,024	$4,272,445	$3,600,739
International	1,397,699	1,399,179	2,752,712	2,775,615
Aerospace Systems	1,136,427	618,377	1,882,429	1,211,035
Total net sales	$4,674,811	$3,824,580	$8,907,586	$7,587,389
Segment operating income
Diversified Industrial:
North America	$419,921	$337,417	$872,907	$671,119
International	285,520	291,555	579,460	582,731
Aerospace Systems	8,793	114,796	100,944	233,047
Total segment operating income	714,234	743,768	1,553,311	1,486,897
Corporate general and administrative expenses	48,901	42,587	100,561	91,659
Income before interest expense and other expense	665,333	701,181	1,452,750	1,395,238
Interest expense	146,931	61,360	264,725	120,710
Other expense	1,659	149,497	167,937	212,459
Income before income taxes	$516,743	$490,324	$1,020,088	$1,062,069

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022
AND COMPARABLE PERIODS ENDED DECEMBER 31, 2021

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
Recent events impacting our business include the Russia-Ukraine war and novel coronavirus ("COVID-19") pandemic and their residual effects, including the inflationary cost environment as well as disruption within the global supply chain, labor markets and aerospace industry. We are actively managing the impact of these events on our business.

Despite disruption within the aerospace industry, commercial aerospace demand is recovering. We are managing the challenging supply chain environment through our "local for local" manufacturing strategy, ongoing supplier management process, and broadened supply base. We are also managing the impact of the inflationary cost environment through a variety of cost and pricing measures, including continuous improvement and lean initiatives. Additionally, we are strategically managing our workforce and discretionary spending. At the same time, we are appropriately addressing the ongoing needs of our business so that we may continue to serve our customers.
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
As previously announced, on March 14, 2022, we detected that an unauthorized party gained access to our systems. After securing our network and concluding our investigation, we found that the data exfiltrated during the incident included personal information of our team members. We have notified individuals whose personal information was involved and offered them credit monitoring services. We have also provided notification regarding the incident to the appropriate regulatory authorities. A consolidated class action lawsuit has been filed in the United States District Court for the Northern District of Ohio against the Company over the incident. The parties have reached a settlement in principle in the lawsuit, which they intend to present to the Court for preliminary approval on or before February 27, 2023. Based on our ongoing assessments, the incident has not had a significant financial or operational impact and has not had a material impact on our business, operations or financial results.
The discussion below is structured to separately discuss the Consolidated Statement of Income, Business Segment Information, and Liquidity and Capital Resources. As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2022	2021*	2022	2021*
Net sales	$4,675	$3,825	$8,908	$7,587
Gross profit margin	30.8%	32.9%	32.3%	33.2%
Selling, general and administrative expenses	$815	$586	$1,651	$1,213
Selling, general and administrative expenses, as a percent of sales	17.4%	15.3%	18.5%	16.0%
Interest expense	$147	$61	$265	$121
Other (income) expense, net	$(41)	$119	$(60)	$120
Effective tax rate	23.5%	20.9%	23.2%	21.0%
Net income	$395	$388	$783	$839
Net income, as a percent of sales	8.5%	10.1%	8.8%	11.1%

*Prior period amounts have been reclassified to reflect the income statement reclassification as described in Note 1 to the Consolidated Financial Statements.
Net sales increased for the current-year quarter and first six months of fiscal 2023 when compared to the prior-year periods due to higher sales in both the Aerospace Systems and Diversified Industrial Segments. Acquisitions completed within the last 12 months increased sales by approximately $629 million and $772 million during the current-year quarter and first six months of fiscal 2023, respectively. In the current-year quarter, the effect of currency rate changes decreased net sales by approximately $154 million, of which approximately $151 million was attributable to the Diversified Industrial International businesses, while the remainder was split evenly between the Diversified Industrial North American businesses and the Aerospace Systems Segment. During the first six months of fiscal 2023, the effect of currency rate changes decreased net sales by approximately $357 million, of which approximately $347 million was attributable to the Diversified Industrial International businesses, while the remainder was split evenly between the Diversified Industrial North American businesses and the Aerospace Systems Segment. Divestitures completed within the last 12 months decreased sales by approximately $18 million and $21 million, during the current-year quarter and first six months of fiscal 2023, respectively.

Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) decreased in the current-year quarter and first six months of fiscal 2023 primarily due to the amortization of step-up in inventory to fair value within the Aerospace Systems Segment of $112 million and $130 million in the current-year quarter and first six months of fiscal 2023, respectively. During the first six months of fiscal 2023, this decrease was partially offset by higher margins in the Diversified Industrial Segment, while such margins remained relatively flat during the current-year quarter. Margins in both segments, during the current-year quarter and first six months of fiscal 2023, benefited from higher volume, price increases and cost containment initiatives, partially offset by higher material and operating costs resulting from the ongoing inflationary environment.
Cost of sales also included business realignment and acquisition integration charges of $6 million and $1 million for the current-year and prior-year quarter, respectively, and $9 million and $1 million for the first six months of fiscal 2023 and 2022, respectively.
Selling, general and administrative expenses ("SG&A") increased during the current-year quarter and first six months of fiscal 2023 primarily due to higher amortization expense, research and development expense, and information technology charges as well as increased general and administrative charges associated with the acquisition (the "Acquisition") of Meggitt plc ("Meggitt"). During the first six months of fiscal 2023, SG&A also increased due to $111 million of acquisition-related transaction costs compared to $22 million in the same prior-year period.
SG&A included business realignment and acquisition integration charges of $32 million and $3 million for the current-year and prior-year quarter, respectively, and $45 million and $7 million for the first six months of fiscal 2023 and 2022, respectively.
Interest expense for the current-year quarter and the first six months of fiscal 2023 increased due to both higher average debt outstanding and higher interest rates.
Other (income) expense, net included the following:

	Three Months Ended		Six Months Ended
(dollars in millions)	December 31,		December 31,
Expense (income)	2022	2021*	2022	2021*
Foreign currency transaction loss (gain)	$23	$(8)	$59	$(17)
Income related to equity method investments	(26)	(16)	(53)	(35)
Non-service components of retirement benefit cost	(14)	3	(27)	2
Gain on disposal of assets and divestitures	(3)	(10)	(380)	(9)
Interest income	(6)	(1)	(32)	(3)
Acquisition-related financing fees	—	10	—	49
Loss on deal-contingent forward contracts	—	149	390	149
Other items, net	(15)	(8)	(17)	(16)
	$(41)	$119	$(60)	$120

*Prior period amounts have been reclassified to reflect the income statement reclassification as described in Note 1 to the Consolidated Financial Statements.
Foreign currency transaction loss (gain) primarily relates to the impact of exchange rates on cash, forward contracts, certain cross-currency swap contracts and intercompany transactions. During the first six months of fiscal 2023, it also includes foreign currency transaction loss associated with completing the Acquisition.
Gain on disposal of assets and divestitures for the first six months of fiscal 2023 includes a gain on the sale of the aircraft wheel and brake business within the Aerospace Systems Segment of $373 million. Refer to Note 4 to the Consolidated Financial Statements for further discussion.
Acquisition-related financing fees relate to the bridge credit agreement (the "Bridge Credit Agreement") associated with the Acquisition. Refer to Note 14 to the Consolidated Financial Statements for further discussion.
Loss on deal-contingent forward contracts includes a loss on the deal-contingent forward contracts related to the Acquisition. Refer to Note 16 to the Consolidated Financial Statements for further discussion.

Effective tax rate for the current-year quarter and first six months of fiscal 2023 was higher than the comparable prior-year periods primarily due to an overall decrease in discrete tax benefits as well as an increase on taxes related to international activities. The fiscal 2023 effective tax rate is expected to be approximately 23.5 percent.

BUSINESS SEGMENT INFORMATION
Diversified Industrial Segment

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2022	2021	2022	2021
Net sales
North America	$2,141	$1,807	$4,272	$3,601
International	1,398	1,399	2,753	2,776
Operating income
North America	420	337	873	671
International	$286	$292	$579	$583
Operating margin
North America	19.6%	18.7%	20.4%	18.6%
International	20.4%	20.8%	21.1%	21.0%
Backlog	$4,966	$3,903	$4,966	$3,903

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year periods versus the comparable prior-year periods:

	Period Ending December 31, 2022
	Three Months	Six Months
Diversified Industrial North America – as reported	18.5%	18.7%
Acquisitions	5.1%	3.1%
Currency	(0.1)%	(0.1)%
Diversified Industrial North America – without acquisitions and currency[1]	13.5%	15.7%

Diversified Industrial International – as reported	(0.1)%	(0.8)%
Acquisitions	2.1%	1.3%
Currency	(10.8)%	(12.5)%
Diversified Industrial International – without acquisitions and currency[1]	8.6%	10.4%

Total Diversified Industrial Segment – as reported	10.4%	10.2%
Acquisitions	3.8%	2.3%
Currency	(4.7)%	(5.5)%
Total Diversified Industrial Segment – without acquisitions and currency[1]	11.3%	13.4%
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
Net Sales
Diversified Industrial North America - Sales increased 18.5 percent and 18.7 percent during the current-year quarter and first six months of fiscal 2023, respectively. The effect of acquisitions increased sales by approximately $92 million and $113 million during the current-year quarter and first six months of fiscal 2023, respectively. Currency exchange rates did not materially impact sales in the current-year quarter or first six months of fiscal 2023. Excluding the effects of acquisitions and changes in the currency exchange rates, sales in the Diversified Industrial North American businesses increased 13.5 percent in the current-year quarter and 15.7 percent in the first six months of fiscal 2023 when compared to prior-year levels primarily due to higher demand from distributors and end users across most markets, including farm and agriculture, cars and light trucks, construction equipment, lawn and turf, heavy-duty trucks, semiconductors, metal fabrication, industrial machinery and oil and gas markets, partially offset by lower end-user demand in the life sciences and marine markets. In the first six months of fiscal 2023, we also experienced higher end-user demand from the refrigeration market.

Diversified Industrial International - Sales decreased 0.1 percent and 0.8 percent from the prior-year quarter and first six months of fiscal 2022, respectively. The effect of currency exchange rates decreased sales by approximately $151 million and $347 million in the current-year quarter and first six months of fiscal 2023, respectively. Excluding the effects of acquisitions and changes in the currency exchange rates, Diversified Industrial International sales increased 8.6 percent and 10.4 percent in the current-year quarter and first six months of fiscal 2023, respectively, from prior-year levels. Europe accounted for approximately 70 percent of the increase in sales during the current-year quarter, while the Asia Pacific region and Latin America comprised approximately 20 percent and 10 percent of the increase in sales, respectively. During the first six months of fiscal 2023, Europe accounted for approximately 60 percent of the increase in sales, while the Asia Pacific region and Latin America comprised approximately 35 percent and five percent of the increase in sales, respectively.
Within Europe, sales in the current-year quarter and first six months of fiscal 2023 increased primarily due to higher demand from distributors and end users across most markets, including the construction equipment, heavy-duty truck, industrial machinery, cars and light truck, farm and agriculture, oil and gas, engines, semiconductor and mining markets, partially offset by lower end-user demand in the power generation market. In the first six months of fiscal 2023, there was also increase in end-user demand in the life sciences market.
Within the Asia Pacific region, sales in the current-year quarter and first six months of fiscal 2023 increased primarily due to an increase in demand from end users in the cars and light truck, construction equipment, semiconductor, heavy-duty truck, rubber and plastics, telecommunications, marine and oil and gas markets, partially offset by lower end-user demand in the life sciences, industrial machinery, refrigeration and engine markets. In the first six months of fiscal 2023, we also experienced higher demand from distributors.
Within Latin America, sales in the current-year quarter and first six months of fiscal 2023 increased primarily due to higher demand from distributors and end users in the cars and light truck, farm and agriculture, metal fabrication, heavy-duty truck and oil and gas markets.
Operating Margin
Diversified Industrial North America - Operating margins increased in both the current-year quarter and first six months of fiscal 2023 primarily due to benefits from increased volume, cost control initiatives and price increases, partially offset by higher material and operating costs resulting from the inflationary environment and unfavorable product mix.
Diversified Industrial International - Operating margins during the current-year quarter and first six months of fiscal 2023 remained relatively flat primarily due to higher material and operating costs resulting from the inflationary environment and unfavorable product mix offset by benefits from cost control initiatives and price increases.
Business Realignment
The following business realignment and acquisition integration charges are included in Diversified Industrial North American and Diversified Industrial International operating income:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2022	2021	2022	2021
Diversified Industrial North America	$3	$1	$3	$2
Diversified Industrial International	3	3	5	6

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
We anticipate that cost savings realized from the workforce reduction measures taken in the first six months of fiscal 2023 will not materially impact operating income in fiscal 2023 or 2024. We expect to continue to take actions necessary to integrate acquisitions and structure appropriately the operations of the Diversified Industrial Segment. We currently anticipate incurring approximately $29 million of additional business realignment and acquisition integration charges in the remainder of fiscal 2023. However, continually changing business conditions could impact the ultimate costs we incur.

Backlog
Diversified Industrial Segment backlog as of December 31, 2022 increased from the prior-year quarter primarily due to orders exceeding shipments in both the North American and International businesses as well as the addition of Meggitt backlog in the first six months of fiscal 2023. Excluding the addition of Meggitt, backlog in the North American and International businesses accounted for approximately 80 percent and 20 percent of the change, respectively. Within the International businesses, the Asia Pacific region, Europe and Latin America accounted for approximately 70 percent, 20 percent and 10 percent of the change, respectively.
As of December 31, 2022, Diversified Industrial Segment backlog increased compared to the June 30, 2022 amount of $4.5 billion primarily due to the addition of Meggitt backlog during the first six months of fiscal 2023 and orders exceeding shipments in the International businesses, partially offset by shipments exceeding orders in the North American businesses. Within the International businesses, the increase was primarily due to orders exceeding shipments in Europe, partially offset by shipments exceeding orders in the Asia Pacific region.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Aerospace Systems Segment

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2022	2021	2022	2021
Net sales	$1,136	$618	$1,882	$1,211
Operating income	$9	$115	$101	$233
Operating margin	0.8%	18.6%	5.4%	19.2%
Backlog	$5,586	$3,245	$5,586	$3,245
Net Sales
Aerospace Systems Segment sales for the current-year quarter and first six months of fiscal 2023 increased compared to the same prior-year periods primarily due to the addition of Meggitt sales of $508 million and $624 million during the current-year quarter and first six months of fiscal 2023, respectively. Sales also increased compared to the same prior-year periods due to higher volume in the commercial original equipment manufacturers ("OEM") and aftermarket businesses, partially offset by lower volume in the military OEM and aftermarket businesses.
Operating Margin
Aerospace Systems Segment operating margin decreased during the current-year quarter and first six months of fiscal 2023 primarily due to acquisition-related expenses, including higher estimated amortization and depreciation expense associated with the preliminary fair value estimates of intangible assets, plant and equipment, and inventory, as well as acquisition integration charges. Additionally, higher commercial OEM volume, an increase in contract loss reserves related to certain commercial OEM programs, and challenges created by the disruption within the supply chain and labor markets also contributed to the lower operating margin. These factors were partially offset by higher commercial aftermarket volume and lower engineering development expenses.
Business Realignment
Within the Aerospace Systems Segment, we incurred acquisition integration and business realignment charges of $33 million and $1 million in the current and prior-year quarter, respectively, and $46 million and $1 million in the first six months of fiscal 2023 and 2022, respectively. We expect to incur approximately $17 million of additional business realignment and acquisition integration charges in the remainder of fiscal 2023. However, continually changing business conditions could impact the ultimate costs we incur.

Backlog
Aerospace Systems Segment backlog as of December 31, 2022 increased from both the prior-year quarter and June 30, 2022 amount of $3.3 billion primarily due to the addition of the Meggitt backlog in the first six months of fiscal 2023.
Backlog also increased from the prior-year quarter due to orders exceeding shipments within the commercial OEM and aftermarket businesses, partially offset by shipments exceeding orders in the military OEM and aftermarket businesses. The increase in backlog from June 30, 2022 is also due to orders exceeding shipments within the commercial OEM and aftermarket businesses and the military OEM business. Military aftermarket backlog remained flat during the first six months of fiscal 2023.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Corporate general & administrative expenses

	Three Months Ended		Six Months Ended
(dollars in millions)	December 31,		December 31,
Expense	2022	2021	2022	2021
Corporate general and administrative expense	$49	$43	$101	$92
Corporate general and administrative expense, as a percent of sales	1.0%	1.1%	1.1%	1.2%
Corporate general and administrative expenses increased in both the current-year quarter and first six months of fiscal 2023 primarily due to higher incentive compensation, professional service fees and other discretionary spending. An increase in charitable contributions also increased expense during the current-year quarter. Lower net expense from the Company's deferred compensation plan and related investments partially offset the increase in expense during the current-year quarter.
Other expense (in Business Segments) included the following:

	Three Months Ended		Six Months Ended
(dollars in millions)	December 31,		December 31,
Expense (income)	2022	2021	2022	2021
Foreign currency transaction loss (gain)	$23	$(8)	$59	$(17)
Stock-based compensation	10	9	60	46
Pensions	(14)	(3)	(27)	(8)
Acquisition-related expenses	2	19	110	71
Loss on deal-contingent forward contracts	—	149	390	149
Gain on disposal of assets and divestitures	(3)	(10)	(380)	(9)
Interest income	(6)	(1)	(32)	(3)
Other items, net	(10)	(6)	(12)	(17)
	$2	$149	$168	$212
Foreign currency transaction loss (gain) primarily relates to the impact of exchange rates on cash, forward contracts, certain cross currency swap contracts and intercompany transactions. During the first six months of fiscal 2023, it also includes foreign currency transaction loss associated with completing the Acquisition.
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
Gain on disposal of assets and divestitures for the first six months of fiscal 2023 includes a gain on the sale of the aircraft wheel and brake business within the Aerospace Systems Segment of approximately $373 million. Refer to Note 4 to the Consolidated Financial Statements for further discussion.

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

Cash Flows
A summary of cash flows follows:

	Six Months Ended
	December 31,
(dollars in millions)	2022	2021
Cash provided by (used in):
Operating activities	$1,076	$1,005
Investing activities	(8,022)	(74)
Financing activities	1,065	1,266
Effect of exchange rates	(11)	7
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,892)	$2,204

Cash flows from operating activities for the first six months of fiscal 2023 were $1,076 million compared to $1,005 million for the first six months of fiscal 2022. This increase of $71 million was primarily related to an increase in cash provided by accounts receivable, inventories and accounts payable, trade. We continue to focus on managing inventory and other working capital requirements. Cash flows from operating activities for the first six months of fiscal 2023 were negatively impacted by acquisition transaction expenses.
•Days sales outstanding relating to trade accounts receivable was 51 days at December 31, 2022, 51 days at June 30, 2022 and 49 days at December 31, 2021.
•Days supply of inventory on hand was 98 days at December 31, 2022, 77 days at June 30, 2022 and 86 days at December 31, 2021.
Cash flows from investing activities for the first six months of fiscal 2023 and 2022 were impacted by the following factors:
•Payment for the Acquisition, net of cash acquired, of $7.1 billion in fiscal 2023.
•Payments to settle the deal-contingent forward contracts of $1.4 billion in fiscal 2023.
•Net proceeds from the sale of the aircraft wheel and brake business of approximately $441 million in fiscal 2023.
•Cash collateral received of $250 million in fiscal 2023 per the credit support annex attached to the deal-contingent forward contracts.
Cash flows from financing activities for the first six months of fiscal 2023 and 2022 were impacted by the following factors:
•Proceeds of $2 billion from borrowings under the term loan facility ("Term Loan Facility") in fiscal 2023. Subsequently in fiscal 2023, we made a payment of $100 million towards the Term Loan Facility.
•Payments to retire $300 million aggregate principal amount of private placement notes assumed in the Acquisition in fiscal 2023.
•Payments related to maturity of $300 million aggregate principal amount of medium term notes in fiscal 2023.
•Repurchases of 0.4 million common shares for $100 million during fiscal 2023 compared to repurchases of 0.9 million common shares for $280 million during fiscal 2022.
•Net commercial paper borrowings of $235 million in fiscal 2023 compared to net commercial paper borrowings of $1,899 million in fiscal 2022.

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
Dividends
We declared a quarterly dividend of $1.33 per share on October 26, 2022, which was paid on December 2, 2022. Dividends have been paid for 290 consecutive quarters, including a yearly increase in dividends for the last 66 years. Additionally, we declared a quarterly dividend of $1.33 per share on January 26, 2023, payable on March 3, 2023.
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
Liquidity
Cash, comprised of cash and cash equivalents and marketable securities and other investments, includes $487 million and $465 million held by the Company's foreign subsidiaries at December 31, 2022 and June 30, 2022, respectively. The Company does not permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested.
We are currently authorized to sell up to $3.0 billion of short-term commercial paper notes. As of December 31, 2022, $1.7 billion of commercial paper notes were outstanding, and the largest amount of commercial paper notes outstanding during the current-year quarter was $1.7 billion.
The Company has a line of credit totaling $3.0 billion through a multi-currency revolving credit agreement with a group of banks, of which $1.3 billion was available as of December 31, 2022. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the agreement. The credit agreement expires in September 2024; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which may result in changes to the current terms and conditions of the credit agreement. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement, nor would it accelerate the repayment of any outstanding borrowings.
We primarily utilize unsecured medium-term notes and senior notes to meet our financing needs and we expect to continue to borrow funds at reasonable rates over the long term. Refer to the Cash flows from financing activities section above and Notes 4 and 14 to the Consolidated Financial Statements for further discussion.
The Company’s credit agreement and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at December 31, 2022, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At December 31, 2022, the Company's debt to debt-shareholders' equity ratio was 0.60 to 1.0. We are in compliance and expect to remain in compliance with all covenants set forth in the credit agreement and indentures.

Our goal is to maintain an investment-grade credit profile. The rating agencies periodically update our credit ratings as events occur. At December 31, 2022, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	BBB+
Moody's Investors Services, Inc.	Baa1
Standard & Poor's	BBB+
Supply Chain Financing
We continue to identify opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers. We currently have supply chain financing programs ("SCF") with financial intermediaries, which provides certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. We are not a party to the agreements between the participating financial intermediaries and the suppliers in connection with the program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the programs. We do not reimburse suppliers for any costs they incur for participation in the programs and their participation is completely voluntary. Amounts due to our suppliers that elected to participate in the SCF programs are included in accounts payable on the Consolidated Balance Sheet. Accounts payable included approximately $90 million and $46 million payable to suppliers who have elected to participate in the SCF programs as of December 31, 2022 and June 30, 2022, respectively. The amounts settled through the SCF programs and paid to the participating financial intermediaries totaled $109 million during the first six months of fiscal 2023. The increase in the amount outstanding in the programs from the June 30, 2022 balance is due to the addition of Meggitt's SCF program. We account for payments made under the programs in the same manner as our other accounts payable, which is a reduction to our cash flows from operations. We do not believe that changes in the availability of supply chain financing will have a significant impact on our liquidity.
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
During September 2022, the Company fully drew against the $2.0 billion Term Loan Facility, which will mature in its entirety in September 2025, to finance a portion of the Acquisition. During the current-year quarter, we made a principal payment of $100 million towards the Term Loan Facility. Refer to Note 14 to the Consolidated Financial Statements for further discussion.
On September 12, 2022, we completed the acquisition of all of the outstanding ordinary shares of Meggitt for 800 pence per share, resulting in an aggregate cash purchase price of $7.2 billion, including the assumption of debt. We funded the purchase using cash and net proceeds from the issuance of senior notes and commercial paper and the Term Loan Facility, which were accumulated in an escrow account designated for the Acquisition. Refer to Note 4 to the Consolidated Financial Statements for further discussion.
Upon closing the Acquisition, we settled the deal-contingent forward contracts entered into during October 2021 to mitigate the risk of appreciation in the GBP-denominated purchase price. These deal-contingent forward contracts had an aggregate notional amount of £6.4 billion. Refer to the Cash Flows section above and Note 16 to the Consolidated Financial Statements for further discussion.
On April 11, 2022, the European Commission cleared the Acquisition, conditional on full compliance with commitments offered by Parker, including a commitment to divest its aircraft wheel and brake business within the Aerospace Systems Segment. In accordance with these commitments, we sold the aircraft wheel and brake business in September 2022 for proceeds of $441 million. Refer to Note 4 to the Consolidated Financial Statements for further discussion.

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
•ability to identify acceptable strategic acquisition targets; uncertainties surrounding timing, successful completion or integration of acquisitions and similar transactions, including the integration of Meggitt, Lord and Exotic Metals Forming Company LLC ("Exotic"); and our ability to effectively manage expanded operations from the acquisitions of Meggitt, Lord and Exotic;
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

The Company makes these statements as of the date of the filing of its Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, and undertakes no obligation to update them unless otherwise required by law.

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
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value. Further information on the fair value of these contracts is provided in Note 16 to the Consolidated Financial Statements. Derivatives that are not designated as hedges are adjusted to fair value by recording gains and losses through the Consolidated Statement of Income. Derivatives that are designated as hedges are adjusted to fair value by recording gains and losses through accumulated other comprehensive income (loss) in the Consolidated Balance Sheet until the hedged item is recognized in earnings. For cross-currency swap contracts measured using the spot method, the periodic interest settlements are recognized directly in earnings through interest expense. The translation of the foreign currency denominated debt that has been designated as a net investment hedge is recorded in accumulated other comprehensive income (loss) and remains there until the underlying net investment is sold or substantially liquidated.
The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. Our objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting our exposure to changes in near-term interest rates. At December 31, 2022, our debt portfolio included $1.9 billion of variable rate debt, exclusive of commercial paper borrowings. A 100 basis point increase in near-term interest rates would increase annual interest expense on variable rate debt, including weighted-average commercial paper borrowings for the six months ended December 31, 2022, by approximately $35 million.
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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective.
In response to the COVID-19 pandemic, some of our team members have been working remotely at times. While there were no material changes in our internal control over financial reporting during the quarter ended December 31, 2022, we are continually monitoring and assessing the changing business environment resulting from the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.
The Company acquired Meggitt on September 12, 2022. As a result of the Acquisition, management is in the process of integrating, evaluating and, where necessary, implementing changes in controls and procedures. Other than with respect to the Acquisition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Unregistered Sales of Equity Securities. Not applicable.
(b)Use of Proceeds. Not applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2022 through October 31, 2022	64,000	$261.12	64,000	8,165,396
November 1, 2022 through November 30, 2022	55,300	$300.26	55,300	8,110,096
December 1, 2022 through December 31, 2022	57,158	$291.82	57,158	8,052,938
Total:	176,458		176,458

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
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three and six months ended December 31, 2022 and 2021, (ii) Consolidated Statement of Comprehensive Income for the three and six months ended December 31, 2022 and 2021, (iii) Consolidated Balance Sheet at December 31, 2022 and June 30, 2022, (iv) Consolidated Statement of Cash Flows for the six months ended December 31, 2022 and 2021, and (v) Notes to Consolidated Financial Statements for the six months ended December 31, 2022.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Todd M. Leombruno
Todd M. Leombruno
Executive Vice President and Chief Financial Officer

Date:	February 7, 2023