Form 10-Q
period 2023-03-31
PARKER HANNIFIN CORP
filed 2023-05-05
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes  ☐    No  ☒
Number of Common Shares outstanding at March 31, 2023: 128,296,105

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022*	2023	2022*
Net sales	$5,061,665	$4,086,387	$13,969,251	$11,673,776
Cost of sales	3,340,764	2,709,407	9,373,032	7,781,384
Selling, general and administrative expenses	868,393	640,498	2,519,163	1,853,105
Interest expense	151,993	63,272	416,718	183,982
Other (income) expense, net	(55,866)	239,221	(116,131)	359,247
Income before income taxes	756,381	433,989	1,776,469	1,496,058
Income taxes	165,421	85,901	402,011	308,778
Net income	590,960	348,088	1,374,458	1,187,280
Less: Noncontrolling interest in subsidiaries' earnings	71	71	478	506
Net income attributable to common shareholders	$590,889	$348,017	$1,373,980	$1,186,774

Earnings per share attributable to common shareholders:
Basic	$4.61	$2.71	$10.71	$9.23
Diluted	$4.54	$2.67	$10.58	$9.10

*Prior period amounts have been reclassified to reflect the income statement reclassification as described in Note 1.
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net income	$590,960	$348,088	$1,374,458	$1,187,280
Less: Noncontrolling interests in subsidiaries' earnings	71	71	478	506
Net income attributable to common shareholders	590,889	348,017	1,373,980	1,186,774

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	92,106	(16,898)	145,997	(56,730)
Retirement benefits plan activity	(1,364)	30,455	8,397	91,335
Other comprehensive income	90,742	13,557	154,394	34,605
Less: Other comprehensive (loss) for noncontrolling interests	(299)	(276)	(176)	(862)
Other comprehensive income attributable to common shareholders	91,041	13,833	154,570	35,467
Total comprehensive income attributable to common shareholders	$681,930	$361,850	$1,528,550	$1,222,241

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(Unaudited)

	March 31, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$534,831	$535,799
Marketable securities and other investments	23,466	27,862
Trade accounts receivable, net	2,881,534	2,341,504
Non-trade and notes receivable	349,903	543,757
Inventories	3,067,614	2,214,553
Prepaid expenses and other	376,066	6,383,169
Total current assets	7,233,414	12,046,644
Property, plant and equipment	6,807,734	5,897,955
Less: Accumulated depreciation	3,963,939	3,775,197
Property, plant and equipment, net	2,843,795	2,122,758
Deferred income taxes	131,782	110,585
Investments and other assets	1,188,671	788,057
Intangible assets, net	8,287,517	3,135,817
Goodwill	10,830,548	7,740,082
Total assets	$30,515,727	$25,943,943
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$1,992,919	$1,724,310
Accounts payable, trade	2,080,147	1,731,925
Accrued payrolls and other compensation	543,527	470,132
Accrued domestic and foreign taxes	270,807	250,292
Other accrued liabilities	900,769	1,682,659
Total current liabilities	5,788,169	5,859,318
Long-term debt	11,412,304	9,755,825
Pensions and other postretirement benefits	781,139	639,939
Deferred income taxes	1,780,533	307,044
Other liabilities	960,417	521,897
Total liabilities	20,722,562	17,084,023
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at March 31 and June 30	90,523	90,523
Additional capital	355,754	327,307
Retained earnings	16,522,900	15,661,808
Accumulated other comprehensive (loss)	(1,388,628)	(1,543,198)
Treasury shares, at cost; 52,750,023 shares at March 31 and 52,594,956 shares at June 30	(5,799,252)	(5,688,429)
Total shareholders’ equity	9,781,297	8,848,011
Noncontrolling interests	11,868	11,909
Total equity	9,793,165	8,859,920
Total liabilities and equity	$30,515,727	$25,943,943
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,374,458	$1,187,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	234,649	194,945
Amortization	374,417	237,377
Share incentive plan compensation	117,536	109,781
Deferred income taxes	89,805	(174,270)
Foreign currency transaction loss (gain)	54,927	(26,970)
Gain on disposal of property, plant and equipment	(1,270)	(6,782)
Gain on sale of businesses	(366,345)	(1,472)
(Gain) loss on marketable securities	(1,391)	2,280
Gain on investments	(4,341)	(2,024)
Other	18,890	66,386
Changes in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable, net	(110,317)	(163,900)
Inventories	(27,491)	(274,717)
Prepaid expenses and other	(64,350)	24,061
Other assets	(194,069)	(17,317)
Accounts payable, trade	118,756	91,531
Accrued payrolls and other compensation	(19,357)	(80,483)
Accrued domestic and foreign taxes	36,208	44,266
Other accrued liabilities	141,891	372,491
Pensions and other postretirement benefits	46,681	(20,460)
Other liabilities	(24,393)	(13,565)
Net cash provided by operating activities	1,794,894	1,548,438
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash of $89,704 in 2023)	(7,146,110)	—
Capital expenditures	(272,603)	(158,864)
Proceeds from sale of property, plant and equipment	11,821	29,320
Proceeds from sale of businesses	471,720	3,366
Purchases of marketable securities and other investments	(31,275)	(20,012)
Maturities and sales of marketable securities and other investments	35,075	17,662
Payments of deal-contingent forward contracts	(1,405,418)	—
Other	251,875	2,766
Net cash used in investing activities	(8,084,915)	(125,762)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,820	2,566
Payments for common shares	(202,731)	(374,996)
Proceeds from notes payable, net	258,458	1,621,483
Proceeds from long-term borrowings	2,011,949	10,667
Payments for long-term borrowings	(1,363,596)	(9,708)
Financing fees paid	(8,911)	(52,655)
Dividends paid	(513,232)	(398,099)
Net cash provided by financing activities	184,757	799,258
Effect of exchange rate changes on cash	(7,781)	106
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,113,045)	2,222,040
Cash, cash equivalents and restricted cash at beginning of year	6,647,876	733,117
Cash, cash equivalents and restricted cash at end of period	$534,831	$2,955,157

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts or as otherwise noted)

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2023, the results of operations for the three and nine months ended March 31, 2023 and 2022 and cash flows for the nine months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2022 Annual Report on Form 10-K.
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

During the three months ended March 31, 2022, the reclassifications resulted in a $219 million decrease to cost of sales, a $228 million increase to SG&A and a $9 million decrease to other (income) expense, net. During the nine months ended March 31, 2022, the reclassifications resulted in a $625 million decrease to cost of sales, a $652 million increase to SG&A and a $27 million decrease to other (income) expense, net.

Subsequent Events
The Company has evaluated subsequent events that occurred through the date these financial statements were issued. On May 4, 2023, the Company called $600 million aggregate principal amount of private placement notes assumed in the acquisition ("Acquisition") of Meggitt plc ("Meggitt") and will redeem them at par plus accrued and unpaid interest in June 2023.
2. New accounting pronouncements
In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, "Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance," which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new guidance is effective for all entities for annual reporting periods beginning after December 15, 2021; however, early adoption is permitted. The guidance may be applied either prospectively to all in-scope transactions that are reflected in the financial statements at the date of initial application and to new transactions that are entered into after the date of initial application, or retrospectively. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and does not expect it to be material.

In September 2022, the FASB issued ASU 2022-04, "Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations," which requires a buyer in a supplier finance program to disclose information about the program’s nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs, including the outstanding amount under the program, the balance sheet presentation of the outstanding amount, and a rollforward of the obligations in the program. This ASU should be adopted retrospectively for each balance sheet period presented; however, the rollforward information should be provided prospectively. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and does not expect it to be material.
3. Revenue recognition
Revenue is derived primarily from the sale of products in a variety of mobile, industrial and aerospace markets. A majority of the Company’s revenues are recognized at a point in time. However, a portion of the Company’s revenues are recognized over time.
Diversified Industrial Segment revenues by technology platform:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Motion Systems	$1,017,974	$895,839	$2,837,403	$2,568,166
Flow and Process Control	1,298,204	1,197,590	3,675,928	3,386,417
Filtration and Engineered Materials	1,550,927	1,360,643	4,378,931	3,875,843
Total	$3,867,105	$3,454,072	$10,892,262	$9,830,426
Aerospace Systems Segment revenues by primary market:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Commercial original equipment manufacturer ("OEM")	$398,502	$226,976	$1,045,850	$649,631
Commercial aftermarket	381,883	128,486	938,129	367,530
Military OEM	244,451	176,242	649,179	531,348
Military aftermarket	169,724	100,611	443,831	294,841
Total	$1,194,560	$632,315	$3,076,989	$1,843,350
Upon completing the Acquisition, we reviewed the disaggregation of revenue disclosure for the Aerospace Systems Segment and believe that disaggregation by primary market provides more meaningful information than disaggregation by product platform.
Total Company revenues by geographic region based on the Company's selling operation's location:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
North America	$3,364,157	$2,645,106	$9,278,815	$7,451,153
Europe	1,054,157	829,392	2,750,159	2,344,533
Asia Pacific	590,017	560,250	1,777,550	1,735,574
Latin America	53,334	51,639	162,727	142,516
Total	$5,061,665	$4,086,387	$13,969,251	$11,673,776
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
Total contract assets and contract liabilities are as follows:

	March 31, 2023	June 30, 2022
Contract assets, current (included within Prepaid expenses and other)	$116,516	$28,546
Contract assets, noncurrent (included within Investments and other assets)	25,800	794
Total contract assets	142,316	29,340
Contract liabilities, current (included within Other accrued liabilities)	(235,206)	(60,472)
Contract liabilities, noncurrent (included within Other liabilities)	(105,195)	(2,225)
Total contract liabilities	(340,401)	(62,697)
Net contract liabilities	$(198,085)	$(33,357)
Net contract liabilities at March 31, 2023 increased from the June 30, 2022 amount primarily due to timing differences between when revenue was recognized and the receipt of advance payments as well as acquiring Meggitt's contract liabilities in excess of Meggitt's contract assets. During the nine months ended March 31, 2023, approximately $39 million of revenue was recognized that was included in the contract liabilities at June 30, 2022.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at March 31, 2023 was $10.9 billion, of which approximately 84 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.
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
Assets acquired and liabilities assumed are recognized at their respective fair values as of the Acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The following table presents the preliminary estimated fair values of Meggitt's assets acquired and liabilities assumed on the Acquisition date. These preliminary estimates are based on available information and will be revised during the measurement period, not to exceed 12 months from the Acquisition date, as third-party valuations are finalized, additional information becomes available and as additional analysis is performed. Such revisions may have a material impact on our results of operations and financial position within the measurement period. During the current-year quarter and nine months ended March 31, 2023, these revisions did not have a material impact on the Consolidated Statement of Income.

	September 12, 2022 (previously reported)	Measurement Period Adjustments	September 12, 2022 (revised)
Assets:
Cash and cash equivalents	$89,704	$—	$89,704
Accounts receivable	427,255	(10,687)	416,568
Inventories	833,602	(16,472)	817,130
Prepaid expenses and other	125,763	(1,525)	124,238
Property, plant and equipment	675,232	(10,071)	665,161
Deferred income taxes	5,720	27,022	32,742
Other assets	219,472	(52,072)	167,400
Intangible assets	5,418,795	27,305	5,446,100
Goodwill	2,830,845	185,440	3,016,285
Total assets acquired	$10,626,388	$148,940	$10,775,328
Liabilities:
Notes payable and long-term debt payable within one year	$306,266	$3,288	$309,554
Accounts payable, trade	219,780	(17)	219,763
Accrued payrolls and other compensation	89,226	(2,204)	87,022
Other accrued liabilities	367,605	(60,339)	307,266
Long-term debt	669,321	40,042	709,363
Pensions and other postretirement benefits	85,899	12,827	98,726
Deferred income taxes	1,274,726	95,626	1,370,352
Other liabilities	377,751	59,717	437,468
Total liabilities assumed	3,390,574	148,940	3,539,514
Net assets acquired	$7,235,814	$—	$7,235,814
Goodwill is calculated as the excess of the purchase price over the net assets acquired and represents cost synergies and enhancements to our existing technologies. For tax purposes, Meggitt's goodwill is not deductible. Based upon a preliminary acquisition valuation, we acquired $4.0 billion of customer-related intangible assets, $1.1 billion of patents and technology and $332 million of trademarks, each with estimated useful lives of 20 years.
The fair value of the assets acquired includes $89 million and $86 million of operating and finance lease right-of-use assets, respectively. The fair value of liabilities assumed includes $145 million and $89 million of operating and finance lease liabilities, respectively, of which, $19 million and $3 million of operating and finance lease liabilities, respectively, are current liabilities.
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
Upon acquiring Meggitt, we also assumed $127 million of liabilities associated with environmental matters. The environmental matters primarily relate to known exposures arising from environmental litigation, investigations and remediation of certain sites for which Meggitt has been identified as a potentially responsible party. The liabilities are based on outcomes of litigation and estimates of the level and timing of remediation costs, including the period of operating and monitoring activities required.
Our consolidated financial statements for the three and nine months ended March 31, 2023 include the results of operations of Meggitt from the date of acquisition through March 31, 2023. Net sales and segment operating loss attributable to Meggitt during the three months ended March 31, 2023 was $624 million and $4 million, respectively. Net sales and segment operating loss attributable to Meggitt during the nine months ended March 31, 2023 was $1.4 billion and $120 million, respectively. Segment operating loss attributable to Meggitt includes estimated amortization and depreciation expense associated with the preliminary fair value estimates of intangible assets, plant and equipment, and inventory, as well as acquisition integration charges. Refer to Note 10 for further discussion of acquisition integration charges.
Acquisition-related transaction costs totaled $112 million for the nine months ended March 31, 2023. These costs are included in SG&A in the Consolidated Statement of Income.

The following table presents unaudited pro forma information for the three and nine months ended March 31, 2023 and 2022 as if the Acquisition had occurred on July 1, 2021.

	Three Months Ended		Nine Months Ended
(Unaudited)	March 31,		March 31,
	2023	2022	2023	2022
Net sales	$5,061,665	$4,549,854	$14,350,581	$13,189,507
Net income attributable to common shareholders	612,049	424,025	1,244,907	977,102
The historical consolidated financial information of Parker and Meggitt has been adjusted in the pro forma information in the table above to give effect to events that are directly attributable to the Acquisition and factually supportable. To reflect the occurrence of the Acquisition on July 1, 2021, the unaudited pro forma information includes adjustments for the amortization of the step-up inventory to fair value and incremental depreciation and amortization expense resulting from the fair value adjustments to property, plant and equipment and intangible assets. These adjustments were based upon a preliminary purchase price allocation. Additionally, adjustments to financing costs and income tax expense were also made to reflect the capital structure and anticipated effective tax rate of the combined entity. Additionally, the pro forma information includes adjustments for nonrecurring transactions directly related to the Acquisition, including the gain on the divestiture of the aircraft wheel and brake business, loss on deal-contingent forward contracts, and transaction costs. These non-recurring adjustments totaled $(1) million and $196 million during the three months ended March 31, 2023 and 2022, respectively, and $197 million and $177 million during the nine months ended March 31, 2023 and 2022, respectively. The resulting pro forma amounts are not necessarily indicative of the results that would have been obtained if the Acquisition had occurred as of the beginning of the period presented or that may occur in the future, and do not reflect future synergies, integration costs or other such costs or savings.
Divestitures
During September 2022, we divested our aircraft wheel and brake business, which was part of the Aerospace Systems Segment, for proceeds of $443 million. The resulting pre-tax gain of $374 million is included in other (income) expense, net in the Consolidated Statement of Income. The operating results and net assets of the aircraft wheel and brake business were immaterial to the Company's consolidated results of operations and financial position. As of June 30, 2022, the aggregate carrying amount of aircraft wheel and brake assets held for sale was $66 million. These assets primarily included goodwill and inventory and were recorded within prepaid expenses and other assets in the Consolidated Balance Sheet. Goodwill was allocated to the aircraft wheel and brake business using the relative fair value method.
During March 2023, we divested a French aerospace business, which was part of the Aerospace Systems Segment, for proceeds of $27 million. The resulting pre-tax loss of $12 million is included in other (income) expense, net in the Consolidated Statement of Income. The operating results and net assets of the French aerospace business were immaterial to the Company's consolidated results of operations and financial position.
Restricted Cash
At June 30, 2022, prepaid expenses and other in the Consolidated Balance Sheet included a $6.1 billion balance in an escrow account restricted to payments for the Acquisition. These funds were used to finance a portion of the Acquisition, and there was no restricted cash at March 31, 2023.

5. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Numerator:
Net income attributable to common shareholders	$590,889	$348,017	$1,373,980	$1,186,774
Denominator:
Basic - weighted average common shares	128,293,039	128,426,675	128,343,788	128,549,040
Increase in weighted average common shares from dilutive effect of equity-based awards	1,858,448	1,916,906	1,488,201	1,889,553
Diluted - weighted average common shares, assuming exercise of equity-based awards	130,151,487	130,343,581	129,831,989	130,438,593

Basic earnings per share	$4.61	$2.71	$10.71	$9.23
Diluted earnings per share	$4.54	$2.67	$10.58	$9.10

For the three months ended March 31, 2023 and 2022, 124,025 and 493,609 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
For the nine months ended March 31, 2023 and 2022, 1,011,006 and 384,955 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
6. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. There is no expiration date for this program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. During the three months ended March 31, 2023, we repurchased 152,388 shares at an average price, including commissions, of $328.11 per share. During the nine months ended March 31, 2023, we repurchased 514,612 shares at an average price, including commissions, of $291.48 per share.
7. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. We evaluate the collectibility of our receivables based on historical experience and current and forecasted economic conditions based on management's judgment. Additionally, receivables are written off to bad debt when management makes a final determination of uncollectibility. Allowance for credit losses was $33 million and $10 million at March 31, 2023 and June 30, 2022, respectively. The increase in the allowance for credit losses from the June 30, 2022 amount is primarily due to the Acquisition.

8. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2023	June 30, 2022
Notes receivable	$112,585	$103,558
Cash collateral receivable(a)	—	250,000
Accounts receivable, other	237,318	190,199
Total	$349,903	$543,757

(a) The cash collateral receivable at June 30, 2022 related to the deal-contingent forward contracts settled in the first three months of fiscal 2023.

9. Inventories
The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2023	June 30, 2022
Finished products	$831,620	$811,702
Work in process	1,569,885	1,128,501
Raw materials	666,109	274,350
Total	$3,067,614	$2,214,553
10. Business realignment and acquisition integration charges
We incurred business realignment and acquisition integration charges in the first nine months of fiscal 2023 and 2022. In both the first nine months of fiscal 2023 and 2022, business realignment charges included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. In fiscal 2023, a majority of the business realignment charges were incurred in Europe. In fiscal 2022, a majority of the business realignment charges were incurred in North America and Europe. We believe the realignment actions will positively impact future results of operations, but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges by business segment are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Diversified Industrial	$8,075	$2,771	$14,464	$8,835
Aerospace Systems	166	318	3,016	913
Other (income) expense, net	—	63	—	63
Reductions to our workforce made in connection with such business realignment charges by business segment are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Diversified Industrial	282	50	499	133
Aerospace Systems	14	4	30	9

The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022*	2023	2022*
Cost of sales	$5,033	$1,178	$10,746	$2,311
Selling, general and administrative expenses	3,208	1,911	6,734	7,437
Other (income) expense, net	—	63	—	63
*Prior period amounts have been reclassified to reflect the income statement reclassification as described in Note 1.
During the first nine months of fiscal 2023, approximately $15 million in payments were made relating to business realignment charges. Remaining payments related to business realignment actions of approximately $11 million, a majority of which are expected to be paid by December 31, 2023, are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment actions described above, the timing and amount of which are not known at this time.
In addition to the business realignment charges discussed above, we also incurred $20 million of expense in the prior-year quarter and first nine months of fiscal 2022 as a result of our exit of business operations in Russia. These charges primarily consisted of write-downs of inventory and other working capital items and $8 million of foreign currency translation expense reclassified from accumulated other comprehensive income. Within the business segment information in Note 17, $7 million of expense was recorded in the other (income) expense, net caption, while the remainder of the charge was split evenly between the Aerospace Systems Segment and the Diversified Industrial International businesses.
We also incurred the following acquisition integration charges:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Diversified Industrial	$5,395	$933	$7,276	$2,942
Aerospace Systems	25,849	—	69,377	—
Charges incurred in fiscal 2023 and 2022 relate to the acquisitions of Meggitt and LORD Corporation, respectively. In both fiscal 2023 and 2022, these charges were primarily included in SG&A within the Consolidated Statement of Income.
11. Equity

Changes in equity for the three months ended March 31, 2023 and 2022 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$90,523	$377,871	$16,102,883	$(1,479,669)	$(5,769,228)	$12,096	$9,334,476
Net income			590,889			71	590,960
Other comprehensive income (loss)				91,041		(299)	90,742
Dividends paid ($1.33 per share)			(170,872)				(170,872)
Stock incentive plan activity		(22,117)			19,976		(2,141)
Shares purchased at cost					(50,000)		(50,000)
Balance at March 31, 2023	$90,523	$355,754	$16,522,900	$(1,388,628)	$(5,799,252)	$11,868	$9,793,165

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$90,523	$344,312	$15,488,764	$(1,545,093)	$(5,623,424)	$13,198	$8,768,280
Net income			348,017			71	348,088
Other comprehensive income (loss)				13,833		(276)	13,557
Dividends paid ($1.03 per share)			(132,543)				(132,543)
Stock incentive plan activity		19,055			6,422		25,477
Shares purchased at cost					(50,000)		(50,000)
Balance at March 31, 2022	$90,523	$363,367	$15,704,238	$(1,531,260)	$(5,667,002)	$12,993	$8,972,859

Changes in equity for the nine months ended March 31, 2023 and 2022 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2022	$90,523	$327,307	$15,661,808	$(1,543,198)	$(5,688,429)	$11,909	$8,859,920
Net income			1,373,980			478	1,374,458
Other comprehensive income (loss)				154,570		(176)	154,394
Dividends paid ($3.99 per share)			(512,888)			(343)	(513,231)
Stock incentive plan activity		28,447			39,177		67,624
Shares purchased at cost					(150,000)		(150,000)
Balance at March 31, 2023	$90,523	$355,754	$16,522,900	$(1,388,628)	$(5,799,252)	$11,868	$9,793,165

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2021	$90,523	$329,619	$14,915,497	$(1,566,727)	$(5,370,605)	$15,363	$8,413,670
Net income			1,186,774			506	1,187,280
Other comprehensive income (loss)				35,467		(862)	34,605
Dividends paid ($3.09 per share)			(398,033)			(66)	(398,099)
Stock incentive plan activity		33,748			33,937		67,685
Liquidation activity						(1,948)	(1,948)
Shares purchased at cost					(330,334)		(330,334)
Balance at March 31, 2022	$90,523	$363,367	$15,704,238	$(1,531,260)	$(5,667,002)	$12,993	$8,972,859

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the nine months ended March 31, 2023 and 2022 are as follows:

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2022	$(1,149,071)	$(394,127)	$(1,543,198)
Other comprehensive income before reclassifications	146,173	—	146,173
Amounts reclassified from accumulated other comprehensive (loss)	—	8,397	8,397
Balance at March 31, 2023	$(1,002,898)	$(385,730)	$(1,388,628)

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2021	$(865,865)	$(700,862)	$(1,566,727)
Other comprehensive (loss) before reclassifications	(63,515)	—	(63,515)
Amounts reclassified from accumulated other comprehensive (loss)	7,647	91,335	98,982
Balance at March 31, 2022	$(921,733)	$(609,527)	$(1,531,260)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three and nine months ended March 31, 2023 and 2022 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Nine Months Ended
	March 31, 2023	March 31, 2023
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(227)	$(679)	Other (income) expense, net
Recognized actuarial gain (loss)	1,057	(11,422)	Other (income) expense, net
Divestiture activity	587	587	Other (income) expense, net
Total before tax	1,417	(11,514)
Tax benefit	(53)	3,117
Net of tax	$1,364	$(8,397)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Nine Months Ended
	March 31, 2022	March 31, 2022
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,030)	$(3,090)	Other (income) expense, net
Recognized actuarial loss	(39,292)	(117,852)	Other (income) expense, net
Total before tax	(40,322)	(120,942)
Tax benefit	9,867	29,607
Net of tax	$(30,455)	$(91,335)

12. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the nine months ended March 31, 2023 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2022	$7,185,981	$554,101	$7,740,082
Acquisition	30,329	2,985,956	3,016,285
Divestitures	(1,064)	(2,232)	(3,296)
Foreign currency translation	30,297	47,180	77,477
Balance at March 31, 2023	$7,245,543	$3,585,005	$10,830,548
Acquisition represents goodwill resulting from the preliminary purchase price allocation for the Acquisition during the measurement period. Divestitures represent goodwill associated with the sale of businesses. Refer to Note 4 for further discussion.
Goodwill is tested for impairment at the reporting unit level annually and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. At December 31, 2022, the Company performed its fiscal 2023 annual goodwill impairment test, which indicated no impairment existed.

Intangible assets are amortized using the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	March 31, 2023		June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$2,107,573	$326,954	$990,775	$259,587
Trademarks	1,068,997	376,099	727,820	339,244
Customer lists and other	7,815,973	2,001,973	3,735,042	1,718,989
Total	$10,992,543	$2,705,026	$5,453,637	$2,317,820
Total intangible amortization expense for the nine months ended March 31, 2023 and 2022 was $374 million and $237 million, respectively. The estimated amortization expense for the five years ending June 30, 2023 through 2027 is $520 million, $564 million, $556 million, $551 million and $545 million, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred during the nine months ended March 31, 2023 and 2022.
13. Retirement benefits
Net pension benefit expense recognized included the following components:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Service cost	$14,599	$18,238	$42,534	$57,599
Interest cost	59,021	27,953	166,456	82,941
Expected return on plan assets	(80,137)	(67,024)	(228,695)	(201,487)
Amortization of prior service cost	227	1,028	679	3,084
Amortization of net actuarial (gain) loss	(657)	39,570	12,625	118,186
Amortization of initial net obligation	—	2	—	6
Net pension benefit expense	$(6,947)	$19,767	$(6,401)	$60,329
We recognized $0.5 million and $0.1 million in expense related to other postretirement benefits during the three months ended March 31, 2023 and 2022, respectively. During the nine months ended March 31, 2023 and 2022, we recognized $1.2 million and $0.7 million, respectively, in expense related to other postretirement benefits. Components of retirement benefits expense, other than service cost, are included in other (income) expense, net in the Consolidated Statement of Income.
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
In September 2022, the Company fully drew against the $2.0 billion delayed-draw Term Loan Facility, which will mature in its entirety in September 2025. We used the proceeds of the Term Loan Facility to finance a portion of the Acquisition. At March 31, 2023, the Term Loan Facility had an interest rate of LIBOR plus 112.5 bps. Interest payments are made at the interest reset dates, which are either one, three or six months at the discretion of the Company. Additionally, the provisions of the Term Loan Facility allow for prepayments at the Company's discretion. During the nine months ended March 31, 2023, we made principal payments totaling $750 million related to the Term Loan Facility.
In September 2022, $300 million aggregate principal amount of medium-term notes matured. We also assumed debt associated with the Acquisition. Refer to Note 4 for further discussion of assumed debt.
Commercial paper notes outstanding at March 31, 2023 and June 30, 2022 were $1.7 billion and $1.4 billion, respectively.

Based on the Company’s rating level at March 31, 2023, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At March 31, 2023, our debt to debt-shareholders' equity ratio was 0.58 to 1.0. We are in compliance, and expect to remain in compliance, with all covenants set forth in the credit agreement and indentures.
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
As of March 31, 2023, we had gross unrecognized tax benefits of $113 million, all of which, if recognized, would impact the effective tax rate. The accrued interest and accrued penalties related to the gross unrecognized tax benefits, excluded from the amount above, is $22 million and $7 million, respectively. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $50 million as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.
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
Marketable securities and other investments include deposits and equity investments. Deposits are recorded at cost, and equity investments are recorded at fair value. Changes in fair value related to equity investments are recorded in net income. Unrealized gains and losses related to equity investments were not material as of March 31, 2023 and 2022.
The carrying value of long-term debt, which excludes the impact of net unamortized debt issuance costs, and estimated fair value of long-term debt are as follows:

	March 31, 2023	June 30, 2022
Carrying value of long-term debt	$11,794,606	$10,145,077
Estimated fair value of long-term debt	11,375,743	9,709,407
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
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	March 31, 2023	June 30, 2022
Net investment hedges
Cross-currency swap contracts	Investments and other assets	$45,552	$21,444
Other derivative contracts
Forward exchange contracts	Non-trade and notes receivable	12,076	20,976
Forward exchange contracts	Other accrued liabilities	12,932	5,651
Forward exchange contracts	Other liabilities	1,797	—
Deal-contingent forward contracts	Other accrued liabilities	—	1,015,426
Costless collar contracts	Non-trade and notes receivable	6,861	351
Costless collar contracts	Other accrued liabilities	1,202	1,578
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

Gains (losses) on derivative financial instruments were recorded in the Consolidated Statement of Income as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Deal-contingent forward contracts	$—	$(246,983)	$(389,992)	$(396,365)
Forward exchange contracts	7,378	24,201	(7,425)	46,953
Costless collar contracts	4,308	(1,751)	9,632	(4,625)
Cross-currency swap contracts	(2,976)	—	(18,739)	—

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) on the Consolidated Balance Sheet are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Cross-currency swap contracts	$16,085	$887	$17,196	$30,205
Foreign currency denominated debt	(7,391)	16,194	(18,880)	41,843

During the nine months ended March 31, 2023 and 2022, the periodic interest settlements related to the cross-currency swap contracts were not material.

A summary of financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2023 and June 30, 2022 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$64,489	$—	$64,489	$—
Liabilities:
Derivatives	15,931	—	15,931	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$13,038	$13,038	$—	$—
Derivatives	42,771	—	42,771	—
Liabilities:
Derivatives	1,022,655	—	1,022,655	—
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net sales
Diversified Industrial:
North America	$2,342,590	$2,014,715	$6,615,035	$5,615,454
International	1,524,515	1,439,357	4,277,227	4,214,972
Aerospace Systems	1,194,560	632,315	3,076,989	1,843,350
Total net sales	$5,061,665	$4,086,387	$13,969,251	$11,673,776
Segment operating income
Diversified Industrial:
North America	$489,349	$413,998	$1,362,256	$1,085,117
International	329,498	298,475	908,958	881,206
Aerospace Systems	133,905	119,016	234,849	352,063
Total segment operating income	952,752	831,489	2,506,063	2,318,386
Corporate general and administrative expenses	45,780	57,405	146,341	149,064
Income before interest expense and other expense	906,972	774,084	2,359,722	2,169,322
Interest expense	151,993	63,272	416,718	183,982
Other (income) expense, net	(1,402)	276,823	166,535	489,282
Income before income taxes	$756,381	$433,989	$1,776,469	$1,496,058

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023
AND COMPARABLE PERIODS ENDED MARCH 31, 2022

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
As previously announced, on March 14, 2022, we detected that an unauthorized party gained access to our systems. After securing our network and concluding our investigation, we found that the data exfiltrated during the incident included personal information of our team members. We have notified individuals whose personal information was involved and offered them credit monitoring services. We have also provided notification regarding the incident to the appropriate regulatory authorities. A consolidated class action lawsuit has been filed in the United States District Court for the Northern District of Ohio against the Company over the incident. The parties have reached a settlement in principle in the lawsuit, which the district court preliminarily approved on March 14, 2023. Based on our ongoing assessments, the incident has not had a significant financial or operational impact and has not had a material impact on our business, operations or financial results.
The discussion below is structured to separately discuss the Consolidated Statement of Income, Business Segment Information, and Liquidity and Capital Resources. As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2023	2022*	2023	2022*
Net sales	$5,062	$4,086	$13,969	$11,674
Gross profit margin	34.0%	33.7%	32.9%	33.3%
Selling, general and administrative expenses	$868	$640	$2,519	$1,853
Selling, general and administrative expenses, as a percent of sales	17.2%	15.7%	18.0%	15.9%
Interest expense	$152	$63	$417	$184
Other (income) expense, net	$(56)	$239	$(116)	$359
Effective tax rate	21.9%	19.8%	22.6%	20.6%
Net income	$591	$348	$1,374	$1,187
Net income, as a percent of sales	11.7%	8.5%	9.8%	10.2%

*Prior period amounts have been reclassified to reflect the income statement reclassification as described in Note 1 to the Consolidated Financial Statements.
Net sales increased for the current-year quarter and first nine months of fiscal 2023 when compared to the prior-year periods due to higher sales in both the Aerospace Systems and Diversified Industrial Segments. Acquisitions completed within the last 12 months increased sales by approximately $624 million and $1,396 million during the current-year quarter and first nine months of fiscal 2023, respectively. In the current-year quarter, the effect of currency rate changes decreased net sales by approximately $97 million, of which substantially all was attributable to the Diversified Industrial International businesses. During the first nine months of fiscal 2023, the effect of currency rate changes decreased net sales by approximately $454 million, of which approximately $443 million was attributable to the Diversified Industrial International businesses, while the remainder was split evenly between the Diversified Industrial North American businesses and the Aerospace Systems Segment. Divestitures completed within the last 12 months decreased sales by approximately $22 million and $43 million, during the current-year quarter and first nine months of fiscal 2023, respectively.

Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased slightly in the current-year quarter and decreased slightly in first nine months of fiscal 2023. During the current year-quarter, an increase in the Diversified Industrial Segment and Aerospace margins was partially offset by the amortization of step-up in inventory to fair value of $112 million within the Aerospace Systems Segment. During the first nine months of fiscal 2023, the decrease in margin was primarily driven by the amortization of step-up in inventory to fair value of $130 million within the Aerospace Systems Segment. This decrease was partially offset by higher margins in the Diversified Industrial Segment. Margins during the current-year quarter and first nine months of fiscal 2023 benefited from higher volume, price increases and cost containment initiatives, partially offset by higher material and operating costs resulting from the ongoing inflationary environment.
Cost of sales also included business realignment and acquisition integration charges of $9 million and $1 million for the current-year and prior-year quarter, respectively, and $18 million and $2 million for the first nine months of fiscal 2023 and 2022, respectively.
Selling, general and administrative expenses ("SG&A") increased during the current-year quarter and first nine months of fiscal 2023 primarily due to higher amortization expense, research and development expense, and information technology charges as well as increased general and administrative charges associated with the acquisition (the "Acquisition") of Meggitt plc ("Meggitt"). During the first nine months of fiscal 2023, SG&A also increased due to $112 million of acquisition-related transaction costs compared to $34 million in the same prior-year period.
SG&A included business realignment and acquisition integration charges of $31 million and $3 million for the current-year and prior-year quarter, respectively, and $76 million and $10 million for the first nine months of fiscal 2023 and 2022, respectively.
Interest expense for the current-year quarter and the first nine months of fiscal 2023 increased due to both higher average debt outstanding and higher interest rates when compared to the prior-year quarter and first nine months of fiscal 2022.
Other (income) expense, net included the following:

	Three Months Ended		Nine Months Ended
(dollars in millions)	March 31,		March 31,
Expense (income)	2023	2022*	2023	2022*
Foreign currency transaction (gain) loss	$(4)	$(9)	$55	$(27)
Income related to equity method investments	(35)	(17)	(89)	(52)
Non-service components of retirement benefit cost	(21)	2	(48)	3
Loss (gain) on disposal of assets and divestitures	12	1	(368)	(8)
Interest income	(7)	(1)	(39)	(4)
Acquisition-related financing fees	—	1	—	51
Loss on deal-contingent forward contracts	—	247	390	396
Russia liquidation	—	8	—	8
Other items, net	(1)	7	(17)	(8)
	$(56)	$239	$(116)	$359

*Prior period amounts have been reclassified to reflect the income statement reclassification as described in Note 1 to the Consolidated Financial Statements.
Foreign currency transaction (gain) loss primarily relates to the impact of exchange rates on cash, forward contracts, certain cross-currency swap contracts and intercompany transactions. During the first nine months of fiscal 2023, it also includes foreign currency transaction loss associated with completing the Acquisition.
Loss (gain) on disposal of assets and divestitures for the first nine months of fiscal 2023 includes a gain on the sale of the aircraft wheel and brake business within the Aerospace Systems Segment of $374 million. Refer to Note 4 to the Consolidated Financial Statements for further discussion.
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

Effective tax rate for the current-year quarter and first nine months of fiscal 2023 was higher than the comparable prior-year periods due to a decrease in discrete tax benefits as well as an increase in taxes on current-year earnings. The fiscal 2023 effective tax rate is expected to be approximately 23.0 percent.
BUSINESS SEGMENT INFORMATION
Diversified Industrial Segment

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2023	2022	2023	2022
Net sales
North America	$2,343	$2,015	$6,615	$5,615
International	1,525	1,439	4,277	4,215
Operating income
North America	489	414	1,362	1,085
International	$329	$298	$909	$881
Operating margin
North America	20.9%	20.5%	20.6%	19.3%
International	21.6%	20.7%	21.3%	20.9%
Backlog	$5,090	$4,446	$5,090	$4,446

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year periods versus the comparable prior-year periods:

	Period Ending March 31, 2023
	Three Months	Nine Months
Diversified Industrial North America – as reported	16.3%	17.8%
Acquisitions	4.6%	3.7%
Currency	—%	(0.1)%
Diversified Industrial North America – without acquisitions and currency[1]	11.7%	14.2%

Diversified Industrial International – as reported	5.9%	1.5%
Acquisitions	2.7%	1.8%
Currency	(6.8)%	(10.5)%
Diversified Industrial International – without acquisitions and currency[1]	10.0%	10.2%

Total Diversified Industrial Segment – as reported	12.0%	10.8%
Acquisitions	3.8%	2.8%
Currency	(2.8)%	(4.5)%
Total Diversified Industrial Segment – without acquisitions and currency[1]	11.0%	12.5%
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
Net Sales
Diversified Industrial North America - Sales increased 16.3 percent and 17.8 percent during the current-year quarter and first nine months of fiscal 2023, respectively. The effect of acquisitions increased sales by approximately $92 million and $205 million during the current-year quarter and first nine months of fiscal 2023, respectively. Currency exchange rates did not materially impact sales in the current-year quarter or first nine months of fiscal 2023. Excluding the effects of acquisitions and changes in the currency exchange rates, sales in the Diversified Industrial North American businesses increased 11.7 percent in the current-year quarter and 14.2 percent in the first nine months of fiscal 2023 when compared to prior-year levels primarily due to higher demand from distributors and end users across most markets, including farm and agriculture, cars and light trucks, construction equipment, lawn and turf, heavy-duty truck, semiconductors, metal fabrication, industrial machinery and oil and gas markets, partially offset by lower end-user demand in the life sciences market.
Diversified Industrial International - Sales increased 5.9 percent and 1.5 percent from the prior-year quarter and first nine months of fiscal 2022, respectively. The effect of acquisitions increased sales by approximately $38 million and $74 million during the current-year quarter and first nine months of fiscal 2023, respectively. Currency exchange rates decreased sales by approximately $97 million and $443 million in the current-year quarter and first nine months of fiscal 2023, respectively. Excluding the effects of acquisitions and changes in the currency exchange rates, Diversified Industrial International sales increased 10.0 percent and 10.2 percent in the current-year quarter and first nine months of fiscal 2023, respectively, from prior-year levels. Europe accounted for approximately 65 percent of the increase in sales during the current-year quarter, while the Asia Pacific region and Latin America comprised approximately 30 percent and five percent of the increase in sales, respectively. During the first nine months of fiscal 2023, Europe accounted for approximately 60 percent of the increase in sales, while the Asia Pacific region and Latin America comprised approximately 35 percent and five percent of the increase in sales, respectively.
Within Europe, sales in the current-year quarter and first nine months of fiscal 2023 increased primarily due to higher demand from distributors and end users across most markets, including the construction equipment, heavy-duty truck, cars and light trucks, farm and agriculture, oil and gas, metal fabrication, material handling, machine tool, and mining markets. In the current-year quarter, we experienced higher end-user demand in the power generation market, partially offset by lower end-user demand in the rubber and plastics market. In the first nine months of fiscal 2023, we also experienced higher end-user demand in the industrial machinery market, partially offset by lower end-user demand in the power generation market.
Within the Asia Pacific region, sales in the current-year quarter and first nine months of fiscal 2023 increased primarily due to an increase in demand from distributors and end users across the construction equipment, cars and light trucks, heavy-duty truck, marine, mining, telecommunications, engines, and oil and gas markets, partially offset by lower end-user demand in the industrial machinery and refrigeration markets. Additionally, during the current-year quarter, we experienced lower end-user demand in the semiconductor market. In the first nine months of fiscal 2023, we experienced lower end-user demand in the life sciences market, partially offset by higher end-user demand in the semiconductor market.
Within Latin America, sales in the current-year quarter and first nine months of fiscal 2023 increased primarily due to higher demand from distributors and end users in the cars and light trucks, farm and agriculture, metal fabrication, oil and gas, railroad, rubber and plastics and engine markets, partially offset by lower end-user demand in the industrial machinery, construction equipment, and material handling markets. In the first nine months of fiscal 2023, we also experienced higher end-user demand in the in heavy-duty truck market.
Operating Margin
Diversified Industrial North America - Operating margins increased in both the current-year quarter and first nine months of fiscal 2023 primarily due to benefits from increased volume, cost control initiatives and price increases, partially offset by higher material and operating costs resulting from the inflationary environment as well as unfavorable product mix.
Diversified Industrial International - Operating margins during the current-year quarter and first nine months of fiscal 2023 increased from the same prior-year periods primarily due to benefits from cost control initiatives and price increases, partially offset by higher material and operating costs resulting from the inflationary environment as well as unfavorable product mix.
Business Realignment
The following business realignment and acquisition integration charges are included in Diversified Industrial North American and Diversified Industrial International operating income:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2023	2022	2023	2022
Diversified Industrial North America	$3	$1	$6	$3
Diversified Industrial International	10	3	16	9

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

We anticipate that cost savings realized from the workforce reduction measures taken in the first nine months of fiscal 2023 will not materially impact operating income in fiscal 2023 or 2024. We expect to continue to take actions necessary to integrate acquisitions and structure appropriately the operations of the Diversified Industrial Segment. We currently anticipate incurring approximately $18 million of additional business realignment and acquisition integration charges in the remainder of fiscal 2023. However, continually changing business conditions could impact the ultimate costs we incur.
During the prior-year quarter and first nine months of fiscal 2022, we also incurred $6 million of expense within the Diversified Industrial International businesses as a result of our exit of business operations in Russia. These charges primarily consisted of write-downs of inventory and other working capital items.
Backlog
Diversified Industrial Segment backlog as of March 31, 2023 increased from the prior-year quarter primarily due to the addition of Meggitt backlog in the first nine months of fiscal 2023 as well as orders exceeding shipments in the North American businesses. This increase was partially offset by shipments exceeding orders in the International businesses. Excluding the addition of Meggitt backlog, the Asia Pacific region, Europe and Latin America accounted for approximately 70 percent, 20 percent and 10 percent of the change within the International businesses, respectively.
As of March 31, 2023, Diversified Industrial Segment backlog increased compared to the June 30, 2022 amount of $4.5 billion due to the addition of Meggitt backlog during the first nine months of fiscal 2023, partially offset by shipments exceeding orders in both the North American and International businesses. Within the International businesses, the decrease was primarily due to shipments exceeding orders in the Asia Pacific region and Latin America, partially offset by orders exceeding shipments in Europe.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Aerospace Systems Segment

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2023	2022	2023	2022
Net sales	$1,195	$632	$3,077	$1,843
Operating income	$134	$119	$235	$352
Operating margin	11.2%	18.8%	7.6%	19.1%
Backlog	$5,766	$3,315	$5,766	$3,315
Net Sales
Aerospace Systems Segment sales for the current-year quarter and first nine months of fiscal 2023 increased compared to the same prior-year periods primarily due to the addition of Meggitt sales of $494 million and $1,117 million during the current-year quarter and first nine months of fiscal 2023, respectively. Sales also increased compared to the same prior-year periods due to higher volume in the commercial original equipment manufacturers ("OEM") and aftermarket businesses, while volume in the military OEM and aftermarket businesses remained flat. The increase in sales was partially offset by divestitures during the current-year quarter and first nine months of fiscal 2023.
Operating Margin
Aerospace Systems Segment operating margin decreased during the current-year quarter and first nine months of fiscal 2023 primarily due to acquisition-related expenses, including higher estimated amortization and depreciation expense associated with the preliminary fair value estimates of intangible assets, plant and equipment, and inventory, as well as acquisition integration charges. Additionally, higher commercial OEM volume, an increase in contract loss reserves related to certain commercial OEM programs, challenges created by the disruption within the supply chain and labor markets and higher engineering development expenses also contributed to the lower operating margin. These factors were partially offset by higher commercial aftermarket volume and cost containment initiatives.

Business Realignment
Within the Aerospace Systems Segment, we incurred acquisition integration and business realignment charges of $26 million and $72 million in the current-year quarter and first nine months of fiscal 2023, respectively. We expect to incur approximately $8 million of additional business realignment and acquisition integration charges in the remainder of fiscal 2023. However, continually changing business conditions could impact the ultimate costs we incur.
During the prior-year quarter and first nine months of fiscal 2022, we also incurred $7 million of expense within the Aerospace Systems Segment as a result of our exit of business operations in Russia. These charges primarily consisted of write-downs of inventory and other working capital items.
Backlog
Aerospace Systems Segment backlog as of March 31, 2023 increased from both the prior-year quarter and June 30, 2022 amount of $3.3 billion primarily due to the addition of the Meggitt backlog in the first nine months of fiscal 2023.
Backlog also increased from the prior-year quarter and June 30, 2022 amount due to orders exceeding shipments within the commercial OEM and aftermarket businesses and the military OEM and aftermarket businesses.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Corporate general & administrative expenses

	Three Months Ended		Nine Months Ended
(dollars in millions)	March 31,		March 31,
Expense	2023	2022	2023	2022
Corporate general and administrative expense	$46	$57	$146	$149
Corporate general and administrative expense, as a percent of sales	0.9%	1.4%	1.0%	1.3%
Corporate general and administrative expenses decreased in both the current-year quarter and first nine months of fiscal 2023 primarily due to lower net expense from the Company's deferred compensation plan and related investments, partially offset by increases in professional service fees. An increase in incentive compensation and other discretionary spending partially offset the decrease in expense during the first nine months of fiscal 2023.
Other (income) expense, net (in Business Segments) included the following:

	Three Months Ended		Nine Months Ended
(dollars in millions)	March 31,		March 31,
Expense (income)	2023	2022	2023	2022
Foreign currency transaction (gain) loss	$(4)	$(9)	$55	$(27)
Stock-based compensation	9	9	69	55
Pensions	(21)	(4)	(48)	(12)
Acquisition-related expenses	1	13	112	84
Loss on deal-contingent forward contracts	—	247	390	396
Loss (gain) on disposal of assets and divestitures	12	1	(368)	(8)
Interest income	(7)	(1)	(39)	(4)
Russia liquidation	—	7	—	7
Other items, net	9	14	(4)	(2)
	$(1)	$277	$167	$489
Foreign currency transaction (gain) loss primarily relates to the impact of exchange rates on cash, forward contracts, certain cross currency swap contracts and intercompany transactions. During the first nine months of fiscal 2023, it also includes foreign currency transaction loss associated with completing the Acquisition.

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
Loss (gain) on disposal of assets and divestitures for the first nine months of fiscal 2023 includes a gain on the sale of the aircraft wheel and brake business within the Aerospace Systems Segment of approximately $374 million. Refer to Note 4 to the Consolidated Financial Statements for further discussion.
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

Cash Flows
A summary of cash flows follows:

	Nine Months Ended
	March 31,
(dollars in millions)	2023	2022
Cash provided by (used in):
Operating activities	$1,795	$1,548
Investing activities	(8,085)	(126)
Financing activities	185	799
Effect of exchange rates	(8)	1
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,113)	$2,222

Cash flows from operating activities for the first nine months of fiscal 2023 were $1,795 million compared to $1,548 million for the first nine months of fiscal 2022. This increase of $246 million was primarily related to an increase in cash provided by accounts receivable, inventories and accounts payable, trade. We continue to focus on managing inventory and other working capital requirements. Cash flows from operating activities for the first nine months of fiscal 2023 were negatively impacted by acquisition transaction expenses.
•Days sales outstanding relating to trade accounts receivable was 52 days at March 31, 2023, 51 days at June 30, 2022 and 53 days at March 31, 2022.
•Days supply of inventory on hand was 90 days at March 31, 2023, 77 days at June 30, 2022 and 81 days at March 31, 2022.
Cash flows from investing activities for the first nine months of fiscal 2023 and 2022 were impacted by the following factors:
•Payment for the Acquisition, net of cash acquired, of $7.1 billion in fiscal 2023.
•Payments to settle the deal-contingent forward contracts of $1.4 billion in fiscal 2023.
•Net proceeds from the sale of the aircraft wheel and brake business of approximately $443 million in fiscal 2023.
•Cash collateral received of $250 million in fiscal 2023 per the credit support annex attached to the deal-contingent forward contracts.

Cash flows from financing activities for the first nine months of fiscal 2023 and 2022 were impacted by the following factors:
•Proceeds of $2 billion from borrowings under the term loan facility ("Term Loan Facility") in fiscal 2023. Subsequently in fiscal 2023, we made payments totaling $750 million towards the Term Loan Facility.
•Payments to retire $300 million aggregate principal amount of private placement notes assumed in the Acquisition in fiscal 2023.
•Payments related to maturity of $300 million aggregate principal amount of medium term notes in fiscal 2023.
•Repurchases of 0.5 million common shares for $150 million during fiscal 2023 compared to repurchases of 1.1 million common shares for $330 million during fiscal 2022.
•Net commercial paper borrowings of $258 million in fiscal 2023 compared to net commercial paper borrowings of $1,621 million in fiscal 2022.
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
Dividends
We declared a quarterly dividend of $1.33 per share on January 26, 2023, which was paid on March 3, 2023. Dividends have been paid for 291 consecutive quarters. Additionally, we declared a quarterly dividend of $1.48 per share on April 27, 2023, payable on June 2, 2023, increasing our annual dividend per share paid to shareholders for 67 consecutive fiscal years.
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
Liquidity
Cash, comprised of cash and cash equivalents and marketable securities and other investments, includes $500 million and $465 million held by the Company's foreign subsidiaries at March 31, 2023 and June 30, 2022, respectively. The Company does not permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested.
We are currently authorized to sell up to $3.0 billion of short-term commercial paper notes. As of March 31, 2023, $1.7 billion of commercial paper notes were outstanding, and the largest amount of commercial paper notes outstanding during the current-year quarter was $1.9 billion.
The Company has a line of credit totaling $3.0 billion through a multi-currency revolving credit agreement with a group of banks, of which $1.3 billion was available as of March 31, 2023. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the agreement. The credit agreement expires in September 2024; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which may result in changes to the current terms and conditions of the credit agreement. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement, nor would it accelerate the repayment of any outstanding borrowings.
We primarily utilize unsecured medium-term notes and senior notes to meet our financing needs and we expect to continue to borrow funds at reasonable rates over the long term. Refer to the Cash flows from financing activities section above and Notes 4 and 14 to the Consolidated Financial Statements for further discussion.
On May 4, 2023, the Company called $600 million aggregate principal amount of private placement notes assumed in the Acquisition and will redeem them at par plus accrued and unpaid interest in June 2023.

The Company’s credit agreement and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at March 31, 2023, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At March 31, 2023, the Company's debt to debt-shareholders' equity ratio was 0.58 to 1.0. We are in compliance and expect to remain in compliance with all covenants set forth in the credit agreement and indentures.
Our goal is to maintain an investment-grade credit profile. The rating agencies periodically update our credit ratings as events occur. At March 31, 2023, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	BBB+
Moody's Investors Services, Inc.	Baa1
Standard & Poor's	BBB+
Supply Chain Financing
We continue to identify opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers. We currently have supply chain financing ("SCF") programs with financial intermediaries, which provides certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. We are not a party to the agreements between the participating financial intermediaries and the suppliers in connection with the program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the programs. We do not reimburse suppliers for any costs they incur for participation in the programs and their participation is completely voluntary. Amounts due to our suppliers that elected to participate in the SCF programs are included in accounts payable on the Consolidated Balance Sheet. Accounts payable included approximately $86 million and $46 million payable to suppliers who have elected to participate in the SCF programs as of March 31, 2023 and June 30, 2022, respectively. The amounts settled through the SCF programs and paid to the participating financial intermediaries totaled $184 million during the first nine months of fiscal 2023. The increase in the amount outstanding in the programs from the June 30, 2022 balance is due to the addition of Meggitt's SCF program. We account for payments made under the programs in the same manner as our other accounts payable, which is a reduction to our cash flows from operations. We do not believe that changes in the availability of supply chain financing will have a significant impact on our liquidity.
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
During September 2022, the Company fully drew against the $2.0 billion Term Loan Facility, which will mature in its entirety in September 2025, to finance a portion of the Acquisition. During the nine months ended March 31, 2023, we made principal payments totaling $750 million related to the Term Loan Facility. Refer to Note 14 to the Consolidated Financial Statements for further discussion.
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
On April 11, 2022, the European Commission cleared the Acquisition, conditional on full compliance with commitments offered by Parker, including a commitment to divest its aircraft wheel and brake business within the Aerospace Systems Segment. In accordance with these commitments, we sold the aircraft wheel and brake business in September 2022 for proceeds of $443 million. Refer to Note 4 to the Consolidated Financial Statements for further discussion.

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

The Company makes these statements as of the date of the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and undertakes no obligation to update them unless otherwise required by law.

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
The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. Our objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting our exposure to changes in near-term interest rates. At March 31, 2023, our debt portfolio included $1.3 billion of variable rate debt, exclusive of commercial paper borrowings. A 100 basis point increase in near-term interest rates would increase annual interest expense on variable rate debt, including weighted-average commercial paper borrowings for the nine months ended March 31, 2023, by approximately $28.7 million.
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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective.
In response to the COVID-19 pandemic, some of our team members have been working remotely at times. While there were no material changes in our internal control over financial reporting during the quarter ended March 31, 2023, we are continually monitoring and assessing the changing business environment resulting from the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.
The Company acquired Meggitt on September 12, 2022. As a result of the Acquisition, management is in the process of integrating, evaluating and, where necessary, implementing changes in controls and procedures. Other than with respect to the Acquisition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Unregistered Sales of Equity Securities. Not applicable.
(b)Use of Proceeds. Not applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2023 through January 31, 2023	52,800	$305.90	52,800	8,000,138
February 1, 2023 through February 28, 2023	44,800	$344.91	44,800	7,955,338
March 1, 2023 through March 31, 2023	54,788	$335.72	54,788	7,900,550
Total:	152,388		152,388

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

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

3(a)	Amended and Restated Regulations, dated as of April 27, 2023 (Commission File No. 1-4982).*

10(a)	Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance Bonus Plan, as Amended and Restated, effective as of January 25, 2023.*
31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three and nine months ended March 31, 2023 and 2022, (ii) Consolidated Statement of Comprehensive Income for the three and nine months ended March 31, 2023 and 2022, (iii) Consolidated Balance Sheet at March 31, 2023 and June 30, 2022, (iv) Consolidated Statement of Cash Flows for the nine months ended March 31, 2023 and 2022, and (v) Notes to Consolidated Financial Statements for the nine months ended March 31, 2023.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Todd M. Leombruno
Todd M. Leombruno
Executive Vice President and Chief Financial Officer

Date:	May 5, 2023