Form 10-K
period 2023-06-30
PARKER HANNIFIN CORP
filed 2023-08-24
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2022: $37,131,474,472.
The number of Common Shares outstanding on July 31, 2023 was 128,431,401.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders, to be held on October 25, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PARKER-HANNIFIN CORPORATION
FORM 10-K
Fiscal Year Ended June 30, 2023
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
Our manufacturing, service, sales, distribution and administrative facilities are located in 39 states within the United States and in 43 other countries. We sell our products as original and replacement equipment through sales and distribution centers worldwide. We market our products through direct-sales employees, independent distributors, and sales representatives. We supply products to approximately 548,000 customers in virtually every significant manufacturing, transportation and processing industry.
We have two reporting segments: Diversified Industrial and Aerospace Systems. During 2023, our technologies and systems were used in the products of these two reporting segments. For 2023, the Company's net sales were $19.1 billion. Diversified Industrial Segment products accounted for 77 percent and Aerospace Systems Segment products accounted for 23 percent of those net sales.
Markets
Our technologies and systems are used across industries and in various applications. The approximately 548,000 customers who purchase Parker products are found in almost every significant manufacturing, transportation and processing industry. No single customer accounted for more than four percent of our total net sales for the year ended June 30, 2023.

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

Engineered Materials Group:	•Aerospace •Agriculture •Chemical processing •Construction •Defense •Information technology •Life sciences	•Microelectronics •Oil & gas •Power generation •Renewable energy •Telecommunications •Transportation •Truck & bus

Filtration Group:	•Aerospace & defense •Agriculture •Clean & Renewable Energy •Construction •Food & beverage •Heating, ventilation & air conditioning (HVAC) •Industrial plant & equipment	•Life sciences •Marine •Mining •Oil & gas •Power generation •Medium & Heavy Duty Truck •Water purification

Fluid Connectors Group:	•Aerial lift •Agriculture •Clean & Renewable Energy •Construction •Food & beverage •Forestry •Heating, ventilation, air conditioning & refrigeration (HVACR) •Industrial machinery •Life sciences	•Material handling •Microelectronics •Military •Mining •Oil & Gas, Chemical, Petrochemical •Refining •Renewable energy •Transportation

Motion Systems Group:	Mobile: •Agriculture •Construction •Marine •Material handling •Military •Transportation •Truck & bus •Turf	Industrial: •Distribution •General machinery •Machine Tool •Metal Forming •Mining •Oil & gas •Power generation •Semiconductor

Aerospace Systems Segment. Our Aerospace Systems Segment sells products primarily in the commercial and military aerospace markets to both OEMs and to end users for spares, maintenance, repair and overhaul. The major markets for products of the Aerospace Systems Segment are listed below:

•Aftermarket services •Business and general aviation •Commercial transport aircraft •Engines	•Helicopters •Military aircraft •Regional transport aircraft

Principal Products and Methods of Distribution
We offer hundreds of thousands of individual part numbers, and no single product contributed more than one percent to our total net sales for the year ended June 30, 2023. Listed below are some of our principal products.
Diversified Industrial Segment. Our Diversified Industrial Segment products consist of a broad range of motion-control and fluid systems and components, which are described below by group:

Engineered Materials Group: sealing, shielding, thermal products and systems, adhesives, coatings and noise vibration and harshness solutions, including:

•Active vibration control systems
•Bearings & dampers
•Coatings
•Composites
•Dynamic seals
•Elastomeric mounts & isolators
•Elastomeric o-rings
•Electromagnetic interference shielding
•Extrusion & fabricated seals
•Fabric reinforced seals
•Fuel cell sealing systems

•High-temperature metal seals
•Homogeneous & inserted elastomeric shapes
•Medical products fabrication & assembly
•Metal & plastic composite bonded seals
•Precision-cut seals
•Rubber-to-substrate adhesives
•Specialty chemicals
•Structural adhesives
•Thermal management
•Wireless sensing systems

Filtration Group: filters, systems and diagnostics solutions to ensure purity in critical process chemicals and to remove contaminants from fuel, air, oil, water and other liquids and gases, including:

•Aerospace filters & systems
•Air pollution control & dust collection systems & filters
•Compressed air & gas treatment solutions
•Engine fuel, oil, air & closed crankcase ventilation filtration systems
•Filtration & purification systems
•Fluid condition monitoring systems
•Gas turbine air inlet filters
•Heating, ventilation & air conditioning filters
•Hydrogen and alternative energy filters

•Hydraulic & lubrication filters & systems
•Industrial & analytical gas generators
•Membrane, fiber, & sintered metal filters
•Natural gas filters
•Process liquid, air & gas filters
•Sterile air filters
•Thermal Management
•Water purification filters & systems

Fluid Connectors Group: high quality fluid conveyance and flow control solutions that are critical to a wide range of applications involving fluid and gas handling, process control, and climate controls:

•Analytical instruments
•Ball & check valves
•Compressed natural gas dispensers
•Cryogenic valves
•Diagnostic and sensors
•Diesel exhaust treatment systems
•Elastomeric, thermoplastic, and industrial hose & couplings
•Electronic valves
•Filter driers
•Fluid system & control fittings, meters valves, regulators, & manifold valves
•Fluoropolymer chemical delivery fittings, valves, & pumps

•High pressure fittings, valves, & regulators
•High purity gas delivery fittings, valves, & regulators
•HVACR controls & monitoring
•Low pressure fittings & adapters
•Miniature valves and pumps
•Natural gas on-board fuel systems
•PTFE hose & tubing
•Pressure regulating valves
•Quick couplings
•Solenoid Valves
•Tube fittings & adapters
•Tubing & plastic fittings

Motion Systems Group: hydraulic, pneumatic, and electromechanical components and systems for builders and users of mobile and industrial machinery and equipment, including:

Hydraulic Actuation:
•Accumulators
•Coolers
•Cylinders
•Electrohydraulic actuators
•Helical actuators
•Rotary actuators
Hydraulic Pumps & Motors:
•Drive controlled pumps
•Electrohydraulic pumps ("ePumps")
•Fan drives
•Gerotor pumps & motors
•Integrated hydrostatic transmissions
•Piston pumps & motors
•Power take-offs ("PTO")
•Screw pumps
•Vane pumps & motors
Hydraulic and Electro Hydraulic Systems:
•Cartridge valves
•Industrial Hydraulic valves
•Mobile Hydraulic valves
•ePTO's

Pneumatics:
•Air preparation (FRL) & dryers
•Grippers
•IO link controllers
•Pneumatic cylinders
•Pneumatic valves
Electronics:
•Clusters
•Controllers & human machine interfaces ("HMI")
•Drives (AC/DC Servo)
•Electric actuators & positioners
•Electric motors & gearheads
•Electronic displays & HMI
•IoT
•Joysticks
•Sensors
•Software

Diversified Industrial Segment products include standard products, as well as custom products which are engineered and produced to OEM specifications for application to particular end products. Standard and custom products are also used in the replacement of original products. We market our Diversified Industrial Segment products primarily through field sales employees and independent distributors located throughout the world.
During 2023, the Company consolidated the Instrumentation Group with the Fluid Connectors Group. The consolidated group continues to service the major markets and offers the principal products provided by the former Instrumentation Group and Former Fluid Connectors Group. The combined group is designed to leverage the strength of Parker's fluid and gas handling, process control and climate control technologies into a single organization that can better address the emerging needs of customers across common end markets and applications. The realignment is expected to bring added growth opportunities and is a further step towards organizational simplification and alignment.

Aerospace Systems Segment. Our Aerospace Systems Segment products are used in commercial and military airframe and engine programs and include:

•Actuation systems & components
•Avionics
•Electric power components
•Engine build-up ducting
•Engine exhaust nozzles & assemblies
•Engine systems & components
•Fire detection and suppression systems and components
•Fluid conveyance systems & components

•Fluid metering, delivery & atomization devices
•Fuel systems & components
•Fuel tank inerting systems
•Hydraulic systems & components
•Lubrication components
•Pneumatic control components
•Sensors
•Thermal management
•Wheels, brakes and brake control systems

We market our Aerospace Systems Segment products through our regional sales organizations, which sell directly to OEMs and end users throughout the world.
Competition
Parker operates in highly competitive markets and industries. We offer our products over numerous, varied markets through our divisions operating in 44 countries. Our global scope means that we have hundreds of competitors across our various markets and product offerings. Our competitors include U.S. and non-U.S. companies. These competitors and the degree of competition vary widely by product lines, end markets, geographic scope and/or geographic locations. Although each of our segments has numerous competitors, given our market and product breadth, no single competitor competes with the Company with respect to all the products we manufacture and sell.
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
In the Aerospace Systems Segment, we have developed relationships with key customers based on our advanced technological and engineering capabilities, performance in quality, delivery, service, and price competitiveness. This has enabled us to obtain significant original equipment business on new aircraft programs for our systems and components, as well as the follow-on repair and replacement business for these programs. Further, the Aerospace Systems Segment utilizes design and manufacturing techniques as well as best cost region and supply chain management strategies to reduce cost. Although we believe that we are one of the market leaders in most of the major markets for our most significant Aerospace Systems Segment products, primary global competitors for these products include Eaton Corporation plc, Honeywell International, Inc., Moog Inc., Triumph Group, Inc., Senior plc, Crane Co., Raytheon Collins Aerospace, Woodward, Inc. and Safran S.A.
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

Patents, Trademarks, Trade Names, Copyrights, Trade Secrets, Licenses
We own a number of patents, trademarks, trade names, copyrights, trade secrets and licenses related to our products. We also have exclusive and non-exclusive rights to use patents, trademarks, trade names, copyrights and trade secrets owned by others. In addition, patent and trademark applications are pending, although there can be no assurance that further patents and trademarks will be issued. We do not depend on any single patent, trademark, copyright, trade secret or license or group of patents, trademarks, copyrights, trade secrets or licenses to any material extent.
Backlog and Seasonal Nature of Business
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. Our backlog by business segment for the past two years is included in Part II, Item 7 of this Annual Report on Form 10-K and is incorporated herein by reference. Our backlog was $11.0 billion at June 30, 2023 and $7.9 billion at June 30, 2022. Approximately 79 percent of our backlog at June 30, 2023 is scheduled for delivery in the succeeding twelve months. Because of the breadth and global scope of our business, our overall business is generally not seasonal in nature.
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
As of June 30, 2023, Parker was involved in environmental remediation and litigation at various U.S. and non-U.S. manufacturing facilities presently or formerly operated by us and as a "potentially responsible party," along with other companies, at off-site waste disposal facilities and regional sites.
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
Government Regulation
In addition to the environmental regulations discussed above, we are subject to various federal, state, local, and foreign government regulations relating to the development, manufacture, marketing, sale and distribution of our products and services in the countries where we conduct business. Compliance with these laws and regulations often requires the dedication of time and effort of our team members, as well as financial resources. Additional information about the impact of government regulations on our business is included in “Item 1A. Risk Factors.”
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

Acquisitions
The Company completed the acquisition (the "Acquisition") of Meggitt plc ("Meggitt") in 2023. The Acquisition is discussed in Note 3 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Human Capital Management

At Parker, we align employment levels with the global needs of our business and our customers. As of June 30, 2023, we employed approximately 62,730 persons that we refer to as “team members,” of whom approximately 30,940 were employed by foreign subsidiaries.

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

Safety
The safety and well-being of Parker team members is our highest priority. Our safety goal is simple: to achieve an incident-free workplace. Over the last five years, we have reduced our Recordable Incident Rate by 45% and our Lost Time Incident Rate by 33% from fiscal year 2019 through fiscal year 2023. In fiscal year 2023, the recordable incident rate per 100 team members was 0.31, compared to a recordable incident rate of 0.39 in fiscal year 2022. Our Lost Time Incident Rate in fiscal year 2023 was 0.12, compared to 0.15 per 100 team members in fiscal year 2022 (rates exclude Meggitt acquisition).

Building on the great progress we have made, in 2021 we established long-term safety goals. We intend to reach our goal of zero recordable incidents by 2030 through our continued focus on team member engagement and accountability, coupled with a strong framework of systems and procedures.

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

Parker activates engagement through our HPTs, which apply the expertise and perspective of team members who are closest to the product and customer to drive improvement throughout the company. Approximately 93% of our people participate in these teams, and more than 7,116 HPTs have already been established worldwide. We closely track our progress toward support of a high performing work environment through our Global Engagement Survey. Our last completed survey, in fiscal year 2022, achieved a 91% response rate with an overall engagement score of 73%, a score which exceeded our key benchmarking data by 2%.

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
In 2015, we launched Peer W, our first BRG focused on supporting the recruitment, development and retention of women at Parker. Peer W has grown into a well-developed global network of over 30 chapters and established a Mentoring Circles program in 2020. In 2021, we introduced and launched two additional BRGs which are the Nia Network, supporting the attraction, development and retention of Black team members, and Parker Next, dedicated to our team members’ professional growth and personal development.

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
Our business is sensitive to global macro-economic conditions. Macroeconomic downturns may have an adverse effect on our business, results of operations and financial condition, as well as our distributors, customers and suppliers, and on activity in many of the industries and markets we serve. Among the economic factors which may have such an effect are manufacturing and other end-market activity, currency exchange rates, air travel trends, difficulties entering new markets, tariffs and governmental trade and monetary policies, global pandemics, and general economic conditions such as inflation, deflation, interest rates and credit availability. These factors may, among other things, negatively impact our level of purchases, capital expenditures, and creditworthiness, as well as our distributors, customers and suppliers, and, therefore, the Company’s revenues, operating profits, margins, and order rates.
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
Our net sales derived from customers outside the United States were approximately 37 percent in 2023, 39 percent in 2022 and 40 percent in 2021. In addition, many of our manufacturing operations and suppliers are located outside the United States. The Company expects net sales from non-U.S. markets to continue to represent a significant portion of its total net sales. Our non-U.S. operations are subject to risks in addition to those facing our domestic operations, including:
•fluctuations in currency exchange rates and/or changes in monetary policy;
•limitations on ownership and on repatriation of earnings;
•transportation delays and other supply chain disruptions;
•political, social and economic instability and disruptions, including armed conflicts such as the current conflict between Russia and Ukraine;
•government embargoes, sanctions or trade restrictions;
•the imposition of duties and tariffs and other trade barriers;
•import and export controls;
•labor unrest and current and changing regulatory environments;
•public health crises, including pandemics;
•the potential for nationalization of enterprises;
•difficulties in staffing and managing multi-national operations;
•limitations on our ability to enforce legal rights and remedies;
•potentially adverse tax consequences; and
•difficulties in implementing restructuring actions on a timely basis.

For example, the global nature of our business and our operations exposes us to political, economic, and other conditions in foreign countries and regions, including geopolitical risks such as the current conflict between Russia and Ukraine. The broader consequences of this conflict, which may include further sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory action by the Russian government against companies, including possible nationalization of foreign businesses in Russia; increased tensions between the United States and countries in which we operate; and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted. To the extent the current conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening many other risks, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation, particularly with regard to raw material, transportation and labor price fluctuations; disruptions to our information technology environment, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and our exposure to foreign currency exchange rate changes.
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
Unexpected events may increase our cost of doing business or disrupt our operations.
The occurrence of one or more unexpected events, including war, acts of terrorism or violence, civil unrest, fires, tornadoes, hurricanes, earthquakes, floods and other forms of severe weather in the United States or in other countries in which we operate or in which our suppliers are located could adversely affect our operations and financial performance. Natural disasters, pandemics, such as the COVID-19 pandemic, equipment failures, power outages or other unexpected events could result in physical damage to and complete or partial closure of one or more of our manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of component products from some local and international suppliers, and disruption and delay in the transport of our products to dealers, end-users and distribution centers. Existing insurance coverage may not provide protection for all of the costs that may arise from such events.
For example, during the COVID-19 pandemic we experienced mandatory and voluntary facility closures in certain jurisdictions in which we operate. Furthermore, several of our customers temporarily suspended their operations and we experienced less demand for our products. Facility closures or other restrictions, as well as supply chain disruptions, did negatively impact and could in the future materially adversely affect our ability to adequately staff, supply or otherwise maintain our operations. The impact of unexpected events such as the COVID-19 pandemic are difficult to predict, but could have a material adverse effect on our business, results of operations or financial condition.
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
•declines in the general level of industrial production;
•weakness in the end-markets we serve;
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

We may be required to make material expenditures in order to comply with environmental laws and regulations, to address the effects of climate change and to respond to customer needs and investor expectations regarding climate-related goals, each of which may negatively impact our business.
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
Further, climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our operations. Extreme weather events linked to climate change, including hurricanes, flooding, wildfires, high heat and water scarcity, among others, create physical risks to our operating locations and supply chains. Although we are working towards and intend to meet our goal of making our own operations carbon neutral by 2040, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which any of our climate-related goals will be achieved, if at all, including on the timeline expected by customers or investors, or that any future investments we make in furtherance of achieving our goals will meet customer expectations and needs, investor expectations or market standards regarding sustainability, including reducing greenhouse gas emissions. Any failure, or perceived failure, by us to achieve our climate-related goals, further our initiatives, adhere to our public statements, comply with federal, state or international climate-related laws and regulations or meet evolving and varied customer and investor expectations and standards could result in legal and regulatory proceedings against us or could cause our customers to find other suppliers, each of which could adversely affect our reputation, the market price of our common shares, our results of operations, our financial condition or our cash flows.
We operate in challenging markets for talent and may fail to attract, develop and retain key personnel.
We depend on the skills, institutional knowledge, working relationships, and continued services and contributions of key personnel, including our leadership team and others at all levels of the company, as a critical part of our human capital resources. In addition, our ability to achieve our operating and strategic goals depends on our ability to identify, hire, train and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel in a highly competitive labor market, and we may lose key personnel or fail to attract other talented personnel or otherwise identify and retain suitable replacements. Any such loss or failure could have material adverse effects on our results of operations, financial condition and cash flows.

Strategic Transactions Risks

We are subject to risks relating to acquisitions and joint ventures, and risks relating to the integration of acquired companies, including risks related to the integration of Meggitt plc ("Meggitt").
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

In addition, we may not be able to integrate successfully any businesses that we purchase into our existing business and it is possible that any acquired businesses or joint ventures may not be profitable. For example, we have devoted significant management attention and resources to integrating the business and operations of Meggitt. We may encounter, or have encountered, the following difficulties during the integration process:
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
Our results may be adversely affected if expanded operations from acquisitions are not effectively managed.
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
We are subject to income taxes in the U.S. and various non-U.S. jurisdictions. Our domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. Our future financial condition and cash flow could be adversely affected by changes in effective tax rate as a result of changes in tax laws and judicial or regulatory interpretation thereof, the mix of earnings in countries with differing statutory tax rates, changes in overall profitability, changes in U.S. generally accepted accounting principles ("GAAP"), or changes in the valuation of deferred tax assets. In addition, the amount of income taxes paid by the Company is subject to ongoing audits by non-U.S. and U.S. federal, state and local tax authorities. If these audits result in assessments different from estimated amounts, future financial results may include unfavorable adjustments to the Company’s tax liabilities, which could have a material adverse effect on the Company’s financial condition and cash flow.
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
We have goodwill recorded on our balance sheet. Goodwill is not amortized, but is tested for impairment annually as of December 31, in the third quarter or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill is impaired include a decline in our stock price and market capitalization, lower than projected operating results and cash flows, and slower growth rates in our industry. Declines in our stock price, lower operating results and any decline in industry conditions in the future could increase the risk of impairment. Impairment testing incorporates our estimates of future operating results and cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates, and our judgment regarding the applicable discount rates used on estimated operating results and cash flows. If we determine at a future time that impairment exists, it may result in a significant non-cash charge to earnings and lower stockholders’ equity.
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
ITEM 1B. Unresolved Staff Comments. None.

ITEM 1C. Information about our Executive Officers.
Our executive officers as of August 15, 2023, were as follows:

Name	Position	Officer Since(1)	Age as of 8/15/23
Jennifer A. Parmentier	Chief Executive Officer and Director	2015	56
Thomas L. Williams	Executive Chairman of the Board and Director	2005	64
Todd M. Leombruno	Executive Vice President and Chief Financial Officer	2017	53
Lee C. Banks	Vice Chairman and President and Director	2001	60
Andrew D. Ross	Chief Operating Officer	2012	56
Mark J. Hart	Executive Vice President – Human Resources & External Affairs	2016	58
Rachid Bendali	Vice President and President – Engineered Materials Group	2022	46
William R. "Skip" Bowman	Vice President and President – Fluid Connectors Group	2016	65
Berend Bracht	Vice President and President – Motion Systems Group	2021	57
Mark T. Czaja	Vice President – Chief Technology and Innovation Officer	2021	61
Angela R. Ives	Vice President and Controller	2021	50
Thomas C. Gentile	Vice President – Global Supply Chain	2017	51
Joseph R. Leonti	Vice President, General Counsel and Secretary	2014	51
Robert W. Malone	Vice President and President – Filtration Group	2014	59
Dinu J. Parel	Vice President – Chief Digital and Information Officer	2018	42
Roger S. Sherrard	Vice President and President – Aerospace Group	2003	57
(1)Executive officers are elected by the Board of Directors to serve for a term of one year or until their respective successors are elected, except in the case of death, resignation or removal. Messrs. Banks, Bowman, Gentile, Hart, Leonti, Malone, and Sherrard have served in the executive capacities indicated above during each of the past five years.
Ms. Parmentier has been Chief Executive Officer since January 1, 2023. She was previously Chief Operating Officer since August 2021. She was Vice President and President of the Motion Systems Group from February 2019 to August 2021. She was Vice President and President of the Engineered Materials Group from September 2015 to February 2019. She was General Manager of the Hose Products Division from May 2014 to September 2015; and General Manager of the Sporlan Division from May 2012 to May 2014. She is also a Director of Nordson Corporation.
Mr. Williams has been a Director since January 2015 and has been Executive Chairman of the Board since January 1, 2023. He was previously Chief Executive Officer from February 2015 to January 1, 2023; and Chairman of the Board since January 2016. He was an Executive Vice President from August 2008 to February 2015 and an Operating Officer from November 2006 to February 2015. He is also a Director of The Goodyear Tire & Rubber Company and The Sherwin-Williams Company.
Mr. Leombruno has been Executive Vice President and Chief Financial Officer since January 2021. He was Vice President and Controller from July 2017 to January 2021. He was Vice President and Controller – Engineered Materials Group from January 2015 to June 2017; and Director of Investor Relations from June 2012 to December 2014.
Mr. Banks has been a Director since January 2015 and Vice Chairman and President since August 2021. He was President and Chief Operating Officer from February 2015 to August 2021. He was an Executive Vice President from August 2008 to February 2015 and an Operating Officer from November 2006 to February 2015. He is also a Director of Wabtec Corporation.
Mr. Ross has been Chief Operating Officer since January 1, 2023. He was previously Vice President and President - Fluid Connectors Group since September 2015. He was Vice President and President of the Engineered Materials Group from July 2012 to September 2015.
Mr. Hart has been Executive Vice President - Human Resources & External Affairs since January 2016. He was Vice President - Total Rewards from August 2013 to January 2016.

Mr. Bendali has been Vice President and President of the Engineered Materials Group since August 2022. He joined the Company as part of the LORD Corporation ("Lord") acquisition in October 2019, when he was named General Manager of the Noise, Vibration and Harshness Division. In September 2021, he was named Vice President of Operations for the Engineered Materials Group with responsibility for multiple divisions. Prior to joining Parker, in 2015 he became leader of Lord's global Aerospace and Defense commercial function based in Cary, North Carolina and was later named Vice President with responsibility for Aerospace and Defense sales, marketing and programs. Lord was a diversified technology and manufacturing company developing highly reliable adhesives and coatings as well as vibration and motion control technologies.
Mr. Bowman has been Vice President and President - Fluid Connectors Group since January 2023. He was previously Vice President and President - Instrumentation Group from September 2016 to December 2022. He was Vice President, Operations - Filtration Group from March 2015 to August 2016; and Vice President, Operations - Fluid Connectors Group from November 2007 to February 2015.
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
Mr. Parel has been Vice President – Chief Digital and Information Officer since October 2020. He was Vice President and Chief Information Officer from October 2018 to October 2020. He was Vice President and Chief Information Officer at Dover Corporation from May 2016 through October 2018. Dover is a diversified global manufacturer that delivers equipment and components, consumable supplies, aftermarket parts, software and digital solutions and support services.
Mr. Sherrard has been Vice President and President of the Aerospace Group since July 2012. He was President of the Automation Group from March 2005 to July 2012. Prior to that he was President of the Instrumentation Group and has been a Corporate Vice President since November 2003.
ITEM 2. Properties. Our corporate headquarters is located in Cleveland, Ohio, and, at June 30, 2023, the Company maintained approximately 335 manufacturing plants. We also maintain various sales and administrative offices and distribution centers throughout the world. None of these manufacturing plants, administrative offices or distribution centers are individually material to our operations. The facilities are situated in 39 states within the United States and in 43 other countries. We own the majority of our manufacturing plants, and our leased properties consist of manufacturing plants, sales and administrative offices and distribution centers.
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
ITEM 4. Mine Safety Disclosures. Not applicable.
PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)Market for the Registrant’s Common Equity. The Company’s common stock is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "PH". As of July 31, 2023, the number of shareholders of record of the Company was 3,114.
(b)Use of Proceeds. Not Applicable.
(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 through April 30, 2023	47,200	$322.04	47,200	7,853,350
May 1, 2023 through May 31, 2023	53,900	$328.15	53,900	7,799,450
June 1, 2023 through June 30, 2023	47,887	$357.28	47,887	7,751,563
Total	148,987		148,987
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
•the impact of political, social and economic instability and disruptions, including public health crises such as the COVID-19 pandemic;
•ability to identify acceptable strategic acquisition targets; uncertainties surrounding timing, successful completion or integration of acquisitions and similar transactions, including the integration of Meggitt; and our ability to effectively manage expanded operations from acquisitions;
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
•potential labor disruptions or shortages and the ability to attract and retain key personnel;
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

The Company makes these statements as of the date of the filing of its Annual Report on Form 10-K for the year ended June 30, 2023, and undertakes no obligation to update them unless otherwise required by law.

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

The Win Strategy 3.0 is Parker's business system which defines the goals and initiatives that create responsible, sustainable growth and enable Parker's long-term success. It works with our purpose, which is a foundational element of The Win Strategy, to engage team members and create responsible and sustainable growth. Our shared values shape our culture and our interactions with stakeholders and the communities in which we operate and live.

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
•enabling a sustainable future by providing innovative clean technology solutions that offer a positive, global environmental impact and operating responsibly by reducing our energy use and emissions;
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

The continuing residual effects of the Russia-Ukraine war and the COVID-19 pandemic, including the inflationary cost environment as well as disruption within the global supply chain and labor markets, have impacted our business. We continue to manage the challenging supply chain environment through our "local for local" manufacturing strategy, ongoing supplier management process, and broadened supply base. We continue to manage the impact of the inflationary cost environment through a variety of cost and pricing measures, including continuous improvement and lean initiatives. Additionally, we strategically manage our workforce and discretionary spending. At the same time, we are appropriately addressing the ongoing needs of our business so that we continue to serve our customers.

Over the long-term, the extent to which our business and results of operations will be impacted by economic and political uncertainty depends on future developments that remain uncertain. We will continue to monitor the environment and manage our business with the goal to minimize the impact on operations and financial results.

As previously announced, on March 14, 2022, we detected that an unauthorized party gained access to our systems. After securing our network and concluding our investigation, we found that the data exfiltrated during the incident included personal information of our team members. We have notified individuals whose personal information was involved and offered them credit monitoring services. We have also provided notification regarding the incident to the appropriate regulatory authorities. A consolidated class action lawsuit has been filed in the United States District Court for the Northern District of Ohio against the Company over the incident. The parties have reached a settlement in principle in the lawsuit, which the district court preliminarily approved on March 14, 2023, and finally approved on August 2, 2023. Based on our ongoing assessments, the incident has not had a significant financial or operational impact and has not had a material impact on our business, operations or financial results.
The discussion below is structured to separately discuss the Consolidated Statement of Income, Business Segments, and Liquidity and Capital Resources. The term "year" and references to specific years refer to the applicable fiscal year.
CONSOLIDATED STATEMENT OF INCOME

The Consolidated Statement of Income summarizes the Company's operating performance. The discussion below compares the operating performance in 2023, 2022, and 2021.

(dollars in millions)	2023	2022*	2021*
Net sales	$19,065	$15,862	$14,348
Gross profit margin	33.7%	33.5%	33.1%
Selling, general and administrative expenses	$3,354	$2,504	$2,383
Selling, general and administrative expenses, as a percent of sales	17.6%	15.8%	16.6%
Interest expense	$574	$255	$250
Other expense (income), net	184	945	(28)
Gain on disposal of assets	(363)	(7)	(109)
Effective tax rate	22.2%	18.5%	22.3%
Net income attributable to common shareholders	$2,083	$1,316	$1,746
*Years ended June 30, 2022 and 2021 amounts have been reclassified to reflect the income statement reclassification, as described in Note 1 to the Consolidated Financial Statements.
Net sales in 2023 increased from the 2022 amount due to higher volume in both the Diversified Industrial and Aerospace Systems Segments. The Acquisition completed within the last 12 months increased sales by approximately $2.1 billion during the current year. The effect of currency rate changes decreased net sales in 2023 by approximately $470 million, substantially all of which is attributable to the Diversified Industrial International businesses. Divestitures completed within the last 12 months decreased sales by approximately $69 million in 2023.
Net sales in 2022 increased from the 2021 amount due to higher volume in both the Diversified Industrial and Aerospace Systems Segments. The effect of currency rate changes decreased net sales in 2022 by approximately $255 million, substantially all of which is attributable to the Diversified Industrial International businesses.
Gross profit margin (calculated as net sales less cost of sales, divided by net sales) increased slightly in 2023 primarily due to higher margins in both the Aerospace Systems and Diversified Industrial Segments. The increase in gross profit margin is primarily due to higher sales volume and benefits from continuous improvement initiatives, as well as price increases. The increase was partially offset by the step-up in inventory to fair value of $110 million, related to the Acquisition, within the Aerospace Systems Segment. Additionally, increased freight, material and labor costs resulting from the ongoing inflationary environment and disruption within the global supply chain and labor markets impacted margin. Cost of sales also included business realignment and acquisition integration charges of $29 million in 2023 compared to $5 million in 2022.
Gross profit margin increased in 2022 primarily due to higher margins in both the Aerospace and Diversified Industrial Segments. The increase in gross profit margin is primarily due to higher sales volume and benefits from continuous improvement initiatives, as well as price increases, partially offset by increased freight, material and labor costs resulting from ongoing inflationary environment and disruption within the global supply chain and labor markets. Cost of sales also included business realignment and acquisition integration charges of $5 million in 2022 compared to $27 million in 2021.

Selling, general and administrative expenses ("SG&A") increased in 2023 primarily due to higher amortization expense, research and development expense, information technology charges, as well as increased general and administrative charges associated with the Acquisition. Additionally, acquisition-related transaction costs for the year totaled $115 million. SG&A also included business realignment and acquisition integration charges of $94 million and $14 million in 2023 and 2022, respectively.
SG&A increased in 2022 primarily due to acquisition-related transaction costs of $44 million as well as higher net expense from the Company's deferred compensation plan and related investments and higher professional fees and related expenses. SG&A also included business realignment and acquisition integration charges of $14 million and $31 million in 2022 and 2021, respectively.
Interest expense in 2023 increased compared to 2022 primarily due to higher average interest rates and higher average debt outstanding. Interest expense in 2022 increased compared to 2021 primarily due to higher average debt outstanding, partially offset by lower average interest rates.
Other expense (income), net included the following:

(dollars in millions)	2023	2022*	2021*
Expense (income)
Foreign currency transaction loss (gain)	$46	$(40)	$(11)
Income related to equity method investments	(124)	(76)	(41)
Non-service components of retirement benefit cost	(67)	4	49
Interest income	(46)	(10)	(7)
Acquisition-related financing fees	—	52	—
Loss on deal-contingent forward contracts	390	1,015	—
Russia liquidation	—	8	—
Other items, net	(15)	(8)	(18)
	$184	$945	$(28)

*Years ended June 30, 2022 and 2021 amounts have been reclassified to reflect the income statement reclassification, as described in Note 1 to the Consolidated Financial Statements.
Foreign currency transaction loss (gain) primarily relates to the impact of exchange rates on cash, forward contracts, certain cross-currency swap contracts and intercompany transactions. During 2023, it also includes foreign currency transaction loss associated with completing the Acquisition.
Acquisition-related financing fees in 2022 relate to the bridge credit agreement (the "Bridge Credit Agreement") fees associated with the Acquisition. Refer to Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
Loss on deal-contingent forward contracts in 2023 and 2022 includes a loss on the deal-contingent forward contracts related to the Acquisition. Refer to Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
Gain on disposal of assets in 2023 includes a gain on the sale of the aircraft wheel and brake business within the Aerospace Systems Segment of $374 million. Refer to Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion. In 2021 it primarily consists of a gain of $101 million on the sale of land.
Effective tax rate in 2023 was higher than 2022, primarily due to an overall decrease in discrete tax benefits along with a reduction in the benefit from the foreign derived intangible income deduction. Effective tax rate in 2022 was lower than 2021 primarily due to an overall increase in discrete tax benefits.

BUSINESS SEGMENT INFORMATION
The Business Segment information presents sales and operating income on a basis that is consistent with the manner in which the Company's various businesses are managed for internal review and decision-making.
Diversified Industrial Segment

(dollars in millions)	2023	2022	2021
Net Sales
North America	$8,916	$7,703	$6,676
International	5,789	5,639	5,284
Operating income
North America	1,853	1,515	1,247
International	$1,218	$1,178	$988
Operating income as a percent of sales
North America	20.8%	19.7%	18.7%
International	21.0%	20.9%	18.7%
Backlog	$4,786	$4,510	$3,239

The Diversified Industrial Segment operations experienced the following percentage changes in net sales:

	2023	2022
Diversified Industrial North America – as reported	15.7%	15.4%
Acquisitions	4.0%	—%
Currency	—%	0.1%
Diversified Industrial North America – without acquisitions and currency[1]	11.7%	15.3%

Diversified Industrial International – as reported	2.7%	6.7%
Acquisitions	2.3%	—%
Currency	(8.3)%	(4.9)%
Diversified Industrial International – without acquisitions and currency[1]	8.7%	11.6%

Total Diversified Industrial Segment – as reported	10.2%	11.6%
Acquisitions	3.3%	—%
Currency	(3.5)%	(2.0)%
Total Diversified Industrial Segment – without acquisitions and currency[1]	10.4%	13.6%
1The above presentation reconciles the percentage changes in net sales of the Diversified Industrial Segment reported in accordance with U.S. generally accepted accounting principles ("GAAP") to percentage changes in net sales adjusted to remove the effects of the Acquisition made within the last 12 months as well as currency exchange rates (a non-GAAP measure). The effects of the Acquisition and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.
Net Sales
Diversified Industrial North America - Sales in 2023 for the Diversified Industrial North American businesses increased 15.7 percent from 2022. The effect of the Acquisition increased sales by approximately $311 million. Currency exchange rates did not materially impact sales during the year. Excluding the effects of the Acquisition and changes in the currency exchange rates, sales in 2023 for the Diversified Industrial North American businesses increased 11.7 percent from prior-year levels reflecting higher demand from distributors and end users across most markets, including, the cars and light trucks, farm and agriculture, construction equipment, heavy-duty truck, oil and gas, lawn and turf, metal fabrication, industrial machinery, semiconductor, and material handling markets, partially offset by lower end user demand in the life sciences market.
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
Diversified Industrial International - Sales in the Diversified Industrial International businesses increased 2.7 percent in 2023. The effect of the Acquisition increased sales by approximately $128 million. Currency exchange rates decreased sales by approximately $465 million, reflecting the strengthening of the U.S. dollar primarily against currencies in the Eurozone countries, China and Japan. Excluding the effects of the Acquisition and changes in the currency exchange rates, sales in 2023 for the Diversified Industrial International businesses increased 8.7 percent from 2022 levels. During 2023, Europe, the Asia Pacific region, and Latin America accounted for approximately 75 percent, 10 percent, and 15 percent, respectively, of the increase in sales.
Within Europe, the increase in sales was primarily due to higher demand from distributors and end users in the construction equipment, cars and light trucks, heavy-duty truck, oil and gas, industrial machinery, material handling, metal fabrication, farm and agriculture, and semiconductor markets, partially offset by a decrease in end-user demand in the power generation market.
Within the Asia Pacific region, the increase in sales was primarily due to higher demand from distributors and end users in the construction equipment, cars and light trucks, marine, heavy-duty truck, telecommunications, engines, and mining markets, partially offset by a decrease in end-user demand in the life sciences, refrigeration, and semiconductor markets.
Within Latin America, the increase in sales was primarily due to higher demand from distributors and end users in the cars and light trucks, oil and gas, farm and agriculture, railroad, and metal fabrication markets, partially offset by a decrease in end-user demand in the construction equipment and industrial machinery markets.
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
Operating Margin
Diversified Industrial North America - Operating margins in 2023 increased from 2022 primarily due to benefits from higher sales volume, continuous improvement initiatives and price increases, partially offset by higher material and operating costs resulting from the inflationary environment, as well as unfavorable product mix.
Diversified Industrial International - Operating margins in 2023 increased from 2022 primarily due to benefits from continuous improvement initiatives and price increases, partially offset by higher material and operating costs resulting from the inflationary environment, as well as unfavorable product mix.
Operating margins in 2022 increased from 2021 in both the North American and International businesses primarily due to higher sales volume and benefits from continuous improvement initiatives, as well as price increases. These increases were partially offset by increased operating costs, including higher freight, material, and labor costs resulting from the ongoing disruption within the current supply chain environment and labor market. In addition, within the International businesses, operating margin in 2022 benefited from savings related to prior-year restructuring actions.

Business Realignment
The following business realignment and acquisition integration charges are included in Diversified Industrial North America and Diversified Industrial International operating income:

(dollars in millions)	2023	2022	2021
Diversified Industrial North America	$9	$4	$14
Diversified Industrial International	23	14	36

Business realignment charges include severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. Acquisition integration charges in the current year relate to the acquisition of Meggitt, and charges in both 2022 and 2021 relate to the 2020 acquisition of Lord. During 2021, business realignment charges primarily consisted of actions taken to address the impact of the COVID-19 pandemic on our business. Business realignment and acquisition integration charges within the Diversified Industrial International businesses were primarily incurred in Europe.

During 2022, we also incurred $6 million of expense within the Diversified Industrial International businesses as a result of our exit of business operations in Russia. These charges primarily consist of write-downs of inventory and other working capital items.
We anticipate that cost savings realized from the workforce reduction measures taken during 2023 will increase operating income in 2024 by approximately one percent in the Diversified Industrial International businesses and will not materially impact operating income in the Diversified Industrial North American businesses. We expect to continue to take actions necessary to structure appropriately the operations of the Diversified Industrial Segment. These actions are expected to result in approximately $78 million in business realignment and acquisition integration charges in 2024. However, continually changing business conditions could impact the ultimate costs we incur.
Backlog
The increase in Diversified Industrial Segment backlog in 2023 was primarily due to the addition of Meggitt backlog, partially offset by shipments exceeding orders in both the North American and International businesses. Excluding the addition of Meggitt backlog, North American and International businesses accounted for approximately 60 percent and 40 percent of the change, respectively. Within the International business, the Asia Pacific region, Europe and Latin America accounted for approximately 80 percent, 15 percent, and five percent of the change, respectively.
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
Aerospace Systems Segment

(dollars in millions)	2023	2022	2021
Sales	$4,360	$2,520	$2,388
Operating income	562	501	403
Operating income as a percent of sales	12.9%	19.9%	16.9%
Backlog	$6,201	$3,340	$3,264

Sales
Aerospace Systems Segment sales in 2023 increased compared to prior-year primarily due to the addition of Meggitt sales of $1.6 billion. Sales also increased compared to 2022 due to higher volume in the commercial OEM and aftermarket businesses, partially offset by lower military OEM and aftermarket volume. The increase in sales was partially offset by divestitures during 2023.

Sales in 2022 were higher than the 2021 level primarily due to higher commercial aftermarket and OEM volume, partially offset by lower military OEM and aftermarket volume.
Operating Margin
Aerospace Systems Segment operating margin decreased in 2023 primarily due to acquisition-related expenses, including higher estimated amortization and depreciation expense associated with the preliminary fair value estimates of intangible assets, plant and equipment, and inventory, as well as acquisition integration charges. Additionally, higher commercial OEM volume, an increase in contract loss reserves related to certain commercial OEM programs, challenges created by the disruption within the supply chain and labor markets and higher engineering development expenses also contributed to the lower operating margin. These factors were partially offset by higher commercial aftermarket volume and cost containment initiatives.
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
Business Realignment
Within the Aerospace Systems Segment, we incurred acquisition integration and business realignment charges of $90 million in 2023. We expect to incur approximately $27 million in business realignment and acquisition integration charges in 2024. However, continually changing business conditions could impact the ultimate costs we incur.
During 2022, we incurred $7 million of expense within the Aerospace Systems Segment as a result of our exit of business operations in Russia. These charges primarily consist of write-downs of inventory and other working capital items.
Backlog
The increase in Aerospace Systems Segment backlog in 2023 was primarily due to the addition of Meggitt backlog as well as orders exceeding shipments in the commercial OEM and aftermarket businesses and the military OEM and aftermarket businesses.
The increase in backlog in 2022 was primarily due to orders exceeding shipments in the commercial OEM and aftermarket businesses, partially offset by shipments exceeding orders in the military OEM and aftermarket businesses.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Corporate general & administrative expenses

(dollars in millions)	2023	2022	2021
Expense (income)
Corporate general and administrative expense	$230	$220	$178
Corporate general and administrative expense, as a percent of sales	1.2%	1.4%	1.2%
Corporate general and administrative expenses increased in 2023 primarily due to higher net expense from the Company's incentive compensation programs and higher professional fees. These expenses were partially offset by lower expenses relating to the Company's deferred compensation plan and related investments. The increase in 2022 was primarily due to higher net expense from the Company's deferred compensation plan and related investments, higher professional fees and related expenses as well as higher incentive compensation expense. These expenses were partially offset by lower pension expense.

Other expense (income) (in Business Segments)

(dollars in millions)	2023	2022	2021
Expense (income)
Foreign currency transaction loss (gain)	$46	$(40)	$(11)
Stock-based compensation	78	63	61
Pensions	(67)	(16)	22
Acquisition-related expenses	114	96	5
Loss on deal-contingent forward contracts	390	1,015	—
Gain on disposal of assets	(363)	(7)	(109)
Interest income	(46)	(10)	(7)
Russia liquidation	—	7	—
Other items, net	(1)	(2)	2
	$151	$1,106	$(37)
Foreign currency transaction loss (gain) primarily relates to the impact of exchange rates on cash, forward contracts, certain cross currency swap contracts and intercompany transactions. During 2023, it also includes foreign currency transaction loss associated with completing the Acquisition.
Acquisition-related expenses include Bridge Credit Agreement financing fees and transaction costs related to the Acquisition. Refer to Notes 3 and 10 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
Loss on deal-contingent forward contracts includes losses on the deal-contingent forward contracts related to the Acquisition. Refer to Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
Gain on disposal of assets includes a gain on the sale of the aircraft wheel and brake business within the Aerospace Systems Segment of approximately $374 million in 2023 and a gain of $101 million on the sale of land in 2021. Refer to Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
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
•Offset share dilution through 10b5-1 share repurchase program

Cash Flows

A summary of cash flows follows:

(dollars in millions)	2023	2022	2021
Cash provided by (used in):
Operating activities	$2,980	$2,442	$2,575
Investing activities	(8,177)	(419)	—
Financing activities	(971)	3,916	(2,623)
Effect of exchange rates	(5)	(24)	96
Net (decrease) increase in cash and cash equivalents and restricted cash	$(6,173)	$5,915	$48

Cash flows from operating activities were $2,980 million in 2023, $2,442 million in 2022 and $2,575 million in 2021. The increase of $538 million in 2023 and decrease of $133 million in 2022 were primarily related to net changes in cash provided by accounts receivable, inventories, and accounts payable, trade. We continue to focus on managing inventory and other working capital requirements. Cash flows from operating activities for 2023 were negatively impacted by acquisition-transaction expenses.

•Days sales outstanding relating to trade receivables for the Company was 51 days in 2023, 51 days in 2022, and 50 days in 2021.
•Days supply of inventory on hand was 85 days in 2023, 77 days in 2022, and 75 days in 2021.

Cash flows from investing activities in 2023, 2022, and 2021 were impacted by the following factors:
•Payment for the Acquisition, net of cash acquired, of $7.1 billion in 2023.
•Payments to settle the deal-contingent forward contracts of $1.4 billion in 2023.
•Net maturities of marketable securities of $19 million in 2023 compared to $4 million in 2022 and $45 million in 2021.
•Capital expenditures of $381 million in 2023 compared to $230 million in 2022 and $210 million in 2021.
•Net proceeds from the sale of the aircraft wheel and brake business of approximately $443 million in 2023.
•Net proceeds from the sale of land of approximately $111 million in 2021.
~~•~~Cash collateral received of $250 million in 2023 that was paid in 2022 per the credit support annex ("CSA") attached to the deal-contingent forward contracts. Refer to Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Cash flows from financing activities in 2023, 2022, and 2021 were impacted by the following factors:
~~•~~Repurchases of 0.7 million common shares for $200 million during 2023 compared to repurchases of 1.3 million and 0.3 million common shares for $380 million and $100 million during 2022 and 2021, respectively.
~~•~~Proceeds of $2.0 billion from borrowings under the term loan facility (the "Term Loan Facility") in fiscal 2023. Subsequently in fiscal 2023, we made payments totaling $1.1 billion towards the outstanding balance under the Term Loan Facility. Refer to Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
~~•~~Payments related to maturity of $300 million aggregate principal amounts of medium term notes in 2023.
•Payments to retire $900 million aggregate principal amount of private placement notes assumed in the Acquisition in Fiscal 2023. Refer to Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
•Net proceeds from Senior Notes issuances of $3.6 billion in 2022 compared to term loan repayments of $1.2 billion in 2021.
•Net commercial paper borrowings of $358 million in 2023 compared to net commercial paper borrowings of $1.4 billion in 2022 and net commercial paper repayments of $723 million in 2021.

Cash Requirements
We are actively monitoring our liquidity position and remain focused on managing our inventory and other working capital requirements. We are continuing to target two percent of sales for capital expenditures and are prioritizing those related to safety, strategic investments, and sustainability initiatives. We believe that cash generated from operations and our commercial paper program will satisfy our operating needs for the foreseeable future.
We have committed cash outflow related to long-term debt, operating and financing lease agreements, and postretirement benefit obligations. Refer to Notes 10, 11, and 12 respectively, of Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
Dividends
Dividends have been paid for 292 consecutive quarters, including a yearly increase in dividends for the last 67 years. The current annual dividend rate is $5.92 per common share.
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
Liquidity
Cash, comprised of cash and cash equivalents and marketable securities and other investments, includes $422 million, $465 million, and $467 million held by the Company's foreign subsidiaries at June 30, 2023, 2022, and 2021, respectively. The Company does not permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested.
We are currently authorized to sell up to $3.0 billion of short-term commercial paper notes. There were $1.8 billion outstanding commercial paper notes as of June 30, 2023, and the largest amount of commercial paper notes outstanding during the fourth quarter of 2023 was $2.1 billion.
The Company has a line of credit totaling $3.0 billion through a multi-currency revolving credit agreement with a group of banks. As of June 30, 2023, $1.2 billion was available for borrowing under the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the agreement. During 2023, the Company amended its credit agreement and extended the expiration to June 2028. The Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings. Refer to Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
We primarily utilize unsecured medium-term notes and senior notes to meet our financing needs and we expect to continue to borrow funds at reasonable rates over the long term. During 2022, the Company issued $1.4 billion aggregate principal amount of 3.65 percent Senior Notes due June 15, 2024, $1.2 billion aggregate principal amount of 4.25 percent Senior Notes due September 15, 2027, and $1.0 billion aggregate principal amount of 4.50 percent Senior Notes due September 15, 2029 (collectively, the "Senior Notes"). We used proceeds of the Senior Notes to finance a portion of the Acquisition.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at June 30, 2023, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At June 30, 2023, the Company's debt to debt-shareholders' equity ratio was 0.55 to 1.0. We are in compliance, and expect to remain in compliance, with all covenants set forth in the credit agreement and indentures.

Our goal is to maintain an investment-grade credit profile. The rating agencies periodically update our credit ratings as events occur. At June 30, 2023, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	BBB+
Moody's Investor Services, Inc.	Baa1
Standard & Poor's	BBB+
Supply Chain Financing
We continue to identify opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers. We currently have supply chain financing ("SCF") programs with financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. We are not a party to the agreements between the participating financial intermediaries and the suppliers in connection with the programs. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the programs. We do not reimburse suppliers for any costs they incur for participation in the programs and their participation is completely voluntary. Amounts due to our suppliers that elected to participate in the SCF programs are included in accounts payable on the Consolidated Balance Sheet. Accounts payable included approximately $85 million and $46 million payable to suppliers who have elected to participate in the SCF programs as of June 30, 2023 and June 30, 2022, respectively. In 2023 and 2022, the amount settled through the SCF programs and paid to participating financial institutions totaled $284 million and $35 million, respectively. The increase in the amount outstanding in the programs from the June 30, 2022 balance is primarily due to the addition of Meggitt's SCF program. We account for payments made under the programs in the same manner as our other accounts payable, which is a reduction to our cash flows from operations. We do not believe that changes in the availability of supply chain financing will have a significant impact on our liquidity.
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
During September 2022, the Company fully drew against the $2.0 billion Term Loan Facility, which will mature in September 2025, to finance a portion of the Acquisition. Subsequently, during the year we made principal payments totaling $1.1 billion related to the Term Loan Facility. Refer to Note 10 of the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
On September 12, 2022, we completed the acquisition of all outstanding ordinary shares of Meggitt for 800 pence per share, resulting in an aggregate cash purchase price of $7.2 billion, including the assumption of debt. We funded the purchase using cash and net proceeds from the issuance of senior notes and commercial paper and the Term Loan Facility, which were accumulated in an escrow account designated for the Acquisition. Refer to Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
Upon closing the Acquisition, we settled the deal-contingent forward contracts entered into during October 2021 to mitigate the risk of appreciation in the GBP-denominated purchase price. These deal-contingent forward contracts had an aggregate notional amount of £6.4 billion. Refer to the Cash Flows section above and Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
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
CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The policies discussed below are considered by management to be more critical than other policies because their application places the most significant demands on management's judgment.

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

For contracts where revenue is recognized over time, we use the cost-to-cost or units of delivery method depending on the nature of the contract, including length of production time. The estimation of costs and efforts expended requires management's judgment due to the duration of the contractual agreements as well as the technical nature of the products involved. Adjustments to these estimates are made on a consistent basis and a contract reserve is established when the estimated costs to complete a contract exceed the expected contract revenues.

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

We consider the contractual consideration payable by the customer and assess variable consideration that may affect the total transaction price. Variable consideration is included in the estimated transaction price when there is a basis to reasonably estimate the amount, including whether the estimate should be constrained in order to avoid a significant reversal of revenue in a future period. These estimates are based on historical experience, anticipated performance under the terms of the contract and our best judgment at the time.

Impairment of Goodwill and Long-Lived Assets - We test goodwill for impairment at the reporting unit level on an annual basis and between annual tests whenever events or circumstances indicate the carrying value of a reporting unit may exceed its fair value. Our five reporting units are equivalent to our operating segments. As quoted market prices are not available for our reporting units, determining whether an impairment occurred requires the valuation of the respective reporting unit, which is estimated using both income-based and market-based valuation methods. The income-based valuation method utilizes a discounted cash flow model which requires several assumptions, including future sales growth and operating margin levels as well as assumptions regarding future industry-specific market conditions. Each reporting unit regularly prepares discrete operating forecasts and uses these forecasts as the basis for the assumptions in the discounted cash flow analysis. Within the discounted cash flow models, the Company uses a discount rate, commensurate with its cost of capital but adjusted for inherent business risks, and an appropriate terminal growth factor. The market-based valuation performed for each reporting unit includes an analysis consisting of market-adjusted multiples based on key data points for guideline public companies. We also reconcile the estimated aggregate fair value of our reporting units resulting from these procedures to our overall market capitalization.

At December 31, 2022, the Company performed its annual goodwill impairment test for each of its five reporting units. The results of this test indicated the fair value substantially exceeded carrying value for all reporting units. We continually monitor our reporting units for impairment indicators and update assumptions used in the most recent calculation of a reporting unit's fair value as appropriate.

Long-lived assets held for use, which primarily includes finite-lived intangible assets and property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. During 2023, the Company did not record any material impairments related to long-lived assets.

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

For the Company's domestic qualified defined benefit plan, a 50 basis point change in the assumed long-term rate of return on plan assets is estimated to have an $18 million effect on annual pension expense and a 50 basis point decrease in the discount rate is estimated to decrease annual pension expense by $3 million. As of June 30, 2023, $342 million of past years' net actuarial losses related to the Company's domestic qualified defined benefit plan are subject to amortization in the future. These losses will generally be amortized over approximately seven years and will negatively affect earnings in the future. Any actuarial gains experienced in future years will help offset the effect of the net actuarial loss amortization. Further information on pensions is provided in Note 12 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Business Combinations - From time to time, we may enter into business combinations. Business acquisitions are accounted for using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. In the fair value evaluation of intangible assets acquired, there are significant estimates and assumptions, including forecasts of future cash flows, revenues; and earnings before interest, taxes, depreciation and amortization; as well as the selection of the royalty rates and discount rates. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The acquisition method of accounting also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.

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
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value. Further information on the fair value of these contracts is provided in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Derivatives that are not designated as hedges are adjusted to fair value by recording gains and losses through the Consolidated Statement of Income. Derivatives that are designated as hedges are adjusted to fair value by recording gains and losses through accumulated other comprehensive (loss) in the Consolidated Balance Sheet until the hedged item is recognized in earnings. For cross-currency swaps measured using the spot method, the periodic interest settlements are recognized directly in earnings through interest expense. The translation of the foreign currency denominated debt that has been designated as a net investment hedge is recorded in accumulated other comprehensive (loss) and remains there until the underlying net investment is sold or substantially liquidated.
The Company's debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company's objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates. At June 30, 2023, our debt portfolio included $875 million of variable rate debt, exclusive of commercial paper borrowings. A 100 basis point increase in near-term interest rates would increase annual interest expense on variable rate debt, including weighted-average commercial paper borrowings during 2023, by approximately $25 million.

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Parker-Hannifin Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Parker-Hannifin Corporation and subsidiaries (the "Company") as of June 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows, and equity, for each of the three years in the period ended June 30, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Meggitt plc ("Meggitt"), which was acquired on September 12, 2022, and whose financial statements constitute approximately 36% of total assets and 11% of net sales of the consolidated financial statement amounts as of and for the year ended June 30, 2023. Accordingly, our audit did not include the internal control over financial reporting at Meggitt.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue — Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
The Company is a highly diversified manufacturer with revenue derived from the sales of products in a variety of industrial and aerospace markets. The Company’s business activities are carried out by numerous individual business units, which offer unique technology and product platforms in over forty countries globally to more than 500,000 customers.
We identified revenue recorded as a result of product shipments as a critical audit matter due to the geographic dispersion of the Company’s operations and business units generating revenue. Extensive audit effort is performed due to the volume of the underlying transactions and number of individual business units. High levels of auditor judgment were necessary to determine the nature, timing, and extent of audit procedures performed to audit revenue recorded as a result of product shipments.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s revenue transactions generated from product shipments included the following, among others:
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
•We tested the completeness of revenue for revenue populations subject to detail testing, by making selections from a reciprocal population such as a sales order listing and determined whether the product included in the sales order was appropriately recorded as a sale in the general ledger.
•We performed substantive analytical procedures to extend our testing from an interim date to the end of the fiscal year for revenue transactions not subject to detail transaction testing. We developed independent expectations of revenue based on data derived from the results of our detail revenue testing and compared these expectations to the revenue recorded by management.
Acquisition — Meggitt — Valuation of intangible assets — Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Meggitt for $7.2 billion on September 12, 2022. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the Company allocated the purchase price, on a preliminary basis, to the assets acquired and liabilities assumed based on their estimated fair value and recorded $5.7 billion of intangible assets composed of customer-related intangible assets, technology, and trade names.
Management estimated the fair value of these intangible assets utilizing an income approach. The fair value determination of the customer-related intangible assets, technology, and trade names required management to make several significant assumptions related to the forecasts of revenue growth rates, and earnings before interest, taxes, depreciation, and amortization ("EBITDA") margins as well as the selection of royalty and discount rates.
We identified the valuation of Meggitt acquisition customer-related intangible assets, technology, and trade names as a critical audit matter because of the significant assumptions management makes to estimate the fair value of these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of revenue growth rates and EBITDA margins, the selection of valuation methodologies utilized, and the selection of royalty rates and discount rates for the intangible assets included the following, among others:
•We evaluated the design and operating effectiveness of controls over the valuation of the intangible assets acquired, including management’s controls over the forecasts of revenue growth rates and EBITDA margins and selection of the royalty and discount rates.

•We assessed the reasonableness of management’s forecasts of revenue growth rates and EBITDA margins by comparing the projections to historical results, actual results to date and external market sources, and evaluated whether the estimated revenue growth rates were consistent with evidence obtained in other areas of the audit.
•We performed qualitative and quantitative analyses to identify the assumptions that would significantly impact the overall valuation of the intangible assets acquired. The assumptions identified included (1) revenue growth rates, (2) EBITDA margins, (3) royalty rates and (4) discount rates.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies and (2) the selection of the royalty and discount rates selected by:
•Testing the source information underlying the determination of the royalty and discount rates.
•Comparing the selected royalty and discount rates to market data for comparable rates.
•Testing the mathematical accuracy of the calculations.
•Developing a range of independent estimates and comparing those to the royalty and discount rates selected by management.
•Comparing the valuation methodologies applied to acceptable valuation methodologies for the valuation of intangible assets

/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
August 24, 2023

We have served as the Company's auditor since 2008.

CONSOLIDATED STATEMENT OF INCOME

	For the years ended June 30,
(Dollars in thousands, except per share amounts)	2023	2022*	2021*
Net Sales	$19,065,194	$15,861,608	$14,347,640
Cost of sales	12,635,892	10,550,309	9,604,522
Selling, general and administrative expenses	3,354,103	2,504,061	2,383,407
Interest expense	573,894	255,252	250,036
Other expense (income), net	184,167	944,881	(27,950)
Gain on disposal of assets	(362,526)	(7,121)	(109,332)
Income before income taxes	2,679,664	1,614,226	2,246,957
Income taxes	596,128	298,040	500,096
Net Income	2,083,536	1,316,186	1,746,861
Less: Noncontrolling interest in subsidiaries' earnings	600	581	761
Net Income Attributable to Common Shareholders	$2,082,936	$1,315,605	$1,746,100

Earnings per Share Attributable to Common Shareholders
Basic earnings per share	$16.23	$10.24	$13.54
Diluted earnings per share	$16.04	$10.09	$13.35
*Years ended June 30, 2022 and 2021 amounts have been reclassified to reflect the income statement reclassification, as described in Note 1 to the Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the years ended June 30,
(Dollars in thousands)	2023	2022	2021
Net Income	$2,083,536	$1,316,186	$1,746,861
Less: Noncontrolling interests in subsidiaries' earnings	600	581	761
Net income attributable to common shareholders	2,082,936	1,315,605	1,746,100

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment and other (net of tax of $(38,322), $(3,236) and $(3,664) in 2023, 2022 and 2021, respectively)	186,721	(284,732)	328,792
Retirement benefits plan activity (net of tax of $(26,019), $(95,574) and $(205,845) in 2023, 2022 and 2021, respectively)	63,299	306,735	664,076
Other comprehensive income (loss)	250,020	22,003	992,868
Less: Other comprehensive (loss) income for noncontrolling interests	(306)	(1,526)	720
Other comprehensive income (loss) attributable to common shareholders	250,326	23,529	992,148
Total Comprehensive Income Attributable to Common Shareholders	$2,333,262	$1,339,134	$2,738,248

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)
June 30,	2023	2022
Assets
Current Assets
Cash and cash equivalents	$475,182	$535,799
Marketable securities and other investments	8,390	27,862
Trade accounts receivable, net	2,827,297	2,341,504
Non-trade and notes receivable	309,167	543,757
Inventories	2,907,879	2,214,553
Prepaid expenses and other	306,314	6,383,169
Total Current Assets	6,834,229	12,046,644
Property, plant and equipment	6,865,545	5,897,955
Less: Accumulated depreciation	4,000,515	3,775,197
Property, plant and equipment, net	2,865,030	2,122,758
Deferred income taxes	81,429	110,585
Investments and other assets	1,104,576	788,057
Intangible assets, net	8,450,614	3,135,817
Goodwill	10,628,594	7,740,082
Total Assets	$29,964,472	$25,943,943

Liabilities and Equity
Current Liabilities
Notes payable and long-term debt payable within one year	$3,763,175	$1,724,310
Accounts payable, trade	2,050,934	1,731,925
Accrued payrolls and other compensation	651,319	470,132
Accrued domestic and foreign taxes	374,571	250,292
Other accrued liabilities	895,371	1,682,659
Total Current Liabilities	7,735,370	5,859,318
Long-term debt	8,796,284	9,755,825
Pensions and other postretirement benefits	551,510	639,939
Deferred income taxes	1,649,674	307,044
Other liabilities	893,355	521,897
Total Liabilities	19,626,193	17,084,023
Equity
Shareholders' Equity
Serial preferred stock, $.50 par value, authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value, authorized 600,000,000 shares; issued 181,046,128 shares in 2023 and 2022	90,523	90,523
Additional capital	305,522	327,307
Retained earnings	17,041,502	15,661,808
Accumulated other comprehensive (loss)	(1,292,872)	(1,543,198)
Treasury shares at cost: 52,613,046 in 2023 and 52,594,956 in 2022	(5,817,787)	(5,688,429)
Total Shareholders' Equity	10,326,888	8,848,011
Noncontrolling interests	11,391	11,909
Total Equity	10,338,279	8,859,920
Total Liabilities and Equity	$29,964,472	$25,943,943

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the years ended June 30,
(Dollars in thousands)	2023	2022	2021
Cash Flows From Operating Activities
Net income	$2,083,536	$1,316,186	$1,746,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	317,416	257,314	269,943
Amortization	500,713	314,450	325,447
Stock incentive plan compensation	142,720	137,093	121,483
Deferred income taxes	91,865	(351,201)	(51,500)
Foreign currency transaction loss (gain)	45,647	(39,987)	(10,948)
Loss (gain) on disposal of property, plant and equipment	3,819	(5,727)	(109,332)
Gain on sale of businesses	(366,345)	(1,394)	—
Gain on investments	(4,690)	(3,972)	(12,616)
(Gain) loss on marketable securities	(1,486)	5,131	(11,570)
Other	25,524	70,443	14,424
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable, net	(16,675)	(179,126)	(298,511)
Inventories	53,124	(212,134)	(85,597)
Prepaid expenses and other	1,550	37,630	(25,508)
Other assets	(109,032)	(11,167)	(8,779)
Accounts payable, trade	91,551	131,384	526,781
Accrued payrolls and other compensation	87,375	(15,524)	72,412
Accrued domestic and foreign taxes	102,476	32,514	36,552
Other accrued liabilities	112,822	999,831	11,397
Pensions and other postretirement benefits	(109,481)	1,822	17,875
Other liabilities	(72,499)	(41,836)	46,187
Net cash provided by operating activities	2,979,930	2,441,730	2,575,001
Cash Flows From Investing Activities
Acquisitions (net of cash acquired of $89,704 in 2023)	(7,146,110)	—	—
Capital expenditures	(380,747)	(230,044)	(209,957)
Proceeds from sale of property, plant and equipment	13,244	39,353	140,590
Proceeds from sale of businesses	473,207	3,366	—
Purchase of marketable securities and other investments	(37,791)	(27,895)	(34,809)
Maturities and sales of marketable securities and other investments	56,786	31,809	79,419
Payments of deal-contingent forward contracts	(1,405,418)	—	—
Other	250,017	(235,426)	24,744
Net cash used in investing activities	(8,176,812)	(418,837)	(13)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	3,476	2,831	4,684
Payments for common shares	(297,323)	(460,056)	(218,818)
Proceeds from (payments of) notes payable, net	357,636	1,422,026	(723,496)
Proceeds from long-term borrowings	2,023,400	3,598,056	1,213
Payments for long-term borrowings	(2,340,566)	(18,737)	(1,211,748)
Financing fees paid	(13,605)	(58,629)	—
Dividends paid	(704,054)	(569,855)	(475,174)
Net cash (used in) provided by financing activities	(971,036)	3,915,636	(2,623,339)
Effect of exchange rate changes on cash	(4,776)	(23,770)	95,954
Net (decrease) increase in cash and cash equivalents and restricted cash	(6,172,694)	5,914,759	47,603
Cash, cash equivalents and restricted cash at beginning of year	6,647,876	733,117	685,514
Cash, cash equivalents and restricted cash at end of year	$475,182	$6,647,876	$733,117
Supplemental Data:
Cash paid during the year for:
Interest	$464,701	$240,313	$236,979
Income taxes	411,440	549,223	485,885

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY

(Dollars in thousands)	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total
Balance June 30, 2020	$90,523	$416,585	$13,643,907	$(2,558,875)	$(5,364,916)	$14,546	$6,241,770
Net income			1,746,100			761	1,746,861
Other comprehensive income				992,148		720	992,868
Dividends paid ($3.67 per share)			(474,510)			(664)	(475,174)
Stock incentive plan activity		(86,966)			94,311		7,345
Shares purchased at cost					(100,000)		(100,000)
Balance June 30, 2021	$90,523	$329,619	$14,915,497	$(1,566,727)	$(5,370,605)	$15,363	$8,413,670
Net income			1,315,605			581	1,316,186
Other comprehensive income (loss)				23,529		(1,526)	22,003
Dividends paid ($4.42 per share)			(569,294)			(561)	(569,855)
Stock incentive plan activity		(2,312)			62,510		60,198
Liquidation activity						(1,948)	(1,948)
Shares purchased at cost					(380,334)		(380,334)
Balance June 30, 2022	$90,523	$327,307	$15,661,808	$(1,543,198)	$(5,688,429)	$11,909	$8,859,920
Net income			2,082,936			600	2,083,536
Other comprehensive income (loss)				250,326		(306)	250,020
Dividends paid ($5.47 per share)			(703,242)			(812)	(704,054)
Stock incentive plan activity		(21,785)			70,641		48,856
Shares purchased at cost					(199,999)		(199,999)
Balance June 30, 2023	$90,523	$305,522	$17,041,502	$(1,292,872)	$(5,817,787)	$11,391	$10,338,279

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
Reclassification - Certain prior-year amounts in the Consolidated Statement of Income have been reclassified to conform to the current-year presentation. Effective July 1, 2022, we began classifying certain expenses, previously classified as cost of sales, as selling, general and administrative expenses ("SG&A") or within other expense (income), net. During the integration of recently acquired businesses, the Company has seen diversity in practice of the classification of certain expenses, and the reclassification was made to better align the presentation of expenses on the Consolidated Statement of Income with management’s internal reporting. The expenses reclassified from cost of sales to SG&A relate to certain administrative activities conducted in production facilities and research and development. Foreign currency transaction expense was also reclassified from cost of sales to other expense (income), net on the Consolidated Statement of Income. These reclassifications had no impact on net income, earnings per share, cash flows, segment reporting or the financial position of the Company.
For the year ended June 30, 2022, the reclassification resulted in a decrease of $837 million to cost of sales, an increase of $877 million to SG&A, and a decrease of $40 million to other expense (income), net. For the year ended June 30, 2021 the reclassification resulted in a decrease of $845 million to cost of sales, an increase of $856 million to SG&A, and a decrease of $11 million to other expense (income), net.
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

We consider the contractual consideration payable by the customer and assess variable consideration that may affect the total transaction price. Variable consideration primarily includes prompt pay discounts, rebates and volume discounts and is included in the estimated transaction price when there is a basis to reasonably estimate the amount, including whether the estimate should be constrained in order to avoid a significant reversal of revenue in a future period. These estimates are based on historical experience, anticipated performance under the terms of the contract and our best judgment at the time.
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
Trade Accounts Receivable, Net - Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. We evaluate the collectibility of our receivables based on historical experience and current and forecasted economic conditions based on management's judgment. Additionally, receivables are written off to bad debt when management makes a final determination of uncollectibility. Allowance for credit losses was $32 million and $10 million at June 30, 2023 and 2022, respectively. The increase in the allowance for credit losses from the June 30, 2022 amount is primarily due to the Acquisition.
Non-Trade and Notes Receivable - The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

June 30,	2023	2022
Notes receivable	$102,288	$103,558
Cash collateral receivable(a)	—	250,000
Accounts receivable, other	206,879	190,199
Total	$309,167	$543,757
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

    The property, plant and equipment caption in the Consolidated Balance Sheet is comprised of the following components:

June 30,	2023	2022
Land and land improvements	$385,376	$322,024
Buildings and building equipment	2,051,546	1,783,805
Machinery and equipment	4,086,334	3,588,106
Construction in progress	342,289	204,020
Total	$6,865,545	$5,897,955
Investments and Other Assets - Investments in joint-venture companies in which ownership is 50 percent or less and in which the Company does not have operating control are stated at cost plus the Company's equity in undistributed earnings and amounted to $297 million and $314 million at June 30, 2023 and 2022, respectively. A significant portion of the underlying net assets of the joint ventures are related to goodwill. The Company's share of earnings from investments in joint-venture companies were $124 million, $76 million and $41 million in 2023, 2022 and 2021, respectively.
Intangible Assets - Intangible assets primarily include patents and technology, trade names and customer relationships and contracts and are recorded at cost and amortized on a straight-line method. Patents and technology are amortized over the shorter of their remaining useful or legal life. Trade names are amortized over the estimated time period over which an economic benefit is expected to be received. Customer relationships are amortized over a period based on anticipated customer attrition rates or contractual lives. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.
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
Foreign Currency Translation - Assets and liabilities of foreign subsidiaries are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. The effects of these translation adjustments, as well as gains and losses from certain intercompany transactions, are reported in accumulated other comprehensive (loss). Such adjustments will affect net income only upon sale or liquidation of the underlying foreign investments. Exchange (gains) losses from transactions in a currency other than the local currency of the entity involved are included within the other expense (income), net caption in the Consolidated Statement of Income and were $46 million, $(40) million and $(11) million, in 2023, 2022 and 2021, respectively.
Business Combinations - From time to time, we may enter into business combinations. Business acquisitions are accounted for using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The acquisition method of accounting also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Transaction costs associated with these acquisitions are expensed as incurred.
Subsequent Events - We evaluated subsequent events that have occurred through the date of filing of this Annual Report on Form 10-K for the year ended June 30, 2023. No subsequent events occurred that required adjustment to or disclosure in these financial statements.

Recent Accounting Pronouncements - In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, "Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance", which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new guidance is effective for all entities for annual reporting periods beginning after December 15, 2021; however, early adoption is permitted. The guidance may be applied either prospectively to all in-scope transactions that are reflected in the financial statements at the date of initial application and to new transactions that are entered into after the date of initial application, or retrospectively. The Company prospectively adopted this standard during the fourth quarter of fiscal 2023 with no material impact on its consolidated financial statements and related disclosures.
In September 2022, the FASB issued ASU 2022-04, "Liabilities—Supplier Finance Programs (Topic 405-50), Disclosure of Supplier Finance Program Obligations" ("ASU 2022-04"). ASU 2022-04 requires quantitative and qualitative disclosures about the key terms of supplier finance programs, an annual rollforward of obligations to finance providers, and interim disclosure of obligations as of each reporting period presented. ASU 2022-04 is effective for all entities for fiscal years beginning after December 15, 2022, on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and does not expect it to be material.
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
Diversified Industrial Segment revenues by technology platform:

	2023	2022	2021
Motion Systems	$3,830,062	$3,489,431	$3,081,366
Flow and Process Control	4,939,356	4,616,270	4,108,080
Filtration and Engineered Materials	5,936,275	5,236,345	4,770,713
Total	$14,705,693	$13,342,046	$11,960,159

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

Aerospace Systems Segment revenues by product platform:

	2023	2022	2021
Commercial original equipment manufacturer ("OEM")	$1,461,279	$889,649	$761,679
Commercial aftermarket	1,363,965	514,727	379,438
Military OEM	905,328	705,988	791,245
Military aftermarket	628,929	409,198	455,119
Total	$4,359,501	$2,519,562	$2,387,481
Upon completing the Acquisition, we reviewed the disaggregation of revenue disclosure for the Aerospace Systems Segment and believe that disaggregation by primary market provides more meaningful information than disaggregation by product platform.
Total revenues by geographic region based on the Company's selling operation's location:

	2023	2022	2021
North America	$12,689,719	$10,216,292	$9,046,162
Europe	3,777,507	3,156,024	2,919,025
Asia Pacific	2,379,791	2,290,557	2,215,686
Latin America	218,177	198,735	166,767
Total	$19,065,194	$15,861,608	$14,347,640
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
Total contract assets and contract liabilities are as follows:

	2023	2022
Contract assets, current (included within Prepaid expenses and other)	$123,705	$28,546
Contract assets, noncurrent (included within Investments and other assets)	23,708	794
Total contract assets	147,413	29,340
Contract liabilities, current (included within Other accrued liabilities)	(244,799)	(60,472)
Contract liabilities, noncurrent (included within Other liabilities)	(78,239)	(2,225)
Total contract liabilities	(323,038)	(62,697)
Net contract liabilities	$(175,625)	$(33,357)
Net contract liabilities at June 30, 2023 increased from the prior year amount due to timing differences between when revenue was recognized and the receipt of advance payments as well as acquiring Meggitt's contract liabilities in excess of Meggitt's contract assets. During 2023, approximately $47 million of revenue was recognized that was included in the contract liabilities at June 30, 2022.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at June 30, 2023 was $11.0 billion, of which approximately 79 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.

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
Assets acquired and liabilities assumed are recognized at their respective fair values as of the date of the Acquisition. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The following table presents the preliminary estimated fair values of Meggitt's assets acquired and liabilities assumed on the date of the Acquisition. These preliminary estimates are based on available information and may be revised during the measurement period, not to exceed 12 months from the date of the Acquisition, as third-party valuations are finalized, additional information becomes available or as additional analysis is performed. Such revisions may have a material impact on our results of operations and financial position within the measurement period.

	September 12, 2022 (previously reported)	Measurement Period Adjustments	September 12, 2022
Assets:
Cash and cash equivalents	$89,704	$—	$89,704
Accounts receivable	427,255	(17,613)	409,642
Inventories	833,602	(94,298)	739,304
Prepaid expenses and other	125,763	(23,731)	102,032
Property, plant and equipment, net	675,232	(16,235)	658,997
Deferred income taxes	5,720	28,478	34,198
Other assets	219,472	(38,481)	180,991
Intangible assets	5,418,795	260,405	5,679,200
Goodwill	2,830,845	(41,765)	2,789,080
Total assets acquired	$10,626,388	$56,760	$10,683,148
Liabilities:
Notes payable and long-term debt payable within one year	$306,266	$1,910	$308,176
Accounts payable, trade	219,780	62	219,842
Accrued payrolls and other compensation	89,226	(2,152)	87,074
Accrued domestic and foreign taxes	—	21,068	21,068
Other accrued liabilities	367,605	(45,565)	322,040
Long-term debt	669,321	42,382	711,703
Pensions and other postretirement benefits	85,899	13,654	99,553
Deferred income taxes	1,274,726	(15,309)	1,259,417
Other liabilities	377,751	40,710	418,461
Total liabilities assumed	3,390,574	56,760	3,447,334
Net assets acquired	$7,235,814	$—	$7,235,814

Goodwill is calculated as the excess of the purchase price over the net assets acquired and represents cost synergies and enhancements to our existing technologies. For tax purposes, Meggitt's goodwill is not deductible. Based upon a preliminary acquisition valuation, we acquired $4.3 billion of customer-related intangible assets, $1.1 billion of technology and $304 million of trade names, each with weighted average estimated useful lives of 22, 21 and 18 years, respectively. These intangible assets were valued using the income approach, which includes significant assumptions around future revenue growth, earnings before interest, taxes, depreciation and amortization, royalty rates and discount rates. Such assumptions are classified as level 3 inputs within the fair value hierarchy.

The fair value of the assets acquired includes $116 million and $91 million of operating and finance lease right-of-use assets, respectively. The fair value of liabilities assumed includes $118 million and $90 million of operating and finance lease liabilities, respectively, of which, $19 million and $1 million of operating and finance lease liabilities, respectively, are current liabilities.
Debt assumed includes $900 million aggregate principal amount of private placement notes with fixed interest rates ranging from 2.78 percent to 3.60 percent, and maturity dates ranging from July 2023 to July 2026. The private placement notes were recorded at fair value at acquisition. In October 2022, we paid off $300 million aggregate principal amount of private placement notes in two tranches pursuant to an offer to noteholders according to change in control provisions. In June 2023, the Company paid the remaining $600 million aggregate principal amount of private placement notes assumed in the Acquisition, which resulted in a $10 million charge recorded in interest expense in the Consolidated Statement of Income associated with the fair value discount.
Upon acquiring Meggitt, we also assumed $134 million of liabilities associated with environmental matters, the liabilities are included within other liabilities. The environmental matters primarily relate to known exposures arising from environmental litigation, investigations and remediation of certain sites for which Meggitt has been identified as a potentially responsible party. The liabilities are based on outcomes of litigation and estimates of the level and timing of remediation costs, including the period of operating and monitoring activities required.
Our consolidated financial statements include the results of operations of Meggitt from the date of acquisition through June 30, 2023. Net sales and segment operating income attributable to Meggitt during 2023 was $2.1 billion and $23 million, respectively. Segment operating income attributable to Meggitt includes estimated amortization and depreciation expense associated with the preliminary fair value estimates of intangible assets, plant and equipment, inventory, as well as acquisition integration charges. Refer to Note 4 for further discussion of acquisition integration charges.
Acquisition-related transaction costs totaled $115 million in 2023. These costs are included in SG&A in the Consolidated Statement of Income.
The following table presents unaudited pro forma information for 2023 and 2022 as if the Acquisition had occurred on July 1, 2021.

(Unaudited)
	2023	2022
Net sales	$19,446,524	$17,911,409
Net income attributable to common shareholders	1,956,813	1,529,970
The historical consolidated financial information of Parker and Meggitt has been adjusted in the pro forma information in the table above to give effect to events that are directly attributable to the Acquisition and factually supportable. To reflect the occurrence of the Acquisition on July 1, 2021, the unaudited pro forma information includes adjustments for the amortization of the step-up inventory to fair value and incremental depreciation and amortization expense resulting from the fair value adjustments to property, plant and equipment and intangible assets. These adjustments were based upon a preliminary purchase price allocation. Additionally, adjustments to financing costs and income tax expense were also made to reflect the capital structure and anticipated effective tax rate of the combined entity. Additionally, the pro forma information includes adjustments for non-recurring transactions directly related to the Acquisition, including the gain on the divestiture of the aircraft wheel and brake business, loss on deal-contingent forward contracts, and transaction costs. These non-recurring adjustments totaled $199 million and $654 million in 2023 and 2022, respectively. The resulting pro forma amounts are not necessarily indicative of the results that would have been obtained if the Acquisition had occurred as of the beginning of the period presented or that may occur in the future, and do not reflect future synergies, integration costs or other such costs or savings.
Divestitures
During September 2022, we divested our aircraft wheel and brake business, which was part of the Aerospace Systems Segment, for proceeds of $443 million. The resulting pre-tax gain of $374 million is included in other expense (income), net in the Consolidated Statement of Income. The operating results and net assets of the aircraft wheel and brake business were immaterial to the Company's consolidated results of operations and financial position. As of June 30, 2022, the aggregate carrying amount of aircraft wheel and brake assets held for sale was $66 million. These assets primarily included goodwill and inventory and were recorded within prepaid expenses and other assets in the Consolidated Balance Sheet. Goodwill was allocated to the aircraft wheel and brake business using the relative fair value method.

During March 2023, we divested a French aerospace business, which was part of the Aerospace Systems Segment, for proceeds of $27 million. The resulting pre-tax loss of $12 million is included in other expense (income), net in the Consolidated Statement of Income. The operating results and net assets of the French aerospace business were immaterial to the Company's consolidated results of operations and financial position.
Restricted Cash
At June 30, 2022, prepaid expenses and other in the Consolidated Balance Sheet included a $6.1 billion balance in an escrow account restricted to payments for the Acquisition. These funds were used to finance a portion of the Acquisition, and there was no restricted cash at June 30, 2023.
4.    Business Realignment and Acquisition Integration Charges
The Company incurred business realignment and acquisition integration charges in 2023, 2022 and 2021. Business realignment charges in 2023, 2022, and 2021 included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity as well as plant closures. During 2021, business realignment charges primarily consisted of actions taken to address the impact of COVID-19 on our business. A majority of the business realignment charges were incurred in Europe. We believe the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges by business segment are as follows:

	2023	2022	2021
Diversified Industrial	$23,641	$13,787	$38,557
Aerospace Systems	3,065	967	6,680
Corporate administration	—	—	1,399
Other expense	—	3	1,226
Workforce reductions in connection with such business realignment charges by business segment are as follows:

	2023	2022	2021
Diversified Industrial	728	300	820
Aerospace Systems	30	10	327
Corporate administration	—	—	20

The business realignment charges are presented in the Consolidated Statement of Income as follows:

	2023	2022*	2021*
Cost of sales	$15,993	$5,007	$27,276
Selling, general and administrative expenses	10,713	9,747	19,360
Loss on disposal of assets	—	3	1,226
*Years ended June 30, 2022 and 2021 amounts have been reclassified to reflect the income statement reclassification, as described in Note 1 to the Consolidated Financial Statements.
During 2023, approximately $22 million in payments were made relating to business realignment charges. Remaining payments related to current-year and prior-year business realignment actions of approximately $14 million, a majority of which are expected to be paid by December 31, 2023, are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment and acquisition integration actions described above, the timing and amount of which are not known at this time.
In addition to the business realignment charges discussed above, in 2022, we also incurred $20 million of expense as a result of our exit of business operations in Russia. These charges primarily consist of write-downs of inventory and other working capital items and $8 million of foreign currency translation expense reclassified from accumulated other comprehensive income. Within the business segment information in Note 18, $7 million of expense was recorded in the other expense (income), net, while the remainder of the charge was split evenly between the Aerospace Systems Segment and the Diversified Industrial International businesses.

We also incurred the following acquisition integration charges related to the Meggitt, Lord and Exotic Metals Forming Company LLC ("Exotic") acquisitions:

	2023	2022	2021
Diversified Industrial	$8,511	$3,589	$11,222
Aerospace Systems	86,928	1,177	719
In 2023, acquisition integration charges relate to the acquisition of Meggitt. In 2022, charges within the Diversified Industrial and Aerospace Systems Segment relate to the acquisitions of Lord and Meggitt, respectively. Acquisition integration charges in 2021 within the Diversified Industrial and Aerospace Systems Segment relate to the acquisitions of Lord and Exotic, respectively. These charges were primarily included in selling, general and administrative expenses within the Consolidated Statement of Income.
5.    Income Taxes
Income before income taxes was derived from the following sources:

	2023	2022	2021
United States	$1,408,206	$646,364	$1,273,037
Foreign	1,271,458	967,862	973,920
	$2,679,664	$1,614,226	$2,246,957

Income taxes include the following:

	2023	2022	2021
Federal
Current	$161,465	$297,672	$247,094
Deferred	81,426	(253,123)	(52,960)
Foreign
Current	297,199	303,089	269,607
Deferred	(13,509)	(45,977)	8,851
State and local
Current	45,599	48,479	34,895
Deferred	23,948	(52,100)	(7,391)
	$596,128	$298,040	$500,096

A reconciliation of the effective income tax rate to the statutory federal rate follows:

	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes	2.1	(0.2)	1.0
Tax related to international activities	1.2	2.7	3.6
Cash surrender value of life insurance	(0.1)	0.5	(0.6)
Foreign derived intangible income deduction	(1.1)	(3.7)	(1.0)
Research tax credit	(0.7)	(0.8)	(0.4)
Share-based compensation	(1.0)	(1.3)	(1.6)
Other	0.8	0.3	0.3
Effective income tax rate	22.2%	18.5%	22.3%

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities. The differences comprising the net deferred taxes shown on the Consolidated Balance Sheet at June 30 were as follows:

	2023	2022
Retirement benefits	$158,560	$207,147
Other liabilities and reserves	333,012	180,624
Long-term contracts	37,747	8,739
Stock-based compensation	33,374	31,490
Loss carryforwards	1,083,732	888,552
Unrealized currency exchange gains and losses	(1,680)	254,334
Inventory	96,501	14,649
Tax credit carryforwards	18,773	17,326
Undistributed foreign earnings	(21,304)	(21,822)
Depreciation and amortization	(2,228,606)	(875,623)
Valuation allowance	(1,078,354)	(901,875)
Net deferred tax (liability)	$(1,568,245)	$(196,459)

Change in net deferred tax (liability):
Provision for deferred tax	$(91,865)	$351,201
Items of other comprehensive (loss) income	(64,342)	(98,810)
Acquisitions and other	(1,215,579)	880
Total change in net deferred tax	$(1,371,786)	$253,271

As of June 30, 2023, we recorded deferred tax assets of $1,084 million resulting from $4,350 million in loss carryforwards. A valuation allowance of $1,059 million related to the loss carryforwards has been established due to the uncertainty of their realization. Of this valuation allowance, $1,030 million relates to non-operating entities whose loss carryforward utilization is considered to be remote. Some of the loss carryforwards can be carried forward indefinitely; others can be carried forward from three to 20 years. In addition, a valuation allowance of $20 million related to other future deductible items has been established due to the uncertainty of their realization.

Although future distributions of foreign earnings to the United States should not be subject to U.S. federal income taxes, other U.S. or foreign taxes may be imposed on such earnings. We have analyzed existing factors and determined we will no longer permanently reinvest certain foreign earnings. On these undistributed foreign earnings of approximately $754 million that are no longer permanently reinvested outside of the United States, we have recorded a deferred tax liability of $13 million. The remaining undistributed foreign earnings of approximately $1,130 million remain permanently reinvested outside the United States at June 30, 2023. Of these undistributed earnings, we have recorded a deferred tax liability of $8 million where certain foreign holding companies are not permanently reinvested in their subsidiaries. It is not practicable to estimate the additional taxes, including applicable foreign withholding taxes, that might be payable on the potential distribution of such permanently reinvested foreign earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022	2021
Balance July 1	$90,669	$100,759	$86,277
Additions for tax positions related to current year	9,389	7,039	10,145
Additions for tax positions of prior years	6,171	1,415	10,320
Additions for acquisitions	25,957	—	2,376
Reductions for tax positions of prior years	(3,063)	(140)	(1,996)
Reductions for settlements	(6,923)	(3,127)	(7,165)
Reductions for expiration of statute of limitations	(11,199)	(6,647)	(2,252)
Effect of foreign currency translation	2,502	(8,630)	3,054
Balance June 30	$113,503	$90,669	$100,759

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $114 million, $91 million and $101 million as of June 30, 2023, 2022 and 2021, respectively. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $21 million, $18 million, and $18 million as of June 30, 2023, 2022 and 2021, respectively. The accrued penalties related to the gross unrecognized tax benefits, excluded from the amounts above, was $2 million as of June 30, 2023. There were no accrued penalties related to the gross unrecognized tax benefits as of June 30, 2022 and 2021.

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

	2023	2022	2021
Numerator:
Net income attributable to common shareholders	$2,082,936	$1,315,605	$1,746,100
Denominator:
Basic - weighted-average common shares	128,367,842	128,539,387	128,999,879
Increase in weighted-average common shares from dilutive effect of equity-based awards	1,454,243	1,816,556	1,834,599
Diluted - weighted-average common shares, assuming exercise of equity-based awards	129,822,085	130,355,943	130,834,478
Basic earnings per share	$16.23	$10.24	$13.54
Diluted earnings per share	$16.04	$10.09	$13.35

For 2023, 2022 and 2021, 1.0 million, 0.4 million and 0.4 million common shares, respectively, subject to equity-based awards were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

7.    Inventories
Inventories are stated at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method.
The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

June 30,	2023	2022
Finished products	$794,128	$811,702
Work in process	1,488,665	1,128,501
Raw materials	625,086	274,350
Total	$2,907,879	$2,214,553
8.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance June 30, 2021	$7,457,309	$602,378	$8,059,687
Divestitures	(164)	—	(164)
Goodwill reclassified to held for sale	—	(48,242)	(48,242)
Foreign currency translation	(271,164)	(35)	(271,199)
Balance June 30, 2022	$7,185,981	$554,101	$7,740,082
Acquisitions	452,008	2,337,072	2,789,080
Divestitures	(1,064)	(2,232)	(3,296)
Foreign currency translation	45,830	56,898	102,728
Balance June 30, 2023	$7,682,755	$2,945,839	$10,628,594

Acquisitions represent goodwill resulting from the preliminary purchase price allocation for the Acquisition during the measurement period. Refer to Note 3 for further discussion.
Divestitures represent goodwill associated with the sale of businesses during 2023 and 2022.
Goodwill reclassified to held for sale, which was allocated using the relative fair value method, relates to the aircraft wheel and brake business. Refer to Note 3 for further discussion.
Goodwill is tested for impairment at the reporting unit level annually and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. Our annual impairment tests performed in 2023, 2022 and 2021 resulted in no impairment loss being recognized.
Intangible assets are amortized on a straight-line method over their legal or estimated useful lives. The gross carrying value and accumulated amortization for each major category of intangible asset at June 30 are as follows:

	2023		2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$2,128,847	$352,040	$990,775	$259,587
Trade names	1,047,678	390,737	727,820	339,244
Customer relationships and other	8,109,063	2,092,197	3,735,042	1,718,989
Total	$11,285,588	$2,834,974	$5,453,637	$2,317,820

Total intangible asset amortization expense in 2023, 2022 and 2021 was $501 million, $314 million and $325 million, respectively. The estimated intangible asset amortization expense for the five years ending June 30, 2024 through 2028 is $550 million, $528 million, $523 million, $518 million and $508 million, respectively.

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred in 2023, 2022 or 2021.
9.    Financing Arrangements
The Company has a line of credit totaling $3.0 billion through a multi-currency revolving credit agreement with a group of banks, of which $1.2 billion was available for borrowing as of June 30, 2023. During 2023, the Company amended its credit agreement by extending the expiration to June 2028. The Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the agreement. The credit agreement requires the payment of an annual facility fee, the amount of which may increase in the event our credit ratings are lowered. Although a lowering of our credit ratings would likely increase the cost of future debt, it would not limit our ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
The Company is currently authorized to sell up to $3.0 billion of short-term commercial paper notes. There were $1.8 billion commercial paper notes outstanding at June 30, 2023 and $1.4 billion were outstanding at June 30, 2022. The Company had no outstanding borrowings from foreign banks at June 30, 2023 and 2022. The weighted-average interest rate on notes payable outstanding at June 30, 2023 and 2022 was 5.6 percent and 0.7 percent, respectively.
In the ordinary course of business, some of our locations may enter into financial guarantees through financial institutions which enable customers to be reimbursed in the event of nonperformance by the Company.
The Company's credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the applicable agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the applicable agreements. Based on our rating level at June 30, 2023, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. As of June 30, 2023, our debt to debt-shareholders' equity ratio was 0.55 to 1.0. We are in compliance with all covenants.

10.    Debt

June 30,	2023	2022
Domestic:
Fixed rate medium-term notes, 3.30% to 6.25%, due 2025 - 2045	$1,825,000	$2,125,000
Senior Notes, 2.70% to 4.50%, due 2024 - 2049	7,275,000	7,275,000
Term Loan Facility, due 2026	875,000	—
Foreign:
Euro Senior Notes, 1.125%, due 2025	763,770	733,950
Other long-term debt	106,598	11,127
Deferred debt issuance costs	(74,713)	(86,972)
Total long-term debt	10,770,655	10,058,105
Less: Long-term debt payable within one year	1,974,371	302,280
Long-term debt, net	$8,796,284	$9,755,825

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
In September 2022, the Company fully drew against the $2.0 billion delayed-draw Term Loan Facility, which will mature in its entirety in September 2025. We used the proceeds of the Term Loan Facility to finance a portion of the Acquisition. At June 30, 2023, the Term Loan Facility had an interest rate of Secured Overnight Financing Rate plus 122.5 bps. Interest payments are made at the interest reset dates, which are either one, three, or six months at the discretion of the Company.

Additionally, the provisions of the Term Loan Facility allow for prepayments at the Company's discretion. During 2023, we made principal payments totaling $1.1 billion related to the Term Loan Facility.

Principal amounts of long-term debt payable in the five years ending June 30, 2024 through 2028 are $1,980 million, $1,268 million, $879 million, $704 million and $1,204 million, respectively. The principal amounts of long-term debt payable exclude the amortization of debt issuance costs.
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

The components of lease expense are as follows:

	2023	2022	2021
Operating lease expense	$60,411	$46,026	$48,171
Finance lease cost:
Amortization of lease assets	5,604	1,861	1,576
Interest on lease liabilities	4,383	390	455
Short-term lease cost	7,577	7,041	7,674
Variable lease cost	5,747	5,849	5,835
Total lease cost	$83,722	$61,167	$63,711

Supplemental cash flow information related to leases is as follows:

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$57,717	$45,371	$47,080
Operating cash outflows - interest payments on finance leases	4,383	390	455
Financing cash outflows - payments on finance lease obligations	5,141	1,992	1,713
Right-of-use assets obtained in exchange for operating lease obligations	45,365	50,925	41,637
Right-of-use assets obtained in exchange for finance lease obligations	1,340	—	3,834

Supplemental balance sheet information related to operating leases is as follows:

	2023	2022
Operating Leases
Operating lease right-of-use assets (included within Investments and other assets)	$232,733	$133,412

Current operating lease liabilities (included within Other accrued liabilities)	$50,523	$36,023
Long-term operating lease liabilities (included within Other liabilities)	187,445	100,337
Total operating lease liabilities	$237,968	$136,360

Finance Leases
Land and buildings	$107,910	$9,223
Machinery and equipment	5,113	5,066
Accumulated depreciation	(8,196)	(3,836)
Net property, plant and equipment	$104,827	$10,453

Current portion of long-term debt (included within Other accrued liabilities)	$4,198	$1,691
Long-term debt (included within Other liabilities)	100,889	8,575
Total finance lease liabilities	$105,087	$10,266

Weighted-average remaining lease term
Operating leases	6.9 years	5.6 years
Finance leases	20.8 years	15.7 years

Weighted-average discount rate
Operating leases	3.9%	1.6%
Finance leases	5.2%	3.3%

Maturities of lease liabilities at June 30, 2023 are as follows:

	Operating Leases	Finance Leases
2024	$58,351	$9,483
2025	49,196	8,871
2026	38,352	8,792
2027	28,590	8,896
2028	21,481	8,936
Thereafter	82,407	128,519
Total lease payments	$278,377	$173,497
Less imputed interest	40,409	68,410
Total lease liabilities	$237,968	$105,087

12.    Retirement Benefits
Pensions - The Company has noncontributory defined benefit pension plans covering eligible employees, including certain employees in foreign countries. Our largest plans are generally closed to new participants. Plans for most salaried employees provide pay-related benefits based on years of service. Plans for hourly employees generally provide benefits based on flat-dollar amounts and years of service. We also have arrangements for certain key employees, which provide for supplemental retirement benefits. In general, the Company's policy is to fund these plans based on legal requirements, tax considerations, local practices and investment opportunities. We also sponsor defined contribution plans and participate in government-sponsored programs in certain foreign countries.
A summary of the Company's defined benefit pension plans follows:

	2023	2022	2021
Benefit cost
Service cost	$57,418	$76,638	$84,188
Interest cost	225,468	110,250	102,475
Expected return on plan assets	(311,145)	(267,888)	(267,579)
Amortization of prior service cost	931	4,103	5,325
Amortization of unrecognized actuarial loss	17,178	157,288	207,897
Amortization of transition obligation	—	8	18
One-time charges related to divestitures	(2,480)	—	—
Net periodic benefit cost	$(12,630)	$80,399	$132,324

Components of net pension benefit cost, other than service cost, are included in other expense (income), net in the Consolidated Statement of Income.

	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$4,959,319	$6,323,003
Service cost	57,418	76,638
Interest cost	225,468	110,250
Acquisition	1,181,139	—
Plan amendments	2,521	(5,691)
Divestiture	(1,779)	—
Actuarial gain	(349,476)	(1,097,053)
Benefits paid	(312,758)	(256,868)
Foreign currency translation and other	73,839	(190,960)
Benefit obligation at end of year	$5,835,691	$4,959,319

Change in plan assets
Fair value of plan assets at beginning of year	$4,362,153	$5,305,577
Actual gain (loss) on plan assets	31,399	(605,642)
Acquisition	1,140,707	—
Employer contributions	153,038	96,717
Benefits paid	(312,758)	(256,868)
Foreign currency translation and other	80,756	(177,631)
Fair value of plan assets at end of year	$5,455,295	$4,362,153
Funded status	$(380,396)	$(597,166)

Amounts recognized on the Consolidated Balance Sheet
Investments and other assets	$145,809	$103,632
Other accrued liabilities	(57,783)	(19,307)
Pensions and other postretirement benefits	(468,422)	(681,491)
Net amount recognized	$(380,396)	$(597,166)

Amounts recognized in Accumulated Other Comprehensive (Loss)
Net actuarial loss	$593,937	$672,775
Prior service cost	6,489	4,901
Net amount recognized	$600,426	$677,676

The presentation of the amounts recognized on the Consolidated Balance Sheet and in accumulated other comprehensive (loss) is on a debit (credit) basis and excludes the effect of income taxes.

As of the date of the Acquisition, the Meggitt plans were remeasured at fair value using accounting policies consistent with Parker plans.

At June 30, 2023, the benefit obligation increased primarily due to plans acquired with the Acquisition partially offset by increased discount rates. At June 30, 2022, the benefit obligation decreased primarily due to significantly higher discount rates.
The plans acquired with the Acquisition are the primary contributing factor for the increase in plan assets' fair value during 2023. In 2022, investment (losses) were the largest driver for the decrease in plan assets.
The accumulated benefit obligation for all defined benefit plans was $5.7 billion and $4.8 billion at June 30, 2023 and 2022, respectively.

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	2023	2022
Accumulated benefit obligation	$4,352,952	$4,284,601
Fair value of plan assets	3,955,284	3,742,513
Information for pension plans with projected benefit obligations in excess of plan assets:

	2023	2022
Projected benefit obligation	$4,545,650	$4,483,486
Fair value of plan assets	4,019,445	3,782,688
We expect to make cash contributions of approximately $171 million to our defined benefit pension plans in 2024, the majority of which relates to our non-U.S. plans. Estimated future benefit payments in the five years ending June 30, 2024 through 2028 are $413 million, $413 million, $380 million, $387 million and $388 million, respectively, and $2.0 billion in the aggregate for the five years ending June 30, 2029 through June 30, 2033.
The assumptions used to measure net periodic benefit cost for the Company's significant defined benefit plans are:

	2023	2022	2021
U.S. defined benefit plan
Discount rate	4.36%	2.55%	2.36%
Average increase in compensation	3.35%	3.05%	2.98%
Expected return on plan assets	6.50%	6.50%	6.75%
Non-U.S. defined benefit plans
Discount rate	0.60 to 5.06%	0.25 to 2.95%	0.20 to 3.03%
Average increase in compensation	1.75 to 4.00%	1.75 to 4.50%	1.75 to 4.50%
Expected return on plan assets	1.00 to 5.10%	1.00 to 4.50%	1.00 to 5.40%
The assumptions used to measure the benefit obligation for the Company's significant defined benefit plans are:

	2023	2022
U.S. defined benefit plan
Discount rate	4.88%	4.36%
Average increase in compensation	3.81%	3.81%
Non-U.S. defined benefit plans
Discount rate	0.90 to 5.20%	0.60 to 5.06%
Average increase in compensation	2.00 to 4.40%	1.75 to 4.00%

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

The weighted-average allocation of the majority of the assets related to defined benefit plans is as follows:

	2023	2022
Equity securities	30%	31%
Debt securities	45%	43%
Other investments	25%	26%
	100%	100%

The weighted-average target asset allocation as of June 30, 2023 is 39 percent equity securities, 45 percent debt securities and 16 percent other investments. The investment strategy for the Company's worldwide defined benefit pension plan assets focuses on achieving prudent actuarial funding ratios while maintaining acceptable levels of risk in order to provide adequate liquidity to meet immediate and future benefit requirements. This strategy requires investment portfolios that are broadly diversified across various asset classes and external investment managers. Assets held in the U.S. defined benefit plan account for approximately 65 percent of our total defined benefit plan assets. The overall investment strategy with respect to our U.S. defined benefit plan is to use a funding strategy more heavily weighted toward liability-hedging assets as the funded status improves. Over time, we will continue to add long duration fixed income investments to the portfolio. These securities are highly correlated with our pension liabilities and will be managed in a liability framework.
The fair values of pension plan assets at June 30, 2023 and at June 30, 2022, by asset class, are as follows:

	June 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$341,812	$333,978	$7,834	$—
Equity securities
U.S. based companies	538,118	523,649	14,469	—
Non-U.S. based companies	152,354	76,173	76,181	—
Fixed income securities
Corporate debt securities	464,056	118,536	345,520	—
Government issued securities	610,326	570,368	39,958	—
Mutual funds
Equity funds	11,406	11,406	—	—
Fixed income funds	357	357	—	—
Mutual funds measured at net asset value	264,346
Common/Collective trusts measured at net asset value	2,626,832
Limited Partnerships measured at net asset value	137,077
Miscellaneous	308,610	—	308,610	—
Total at June 30, 2023	$5,455,294	$1,634,467	$792,572	$—

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$201,053	$190,616	$10,437	$—
Equity securities
U.S. based companies	327,122	327,122	—	—
Non-U.S. based companies	8,700	8,700	—	—
Fixed income securities
Corporate debt securities	380,694	1,309	379,385	—
Government issued securities	87,650	55,201	32,449	—
Mutual funds
Equity funds	9,085	9,085	—	—
Fixed income funds	9,679	9,679	—	—
Mutual funds measured at net asset value	279,849
Common/Collective trusts measured at net asset value	2,718,445
Limited Partnerships measured at net asset value	133,026
Miscellaneous	206,850	—	206,850	—
Total at June 30, 2022	$4,362,153	$601,712	$629,121	$—

Cash and cash equivalents are valued at cost, which approximates fair value. During 2021, the U.S. defined benefit plan implemented a new liability-hedging initiative that requires the plan to maintain a certain cash balance. At June 30, 2023, this required cash balance totaled approximately $49 million.
Equity securities are valued at the closing price reported on the active market on which the individual securities are traded. U.S. based companies include Parker stock with a fair value of $519 million and $327 million as of June 30, 2023 and 2022, respectively.
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

	2023	2022	2021
Shares held by ESOP	3,779,985	4,125,214	4,497,902
Company matching contributions	$104,237	$87,554	$66,249
In addition to shares within the ESOP, as of June 30, 2023, employees have elected to invest in 1,115,612 shares of common stock within a company stock fund of the savings and investment 401(k) plan.

The Company has a retirement income account ("RIA") within our legacy savings and investment 401(k) plan. We make a cash contribution to the participant's RIA each year and participants do not contribute to the RIA. Prior to January 1, 2021, the amount of the annual contribution was based on the participant's age and years of service. Beginning January 1, 2021, we amended the RIA ensuring most participants receive a flat three percent annual contribution of eligible compensation with some grandfathered participants receiving annual contributions calculated at a higher percent of eligible compensation. Under the amended RIA, no participant will receive less than the flat three percent contribution. The Company recognized $63 million, $57 million and $42 million in expense related to the RIA in 2023, 2022 and 2021, respectively.
In September 2023, we acquired several defined contribution plans, relating to the Meggitt acquisition, which are comprised of similar company matching contributions and RIA features as our legacy plan. During the year we recorded additional company matching expense of $9 million and additional RIA type expense of $11 million for the acquired plan.
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
The Company recognized $2 million, $1 million and $1 million in expense related to other postretirement benefits in 2023, 2022 and 2021, respectively. Components of net other postretirement benefit cost, other than service cost, are included in other expense (income), net in the Consolidated Statement of Income.

	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$48,876	$63,739
Service cost	330	206
Interest cost	3,004	982
Acquisition	39,112	—
Actuarial gain	(4,403)	(11,220)
Benefits paid	(8,352)	(4,831)
Benefit obligation at end of year	$78,567	$48,876
Funded status	$(78,567)	$(48,876)

Amounts recognized on the Consolidated Balance Sheet
Other accrued liabilities	$(7,831)	$(4,971)
Pensions and other postretirement benefits	(70,736)	(43,905)
Net amount recognized	$(78,567)	$(48,876)

Amounts recognized in Accumulated Other Comprehensive (Loss)
Net actuarial gain	$(17,952)	$(15,154)
The presentation of the amounts recognized on the Consolidated Balance Sheet and in accumulated other comprehensive (loss) is on a debit (credit) basis and is before the effect of income taxes.
As of the date of the Acquisition, the Meggitt plans were remeasured at fair value using accounting policies consistent with Parker plans.
The increase in the benefit obligation is due to the Acquisition in 2023. The decrease in the benefit obligation in 2022 is due to significantly higher discount rates and updated census data and actuarial assumptions.

The assumptions used to measure the net periodic benefit cost for postretirement benefit obligations are:

	2023	2022	2021
Discount rate	4.26%	2.36%	2.14%
Current medical cost trend rate (Pre-65 participants)	6.73%	6.45%	6.73%
Current medical cost trend rate (Post-65 participants)	6.81%	6.72%	7.03%
Ultimate medical cost trend rate	4.50%	4.50%	4.50%
Medical cost trend rate decreases to ultimate in year	2031	2029	2028
The discount rate assumption used to measure the benefit obligation was 4.86 percent and 4.26 percent in 2023 and 2022, respectively.
Estimated future benefit payments for other postretirement benefits in the five years ending June 30, 2024 through 2028 are $8 million, $7 million, $7 million, $7 million and $7 million, respectively, and $29 million in the aggregate for the five years ending June 30, 2029 through June 30, 2033.
Other - The Company has established nonqualified deferred compensation programs, which permit officers, directors and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred, company matching contributions and earnings on the deferrals. In addition, we maintain a defined contribution nonqualified supplemental executive pension plan in which the Company is the only contributor. During 2023, 2022 and 2021, we recorded expense (income) relating to these programs of $20 million, $(21) million and $45 million, respectively.
The Company has invested in corporate-owned life insurance policies to assist in meeting the obligations under these programs. The policies are held in a rabbi trust and are recorded as assets of the Company.
13.    Equity
Changes in accumulated other comprehensive (loss) in shareholders' equity by component:

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance June 30, 2021	$(865,865)	$(700,862)	$(1,566,727)
Other comprehensive (loss) income before reclassifications	(290,853)	185,101	(105,752)
Amounts reclassified from accumulated other comprehensive (loss)	7,647	121,634	129,281
Balance June 30, 2022	$(1,149,071)	$(394,127)	$(1,543,198)
Other comprehensive income before reclassifications	187,027	53,172	240,199
Amounts reclassified from accumulated other comprehensive (loss)	—	10,127	10,127
Balance June 30, 2023	$(962,044)	$(330,828)	$(1,292,872)
Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity during 2023:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(931)	Other expense (income), net
Recognized actuarial loss	(15,573)	Other expense (income), net
Divestiture activity	2,480	Other expense (income), net
Total before tax	(14,024)
Tax benefit	3,897
Net of tax	$(10,127)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity during 2022:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(4,111)	Other expense (income), net
Recognized actuarial loss	(156,912)	Other expense (income), net
Total before tax	(161,023)
Tax benefit	39,389
Net of tax	$(121,634)
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
The number of common shares repurchased at the average purchase price follows:

	2023	2022	2021
Shares repurchased	663,599	1,281,818	331,259
Average price per share, including commissions	$301.39	$296.71	$301.88

14.    Stock Incentive Plans

The Company's 2016 Omnibus Stock Incentive Plan ("2016 SIP") provides for the granting of share-based incentive awards in the form of nonqualified stock options, stock appreciation rights ("SARs"), restricted stock units ("RSUs") and restricted and unrestricted stock to officers and key employees of the Company. On October 23, 2019, the number of shares of common stock authorized for issuance under the 2016 SIP increased to 23.8 million shares. At June 30, 2023, 6.4 million common stock shares were available for future issuance.
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
The fair value of each SAR award granted in 2023, 2022 and 2021 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2023	2022	2021
Risk-free interest rate	3.0%	0.8%	0.4%
Expected life of award	5.6 years	5.6 years	5.4 years
Expected dividend yield of stock	1.8%	1.9%	2.0%
Expected volatility of stock	37.1%	35.7%	35.2%
Weighted-average fair value	$97.70	$81.71	$53.92
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

SAR activity during 2023 is as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding June 30, 2022	4,099,144	$172.27
Granted	605,135	$298.26
Exercised	(800,815)	$134.38
Canceled	(30,035)	$263.62
Outstanding June 30, 2023	3,873,429	$199.08	6.0 years	$739.7
Exercisable June 30, 2023	2,737,336	$165.45	5.0 years	$614.8
A summary of the status and changes of shares subject to SAR awards and the related average price per share follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2022	1,212,497	$60.44
Granted	605,135	$97.36
Vested	(654,784)	$52.13
Canceled	(26,755)	$83.35
Nonvested June 30, 2023	1,136,093	$84.36

During 2023, 2022 and 2021, we recognized stock-based compensation expense of $51 million, $37 million and $35 million, respectively, relating to SAR awards. The Company derives a tax deduction measured by the excess of the market value over the grant price at the date stock-based awards are exercised. The related income tax benefit was credited to income tax expense.
At June 30, 2023, $19 million of expense with respect to nonvested SAR awards has yet to be recognized and will be amortized into expense over a weighted-average period of approximately 23 months. The total fair value of shares vested during 2023, 2022 and 2021 was $34 million, $29 million and $25 million, respectively.

Information related to SAR awards exercised during 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Net cash proceeds	$3,476	$2,831	$4,684
Intrinsic value	$158,452	$97,002	$225,025
Income tax benefit	$26,854	$15,845	$37,437
Number of shares surrendered	152,835	98,673	316,330

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

The fair value of each RSU award granted in 2023, 2022 and 2021 was based on the fair market value of our common stock on the date of grant. A summary of the status and changes of shares subject to RSU awards for employees and the related average price per share follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2022	277,902	$224.40
Granted	93,336	$298.54
Vested	(155,718)	$194.46
Canceled	(9,999)	$262.95
Nonvested June 30, 2023	205,521	$278.88
During 2023, 2022 and 2021, we recognized stock-based compensation expense of $27 million, $26 million and $26 million, respectively, relating to RSU awards for employees. At June 30, 2023, $18 million of expense with respect to nonvested RSU awards has yet to be recognized and will be amortized into expense over a weighted-average period of approximately 21 months. The total fair value of RSU awards vested during 2023, 2022 and 2021 was $30 million, $26 million and $21 million, respectively. We recognized an income tax benefit of $2 million, $4 million and $1 million relating to the issuance of common stock for RSU awards that vested during 2023, 2022 and 2021, respectively.
Additionally, we granted RSUs with a one-year vesting period to non-employee members of the Board of Directors. Recipients receive a dividend equivalent payable in common shares, equal to the cash dividend per share paid to common shareholders. A summary of the status and changes of shares subject to Board of Directors RSU awards and the related average price per share follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2022	5,620	$297.89
Granted	6,638	$278.99
Vested	(5,650)	$297.89
Canceled	(383)	$278.90
Nonvested June 30, 2023	6,225	$278.90
The fair value of each RSU award granted to the Board of Directors in 2023, 2022 and 2021 was based on the fair market value of our common stock on the date of grant. In 2023, 2022 and 2021, we recognized stock-based compensation expense of $1.9 million, $1.8 million and $1.5 million, respectively, relating to these awards. During 2023, 2022 and 2021, we recognized an income tax (cost) benefit of $(0.02) million, $0.2 million and $2.1 million, respectively, related to the vesting of Board of Directors RSU awards. At June 30, 2023, $0.4 million of expense with respect to nonvested RSU awards granted to the Board of Directors has yet to be recognized and will be amortized into expense over a weighted-average period of approximately three months.
LTIP - The Company's Long Term Incentive Plans ("LTIP") provide for the issuance of unrestricted stock to certain officers and key employees based on the attainment of certain goals relating to our revenue growth, earnings per share growth and return on invested capital during the three-year performance period.

Stock issued and surrendered for LTIP	2023	2022	2021
LTIP three-year plan	2020-21-22	2019-20-21	2018-19-20
Number of shares issued	204,175	251,783	210,864
Number of shares surrendered	102,120	124,007	105,402
Share value on date of issuance	$311.65	$271.38	$317.60
Total value of shares issued	$63,631	$68,329	$66,970
Under the Company's 2021-22-23 LTIP, a payout of unrestricted stock will be issued in April 2024.

The fair value of each LTIP award granted in 2023, 2022 and 2021 was based on the fair market value of our common stock on the date of grant. These nonvested LTIP awards entitle participants to earn a dividend equivalent unit, payable in common shares, equal to the cash dividend per share paid to common shareholders. These dividend equivalent units do not have dividend or voting rights and are subject to the same performance goals as the initial award granted. A summary of shares relating to the LTIP and the related average price per share follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2022	417,789	$246.63
Granted	186,194	$301.64
Vested	(199,143)	$205.95
Canceled	(12,233)	$279.75
Nonvested June 30, 2023	392,607	$292.32
During 2023, 2022 and 2021, we recorded stock-based compensation expense of $63 million, $72 million and $59 million, respectively, relating to the LTIP. During 2023, 2022 and 2021, we recognized an income tax benefit of $4 million, $5 million and $2 million, respectively, relating to the LTIP.
15.    Research and Development
Independent research and development costs amounted to $258 million in 2023, $191 million in 2022 and $205 million in 2021. Pre-production expense incurred in connection with development contracts amounted to $73 million in 2023, $74 million in 2022 and $54 million in 2021.
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
The carrying value of long-term debt, which excludes the impact of net unamortized debt issuance costs, and estimated fair value of long-term debt at June 30 are as follows:

	2023	2022
Carrying value of long-term debt	$10,845,359	$10,145,077
Estimated fair value of long-term debt	10,221,563	9,709,407
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

In connection with the Acquisition, the Company entered into deal-contingent forward contracts during October 2021 to mitigate the risk of appreciation in the GBP-denominated purchase price. The deal-contingent forward contracts had an aggregate notional amount of £6.4 billion, and were settled in September 2022 in connection with the Acquisition. In June 2022, we amended the agreement to include a credit support annex ("CSA") obligating Parker to post $250 million of cash collateral, which was recorded within non-trade and notes receivables on the Consolidated Balance Sheet. In July 2022, the Company received, and subsequently deposited into the escrow account, the $250 million cash collateral previously posted. Cash flows associated with the cash collateral are recorded in cash flow from investing activities on the Consolidated Statement of Cash Flows.
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported on the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	2023	2022
Net investment hedges
Cross-currency swap contracts	Investments and other assets	$21,578	$21,444
Other derivative contracts
Forward exchange contracts	Non-trade and notes receivable	—	20,976
Forward exchange contracts	Other accrued liabilities	—	5,651
Deal-contingent forward contracts	Other accrued liabilities	—	1,015,426
Costless collar contracts	Non-trade and notes receivable	—	351
Costless collar contracts	Other accrued liabilities	—	1,578

The cross-currency swap, forward exchange, deal-contingent forward and costless collar contracts are reflected on a gross basis in the Consolidated Balance Sheet. The Company has not entered into any master netting arrangements.
The €69 million, €290 million and ¥2.1 billion cross-currency swap contracts have been designated as hedging instruments. The forward exchange, deal-contingent forward and costless collar contracts, as well as cross-currency swap contracts acquired as part of the Acquisition, have not been designated as hedging instruments and are considered to be economic hedges of forecasted transactions.
The forward exchange and costless collar contracts, as well as the cross-currency swap contracts acquired as part of the Acquisition, are adjusted to fair value by recording gains and losses through the cost of sales caption in the Consolidated Statement of Income. The deal-contingent forward contracts are adjusted to fair value by recording gains and losses through the other expense (income), net caption in the Consolidated Statement of Income.
Derivatives designated as hedges are adjusted to fair value by recording gains and losses through accumulated other comprehensive (loss) on the Consolidated Balance Sheet until the hedged item is recognized in earnings. We assess the effectiveness of the €69 million, €290 million and ¥2.1 billion cross-currency swap hedging instruments using the spot method. Under this method, the periodic interest settlements are recognized directly in earnings through interest expense.
Gains (losses) on derivative financial instruments were recorded in the Consolidated Statement of Income as follows:

	2023	2022	2021
Deal-contingent forward contracts	$(389,992)	$(1,015,426)	$—
Forward exchange contracts	(7,259)	55,860	15,879
Costless collar contracts	11,528	(4,364)	(2,092)
Cross-currency swap contracts	(18,739)	—	—
Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	2023	2022
Cross-currency swap contracts	$451	$69,992
Foreign currency denominated debt	(22,534)	72,670
During 2023, 2022, and 2021, the periodic interest settlements related to the cross-currency swaps were not material.

A summary of financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2023 and 2022 are as follows:

	June 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives	$21,578	$—	$21,578	$—

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity securities	$13,038	$13,038	$—	$—
Derivatives	42,771	—	42,771	—
Liabilities:
Derivatives	1,022,655	—	1,022,655	—
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
Environmental - We are currently responsible for environmental matters primarily relating to known exposures arising from environmental litigation, investigations, and remediation at various manufacturing facilities presently or formerly operated by Parker and for which we have been named as a “potentially responsible party,” along with other companies, at off-site waste disposal facilities and regional sites.
As of June 30, 2023, we had an accrual of $149.4 million for environmental matters, which are probable and reasonably estimable. The accrual is recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities, the amount of our liability in proportion to other responsible parties, and outcomes of litigation.
Our estimated total liability for environmental matters ranges from a minimum of $149.4 million to a maximum of $251.5 million. The largest range for any one site is approximately $27.8 million. The actual costs we will incur are dependent on final determination of contamination and required remedial action, negotiations with governmental authorities with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies, effectiveness of remedial technologies employed, the ability of other responsible parties to pay, outcomes of litigation, and any insurance or other third-party recoveries.

18.    Business Segment Information
The Company operates in two reportable business segments: Diversified Industrial and Aerospace Systems. Both segments utilize eight core technologies, including hydraulics, pneumatics, electromechanical, filtration, fluid and gas handling, process control, engineered materials and climate control, to drive superior customer problem solving and value creation.
The Diversified Industrial Segment is an aggregation of several business units, which manufacture motion-control and fluid power system components for builders and users of various types of manufacturing, packaging, processing, transportation, agricultural, construction, and military vehicles and equipment. Diversified Industrial Segment products are marketed primarily through field sales employees and independent distributors. The Diversified Industrial North American operations have manufacturing plants and distribution networks throughout the United States, Canada and Mexico and primarily service North America. The Diversified Industrial International operations provide Parker products and services to 41 countries throughout Europe, Asia Pacific, Latin America, the Middle East and Africa.
The Aerospace Systems Segment produces actuation, fuel, oil, pneumatic, hydraulic, electric power, sensing, fire suppression, thermal management, and braking systems and components, which are utilized on virtually every domestic commercial and military aircraft. This segment serves original equipment and maintenance, repair and overhaul customers worldwide. Aerospace Systems Segment products are marketed by field sales employees and are sold directly to manufacturers and end users.
The accounting policies of the business segments are the same as those described in the Significant Accounting Policies footnote except that the business segment results are prepared on a basis that is consistent with the manner in which the Company’s management disaggregates financial information for internal review and decision-making.

	2023	2022	2021
Net Sales:
Diversified Industrial:
North America	$8,916,194	$7,703,150	$6,676,449
International	5,789,499	5,638,896	5,283,710
Aerospace Systems	4,359,501	2,519,562	2,387,481
	$19,065,194	$15,861,608	$14,347,640

Segment Operating Income:
Diversified Industrial:
North America	$1,853,079	$1,515,259	$1,247,419
International	1,218,331	1,178,044	988,054
Aerospace Systems	562,444	501,431	402,895
Total segment operating income	3,633,854	3,194,734	2,638,368
Corporate administration	229,677	219,699	178,427
Income before interest expense and other expense	3,404,177	2,975,035	2,459,941
Interest expense	573,894	255,252	250,036
Other expense (income)	150,619	1,105,557	(37,052)
Income before income taxes	$2,679,664	$1,614,226	$2,246,957

Assets:
Diversified Industrial	$15,572,849	$15,838,512	$16,518,688
Aerospace Systems(a)	13,661,086	3,020,606	3,077,395
Corporate	730,537	7,084,825	745,117
	$29,964,472	$25,943,943	$20,341,200

Property Additions:
Diversified Industrial	$292,456	$197,675	$186,233
Aerospace Systems	81,456	27,452	20,705
Corporate	6,835	4,917	3,019
	$380,747	$230,044	$209,957

	2023	2022	2021

Depreciation:
Diversified Industrial	$204,632	$219,206	$229,891
Aerospace Systems	104,286	29,576	32,151
Corporate	8,498	8,532	7,901
	$317,416	$257,314	$269,943

Amortization:
Diversified Industrial	$267,779	$263,430	$274,368
Aerospace Systems	232,934	51,020	51,079
	$500,713	$314,450	$325,447

By Geographic Area(b)
Net Sales:
North America	$12,689,719	$10,216,292	$9,046,162
International	6,375,475	5,645,316	5,301,478
	$19,065,194	$15,861,608	$14,347,640
Long-Lived Assets:
North America	$1,828,457	$1,398,966	$1,448,109
International	1,036,573	723,792	818,367
	$2,865,030	$2,122,758	$2,266,476

(a) Includes an investment in a joint venture in which ownership is 50 percent or less and in which the Company does not have     operating control (2023 - $216 million; 2022 - $211 million; 2021 - $219 million) and assets held for sale (2022 - $66 million).
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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

ITEM 9A. Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective.
The Company acquired Meggitt on September 12, 2022. As a result of the Acquisition, management is in the process of integrating, evaluating and, where necessary, implementing changes in controls and procedures. Other than with respect to the Acquisition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report On Internal Control Over Financial Reporting
Our management, including the principal executive officer and the principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). We assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. We have excluded Meggitt from our evaluation of internal control over financial reporting as of June 30, 2023 because it was acquired in a business combination during the year. Total assets and total revenue that were excluded from management's assessment represented approximately 36% and 11%, respectively, of consolidated total assets and net sales, as of and for the year ended June 30, 2023. In making this assessment, we used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013).” We concluded that based on our assessment, the Company's internal control over financial reporting was effective as of June 30, 2023.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of June 30, 2023, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B. Other Information. None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2023.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections. Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance. Information required with respect to the Directors of the Company is set forth under the caption "Item I – Election of Directors" in the definitive Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders, to be held October 25, 2023 (the "2023 Proxy Statement"), and is incorporated herein by reference. Information with respect to the executive officers of the Company is included in Part I, Item 1C of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."
The information set forth under the caption "Delinquent Section 16(a) Reports" in the 2023 Proxy Statement is incorporated herein by reference.
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
The information set forth under the captions "Board Committees; Committee Charters - Audit Committee" and "Board and Committee Structure - Board Committees; Committee Charters" in the 2023 Proxy Statement is incorporated herein by reference.

ITEM 11. Executive Compensation. The information set forth under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," and "Compensation Tables" in the 2023 Proxy Statement is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information set forth under the caption "Principal Shareholders" in the 2023 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information. The following table sets forth certain information regarding the Company's equity compensation plans as of June 30, 2023, unless otherwise indicated.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Equity compensation plans
Equity compensation plans approved by security holders	4,870,389(1)	$203.21	16,364,821(2)
Equity compensation plans not approved by security holders	—	—	—
Total	4,870,389	$203.21	16,364,821

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

(2)The maximum number of shares of our common stock that may be issued under the Amended and Restated 2016 Omnibus Stock Incentive Plan is 23.8 million shares, of which approximately 6.4 million shares are available for future issuance. The maximum number of shares that may be issued under the Global Employee Stock Purchase Plan is 10 million shares, of which approximately 9.9 million shares are still available for future issuance.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence. The information set forth under the captions "Other Governance Matters - Review and Approval of Transactions with Related Persons" and "Item 1 - Election of Directors - Director Independence" in the 2023 Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services. The information set forth under the captions "Audit Fees and All Other Fees" and "Audit Committee Pre-Approval Policies and Procedures" in the 2023 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

a. The following are filed as part of this report:

Exhibit No.	Description of Exhibit
Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

(2)(a)
Rule 2.7 Announcement in connection with Parker-Hannifin Corporation's acquisition of Meggitt plc, dated August 2, 2021, incorporated by reference to Exhibit 2.1 of Registrant's Report on Form 8-K filed with the SEC on August 3, 2021 (Commission file No. 1-4982).

Articles of Incorporation and By-Laws:

(3)(a)	Amended Articles of Incorporation, incorporated by reference to Exhibit 3(a) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission File No. 1-4982).

(3)(b)
Amended and Restated Regulations, dated as of April 27, 2023, incorporated by reference to Exhibit 3(a) to the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2023 (Commission File No. 1-4982).

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

(10)(aaa)
Amendment One to the Parker-Hannifin Corporation Amended and Restated Defined Contribution Supplemental Executive Retirement Program, effective August 1, 2022, incorporated by reference to Exhibit 10(a) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).

(10)(bbb)
Amendment Three to the Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan, effective August 1, 2022, incorporated by reference to Exhibit 10(b) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).

(10)(ccc)
Amendment One to the Parker-Hannifin Corporation Amended and Restated Savings Restoration Plan, effective August 1, 2022, incorporated by reference to Exhibit 10(c) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).

(10)(ddd)
Amendment One to the Amended and Restated Deferred Compensation Plan for Directors of Parker-Hannifin Corporation, effective August 1, 2022, incorporated by reference to Exhibit 10(d) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).

(10)(eee)
Parker-Hannifin Corporation Annual Cash Incentive Plan, effective July 1, 2022, incorporated by reference to Exhibit 10(e) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).

(10)(fff)
Parker-Hannifin Corporation Deferred Compensation Plan, effective January 1, 2023, incorporated by reference to Exhibit 10(f) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).

(10)(ggg)
Parker-Hannifin Corporation Deferred Compensation Plan Adoption Agreement, effective January 1, 2023, incorporated by reference to Exhibit 10(g) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).

(10)(hhh)
Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance bonus Plan, as Amended and Restated, effective as of January 25, 2023, incorporated by reference to Exhibit 10(a) to Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2023 (Commission File No. 1-4982).

(10)(iii)
Parker-Hannifin Corporation Deferred Compensation Plan Adoption Agreement, effective January 1, 2023, incorporated by reference to Exhibit 10(g) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).

(10)(jjj)
Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance bonus Plan, as Amended and Restated, effective as of January 25, 2023, incorporated by reference to Exhibit 10(a) to Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2023 (Commission File No. 1-4982).

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

*    Submitted electronically herewith.
Attached as Exhibit 101 to this Annual Report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended June 30, 2023, 2022 and 2021, (ii) Consolidated Statement of Comprehensive Income for the years ended June 30, 2023, 2022 and 2021, (iii) Consolidated Balance Sheet at June 30, 2023 and 2022, (iv) Consolidated Statement of Cash Flows for the years ended June 30, 2023, 2022 and 2021, (v) Consolidated Statement of Equity for the years ended June 30, 2023, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.
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

August 24, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Signature and Title
THOMAS L. WILLIAMS, Executive Chairman of the Board of Directors, JENNIFER A. PARMENTIER, Director and Principal Executive Officer, ANGELA R. IVES, Principal Accounting Officer; LEE C. BANKS, Director; JILLIAN C. EVANKO, Director; LANCE M. FRITZ, Director; LINDA A. HARTY, Director; KEVIN A. LOBO, Director; JOSEPH SCAMINACE, Director; ÅKE SVENSSON, Director; LAURA K. THOMPSON, Director; JAMES R. VERRIER, Director; and JAMES L. WAINSCOTT, Director.
Date: August 24, 2023

/s/ Todd M. Leombruno
Todd M. Leombruno, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Attorney-in-Fact for the officers and directors signing in the capacities indicated)

PARKER-HANNIFIN CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2021, 2022 AND 2023
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other (Deductions)/ Additions (A)	Balance at End of Period
Allowance for credit losses:
Year ended June 30, 2021	$11,644	$4,673	$(4,239)	$12,078
Year ended June 30, 2022	$12,078	$1,719	$(3,855)	$9,942
Year ended June 30, 2023	$9,942	$7,379	$15,129	$32,450
Deferred tax asset valuation allowance:
Year ended June 30, 2021	$771,430	$94,781	$(447)	$865,764
Year ended June 30, 2022	$865,764	$36,111	$—	$901,875
Year ended June 30, 2023	$901,875	$163,178	$13,301	$1,078,354

(A)For allowance for credit losses, net balance is comprised of deductions due to divestitures or uncollectible accounts charged off, additions due to acquisitions or recoveries, and currency translation adjustments. For deferred tax asset valuation allowance, the balance primarily represents adjustments due to acquisitions.