Form 10-Q
period 2023-09-30
PARKER HANNIFIN CORP
filed 2023-11-07
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes  ☐    No  ☒
Number of Common Shares outstanding at September 30, 2023: 128,475,824

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2023	2022
Net sales	$4,847,488	$4,232,775
Cost of sales	3,097,349	2,795,456
Selling, general and administrative expenses	873,691	835,804
Interest expense	134,468	117,794
Other income, net	(78,455)	(19,624)
Income before income taxes	820,435	503,345
Income taxes	169,363	115,308
Net income	651,072	388,037
Less: Noncontrolling interest in subsidiaries' earnings	245	183
Net income attributable to common shareholders	$650,827	$387,854

Earnings per share attributable to common shareholders:
Basic	$5.07	$3.02
Diluted	$4.99	$2.98

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2023	2022
Net income	$651,072	$388,037
Less: Noncontrolling interests in subsidiaries' earnings	245	183
Net income attributable to common shareholders	650,827	387,854

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(222,532)	(306,483)
Retirement benefits plan activity	818	4,771
Other comprehensive (loss)	(221,714)	(301,712)
Less: Other comprehensive income (loss) for noncontrolling interests	361	(1,130)
Other comprehensive (loss) attributable to common shareholders	(222,075)	(300,582)
Total comprehensive income attributable to common shareholders	$428,752	$87,272

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(Unaudited)

	September 30, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$448,926	$475,182
Marketable securities and other investments	7,930	8,390
Trade accounts receivable, net	2,740,420	2,827,297
Non-trade and notes receivable	296,097	309,167
Inventories	3,028,748	2,907,879
Prepaid expenses and other	307,474	306,314
Total current assets	6,829,595	6,834,229
Property, plant and equipment	6,870,015	6,865,545
Less: Accumulated depreciation	4,029,507	4,000,515
Property, plant and equipment, net	2,840,508	2,865,030
Deferred income taxes	72,457	81,429
Investments and other assets	1,135,070	1,104,576
Intangible assets, net	8,191,958	8,450,614
Goodwill	10,523,129	10,628,594
Total assets	$29,592,717	$29,964,472
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$3,594,425	$3,763,175
Accounts payable, trade	2,036,752	2,050,934
Accrued payrolls and other compensation	424,537	651,319
Accrued domestic and foreign taxes	505,018	374,571
Other accrued liabilities	1,106,324	895,371
Total current liabilities	7,667,056	7,735,370
Long-term debt	8,596,063	8,796,284
Pensions and other postretirement benefits	493,278	551,510
Deferred income taxes	1,589,833	1,649,674
Other liabilities	671,537	893,355
Total liabilities	19,017,767	19,626,193
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at September 30 and June 30	90,523	90,523
Additional capital	337,162	305,522
Retained earnings	17,501,909	17,041,502
Accumulated other comprehensive (loss)	(1,514,947)	(1,292,872)
Treasury shares, at cost; 52,570,304 shares at September 30 and 52,613,046 shares at June 30	(5,849,265)	(5,817,787)
Total shareholders’ equity	10,565,382	10,326,888
Noncontrolling interests	9,568	11,391
Total equity	10,574,950	10,338,279
Total liabilities and equity	$29,592,717	$29,964,472
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$651,072	$388,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	84,867	66,967
Amortization	155,520	87,014
Stock incentive plan compensation	77,894	65,018
Deferred income taxes	(56,027)	193,620
Foreign currency transaction (gain) loss	(2,011)	36,221
Loss (gain) on disposal of property, plant and equipment	1,333	(4,287)
Gain on sale of businesses	(13,260)	(372,930)
Gain on marketable securities	(18)	(1,361)
Gain on investments	(1,384)	(1,957)
Other	6,944	7,437
Changes in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable, net	63,947	(1,228)
Inventories	(137,995)	(137,143)
Prepaid expenses and other	16,915	(186,579)
Other assets	(38,589)	(95,135)
Accounts payable, trade	4,768	107,579
Accrued payrolls and other compensation	(220,336)	(89,455)
Accrued domestic and foreign taxes	136,916	8,047
Other accrued liabilities	51,443	336,444
Pensions and other postretirement benefits	(53,086)	49,378
Other liabilities	(78,954)	1,671
Net cash provided by operating activities	649,959	457,358
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash of $89,704 in 2022)	—	(7,146,110)
Capital expenditures	(97,746)	(83,555)
Proceeds from sale of property, plant and equipment	710	11,107
Proceeds from sale of businesses	36,691	441,340
Purchases of marketable securities and other investments	(4,477)	(7,687)
Maturities and sales of marketable securities and other investments	4,027	16,467
Payments of deal-contingent forward contracts	—	(1,405,418)
Other	4,801	246,438
Net cash used in investing activities	(55,994)	(7,927,418)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,182	559
Payments for common shares	(79,330)	(67,241)
Acquisition of noncontrolling interests	(2,883)	—
Payments for notes payable, net	(169,785)	(112,430)
Proceeds from long-term borrowings	—	2,000,000
Payments for long-term borrowings	(176,626)	(301,389)
Financing fees paid	—	(8,754)
Dividends paid	(190,420)	(171,176)
Net cash (used in) provided by financing activities	(617,862)	1,339,569
Effect of exchange rate changes on cash	(2,359)	(15,078)
Net decrease in cash, cash equivalents and restricted cash	(26,256)	(6,145,569)
Cash, cash equivalents and restricted cash at beginning of year	475,182	6,647,876
Cash and cash equivalents at end of period	$448,926	$502,307

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts or as otherwise noted)

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2023, the results of operations for the three months ended September 30, 2023 and 2022 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2023 Annual Report on Form 10-K.
Subsequent Events
The Company has evaluated subsequent events that occurred through the date these financial statements were issued. No subsequent events have occurred that required adjustment to or disclosure in these financial statements.
2. New accounting pronouncements
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, "Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations," which requires a buyer in a supplier finance program to disclose information about the program’s nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs, including the outstanding amount under the program, the balance sheet presentation of the outstanding amount, and a rollforward of the obligations in the program. This ASU should be adopted retrospectively for each balance sheet period presented; however, the rollforward information should be provided prospectively. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company adopted the guidance on July 1, 2023, except for the rollforward requirement, which becomes effective July 1, 2024. The adoption did not have a material impact on the Company's consolidated financial statements.
3. Revenue recognition
Revenue is derived primarily from the sale of products in a variety of mobile, industrial and aerospace markets. A majority of the Company’s revenues are recognized at a point in time. However, a portion of the Company’s revenues are recognized over time.
Diversified Industrial Segment revenues by technology platform:

	Three Months Ended
	September 30,
	2023	2022
Motion Systems	$942,314	$906,014
Flow and Process Control	1,181,461	1,204,464
Filtration and Engineered Materials	1,494,753	1,376,295
Total	$3,618,528	$3,486,773

Aerospace Systems Segment revenues by primary market:

	Three Months Ended
	September 30,
	2023	2022
Commercial original equipment manufacturer ("OEM")	$418,616	$264,310
Commercial aftermarket	391,206	204,640
Military OEM	263,065	170,671
Military aftermarket	156,073	106,381
Total	$1,228,960	$746,002

Total Company revenues by geographic region based on the Company's selling operation's location:

	Three Months Ended
	September 30,
	2023	2022
North America	$3,293,091	$2,834,920
Europe	941,715	753,932
Asia Pacific	554,405	588,398
Latin America	58,277	55,525
Total	$4,847,488	$4,232,775
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
Total contract assets and contract liabilities are as follows:

	September 30, 2023	June 30, 2023
Contract assets, current (included within Prepaid expenses and other)	$110,055	$123,705
Contract assets, noncurrent (included within Investments and other assets)	24,334	23,708
Total contract assets	134,389	147,413
Contract liabilities, current (included within Other accrued liabilities)	(222,759)	(244,799)
Contract liabilities, noncurrent (included within Other liabilities)	(53,854)	(78,239)
Total contract liabilities	(276,613)	(323,038)
Net contract liabilities	$(142,224)	$(175,625)
Net contract liabilities at September 30, 2023 decreased from the June 30, 2023 amount primarily due to timing differences between when revenue was recognized and the receipt of advance payments. During the three months ended September 30, 2023, approximately $56 million of revenue was recognized that was included in the contract liabilities at June 30, 2023.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at September 30, 2023 was $10.8 billion, of which approximately 81 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.

4. Acquisitions and divestitures
Acquisitions
On September 12, 2022, we completed the acquisition (the "Acquisition") of all the outstanding ordinary shares of Meggitt plc ("Meggitt") for 800 pence per share, resulting in an aggregate cash purchase price of $7.2 billion, including the assumption of debt.
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
Assets acquired and liabilities assumed are recognized at their respective fair values as of the Acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. During the three months ended September 30, 2023, measurement period adjustments did not have a material impact on the Consolidated Statement of Income. The following table presents the final estimated fair values of Meggitt's assets acquired and liabilities assumed on the Acquisition date.

	June 30, 2023 (previously reported)	Measurement Period Adjustments	September 12, 2022 (Final)
Assets:
Cash and cash equivalents	$89,704	$—	$89,704
Accounts receivable	409,642	1,181	410,823
Inventories	739,304	13,580	752,884
Prepaid expenses and other	102,032	20,673	122,705
Property, plant and equipment	658,997	(1,428)	657,569
Deferred income taxes	34,198	(18,730)	15,468
Other assets	180,991	(647)	180,344
Intangible assets	5,679,200	(28,000)	5,651,200
Goodwill	2,789,080	10,891	2,799,971
Total assets acquired	$10,683,148	$(2,480)	$10,680,668
Liabilities:
Notes payable and long-term debt payable within one year	$308,176	$—	$308,176
Accounts payable, trade	219,842	(705)	219,137
Accrued payrolls and other compensation	87,074	(1)	87,073
Accrued domestic and foreign taxes	21,068	(818)	20,250
Other accrued liabilities	322,040	158,137	480,177
Long-term debt	711,703	—	711,703
Pensions and other postretirement benefits	99,553	(2,028)	97,525
Deferred income taxes	1,259,417	(19,700)	1,239,717
Other liabilities	418,461	(137,365)	281,096
Total liabilities assumed	3,447,334	(2,480)	3,444,854
Net assets acquired	$7,235,814	$—	$7,235,814
Goodwill is calculated as the excess of the purchase price over the net assets acquired and represents cost synergies and enhancements to our existing technologies. For tax purposes, Meggitt's goodwill is not deductible. Based upon a final acquisition valuation, we acquired $4.2 billion of customer-related intangible assets, $1.1 billion of technology and $303 million of trade names, each with weighted average estimated useful lives of 21, 22, and 18 years, respectively. These intangible assets were valued using the income approach, which includes significant assumptions around future revenue growth, earnings before interest, taxes, depreciation and amortization, royalty rates and discount rates. Such assumptions are classified as level 3 inputs within the fair value hierarchy.

The following table presents unaudited pro forma information for the three months ended September 30, 2022 as if the Acquisition had occurred on July 1, 2021.

(Unaudited)	Three Months Ended
September 30, 2022
Net sales	$4,614,105
Net income attributable to common shareholders	498,375
The historical consolidated financial information of Parker and Meggitt has been adjusted in the pro forma information in the table above to give effect to events that are directly attributable to the Acquisition and factually supportable. To reflect the occurrence of the Acquisition on July 1, 2021, the unaudited pro forma information includes adjustments for the amortization of the step-up of inventory to fair value and incremental depreciation and amortization expense resulting from the fair value adjustments to property, plant and equipment and intangible assets. These adjustments were based upon a preliminary purchase price allocation. Additionally, adjustments to financing costs and income tax expense were also made to reflect the capital structure and anticipated effective tax rate of the combined entity. Additionally, the pro forma information includes adjustments for nonrecurring transactions directly related to the Acquisition, including the gain on the divestiture of the aircraft wheel and brake business, loss on deal-contingent forward contracts, and transaction costs. These non-recurring adjustments totaled $196 million during the three months ended September 30, 2022. The resulting pro forma amounts are not necessarily indicative of the results that would have been obtained if the Acquisition had occurred as of the beginning of the period presented or that may occur in the future, and do not reflect future synergies, integration costs or other such costs or savings.
Divestitures
During September 2023, we divested the MicroStrain sensing systems business, which was part of the Diversified Industrial Segment, for proceeds of $37 million. The resulting pre-tax gain of $13 million is included in other income, net in the Consolidated Statement of Income. The operating results and net assets of the MicroStrain sensing systems business were immaterial to the Company's consolidated results of operations and financial position.
During September 2022, we divested our aircraft wheel and brake business, which was part of the Aerospace Systems Segment, for proceeds of $441 million. The resulting pre-tax gain of $373 million is included in other income, net in the Consolidated Statement of Income. The operating results and net assets of the aircraft wheel and brake business were immaterial to the Company's consolidated results of operations and financial position.
5. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2023 and 2022.

	Three Months Ended
	September 30,
	2023	2022
Numerator:
Net income attributable to common shareholders	$650,827	$387,854
Denominator:
Basic - weighted average common shares	128,472,550	128,425,002
Increase in weighted average common shares from dilutive effect of equity-based awards	1,890,891	1,517,406
Diluted - weighted average common shares, assuming exercise of equity-based awards	130,363,441	129,942,408

Basic earnings per share	$5.07	$3.02
Diluted earnings per share	$4.99	$2.98

For the three months ended September 30, 2023 and 2022, 172,255 and 887,307 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

6. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. There is no expiration date for this program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. During the three months ended September 30, 2023, we repurchased 124,496 shares at an average price, including commissions, of $401.62 per share.
7. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. We evaluate the collectibility of our receivables based on historical experience and current and forecasted economic conditions based on management's judgment. Additionally, receivables are written off to bad debt when management makes a final determination of uncollectibility. Allowance for credit losses was $32 million at September 30, 2023 and June 30, 2023.
8. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2023	June 30, 2023
Notes receivable	$99,259	$102,288
Accounts receivable, other	196,838	206,879
Total	$296,097	$309,167

9. Inventories
The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2023	June 30, 2023
Finished products	$800,236	$794,128
Work in process	1,571,430	1,488,665
Raw materials	657,082	625,086
Total	$3,028,748	$2,907,879

10. Supply chain financing

We have supply chain financing ("SCF") programs with financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. We are not a party to the agreements between the participating financial intermediaries and the suppliers in connection with the programs. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the programs. We do not reimburse suppliers for any costs they incur for participation in the programs and their participation is voluntary.

Amounts due to our suppliers that elected to participate in the SCF programs are included in accounts payable, trade on the Consolidated Balance Sheet and payments made under the programs are included within operating activities on the Consolidated Statement of Cash Flows. Accounts payable, trade included approximately $85 million payable to suppliers who have elected to participate in the SCF programs as of September 30, 2023 and June 30, 2023. The amounts settled through the SCF programs and paid to the participating financial intermediaries totaled $72 million and $37 million during the first three months of fiscal 2024 and 2023, respectively.

11. Business realignment and acquisition integration charges
We incurred business realignment and acquisition integration charges in the first three months of fiscal 2024 and 2023. In both the first three months of fiscal 2024 and 2023, business realignment charges included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. In fiscal 2024 and 2023, a majority of the business realignment charges were incurred in Europe. We believe the realignment actions will positively impact future results of operations, but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges by business segment are as follows:

	Three Months Ended
	September 30,
	2023	2022
Diversified Industrial	$12,639	$2,012
Aerospace Systems	453	1,849
Reductions to our workforce made in connection with such business realignment charges by business segment are as follows:

	Three Months Ended
	September 30,
	2023	2022
Diversified Industrial	325	51
Aerospace Systems	2	12
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended
	September 30,
	2023	2022
Cost of sales	$6,984	$2,499
Selling, general and administrative expenses	6,108	1,362
During the first three months of fiscal 2024, approximately $11 million in payments were made relating to business realignment charges. Remaining payments related to business realignment actions of approximately $16 million, a majority of which are expected to be paid by December 31, 2023, are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment actions described above, the timing and amount of which are not known at this time.
We also incurred the following acquisition integration charges:

	Three Months Ended
	September 30,
	2023	2022
Diversified Industrial	$1,139	$186
Aerospace Systems	5,267	11,805
Charges incurred in fiscal 2024 and 2023 relate to the acquisition of Meggitt. In both fiscal 2024 and 2023, these charges were primarily included in selling, general and administrative expenses ("SG&A") within the Consolidated Statement of Income.

12. Equity

Changes in equity for the three months ended September 30, 2023 and 2022 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2023	$90,523	$305,522	$17,041,502	$(1,292,872)	$(5,817,787)	$11,391	$10,338,279
Net income			650,827			245	651,072
Other comprehensive (loss) income				(222,075)		361	(221,714)
Dividends paid ($1.48 per share)			(190,420)				(190,420)
Stock incentive plan activity		31,225			18,522		49,747
Acquisition activity		415				(2,429)	(2,014)
Shares purchased at cost					(50,000)		(50,000)
Balance at September 30, 2023	$90,523	$337,162	$17,501,909	$(1,514,947)	$(5,849,265)	$9,568	$10,574,950

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2022	$90,523	$327,307	$15,661,808	$(1,543,198)	$(5,688,429)	$11,909	$8,859,920
Net income			387,854			183	388,037
Other comprehensive (loss)				(300,582)		(1,130)	(301,712)
Dividends paid ($1.33 per share)			(171,097)			(79)	(171,176)
Stock incentive plan activity		33,136			15,199		48,335
Shares purchased at cost					(50,000)		(50,000)
Balance at September 30, 2022	$90,523	$360,443	$15,878,565	$(1,843,780)	$(5,723,230)	$10,883	$8,773,404

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the three months ended September 30, 2023 and 2022 are as follows:

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2023	$(962,044)	$(330,828)	$(1,292,872)
Other comprehensive (loss) before reclassifications	(222,893)	—	(222,893)
Amounts reclassified from accumulated other comprehensive (loss)	—	818	818
Balance at September 30, 2023	$(1,184,937)	$(330,010)	$(1,514,947)

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2022	$(1,149,071)	$(394,127)	$(1,543,198)
Other comprehensive (loss) before reclassifications	(305,353)	—	(305,353)
Amounts reclassified from accumulated other comprehensive (loss)	—	4,771	4,771
Balance at September 30, 2022	$(1,454,424)	$(389,356)	$(1,843,780)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three months ended September 30, 2023 and 2022 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2023
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(302)	Other income, net
Recognized actuarial loss	(792)	Other income, net
Total before tax	(1,094)
Tax benefit	276
Net of tax	$(818)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2022
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(210)	Other income, net
Recognized actuarial loss	(6,110)	Other income, net
Total before tax	(6,320)
Tax benefit	1,549
Net of tax	$(4,771)

13. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the three months ended September 30, 2023 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2023	$7,682,755	$2,945,839	$10,628,594
Acquisition	1,113	9,778	10,891
Divestiture	(10,520)	—	(10,520)
Foreign currency translation	(83,232)	(22,604)	(105,836)
Balance at September 30, 2023	$7,590,116	$2,933,013	$10,523,129
Acquisition represents goodwill resulting from the purchase price allocation for the Acquisition during the measurement period. Divestiture represents goodwill associated with the sale of the business. Refer to Note 4 for further discussion.

Intangible assets are amortized using the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2023		June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$2,104,195	$374,104	$2,128,847	$352,040
Trade names	1,036,723	399,105	1,047,678	390,737
Customer relationships and other	8,015,606	2,191,357	8,109,063	2,092,197
Total	$11,156,524	$2,964,566	$11,285,588	$2,834,974
Total intangible amortization expense for the three months ended September 30, 2023 and 2022 was $156 million and $87 million, respectively. The estimated amortization expense for the five years ending June 30, 2024 through 2028 is $565 million, $543 million, $539 million, $533 million and $524 million, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred during the three months ended September 30, 2023 and 2022.
14. Retirement benefits
Net pension (benefit) expense recognized included the following components:

	Three Months Ended
	September 30,
	2023	2022
Service cost	$13,527	$14,253
Interest cost	66,881	46,351
Expected return on plan assets	(88,248)	(66,345)
Amortization of prior service cost	302	210
Amortization of net actuarial loss	1,182	6,443
Amortization of initial net obligation	—	—
Net pension (benefit) expense	$(6,356)	$912
We recognized $0.6 million and $0.2 million in expense related to other postretirement benefits during the three months ended September 30, 2023 and 2022, respectively. Components of retirement benefits expense, other than service cost, are included in other income, net in the Consolidated Statement of Income.
15. Debt
Our debt portfolio includes a term loan facility (the “Term Loan Facility”). Interest rates reset every one, three or six months at the discretion of the Company. At September 30, 2023, the Term Loan Facility had an interest rate of Secured Overnight Financing Rate plus 122.5 bps. Additionally, the provisions of the Term Loan Facility allow for prepayments at the Company's discretion. During the three months ended September 30, 2023, we made principal payments totaling $175 million related to the Term Loan Facility. Refer to the Company’s 2023 Annual Report on Form 10-K for further discussion.
Commercial paper notes outstanding at September 30, 2023 and June 30, 2023 were $1.6 billion and $1.8 billion, respectively.
Based on the Company’s rating level at September 30, 2023, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At September 30, 2023, our debt to debt-shareholders' equity ratio was 0.54 to 1.0. We are in compliance, and expect to remain in compliance, with all covenants set forth in the credit agreement and indentures.
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

As of September 30, 2023, we had gross unrecognized tax benefits of $111 million, all of which, if recognized, would impact the effective tax rate. The accrued interest and accrued penalties related to the gross unrecognized tax benefits, excluded from the amount above, is $24 million and $2 million, respectively. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $40 million as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.
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
The carrying value of long-term debt, which excludes the impact of net unamortized debt issuance costs, and estimated fair value of long-term debt are as follows:

	September 30, 2023	June 30, 2023
Carrying value of long-term debt	$10,641,866	$10,845,359
Estimated fair value of long-term debt	9,814,002	10,221,563
The fair value of long-term debt is classified within level 2 of the fair value hierarchy.
We utilize derivative and non-derivative financial instruments, including forward exchange contracts, cross-currency swap contracts and certain foreign currency denominated debt designated as net investment hedges, to manage foreign currency transaction and translation risk. The derivative financial instrument contracts are with major investment grade financial institutions, and we do not anticipate any material non-performance by any of the counterparties. We do not hold or issue derivative financial instruments for trading purposes.
The Company’s €700 million aggregate principal amount of Senior Notes due 2025 have been designated as a hedge of the Company’s net investment in certain foreign subsidiaries. The translation of the Senior Notes due 2025 into U.S. dollars is recorded in accumulated other comprehensive (loss) and remains there until the underlying net investment is sold or substantially liquidated.
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	September 30, 2023	June 30, 2023
Net investment hedges
Cross-currency swap contracts	Investments and other assets	$26,725	$21,578
Other derivative contracts
Forward exchange contracts	Non-trade and notes receivable	418	—
The cross-currency swap and forward exchange contracts are reflected on a gross basis in the Consolidated Balance Sheet. We have not entered into any master netting arrangements.
The €69 million, €290 million and ¥2,149 million of cross-currency swap contracts have been designated as hedging instruments. The forward exchange contracts have not been designated as hedging instruments and are considered to be economic hedges of forecasted transactions.
The forward exchange, costless collar contracts, and deal-contingent forward contracts, as well as cross-currency swap contracts acquired as part of the Acquisition, are adjusted to fair value by recording gains and losses in other income, net in the Consolidated Statement of Income.

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

Gains (losses) on derivative financial instruments were recorded in the Consolidated Statement of Income as follows:

	Three Months Ended
	September 30,
	2023	2022
Deal-contingent forward contracts	$—	$(389,992)
Forward exchange contracts	436	(1,364)
Costless collar contracts	—	5,389
Cross-currency swap contracts	—	4,659

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) on the Consolidated Balance Sheet are as follows:

	Three Months Ended
	September 30,
	2023	2022
Cross-currency swap contracts	$2,583	$26,819
Foreign currency denominated debt	17,879	36,139

During the three months ended September 30, 2023 and 2022, the periodic interest settlements related to the cross-currency swap contracts were not material.

A summary of financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2023 and June 30, 2023 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$27,143	$—	$27,143	$—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$21,578	$—	$21,578	$—
The fair values of the equity securities are determined using the closing market price reported in the active market in which the fund is traded.
Derivatives consist of forward exchange and cross-currency swap contracts, the fair values of which are calculated using market observable inputs including both spot and forward prices for the same underlying currencies. The calculation of the fair value of the cross-currency swap contracts also utilizes a present value cash flow model.
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

	Three Months Ended
	September 30,
	2023	2022
Net sales
Diversified Industrial:
North America	$2,229,906	$2,131,760
International	1,388,622	1,355,013
Aerospace Systems	1,228,960	746,002
Total net sales	$4,847,488	$4,232,775
Segment operating income
Diversified Industrial:
North America	$506,053	$452,986
International	300,701	293,940
Aerospace Systems	226,260	92,151
Total segment operating income	1,033,014	839,077
Corporate general and administrative expenses	55,656	51,660
Income before interest expense and other expense	977,358	787,417
Interest expense	134,468	117,794
Other expense, net	22,455	166,278
Income before income taxes	$820,435	$503,345

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023
AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2022

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

The Win Strategy 3.0 is Parker's business system that defines the goals and initiatives that create responsible, sustainable growth and enable Parker's long-term success. It works with our purpose, which is a foundational element of The Win Strategy, to engage team members and create responsible and sustainable growth. Our shared values shape our culture and our interactions with stakeholders and the communities in which we operate and live.

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
•enabling a sustainable future by providing innovative technology solutions that make our world safer, smarter and cleaner and operating responsibly by minimizing our environmental impact and conserving natural resources;
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

The continuing inflationary cost environment as well as disruption within the global supply chain and labor markets have impacted our business. We continue to manage the challenging supply chain environment through our "local for local" manufacturing strategy, ongoing supplier management process, and broadened supply base. We continue to manage the impact of the inflationary cost environment through a variety of cost and pricing measures, including continuous improvement and lean initiatives. Additionally, we strategically manage our workforce and discretionary spending. At the same time, we are appropriately addressing the ongoing needs of our business so that we continue to serve our customers.

Over the long term, the extent to which our business and results of operations will be impacted by economic and political uncertainty, geopolitical risks and public health crises depends on future developments that remain uncertain. We will continue to monitor the global environment and manage our business with the goal to minimize unfavorable impacts on operations and financial results.
The discussion below is structured to separately discuss the Consolidated Statement of Income, Business Segment Information, and Liquidity and Capital Resources. As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	September 30,
(dollars in millions)	2023	2022
Net sales	$4,847	$4,233
Gross profit margin	36.1%	34.0%
Selling, general and administrative expenses	$874	$836
Selling, general and administrative expenses, as a percent of sales	18.0%	19.7%
Interest expense	$134	$118
Other income, net	$(78)	$(20)
Effective tax rate	20.6%	22.9%
Net income	$651	$388
Net income, as a percent of sales	13.4%	9.2%
Net sales increased for the current-year quarter when compared to the prior-year quarter due to higher sales in both the Aerospace Systems and Diversified Industrial Segments. Acquisitions completed within the last 12 months increased sales by approximately $501 million during the current-year quarter. The effect of currency rate changes increased net sales by approximately $39 million, which was primarily attributable to the Diversified Industrial International businesses. Divestitures completed within the last 12 months decreased sales by approximately $25 million during the current-year quarter.
Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased in the current-year quarter due to higher margins in both the Aerospace Systems and Diversified Industrial Segments. The increase in gross profit margin during the current-year quarter is primarily due to benefits from cost containment initiatives, price increases, favorable product mix and moderating material costs.
Cost of sales also included business realignment and acquisition integration charges of $8 million and $3 million for the current-year and prior-year quarter, respectively.
Selling, general and administrative expenses ("SG&A") increased during the current-year quarter primarily due to higher amortization expense, general administrative expenses resulting from the acquisition (the "Acquisition") of Meggitt plc ("Meggitt") and research and development expense, partially offset by the decrease in acquisition-related costs.
SG&A included business realignment and acquisition integration charges of $11 million and $13 million for the current-year and prior-year quarter, respectively.
Interest expense for the current-year quarter increased primarily due to higher average interest rates, partially offset by lower average outstanding debt when compared to the prior-year quarter.

Other income, net included the following:

	Three Months Ended
	September 30,
(dollars in millions)	2023	2022
Expense (income)
Foreign currency transaction (gain) loss	$(2)	$36
Income related to equity method investments	(38)	(28)
Non-service components of retirement benefit cost	(18)	(13)
Gain on disposal of assets and divestitures	(12)	(377)
Interest income	(4)	(26)
Loss on deal-contingent forward contracts	—	390
Other items, net	(4)	(2)
	$(78)	$(20)
Foreign currency transaction (gain) loss primarily relates to the impact of exchange rates on cash, forward contracts, certain cross-currency swap contracts and intercompany transactions. Foreign currency transaction (gain) loss in the prior-year quarter also included foreign currency transaction loss associated with completing the Acquisition.
Gain on disposal of assets and divestitures for the first three months of fiscal 2023 includes a gain on the sale of the aircraft wheel and brake business within the Aerospace Systems Segment of $373 million. Refer to Note 4 to the Consolidated Financial Statements for further discussion.
Loss on deal-contingent forward contracts includes a loss on the deal-contingent forward contracts related to the Acquisition. Refer to the Company’s 2023 Annual Report on Form 10-K for further discussion.

Effective tax rate for the current-year quarter was lower than the comparable prior-year period primarily due to an increase in discrete tax benefits. The fiscal 2024 effective tax rate is expected to be approximately 23.0 percent.
BUSINESS SEGMENT INFORMATION
Diversified Industrial Segment

	Three Months Ended
	September 30,
(dollars in millions)	2023	2022
Net sales
North America	$2,230	$2,132
International	1,389	1,355
Operating income
North America	506	453
International	$301	$294
Operating margin
North America	22.7%	21.2%
International	21.7%	21.7%
Backlog	$4,538	$4,901

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period versus the comparable prior-year period:

Period Ending September 30, 2023
Three Months
Diversified Industrial North America – as reported	4.6%
Acquisitions	3.6%
Currency	0.5%
Diversified Industrial North America – without acquisitions and currency[1]	0.5%

Diversified Industrial International – as reported	2.5%
Acquisitions	2.8%
Currency	1.9%
Diversified Industrial International – without acquisitions and currency[1]	(2.2)%

Total Diversified Industrial Segment – as reported	3.8%
Acquisitions	3.3%
Currency	1.0%
Total Diversified Industrial Segment – without acquisitions and currency[1]	(0.5)%
1This table reconciles the percentage changes in net sales of the Diversified Industrial Segment reported in accordance with accounting principles generally accepted in the United States of America ("GAAP") to percentage changes in net sales adjusted to remove the effects of acquisitions and divestitures made within the last 12 months as well as currency exchange rates (a non-GAAP measure). The effects of acquisitions, divestitures and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.
Net Sales
Diversified Industrial North America - Sales increased 4.6 percent during the current-year quarter compared to the same prior-year period. The effect of the Acquisition increased sales by approximately $77 million during the current-year quarter. Currency exchange rates increased sales by approximately $11 million in the current-year quarter. Excluding the effects of the Acquisition and changes in the currency exchange rates, sales in the Diversified Industrial North American businesses increased 0.5 percent in the current-year quarter when compared to prior-year levels primarily due to higher demand from distributors and end users across the oil and gas, material handling, cars and light trucks and farm and agriculture markets, partially offset by lower end-user demand in the refrigeration, engines, construction equipment and life sciences markets.
Diversified Industrial International - Sales increased 2.5 percent from the prior-year quarter. The effect of the Acquisition increased sales by approximately $38 million during the current-year quarter. Currency exchange rates increased sales by approximately $25 million in the current-year quarter. Excluding the effects of the Acquisition and changes in the currency exchange rates, Diversified Industrial International sales decreased 2.2 percent in the current-year quarter from prior-year levels. In the current-year quarter, the Asia Pacific region contributed to the decrease in sales, partially offset by an increase in sales in Europe and Latin America.
Within Europe, sales in the current-year quarter increased primarily due to higher demand from distributors and end users across the engines, heavy-duty truck, oil and gas, cars and light trucks, machine tools and semiconductor markets, partially offset by lower end-user demand in the power generation and life sciences markets.
Within the Asia Pacific region, sales in the current-year quarter decreased primarily due to lower demand from distributors and end users across the semiconductor, cars and light truck, metal fabrication, rubber and plastics and industrial machinery markets, partially offset by higher end-user demand in the engines, marine and oil and gas markets.
Within Latin America, sales in the current-year quarter increased primarily due to higher demand from distributors and end users in the oil and gas and railroad markets, partially offset by lower end-user demand in the heavy-duty truck, metal fabrication, industrial machinery and farm and agriculture markets.

Operating Margin
Operating margins in both the North American and International businesses during the current-year quarter increased primarily due to benefits from cost containment initiatives, price increases and favorable product mix, partially offset by decreased volume.
Business Realignment
The following business realignment and acquisition integration charges are included in Diversified Industrial North American and Diversified Industrial International operating income:

	Three Months Ended
	September 30,
(dollars in millions)	2023	2022
Diversified Industrial North America	$4	$—
Diversified Industrial International	10	2

The business realignment charges primarily consist of severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. Acquisition integration charges relate to the acquisition of Meggitt. Business realignment and acquisition integration charges within the Diversified Industrial International businesses were primarily incurred in Europe.
We anticipate that cost savings realized from the workforce reduction measures taken in the first three months of fiscal 2024 will not materially impact operating income in fiscal 2024 or 2025. We expect to continue to take actions necessary to integrate acquisitions and appropriately structure the operations of the Diversified Industrial Segment. We currently anticipate incurring approximately $55 million of additional business realignment and acquisition integration charges in the remainder of fiscal 2024. However, continually changing business conditions could impact the ultimate costs we incur.
Backlog
Diversified Industrial Segment backlog as of September 30, 2023 decreased from the prior-year quarter primarily due to shipments exceeding orders in both the North American and International businesses. Backlog in the North American and International businesses accounted for approximately 85 percent and 15 percent of the decrease, respectively. Within the International businesses, the decrease in backlog was primarily due the Asia Pacific region and Latin America, partially offset by an increase in backlog in Europe.
As of September 30, 2023, Diversified Industrial Segment backlog decreased compared to the June 30, 2023 amount of $4.8 billion due to shipments exceeding orders in both the North American and International businesses. Backlog in the North American and International businesses accounted for approximately 55 percent and 45 percent of the decrease, respectively. Within the International businesses, Europe, the Asia Pacific region and Latin America accounted for approximately 80 percent, 15 percent and five percent of the decrease, respectively.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Aerospace Systems Segment

	Three Months Ended
	September 30,
(dollars in millions)	2023	2022
Net sales	$1,229	$746
Operating income	$226	$92
Operating margin	18.4%	12.4%
Backlog	$6,270	$5,346

Net Sales
Aerospace Systems Segment sales for the current-year quarter increased compared to the same prior-year period primarily due to the addition of Meggitt sales of $386 million during the current-year quarter compared to $115 million during the prior-year quarter. Sales also increased compared to the same prior-year period due to higher volume across all businesses, especially the commercial and military aftermarket businesses.
Operating Margin
Aerospace Systems Segment operating margin increased during the current-year quarter primarily due to higher volume across all businesses and favorable aftermarket mix. In addition, cost containment initiatives, benefits from prior-year business realignment and acquisition integration activities and favorable contract settlements also contributed to the increase in operating margin.
Business Realignment
Within the Aerospace Systems Segment, we incurred acquisition integration and business realignment charges of $6 million and $14 million in the current and prior-year quarter, respectively. We expect to incur approximately $17 million of additional business realignment and acquisition integration charges in the remainder of fiscal 2024. However, continually changing business conditions could impact the ultimate costs we incur.
Backlog
Aerospace Systems Segment backlog as of September 30, 2023 increased from the prior-year quarter primarily due to orders exceeding shipments in all businesses, especially the commercial aftermarket business.
The increase in backlog from the June 30, 2023 amount of $6.2 billion is primarily due to orders exceeding shipments in the commercial and military aftermarket businesses and military original equipment manufacturer ("OEM") business, partially offset by shipments exceeding orders in the commercial OEM business.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Corporate general & administrative expenses

	Three Months Ended
(dollars in millions)	September 30,
Expense	2023	2022
Corporate general and administrative expense	$56	$52
Corporate general and administrative expense, as a percent of sales	1.1%	1.2%
Corporate general and administrative expenses increased in the current-year quarter primarily due to higher incentive compensation, partially offset by a decrease in net expense associated with the Company's deferred compensation plan and related investments.

Other expense, net (in Business Segments) included the following:

	Three Months Ended
	September 30,
(dollars in millions)	2023	2022
Expense (income)
Foreign currency transaction (gain) loss	$(2)	$36
Stock-based compensation	62	50
Pensions	(18)	(13)
Acquisition-related expenses	—	108
Loss on deal-contingent forward contracts	—	390
Gain on disposal of assets and divestitures	(12)	(377)
Interest income	(4)	(26)
Other items, net	(4)	(2)
	$22	$166
Foreign currency transaction (gain) loss primarily relates to the impact of exchange rates on cash, forward contracts, certain cross currency swap contracts and intercompany transactions. Foreign currency transaction (gain) loss in the prior-year quarter also included foreign currency transaction loss associated with completing the Acquisition.
Loss on deal-contingent forward contracts includes a loss on the deal-contingent forward contracts related to the Acquisition. Refer to the Company’s 2023 Annual Report on Form 10-K for further discussion.
Gain on disposal of assets and divestitures for the first three months of fiscal 2023 includes a gain on the sale of the aircraft wheel and brake business within the Aerospace Systems Segment of approximately $373 million. Refer to Note
4 to the Consolidated Financial Statements for further discussion.
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

Cash Flows
A summary of cash flows follows:

	Three Months Ended
	September 30,
(dollars in millions)	2023	2022
Cash provided by (used in):
Operating activities	$650	$457
Investing activities	(56)	(7,927)
Financing activities	(618)	1,340
Effect of exchange rates	(2)	(16)
Net decrease in cash, cash equivalents and restricted cash	$(26)	$(6,146)

Cash flows from operating activities for the first three months of fiscal 2024 were $650 million compared to $457 million for the first three months of fiscal 2023. This increase of $193 million was primarily related to net changes in cash provided by accounts receivable, inventories, prepaid expenses, and accounts payable, trade. We continue to focus on managing inventory and other working capital requirements. Cash flows from operating activities for the first three months of fiscal 2023 were negatively impacted by acquisition transaction expenses.

•Days sales outstanding relating to trade accounts receivable was 52 days at September 30, 2023, 51 days at June 30, 2023 and 58 days at September 30, 2022.
•Days supply of inventory on hand was 96 days at September 30, 2023, 85 days at June 30, 2023 and 94 days at September 30, 2022.
Cash flows from investing activities for the first three months of fiscal 2024 and 2023 were impacted by the following factors:
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
~~•~~Capital expenditures of $98 million in fiscal 2024 compared to $84 million in the same prior-year period.
~~•~~Net purchases of marketable securities of $0.5 million in fiscal 2024 compared to maturities of $9 million in fiscal 2023.
Cash flows from financing activities for the first three months of fiscal 2024 and 2023 were impacted by the following factors:
•Proceeds of $2 billion from borrowings under the term loan facility ("Term Loan Facility") in fiscal 2023.
•Payments related to maturity of $300 million aggregate principal amount of medium term notes in fiscal 2023.
•Repurchases of 0.1 million common shares for $50 million during fiscal 2024 compared to repurchases of 0.2 million common shares for $50 million during fiscal 2023.
•Net commercial paper repayments of $170 million in fiscal 2024 compared to net commercial paper repayments of $112 million in fiscal 2023.
•Principal payments totaling $175 million related to the Term Loan Facility in fiscal 2024.
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
Dividends
We declared a quarterly dividend of $1.48 per share on August 17, 2023, which was paid on September 8, 2023. Dividends have been paid for 293 consecutive quarters, including a yearly increase in dividends for the last 67 years. Additionally, we declared a quarterly dividend of $1.48 per share on October 25, 2023, payable on December 1, 2023.
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

Liquidity
Cash, comprised of cash and cash equivalents and marketable securities and other investments, includes $404 million and $422 million held by the Company's foreign subsidiaries at September 30, 2023 and June 30, 2023, respectively. The Company does not permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested.
We are currently authorized to sell up to $3.0 billion of short-term commercial paper notes. As of September 30, 2023, $1.6 billion of commercial paper notes were outstanding, and the largest amount of commercial paper notes outstanding during the current-year quarter was $1.9 billion.
The Company has a line of credit totaling $3.0 billion through a multi-currency revolving credit agreement with a group of banks, of which $1.4 billion was available as of September 30, 2023. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the agreement. The credit agreement expires in June 2028; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which may result in changes to the current terms and conditions of the credit agreement. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement, nor would it accelerate the repayment of any outstanding borrowings.
We primarily utilize unsecured medium-term notes and senior notes to meet our financing needs and we expect to continue to borrow funds at reasonable rates over the long term. Refer to the Cash flows from financing activities section above and Note 15 to the Consolidated Financial Statements for further discussion.

Our debt portfolio includes a Term Loan Facility. During the three months ended September 30, 2023, we made principal payments totaling $175 million related to the Term Loan Facility. Refer to Note 15 to the Consolidated Financial Statements for further discussion.
The Company’s credit agreement and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at September 30, 2023, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At September 30, 2023, the Company's debt to debt-shareholders' equity ratio was 0.54 to 1.0. We are in compliance and expect to remain in compliance with all covenants set forth in the credit agreement and indentures.
Our goal is to maintain an investment-grade credit profile. The rating agencies periodically update our credit ratings as events occur. At September 30, 2023, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	BBB+
Moody's Investors Services, Inc.	Baa1
Standard & Poor's	BBB+
Supply Chain Financing
We continue to identify opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers. We have supply chain financing ("SCF") programs with financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. We do not believe that changes in the availability of supply chain financing will have a significant impact on our liquidity. Refer to Note 10 to the Consolidated Financial Statements for further discussion.

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
•local and global political and economic conditions, including the Russia-Ukraine war and other armed conflicts and their residual effects;
•inability to obtain, or meet conditions imposed for, required governmental and regulatory approvals;
•government actions and natural phenomena such as pandemics, floods, earthquakes, hurricanes or other natural phenomena that may be related to climate change;
•increased cyber security threats and sophisticated computer crime; and
•success of business and operating initiatives.

The Company makes these statements as of the date of the filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and undertakes no obligation to update them unless otherwise required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Most of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than the subsidiary’s functional currency. We continue to manage the associated foreign currency transaction and translation risk using existing processes.
The Company manages foreign currency transaction and translation risk by utilizing derivative and non-derivative financial instruments, including forward exchange contracts, cross-currency swap contracts and certain foreign currency denominated debt designated as net investment hedges. The derivative financial instrument contracts are with major investment grade financial institutions and we do not anticipate any material non-performance by any of the counterparties. We do not hold or issue derivative financial instruments for trading purposes.
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
The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. Our objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting our exposure to changes in near-term interest rates. At September 30, 2023, our debt portfolio included $700 million of variable rate debt, exclusive of commercial paper borrowings. A 100 basis point increase in near-term interest rates would increase annual interest expense on variable rate debt, including weighted-average commercial paper borrowings for the three months ended September 30, 2023, by approximately $24 million.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective.

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

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
(a)Unregistered Sales of Equity Securities. Not applicable.
(b)Use of Proceeds. Not applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2023 through July 31, 2023	40,653	$394.18	40,653	7,710,910
August 1, 2023 through August 31, 2023	44,300	$409.70	44,300	7,666,610
September 1, 2023 through September 30, 2023	39,543	$400.14	39,543	7,627,067
Total:	124,496		124,496

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

ITEM 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2023.

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit
10(a)
Parker-Hannifin Corporation 2023 Omnibus Stock Incentive Plan, incorporated by reference to Exhibit A to Registrant's Definitive Proxy Statement on Schedule 14A, filed with the SEC on September 22, 2023.

10(b)
Parker-Hannifin Corporation Global Employee Stock Purchase Plan (As Amended and Restated August 7, 2023), incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on September 22, 2023.

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
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended September 30, 2023 and 2022, (ii) Consolidated Statement of Comprehensive Income for the three months ended September 30, 2023 and 2022, (iii) Consolidated Balance Sheet at September 30, 2023 and June 30, 2023, (iv) Consolidated Statement of Cash Flows for the three months ended September 30, 2023 and 2022, and (v) Notes to Consolidated Financial Statements for the three months ended September 30, 2023.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Todd M. Leombruno
Todd M. Leombruno
Executive Vice President and Chief Financial Officer

Date:	November 7, 2023