Form 10-Q
period 2023-12-31
PARKER HANNIFIN CORP
filed 2024-02-06
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
Yes  ☐    No  ☒
Number of Common Shares outstanding at December 31, 2023: 128,410,854

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net sales	$4,820,947	$4,674,811	$9,668,435	$8,907,586
Cost of sales	3,101,962	3,236,812	6,199,311	6,032,268
Selling, general and administrative expenses	806,802	814,966	1,680,493	1,650,770
Interest expense	129,029	146,931	263,497	264,725
Other income, net	(85,011)	(40,641)	(163,466)	(60,265)
Income before income taxes	868,165	516,743	1,688,600	1,020,088
Income taxes	186,108	121,282	355,471	236,590
Net income	682,057	395,461	1,333,129	783,498
Less: Noncontrolling interest in subsidiaries' earnings	206	224	451	407
Net income attributable to common shareholders	$681,851	$395,237	$1,332,678	$783,091

Earnings per share attributable to common shareholders:
Basic	$5.31	$3.08	$10.38	$6.10
Diluted	$5.23	$3.04	$10.23	$6.03

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net income	$682,057	$395,461	$1,333,129	$783,498
Less: Noncontrolling interests in subsidiaries' earnings	206	224	451	407
Net income attributable to common shareholders	681,851	395,237	1,332,678	783,091

Other comprehensive income, net of tax
Foreign currency translation adjustment	272,235	360,374	49,703	53,891
Retirement benefits plan activity	1,911	4,990	2,729	9,761
Other comprehensive income	274,146	365,364	52,432	63,652
Less: Other comprehensive income for noncontrolling interests	415	1,253	776	123
Other comprehensive attributable to common shareholders	273,731	364,111	51,656	63,529
Total comprehensive income attributable to common shareholders	$955,582	$759,348	$1,384,334	$846,620

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(Unaudited)

	December 31, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$382,815	$475,182
Marketable securities and other investments	11,053	8,390
Trade accounts receivable, net	2,611,404	2,827,297
Non-trade and notes receivable	321,680	309,167
Inventories	3,092,923	2,907,879
Prepaid expenses and other	309,985	306,314
Total current assets	6,729,860	6,834,229
Property, plant and equipment	7,060,718	6,865,545
Less: Accumulated depreciation	4,154,974	4,000,515
Property, plant and equipment, net	2,905,744	2,865,030
Deferred income taxes	77,256	81,429
Investments and other assets	1,156,710	1,104,576
Intangible assets, net	8,153,468	8,450,614
Goodwill	10,671,897	10,628,594
Total assets	$29,694,935	$29,964,472
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$3,681,167	$3,763,175
Accounts payable, trade	1,971,943	2,050,934
Accrued payrolls and other compensation	472,243	651,319
Accrued domestic and foreign taxes	302,113	374,571
Other accrued liabilities	1,069,607	895,371
Total current liabilities	7,497,073	7,735,370
Long-term debt	8,108,696	8,796,284
Pensions and other postretirement benefits	482,752	551,510
Deferred income taxes	1,579,197	1,649,674
Other liabilities	714,838	893,355
Total liabilities	18,382,556	19,626,193
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at December 31 and June 30	90,523	90,523
Additional capital	352,817	305,522
Retained earnings	17,993,453	17,041,502
Accumulated other comprehensive (loss)	(1,241,216)	(1,292,872)
Treasury shares, at cost; 52,635,274 shares at December 31 and 52,613,046 shares at June 30	(5,892,999)	(5,817,787)
Total shareholders’ equity	11,302,578	10,326,888
Noncontrolling interests	9,801	11,391
Total equity	11,312,379	10,338,279
Total liabilities and equity	$29,694,935	$29,964,472
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,333,129	$783,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	170,618	154,455
Amortization	297,547	229,270
Stock incentive plan compensation	108,061	89,709
Deferred income taxes	(81,592)	131,479
Foreign currency transaction (gain) loss	(15,932)	59,083
Loss (gain) on disposal of property, plant and equipment	5,097	(2,551)
Gain on sale of businesses	(25,964)	(377,251)
Gain on marketable securities	(96)	(1,354)
Gain on investments	(1,384)	(2,929)
Other	12,673	12,575
Changes in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable, net	213,436	159,576
Inventories	(170,032)	(56,464)
Prepaid expenses and other	17,644	(150,547)
Other assets	(65,395)	(166,192)
Accounts payable, trade	(86,208)	9,104
Accrued payrolls and other compensation	(180,888)	(112,899)
Accrued domestic and foreign taxes	(76,294)	3,214
Other accrued liabilities	3,132	247,574
Pensions and other postretirement benefits	(64,493)	74,654
Other liabilities	(41,072)	(7,870)
Net cash provided by operating activities	1,351,987	1,076,134
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash of $89,704 in 2022)	—	(7,146,110)
Capital expenditures	(204,117)	(185,704)
Proceeds from sale of property, plant and equipment	1,360	11,632
Proceeds from sale of businesses	74,595	447,300
Purchases of marketable securities and other investments	(9,396)	(25,198)
Maturities and sales of marketable securities and other investments	6,880	30,594
Payments of deal-contingent forward contracts	—	(1,405,418)
Other	(438)	251,174
Net cash used in investing activities	(131,116)	(8,021,730)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,928	1,124
Payments for common shares	(138,322)	(121,068)
Acquisition of noncontrolling interests	(2,883)	—
(Payments for) proceeds from notes payable, net	(584,207)	235,052
Proceeds from long-term borrowings	11,839	2,011,948
Payments for long-term borrowings	(212,479)	(710,789)
Financing fees paid	—	(8,911)
Dividends paid	(381,115)	(342,360)
Net cash (used in) provided by financing activities	(1,305,239)	1,064,996
Effect of exchange rate changes on cash	(7,999)	(11,221)
Net decrease in cash, cash equivalents and restricted cash	(92,367)	(5,891,821)
Cash, cash equivalents and restricted cash at beginning of year	475,182	6,647,876
Cash and cash equivalents at end of period	$382,815	$756,055

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts or as otherwise noted)

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 2023, the results of operations for the three and six months ended December 31, 2023 and 2022 and cash flows for the six months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2023 Annual Report on Form 10-K.
Subsequent Events
The Company has evaluated subsequent events that occurred through the date these financial statements were issued. No subsequent events have occurred that required adjustment to or disclosure in these financial statements.
2. New accounting pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which enhances the disclosure requirements for income taxes primarily related to the rate reconciliation and income taxes paid information. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendment should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact this guidance will have on the Company's disclosures.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this guidance will have on the Company's disclosures.
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
Diversified Industrial Segment revenues by technology platform:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Motion Systems	$917,966	$913,415	$1,860,280	$1,819,429
Flow and Process Control	1,122,400	1,173,260	2,303,861	2,377,724
Filtration and Engineered Materials	1,474,107	1,451,709	2,968,860	2,828,004
Total	$3,514,473	$3,538,384	$7,133,001	$7,025,157
Aerospace Systems Segment revenues by primary market:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Commercial original equipment manufacturer ("OEM")	$424,768	$383,038	$843,384	$647,348
Commercial aftermarket	437,762	351,606	828,968	556,246
Military OEM	263,313	234,057	526,378	404,728
Military aftermarket	180,631	167,726	336,704	274,107
Total	$1,306,474	$1,136,427	$2,535,434	$1,882,429

Total Company revenues by geographic region based on the Company's selling operation's location:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
North America	$3,234,158	$3,079,738	$6,527,249	$5,914,658
Europe	947,584	942,070	1,889,299	1,696,002
Asia Pacific	583,920	599,135	1,138,325	1,187,533
Latin America	55,285	53,868	113,562	109,393
Total	$4,820,947	$4,674,811	$9,668,435	$8,907,586
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

Total contract assets and contract liabilities are as follows:

	December 31, 2023	June 30, 2023
Contract assets, current (included within Prepaid expenses and other)	$120,750	$123,705
Contract assets, noncurrent (included within Investments and other assets)	23,750	23,708
Total contract assets	144,500	147,413
Contract liabilities, current (included within Other accrued liabilities)	(226,388)	(244,799)
Contract liabilities, noncurrent (included within Other liabilities)	(78,549)	(78,239)
Total contract liabilities	(304,937)	(323,038)
Net contract liabilities	$(160,437)	$(175,625)
Net contract liabilities at December 31, 2023 decreased from the June 30, 2023 amount primarily due to timing differences between when revenue was recognized and the receipt of advance payments. During the six months ended December 31, 2023, approximately $113 million of revenue was recognized that was included in the contract liabilities at June 30, 2023.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at December 31, 2023 was $10.8 billion, of which approximately 74 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.
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

Assets acquired and liabilities assumed are recognized at their respective fair values as of the Acquisition date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. During the measurement period which ended in September 2023, adjustments did not have a material impact on the Consolidated Statement of Income. The following table presents the final estimated fair values of Meggitt's assets acquired and liabilities assumed on the Acquisition date.

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
The following table presents unaudited pro forma information for the three and six months ended December 31, 2022 as if the Acquisition had occurred on July 1, 2021.

(Unaudited)	Three Months Ended	Six Months Ended
	December 31, 2022	December 31, 2022
Net sales	$4,674,811	$9,288,916
Net income attributable to common shareholders	487,530	677,568
The historical consolidated financial information of Parker and Meggitt has been adjusted in the pro forma information in the table above to give effect to events that are directly attributable to the Acquisition and factually supportable. To reflect the occurrence of the Acquisition on July 1, 2021, the unaudited pro forma information includes adjustments for the amortization of the step-up of inventory to fair value and incremental depreciation and amortization expense resulting from the fair value adjustments to property, plant and equipment and intangible assets. These adjustments were based upon a preliminary purchase price allocation. Additionally, adjustments to financing costs and income tax expense were also made to reflect the capital structure and anticipated effective tax rate of the combined entity. Additionally, the pro forma information includes adjustments for nonrecurring transactions directly related to the Acquisition, including the gain on the divestiture of the aircraft wheel and brake business, loss on deal-contingent forward contracts, and transaction costs. These non-recurring adjustments totaled $2 million and $197 million during the three and six months ended December 31, 2022, respectively. The resulting pro forma amounts are not necessarily indicative of the results that would have been obtained if the Acquisition had occurred as of the beginning of the period presented or that may occur in the future, and do not reflect future synergies, integration costs or other such costs or savings.
Divestitures
During December 2023, we divested our Filter Resources business, which was part of the Diversified Industrial Segment, for proceeds of $37 million. The resulting pre-tax gain of $12 million is included in other income, net in the Consolidated Statement of Income. The operating results and net assets of the Filter Resources business were immaterial to the Company's consolidated results of operations and financial position.
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
5. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended December 31, 2023 and 2022.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Numerator:
Net income attributable to common shareholders	$681,851	$395,237	$1,332,678	$783,091
Denominator:
Basic - weighted average common shares	128,426,247	128,313,322	128,449,398	128,369,162
Increase in weighted average common shares from dilutive effect of equity-based awards	1,941,104	1,731,691	1,864,928	1,592,534
Diluted - weighted average common shares, assuming exercise of equity-based awards	130,367,351	130,045,013	130,314,326	129,961,696

Basic earnings per share	$5.31	$3.08	$10.38	$6.10
Diluted earnings per share	$5.23	$3.04	$10.23	$6.03

For the three months ended December 31, 2023 and 2022, 458,864 and 1,075,737 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
For the six months ended December 31, 2023 and 2022, 344,226 and 983,648 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

6. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. There is no expiration date for this program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. During the three months ended December 31, 2023, we repurchased 121,143 shares at an average price, including commissions, of $412.74 per share. During the six months ended December 31, 2023, we repurchased 245,639 shares at an average price, including commissions, of $407.10 per share.
7. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. We evaluate the collectibility of our receivables based on historical experience and current and forecasted economic conditions based on management's judgment. Additionally, receivables are written off to bad debt when management makes a final determination of uncollectibility. Allowance for credit losses was $26 million and $32 million at December 31, 2023 and June 30, 2023, respectively.
8. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2023	June 30, 2023
Notes receivable	$110,291	$102,288
Accounts receivable, other	211,389	206,879
Total	$321,680	$309,167

9. Inventories
The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2023	June 30, 2023
Finished products	$842,125	$794,128
Work in process	1,580,288	1,488,665
Raw materials	670,510	625,086
Total	$3,092,923	$2,907,879

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

Amounts due to our suppliers that elected to participate in the SCF programs are included in accounts payable, trade on the Consolidated Balance Sheet and payments made under the programs are included within operating activities on the Consolidated Statement of Cash Flows. Accounts payable, trade included approximately $99 million and $85 million payable to suppliers who have elected to participate in the SCF programs as of December 31, 2023 and June 30, 2023, respectively. The amounts settled through the SCF programs and paid to the participating financial intermediaries totaled $140 million and $109 million during the first six months of fiscal 2024 and 2023, respectively.

11. Business realignment and acquisition integration charges
We incurred business realignment and acquisition integration charges in the first six months of fiscal 2024 and 2023, which included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. In fiscal 2024 and 2023, a majority of the business realignment charges were incurred in Europe. We believe the realignment actions will positively impact future results of operations, but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges by business segment are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Diversified Industrial	$13,285	$4,377	$25,924	$6,389
Aerospace Systems	(123)	1,001	330	2,850
Other (income) expense, net	1,192	—	1,192	—
Reductions to our workforce made in connection with such business realignment charges by business segment are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Diversified Industrial	190	166	515	217
Aerospace Systems	—	4	2	16
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Cost of sales	$8,467	$3,214	$15,451	$5,713
Selling, general and administrative expenses	4,695	2,164	10,803	3,526
Other income, net	1,192	—	1,192	—
During the first six months of fiscal 2024, approximately $18 million in payments were made relating to business realignment charges. Remaining payments related to business realignment actions of approximately $22 million, a majority of which are expected to be paid by June 30, 2024, are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment actions described above, the timing and amount of which are not known at this time.
We also incurred the following acquisition integration charges:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Diversified Industrial	$871	$1,695	$2,010	$1,881
Aerospace Systems	9,143	31,723	14,410	43,528
Charges incurred in fiscal 2024 and 2023 relate to the Acquisition. In both fiscal 2024 and 2023, these charges were primarily included in selling, general and administrative expenses ("SG&A") within the Consolidated Statement of Income.

12. Equity

Changes in equity for the three months ended December 31, 2023 and 2022 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at September 30, 2023	$90,523	$337,162	$17,501,909	$(1,514,947)	$(5,849,265)	$9,568	$10,574,950
Net income			681,851			206	682,057
Other comprehensive income				273,731		415	274,146
Dividends paid ($1.48 per share)			(190,307)			(388)	(190,695)
Stock incentive plan activity		15,655			6,265		21,920
Shares purchased at cost					(49,999)		(49,999)
Balance at December 31, 2023	$90,523	$352,817	$17,993,453	$(1,241,216)	$(5,892,999)	$9,801	$11,312,379

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at September 30, 2022	$90,523	$360,443	$15,878,565	$(1,843,780)	$(5,723,230)	$10,883	$8,773,404
Net income			395,237			224	395,461
Other comprehensive income				364,111		1,253	365,364
Dividends paid ($1.33 per share)			(170,919)			(264)	(171,183)
Stock incentive plan activity		17,428			4,002		21,430
Shares purchased at cost					(50,000)		(50,000)
Balance at December 31, 2022	$90,523	$377,871	$16,102,883	$(1,479,669)	$(5,769,228)	$12,096	$9,334,476

Changes in equity for the six months ended December 31, 2023 and 2022 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2023	$90,523	$305,522	$17,041,502	$(1,292,872)	$(5,817,787)	$11,391	$10,338,279
Net income			1,332,678			451	1,333,129
Other comprehensive income				51,656		776	52,432
Dividends paid ($2.96 per share)			(380,727)			(388)	(381,115)
Stock incentive plan activity		46,880			24,787		71,667
Acquisition activity		415				(2,429)	(2,014)
Shares purchased at cost					(99,999)		(99,999)
Balance at December 31, 2023	$90,523	$352,817	$17,993,453	$(1,241,216)	$(5,892,999)	$9,801	$11,312,379

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2022	$90,523	$327,307	$15,661,808	$(1,543,198)	$(5,688,429)	$11,909	$8,859,920
Net income			783,091			407	783,498
Other comprehensive income				63,529		123	63,652
Dividends paid ($2.66 per share)			(342,016)			(343)	(342,359)
Stock incentive plan activity		50,564			19,201		69,765
Shares purchased at cost					(100,000)		(100,000)
Balance at December 31, 2022	$90,523	$377,871	$16,102,883	$(1,479,669)	$(5,769,228)	$12,096	$9,334,476

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the six months ended December 31, 2023 and 2022 are as follows:

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2023	$(962,044)	$(330,828)	$(1,292,872)
Other comprehensive income before reclassifications	48,927	—	48,927
Amounts reclassified from accumulated other comprehensive (loss)	—	2,729	2,729
Balance at December 31, 2023	$(913,117)	$(328,099)	$(1,241,216)

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2022	$(1,149,071)	$(394,127)	$(1,543,198)
Other comprehensive income before reclassifications	53,768	—	53,768
Amounts reclassified from accumulated other comprehensive (loss)	—	9,761	9,761
Balance at December 31, 2022	$(1,095,303)	$(384,366)	$(1,479,669)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three and six months ended December 31, 2023 and 2022 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Six Months Ended
	December 31, 2023	December 31, 2023
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(334)	$(636)	Other income, net
Recognized actuarial loss	(2,309)	(3,101)	Other income, net
Total before tax	(2,643)	(3,737)
Tax benefit	732	1,008
Net of tax	$(1,911)	$(2,729)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Six Months Ended
	December 31, 2022	December 31, 2022
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(242)	$(452)	Other income, net
Recognized actuarial loss	(6,369)	(12,479)	Other income, net
Total before tax	(6,611)	(12,931)
Tax benefit	1,621	3,170
Net of tax	$(4,990)	$(9,761)

13. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the six months ended December 31, 2023 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2023	$7,682,755	$2,945,839	$10,628,594
Acquisition	1,113	9,778	10,891
Divestitures	(25,387)	—	(25,387)
Foreign currency translation	41,165	16,634	57,799
Balance at December 31, 2023	$7,699,646	$2,972,251	$10,671,897
Acquisition represents goodwill resulting from the purchase price allocation for the Acquisition during the measurement period. Divestitures represents goodwill associated with the sale of the businesses. Refer to Note 4 for further discussion.
Intangible assets are amortized using the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	December 31, 2023		June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$2,125,244	$403,218	$2,128,847	$352,040
Trade names	1,050,077	418,972	1,047,678	390,737
Customer relationships and other	8,114,269	2,313,932	8,109,063	2,092,197
Total	$11,289,590	$3,136,122	$11,285,588	$2,834,974
Total intangible asset amortization expense for the six months ended December 31, 2023 and 2022 was $298 million and $229 million, respectively. The estimated amortization expense for the five years ending June 30, 2024 through 2028 is $580 million, $543 million, $538 million, $533 million and $524 million, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred during the six months ended December 31, 2023 and 2022.
14. Retirement benefits
Net pension (benefit) expense recognized included the following components:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Service cost	$12,420	$13,682	$25,947	$27,935
Interest cost	67,552	61,084	134,433	107,435
Expected return on plan assets	(88,233)	(82,213)	(176,481)	(148,558)
Amortization of prior service cost	334	242	636	452
Amortization of net actuarial loss	2,793	6,839	3,975	13,282
Net pension (benefit) expense	$(5,134)	$(366)	$(11,490)	$546
We recognized $0.4 million and $0.5 million in expense related to other postretirement benefits during the three months ended December 31, 2023 and 2022, respectively. During the six months ended December 31, 2023 and 2022, we recognized $1.1 million and $0.7 million, respectively, in expense related to other postretirement benefits. Components of retirement benefits expense, other than service cost, are included in other income, net in the Consolidated Statement of Income.

15. Debt
Our debt portfolio includes a term loan facility (the “Term Loan Facility”). Interest rates reset every one, three or six months at the discretion of the Company. At December 31, 2023, the Term Loan Facility had an interest rate of Secured Overnight Financing Rate plus 122.5 bps. Additionally, the provisions of the Term Loan Facility allow for prepayments at the Company's discretion. During the six months ended December 31, 2023, we made principal payments totaling $200 million related to the Term Loan Facility. Refer to the Company’s 2023 Annual Report on Form 10-K for further discussion.
Commercial paper notes outstanding at December 31, 2023 and June 30, 2023 were $1.2 billion and $1.8 billion, respectively.
Based on the Company’s rating level at December 31, 2023, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At December 31, 2023, our debt to debt-shareholders' equity ratio was 0.51 to 1.0. We are in compliance, and expect to remain in compliance, with all covenants set forth in the credit agreement and indentures.
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
As of December 31, 2023, we had gross unrecognized tax benefits of $101 million, all of which, if recognized, would impact the effective tax rate. The accrued interest and accrued penalties related to the gross unrecognized tax benefits, excluded from the amount above, is $24 million and $2 million, respectively. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $40 million as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.
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
The carrying value of long-term debt, which excludes the impact of net unamortized debt issuance costs, and estimated fair value of long-term debt are as follows:

	December 31, 2023	June 30, 2023
Carrying value of long-term debt	$10,651,354	$10,845,359
Estimated fair value of long-term debt	10,312,875	10,221,563
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

Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	December 31, 2023	June 30, 2023
Net investment hedges
Cross-currency swap contracts	Investments and other assets	$2,050	$21,578
Cross-currency swap contracts	Other liabilities	691	—
Other derivative contracts
Forward exchange contracts	Non-trade and notes receivable	225	—
Forward exchange contracts	Other accrued liabilities	2,096	—
The cross-currency swap and forward exchange contracts are reflected on a gross basis in the Consolidated Balance Sheet. We have not entered into any master netting arrangements.
The €69 million, €290 million and ¥2.1 billion of cross-currency swap contracts have been designated as hedging instruments. The forward exchange contracts have not been designated as hedging instruments and are considered to be economic hedges of forecasted transactions.
The forward exchange, costless collar contracts, and deal-contingent forward contracts, as well as cross-currency swap contracts acquired as part of the Acquisition, are adjusted to fair value by recording gains and losses in other income, net in the Consolidated Statement of Income.
Derivatives designated as hedges are adjusted to fair value by recording gains and losses through accumulated other comprehensive (loss) on the Consolidated Balance Sheet until the hedged item is recognized in earnings. We assess the effectiveness of the €69 million, €290 million and ¥2.1 billion of cross-currency swap contracts designated as hedging instruments using the spot method. Under this method, the periodic interest settlements are recognized directly in earnings through interest expense.

Gains (losses) on derivative financial instruments were recorded in the Consolidated Statement of Income as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Deal-contingent forward contracts	$—	$—	$—	$(389,992)
Forward exchange contracts	(2,249)	(13,439)	(1,813)	(14,803)
Costless collar contracts	—	(65)	—	5,324
Cross-currency swap contracts	—	(20,422)	—	(15,763)

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) on the Consolidated Balance Sheet are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Cross-currency swap contracts	$(17,900)	$(25,708)	$(15,317)	$1,111
Foreign currency denominated debt	(24,580)	(47,628)	(6,701)	(11,489)

During the six months ended December 31, 2023 and 2022, the periodic interest settlements related to the cross-currency swap contracts were not material.

A summary of financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2023 and June 30, 2023 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$2,275	$—	$2,275	$—
Liabilities:
Derivatives	2,787	—	2,787	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$21,578	$—	$21,578	$—
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net sales
Diversified Industrial:
North America	$2,110,203	$2,140,685	$4,340,109	$4,272,445
International	1,404,270	1,397,699	2,792,892	2,752,712
Aerospace Systems	1,306,474	1,136,427	2,535,434	1,882,429
Total net sales	$4,820,947	$4,674,811	$9,668,435	$8,907,586
Segment operating income
Diversified Industrial:
North America	$461,850	$419,921	$967,903	$872,907
International	290,484	285,520	591,185	579,460
Aerospace Systems	263,112	8,793	489,372	100,944
Total segment operating income	1,015,446	714,234	2,048,460	1,553,311
Corporate general and administrative expenses	49,902	48,901	105,558	100,561
Income before interest expense and other expense	965,544	665,333	1,942,902	1,452,750
Interest expense	129,029	146,931	263,497	264,725
Other (income) expense, net	(31,650)	1,659	(9,195)	167,937
Income before income taxes	$868,165	$516,743	$1,688,600	$1,020,088

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023
AND COMPARABLE PERIODS ENDED DECEMBER 31, 2022

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

The ongoing disruption within the global supply chain and labor markets has impacted our business. We continue to manage the challenging supply chain environment through our "local for local" manufacturing strategy, ongoing supplier management process, and broadened supply base. While the inflationary cost environment showed signs of moderating, we continue to manage its impact through a variety of cost and pricing measures, including continuous improvement and lean initiatives. Additionally, we strategically manage our workforce and discretionary spending. At the same time, we are appropriately addressing the ongoing needs of our business so that we continue to serve our customers.

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
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2023	2022	2023	2022
Net sales	$4,821	$4,675	$9,668	$8,908
Gross profit margin	35.7%	30.8%	35.9%	32.3%
Selling, general and administrative expenses	$807	$815	$1,680	$1,651
Selling, general and administrative expenses, as a percent of sales	16.7%	17.4%	17.4%	18.5%
Interest expense	$129	$147	$263	$265
Other income, net	$(85)	$(41)	$(163)	$(60)
Effective tax rate	21.4%	23.5%	21.1%	23.2%
Net income	$682	$395	$1,333	$783
Net income, as a percent of sales	14.1%	8.5%	13.8%	8.8%
Net sales increased for the current-year quarter due to higher sales in the Aerospace Systems Segment, partially offset by lower sales in the Diversified Industrial Segment. Currency exchange rate changes increased net sales during the current-year quarter by approximately $25 million, of which approximately $16 million and $9 million were attributable to the Diversified Industrial and Aerospace Systems Segments, respectively. The impact of divestiture activity decreased sales by approximately $13 million during the current-year quarter.
Net sales increased for the first six months of fiscal 2024 due to higher sales in both the Aerospace Systems and Diversified Industrial Segments. The acquisition of Meggitt (the "Acquisition") increased sales by approximately $501 million during the first six months of fiscal 2024. The effect of currency rate changes increased net sales during the first six months of fiscal 2024 by approximately $65 million, of which $52 million and $13 million were attributable to the Diversified Industrial and Aerospace Systems Segments, respectively. The impact of divestiture activity decreased sales by approximately $38 million during the first six months of fiscal 2024.
Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased in the current-year quarter and first six months of fiscal 2024 due to higher margins in both segments resulting from price increases, favorable product mix and moderating material costs. In addition, cost of sales in the prior-year quarter and first six months of fiscal 2023 included $112 million and $130 million, respectively, of amortization expense related to the step-up in inventory to fair value resulting from the Acquisition.
Cost of sales also included business realignment and acquisition integration charges of $9 million and $6 million for the current and prior-year quarter, respectively, and $18 million and $9 million for the first six months of fiscal 2024 and 2023, respectively.
Selling, general and administrative expenses ("SG&A") decreased during the current-year quarter primarily due to lower research and development expenses, partially offset by an increase in intangible asset amortization expense and wages, salaries and incentive compensation. SG&A increased during the first six months of fiscal 2024 primarily due to higher intangible asset amortization and stock compensation expense, as well as increased wages, salaries and incentive compensation, partially offset by a decrease in acquisition-related transaction costs of $111 million. In both the current-year quarter and first six months of fiscal 2024, SG&A benefited from savings related to prior-year restructuring and acquisition-integration activities.
SG&A included business realignment and acquisition integration charges of $14 million and $32 million for the current and prior-year quarter, respectively, and $25 million and $45 million for the first six months of fiscal 2024 and 2023, respectively.
Interest expense decreased during the current-year quarter and the first six months of fiscal 2024 primarily due to lower average debt outstanding, partially offset by higher average interest rates.

Other income, net included the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2023	2022	2023	2022
Expense (income)
Foreign currency transaction (gain) loss	$(14)	$23	$(16)	$59
Income related to equity method investments	(37)	(26)	(75)	(53)
Non-service components of retirement benefit cost	(17)	(14)	(35)	(27)
Gain on disposal of assets and divestitures	(9)	(3)	(21)	(380)
Interest income	(2)	(6)	(6)	(32)
Loss on deal-contingent forward contracts	—	—	—	390
Other items, net	(6)	(15)	(10)	(17)
	$(85)	$(41)	$(163)	$(60)
Foreign currency transaction (gain) loss primarily relates to the impact of exchange rates on cash, forward contracts, certain cross-currency swap contracts and intercompany transactions. The first six months of fiscal 2023 also includes foreign currency transaction loss associated with completing the Acquisition.
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

Effective tax rate for the current-year quarter and first six months of fiscal 2024 was lower than the comparable prior-year periods due to a net decrease in tax costs from permanent taxable adjustments and an increase in discrete tax benefits. The fiscal 2024 effective tax rate is expected to be approximately 22.5 percent.
BUSINESS SEGMENT INFORMATION
Diversified Industrial Segment

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2023	2022	2023	2022
Net sales
North America	$2,110	$2,141	$4,340	$4,272
International	1,404	1,398	2,793	2,753
Operating income
North America	462	420	968	873
International	$290	$286	$591	$579
Operating margin
North America	21.9%	19.6%	22.3%	20.4%
International	20.7%	20.4%	21.2%	21.1%
Backlog	$4,429	$4,966	$4,429	$4,966

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year periods versus the comparable prior-year periods:

	Period Ending December 31, 2023
	Three Months	Six Months
Diversified Industrial North America – as reported	(1.4)%	1.6%
Acquisitions	—%	1.8%
Divestitures	(0.2)%	(0.1)%
Currency	0.3%	0.4%
Diversified Industrial North America – without acquisitions, divestitures and currency[1]	(1.5)%	(0.5)%

Diversified Industrial International – as reported	0.5%	1.5%
Acquisitions	—%	1.4%
Currency	0.7%	1.3%
Diversified Industrial International – without acquisitions and currency[1]	(0.2)%	(1.2)%

Total Diversified Industrial Segment – as reported	(0.7)%	1.5%
Acquisitions	—%	1.6%
Divestitures	(0.1)%	(0.1)%
Currency	0.4%	0.8%
Total Diversified Industrial Segment – without acquisitions, divestitures and currency[1]	(1.0)%	(0.8)%
1This table reconciles the percentage changes in net sales of the Diversified Industrial Segment reported in accordance with accounting principles generally accepted in the United States of America ("GAAP") to percentage changes in net sales adjusted to remove the effects of acquisitions and divestitures for 12 months after their completion as well as changes in currency exchange rates (a non-GAAP measure). The effects of acquisitions, divestitures and changes in currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.
Net Sales
Diversified Industrial North America - Sales decreased 1.4 percent and increased 1.6 percent during the current-year quarter and first six months of fiscal 2024, respectively. Changes in currency exchange rates increased sales by approximately $7 million and $18 million in the current-year quarter and first six months of fiscal 2024, respectively. The effects of divestiture activity decreased sales by approximately $4 million and $5 million in the current-year quarter and first six months of fiscal 2024, respectively. The Acquisition increased sales by approximately $77 million during the first six months of fiscal 2024.
Excluding the effects of the Acquisition, divestitures and changes in the currency exchange rates, sales in the Diversified Industrial North American businesses decreased 1.5 percent and 0.5 percent in the current-year quarter and first six months of fiscal 2024, respectively. In the current-year quarter, the decrease is primarily due to lower demand from distributors and end users across the engine, refrigeration, cars and light truck and turf markets, partially offset by higher end-user demand in the aerospace, oil and gas, farm and agriculture and marine markets. In the first six months of fiscal 2024, sales decreased primarily due to lower end-user demand in the refrigeration, engine, turf, construction equipment and machine tool markets, partially offset by higher end-user demand in the aerospace, oil and gas, farm and agriculture markets as well as higher demand from distributors.
Diversified Industrial International - Sales increased 0.5 percent and 1.5 percent from the prior-year quarter and first six months of fiscal 2023, respectively. The effect of changes in currency exchange rates increased sales by approximately $9 million and $34 million in the current-year quarter and first six months of fiscal 2024, respectively. The effect of the Acquisition increased sales by approximately $38 million during the first six months of fiscal 2024. Excluding the effects of the Acquisition and changes in the currency exchange rates, Diversified Industrial International sales decreased 0.2 percent and 1.2 percent in the current-year quarter and first six months of fiscal 2024, respectively. In the current-year quarter and first six months of fiscal 2024, the decrease in sales was attributed to the Asia Pacific region, partially offset by an increase in sales in Europe and Latin America.
Within Europe, sales in the current-year quarter increased primarily due to higher demand from end users across the semiconductor, engine and forestry markets, partially offset by lower end-user demand in the construction equipment, industrial machinery and farm and agriculture markets as well as lower demand from distributors. In the first six months of fiscal 2024, sales increased primarily due to higher end-user demand in the engines, semiconductor and heavy-duty truck markets as well as higher demand from distributors, partially offset by lower end-user demand in the industrial machinery, life sciences and construction equipment markets.

Within the Asia Pacific region, sales in the current-year quarter and first six months of fiscal 2024 decreased primarily due to lower end-user demand in the semiconductor, construction equipment, industrial machinery, refrigeration and metal fabrication markets, partially offset by higher end-user demand in the marine and engine markets. In the current-year quarter, we also experienced higher demand from distributors.
Within Latin America, sales in the current-year quarter and first six months of fiscal 2024 increased primarily due to higher demand from distributors and end users in the marine, oil and gas, engines and power generation markets, partially offset by lower end-user demand in the farm and agriculture, heavy-duty truck, industrial machinery and metal fabrication markets.
Operating Margin
Operating margin increased in the North American businesses and remained flat in the International businesses during both the current-year quarter and first six months of fiscal 2024, primarily due to price increases, favorable product mix, cost containment and moderating material costs, partially offset by higher wages, salaries and incentive compensation. International businesses also experienced higher business realignment charges in both the current-year quarter and first six months of fiscal 2024.
Business Realignment
The following business realignment and acquisition integration charges are included in Diversified Industrial North American and Diversified Industrial International operating income:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2023	2022	2023	2022
Diversified Industrial North America	$4	$3	$7	$3
Diversified Industrial International	10	3	21	5

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
We anticipate that cost savings realized from the workforce reduction measures taken in the first six months of fiscal 2024 will not materially impact operating income in fiscal 2024 and will increase operating income by approximately one percent in fiscal 2025 for both the Diversified Industrial North American and International businesses. We expect to continue to take actions necessary to integrate acquisitions and appropriately structure the operations of the Diversified Industrial Segment. We currently anticipate incurring approximately $59 million of additional business realignment and acquisition integration charges in the remainder of fiscal 2024. However, continually changing business conditions could impact the ultimate costs we incur.
Backlog
Diversified Industrial Segment backlog, as of December 31, 2023, decreased from the prior-year quarter and June 30, 2023 amount of $4.8 billion due to shipments exceeding orders in both the North American and International businesses. Backlog in the North American and International businesses accounted for approximately 70 percent and 30 percent, respectively, of the decrease from both the prior-year quarter and June 30, 2023.
Within the International businesses, the Asia Pacific region accounted for approximately 90 percent of the decrease from the prior-year quarter, while the remaining decrease was evenly split between Latin America and Europe. Europe, the Asia Pacific region and Latin America accounted for approximately 65 percent, 30 percent and five percent, respectively, of the decrease from June 30, 2023.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.

Aerospace Systems Segment

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2023	2022	2023	2022
Net sales	$1,306	$1,136	$2,535	$1,882
Operating income	$263	$9	$489	$101
Operating margin	20.1%	0.8%	19.3%	5.4%
Backlog	$6,399	$5,586	$6,399	$5,586
Net Sales
Aerospace Systems Segment sales for the current-year quarter and first six months of fiscal 2024 increased compared to the same prior-year periods primarily due to higher volume across all businesses, especially the commercial aftermarket business. Sales also increased by $386 million during the first six months of fiscal 2024 due to the Acquisition.
Operating Margin
Aerospace Systems Segment operating margin increased during the current-year quarter and first six months of fiscal 2024 due to higher volume across all businesses, favorable aftermarket mix and lower acquisition-integration charges, as well as benefits of cost containment initiatives and prior-year business realignment and acquisition integration activities. In addition, operating income in the prior-year quarter and first six months of fiscal 2023 included $112 million and $130 million, respectively, of amortization expense related to the step-up in inventory to fair value resulting from the Acquisition. Favorable contract settlements also contributed to the increase in operating margin during the first six months of fiscal 2024.
Business Realignment
Within the Aerospace Systems Segment, we incurred acquisition integration and business realignment charges of $9 million and $33 million in the current and prior-year quarter, respectively, and $15 million and $46 million in the first six months of fiscal 2024 and 2023, respectively. We do not expect to incur material business realignment and acquisition integration charges in the remainder of fiscal 2024. However, continually changing business conditions could impact the ultimate costs we incur.
Backlog
Aerospace Systems Segment backlog, as of December 31, 2023, increased from the prior-year quarter primarily due to orders exceeding shipments in the commercial and military aftermarket and commercial original equipment manufacturer ("OEM") businesses, partially offset by shipments exceeding orders in the military OEM business.
The increase in backlog from the June 30, 2023 amount of $6.2 billion is primarily due to orders exceeding shipments in all businesses, especially the commercial aftermarket business.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Corporate general & administrative expenses

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2023	2022	2023	2022
Expense
Corporate general and administrative expense	$50	$49	$106	$101
Corporate general and administrative expense, as a percent of sales	1.0%	1.0%	1.1%	1.1%
Corporate general and administrative expenses remained relatively flat in the current-year quarter and first six months of fiscal 2024 primarily due to an increase in salaries, benefits and incentive compensation expense, as well as information technology expense offset by a decrease in professional service fees and other discretionary spending.

Other (income) expense, net (in Business Segments) included the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2023	2022	2023	2022
Expense (income)
Foreign currency transaction (gain) loss	$(14)	$23	$(16)	$59
Stock-based compensation	12	10	74	60
Pensions	(17)	(14)	(35)	(27)
Acquisition-related expenses	—	2	—	110
Loss on deal-contingent forward contracts	—	—	—	390
Gain on disposal of assets and divestitures	(9)	(3)	(21)	(380)
Interest income	(2)	(6)	(6)	(32)
Other items, net	(2)	(10)	(5)	(12)
	$(32)	$2	$(9)	$168
Foreign currency transaction (gain) loss primarily relates to the impact of exchange rates on cash, forward contracts, certain cross-currency swap contracts and intercompany transactions. Foreign currency transaction (gain) loss during the first six months of 2023 also included foreign currency transaction loss associated with completing the Acquisition.
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

Cash Flows
A summary of cash flows follows:

	Six Months Ended
	December 31,
(dollars in millions)	2023	2022
Cash provided by (used in):
Operating activities	$1,352	$1,076
Investing activities	(131)	(8,022)
Financing activities	(1,305)	1,065
Effect of exchange rates	(8)	(11)
Net decrease in cash, cash equivalents and restricted cash	$(92)	$(5,892)

Cash flows from operating activities for the first six months of fiscal 2024 were $1,352 million compared to $1,076 million for the first six months of fiscal 2023. This increase of $276 million was primarily related to net changes in cash provided by working capital items. We continue to focus on managing inventory and other working capital requirements. Cash flows from operating activities for the first six months of fiscal 2023 were negatively impacted by acquisition-related transaction expenses.
•Days sales outstanding relating to trade accounts receivable was 50 days at December 31, 2023, 51 days at June 30, 2023 and 51 days at December 31, 2022.

•Days supply of inventory on hand was 96 days at December 31, 2023, 85 days at June 30, 2023 and 98 days at December 31, 2022.
Cash flows from investing activities for the first six months of fiscal 2024 and 2023 were impacted by the following factors:
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
•Capital expenditures of $204 million in fiscal 2024 compared to $186 million in fiscal 2023.
~~•~~Net purchases of marketable securities of $2.5 million in fiscal 2024 compared to maturities of $5 million in fiscal 2023.
Cash flows from financing activities for the first six months of fiscal 2024 and 2023 were impacted by the following factors:
•Proceeds of $2 billion from borrowings under the term loan facility (the "Term Loan Facility") in fiscal 2023.
•Payments to retire $300 million aggregate principal amount of private placement notes assumed in the Acquisition in fiscal 2023.
•Payments related to the maturity of $300 million aggregate principal amount of medium term notes in fiscal 2023.
•Repurchases of 0.2 million common shares for $100 million during fiscal 2024 compared to repurchases of 0.4 million common shares for $100 million during fiscal 2023.
•Net commercial paper repayments of $584 million in fiscal 2024 compared to net commercial paper borrowings of $235 million in fiscal 2023.
•Principal payments totaling $200 million related to the Term Loan Facility in fiscal 2024 compared to principal payments totaling $100 million related to the Term Loan Facility in fiscal 2023.
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
Dividends
We declared a quarterly dividend of $1.48 per share on October 25, 2023, which was paid on December 1, 2023. Dividends have been paid for 294 consecutive quarters, including a yearly increase in dividends for the last 67 years. Additionally, we declared a quarterly dividend of $1.48 per share on January 25, 2024, payable on March 1, 2024.
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

Liquidity
Cash, comprised of cash and cash equivalents and marketable securities and other investments, includes $327 million and $422 million held by the Company's foreign subsidiaries at December 31, 2023 and June 30, 2023, respectively. The Company does not permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested.
We are currently authorized to sell up to $3.0 billion of short-term commercial paper notes. As of December 31, 2023, $1.2 billion of commercial paper notes were outstanding, and the largest amount of commercial paper notes outstanding during the current-year quarter was $1.7 billion.
The Company has a line of credit totaling $3.0 billion through a multi-currency revolving credit agreement with a group of banks, of which $1.8 billion was available as of December 31, 2023. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the agreement. The credit agreement expires in June 2028; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which may result in changes to the current terms and conditions of the credit agreement. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement, nor would it accelerate the repayment of any outstanding borrowings.
We primarily utilize unsecured medium-term notes and senior notes to meet our financing needs and we expect to continue to borrow funds at reasonable rates over the long term. Refer to the Cash flows from financing activities section above and Note 15 to the Consolidated Financial Statements for further discussion.
Our debt portfolio includes the Term Loan Facility. During the six months ended December 31, 2023, we made principal payments totaling $200 million related to the Term Loan Facility. Refer to Note 15 to the Consolidated Financial Statements for further discussion.
The Company’s credit agreement and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at December 31, 2023, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At December 31, 2023, the Company's debt to debt-shareholders' equity ratio was 0.51 to 1.0. We are in compliance and expect to remain in compliance with all covenants set forth in the credit agreement and indentures.
Our goal is to maintain an investment-grade credit profile. The rating agencies periodically update our credit ratings as events occur. At December 31, 2023, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

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

The Company makes these statements as of the date of the filing of its Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, and undertakes no obligation to update them unless otherwise required by law.

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
The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. Our objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting our exposure to changes in near-term interest rates. At December 31, 2023, our debt portfolio included $675 million of variable rate debt, exclusive of commercial paper borrowings. A 100 basis point increase in near-term interest rates would increase annual interest expense on variable rate debt, including weighted-average commercial paper borrowings for the six months ended December 31, 2023, by approximately $23 million.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective.

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

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
(a)Unregistered Sales of Equity Securities. Not applicable.
(b)Use of Proceeds. Not applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2023 through October 31, 2023	45,300	$386.13	45,300	7,581,767
November 1, 2023 through November 30, 2023	40,300	$413.86	40,300	7,541,467
December 1, 2023 through December 31, 2023	35,543	$445.30	35,543	7,505,924
Total:	121,143		121,143

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

ITEM 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2023.

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
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three and six months ended December 31, 2023 and 2022, (ii) Consolidated Statement of Comprehensive Income for the three and six months ended December 31, 2023 and 2022, (iii) Consolidated Balance Sheet at December 31, 2023 and June 30, 2023, (iv) Consolidated Statement of Cash Flows for the six months ended December 31, 2023 and 2022, and (v) Notes to Consolidated Financial Statements for the six months ended December 31, 2023.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Todd M. Leombruno
Todd M. Leombruno
Executive Vice President and Chief Financial Officer

Date:	February 6, 2024