Form 10-Q
period 2024-03-31
PARKER HANNIFIN CORP
filed 2024-05-03
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes  ☐    No  ☒
Number of Common Shares outstanding at March 31, 2024: 128,540,990

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net sales	$5,074,356	$5,061,665	$14,742,791	$13,969,251
Cost of sales	3,279,650	3,340,764	9,478,961	9,373,032
Selling, general and administrative expenses	816,337	868,393	2,496,830	2,519,163
Interest expense	123,732	151,993	387,229	416,718
Other income, net	(65,406)	(55,866)	(228,872)	(116,131)
Income before income taxes	920,043	756,381	2,608,643	1,776,469
Income taxes	193,309	165,421	548,780	402,011
Net income	726,734	590,960	2,059,863	1,374,458
Less: Noncontrolling interest in subsidiaries' earnings	160	71	611	478
Net income attributable to common shareholders	$726,574	$590,889	$2,059,252	$1,373,980

Earnings per share attributable to common shareholders:
Basic	$5.65	$4.61	$16.03	$10.71
Diluted	$5.56	$4.54	$15.82	$10.58

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net income	$726,734	$590,960	$2,059,863	$1,374,458
Less: Noncontrolling interests in subsidiaries' earnings	160	71	611	478
Net income attributable to common shareholders	726,574	590,889	2,059,252	1,373,980

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(168,919)	92,106	(119,216)	145,997
Retirement benefits plan activity	1,369	(1,364)	4,098	8,397
Other comprehensive (loss) income	(167,550)	90,742	(115,118)	154,394
Less: Other comprehensive (loss) income for noncontrolling interests	(392)	(299)	384	(176)
Other comprehensive (loss) income attributable to common shareholders	(167,158)	91,041	(115,502)	154,570
Total comprehensive income attributable to common shareholders	$559,416	$681,930	$1,943,750	$1,528,550

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(Unaudited)

	March 31, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$405,484	$475,182
Marketable securities and other investments	9,968	8,390
Trade accounts receivable, net	2,913,357	2,827,297
Non-trade and notes receivable	310,355	309,167
Inventories	2,966,336	2,907,879
Prepaid expenses and other	337,055	306,314
Total current assets	6,942,555	6,834,229
Property, plant and equipment	7,033,187	6,865,545
Less: Accumulated depreciation	4,162,268	4,000,515
Property, plant and equipment, net	2,870,919	2,865,030
Deferred income taxes	72,808	81,429
Investments and other assets	1,150,784	1,104,576
Intangible assets, net	7,961,957	8,450,614
Goodwill	10,579,307	10,628,594
Total assets	$29,578,330	$29,964,472
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$4,080,759	$3,763,175
Accounts payable, trade	1,964,211	2,050,934
Accrued payrolls and other compensation	514,021	651,319
Accrued domestic and foreign taxes	358,061	374,571
Other accrued liabilities	1,077,318	895,371
Total current liabilities	7,994,370	7,735,370
Long-term debt	7,290,208	8,796,284
Pensions and other postretirement benefits	455,254	551,510
Deferred income taxes	1,528,529	1,649,674
Other liabilities	709,548	893,355
Total liabilities	17,977,909	19,626,193
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at March 31 and June 30	90,523	90,523
Additional capital	295,730	305,522
Retained earnings	18,529,559	17,041,502
Accumulated other comprehensive (loss)	(1,408,374)	(1,292,872)
Treasury shares, at cost; 52,505,138 shares at March 31 and 52,613,046 shares at June 30	(5,916,586)	(5,817,787)
Total shareholders’ equity	11,590,852	10,326,888
Noncontrolling interests	9,569	11,391
Total equity	11,600,421	10,338,279
Total liabilities and equity	$29,578,330	$29,964,472
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,059,863	$1,374,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	257,700	234,649
Amortization	438,763	374,417
Stock incentive plan compensation	128,682	117,536
Deferred income taxes	(37,682)	89,805
Foreign currency transaction (gain) loss	(27,034)	54,927
Loss (gain) on property, plant and equipment and intangible assets	5,847	(1,270)
Gain on sale of businesses	(23,667)	(366,345)
Gain on marketable securities	(55)	(1,391)
Gain on investments	(2,555)	(4,341)
Other	18,992	18,890
Changes in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable, net	(96,390)	(110,317)
Inventories	(69,426)	(27,491)
Prepaid expenses and other	(10,698)	(64,350)
Other assets	(67,354)	(194,069)
Accounts payable, trade	(78,452)	118,756
Accrued payrolls and other compensation	(134,459)	(19,357)
Accrued domestic and foreign taxes	(13,123)	36,208
Other accrued liabilities	23,380	141,891
Pensions and other postretirement benefits	(87,911)	46,681
Other liabilities	(137,344)	(24,393)
Net cash provided by operating activities	2,147,077	1,794,894
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions (net of cash of $89,704 in 2023)	—	(7,146,110)
Capital expenditures	(283,328)	(272,603)
Proceeds from sale of property, plant and equipment	8,905	11,821
Proceeds from sale of businesses	75,561	471,720
Purchases of marketable securities and other investments	(10,091)	(31,275)
Maturities and sales of marketable securities and other investments	8,664	35,075
Payments of deal-contingent forward contracts	—	(1,405,418)
Other	5,988	251,875
Net cash used in investing activities	(194,301)	(8,084,915)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	3,196	2,820
Payments for common shares	(240,885)	(202,731)
Acquisition of noncontrolling interests	(2,883)	—
(Payments for) proceeds from notes payable, net	(941,135)	258,458
Proceeds from long-term borrowings	12,173	2,011,949
Payments for long-term borrowings	(264,411)	(1,363,596)
Financing fees paid	—	(8,911)
Dividends paid	(571,583)	(513,232)
Net cash (used in) provided by financing activities	(2,005,528)	184,757
Effect of exchange rate changes on cash	(16,946)	(7,781)
Net decrease in cash, cash equivalents and restricted cash	(69,698)	(6,113,045)
Cash, cash equivalents and restricted cash at beginning of year	475,182	6,647,876
Cash and cash equivalents at end of period	$405,484	$534,831

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts or as otherwise noted)

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2024, the results of operations for the three and nine months ended March 31, 2024 and 2023 and cash flows for the nine months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2023 Annual Report on Form 10-K.
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
Diversified Industrial Segment revenues by technology platform:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Motion Systems	$942,667	$1,017,974	$2,802,947	$2,837,403
Flow and Process Control	1,185,622	1,298,204	3,489,483	3,675,928
Filtration and Engineered Materials	1,537,354	1,550,927	4,506,214	4,378,931
Total	$3,665,643	$3,867,105	$10,798,644	$10,892,262
Aerospace Systems Segment revenues by primary market:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Commercial original equipment manufacturer ("OEM")	$471,870	$398,502	$1,315,254	$1,045,850
Commercial aftermarket	482,477	381,883	1,311,445	938,129
Military OEM	260,818	244,451	787,196	649,179
Military aftermarket	193,548	169,724	530,252	443,831
Total	$1,408,713	$1,194,560	$3,944,147	$3,076,989

Total Company revenues by geographic region based on the Company's selling operation's location:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
North America	$3,438,587	$3,364,157	$9,965,836	$9,278,815
Europe	1,026,035	1,054,157	2,915,334	2,750,159
Asia Pacific	554,991	590,017	1,693,316	1,777,550
Latin America	54,743	53,334	168,305	162,727
Total	$5,074,356	$5,061,665	$14,742,791	$13,969,251
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

Total contract assets and contract liabilities are as follows:

	March 31, 2024	June 30, 2023
Contract assets, current (included within Prepaid expenses and other)	$132,237	$123,705
Contract assets, noncurrent (included within Investments and other assets)	17,976	23,708
Total contract assets	150,213	147,413
Contract liabilities, current (included within Other accrued liabilities)	(211,777)	(244,799)
Contract liabilities, noncurrent (included within Other liabilities)	(72,306)	(78,239)
Total contract liabilities	(284,083)	(323,038)
Net contract liabilities	$(133,870)	$(175,625)
Net contract liabilities at March 31, 2024 decreased from the June 30, 2023 amount primarily due to timing differences between when revenue was recognized and the receipt of advance payments. During the nine months ended March 31, 2024, approximately $169 million of revenue was recognized that was included in the contract liabilities at June 30, 2023.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at March 31, 2024 was $10.8 billion, of which approximately 76 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.
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
Goodwill is calculated as the excess of the purchase price over the net assets acquired and represents cost synergies and enhancements to our existing technologies. For tax purposes, Meggitt's goodwill is not deductible. Based upon a final acquisition valuation, we acquired $4.2 billion of customer-related intangible assets, $1.1 billion of technology and $303 million of trade names, each with weighted-average estimated useful lives of 21, 22, and 18 years, respectively. These intangible assets were valued using the income approach, which includes significant assumptions around future revenue growth, earnings before interest, taxes, depreciation and amortization, royalty rates and discount rates. Such assumptions are classified as level 3 inputs within the fair value hierarchy.
The following table presents unaudited pro forma information for the three and nine months ended March 31, 2023 as if the Acquisition had occurred on July 1, 2021.

(Unaudited)	Three Months Ended	Nine Months Ended
	March 31, 2023	March 31, 2023
Net sales	$5,061,665	$14,350,581
Net income attributable to common shareholders	612,049	1,244,907
The historical consolidated financial information of Parker and Meggitt has been adjusted in the pro forma information in the table above to give effect to events that are directly attributable to the Acquisition and factually supportable. To reflect the occurrence of the Acquisition on July 1, 2021, the unaudited pro forma information includes adjustments for the amortization of the step-up of inventory to fair value and incremental depreciation and amortization expense resulting from the fair value adjustments to property, plant and equipment and intangible assets. These adjustments were based upon a preliminary purchase price allocation. Additionally, adjustments to financing costs and income tax expense were also made to reflect the capital structure and anticipated effective tax rate of the combined entity. Additionally, the pro forma information includes adjustments for nonrecurring transactions directly related to the Acquisition, including the gain on the divestiture of the aircraft wheel and brake business, loss on deal-contingent forward contracts, and transaction costs. These non-recurring adjustments totaled $(1) million and $197 million during the three and nine months ended March 31, 2023, respectively. The resulting pro forma amounts are not necessarily indicative of the results that would have been obtained if the Acquisition had occurred as of the beginning of the period presented or that may occur in the future, and do not reflect future synergies, integration costs or other such costs or savings.
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
During March 2023, we divested a French aerospace business, which was part of the Aerospace Systems Segment, for proceeds of $27 million. The resulting pre-tax loss of $12 million is included in other income, net in the Consolidated Statement of Income. The operating results and net assets of the French aerospace business were immaterial to the Company's consolidated results of operations and financial position.
During September 2022, we divested our aircraft wheel and brake business, which was part of the Aerospace Systems Segment, for proceeds of $443 million. The resulting pre-tax gain of $374 million is included in other income, net in the Consolidated Statement of Income. The operating results and net assets of the aircraft wheel and brake business were immaterial to the Company's consolidated results of operations and financial position.
5. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Numerator:
Net income attributable to common shareholders	$726,574	$590,889	$2,059,252	$1,373,980
Denominator:
Basic - weighted average common shares	128,502,829	128,293,039	128,467,209	128,343,788
Increase in weighted average common shares from dilutive effect of equity-based awards	2,090,197	1,858,448	1,702,122	1,488,201
Diluted - weighted average common shares, assuming exercise of equity-based awards	130,593,026	130,151,487	130,169,331	129,831,989

Basic earnings per share	$5.65	$4.61	$16.03	$10.71
Diluted earnings per share	$5.56	$4.54	$15.82	$10.58

For the three months ended March 31, 2024 and 2023, 113,956 and 124,025 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
For the nine months ended March 31, 2024 and 2023, 400,506 and 1,011,006 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

6. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. There is no expiration date for this program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. During the three months ended March 31, 2024, we repurchased 97,900 shares at an average price, including commissions, of $502.22 per share. During the nine months ended March 31, 2024, we repurchased 343,539 shares at an average price, including commissions, of $434.21 per share.
7. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. We evaluate the collectibility of our receivables based on historical experience and current and forecasted economic conditions based on management's judgment. Additionally, receivables are written off to bad debt when management makes a final determination of uncollectibility. Allowance for credit losses was $21 million and $32 million at March 31, 2024 and June 30, 2023, respectively.
8. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2024	June 30, 2023
Notes receivable	$87,475	$102,288
Accounts receivable, other	222,880	206,879
Total	$310,355	$309,167

9. Inventories
The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2024	June 30, 2023
Finished products	$821,422	$794,128
Work in process	1,526,113	1,488,665
Raw materials	618,801	625,086
Total	$2,966,336	$2,907,879

10. Supply chain financing
We have supply chain financing ("SCF") programs with financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. We are not a party to the agreements between the participating financial intermediaries and the suppliers in connection with the programs. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the SCF programs. We do not reimburse suppliers for any costs they incur for participation in the SCF programs and their participation is voluntary.
Amounts due to our suppliers that elected to participate in the SCF programs are included in accounts payable, trade on the Consolidated Balance Sheet and payments made under the SCF programs are included within operating activities on the Consolidated Statement of Cash Flows. Accounts payable, trade included approximately $103 million and $85 million payable to suppliers who have elected to participate in the SCF programs as of March 31, 2024 and June 30, 2023, respectively. The amounts settled through the SCF programs and paid to the participating financial intermediaries totaled $221 million and $184 million during the first nine months of fiscal 2024 and 2023, respectively.

11. Business realignment and acquisition integration charges
We incurred business realignment and acquisition integration charges in the first nine months of fiscal 2024 and 2023, which included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. In fiscal 2024 and 2023, a majority of the business realignment charges were incurred in Europe. We believe the realignment actions will positively impact future results of operations, but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges by business segment are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Diversified Industrial	$6,953	$8,075	$32,877	$14,464
Aerospace Systems	(12)	166	318	3,016
Other (income) expense, net	1,527	—	2,719	—
Reductions to our workforce made in connection with such business realignment charges by business segment are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Diversified Industrial	143	282	658	499
Aerospace Systems	(1)	14	1	30
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Cost of sales	$3,014	$5,033	$18,465	$10,746
Selling, general and administrative expenses	3,927	3,208	14,730	6,734
Other income, net	1,527	—	2,719	—
During the first nine months of fiscal 2024, approximately $33 million in payments were made relating to business realignment charges. Remaining payments related to business realignment actions of approximately $15 million, a majority of which are expected to be paid by June 30, 2024, are primarily reflected within the other accrued liabilities caption in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment actions described above, the timing and amount of which are not known at this time.
We also incurred the following acquisition integration charges:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Diversified Industrial	$1,292	$5,395	$3,302	$7,276
Aerospace Systems	11,964	25,849	26,374	69,377
Charges incurred in fiscal 2024 and 2023 relate to the Acquisition. In both fiscal 2024 and 2023, these charges were primarily included in selling, general and administrative expenses ("SG&A") within the Consolidated Statement of Income.

12. Equity

Changes in equity for the three months ended March 31, 2024 and 2023 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$90,523	$352,817	$17,993,453	$(1,241,216)	$(5,892,999)	$9,801	$11,312,379
Net income			726,574			160	726,734
Other comprehensive (loss)				(167,158)		(392)	(167,550)
Dividends paid ($1.48 per share)			(190,468)				(190,468)
Stock incentive plan activity		(57,087)			25,579		(31,508)
Shares purchased at cost					(49,166)		(49,166)
Balance at March 31, 2024	$90,523	$295,730	$18,529,559	$(1,408,374)	$(5,916,586)	$9,569	$11,600,421

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$90,523	$377,871	$16,102,883	$(1,479,669)	$(5,769,228)	$12,096	$9,334,476
Net income			590,889			71	590,960
Other comprehensive income (loss)				91,041		(299)	90,742
Dividends paid ($1.33 per share)			(170,872)				(170,872)
Stock incentive plan activity		(22,117)			19,976		(2,141)
Shares purchased at cost					(50,000)		(50,000)
Balance at March 31, 2023	$90,523	$355,754	$16,522,900	$(1,388,628)	$(5,799,252)	$11,868	$9,793,165

Changes in equity for the nine months ended March 31, 2024 and 2023 are as follows:

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2023	$90,523	$305,522	$17,041,502	$(1,292,872)	$(5,817,787)	$11,391	$10,338,279
Net income			2,059,252			611	2,059,863
Other comprehensive (loss) income				(115,502)		384	(115,118)
Dividends paid ($4.44 per share)			(571,195)			(388)	(571,583)
Stock incentive plan activity		(10,207)			50,368		40,161
Acquisition activity		415				(2,429)	(2,014)
Shares purchased at cost					(149,167)		(149,167)
Balance at March 31, 2024	$90,523	$295,730	$18,529,559	$(1,408,374)	$(5,916,586)	$9,569	$11,600,421

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2022	$90,523	$327,307	$15,661,808	$(1,543,198)	$(5,688,429)	$11,909	$8,859,920
Net income			1,373,980			478	1,374,458
Other comprehensive income (loss)				154,570		(176)	154,394
Dividends paid ($3.99 per share)			(512,888)			(343)	(513,231)
Stock incentive plan activity		28,447			39,177		67,624
Shares purchased at cost					(150,000)		(150,000)
Balance at March 31, 2023	$90,523	$355,754	$16,522,900	$(1,388,628)	$(5,799,252)	$11,868	$9,793,165

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the nine months ended March 31, 2024 and 2023 are as follows:

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2023	$(962,044)	$(330,828)	$(1,292,872)
Other comprehensive income before reclassifications	(119,600)	—	(119,600)
Amounts reclassified from accumulated other comprehensive (loss)	—	4,098	4,098
Balance at March 31, 2024	$(1,081,644)	$(326,730)	$(1,408,374)

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2022	$(1,149,071)	$(394,127)	$(1,543,198)
Other comprehensive income before reclassifications	146,173	—	146,173
Amounts reclassified from accumulated other comprehensive (loss)	—	8,397	8,397
Balance at March 31, 2023	$(1,002,898)	$(385,730)	$(1,388,628)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three and nine months ended March 31, 2024 and 2023 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2024
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(319)	$(955)	Other income, net
Recognized actuarial loss	(1,555)	(4,656)	Other income, net
Total before tax	(1,874)	(5,611)
Tax benefit	505	1,513
Net of tax	$(1,369)	$(4,098)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Nine Months Ended
	March 31, 2023	March 31, 2023
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(227)	$(679)	Other income, net
Recognized actuarial gain (loss)	1,057	(11,422)	Other income, net
Divestiture activity	587	587	Other income, net
Total before tax	1,417	(11,514)
Tax benefit	(53)	3,117
Net of tax	$1,364	$(8,397)

13. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the nine months ended March 31, 2024 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2023	$7,682,755	$2,945,839	$10,628,594
Acquisition	1,113	9,778	10,891
Divestitures	(25,387)	—	(25,387)
Foreign currency translation	(29,859)	(4,932)	(34,791)
Balance at March 31, 2024	$7,628,622	$2,950,685	$10,579,307
Acquisition represents goodwill resulting from the purchase price allocation for the Acquisition during the measurement period. Divestitures represents goodwill associated with the sale of the businesses. Refer to Note 4 for further discussion.
Goodwill is tested for impairment at the reporting unit level annually and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. At December 31, 2023, the Company performed its fiscal 2024 annual goodwill impairment test, which indicated no impairment existed.
Intangible assets are amortized using the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	March 31, 2024		June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$2,117,511	$426,869	$2,128,847	$352,040
Trade names	1,042,091	428,015	1,047,678	390,737
Customer relationships and other	8,054,085	2,396,846	8,109,063	2,092,197
Total	$11,213,687	$3,251,730	$11,285,588	$2,834,974
Total intangible asset amortization expense for the nine months ended March 31, 2024 and 2023 was $439 million and $374 million, respectively. The estimated amortization expense for the five years ending June 30, 2024 through 2028 is $580 million, $551 million, $546 million, $541 million and $531 million, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred during the nine months ended March 31, 2024 and 2023.
14. Retirement benefits
Net pension (benefit) expense recognized included the following components:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Service cost	$12,646	$14,599	$38,593	$42,534
Interest cost	67,644	59,021	202,077	166,456
Expected return on plan assets	(88,381)	(80,137)	(264,862)	(228,695)
Amortization of prior service cost	319	227	955	679
Amortization of net actuarial loss (gain)	1,992	(657)	5,967	12,625
Net pension (benefit) expense	$(5,780)	$(6,947)	$(17,270)	$(6,401)
We recognized $0.5 million and $0.5 million in expense related to other postretirement benefits during the three months ended March 31, 2024 and 2023, respectively. During the nine months ended March 31, 2024 and 2023, we recognized $1.6 million and $1.2 million, respectively, in expense related to other postretirement benefits. Components of retirement benefits expense, other than service cost, are included in other income, net in the Consolidated Statement of Income.

15. Debt
Our debt portfolio includes a term loan facility (the “Term Loan Facility”). Interest rates reset every one, three or six months at the discretion of the Company. At March 31, 2024, the Term Loan Facility had an interest rate of Secured Overnight Financing Rate plus 122.5 bps. Additionally, the provisions of the Term Loan Facility allow for prepayments at the Company's discretion. During the nine months ended March 31, 2024, we made principal payments totaling $250 million related to the Term Loan Facility. Refer to the Company’s 2023 Annual Report on Form 10-K for further discussion.
Commercial paper notes outstanding at March 31, 2024 and June 30, 2023 were $0.8 billion and $1.8 billion, respectively.
Based on the Company’s rating level at March 31, 2024, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At March 31, 2024, our debt to debt-shareholders' equity ratio was 0.50 to 1.0. We are in compliance, and expect to remain in compliance, with all covenants set forth in the credit agreement and indentures governing certain debt securities.
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
As of March 31, 2024, we had gross unrecognized tax benefits of $99 million, all of which, if recognized, would impact the effective tax rate. The accrued interest and accrued penalties related to the gross unrecognized tax benefits, excluded from the amount above, is $26 million and $2 million, respectively. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $40 million as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.
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
The carrying value of long-term debt, which excludes the impact of net unamortized debt issuance costs, and estimated fair value of long-term debt are as follows:

	March 31, 2024	June 30, 2023
Carrying value of long-term debt	$10,585,086	$10,845,359
Estimated fair value of long-term debt	10,086,962	10,221,563
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

Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	March 31, 2024	June 30, 2023
Net investment hedges
Cross-currency swap contracts	Investments and other assets	$8,005	$21,578
Cross-currency swap contracts	Other liabilities	1,584	—
Other derivative contracts
Forward exchange contracts	Non-trade and notes receivable	6,269	—
Forward exchange contracts	Other accrued liabilities	24	—
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
The forward exchange, costless collar, and deal-contingent forward contracts, as well as cross-currency swap contracts acquired as part of the Acquisition, are adjusted to fair value by recording gains and losses in other income, net in the Consolidated Statement of Income.
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

Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Deal-contingent forward contracts	$—	$—	$—	$(389,992)
Forward exchange contracts	9,192	7,378	7,379	(7,425)
Costless collar contracts	—	4,308	—	9,632
Cross-currency swap contracts	—	(2,976)	—	(18,739)

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) on the Consolidated Balance Sheet are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Cross-currency swap contracts	$2,519	$16,085	$(12,798)	$17,196
Foreign currency denominated debt	13,237	(7,391)	6,536	(18,880)

During the nine months ended March 31, 2024 and 2023, the periodic interest settlements related to the cross-currency swap contracts were not material.

A summary of financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2024 and June 30, 2023 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$14,274	$—	$14,274	$—
Liabilities:
Derivatives	1,608	—	1,608	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$21,578	$—	$21,578	$—
Derivatives consist of forward exchange and cross-currency swap contracts, the fair values of which are calculated using market observable inputs including both spot and forward prices for the same underlying currencies. The calculation of the fair value of the cross-currency swap contracts also utilizes a present value cash flow model.
The primary objective for all derivatives is to manage foreign currency transaction and translation risk.
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net sales
Diversified Industrial:
North America	$2,231,478	$2,342,590	$6,571,587	$6,615,035
International	1,434,165	1,524,515	4,227,057	4,277,227
Aerospace Systems	1,408,713	1,194,560	3,944,147	3,076,989
Total net sales	$5,074,356	$5,061,665	$14,742,791	$13,969,251
Segment operating income
Diversified Industrial:
North America	$490,452	$489,349	$1,458,355	$1,362,256
International	309,759	329,498	900,944	908,958
Aerospace Systems	289,339	133,905	778,711	234,849
Total segment operating income	1,089,550	952,752	3,138,010	2,506,063
Corporate general and administrative expenses	56,782	45,780	162,340	146,341
Income before interest expense and other (income) expense, net	1,032,768	906,972	2,975,670	2,359,722
Interest expense	123,732	151,993	387,229	416,718
Other (income) expense, net	(11,007)	(1,402)	(20,202)	166,535
Income before income taxes	$920,043	$756,381	$2,608,643	$1,776,469

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024
AND COMPARABLE PERIODS ENDED MARCH 31, 2023

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

We continue to manage the challenging supply chain environment through our "local for local" manufacturing strategy, ongoing supplier management process, and broadened supply base. We continue to monitor inflation and manage its impact through a variety of cost and pricing measures, including continuous improvement and lean initiatives. Additionally, we strategically manage our workforce and discretionary spending. At the same time, we are appropriately addressing the ongoing needs of our business so that we continue to serve our customers.

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
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2024	2023	2024	2023
Net sales	$5,074	$5,062	$14,743	$13,969
Gross profit margin	35.4%	34.0%	35.7%	32.9%
Selling, general and administrative expenses	$816	$868	$2,497	$2,519
Selling, general and administrative expenses, as a percent of sales	16.1%	17.2%	16.9%	18.0%
Interest expense	$124	$152	$387	$417
Other income, net	$(65)	$(56)	$(229)	$(116)
Effective tax rate	21.0%	21.9%	21.0%	22.6%
Net income	$727	$591	$2,060	$1,374
Net income, as a percent of sales	14.3%	11.7%	14.0%	9.8%
Net sales increased for the current-year quarter due to higher sales in the Aerospace Systems Segment, partially offset by lower sales in the Diversified Industrial Segment. The effect of currency exchange rate changes decreased net sales during the current-year quarter by approximately $31 million. The change was driven by a decrease of approximately $37 million in the Diversified Industrial Segment, partially offset by an increase of approximately $6 million within the Aerospace Systems Segment. The impact of divestiture activity decreased sales by approximately $16 million during the current-year quarter.
Net sales increased for the first nine months of fiscal 2024 due to higher sales in the Aerospace Systems Segment, partially offset by lower sales in the Diversified Industrial Segment. The acquisition (the "Acquisition") of Meggitt plc ("Meggitt") increased sales by approximately $501 million during the first nine months of fiscal 2024. The effect of currency exchange rate changes increased net sales during the first nine months of fiscal 2024 by approximately $33 million, of which $19 million and $14 million were attributable to the Aerospace Systems and Diversified Industrial Segments, respectively. The impact of divestiture activity decreased sales by approximately $54 million during the first nine months of fiscal 2024.
Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased in both the current-year quarter and first nine months of fiscal 2024 due to higher margins in both segments resulting from price increases, favorable product mix, moderating material costs, cost containment initiatives and operational efficiencies. In addition, cost of sales in the prior-year quarter and first nine months of fiscal 2023 included $38 million and $168 million, respectively, of amortization expense related to the step-up in inventory to fair value resulting from the Acquisition.
Cost of sales also included business realignment and acquisition integration charges of $4 million and $9 million for the current and prior-year quarter, respectively, and $21 million and $18 million for the first nine months of fiscal 2024 and 2023, respectively.
Selling, general and administrative expenses ("SG&A") decreased in the current-year quarter due to lower intangible asset amortization and research and development expenses. SG&A decreased during the first nine months of fiscal 2024 primarily due to a decrease in acquisition related expenses of $112 million, partially offset by higher intangible asset amortization and stock-based compensation expense, as well as an increase in general administrative expenses resulting from the Acquisition. In both the current-year quarter and first nine months of fiscal 2024, SG&A benefited from savings related to prior-year restructuring and acquisition-integration activities.
SG&A also included business realignment and acquisition integration charges of $16 million and $31 million for the current and prior-year quarter, respectively, and $42 million and $76 million for the first nine months of fiscal 2024 and 2023, respectively.

Interest expense decreased during the current-year quarter and the first nine months of fiscal 2024 primarily due to lower average debt outstanding and lower average interest rates.
Other income, net included the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2024	2023	2024	2023
Expense (income)
Foreign currency transaction (gain) loss	$(11)	$(4)	$(27)	$55
Income related to equity method investments	(39)	(35)	(114)	(89)
Non-service components of retirement benefit cost	(18)	(21)	(53)	(48)
Loss (gain) on disposal of assets and divestitures	3	12	(18)	(368)
Interest income	(3)	(7)	(8)	(39)
Loss on deal-contingent forward contracts	—	—	—	390
Other items, net	3	(1)	(9)	(17)
	$(65)	$(56)	$(229)	$(116)
Foreign currency transaction (gain) loss primarily relates to the impact of exchange rates on cash, forward contracts, certain cross-currency swap contracts and intercompany transactions. The first nine months of fiscal 2023 also includes a foreign currency transaction loss associated with completing the Acquisition.
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

Effective tax rate for the current-year quarter and first nine months of fiscal 2024 was lower than the comparable prior-year periods primarily due to a net increase in discrete tax benefits. The fiscal 2024 effective tax rate is expected to be approximately 22 percent.
BUSINESS SEGMENT INFORMATION
Diversified Industrial Segment

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2024	2023	2024	2023
Net sales
North America	$2,231	$2,343	$6,572	$6,615
International	1,434	1,525	4,227	4,277
Operating income
North America	490	489	1,458	1,362
International	$310	$329	$901	$909
Operating margin
North America	22.0%	20.9%	22.2%	20.6%
International	21.6%	21.6%	21.3%	21.3%
Backlog	$4,364	$5,090	$4,364	$5,090

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year periods versus the comparable prior-year periods:

	Period Ending March 31, 2024
	Three Months	Nine Months
Diversified Industrial North America – as reported	(4.7)%	(0.7)%
Acquisitions	—%	1.2%
Divestitures	(0.4)%	(0.2)%
Currency	0.3%	0.3%
Diversified Industrial North America – without acquisitions, divestitures and currency[1]	(4.6)%	(2.0)%

Diversified Industrial International – as reported	(5.9)%	(1.2)%
Acquisitions	—%	0.9%
Currency	(2.8)%	(0.3)%
Diversified Industrial International – without acquisitions and currency[1]	(3.1)%	(1.8)%

Total Diversified Industrial Segment – as reported	(5.2)%	(0.9)%
Acquisitions	—%	1.1%
Divestitures	(0.2)%	(0.1)%
Currency	(1.0)%	—%
Total Diversified Industrial Segment – without acquisitions, divestitures and currency[1]	(4.0)%	(1.9)%
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
Net Sales
Diversified Industrial North America - Sales decreased 4.7 percent and 0.7 percent during the current-year quarter and first nine months of fiscal 2024, respectively. The effect of changes in currency exchange rates increased sales by approximately $6 million and $24 million in the current-year quarter and first nine months of fiscal 2024, respectively. The effects of divestiture activity decreased sales by approximately $9 million and $14 million in the current-year quarter and first nine months of fiscal 2024, respectively. The Acquisition increased sales by approximately $77 million during the first nine months of fiscal 2024.
Excluding the effects of the Acquisition, divestitures and changes in the currency exchange rates, sales in the Diversified Industrial North American businesses decreased 4.6 percent and 2.0 percent in the current-year quarter and first nine months of fiscal 2024, respectively.
In the current-year quarter, the decrease in sales is primarily due to lower demand from distributors and end users across the refrigeration, cars and light trucks and turf markets, partially offset by higher end-user demand in the aerospace and heavy-duty truck markets.
In the first nine months of fiscal 2024, sales decreased primarily due to lower end-user demand in the refrigeration, turf and cars and light trucks markets, partially offset by higher end-user demand in the aerospace, oil and gas, and material handling markets. In the first nine months of fiscal 2024, we also experienced lower demand from distributors.
Diversified Industrial International - Sales decreased 5.9 percent and 1.2 percent from the prior-year quarter and first nine months of fiscal 2023, respectively. The effect of changes in currency exchange rates decreased sales by approximately $44 million and $10 million in the current-year quarter and first nine months of fiscal 2024, respectively. The effect of the Acquisition increased sales by approximately $38 million during the first nine months of fiscal 2024. Excluding the effects of the Acquisition and changes in the currency exchange rates, Diversified Industrial International sales decreased 3.1 percent and 1.8 percent in the current-year quarter and first nine months of fiscal 2024, respectively. In the current-year quarter and first nine months of fiscal 2024, the decreases in sales were attributed to Europe and the Asia Pacific region, partially offset by an increase in sales in Latin America.
Within Europe, sales in the current-year quarter and first nine months of fiscal 2024 decreased primarily due to lower demand from end users across the construction equipment, power generation, industrial machinery, life sciences, and farm and agriculture markets, as well as lower demand from distributors. The decreases in sales were partially offset by higher end-user demand in the aerospace, semiconductor and rubber and plastics markets.

Within the Asia Pacific region, sales in the current-year quarter and first nine months of fiscal 2024 decreased primarily due to lower demand from distributors and end-users in the semiconductor, construction equipment, industrial machinery, metal fabrication and marine markets, partially offset by higher end-user demand in the oil and gas and railroad equipment markets.
Within Latin America, sales in the current-year quarter increased primarily due to higher demand from distributors and end users in the cars and light trucks, marine and construction equipment markets, partially offset by lower end-user demand in the rubber and plastics, railroad equipment and industrial machinery markets. In the first nine months of fiscal 2024, sales increased primarily due to higher demand from distributors and end users in the marine, oil and gas, and life sciences markets, partially offset by lower end-user demand in the farm and agriculture, heavy-duty truck, industrial machinery and metal fabrication markets.
Operating Margin
Operating margin increased in the North American businesses and remained flat in the International businesses during both the current-year quarter and first nine months of fiscal 2024, primarily due to price increases, cost containment initiatives, moderating material costs and operational efficiencies, partially offset by lower volume. Additionally, during the first nine months of fiscal 2024 operating margins in the North American and International businesses benefited from favorable product mix. International businesses also experienced higher business realignment charges during the first nine months of fiscal 2024.
Business Realignment
The following business realignment and acquisition integration charges are included in Diversified Industrial North American and Diversified Industrial International operating income:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2024	2023	2024	2023
Diversified Industrial North America	$4	$3	$11	$6
Diversified Industrial International	4	10	25	16

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
We anticipate that cost savings realized from the workforce reduction measures taken in the first nine months of fiscal 2024 will not materially impact operating income in fiscal 2024 and will increase operating income by approximately one percent in fiscal 2025 for both the Diversified Industrial North American and International businesses. We expect to continue to take actions necessary to integrate acquisitions and appropriately structure the operations of the Diversified Industrial Segment. We currently anticipate incurring approximately $27 million of additional business realignment and acquisition integration charges in the remainder of fiscal 2024. However, continually changing business conditions could impact the ultimate costs we incur.
Backlog
Diversified Industrial Segment backlog, as of March 31, 2024, decreased from the prior-year quarter and June 30, 2023 amount of $4.8 billion due to shipments exceeding orders in both the North American and International businesses. The decrease in backlog was split evenly between the North American and International businesses from both the prior-year quarter and June 30, 2023.
Within the International businesses, Europe and the Asia Pacific region accounted for approximately 60 percent and 40 percent, respectively, of the decrease from the prior-year quarter. Europe, the Asia Pacific region and Latin America accounted for approximately 70 percent, 25 percent and five percent, respectively, of the decrease from June 30, 2023.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.

Aerospace Systems Segment

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2024	2023	2024	2023
Net sales	$1,409	$1,195	$3,944	$3,077
Operating income	$289	$134	$779	$235
Operating margin	20.5%	11.2%	19.7%	7.6%
Backlog	$6,465	$5,766	$6,465	$5,766
Net Sales
Aerospace Systems Segment sales increased in the current-year quarter and first nine months of fiscal 2024 primarily due to higher volume across all businesses, especially the commercial aftermarket business. Sales also increased by $386 million during the first nine months of fiscal 2024 due to the Acquisition.
Operating Margin
Aerospace Systems Segment operating margin increased during the current-year quarter and first nine months of fiscal 2024 due to higher sales volume, favorable aftermarket mix and lower acquisition-integration charges, as well as benefits of cost containment initiatives and prior-year business realignment and acquisition integration activities. In addition, operating income in the prior-year quarter and first nine months of fiscal 2023 included $38 million and $168 million, respectively, of amortization expense related to the step-up in inventory to fair value resulting from the Acquisition. Favorable contract settlements also contributed to the increase in operating margin during the first nine months of fiscal 2024.
Business Realignment
Within the Aerospace Systems Segment, we incurred acquisition integration and business realignment charges of $12 million and $26 million in the current and prior-year quarter, respectively, and $27 million and $72 million in the first nine months of fiscal 2024 and 2023, respectively. We do not expect to incur material business realignment and acquisition integration charges in the remainder of fiscal 2024. However, continually changing business conditions could impact the ultimate costs we incur.
Backlog
Aerospace Systems Segment backlog, as of March 31, 2024, increased from the prior-year quarter and the June 30, 2023 amount of $6.2 billion due to orders exceeding shipments in all businesses, especially the commercial and military aftermarket businesses.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Corporate general & administrative expenses

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2024	2023	2024	2023
Expense
Corporate general and administrative expense	$57	$46	$162	$146
Corporate general and administrative expense, as a percent of sales	1.1%	0.9%	1.1%	1.0%
Corporate general and administrative expenses increased in the current-year quarter and first nine months of fiscal 2024 primarily due to an increase in net expense associated with the Company's deferred compensation plan and related investments and charitable contributions, partially offset by a decrease in professional service fees. In addition, salaries, benefits, and incentive compensation expense increased during the first nine months of fiscal 2024.

Other (income) expense, net (in Business Segments) included the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2024	2023	2024	2023
Expense (income)
Foreign currency transaction (gain) loss	$(11)	$(4)	$(27)	$55
Stock-based compensation	11	9	84	69
Non-service components of retirement benefit cost	(18)	(21)	(53)	(48)
Acquisition-related expenses	—	1	—	112
Loss on deal-contingent forward contracts	—	—	—	390
Loss (gain) on disposal of assets and divestitures	3	12	(18)	(368)
Interest income	(3)	(7)	(8)	(39)
Other items, net	7	9	2	(4)
	$(11)	$(1)	$(20)	$167
Foreign currency transaction (gain) loss primarily relates to the impact of exchange rates on cash, forward contracts, certain cross-currency swap contracts and intercompany transactions. Foreign currency transaction (gain) loss during the first nine months of fiscal 2023 also included foreign currency transaction loss associated with completing the Acquisition.
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

Cash Flows
A summary of cash flows follows:

	Nine Months Ended
	March 31,
(dollars in millions)	2024	2023
Cash provided by (used in):
Operating activities	$2,147	$1,795
Investing activities	(194)	(8,085)
Financing activities	(2,006)	185
Effect of exchange rates	(17)	(8)
Net decrease in cash, cash equivalents and restricted cash	$(70)	$(6,113)

Cash flows from operating activities for the first nine months of fiscal 2024 were $2,147 million compared to $1,795 million for the first nine months of fiscal 2023. This increase of $352 million was primarily related to net changes in cash provided by working capital items. We continue to focus on managing inventory and other working capital requirements. Cash flows from operating activities for the first nine months of fiscal 2023 were negatively impacted by acquisition-related transaction expenses.

•Days sales outstanding relating to trade accounts receivable was 53 days at March 31, 2024, 51 days at June 30, 2023 and 52 days at March 31, 2023.
•Days supply of inventory on hand was 87 days at March 31, 2024, 85 days at June 30, 2023 and 90 days at March 31, 2023.
Cash flows from investing activities for the first nine months of fiscal 2024 and 2023 were impacted by the following factors:
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
•Capital expenditures of $283 million in fiscal 2024 compared to $273 million in fiscal 2023.
•Net purchases of marketable securities of $1.4 million in fiscal 2024 compared to maturities of $3.8 million in fiscal 2023.
Cash flows from financing activities for the first nine months of fiscal 2024 and 2023 were impacted by the following factors:
•Proceeds of $2 billion from borrowings under the term loan facility (the "Term Loan Facility") in fiscal 2023.
•Payments to retire $300 million aggregate principal amount of private placement notes assumed in the Acquisition in fiscal 2023.
•Payments related to the maturity of $300 million aggregate principal amount of medium term notes in fiscal 2023.
•Repurchases of 0.3 million common shares for $149 million during fiscal 2024 compared to repurchases of 0.5 million common shares for $150 million during fiscal 2023.
•Net commercial paper repayments of $941 million in fiscal 2024 compared to net commercial paper borrowings of $258 million in fiscal 2023.
•Principal payments totaling $250 million related to the Term Loan Facility in fiscal 2024 compared to principal payments totaling $750 million related to the Term Loan Facility in fiscal 2023.
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
Dividends
We declared a quarterly dividend of $1.48 per share on January 25, 2024, which was paid on March 1, 2024. Dividends have been paid for 295 consecutive quarters. Additionally, we declared a quarterly dividend of $1.63 per share on April 25, 2024, payable on June 7, 2024, increasing our annual dividend per share paid to shareholders for 68 consecutive fiscal years.
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

Liquidity
Cash, comprised of cash and cash equivalents and marketable securities and other investments, includes $331 million and $422 million held by the Company's foreign subsidiaries at March 31, 2024 and June 30, 2023, respectively. The Company does not permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested.
We are currently authorized to sell up to $3.0 billion of short-term commercial paper notes. As of March 31, 2024, $0.8 billion of commercial paper notes were outstanding, and the largest amount of commercial paper notes outstanding during the current-year quarter was $1.2 billion.
The Company has a line of credit totaling $3.0 billion through a multi-currency revolving credit agreement with a group of banks, of which $2.2 billion was available as of March 31, 2024. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the credit agreement. The credit agreement expires in June 2028; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which may result in changes to the current terms and conditions of the credit agreement. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement, nor would it accelerate the repayment of any outstanding borrowings.
We primarily utilize unsecured medium-term notes and senior notes to meet our financing needs and we expect to continue to borrow funds at reasonable rates over the long term. Refer to the Cash flows from financing activities section above and Note 15 to the Consolidated Financial Statements for further discussion.
Our debt portfolio includes the Term Loan Facility. During the nine months ended March 31, 2024, we made principal payments totaling $250 million related to the Term Loan Facility. Refer to Note 15 to the Consolidated Financial Statements for further discussion.
The Company’s credit agreement and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at March 31, 2024, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At March 31, 2024, the Company's debt to debt-shareholders' equity ratio was 0.50 to 1.0. We are in compliance and expect to remain in compliance with all covenants set forth in the credit agreement and indentures.
Our goal is to maintain an investment-grade credit profile. The rating agencies periodically update our credit ratings as events occur. At March 31, 2024, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	BBB+
Moody's Investors Services, Inc.	Baa1
Standard & Poor's	BBB+
Supply Chain Financing
We continue to identify opportunities to improve our liquidity and working capital efficiency, which includes the extension of payment terms with our suppliers. We have supply chain financing programs with financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. We do not believe that changes in the availability of supply chain financing will have a significant impact on our liquidity. Refer to Note 10 to the Consolidated Financial Statements for further discussion.

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
•the impact of political, social and economic instability and disruptions;
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
•ability to implement successfully capital allocation initiatives, including timing, pricing and execution of share repurchases;
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

Readers should consider these forward-looking statements in light of risk factors discussed in Parker’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 and other periodic filings made with the Securities and Exchange Commission.

The Company makes these statements as of the date of the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and undertakes no obligation to update them unless otherwise required by law.

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
The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. Our objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting our exposure to changes in near-term interest rates. At March 31, 2024, our debt portfolio included $625 million of variable rate debt, exclusive of commercial paper borrowings. A 100 basis point increase in near-term interest rates would increase annual interest expense on variable rate debt, including weighted-average commercial paper borrowings for the nine months ended March 31, 2024, by approximately $20 million.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Unregistered Sales of Equity Securities. Not applicable.
(b)Use of Proceeds. Not applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2024 through January 31, 2024	36,300	$462.10	36,300	7,469,624
February 1, 2024 through February 29, 2024	31,700	$512.85	31,700	7,437,924
March 1, 2024 through March 31, 2024	29,900	$539.58	29,900	7,408,024
Total:	97,900		97,900

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

ITEM 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2024.

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit
10(a)	Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance Bonus Plan, as Amended and Restated, effective as of January 24, 2024.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three and nine months ended March 31, 2024 and 2023, (ii) Consolidated Statement of Comprehensive Income for the three and nine months ended March 31, 2024 and 2023, (iii) Consolidated Balance Sheet at March 31, 2024 and June 30, 2023, (iv) Consolidated Statement of Cash Flows for the nine months ended March 31, 2024 and 2023, and (v) Notes to Consolidated Financial Statements for the nine months ended March 31, 2024.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Todd M. Leombruno
Todd M. Leombruno
Executive Vice President and Chief Financial Officer

Date:	May 3, 2024