Form 10-K
period 2024-06-30
PARKER HANNIFIN CORP
filed 2024-08-22
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2023: $58,849,817,164.
The number of Common Shares outstanding on July 31, 2024 was 128,595,729.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders, to be held on October 23, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PARKER-HANNIFIN CORPORATION
FORM 10-K
Fiscal Year Ended June 30, 2024
PART I

ITEM 1. Business. Parker-Hannifin Corporation was incorporated in Ohio in 1938. As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries, and the term "year" and references to specific years refer to the applicable fiscal year.
Parker is a global leader in motion and control technologies. Leveraging a unique combination of interconnected technologies, we design, manufacture, and provide aftermarket support for highly engineered solutions that create value for customers primarily in aerospace & defense, in-plant & industrial equipment, transportation, off-highway, energy, and HVAC & refrigeration markets around the world.
Parker values having a decentralized operating structure that fosters deeper connections with our customers and greater engagement among our team members. To align our operations and achieve our goal of top quartile performance, we deploy our business system, The Win StrategyTM, which establishes goals and strategies for engaged people, customer experience, profitable growth and financial performance. Underpinning this business system is our culture of safety, collaboration, continuous improvement, and team-based problem solving. Together our goals, strategies, and culture help us to fulfill our purpose: Enabling Engineering Breakthroughs that Lead to a Better Tomorrow. We credit the Win Strategy with leading Parker through a period of sustained operational excellence and transformation and believe it is the foundation for achieving our future goals.
Our investor relations website address is investors.parker.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after filing or furnishing those reports electronically with the Securities and Exchange Commission. The information contained on or accessible through our website is not part of this Annual Report on Form 10-K.
Our Board of Directors has adopted a written charter for each of its committees. These charters, as well as our Global Code of Business Conduct, Corporate Governance Guidelines and Independence Standards for Directors, are posted and available on our investor relations website under the Governance page. Shareholders may request copies of these corporate governance documents, free of charge, by writing to our principal executive offices located at Parker-Hannifin Corporation, 6035 Parkland Boulevard, Cleveland, Ohio 44124-4141, Attention: Secretary, or by calling (216) 896-3000.
Markets
Our interconnected technologies and solutions provide value for customers across our market verticals including aerospace & defense, in-plant & industrial equipment, transportation, off-highway, energy, and HVAC and refrigeration. We serve several hundred thousand OEM and distribution customer locations. No single customer accounted for more than four percent of our total net sales for the year ended June 30, 2024.
Reportable Segments
We have two reportable segments: Diversified Industrial and Aerospace Systems. Of the Company's $19.9 billion in net sales for fiscal year 2024, Diversified Industrial Segment products accounted for 73 percent and Aerospace Systems Segment products accounted for 27 percent.
Diversified Industrial Segment. Our Diversified Industrial Segment, which is an aggregation of several business units, sells highly engineered differentiated products to both original equipment manufacturers ("OEMs") and distributors who serve the aftermarket replacement markets. The major market verticals served by our Diversified Industrial Segment are listed below:

•Aerospace & Defense	•Off-highway
•In-plant & Industrial Equipment	•Energy
•Transportation	•HVAC & Refrigeration

Aerospace Systems Segment. Our Aerospace Systems Segment sells highly engineered, differentiated airframe and engine components and systems to OEMs and aftermarket parts and maintenance directly to end users primarily in the commercial aerospace and defense market verticals. The major market platforms served by our Aerospace Systems Segment are listed below:

•Commercial Transport	•Regional Transport
•Defense Fixed Wing	•Helicopters
•Business Jets	•Energy

Principal Products and Methods of Distribution
We offer hundreds of thousands of individual part numbers, and no single product contributed more than one percent to our total net sales for the year ended June 30, 2024. Listed below are some of our principal products.
Diversified Industrial Segment. Our Diversified Industrial Segment products consist of a broad range of motion-control systems and components, which are described below:

•Active & Passive Vibration Control	•High Purity Sealing
•Coatings	•High Temperature Sealing
•Cryogenic Valves & Fittings	•HVAC/R Controls & Monitoring
•Elastomeric, Fabric Reinforced, Metal, & Precision Cut Seals	•Hydrogen & Natural Gas Filters
•Electric & Hydraulic Pumps & Motors	•Industrial Air & Gas Filtration
•Electric & Hydraulic Valves	•Miniature Pumps & Valves
•Electromagnetic Interface Shielding	•Pneumatic Actuators, Regulators & Valves
•Electromechanical & Hydraulic Actuators	•Power Take Offs
•Electronics, Drives & Controllers	•Process Filtration Solutions
•Engine Filtration Solutions	•Rubber to Substrate Adhesives
•Fluid Condition Monitoring	•Sensors & Diagnostics
•Fluid Conveyance Hose & Tubing	•Structural Adhesives
•High Pressure Connectors, Fittings, Valves & Regulators	•Thermal Management
•High Purity Fittings, Valves & Regulators

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
Aerospace Systems Segment. Our Aerospace Systems Segment products are used in commercial and defense airframe and engine programs and include:

•Avionics	•Fuel Systems & Components
•Electric & Hydraulic Braking Systems	•Fuel Tank Inerting Systems
•Electric Power	•Hydraulic Pumps & Motors
•Electromechanical Actuators	•Hydraulic Valves & Actuators
•Engine Exhaust Systems & Components	•Pneumatics
•Fire Detection & Suppression	•Seals
•Flight Control Systems	•Sensors
•Fluid Conveyance	•Thermal Management
We market our Aerospace Systems Segment products through our regional sales organizations, which sell directly to OEMs and end users throughout the world.

Competition
Parker operates in highly competitive markets and industries. We offer our products over numerous, varied markets through our divisions operating in 43 countries. Our global scope means that we have hundreds of competitors across our various markets and product offerings. Our competitors include U.S. and non-U.S. companies. These competitors and the degree of competition vary widely by product lines, end markets, geographic scope and/or geographic locations. Although each of our segments has numerous competitors, given our market and product breadth, no single competitor competes with the Company with respect to all the products we manufacture and sell.
In the Diversified Industrial Segment, Parker competes based on product quality and innovation, customer experience, manufacturing and distribution capability, aftermarket support, and price competitiveness. We believe that we are one of the market leaders in most of the major markets for our most significant Diversified Industrial Segment products. We have comprehensive motion and control technologies allowing us to provide the broadest systems capabilities. While our primary global competitors include Bosch Rexroth AG, Danaher Corporation, Danfoss A/S, Donaldson Company, Inc., Emerson Climate Technologies, Inc., Emerson/ASCO, Festo AG & Co., Freudenberg-NOK, Gates Corporation, IMI/Norgren, SMC Corporation, Swagelok Company, and Trelleborg AB, none of these businesses compete with every group or product in our Diversified Industrial Segment.
In the Aerospace Systems Segment, we have developed relationships with key customers based on our advanced technological and engineering capabilities, performance in quality, delivery, service, and price competitiveness. This has enabled us to obtain significant original equipment business on new aircraft programs for our systems and components, as well as the follow-on repair and replacement business for these programs. Further, the Aerospace Systems Segment utilizes design and manufacturing techniques as well as best cost region and supply chain management strategies to reduce cost. Although we believe that we are one of the market leaders in most of the major markets for our most significant Aerospace Systems Segment products, primary global competitors for these products include Crane Co., Eaton Corporation plc, Honeywell International, Inc., Moog Inc., RTX Corporation, Safran S.A., Senior plc, Triumph Group, Inc., and Woodward, Inc.
Across our two segments, we believe that our broad-based portfolio of core technologies, which consist of hydraulics, pneumatics, electromechanical, filtration, fluid & gas handling, process control, engineered materials, and climate control, is a positive factor in our ability to compete effectively with both large and small competitors. We believe that the following factors also contribute to our ability to compete effectively:
•Our business system, The Win Strategy
•Technology powerhouse of interconnected solutions
•Deep partnerships with our customers to develop innovative products
•Application engineering expertise
•Global distribution network
•Decentralized operating structure
Patents, Trademarks, Trade Names, Copyrights, Trade Secrets, Licenses
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
Backlog and Seasonal Nature of Business
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. Our backlog by business segment for the past two years is included in Part II, Item 7 of this Annual Report on Form 10-K and is incorporated herein by reference. Our backlog was $10.9 billion at June 30, 2024 and $11.0 billion at June 30, 2023. Approximately 73 percent of our backlog at June 30, 2024 is scheduled for delivery in the succeeding twelve months. Because of the breadth and global scope of our business, our overall business is generally not seasonal in nature.
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
As of June 30, 2024, Parker was involved in environmental remediation and litigation at various U.S. and non-U.S. manufacturing facilities presently or formerly operated by us and as a "potentially responsible party," along with other companies, at off-site waste disposal facilities and regional sites.
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
Our reserve for environmental matters is discussed in Note 18 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
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
Energy Matters and Sources and Availability of Raw Materials
Our primary energy source for both of our business segments is electric power. While we cannot predict future costs of electric power, we manage this cost through aggregation in deregulated markets and leveraging contracts with established pricing on portions of our energy load. We are subject to governmental regulations in regard to energy supplies in the United States and elsewhere. To date, we have not experienced any significant disruptions of our operations due to energy curtailments.
We primarily use steel, brass, copper, aluminum, nickel, rubber and thermoplastic materials and chemicals as the principal raw materials in our products. We expect these materials to be available from numerous sources in quantities sufficient to meet our requirements.
Acquisitions
On September 12, 2022, the Company completed the acquisition (the "Acquisition") of Meggitt plc ("Meggitt"). The Acquisition is discussed in Note 3 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Human Capital Management

At Parker, we align employment levels with the global needs of our business and our customers. As of June 30, 2024, we employed approximately 61,120 persons that we refer to as “team members,” of whom approximately 30,300 were employed by foreign subsidiaries.

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

Safety
The safety and well-being of Parker team members is our highest priority. Our safety goal is simple: to achieve an incident-free workplace. Over the past five years, we have reduced our recordable incident rate by 45%. In fiscal year 2024, the recordable incident rate per 100 team members was 0.31, compared to a recordable incident rate of 0.36 in fiscal year 2023. The previously reported fiscal year 2023 recordable incident rate was revised in fiscal year 2024 from 0.31, which excluded Meggitt, to 0.36 following the incorporation of Meggitt into our recordable incident data. Fiscal year 2024's recordable incident rate represents a 14% reduction since fiscal year 2023.

Building on the great progress we have made, in 2021 we established long-term safety goals. We strive to reach our goal of zero recordable incidents by 2030 through our continued focus on team member engagement and accountability, coupled with a strong framework of systems and procedures.

Our safety program is anchored on a safety management system that has globally deployed procedures and work instructions, including management of incidents and near miss events. We create a culture of safety through a variety of initiatives, leadership focus, and our commitment to safety as the first stated goal of The Win Strategy.

We engage team members in improving safety performance through High Performance Teams ("HPTs"). All Parker manufacturing locations have an active, chartered Safety HPT and every value stream has a representative who is responsible for safety within their area of the business. This ownership culture at the manufacturing level is an integral component of our safety program.

Engaged People

Engagement directly influences business performance. We strongly believe in empowering our team members to think like owners and take action to improve their areas of the business. Engagement is deeply ingrained in our culture, and as an overarching goal of The Win Strategy it is key to achieving top quartile financial performance.

Parker activates engagement through our HPTs, which apply the expertise and perspective of team members who are closest to the product and customer to drive improvement throughout the company. Approximately 89% of our people participate in one or more of these teams, and more than 6,000 HPTs have already been established worldwide. We closely track our progress in support of a high performing work environment through our Global Engagement Survey. Our last completed survey, in fiscal year 2024, achieved a 91% response rate with an overall engagement score of 73%.

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

Diversity, Equity and Inclusion ("DEI")

An inclusive environment is a core tenet of our values and one of our key measures of success within The Win Strategy. We have an ongoing commitment to an inclusive and welcoming workplace where everyone feels valued and adds value.

One important component of Parker’s inclusive workplace is the development and deployment of Business Resource Groups ("BRGs"), each of which is open to all team members. In addition to our BRGs, we have processes in place to attract and retain team members with diverse backgrounds and experiences, helping to support them with career plans and experienced mentors. Our goal is to promote a strong, inclusive work environment that will provide us the best talent to further strengthen our organization for success.

Compensation and Benefits

As a global employer, we are committed to offering competitive compensation and benefits, tailored to geography, industry, experience and performance. Our programs are designed to attract team members, motivate and reward performance, drive growth and support retention. We provide benefit programs with the goal of improving physical, mental and financial wellness of our team members throughout their lifetime. Some examples include base and variable pay, health and insurance benefits, paid time off, and retirement saving plans.
Information about our Executive Officers
Our executive officers as of August 15, 2024, were as follows:

Name	Position	Officer Since(1)	Age as of 8/15/24
Jennifer A. Parmentier	Chairman of the Board and Chief Executive Officer	2015	57
Todd M. Leombruno	Executive Vice President and Chief Financial Officer	2017	54
Andrew D. Ross	President and Chief Operating Officer	2012	57
Mark J. Hart	Executive Vice President – Human Resources and External Affairs	2016	59
Rachid Bendali	Vice President and President – Engineered Materials Group	2022	47
Berend Bracht	Vice President and President – Motion Systems Group	2021	58
Mark T. Czaja	Vice President – Chief Technology and Innovation Officer	2021	62
Thomas C. Gentile	Vice President – Global Supply Chain	2017	52
Angela R. Ives	Vice President and Controller	2021	51
Joseph R. Leonti	Vice President, General Counsel and Secretary	2014	52
Robert W. Malone	Vice President and President – Filtration Group	2014	60
Dinu J. Parel	Vice President – Chief Digital and Information Officer	2018	43
Jay P. Reidy	Vice President and President – Aerospace Group	2024	41
Patrick M. Scott	Vice President and President – Fluid Connectors Group	2024	46
(1)Executive officers are elected by the Board of Directors to serve for a term of one year or until their respective successors are elected, except in the case of death, resignation or removal.
Ms. Parmentier has been Chairman of the Board since January 2024 and Chief Executive Officer since January 2023. Before becoming Chief Executive Officer in 2023, she was Chief Operating Officer since August 2021. She was Vice President and President of the Motion Systems Group from February 2019 to August 2021. She was Vice President and President of the Engineered Materials Group from September 2015 to February 2019. She was General Manager of the Hose Products Division from May 2014 to September 2015; and General Manager of the Sporlan Division from May 2012 to May 2014. She is also a Director of Nordson Corporation.
Mr. Leombruno has been Executive Vice President and Chief Financial Officer since January 2021. He was Vice President and Controller from July 2017 to January 2021. He was Vice President and Controller – Engineered Materials Group from January 2015 to June 2017; and Director of Investor Relations from June 2012 to December 2014. He is also a Director of The Timken Company.

Mr. Ross has been President since January 2024 and Chief Operating Officer since January 2023. He was Vice President and President of the Fluid Connectors Group from September 2015 to December 2022. He was Vice President and President of the Engineered Materials Group from July 2012 to September 2015.
Mr. Hart has been Executive Vice President - Human Resources and External Affairs since January 2016. He was Vice President - Total Rewards from August 2013 to January 2016.
Mr. Bendali has been Vice President and President of the Engineered Materials Group since August 2022. He was Vice President of Operations for the Engineered Materials Group from October 2021 to July 2022 and was General Manager of the Noise, Vibration and Harshness Division from October 2019 to September 2021. Prior to joining the Company as part of the acquisition of LORD Corporation ("Lord") in October 2019, Mr. Bendali was Vice President at LORD with responsibility for Aerospace and Defense sales, marketing and programs.
Mr. Bracht has been Vice President and President of the Motion Systems Group since August 2021. He was Vice President of Operations for the Engineered Materials Group from July 2018 to August 2021. He was President and Chief Executive Officer of Bendix Commercial Vehicle Systems LLC from 2015 to 2018. Bendix designs, develops and supplies products under the Bendix brand name for medium- and heavy-duty trucks, tractors, trailers, buses, and other commercial vehicles throughout North America. Prior to Bendix, he held several executive leadership positions during his 24-year career at Bosch Rexroth, including President and Chief Executive Officer of Bosch Rexroth Americas.
Mr. Czaja has been Vice President - Chief Technology and Innovation Officer since January 2021. He was Vice President of Technology and Innovation for the Motion Systems Group from August 2019 to December 2020; Vice President of Technology and Innovation for the Aerospace Group from August 2004 to July 2019; and Division Engineering Director from October 2000 to July 2004.
Mr. Gentile has been Vice President - Global Supply Chain since July 2017. He was General Manager of the Company's Process Filtration Division from December 2013 to July 2017 and was Vice President of Supply Chain for the Filtration Group from July 2008 to November 2013.
Ms. Ives has been Vice President and Controller since January 2021. She was Vice President, Assistant Controller from September 2020 to December 2020; Group VP Controller for the Instrumentation Group from November 2019 to August 2020; and Division Controller for the Electromechanical and Drives Division from August 2010 to October 2019.
Mr. Leonti has been Vice President, General Counsel and Secretary since July 2014. He was Assistant Secretary from April 2011 to July 2014; and Associate General Counsel from January 2008 to July 2014.
Mr. Malone has been Vice President and President of the Filtration Group since December 2014. He was Vice President of Operations for the Filtration Group from January 2013 to December 2014. He is also a Director of The Manitowoc Company, Inc.
Mr. Parel has been Vice President - Chief Digital and Information Officer since January 2021. He was Vice President and Chief Information Officer from October 2018 to January 2021. He was Vice President and Chief Information Officer at Dover Corporation from May 2016 through October 2018. Dover is a diversified global manufacturer that delivers equipment and components, consumable supplies, aftermarket parts, software and digital solutions and support services.
Mr. Reidy has been Vice President and President of the Aerospace Group since January 2024. He was Vice President of Operations for the Aerospace Group from December 2022 to December 2023. He held General Manager roles with the Precision Fluidics Division, the Advanced Atomization Technologies joint venture, and the Gas Turbine Fuel Systems Division from May 2017 to December 2022.
Mr. Scott has been Vice President and President of the Fluid Connectors Group since January 2024. He was Vice President of Operations for the Aerospace Group from May 2021 to December 2023 and also served as Integration Leader for Parker’s acquisition of Meggitt plc. He held General Manager roles with the Gas Turbine Fuel Systems Division and the Fluid Systems Connectors Divisions from December 2015 to May 2021. Prior to joining Parker, Scott was President – TE Wire & Cable for Berkshire Hathaway and previously held leadership roles at Danaher Corporation and Deloitte Consulting.

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
Our net sales attributable to selling locations outside of the United States were approximately 36 percent in 2024, 37 percent in 2023 and 39 percent in 2022. In addition, many of our customers, manufacturing operations and suppliers are located outside the United States. The Company expects net sales from non-U.S. markets to continue to represent a significant portion of its total net sales. Our non-U.S. operations are subject to risks in addition to those facing our domestic operations, including:
•fluctuations in currency exchange rates and/or changes in monetary policy;
•limitations on ownership and on repatriation of earnings;
•transportation delays and other supply chain disruptions;
•political, social and economic instability and disruptions, including armed conflicts such as the current conflict between Russia and Ukraine;
•government embargoes, sanctions or trade restrictions, including possible further restrictions on trade and/or obstacles to conducting business in China;
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

For example, the global nature of our business and our operations exposes us to political, economic, and other conditions in foreign countries and regions, including geopolitical risks such as the current conflict between Russia and Ukraine. The broader consequences of this conflict, which may include further sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory action by the Russian government against companies, including possible nationalization of foreign businesses in Russia; increased tensions between the United States and countries in which we operate; and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted. To the extent the current conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening many other risks, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation, particularly with regard to raw material, transportation and labor price fluctuations; disruptions to our information technology environment, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and our exposure to foreign currency exchange rate changes. In addition, there continues to be uncertainty about the future relationship between the U.S. and China, including with respect to trade policies, treaties, government regulations and tariffs. Any increased trade barriers or restrictions on global trade, including trade with China, could adversely impact our business, results of operations or financial condition.
If we are unable to successfully manage the risks associated with expanding our global business or adequately manage operational fluctuations internationally, the risks could have a material adverse effect on our business, results of operations or financial condition.
Increased cybersecurity threats and more sophisticated and targeted computer crime have posed and could continue to pose a risk to our information technology systems, and a disruption to or breach in the security of such systems, if material, could have adverse effects on our result of operations and financial condition.
We rely extensively on information technology systems to manage and operate our business, some of which are managed or accessible by third parties. The security and functionality of these information technology systems, and the processing of data by these systems, are critical to our business operations. If these systems, or any part of the systems, are damaged, intruded upon, attacked, shutdown or cease to function properly (whether by planned upgrades, force majeure, telecommunications failures, criminal acts, including hardware or software break-ins or extortion attempts, or viruses, or other cybersecurity incidents) and we suffer any resulting interruption in our ability to manage and operate our business or if our products are affected, our results of operations and financial condition could be materially adversely affected. There can be no guarantee that the actions and controls we have implemented and are implementing, or which we cause or have caused third-parties with access to our systems to implement, will be sufficient to protect and mitigate risks associated with our information technology systems. Additionally, certain of our employees working remotely at times and the increased adoption of generative artificial intelligence may increase our vulnerability to cyber and data protection risks. In addition to existing risks, any adoption or deployment of or exposure to new technologies via acquisitions or internal initiatives or changes to our information technology systems as a result of divestitures may increase our exposure to risks, breaches, or failures, which could materially adversely affect our results of operations or financial condition. Furthermore, the Company has access to sensitive, confidential, or personal data or information that is subject to privacy and security laws, regulations, or other contractually-imposed controls. Despite our use of reasonable and appropriate controls, security breaches, theft, misplaced, lost or corrupted data, programming, or employee errors and/or malfeasance have led and could in the future lead to the compromise or improper use of such sensitive, confidential, or personal data or information. Such events may result in possible negative consequences, such as fines, ransom demands, penalties, failure to comply with laws governing sensitive data, loss of reputation, intellectual property, competitiveness or customers, increased security and compliance costs or other negative consequences. Further, the amount of insurance coverage that we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity incident. Depending on the nature and magnitude of these events, they may have an adverse impact on our results of operations or financial condition.
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
Our operations are subject to natural and man-made unexpected events that may increase our costs, interrupt production or our supply chain or otherwise adversely affect our business, results of operations or financial condition.
The occurrence of one or more unexpected events, including war, acts of terrorism or violence, civil unrest, fires, tornadoes, hurricanes, earthquakes, floods and other forms of severe weather in the United States or in other countries in which we operate or in which our suppliers are located could adversely affect our operations and financial performance. Natural disasters, pandemics, equipment failures, power outages or other unexpected events could result in physical damage to and complete or partial closure of one or more of our manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of component products from some local and international suppliers, and disruption and delay in the transport of our products to dealers, end-users and distribution centers. Existing insurance coverage may not provide protection for all of the costs that may arise from such events. The impacts of these unexpected events are difficult to predict but could have a material adverse effect on our business, results of operations or financial condition.
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

Strategic Transactions Risks

We are subject to risks relating to acquisitions and joint ventures, and risks relating to the integration of acquired companies.

We expect to continue our strategy of identifying and acquiring businesses with complementary products and services, and entering into joint ventures, which we believe will enhance our operations and profitability. However, there can be no assurance that we will be able to continue to find suitable businesses to purchase or joint venture opportunities, or that we will be able to acquire such businesses or enter into such joint ventures on acceptable terms. In addition, we may be unable to obtain necessary regulatory approvals or support for otherwise suitable business targets or joint venture opportunities, and we may be unable to obtain such regulatory approvals or support on the timeline or terms that we anticipate, if at all. Furthermore, there are no assurances that we will be able to avoid acquiring or assuming unexpected liabilities. If we are unable to avoid these risks, our results of operations and financial condition could be materially adversely affected.

In addition, we may not be able to integrate successfully any businesses that we purchase into our existing business, and it is possible that any acquired businesses or joint ventures may not be profitable. We may encounter, or have encountered, the following difficulties during the integration process:
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
ITEM 1B. Unresolved Staff Comments. None.
ITEM 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

Parker is committed to the protection of the Company’s data, data systems and digital assets while in storage, use or transit. Our cybersecurity program is integrated into our overall Enterprise Risk Management program and exists to secure our information systems and data assets, including those data assets entrusted to us by our stakeholders, and to promote our compliance with applicable laws and regulations.

We proactively work to address cybersecurity risk through our Digital & IT Risk Management Program, which focuses on identifying, assessing, responding to, monitoring and remediating cybersecurity-related risks. Parker’s dedicated Cyber Security team utilizes the National Institute of Standards and Technology (NIST) Cyber Security Framework as its primary resource for identifying areas of risk and benchmarking and implementing continuous improvements. Our technical security configuration employs a centrally managed, layered approach, including hardened PCs, endpoint security detection software, email security, firewall appliances, and various network security protections. We employ enhanced security measures for operational technologies and secure account management, including recently adding a secondary anti-malware solution to our existing software to bolster our company-wide defenses. Additionally, we utilize third-party security monitoring services to further improve our 24/7 monitoring capabilities. We also maintain a third-party risk management program designed to oversee, identify, and reduce the potential impact to Parker and our customers of a security incident at a third-party vendor, supplier or other provider.

We have adopted comprehensive Information Security Policies and Standards that clearly articulate Parker’s expectations and requirements with respect to acceptable use, risk management, data privacy, education and awareness, security incident management and reporting, identity and access management, third-party management, security (with respect to physical assets, products, networks and systems), security monitoring and vulnerability identification. These policies and standards set forth a detailed security incident management and reporting protocol, with clear escalation timelines and responsibilities. We also maintain a global incident response plan and regularly conduct exercises to help with our overall preparedness.

We believe cybersecurity is the responsibility of every team member and provide ongoing mandatory cybersecurity awareness training globally to help team members recognize, avoid and report malicious activity. This includes interactive training to engage team members in identifying phishing risks and their appropriate response. We also provide regular training on data protection so that our team members understand the types of data they have and how to safeguard it.

Continuous improvement is a critical aspect of Parker’s cybersecurity program, which is why we integrate security intelligence from internal and external sources to help identify areas for improvement and gap remediation. As a supplement to our internal cybersecurity capabilities and controls, we partner with third-party consultants and advisors to conduct penetration testing and to assess our incident response plan. We periodically undergo a third-party risk assessment and third-party incident response adversarial engagement exercises to strengthen our security profile. We also conduct internal tabletop exercises to prepare for responding to potential cybersecurity events. Parker also maintains cyber security insurance designed to mitigate the impact of any attacks or threats to our business.

As of the date of this report, we do not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. However, as discussed more fully under Item 1A. “Risk Factors—Business and Operational Risks” of this Form 10-K, cybersecurity threats remain a risk to our business operations.

Cybersecurity Governance

Management is responsible for assessing and managing material risks from cybersecurity threats with leadership from the Company’s Vice President – Chief Digital and Information Officer (CDIO), who is responsible for the Company’s global Digital, Information Technology and Cyber Security organization. Our CDIO has served in various roles in information technology and information security for over 18 years with Fortune 500 companies. Our CDIO holds Bachelor of Science and Master of Science degrees in Computer Engineering. He has also completed other advanced leadership training and coursework regarding cybersecurity risk management. Our CDIO reports directly to the Chief Executive Officer.

Parker’s cybersecurity program is led by our Digital & IT VP – Infrastructure and Security, who functions as our chief information security officer (CISO) and has over 23 years of experience in cybersecurity operations, cybersecurity governance and compliance, risk management, operational technology (OT) and connected products (IoT) with global Fortune 200 and Fortune 500 companies across diverse industries, such as retail, consumer goods, entertainment and manufacturing. The CISO reports to our CDIO and is supported by and receives regular updates from our dedicated Cyber Security team within our IT function, as well as our IT Risk Council, a cross-functional group that meets regularly to optimize our Digital & IT Risk Management Program and promote alignment with our Enterprise Risk Management program.

Recognizing the importance of maintaining a secure environment for our products, data and systems that effectively supports our business objectives and customer needs, Parker’s full Board of Directors maintains oversight of cybersecurity. Our Board receives an in-depth report from our CDIO, at least annually, on the overall cybersecurity program, and updates throughout the year from our CDIO and CISO regarding such topics as cyber-risk management and the status of projects to strengthen cybersecurity effectiveness.

ITEM 2. Properties. Our corporate headquarters is located in Cleveland, Ohio, and, at June 30, 2024, the Company maintained approximately 335 manufacturing plants. We also maintain various sales and administrative offices and distribution centers throughout the world. None of these manufacturing plants, administrative offices or distribution centers are individually material to our operations. The facilities are situated in 36 states within the United States and in 42 other countries. We own the majority of our manufacturing plants. Our leased properties consist of sales and administrative offices and distribution centers as well as manufacturing plants.
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
ITEM 4. Mine Safety Disclosures. Not applicable.
PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)Market for the Registrant’s Common Equity. The Company’s common stock is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "PH". As of July 31, 2024, the number of shareholders of record of the Company was 3,003.
(b)Use of Proceeds. Not Applicable.
(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 through April 30, 2024	32,207	$551.08	32,207	7,375,817
May 1, 2024 through May 31, 2024	33,100	$544.07	33,100	7,342,717
June 1, 2024 through June 30, 2024	29,383	$513.01	29,383	7,313,334
Total	94,690		94,690
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
ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Forward-looking statements contained in this and other written and oral reports are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. Often but not always, these statements may be identified from the use of forward-looking terminology such as "anticipates," "believes," "may," "should," "could," "expects," "targets," "is likely," "will," or the negative of these terms and similar expressions, and may also include statements regarding future performance, orders, earnings projections, events or developments. Parker cautions readers not to place undue reliance on these statements. It is possible that the future performance may differ materially from expectations, including those based on past performance.

Among other factors that may affect future performance are:

•changes in business relationships with and orders by or from major customers, suppliers or distributors, including delays or cancellations in shipments;
•disputes regarding contract terms, changes in contract costs and revenue estimates for new development programs;
•changes in product mix;
•ability to identify acceptable strategic acquisition targets;
•uncertainties surrounding timing, successful completion or integration of acquisitions and similar transactions;
•ability to successfully divest businesses planned for divestiture and realize the anticipated benefits of such divestitures;
•the determination and ability to successfully undertake business realignment activities and the expected costs, including cost savings, thereof;
•ability to implement successfully business and operating initiatives, including the timing, price and execution of share repurchases and other capital initiatives;
•availability, cost increases of or other limitations on our access to raw materials, component products and/or commodities if associated costs cannot be recovered in product pricing;
•ability to manage costs related to insurance and employee retirement and health care benefits;
•legal and regulatory developments and other government actions, including related to environmental protection, and associated compliance costs; supply chain and labor disruptions, including as a result of labor shortages;
•threats associated with international conflicts and cybersecurity risks and risks associated with protecting our intellectual property;
•uncertainties surrounding the ultimate resolution of outstanding legal proceedings, including the outcome of any appeals;
•effects on market conditions, including sales and pricing, resulting from global reactions to U.S. trade policies;
•manufacturing activity, air travel trends, currency exchange rates, difficulties entering new markets and economic conditions such as inflation, deflation, interest rates and credit availability; inability to obtain, or meet conditions imposed for, required governmental and regulatory approvals;
•changes in the tax laws in the United States and foreign jurisdictions and judicial or regulatory interpretations thereof; and
•large scale disasters, such as floods, earthquakes, hurricanes, industrial accidents and pandemics.

The Company makes these statements as of the date of the filing of this Annual Report on Form 10-K for the year ended June 30, 2024 and undertakes no obligation to update them unless otherwise required by law.

Overview
The Company is a global leader in motion and control technologies. Leveraging a unique combination of interconnected technologies, we design, manufacture, and provide aftermarket support for highly engineered solutions that create value for customers primarily in aerospace and defense, in-plant and industrial equipment, transportation, off-highway, energy, and HVAC and refrigeration markets around the world.

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

We believe many opportunities for profitable growth are available. The Company intends to focus primarily on business opportunities in the areas of aerospace & defense, in-plant & industrial equipment, transportation, off-highway, energy, and HVAC and refrigeration. We believe we can meet our strategic objectives by:

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

We manage our supply chain through our "local for local" manufacturing strategy, ongoing supplier management process, and broadened supply base. We are monitoring inflation and manage its impact through a variety of cost and pricing measures, including continuous improvement and lean initiatives. Additionally, we strategically manage our workforce and discretionary spending. At the same time, we are appropriately addressing the ongoing needs of our business so that we continue to serve our customers.

Over the long term, the extent to which our business and results of operations will be impacted by economic and political uncertainty, geopolitical risks and public health crises depends on future developments that remain uncertain. We will continue to monitor the global environment and manage our business with the goal to minimize unfavorable impacts on operations and financial results.
The discussion below is structured to separately discuss the Consolidated Statement of Income, Business Segments, and Liquidity and Capital Resources. The term "year" and references to specific years refer to the applicable fiscal year. Dollars are presented in millions, except per share amounts or as otherwise noted, and totals may not sum due to rounding. Discussion of the 2022 financial statements is included in Part II, Item 7 of the Company's 2023 Annual Report on Form 10-K.
CONSOLIDATED STATEMENT OF INCOME

The Consolidated Statement of Income summarizes the Company's operating performance. The discussion below compares the operating performance in 2024 and 2023.

(dollars in millions)	2024	2023
Net sales	$19,930	$19,065
Gross profit margin	35.8%	33.7%
Selling, general and administrative expenses	$3,315	$3,354
Selling, general and administrative expenses, as a percent of sales	16.6%	17.6%
Interest expense	$506	$574
Other (income) expense, net	(277)	184
Gain on sale of businesses and assets, net	$(12)	$(363)
Effective tax rate	20.9%	22.2%
Net income attributable to common shareholders	$2,844	$2,083
Net sales in 2024 increased from the 2023 amount due to higher sales in the Aerospace Systems Segment resulting from strength across commercial and defense markets, partially offset by lower sales in the Diversified Industrial Segment. The acquisition (the "Acquisition") of Meggitt plc ("Meggitt") increased sales by approximately $501 million during the current year. The effect of currency exchange rates decreased net sales in 2024 by approximately $10 million, which is attributable to the Diversified Industrial Segment, partially offset by an increase in net sales due to the effect of currency exchange rates in the Aerospace Systems Segment. The impact of divestiture activity decreased sales by approximately $62 million in 2024.
Gross profit margin (calculated as net sales less cost of sales, divided by net sales) increased in 2024 primarily due to higher margins in both segments resulting from price increases, favorable product mix, moderating material and freight costs and operational efficiencies. In addition, cost of sales in 2023 included $110 million of amortization expense related to the step-up in inventory to fair value resulting from the Acquisition.
Cost of sales also included business realignment and acquisition integration charges of $34 million in 2024 compared to $29 million in 2023.
Selling, general and administrative expenses ("SG&A") decreased in 2024 compared to 2023 primarily due to the absence of acquisition-related transaction costs in 2023 totaling $115 million and benefits from prior-year acquisition integration and business realignment activities. The decrease was partially offset by an increase in intangible asset amortization and share-based compensation expense, as well as an increase in general and administrative expenses resulting from the Acquisition.
SG&A also included business realignment and acquisition integration charges of $55 million and $94 million in 2024 and 2023, respectively.
Interest expense in 2024 decreased compared to 2023 primarily due to the repayment of debt.
Other (income) expense, net included the following:

(dollars in millions)	2024	2023
Expense (income)
Foreign currency transaction (gain) loss	$(38)	$46
Income related to equity method investments	(152)	(124)
Non-service components of retirement benefit cost	(73)	(67)
Interest income	(15)	(46)
Loss on deal-contingent forward contracts	—	390
Other items, net	1	(15)
	$(277)	$184

Foreign currency transaction (gain) loss primarily relates to the impact of exchange rates on cash, forward contracts, certain cross-currency swap contracts and intercompany transactions. During 2023, it also includes foreign currency transaction loss associated with completing the Acquisition.
Loss on deal-contingent forward contracts includes a loss on the deal-contingent forward contracts related to the Acquisition. Refer to Note 17 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Gain on sale of businesses and assets, net in 2023 includes a gain on the sale of the aircraft wheel and brake business within the Aerospace Systems Segment of $374 million. Refer to Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
Effective tax rate in 2024 was lower than 2023, due to an overall increase in discrete tax benefits along with a change in U.S. state and local income taxes and non-recurring acquisition expenses. Refer to Note 5 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of the U.S. federal statutory tax rate to our effective tax rate.
BUSINESS SEGMENT INFORMATION
The Business Segment information presents sales and operating income on a basis that is consistent with the manner in which the Company's various businesses are managed for internal review and decision-making.
Diversified Industrial Segment

(dollars in millions)	2024	2023
Net Sales
North America businesses	$8,800	$8,916
International businesses	5,657	5,789
Diversified Industrial Segment	14,457	14,706
Operating income
North America businesses	1,964	1,853
International businesses	1,213	1,218
Diversified Industrial Segment	$3,176	$3,071
Operating income as a percent of sales
North America businesses	22.3%	20.8%
International businesses	21.4%	21.0%
Diversified Industrial Segment	22.0%	20.9%
Backlog	$4,182	$4,786

The Diversified Industrial Segment operations experienced the following percentage changes in net sales:

2024
North America businesses – as reported	(1.3)%
Acquisitions	0.9%
Divestitures	(0.3)%
Currency	0.3%
North America businesses – without acquisitions, divestitures and currency[1]	(2.2)%

International businesses – as reported	(2.3)%
Acquisitions	0.7%
Currency	(1.0)%
International businesses – without acquisitions and currency[1]	(2.0)%

Diversified Industrial Segment – as reported	(1.7)%
Acquisitions	0.8%
Divestitures	(0.2)%
Currency	(0.2)%
Diversified Industrial Segment – without acquisitions, divestitures and currency[1]	(2.1)%
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
Net Sales
Diversified Industrial Segment sales in 2024 decreased $249 million from 2023. The Acquisition increased sales by approximately $115 million. The effect of currency exchange rates decreased sales by approximately $30 million. The impact of divestiture activity decreased sales by approximately $23 million. Excluding the effects of the Acquisition, changes in currency exchange rates and divestiture activity, sales in 2024 decreased $312 million from prior-year levels.
North America businesses - Sales within the North America businesses of the Diversified Industrial Segment decreased $116 million in 2024. The effect of the Acquisition increased sales by approximately $77 million. The effect of currency exchange rates increased sales by approximately $25 million during the year. The impact of divestiture activity decreased sales by approximately $23 million. Excluding the effects of the Acquisition, changes in the currency exchange rates and divestiture activity, sales in 2024 decreased $196 million from prior-year levels reflecting lower demand within the HVAC and refrigeration, transportation, off-highway and in-plant and industrial equipment markets. The decrease in sales was partially offset by an increase in demand within the aerospace and defense and energy markets.
International businesses - Sales within the International businesses of the Diversified Industrial Segment decreased $132 million in 2024. The effect of the Acquisition increased sales by approximately $38 million. The effect of currency exchange rates decreased sales by approximately $54 million, reflecting the strengthening of the U.S. dollar primarily against currencies in Turkey, China and Japan, partially offset by the weakening of the U.S. dollar primarily against currencies in the Eurozone countries and United Kingdom. Excluding the effects of the Acquisition and changes in the currency exchange rates, sales in 2024 decreased $116 million from prior-year levels primarily due to lower sales in the Asia Pacific region and Europe, partially offset by an increase in sales in Latin America.
Within Europe, the decrease in sales was primarily due to lower demand within the HVAC and refrigeration, off-highway, energy and in-plant and industrial equipment markets, partially offset by higher demand within the aerospace and defense and transportation markets.
Within the Asia Pacific region, the decrease in sales was primarily due to lower demand within the in-plant and industrial equipment, energy, off-highway and HVAC and refrigeration markets, partially offset by higher demand within the aerospace and defense and transportation markets.

Within Latin America, the increase in sales was primarily due to higher demand within the aerospace and defense, in-plant and industrial equipment, energy, HVAC and refrigeration, off-highway and transportation markets.
Operating Margin
Diversified Industrial Segment operating margin increased in 2024, in both the North America and International businesses, primarily due to benefits from price increases, favorable product mix, moderating material and freight costs and operational efficiencies. These benefits were partially offset by higher business realignment charges in the current year.
Business Realignment
The following business realignment and acquisition integration charges are included in the Diversified Industrial Segment operating income:

(dollars in millions)	2024	2023
North America businesses	$20	$9
International businesses	34	23
Diversified Industrial Segment	$54	$32

Business realignment charges include severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. In both 2024 and 2023, acquisition integration charges relate to the acquisition of Meggitt. Business realignment and acquisition integration charges within the International businesses were primarily incurred in Europe.
We anticipate that cost savings realized from the workforce reduction measures taken during 2024 will increase operating income in 2025 by approximately two percent for both the International and North America businesses. We expect to continue to take actions necessary to integrate acquisitions and appropriately structure the operations of the Diversified Industrial Segment. These actions are expected to result in approximately $53 million in business realignment and acquisition integration charges in 2025. However, continually changing business conditions could impact the ultimate costs we incur.
Backlog
Diversified Industrial Segment backlog decreased in 2024 primarily due to shipments exceeding orders in both the North America and International businesses. The decrease in backlog was split evenly between both businesses. Within the International businesses, Europe, the Asia Pacific region and Latin America accounted for approximately 70 percent, 25 percent, and five percent of the decrease, respectively.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Aerospace Systems Segment

(dollars in millions)	2024	2023
Sales	$5,472	$4,360
Operating income	$1,111	$562
Operating income as a percent of sales	20.3%	12.9%
Backlog	$6,680	$6,201

Sales
Aerospace Systems Segment sales increased $1.1 billion in 2024. The Acquisition increased sales by $386 million. The effect of currency exchange rates increased sales by approximately $19 million. The impact of divestiture activity decreased sales by approximately $40 million. Excluding the effects of the Acquisition, changes in currency exchange rates and divestiture activity, sales in 2024 increased $748 million from prior-year levels. The increase in sales is primarily driven by higher volume across all market segments, especially the commercial aftermarket.

Operating Margin
Aerospace Systems Segment operating margin increased in 2024 primarily due to higher sales volume, favorable aftermarket mix and lower acquisition-integration charges, as well as benefits of cost containment initiatives and prior-year business realignment and acquisition integration activities. These benefits were partially offset by a $79 million increase in intangible asset amortization expense in 2024. In addition, operating income in the prior year included $110 million of amortization expense related to the step-up in inventory to fair value resulting from the Acquisition.
Business Realignment
Within the Aerospace Systems Segment, we incurred acquisition integration and business realignment charges of $35 million and $90 million in 2024 and 2023, respectively. We expect to incur approximately $12 million in acquisition integration charges in 2025. However, continually changing business conditions could impact the ultimate costs we incur.
Backlog
Aerospace Systems Segment backlog increased in 2024 primarily due to orders exceeding shipments in all businesses, especially the commercial and defense aftermarket businesses.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Corporate general and administrative expense

(dollars in millions)	2024	2023
Expense (income)
Corporate general and administrative expense	$218	$230
Corporate general and administrative expense, as a percent of sales	1.1%	1.2%
Corporate general and administrative expenses decreased in 2024 primarily due to lower expenses related to the Company's incentive compensation programs and professional service fees, partially offset by an increase in salaries and benefits, charitable contributions and information technology expenses.
Other (income) expense, net

(dollars in millions)	2024	2023
Expense (income)
Foreign currency transaction (gain) loss	$(38)	$46
Stock-based compensation	95	78
Non-service components of retirement benefit cost	(73)	(67)
Acquisition-related expenses	1	114
Loss on deal-contingent forward contracts	—	390
Gain on sale of businesses and assets, net	(12)	(363)
Interest income	(15)	(46)
Other items, net	10	(1)
	$(32)	$151
Foreign currency transaction (gain) loss primarily relates to the impact of exchange rates on cash, forward contracts, certain cross currency swap contracts and intercompany transactions. During 2023, it also includes foreign currency transaction loss associated with completing the Acquisition.
Acquisition-related expenses include transaction costs related to the acquisition of Meggitt. Refer to Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Loss on deal-contingent forward contracts includes losses on the deal-contingent forward contracts related to the Acquisition. Refer to Note 17 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
Gain on sale of businesses and assets, net includes a gain on the sale of the aircraft wheel and brake business within the Aerospace Systems Segment of approximately $374 million in 2023. Refer to Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
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
•Offset share dilution through 10b5-1 share repurchase program

Cash Flows
A summary of cash flows follows:

(dollars in millions)	2024	2023
Cash provided by (used in):
Operating activities	$3,384	$2,980
Investing activities	(299)	(8,177)
Financing activities	(3,115)	(971)
Effect of exchange rates	(24)	(5)
Net decrease in cash and cash equivalents and restricted cash	$(53)	$(6,173)

Cash flows from operating activities were $3,384 million in 2024 compared to $2,980 million in 2023. The increase of $404 million in 2024 was primarily related to an increase in earnings combined with strong management of working capital items. We continue to focus on managing inventory and other working capital requirements. Cash flows from operating activities for 2023 were negatively impacted by acquisition-related transaction expenses.

•Days sales outstanding relating to trade receivables for the Company was 51 days in both 2024 and 2023.
•Days supply of inventory on hand was 80 days in 2024 and 85 days in 2023.

Cash flows from investing activities in 2024 and 2023 were impacted by the following factors:
•Payment for the Acquisition, net of cash acquired, of $7.1 billion in 2023.
•Payments to settle the deal-contingent forward contracts of $1.4 billion in 2023.
•Net proceeds from the sale of the aircraft wheel and brake business of approximately $443 million in 2023.
•Cash collateral received of $250 million in 2023 per the credit support annex attached to the deal-contingent forward contracts.
•Net maturities of marketable securities of $7 million in 2024 compared to $19 million in 2023.
•Capital expenditures of $400 million in 2024 compared to $381 million in 2023.
Cash flows from financing activities in 2024 and 2023 were impacted by the following factors:
•Repurchases of 0.4 million common shares for $200 million during 2024 compared to repurchases of 0.7 million common shares for $200 million during 2023.
•Proceeds of $2.0 billion from borrowings under the term loan facility (the "Term Loan Facility") in 2023.
•Payments related to the maturity of $300 million aggregate principal amounts of medium term notes in 2023.
•Payments to retire $900 million aggregate principal amount of private placement notes assumed in the Acquisition in 2023. Refer to Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
•Net commercial paper borrowings of $359 million in 2024 compared to net commercial paper borrowings of $358 million in 2023.
•Principal payments totaling $385 million related to the Term Loan Facility in 2024 compared to principal payments totaling $1.1 billion related to the Term Loan Facility in 2023. Refer to Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
•Payments related to maturity of $2.0 billion aggregate principal amounts of senior notes in 2024.
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
We have committed cash outflow related to long-term debt, operating and financing lease agreements, and postretirement benefit obligations. Refer to Notes 11, 12, and 13 respectively, of Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
Dividends
Cash dividends have been paid for 296 consecutive quarters, including a yearly increase in dividends for the last 68 years. The current annual dividend rate is $6.52 per common share.
Share Repurchases
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized to repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a year. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. Refer to Note 14 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Liquidity
Cash, comprised of cash and cash equivalents and marketable securities and other investments, includes $311 million and $422 million held by the Company's foreign subsidiaries at June 30, 2024 and 2023, respectively. The Company does not permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested.
We are currently authorized to sell up to $3.0 billion of short-term commercial paper notes. There were $2.1 billion outstanding commercial paper notes as of June 30, 2024, and the largest amount of commercial paper notes outstanding during the fourth quarter of 2024 was $2.3 billion.
The Company has a line of credit totaling $3.0 billion through a multi-currency revolving credit agreement with a group of banks. As of June 30, 2024, $0.9 billion was available for borrowing under the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the agreement. The credit agreement expires in June 2028; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings. Refer to Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
We primarily utilize unsecured medium-term notes and senior notes to meet our financing needs and we expect to continue to borrow funds at reasonable rates over the long term. Refer to the Cash flows from financing activities section above and Note 11 of the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at June 30, 2024, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At June 30, 2024, the Company's debt to debt-shareholders' equity ratio was 0.47 to 1.0. We are in compliance, and expect to remain in compliance, with all covenants set forth in the credit agreement and indentures.
Our goal is to maintain an investment-grade credit profile. The rating agencies periodically update our credit ratings as events occur. At June 30, 2024, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

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
Strategic Acquisitions and Divestitures
Acquisitions will be considered from time to time to the extent there is a strong strategic fit, while at the same time maintaining the Company’s strong financial position. In addition, we will continue to assess our existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for the Company. During 2024, we divested two businesses and in 2023, we completed one acquisition and divested two businesses. On July 28, 2024, the Company signed an agreement to divest its Meggitt composites and fuel containment business within the North America businesses of the Diversified Industrial Segment. Refer to Notes 1 and 3 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The policies discussed below are considered by management to be more critical than other policies because their application places the most significant demands on management's judgment.

Revenue Recognition - Revenues are recognized when control of performance obligations, which are distinct goods or services within the contract, is transferred to the customer. Control is transferred when the customer has the ability to direct the use of and obtain the benefits from the goods or services. A majority of our revenues are recognized at a point in time when control is transferred to the customer, which is generally at the time of shipment. However, a portion of our revenues are recognized over time if the customer simultaneously receives control as we perform work under a contract, if the customer controls the asset as it is being produced or if the product has no alternative use and we have a contractual right to payment.

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

At December 31, 2023, the Company performed its annual goodwill impairment test for each of its five reporting units. The results of this test indicated the fair value substantially exceeded carrying value for all reporting units. We continually monitor our reporting units for impairment indicators and update assumptions used in the most recent calculation of a reporting unit's fair value as appropriate.

Long-lived assets held for use, which primarily includes finite-lived intangible assets and property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. During 2024, the Company did not record any material impairments related to long-lived assets.

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

For the Company's domestic qualified defined benefit plan, our largest plan, a 50 basis point change in the assumed long-term rate of return on plan assets is estimated to have an $18 million effect on annual pension expense and a 50 basis point decrease in the discount rate is estimated to decrease annual pension expense by $6 million. As of June 30, 2024, $331 million of past years' net actuarial losses related to the Company's domestic qualified defined benefit plan are subject to amortization in the future. These losses will generally be amortized over approximately seven years and will negatively affect earnings in the future. Any actuarial gains experienced in future years will help offset the effect of the net actuarial loss amortization. Further information on pensions is provided in Note 13 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Most of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than the subsidiary’s functional currency. We continue to manage the associated foreign currency transaction and translation risk.
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
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value. Further information on the fair value of these contracts is provided in Note 17 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Derivatives that are not designated as hedges are adjusted to fair value by recording gains and losses through the Consolidated Statement of Income. Derivatives that are designated as hedges are adjusted to fair value by recording gains and losses through accumulated other comprehensive (loss) in the Consolidated Balance Sheet until the hedged item is recognized in earnings. For cross-currency swaps measured using the spot method, the periodic interest settlements are recognized directly in earnings through interest expense. The translation of the foreign currency denominated debt that has been designated as a net investment hedge is recorded in accumulated other comprehensive (loss) and remains there until the underlying net investment is sold or substantially liquidated.
The Company's debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. The Company's objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates. At June 30, 2024, our debt portfolio included $490 million of variable rate debt, exclusive of commercial paper borrowings. A 100 basis point increase in near-term interest rates would increase annual interest expense on variable rate debt, including weighted-average commercial paper borrowings during 2024, by approximately $18 million.

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Parker-Hannifin Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Parker-Hannifin Corporation and subsidiaries (the "Company") as of June 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and equity, for each of the three years in the period ended June 30, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue — Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue from the sale of products to customers primarily in aerospace & defense, in-plant & industrial equipment, transportation, off-highway, energy, and HVAC & refrigeration markets around the world. The Company’s business activities are carried out by a large number of individual business units collectively offering hundreds of thousands of individual products in over forty countries globally.
We identified revenue from product shipments as a critical audit matter due to the geographic dispersion of the Company’s operations and business units generating revenue. Extensive audit effort is required due to the volume of the underlying transactions and number of individual business units. High levels of auditor judgment were necessary to determine the nature, timing, and extent of audit procedures performed to audit revenue from product shipments.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s revenue from product shipments included the following, among others:
•We tested the operating effectiveness of internal controls over the recognition of revenue from product shipments, including controls over the quantity and price of products shipped and timing of revenue recognition.
•We performed detail transaction testing for revenue from product shipments by making a sample of transactions and comparing the transactions selected to source documents such as purchase orders and shipping records.
•We tested the completeness of revenue from product shipments by making a sample from a listing of sales orders and comparing the sample transactions to source documentation such as shipping records to determine whether the transactions selected were appropriately included in revenue from product shipments.
•We tested the timing of revenue recognition by making a sample from a list of products shipped prior to and subsequent to year end and used source documentation such as shipping records to determine whether the transactions selected were appropriately recorded in the correct period.
•We performed substantive analytical procedures for certain revenue transactions by developing independent expectations of revenue based on data derived from the results of our detail revenue testing and comparing these expectations to the revenue recorded by management.

/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
August 22, 2024

We have served as the Company's auditor since 2008.

CONSOLIDATED STATEMENT OF INCOME

	For the years ended June 30,
(Dollars in thousands, except per share amounts)	2024	2023	2022
Net Sales	$19,929,606	$19,065,194	$15,861,608
Cost of sales	12,801,816	12,635,892	10,550,309
Selling, general and administrative expenses	3,315,177	3,354,103	2,504,061
Interest expense	506,495	573,894	255,252
Other (income) expense, net	(276,888)	184,167	944,881
Gain on sale of businesses and assets, net	(11,597)	(362,526)	(7,121)
Income before income taxes	3,594,603	2,679,664	1,614,226
Income taxes	749,667	596,128	298,040
Net Income	2,844,936	2,083,536	1,316,186
Less: Noncontrolling interest in subsidiaries' earnings	721	600	581
Net Income Attributable to Common Shareholders	$2,844,215	$2,082,936	$1,315,605

Earnings per Share Attributable to Common Shareholders
Basic earnings per share	$22.13	$16.23	$10.24
Diluted earnings per share	$21.84	$16.04	$10.09

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the years ended June 30,
(Dollars in thousands)	2024	2023	2022
Net Income	$2,844,936	$2,083,536	$1,316,186
Less: Noncontrolling interests in subsidiaries' earnings	721	600	581
Net income attributable to common shareholders	2,844,215	2,082,936	1,315,605

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment and other (net of tax of $(15,443), $(38,322) and $(3,236) in 2024, 2023 and 2022, respectively)	(167,784)	186,721	(284,732)
Retirement benefits plan activity (net of tax of $(8,071), $(26,019) and $(95,574) in 2024, 2023 and 2022, respectively)	22,813	63,299	306,735
Other comprehensive (loss) income	(144,971)	250,020	22,003
Less: Other comprehensive income (loss) for noncontrolling interests	169	(306)	(1,526)
Other comprehensive (loss) income attributable to common shareholders	(145,140)	250,326	23,529
Total Comprehensive Income Attributable to Common Shareholders	$2,699,075	$2,333,262	$1,339,134

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)
June 30,	2024	2023
Assets
Current Assets
Cash and cash equivalents	$422,027	$475,182
Trade accounts receivable, net	2,865,546	2,827,297
Non-trade and notes receivable	331,429	309,167
Inventories	2,786,800	2,907,879
Prepaid expenses and other	392,822	314,704
Total Current Assets	6,798,624	6,834,229
Property, plant and equipment	7,074,574	6,865,545
Less: Accumulated depreciation	4,198,906	4,000,515
Property, plant and equipment, net	2,875,668	2,865,030
Deferred income taxes	92,704	81,429
Investments and other assets	1,207,232	1,104,576
Intangible assets, net	7,816,181	8,450,614
Goodwill	10,507,433	10,628,594
Total Assets	$29,297,842	$29,964,472

Liabilities and Equity
Current Liabilities
Notes payable and long-term debt payable within one year	$3,403,065	$3,763,175
Accounts payable, trade	1,991,639	2,050,934
Accrued payrolls and other compensation	581,251	651,319
Accrued domestic and foreign taxes	354,659	374,571
Other accrued liabilities	982,695	895,371
Total Current Liabilities	7,313,309	7,735,370
Long-term debt	7,157,034	8,796,284
Pensions and other postretirement benefits	437,490	551,510
Deferred income taxes	1,583,923	1,649,674
Other liabilities	725,193	893,355
Total Liabilities	17,216,949	19,626,193
Equity
Shareholders' Equity
Serial preferred stock, $.50 par value, authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value, authorized 600,000,000 shares; issued 181,046,128 shares in 2024 and 2023	90,523	90,523
Additional paid-in capital	264,508	305,522
Retained earnings	19,104,599	17,041,502
Accumulated other comprehensive (loss)	(1,438,012)	(1,292,872)
Treasury shares at cost: 52,442,162 in 2024 and 52,613,046 in 2023	(5,949,646)	(5,817,787)
Total Shareholders' Equity	12,071,972	10,326,888
Noncontrolling interests	8,921	11,391
Total Equity	12,080,893	10,338,279
Total Liabilities and Equity	$29,297,842	$29,964,472

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the years ended June 30,
(Dollars in thousands)	2024	2023	2022
Cash Flows From Operating Activities
Net income	$2,844,936	$2,083,536	$1,316,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	349,136	317,416	257,314
Amortization	577,995	500,713	314,450
Stock incentive plan compensation	155,175	142,720	137,093
Deferred income taxes	32,476	91,865	(351,201)
Foreign currency transaction (gain) loss	(38,480)	45,647	(39,987)
Loss (gain) on disposal of property, plant and equipment	12,382	3,819	(5,727)
Gain on sale of businesses	(23,979)	(366,345)	(1,394)
(Gain) loss on marketable securities and other investments	(5,708)	(6,176)	1,159
Other, net	25,385	25,524	70,443
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable, net	(85,091)	(16,675)	(179,126)
Inventories	101,385	53,124	(212,134)
Prepaid expenses and other	(63,512)	1,550	37,630
Other assets	(117,009)	(109,032)	(11,167)
Accounts payable, trade	(44,429)	91,551	131,384
Accrued payrolls and other compensation	(63,893)	87,375	(15,524)
Accrued domestic and foreign taxes	26,597	102,476	32,514
Other accrued liabilities	(72,596)	112,822	999,831
Pensions and other postretirement benefits	(79,919)	(109,481)	1,822
Other liabilities	(146,522)	(72,499)	(41,836)
Net cash provided by operating activities	3,384,329	2,979,930	2,441,730
Cash Flows From Investing Activities
Acquisitions (net of cash acquired of $89,704 in 2023)	—	(7,146,110)	—
Capital expenditures	(400,112)	(380,747)	(230,044)
Proceeds from sale of property, plant and equipment	9,065	13,244	39,353
Proceeds from sale of businesses	77,666	473,207	3,366
Purchase of marketable securities and other investments	(17,186)	(37,791)	(27,895)
Maturities and sales of marketable securities and other investments	24,292	56,786	31,809
Payments of deal-contingent forward contracts	—	(1,405,418)	—
Other, net	7,687	250,017	(235,426)
Net cash used in investing activities	(298,588)	(8,176,812)	(418,837)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	3,606	3,476	2,831
Payments for common shares	(332,055)	(297,323)	(460,056)
Acquisition of noncontrolling interests	(2,883)	—	—
Proceeds from notes payable, net	359,275	357,636	1,422,026
Proceeds from long-term borrowings	24,011	2,023,400	3,598,056
Payments for long-term borrowings	(2,384,805)	(2,340,566)	(18,737)
Financing fees paid	—	(13,605)	(58,629)
Dividends paid	(782,048)	(704,054)	(569,855)
Net cash (used in) provided by financing activities	(3,114,899)	(971,036)	3,915,636
Effect of exchange rate changes on cash	(23,997)	(4,776)	(23,770)
Net (decrease) increase in cash and cash equivalents and restricted cash	(53,155)	(6,172,694)	5,914,759
Cash, cash equivalents and restricted cash at beginning of year	475,182	6,647,876	733,117
Cash, cash equivalents and restricted cash at end of year	$422,027	$475,182	$6,647,876
Supplemental Data:
Cash paid during the year for:
Interest	$491,423	$464,701	$240,313
Income taxes and related interest, penalties and purchased credits, net of refunds	851,899	411,440	549,223

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total
Balance June 30, 2021	$90,523	$329,619	$14,915,497	$(1,566,727)	$(5,370,605)	$15,363	$8,413,670
Net income			1,315,605			581	1,316,186
Other comprehensive income (loss)				23,529		(1,526)	22,003
Dividends paid ($4.42 per share)			(569,294)			(561)	(569,855)
Stock incentive plan activity		(2,312)			62,510		60,198
Liquidation Activity						(1,948)	(1,948)
Shares purchased at cost					(380,334)		(380,334)
Balance June 30, 2022	$90,523	$327,307	$15,661,808	$(1,543,198)	$(5,688,429)	$11,909	$8,859,920
Net income			2,082,936			600	2,083,536
Other comprehensive income (loss)				250,326		(306)	250,020
Dividends paid ($5.47 per share)			(703,242)			(812)	(704,054)
Stock incentive plan activity		(21,785)			70,641		48,856
Shares purchased at cost					(199,999)		(199,999)
Balance June 30, 2023	$90,523	$305,522	$17,041,502	$(1,292,872)	$(5,817,787)	$11,391	$10,338,279
Net income			2,844,215			721	2,844,936
Other comprehensive (loss) income				(145,140)		169	(144,971)
Dividends paid ($6.07 per share)			(781,118)			(930)	(782,048)
Stock incentive plan activity		(41,429)			68,141		26,712
Acquisition activity		415				(2,430)	(2,015)
Shares purchased at cost					(200,000)		(200,000)
Balance June 30, 2024	$90,523	$264,508	$19,104,599	$(1,438,012)	$(5,949,646)	$8,921	$12,080,893

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
Nature of Operations - The Company is a global leader in motion and control technologies. Leveraging a unique combination of interconnected technologies, we design, manufacture, and provide aftermarket support for highly engineered solutions that create value for customers primarily in aerospace & defense, in-plant & industrial equipment, transportation, off-highway, energy, and HVAC & refrigeration markets around the world. We evaluate performance based on segment operating income before corporate administrative expenses, interest expense and income taxes.
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
Revenue Recognition - Revenues are recognized when control of performance obligations, which are distinct goods or services within the contract, is transferred to the customer. Control is transferred when the customer has the ability to direct the use of and obtain the benefits from the goods or services. When revenue is recognized at a point in time, control generally transfers at time of shipment. Revenues are recognized over time if the customer simultaneously receives control as the Company performs work under a contract, if the customer controls the asset as it is being produced or if the product produced for the customer has no alternative use and the Company has a contractual right to payment.
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
Cash and Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less. These investments are carried at cost plus accrued interest and are readily convertible into cash.
Trade Accounts Receivable, Net - Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. We evaluate the collectibility of our receivables based on historical experience and current and forecasted economic conditions based on management's judgment. Additionally, receivables are written off to bad debt when management makes a final determination of uncollectibility. Allowance for credit losses was $21 million and $32 million at June 30, 2024 and 2023, respectively.
Non-Trade and Notes Receivable - The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

June 30,	2024	2023
Notes receivable	$93,114	$102,288
Accounts receivable, other	238,315	206,879
Total	$331,429	$309,167

Property, Plant and Equipment and Depreciation - Property, plant and equipment are recorded at cost and are depreciated principally using the straight-line method for financial reporting purposes. Depreciation rates are based on estimated useful lives of the assets, generally 40 years for buildings, 15 years for land improvements and building equipment, seven to 10 years for machinery and equipment, and three to eight years for vehicles and office equipment. Improvements, which extend the useful life of property, are capitalized. Maintenance and repairs are expensed. We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in current income.

    The property, plant and equipment caption in the Consolidated Balance Sheet is comprised of the following components:

June 30,	2024	2023
Land and land improvements	$379,316	$385,376
Buildings and building equipment	2,129,378	2,051,546
Machinery and equipment	4,216,942	4,086,334
Construction in progress	348,938	342,289
Total	$7,074,574	$6,865,545
Investments and Other Assets - Investments in joint-venture companies in which ownership is 50 percent or less and in which the Company does not have operating control are stated at cost plus the Company's equity in undistributed earnings and amounted to $294 million and $297 million at June 30, 2024 and 2023, respectively. A significant portion of the underlying net assets of the joint ventures are related to goodwill. The Company's share of earnings from investments in joint-venture companies were $152 million, $124 million and $76 million in 2024, 2023 and 2022, respectively, and are included within other (income) expense, net in the Consolidated Statement of Income. Sales to and services performed for joint venture companies totaled $74 million, $64 million and $47 million in 2024, 2023 and 2022, respectively. We received cash dividends from joint venture companies of $148 million, $114 million and $82 million in 2024, 2023 and 2022, respectively.
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
Foreign Currency Translation - Assets and liabilities of foreign subsidiaries are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. The effects of these translation adjustments, as well as gains and losses from certain hedging and intercompany transactions, are reported in accumulated other comprehensive (loss). Such adjustments will affect net income only upon sale or liquidation of the underlying foreign investments. Exchange (gains) losses from transactions in a currency other than the local currency of the entity involved are included within other (income) expense, net in the Consolidated Statement of Income and were $(38) million, $46 million and $(40) million, in 2024, 2023 and 2022, respectively.
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
Subsequent Events - We evaluated subsequent events that have occurred through the date of filing of this Annual Report on Form 10-K for the year ended June 30, 2024. On July 28, 2024, the Company signed an agreement to divest its Meggitt composites and fuel containment ("CFC") business within the North America businesses of the Diversified Industrial Segment for an enterprise value of $560 million on a cash-free, debt-free basis and subject to a working capital adjustment. The CFC business has annual sales of approximately $350 million. Closing of this divestiture is subject to customary closing conditions, including regulatory clearance, and is anticipated to occur prior to December 31, 2024.
Recent Accounting Pronouncements - In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which enhances the disclosure requirements for income taxes primarily related to the rate reconciliation and income taxes paid information. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendment should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact this guidance will have on the Company's disclosures.
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

2.    Revenue recognition

Revenue is derived primarily from the sale of products in the aerospace & defense, in-plant & industrial equipment, transportation, off-highway, energy, and HVAC & refrigeration markets. A majority of the Company’s revenues are recognized at a point in time. However, a portion of the Company’s revenues are recognized over time.
Disaggregation of revenue
Revenue from contracts with customers is disaggregated by technology platform for the Diversified Industrial Segment, by market segment for the Aerospace Systems Segment and by geographic location for the total Company.
The Diversified Industrial Segment is an aggregation of several business units, which manufacture a broad range of motion-control systems and components for builders and users of various types of manufacturing, packaging, processing, transportation, agricultural, construction, and military vehicles and equipment. Contracts consist of individual purchase orders for standard product, blanket purchase orders and production contracts. Blanket purchase orders are often associated with individual purchase orders and have terms and conditions which are subject to a master supply or distributor agreement. Individual production contracts, some of which may include multiple performance obligations, are typically for products manufactured to the customer's specifications. Revenue in the Diversified Industrial Segment is typically recognized at the time of product shipment, but a portion of revenue may be recognized over time for installation services or in situations where the product has no alternative use and we have an enforceable right to payment.
Diversified Industrial Segment revenues by technology platform:

	2024	2023	2022
Motion Systems	$3,706,055	$3,830,062	$3,489,431
Flow and Process Control	4,672,741	4,939,356	4,616,270
Filtration and Engineered Materials	6,078,350	5,936,275	5,236,345
Total	$14,457,146	$14,705,693	$13,342,046

The Aerospace Systems Segment produces engine and airframe components and systems, which are utilized on virtually every major commercial and military aircraft. Contracts generally consist of blanket purchase orders and individual long-term production contracts. Blanket purchase orders, which have terms and conditions subject to long-term supply agreements, are typically associated with individual purchase orders. Revenue in the Aerospace Systems Segment is typically recognized at the time of product shipment, but a portion of revenue may be recognized over time in situations where the customer controls the asset as it is produced or the product has no alternative use and we have an enforceable right to payment.
Aerospace Systems Segment revenues by market segment:

	2024	2023	2022
Commercial original equipment manufacturer ("OEM")	$1,778,928	$1,461,279	$889,649
Commercial aftermarket	1,814,395	1,363,965	514,727
Defense OEM	1,125,324	905,328	705,988
Defense aftermarket	753,813	628,929	409,198
Total	$5,472,460	$4,359,501	$2,519,562

Total revenues by geographic region based on the Company's selling operation's location:

	2024	2023	2022
North America	$13,512,303	$12,689,719	$10,216,292
Europe	3,915,691	3,777,507	3,156,024
Asia Pacific	2,277,466	2,379,791	2,290,557
Latin America	224,146	218,177	198,735
Total	$19,929,606	$19,065,194	$15,861,608
The majority of revenues from the Aerospace Systems Segment is generated from sales within North America.

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
Total contract assets and contract liabilities are as follows:

	2024	2023
Contract assets, current (included within Prepaid expenses and other)	$136,814	$123,705
Contract assets, noncurrent (included within Investments and other assets)	21,063	23,708
Total contract assets	157,877	147,413
Contract liabilities, current (included within Other accrued liabilities)	(183,868)	(244,799)
Contract liabilities, noncurrent (included within Other liabilities)	(77,957)	(78,239)
Total contract liabilities	(261,825)	(323,038)
Net contract liabilities	$(103,948)	$(175,625)
Net contract liabilities at June 30, 2024 decreased from the prior year amount due to timing differences between when revenue was recognized and the receipt of advance payments. During 2024, approximately $178 million of revenue was recognized that was included in the contract liabilities at June 30, 2023.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at June 30, 2024 was $10.9 billion, of which approximately 73 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.
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

	June 30, 2023 (previously reported)	Measurement Period Adjustments	September 12, 2022 (Final)
Assets:
Cash and cash equivalents	$89,704	$—	$89,704
Accounts receivable	409,642	1,181	410,823
Inventories	739,304	13,580	752,884
Prepaid expenses and other	102,032	20,673	122,705
Property, plant and equipment, net	658,997	(1,428)	657,569
Deferred income taxes	34,198	(18,730)	15,468
Other assets	180,991	(647)	180,344
Intangible assets	5,679,200	(28,000)	5,651,200
Goodwill	2,789,080	10,891	2,799,971
Total assets acquired	$10,683,148	$(2,480)	$10,680,668
Liabilities:
Notes payable and long-term debt payable within one year	$308,176	$—	$308,176
Accounts payable, trade	219,842	(705)	219,137
Accrued payrolls and other compensation	87,074	(1)	87,073
Accrued domestic and foreign taxes	21,068	(818)	20,250
Other accrued liabilities	322,040	158,137	480,177
Long-term debt	711,703	—	711,703
Pensions and other postretirement benefits	99,553	(2,028)	97,525
Deferred income taxes	1,259,417	(19,700)	1,239,717
Other liabilities	418,461	(137,365)	281,096
Total liabilities assumed	3,447,334	(2,480)	3,444,854
Net assets acquired	$7,235,814	$—	$7,235,814

Goodwill is calculated as the excess of the purchase price over the net assets acquired and represents cost synergies and enhancements to our existing technologies. For tax purposes, Meggitt's goodwill is not deductible. Based upon a final acquisition valuation, we acquired $4.2 billion of customer-related intangible assets, $1.1 billion of technology and $303 million of trade names, each with weighted-average estimated useful lives of 21, 22 and 18 years, respectively. These intangible assets were valued using the income approach, which includes significant assumptions around future revenue growth, earnings before interest, taxes, depreciation and amortization, royalty rates and discount rates. Such assumptions are classified as level 3 inputs within the fair value hierarchy.
Based upon a final acquisition valuation, the fair value of the assets acquired includes $115 million and $91 million of operating and finance lease right-of-use assets, respectively. The fair value of liabilities assumed includes $116 million and $90 million of operating and finance lease liabilities, respectively, of which, $18 million and $1 million of operating and finance lease liabilities, respectively, are current liabilities.
Debt assumed included $900 million aggregate principal amount of private placement notes with fixed interest rates ranging from 2.78 percent to 3.60 percent, and maturity dates ranging from July 2023 to July 2026. The private placement notes were recorded at fair value at acquisition. In October 2022, we paid off $300 million aggregate principal amount of private placement notes in two tranches pursuant to an offer to noteholders according to change in control provisions. In June 2023, the Company paid the remaining $600 million aggregate principal amount of private placement notes assumed in the Acquisition, which resulted in a $10 million charge recorded in interest expense in the Consolidated Statement of Income associated with the fair value discount.
Based upon a final acquisition valuation, we also assumed $142 million of liabilities associated with environmental matters. Approximately $102 million of environmental matters are included within other accrued liabilities, and the remainder is included within other liabilities in the Consolidated Balance Sheet. The environmental matters primarily relate to known exposures arising from environmental litigation, investigations and remediation of certain sites for which Meggitt has been identified as a potentially responsible party. The liabilities are based on outcomes of litigation and estimates of the level and timing of remediation costs, including the period of operating and monitoring activities required.

Our consolidated financial statements for 2023 include the results of operations of Meggitt from the date of acquisition through June 30, 2023. Net sales and segment operating income attributable to Meggitt during 2023 were $2.1 billion and $23 million, respectively. Segment operating income attributable to Meggitt includes estimated amortization and depreciation expense associated with the preliminary fair value estimates of intangible assets, plant and equipment, inventory, as well as acquisition integration charges. Refer to Note 4 for further discussion of acquisition integration charges.
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
Divestitures
During December 2023, we divested our Filter Resources business, which was part of the Diversified Industrial Segment, for proceeds of $37 million. The resulting pre-tax gain of $12 million is included in gain on sale of businesses and assets, net in the Consolidated Statement of Income. The operating results and net assets of the Filter Resources business were immaterial to the Company's consolidated results of operations and financial position.
During September 2023, we divested the MicroStrain sensing systems business, which was part of the Diversified Industrial Segment, for proceeds of $37 million. The resulting pre-tax gain of $13 million is included in gain on sale of businesses and assets, net in the Consolidated Statement of Income. The operating results and net assets of the MicroStrain sensing systems business were immaterial to the Company's consolidated results of operations and financial position.
During March 2023, we divested a French aerospace business, which was part of the Aerospace Systems Segment, for proceeds of $27 million. The resulting pre-tax loss of $12 million is included in gain on sale of businesses and assets, net in the Consolidated Statement of Income. The operating results and net assets of the French aerospace business were immaterial to the Company's consolidated results of operations and financial position.
During September 2022, we divested our aircraft wheel and brake business, which was part of the Aerospace Systems Segment, for proceeds of $443 million. The resulting pre-tax gain of $374 million is included in gain on sale of businesses and assets, net in the Consolidated Statement of Income. The operating results and net assets of the aircraft wheel and brake business were immaterial to the Company's consolidated results of operations and financial position.

4.    Business Realignment and Acquisition Integration Charges
The Company incurred business realignment and acquisition integration charges in 2024, 2023 and 2022. Business realignment charges included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. In 2024, 2023 and 2022, a majority of the business realignment charges were incurred in Europe. We believe the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges by business segment are as follows:

	2024	2023	2022
Diversified Industrial	$50,075	$23,641	$13,787
Aerospace Systems	319	3,065	967
Other (income) expense, net	3,062	—	3
Workforce reductions in connection with such business realignment charges by business segment are as follows:

	2024	2023	2022
Diversified Industrial	1,064	728	300
Aerospace Systems	1	30	10

The business realignment charges are presented in the Consolidated Statement of Income as follows:

	2024	2023	2022
Cost of sales	$29,585	$15,993	$5,007
Selling, general and administrative expenses	20,809	10,713	9,747
Loss (gain) on sale of businesses and assets, net	3,062	—	3
During 2024, approximately $49 million in payments were made relating to business realignment charges. Remaining payments related to current-year and prior-year business realignment actions of approximately $14 million, a majority of which are expected to be paid by December 31, 2024, are primarily reflected within the accrued payrolls and other compensation and other accrued liabilities captions in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment and acquisition integration actions described above, the timing and amount of which are not known at this time.
In addition to the business realignment charges discussed above, in 2022, we incurred $20 million of expense as a result of our exit of business operations in Russia. These charges primarily consist of write-downs of inventory and other working capital items and $8 million of foreign currency translation expense reclassified from accumulated other comprehensive income. Within the business segment information in Note 19, $7 million of expense was recorded in other (income) expense, net while the remainder of the charge was split evenly between the Aerospace Systems Segment and the international businesses within the Diversified Industrial Segment.
We also incurred acquisition integration charges related to the Meggitt and Lord acquisitions. Charges by business segment are as follows:

	2024	2023	2022
Diversified Industrial	$3,930	$8,511	$3,589
Aerospace Systems	34,343	86,928	1,177
In both 2024 and 2023, acquisition integration charges relate to the acquisition of Meggitt. In 2022, charges within the Diversified Industrial and Aerospace Systems Segment relate to the acquisitions of Lord and Meggitt, respectively. These charges were primarily included in selling, general and administrative expenses within the Consolidated Statement of Income.

5.    Income Taxes
Income before income taxes was derived from the following sources:

	2024	2023	2022
United States	$2,120,257	$1,408,206	$646,364
Foreign	1,474,346	1,271,458	967,862
	$3,594,603	$2,679,664	$1,614,226

Income taxes include the following:

	2024	2023	2022
Federal
Current	$327,714	$161,465	$297,672
Deferred	10,595	81,426	(253,123)
Foreign
Current	355,374	297,199	303,089
Deferred	15,981	(13,509)	(45,977)
State and local
Current	34,103	45,599	48,479
Deferred	5,900	23,948	(52,100)
	$749,667	$596,128	$298,040

A reconciliation of the effective income tax rate to the statutory federal rate follows:

	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes	0.9	2.1	(0.2)
Tax related to international activities	2.3	1.2	2.7
Cash surrender value of life insurance	(0.1)	(0.1)	0.5
Foreign derived intangible income deduction	(1.5)	(1.1)	(3.7)
Research tax credit	(0.6)	(0.7)	(0.8)
Share-based compensation	(1.2)	(1.0)	(1.3)
Other	0.1	0.8	0.3
Effective income tax rate	20.9%	22.2%	18.5%

In December 2021, the Organization for Economic Cooperation and Development (OECD) published a framework, known as Pillar Two, defining a global minimum tax of 15 percent on large corporations. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Several countries have proposed or enacted legislation to implement core elements of the Pillar Two proposal effective for years beginning after December 31, 2023, which for us is fiscal year 2025. While we are monitoring developments and evaluating the potential impact on future periods, we do not expect Pillar Two to have a significant impact on our 2025 consolidated financial statements. Future legislation and guidance may result in a change to our current assessment.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities. The differences comprising the net deferred taxes shown on the Consolidated Balance Sheet at June 30 were as follows:

	2024	2023
Retirement benefits	$123,951	$158,560
Other liabilities and reserves	213,866	240,821
Long-term contracts	45,279	37,747
Stock-based compensation	34,141	33,374
Loss carryforwards	1,063,837	1,083,732
Inventory	67,917	96,501
Capitalized research and development	145,697	92,191
Tax credit carryforwards	36,062	18,773
Unrealized currency exchange gains and losses	(18,302)	(1,680)
Undistributed foreign earnings	(30,468)	(21,304)
Depreciation and amortization	(2,103,689)	(2,228,606)
Valuation allowance	(1,069,510)	(1,078,354)
Net deferred tax (liability)	$(1,491,219)	$(1,568,245)

Change in net deferred tax (liability):
Provision for deferred tax	$(32,476)	$(91,865)
Items of other comprehensive (loss) income	(23,514)	(64,342)
Acquisitions and other	133,016	(1,215,579)
Total change in net deferred tax	$77,026	$(1,371,786)

As of June 30, 2024, we recorded deferred tax assets of $1,064 million resulting from $4,443 million in loss carryforwards. A valuation allowance of $1,039 million related to the loss carryforwards has been established due to the uncertainty of their realization. Of this valuation allowance, $1,021 million relates to non-operating entities whose loss carryforward utilization is considered to be remote. Some of the loss carryforwards can be carried forward indefinitely; others can be carried forward from three years to 20 years. In addition, a valuation allowance of $30 million related to other future deductible items has been established due to the uncertainty of their realization.

Although future distributions of foreign earnings to the United States should not be subject to U.S. federal income taxes, other U.S. or foreign taxes may be imposed on such earnings. We have analyzed existing factors and determined we will no longer permanently reinvest certain foreign earnings. On these undistributed foreign earnings of approximately $1,006 million that are no longer permanently reinvested outside of the United States, we have recorded a deferred tax liability of $14 million. The remaining undistributed foreign earnings of approximately $1,133 million remain permanently reinvested outside the United States at June 30, 2024. Of these undistributed earnings, we have recorded a deferred tax liability of $16 million where certain foreign holding companies are not permanently reinvested in their subsidiaries. It is not practicable to estimate the additional taxes, including applicable foreign withholding taxes, that might be payable on the potential distribution of such permanently reinvested foreign earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023	2022
Balance July 1	$113,503	$90,669	$100,759
Additions for tax positions related to current year	6,479	9,389	7,039
Additions for tax positions of prior years	—	6,171	1,415
Additions for acquisitions	4,195	25,957	—
Reductions for tax positions of prior years	(4,869)	(3,063)	(140)
Reductions for settlements	—	(6,923)	(3,127)
Reductions for expiration of statute of limitations	(15,019)	(11,199)	(6,647)
Effect of foreign currency translation	(2,185)	2,502	(8,630)
Balance June 30	$102,104	$113,503	$90,669

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $102 million, $114 million and $91 million as of June 30, 2024, 2023 and 2022, respectively. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $27 million, $21 million, and $18 million as of June 30, 2024, 2023 and 2022, respectively. The accrued penalties related to the gross unrecognized tax benefits, excluded from the amounts above, was $2 million as of both June 30, 2024 and 2023. There were no accrued penalties related to the gross unrecognized tax benefits as of June 30, 2022.

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

	2024	2023	2022
Numerator:
Net income attributable to common shareholders	$2,844,215	$2,082,936	$1,315,605
Denominator:
Basic - weighted-average common shares	128,507,352	128,367,842	128,539,387
Increase in weighted-average common shares from dilutive effect of equity-based awards	1,732,385	1,454,243	1,816,556
Diluted - weighted-average common shares, assuming exercise of equity-based awards	130,239,737	129,822,085	130,355,943
Basic earnings per share	$22.13	$16.23	$10.24
Diluted earnings per share	$21.84	$16.04	$10.09

For 2024, 2023 and 2022, 0.4 million, 1.0 million and 0.4 million common shares, respectively, subject to equity-based awards were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

7.    Inventories
Inventories are stated at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. Cost components include raw materials, purchased components, labor and overhead.
The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

June 30,	2024	2023
Finished products	$777,775	$794,128
Work in process	1,421,104	1,488,665
Raw materials	587,921	625,086
Total	$2,786,800	$2,907,879

8.    Supply Chain Financing
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
Amounts due to our suppliers that elected to participate in the SCF programs are included in accounts payable, trade on the Consolidated Balance Sheet and payments made under the SCF programs are included within operating activities on the Consolidated Statement of Cash Flows. Accounts payable, trade included approximately $116 million and $85 million payable to suppliers who have elected to participate in the SCF programs as of June 30, 2024 and June 30, 2023, respectively. The amounts settled through the SCF programs and paid to the participating financial intermediaries totaled $331 million and $284 million during 2024 and 2023, respectively.

9.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance June 30, 2022	$7,185,981	$554,101	$7,740,082
Acquisitions	452,008	2,337,072	2,789,080
Divestitures	(1,064)	(2,232)	(3,296)
Foreign currency translation and other	45,830	56,898	102,728
Balance June 30, 2023	$7,682,755	$2,945,839	$10,628,594
Acquisitions	1,113	9,778	10,891
Divestitures	(25,387)	—	(25,387)
Foreign currency translation and other	(51,052)	(55,613)	(106,665)
Balance June 30, 2024	$7,607,429	$2,900,004	$10,507,433

Acquisitions represent goodwill resulting from the purchase price allocation for the Acquisition during the measurement period. Refer to Note 3 for further discussion.
Divestitures represent goodwill associated with the sale of businesses during 2024 and 2023.
Goodwill is tested for impairment at the reporting unit level annually and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. Our annual impairment tests performed in 2024, 2023 and 2022 resulted in no impairment loss being recognized.

Intangible assets are amortized on a straight-line method over their legal or estimated useful lives. The gross carrying value and accumulated amortization for each major category of intangible asset at June 30 are as follows:

	2024		2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$2,116,999	$451,908	$2,128,847	$352,040
Trade names	1,041,633	441,382	1,047,678	390,737
Customer relationships and other	8,044,208	2,493,369	8,109,063	2,092,197
Total	$11,202,840	$3,386,659	$11,285,588	$2,834,974

Total intangible asset amortization expense in 2024, 2023 and 2022 was $578 million, $501 million and $314 million, respectively. The estimated intangible asset amortization expense for the five years ending June 30, 2025 through 2029 is $550 million, $550 million, $542 million, $534 million and $506 million, respectively.

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred in 2024, 2023 or 2022.
10.    Financing Arrangements
The Company has a line of credit totaling $3.0 billion through a multi-currency revolving credit agreement with a group of banks, of which $0.9 billion was available for borrowing as of June 30, 2024. The credit agreement expires June 2028; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the agreement. The credit agreement requires the payment of an annual facility fee, the amount of which may increase in the event our credit ratings are lowered. Although a lowering of our credit ratings would likely increase the cost of future debt, it would not limit our ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
The Company is currently authorized to sell up to $3.0 billion of short-term commercial paper notes. Commercial paper notes outstanding as of June 30, 2024 and 2023 were $2.1 billion and $1.8 billion, respectively. The Company had no outstanding borrowings from foreign banks at June 30, 2024 and 2023. The weighted-average interest rate on notes payable outstanding at June 30, 2024 and 2023 was 5.5 percent and 5.6 percent, respectively.
In the ordinary course of business, some of our locations may enter into financial guarantees through financial institutions which enable customers to be reimbursed in the event of nonperformance by the Company.
The Company's credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the applicable agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the applicable agreements. Based on our rating level at June 30, 2024, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. As of June 30, 2024, our debt to debt-shareholders' equity ratio was 0.47 to 1.0. We are in compliance with all covenants.

11.    Debt

June 30,	2024	2023
Domestic:
Fixed rate medium-term notes, 3.30% to 6.25%, due 2025 - 2045	$1,825,000	$1,825,000
Senior Notes, 2.70% to 4.50%, due 2024 - 2049	5,300,000	7,275,000
Term Loan Facility, due 2026	490,000	875,000
Foreign:
Euro Senior Notes, 1.125%, due 2025	749,945	763,770
Other long-term debt	104,794	106,598
Deferred debt issuance costs	(57,725)	(74,713)
Total long-term debt	8,412,014	10,770,655
Less: Long-term debt payable within one year	1,254,980	1,974,371
Long-term debt, net	$7,157,034	$8,796,284

In September 2022, the Company fully drew against the $2.0 billion delayed-draw Term Loan Facility (the "Term Loan Facility"), which will mature in its entirety in September 2025. We used the proceeds of the Term Loan Facility to finance a portion of the Acquisition. At June 30, 2024, the Term Loan Facility had an interest rate of Secured Overnight Financing Rate plus 122.5 bps. Interest payments are made at the interest reset dates, which are either one, three, or six months at the discretion of the Company. Additionally, the provisions of the Term Loan Facility allow for prepayments at the Company's discretion. During 2024, we made principal payments totaling $385 million related to the Term Loan Facility. We also repaid in full $575 million and $1.4 billion aggregate principal amount of Senior Notes, with interest rates of 2.70 percent and 3.65 percent, respectively, which matured in 2024.

Principal amounts of long-term debt payable in the five years ending June 30, 2025 through 2029 are $1,261 million, $500 million, $710 million, $1,209 million and $1,009 million, respectively. The principal amounts of long-term debt payable exclude the amortization of debt issuance costs.
12.     Leases

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

The components of lease expense are as follows:

	2024	2023	2022
Operating lease expense	$67,562	$60,411	$46,026
Finance lease cost:
Amortization of lease assets	7,511	5,604	1,861
Interest on lease liabilities	5,338	4,383	390
Short-term lease cost	8,653	7,577	7,041
Variable lease cost	6,051	5,747	5,849
Total lease cost	$95,115	$83,722	$61,167

Supplemental cash flow information related to leases is as follows:

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$65,286	$57,717	$45,371
Operating cash outflows - interest payments on finance leases	5,338	4,383	390
Financing cash outflows - payments on finance lease obligations	4,658	5,141	1,992
Right-of-use assets obtained in exchange for operating lease obligations	41,965	45,365	50,925
Right-of-use assets obtained in exchange for finance lease obligations	4,084	1,340	—

Supplemental balance sheet information related to operating leases is as follows:

	2024	2023
Operating Leases
Operating lease right-of-use assets (included within Investments and other assets)	$225,952	$232,733

Current operating lease liabilities (included within Other accrued liabilities)	$54,158	$50,523
Long-term operating lease liabilities (included within Other liabilities)	179,849	187,445
Total operating lease liabilities	$234,007	$237,968

Finance Leases
Buildings and building equipment	$106,667	$107,910
Machinery and equipment	9,298	5,113
Accumulated depreciation	(15,443)	(8,196)
Property, plant and equipment, net	$100,522	$104,827

Notes payable and long-term debt payable within one year	$5,042	$4,198
Long-term debt	98,343	100,889
Total finance lease liabilities	$103,385	$105,087

Weighted-average remaining lease term
Operating leases	6.4 years	6.9 years
Finance leases	19.5 years	20.8 years

Weighted-average discount rate
Operating leases	4.2%	3.9%
Finance leases	5.2%	5.2%

Maturities of lease liabilities at June 30, 2024 are as follows:

	Operating Leases	Finance Leases
2025	$62,573	$10,243
2026	50,428	10,164
2027	38,914	9,728
2028	29,243	8,851
2029	20,245	8,932
Thereafter	70,756	118,354
Total lease payments	$272,159	$166,272
Less imputed interest	38,152	62,887
Total lease liabilities	$234,007	$103,385

13.    Retirement Benefits
Pensions - The Company has noncontributory defined benefit pension plans covering eligible employees, including certain employees in foreign countries. Our largest plans are generally closed to new participants. Plans for most salaried employees provide pay-related benefits based on years of service. Plans for hourly employees generally provide benefits based on flat-dollar amounts and years of service. We also have arrangements for certain key employees, which provide for supplemental retirement benefits. In general, the Company's policy is to fund these plans based on legal requirements, tax considerations, local practices and investment opportunities. We also sponsor defined contribution plans and participate in government-sponsored programs in certain foreign countries. During 2023, we acquired several U.S. and Non-U.S. defined benefit pension plans in connection with the Acquisition.
A summary of the Company's defined benefit pension plans follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	2024	2023	2022	2024	2023	2022
Benefit cost
Service cost	$29,303	$34,705	$48,382	$22,033	$22,713	$28,256
Interest cost	189,505	165,074	92,475	79,489	60,394	17,775
Expected return on plan assets	(257,531)	(237,704)	(227,302)	(95,147)	(73,441)	(40,586)
Amortization of prior service cost	907	536	3,500	369	395	603
Amortization of unrecognized actuarial loss	1,605	8,316	140,735	6,389	8,862	16,553
Amortization of transition obligation	—	—	—	—	—	8
One-time charges related to divestitures	—	—	—	—	(2,480)	—
Net periodic benefit cost	$(36,211)	$(29,073)	$57,790	$13,133	$16,443	$22,609

Components of net pension benefit cost, other than service cost, are included in other (income) expense, net in the Consolidated Statement of Income.

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$4,007,740	$3,939,482	$1,827,951	$1,019,837
Service cost	29,303	34,705	22,033	22,713
Interest cost	189,505	165,074	79,489	60,394
Acquisition	—	320,401	—	860,738
Plan amendments	16,656	2,521	—	—
Divestiture	—	—	—	(1,779)
Actuarial gain	(105,971)	(210,414)	(5,863)	(139,062)
Benefits paid	(414,054)	(244,029)	(81,028)	(68,729)
Foreign currency translation and other	—	—	(26,060)	73,839
Benefit obligation at end of year	$3,723,179	$4,007,740	$1,816,522	$1,827,951

Change in plan assets
Fair value of plan assets at beginning of year	$3,548,112	$3,353,420	1,907,183	1,008,733
Actual gain (loss) on plan assets	179,145	161,568	97,737	(130,169)
Acquisition	—	263,927	—	876,780
Employer contributions	49,888	13,226	105,273	139,812
Benefits paid	(414,054)	(244,029)	(81,028)	(68,729)
Foreign currency translation and other	—	—	(26,149)	80,756
Fair value of plan assets at end of year	$3,363,091	$3,548,112	$2,003,016	$1,907,183
Funded status	$(360,088)	$(459,628)	$186,494	$79,232

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2024	2023	2024	2023
Amounts recognized on the Consolidated Balance Sheet[1]
Investments and other assets	$—	$—	$243,783	$145,809
Other accrued liabilities	(62,967)	(57,023)	(832)	(760)
Pensions and other postretirement benefits	(297,121)	(402,605)	(56,457)	(65,817)
Net amount recognized	$(360,088)	$(459,628)	$186,494	$79,232

Amounts recognized in Accumulated Other Comprehensive (Loss)[1]
Net actuarial loss	$315,206	$344,395	$232,967	$249,542
Prior service cost	20,259	4,511	1,619	1,978
Net amount recognized	$335,465	$348,906	$234,586	$251,520

1The presentation of the amounts recognized on the Consolidated Balance Sheet and in accumulated other comprehensive (loss) is on a debit (credit) basis and excludes the effect of income taxes.

As of the date of the Acquisition, the Meggitt plans were remeasured at fair value using accounting policies consistent with Parker plans.

At June 30, 2024, the U.S. benefit obligation decreased primarily due to higher discount rates. The Non-U.S. benefit obligation decreased slightly at June 30, 2024, primarily due to benefit payments and foreign currency translation, partially offset by service cost and interest cost related increases. At June 30, 2023, both the U.S. and Non-U.S. benefit obligations increased primarily due to plans acquired with the Acquisition, partially offset by increased discount rates.
In 2024, the predominant drivers of the decrease in U.S. plan assets are lump sum benefit payments and lower than expected actual return on assets. Contributions are the largest factor explaining the increase in Non-U.S. plan assets during 2024. The plans acquired with the Acquisition are the primary contributing factor for the increase in U.S. and Non-U.S. plan assets fair value during 2023.
The accumulated benefit obligation for all defined benefit plans was $5.4 billion and $5.7 billion at June 30, 2024 and 2023, respectively.
Information for pension plans with accumulated benefit obligations in excess of plan assets:

	2024	2023
Accumulated benefit obligation	$3,778,330	$4,352,952
Fair value of plan assets	3,502,313	3,955,284
Information for pension plans with projected benefit obligations in excess of plan assets:

	2024	2023
Projected benefit obligation	$4,211,478	$4,545,650
Fair value of plan assets	3,794,100	4,019,445
We expect to make cash contributions of approximately $141 million to our defined benefit pension plans in 2025, of which $63 million and $78 million relate to U.S. and non-U.S. plans, respectively.

The following benefit payments are expected to be paid during each respective year:

	Estimated U.S. Benefit Payments	Estimated Non-U.S. Benefit Payments
2025	$320,196	$90,611
2026	271,372	94,139
2027	275,091	96,586
2028	275,915	98,000
2029	285,845	101,622
2030 - 2034	1,401,115	531,742
The assumptions used to measure net periodic benefit cost for the Company's defined benefit plans are:

	2024	2023	2022
U.S. defined benefit plan
Discount rate	4.88%	4.36%	2.55%
Average increase in compensation	3.81%	3.35%	3.05%
Expected return on plan assets	7.00%	6.50%	6.50%
Non-U.S. defined benefit plans
Discount rate	0.90% to 5.20%	0.60% to 5.06%	0.25% to 2.95%
Average increase in compensation	2.00% to 4.40%	1.75% to 4.00%	1.75% to 4.50%
Expected return on plan assets	0.30% to 6.80%	1.00% to 5.10%	1.00% to 4.50%
The assumptions used to measure the benefit obligation for the Company's defined benefit plans are:

	2024	2023
U.S. defined benefit plan
Discount rate	5.27%	4.88%
Average increase in compensation	3.76%	3.81%
Non-U.S. defined benefit plans
Discount rate	1.46% to 5.23%	0.90% to 5.20%
Average increase in compensation	2.00% to 4.50%	2.00% to 4.40%

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

The weighted-average allocation of the majority of the assets related to the defined benefit plans is as follows:

	2024	2023
Equity securities	26%	30%
Debt securities	49%	45%
Other investments	25%	25%
	100%	100%

The weighted-average target asset allocation as of June 30, 2024 is 36 percent equity securities, 48 percent debt securities and 16 percent other investments. The investment strategy for the Company's worldwide defined benefit pension plan assets focuses on achieving prudent actuarial funding ratios while maintaining acceptable levels of risk in order to provide adequate liquidity to meet immediate and future benefit requirements. This strategy requires investment portfolios that are broadly diversified across various asset classes and external investment managers. Assets held in the U.S. and U.K. defined benefit plans account for 63 percent and 24 percent, respectively, of our total defined benefit plan assets. The overall investment strategy with respect to our U.S. defined benefit plan is to use a funding strategy more heavily weighted toward liability-hedging assets as the funded status improves. Over time, we will continue to add long duration fixed income investments to the portfolio. These securities are highly correlated with our pension liabilities and will be managed in a liability framework. For the U.K. defined benefit plans, the overall investment strategy is primarily to utilize growth assets to achieve a return in excess of the risk-free rate and to utilize fixed income investments to achieve a rate of return that is at least commensurate with the changes in the cost of providing fixed and index-linked annuities.
The fair values of pension plan assets at June 30, 2024 and at June 30, 2023, by asset class, are as follows:

	June 30, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$454,659	$448,510	$6,149	$—
Equity securities
U.S. based companies	679,972	679,972	—	—
Non-U.S. based companies	144,760	85,692	59,068	—
Fixed income securities
Corporate debt securities	933,191	28,790	904,401	—
Government issued securities	809,892	556,599	253,293	—
Mutual funds
Equity funds	12,494	12,494	—	—
Mutual funds measured at net asset value	331,215
Common/Collective trusts measured at net asset value	1,561,752
Limited Partnerships measured at net asset value	125,695
Other financial instruments	312,477	12,717	299,760	—
Total at June 30, 2024	$5,366,107	$1,824,774	$1,522,671	$—

	June 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$341,812	$333,978	$7,834	$—
Equity securities
U.S. based companies	538,118	523,649	14,469	—
Non-U.S. based companies	152,354	76,173	76,181	—
Fixed income securities
Corporate debt securities	464,056	118,536	345,520	—
Government issued securities	610,326	570,368	39,958	—
Mutual funds
Equity funds	11,406	11,406	—	—
Fixed income funds	357	357	—	—
Mutual funds measured at net asset value	264,346
Common/Collective trusts measured at net asset value	2,626,832
Limited Partnerships measured at net asset value	137,077
Other financial instruments	308,610	—	308,610	—
Total at June 30, 2023	$5,455,294	$1,634,467	$792,572	$—

Cash and cash equivalents are valued at cost, which approximates fair value. The U.S. defined benefit plan uses a liability-hedging initiative that requires the plan to maintain a certain cash balance. At June 30, 2024, this required cash balance totaled approximately $51 million.
Equity securities are valued at the closing price reported on the active market on which the individual securities are traded. U.S. based companies include Parker stock with a fair value of $672 million and $519 million as of June 30, 2024 and 2023, respectively.
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
Limited Partnerships' interest in venture capital investments are measured at fair value based on net asset value as determined by the respective fund investment. A certain limited partnership investment is restricted to a maximum redemption of 20 percent of its account balance every six months upon a 90-day notification period. Limited Partnerships measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy and are presented in the tables above to permit reconciliation of the fair value hierarchy to total pension plan assets.
Other financial instruments primarily include insurance contracts within the Non-U.S. pension plans' asset portfolio, as well as derivative instruments associated with our liability hedging strategies. Insurance contracts are valued at the present value of future cash flows promised under the terms of the insurance contracts. Derivative instruments are valued based on the closing prices of contracts or market observable inputs. Other financial instruments also include net payables for securities purchased but not settled associated with the U.S. pension plan asset portfolio.
The primary investment objective of equity securities and equity funds, within both the mutual fund and common/collective trust asset class, is to obtain capital appreciation in an amount that at least equals various market-based benchmarks. The primary investment objective of fixed income securities and fixed income funds, within both the mutual fund and common/collective trust asset class, is to provide for a constant stream of income while preserving capital. The primary investment objective of limited partnerships is to achieve capital appreciation through an investment program focused on specialized investment strategies. The primary investment objective of the investments in the other financial instruments category is to provide a stable rate of return over a specified period of time and execute the liability hedging strategies.

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

	2024	2023	2022
Shares held by ESOP	3,422,781	3,779,985	4,125,214
Company matching contributions	$116,867	$104,237	$87,554
In addition to shares within the ESOP, as of June 30, 2024, employees have elected to invest in 1,081,148 shares of common stock within a company stock fund of the savings and investment 401(k) plan.

The Company has a retirement income account ("RIA") within our legacy savings and investment 401(k) plan. We make a cash contribution to the participant's RIA each year. Most participants receive a flat three percent annual contribution of eligible compensation, with some grandfathered participants receiving annual contributions calculated at a higher percent of eligible compensation. No participant receives less than the flat three percent contribution. Participants do not contribute to the RIA. The Company recognized $77 million, $63 million and $57 million in expense related to the RIA in 2024, 2023 and 2022, respectively.
In September 2022, we acquired several defined contribution plans relating to the Meggitt acquisition, which were comprised of similar company matching contributions and RIA features as our legacy plan. During 2023, we recorded additional company matching expense of $9 million and additional RIA type expense of $11 million for the acquired plans. These plans were merged into our legacy savings and investment 401(k) plan during 2024.
Other Postretirement Benefits - The Company provides postretirement medical and life insurance benefits to certain retirees and eligible dependents. Most plans are contributory, with retiree contributions adjusted annually. The plans are unfunded and pay stated percentages of covered medically necessary expenses incurred by retirees after subtracting payments by Medicare or other providers and after stated deductibles have been met. For most plans, the Company has established cost maximums to more effectively control future medical costs. We have reserved the right to change these benefit plans. During 2023, we acquired postretirement medical and life insurance plans in connection with the Acquisition.
The Company recognized $2 million, $2 million and $1 million in expense related to other postretirement benefits in 2024, 2023 and 2022, respectively. Components of net other postretirement benefit cost, other than service cost, are included in other (income) expense, net in the Consolidated Statement of Income.

	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$78,567	$48,876
Service cost	279	330
Interest cost	3,571	3,004
Acquisition	—	39,112
Actuarial gain	(3,952)	(4,403)
Benefits paid	(7,057)	(8,352)
Benefit obligation at end of year	$71,408	$78,567
Funded status	$(71,408)	$(78,567)

Amounts recognized on the Consolidated Balance Sheet[1]
Other accrued liabilities	$(7,173)	$(7,831)
Pensions and other postretirement benefits	(64,235)	(70,736)
Net amount recognized	$(71,408)	$(78,567)

Amounts recognized in Accumulated Other Comprehensive (Loss)[1]
Net actuarial gain	$(20,155)	$(17,952)
1The presentation of the amounts recognized on the Consolidated Balance Sheet and in accumulated other comprehensive (loss) is on a debit (credit) basis and is before the effect of income taxes.
As of the date of the Acquisition, the Meggitt plans were remeasured at fair value using accounting policies consistent with Parker plans.
The decrease in the benefit obligation in 2024 is due to higher discount rates, partially offset by a loss from updated medical rate trends. The increase in the benefit obligation in 2023 is due to the Acquisition.

The assumptions used to measure the net periodic benefit cost for postretirement benefit obligations are:

	2024	2023	2022
Discount rate	4.86%	4.26%	2.36%
Current medical cost trend rate (Pre-65 participants)	7.85%	6.73%	6.45%
Current medical cost trend rate (Post-65 participants)	8.18%	6.81%	6.72%
Ultimate medical cost trend rate	4.50%	4.50%	4.50%
Medical cost trend rate decreases to ultimate in year	2033	2031	2029
The discount rate assumption used to measure the benefit obligation was 5.23 percent and 4.86 percent in 2024 and 2023, respectively.
Estimated future benefit payments for other postretirement benefits are as follows:

2025	$7,173
2026	6,942
2027	6,740
2028	6,495
2029	6,223
2030 - 2034	27,418
Other - The Company has established nonqualified deferred compensation programs, which permit officers, directors and certain management employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred, company matching contributions and earnings on the deferrals. In addition, we maintain a defined contribution nonqualified supplemental executive pension plan in which the Company is the only contributor. During 2024, 2023 and 2022, we recorded expense (income) relating to these programs of $23 million, $20 million and $(21) million, respectively.
The Company has invested in corporate-owned life insurance policies to assist in meeting the obligations under these programs. The policies are held in a rabbi trust and are recorded as assets of the Company.
14.    Equity
Changes in accumulated other comprehensive (loss) in shareholders' equity by component:

	Foreign Currency Translation Adjustment and Other	Retirement Benefit Plans	Total
Balance June 30, 2022	$(1,149,071)	$(394,127)	$(1,543,198)
Other comprehensive income before reclassifications	187,027	53,172	240,199
Amounts reclassified from accumulated other comprehensive (loss)	—	10,127	10,127
Balance June 30, 2023	$(962,044)	$(330,828)	$(1,292,872)
Other comprehensive (loss) income before reclassifications	(167,953)	17,217	(150,736)
Amounts reclassified from accumulated other comprehensive (loss)	—	5,596	5,596
Balance June 30, 2024	$(1,129,997)	$(308,015)	$(1,438,012)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity during 2024:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(1,277)	Other (income) expense, net
Recognized actuarial loss	(6,245)	Other (income) expense, net
Total before tax	(7,522)
Tax benefit	1,926
Net of tax	$(5,596)
Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity during 2023:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(931)	Other (income) expense, net
Recognized actuarial loss	(15,573)	Other (income) expense, net
Divestiture activity	2,480	Other (income) expense, net
Total before tax	(14,024)
Tax benefit	3,897
Net of tax	$(10,127)
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
The number of common shares repurchased at the average purchase price follows:

	2024	2023	2022
Shares repurchased	438,229	663,599	1,281,818
Average price per share, including commissions	$456.38	$301.39	$296.71

15.    Stock Incentive Plans

The Company's 2023 Omnibus Stock Incentive Plan ("2023 SIP") provides for the granting of share-based incentive awards in the form of nonqualified stock options, stock appreciation rights ("SARs"), restricted stock units ("RSUs") and restricted and unrestricted stock to officers and key employees of the Company. The aggregate number of shares of common stock authorized for issuance under the 2023 SIP is 11.3 million. At June 30, 2024, 8.5 million common stock shares were available for future issuance. Effective as of October 25, 2023, no further awards may be granted under the Amended and Restated 2016 Omnibus Stock Incentive Plan.
We satisfy share-based incentive award obligations by issuing shares of common stock out of treasury, which have been repurchased pursuant to our share repurchase program described in Note 14, or through the issuance of previously unissued common stock.
SARs - Upon exercise, SARs entitle the participant to receive shares of common stock equal to the increase in value of the award between the grant date and the exercise date. SARs are exercisable from one to three years after the date of grant and expire no more than 10 years after grant.

The fair value of each SAR award granted in 2024, 2023 and 2022 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2024	2023	2022
Risk-free interest rate	4.4%	3.0%	0.8%
Expected life of award	5.5 years	5.6 years	5.6 years
Expected dividend yield of stock	1.8%	1.8%	1.9%
Expected volatility of stock	39.0%	37.1%	35.7%
Weighted-average fair value	$146.72	$97.70	$81.71
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
SAR activity during 2024 is as follows (aggregate intrinsic value in millions):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding June 30, 2023	3,873,429	$199.08
Granted	519,305	$406.18
Exercised	(877,243)	$162.31
Canceled	(20,708)	$355.27
Outstanding June 30, 2024	3,494,783	$238.15	5.96 years	$935.4
Exercisable June 30, 2024	2,444,988	$189.92	4.89 years	$772.3
A summary of the status and changes of shares subject to SAR awards and the related average price per share follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2023	1,136,093	$84.36
Granted	519,305	$146.66
Vested	(584,895)	$76.14
Canceled	(20,708)	$120.19
Nonvested June 30, 2024	1,049,795	$119.05

During 2024, 2023 and 2022, we recognized stock-based compensation expense of $65 million, $51 million and $37 million, respectively, relating to SAR awards. The Company derives a tax deduction measured by the excess of the market value over the grant price at the date stock-based awards are exercised. The related income tax benefit was credited to income tax expense.
At June 30, 2024, $26 million of expense with respect to nonvested SAR awards has yet to be recognized and will be amortized into expense over a weighted-average period of approximately 23 months. The total fair value of shares vested during 2024, 2023 and 2022 was $45 million, $34 million and $29 million, respectively.

Information related to SAR awards exercised during 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Net cash proceeds	$3,606	$3,476	$2,831
Intrinsic value	$269,535	$158,452	$97,002
Income tax benefit	$44,453	$26,854	$15,845
Number of shares surrendered	177,707	152,835	98,673

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
The fair value of each RSU award granted in 2024, 2023 and 2022 was based on the fair market value of our common stock on the date of grant. A summary of the status and changes of shares subject to RSU awards for employees and the related average price per share follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2023	205,521	$278.88
Granted	84,008	$403.27
Vested	(105,855)	$263.14
Canceled	(5,855)	$344.65
Nonvested June 30, 2024	177,819	$344.85
During 2024, 2023 and 2022, we recognized stock-based compensation expense of $30 million, $27 million and $26 million, respectively, relating to RSU awards for employees. At June 30, 2024, $19 million of expense with respect to nonvested RSU awards has yet to be recognized and will be amortized into expense over a weighted-average period of approximately 23 months. The total fair value of RSU awards vested during 2024, 2023 and 2022 was $28 million, $30 million and $26 million, respectively. We recognized an income tax benefit of $3 million, $2 million and $4 million relating to the issuance of common stock for RSU awards that vested during 2024, 2023 and 2022, respectively.
Additionally, we granted RSUs with a one-year vesting period to non-employee members of the Board of Directors. Recipients receive a dividend equivalent payable in common shares, equal to the cash dividend per share paid to common shareholders. A summary of the status and changes of shares subject to Board of Directors RSU awards and the related average price per share follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2023	6,225	$278.90
Granted	4,658	$367.97
Vested	(6,244)	$278.90
Nonvested June 30, 2024	4,639	$368.34

The fair value of each RSU award granted to the Board of Directors in 2024, 2023 and 2022 was based on the fair market value of our common stock on the date of grant. In 2024, 2023 and 2022, we recognized stock-based compensation expense of $1.7 million, $1.9 million and $1.8 million, respectively, relating to these awards. During 2024, 2023 and 2022, we recognized an income tax benefit (cost) of $0.1 million, $(0.02) million and $0.2 million, respectively, related to the vesting of Board of Directors RSU awards. At June 30, 2024, $0.4 million of expense with respect to nonvested RSU awards granted to the Board of Directors has yet to be recognized and will be amortized into expense over a weighted-average period of approximately three months.
LTIP - The Company's Long Term Incentive Plans ("LTIP") provide for the issuance of unrestricted stock to certain officers and key employees based on the attainment of certain goals relating to our revenue growth, earnings per share growth and return on invested capital during the three-year performance period.

Stock issued and surrendered for LTIP	2024	2023	2022
LTIP three-year plan	2021-22-23	2020-21-22	2019-20-21
Number of shares issued	122,837	204,175	251,783
Number of shares surrendered	64,340	102,120	124,007
Share value on date of issuance	$546.26	$311.65	$271.38
Total value of shares issued	$67,102	$63,631	$68,329
Under the Company's 2022-23-24 LTIP, a payout of unrestricted stock will be issued in April 2025.
The fair value of each LTIP award granted in 2024, 2023 and 2022 was based on the fair market value of our common stock on the date of grant. These nonvested LTIP awards entitle participants to earn a dividend equivalent unit, payable in common shares, equal to the cash dividend per share paid to common shareholders. These dividend equivalent units do not have dividend or voting rights and are subject to the same performance goals as the initial award granted. A summary of shares relating to the LTIP and the related average price per share follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2023	392,607	$292.32
Granted	149,988	$380.97
Vested	(187,177)	$249.97
Canceled	(7,841)	$329.54
Nonvested June 30, 2024	347,577	$350.75
During 2024, 2023 and 2022, we recorded stock-based compensation expense of $59 million, $63 million and $72 million, respectively, relating to the LTIP. During 2024, 2023 and 2022, we recognized an income tax benefit of $5 million, $4 million and $5 million, respectively, relating to the LTIP.
16.    Research and Development
Independent research and development costs amounted to $253 million in 2024, $258 million in 2023 and $191 million in 2022. Pre-production expense incurred in connection with development contracts amounted to $45 million in 2024, $73 million in 2023 and $74 million in 2022.
17.    Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities and other investments, accounts receivable and long-term investments, as well as obligations under accounts payable, trade, notes payable and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, accounts receivable, accounts payable, trade and notes payable approximate fair value. Marketable securities and other investments include deposits, which are recorded at cost.

The carrying value of long-term debt, which excludes the impact of net unamortized debt issuance costs, and estimated fair value of long-term debt at June 30 are as follows:

	2024	2023
Carrying value of long-term debt	$8,469,739	$10,845,359
Estimated fair value of long-term debt	7,884,556	10,221,563
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
The Company’s €700 million aggregate principal amount of Senior Notes due 2025 have been designated as a hedge of the Company’s net investment in certain foreign subsidiaries. The effect of translating the Senior Notes due 2025 into U.S. dollars is recorded in accumulated other comprehensive (loss) and remains there until the underlying net investment is sold or substantially liquidated.
In connection with the Acquisition, the Company entered into deal-contingent forward contracts during October 2021 to mitigate the risk of appreciation in the GBP-denominated purchase price. The deal-contingent forward contracts had an aggregate notional amount of £6.4 billion, and were settled in September 2022 in connection with the Acquisition. In June 2022, we amended the agreement to include a credit support annex ("CSA") obligating Parker to post $250 million of cash collateral. In July 2022, the Company received the $250 million cash collateral previously posted. Cash flows associated with the cash collateral are recorded in cash flow from investing activities on the Consolidated Statement of Cash Flows.
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported on the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	2024	2023
Net investment hedges
Cross-currency swap contracts	Investments and other assets	$16,325	$21,578
Cross-currency swap contracts	Other liabilities	208	—
Other derivative contracts
Forward exchange contracts	Non-trade and notes receivable	7,625	—
Forward exchange contracts	Other accrued liabilities	72	—

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
The forward exchange, costless collar, and deal-contingent forward contracts, as well as the cross-currency swap contracts acquired as part of the Acquisition, are adjusted to fair value by recording gains and losses through the other (income) expense, net caption in the Consolidated Statement of Income.
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

Gains (losses) on derivative financial instruments were recorded in the Consolidated Statement of Income as follows:

	2024	2023	2022
Deal-contingent forward contracts	$—	$(389,992)	$(1,015,426)
Forward exchange contracts	11,096	(7,259)	55,860
Costless collar contracts	—	11,528	(4,364)
Cross-currency swap contracts	—	(18,739)	—
Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) in the Consolidated Balance Sheet are as follows:

	2024	2023
Cross-currency swap contracts	$(4,122)	$451
Foreign currency denominated debt	10,455	(22,534)
During 2024, 2023, and 2022, the periodic interest settlements related to the cross-currency swaps were not material.
A summary of financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2024 and 2023 are as follows:

	June 30, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives	$23,950	$—	$23,950	$—
Liabilities:
Derivatives	280	—	280	—

	June 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives	$21,578	$—	$21,578	$—
Derivatives consist of forward exchange and cross-currency swap contracts, the fair values of which are calculated using market observable inputs including both spot and forward prices for the same underlying currencies. The calculation of fair value of the cross-currency swap contracts also utilizes a present value cash flow model.
The primary investment objective for all derivatives is to manage foreign currency transaction and translation risk.
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

As of June 30, 2024, we had an accrual of $85.9 million for environmental matters, which are probable and reasonably estimable. The accrual is recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities, the amount of our liability in proportion to other responsible parties, and outcomes of litigation.
Our estimated total liability for environmental matters ranges from a minimum of $85.9 million to a maximum of $259.5 million. The largest range for any one site is approximately $66.5 million. The actual costs we will incur are dependent on final determination of contamination and required remedial action, negotiations with governmental authorities with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies, effectiveness of remedial technologies employed, the ability of other responsible parties to pay, outcomes of litigation, and any insurance or other third-party recoveries.
19.    Business Segment Information
The Company operates in two reportable business segments: Diversified Industrial and Aerospace Systems. Both segments utilize eight core technologies, including hydraulics, pneumatics, electromechanical, filtration, fluid & gas handling, process control, engineered materials, and climate control, to drive superior customer problem solving and value creation.
The Diversified Industrial Segment is an aggregation of several business units that design, manufacture, and provide aftermarket support for highly engineered solutions that create value for customers primarily in aerospace and defense, in-plant and industrial equipment, transportation, off-highway, energy, and HVAC and refrigeration markets around the world. Diversified Industrial Segment products are marketed direct to OEMs and independent distributors through field sales employees. The Diversified Industrial North America businesses have manufacturing plants and distribution networks throughout the United States, Canada and Mexico and primarily service North America. The Diversified Industrial International businesses provide Parker products and services to 40 countries throughout Europe, Asia Pacific, Latin America, the Middle East and Africa.
The Aerospace Systems Segment designs, manufactures and provides aftermarket support for highly engineered airframe and engine solutions for both OEMs and end users. Our components and systems are utilized across commercial transport, defense fixed wing, business jets, regional transport, helicopter and energy applications. Aerospace Systems Segment products are marketed by field sales employees and are sold directly to manufacturers and end users.
The accounting policies of the business segments are the same as those described in the Significant Accounting Policies footnote. The business segment results are prepared on a basis that is consistent with the manner in which the Company’s management disaggregates financial information for internal review and decision-making.

	2024	2023	2022
Net Sales:
Diversified Industrial	$14,457,146	$14,705,693	$13,342,046
Aerospace Systems	5,472,460	4,359,501	2,519,562
	$19,929,606	$19,065,194	$15,861,608

Segment Operating Income:
Diversified Industrial	$3,176,384	$3,071,410	$2,693,303
Aerospace Systems	1,110,746	562,444	501,431
Total segment operating income	4,287,130	3,633,854	3,194,734
Corporate general and administrative expense	218,312	229,677	219,699
Income before interest expense and other (income) expense, net	4,068,818	3,404,177	2,975,035
Interest expense	506,495	573,894	255,252
Other (income) expense, net	(32,280)	150,619	1,105,557
Income before income taxes	$3,594,603	$2,679,664	$1,614,226

Assets:
Diversified Industrial	$16,173,560	$15,572,849	$15,838,512
Aerospace Systems(a)	12,016,287	13,661,086	3,020,606
Corporate	1,107,995	730,537	7,084,825
	$29,297,842	$29,964,472	$25,943,943

	2024	2023	2022
Property Additions:
Diversified Industrial	$303,494	$292,456	$197,675
Aerospace Systems	89,862	81,456	27,452
Corporate	6,756	6,835	4,917
	$400,112	$380,747	$230,044

Depreciation:
Diversified Industrial	$232,299	$204,632	$219,206
Aerospace Systems	107,795	104,286	29,576
Corporate	9,042	8,498	8,532
	$349,136	$317,416	$257,314

Amortization:
Diversified Industrial	$266,219	$267,779	$263,430
Aerospace Systems	311,776	232,934	51,020
	$577,995	$500,713	$314,450

By Geographic Area(b)
Net Sales:
North America	$13,512,303	$12,689,719	$10,216,292
International	6,417,303	6,375,475	5,645,316
	$19,929,606	$19,065,194	$15,861,608
Long-Lived Assets:
North America	$1,864,059	$1,828,457	$1,398,966
International	1,011,609	1,036,573	723,792
	$2,875,668	$2,865,030	$2,122,758

(a) Includes an investment in a joint venture in which ownership is 50 percent or less and in which the Company does not have     operating control (2024 - $218 million; 2023 - $216 million; 2022 - $211 million) and assets held for sale (2022 - $66 million).
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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

ITEM 9A. Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change to our internal control over financial reporting during the fourth quarter of 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report On Internal Control Over Financial Reporting
Our management, including the principal executive officer and the principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). We assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, we used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013).” We concluded that based on our assessment, the Company's internal control over financial reporting was effective as of June 30, 2024.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of June 30, 2024, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B. Other Information. None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2024.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections. Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance. Information required with respect to the Directors of the Company is set forth under the caption "Item I – Election of Directors" in the definitive Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders, to be held October 23, 2024 (the "2024 Proxy Statement"), and is incorporated herein by reference. Information with respect to the executive officers of the Company is included in Part I, Item 1 of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."
The information set forth under the caption "Insider Trading and Prohibited Transactions in Company Securities" in the 2024 Proxy Statement is incorporated herein by reference.
The Company has adopted a Global Code of Business Conduct that applies to its Chief Executive Officer, Chief Financial Officer and Controller. The Global Code of Business Conduct is posted on the Company’s investor relations internet website at investors.parker.com under the Governance page. Any amendment to, or waiver from, a provision of the Company’s Global Code of Business Conduct that applies to its Chief Executive Officer, Chief Financial Officer or Controller will also be posted at investors.parker.com under the Corporate Governance page.
The information set forth under the captions "Board Committees; Committee Charters - Audit Committee" and "Board and Committee Structure - Board Committees; Committee Charters" in the 2024 Proxy Statement is incorporated herein by reference.

ITEM 11. Executive Compensation. The information set forth under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Pay Versus Performance Disclosure" and "Compensation Tables" in the 2024 Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information set forth under the caption "Principal Shareholders" in the 2024 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information. The following table sets forth certain information regarding the Company's equity compensation plans as of June 30, 2024, unless otherwise indicated.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Equity compensation plans
Equity compensation plans approved by security holders	4,372,395(1)	$238.15	18,466,794(2)
Equity compensation plans not approved by security holders	—	—	—
Total	4,372,395	$238.15	18,466,794

(1)Includes the maximum future payouts of common stock that may be issued under the calendar year 2022-23-24, 2023-24-25 and 2024-25-26 long term incentive performance awards ("LTIP awards"). For these LTIP awards, payouts will be determined based on achieving an average return on average equity of four percent or an average free cash flow margin of four percent. If these performance measures are achieved, the participants will be eligible to receive the maximum payout of 200 percent. The Human Resources and Compensation Committee will then compare our performance to that of a group of our peers and, if appropriate, apply its discretion to reduce the final payouts based on any performance measures that the Committee determines to be appropriate.

(2)The maximum number of shares of our common stock that may be issued under the 2023 Omnibus Stock Incentive Plan is 11.3 million shares, of which approximately 8.5 million shares are available for future issuance. Effective as of October 25, 2023, no further awards may be granted under the Amended and Restated 2016 Omnibus Stock Incentive Plan. The maximum number of shares that may be issued under the Global Employee Stock Purchase Plan is 10 million shares, of which approximately 9.9 million shares are still available for future issuance.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence. The information set forth under the captions "Other Governance Matters - Review and Approval of Transactions with Related Persons" and "Item 1 - Election of Directors - Director Independence" in the 2024 Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services. The information set forth under the captions "Audit Fees and All Other Fees" and "Audit Committee Pre-Approval Policies and Procedures" in the 2024 Proxy Statement is incorporated herein by reference.

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

Material Contracts:

(10)(a)
Form of Parker-Hannifin Corporation Amended and Restated Change in Control Severance Agreement entered into by Registrant and its executive officers, incorporated by reference to Exhibit 10(a) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).**

(10)(b)
Form of Parker-Hannifin Corporation Change in Control Severance Agreement for Executive Officers elected after September 1, 2015 at or above Grade 29, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission File No. 1-4982).**

(10)(c)
Form of Parker-Hannifin Corporation Change in Control Severance Agreement for Executive Officers dated after September 1, 2015 below Grade 29, incorporated by reference to Exhibit 10(d) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2016(Commission File No. 1-4982).**

(10)(d)
Parker-Hannifin Corporation Amended and Restated Change in Control Severance Plan, incorporated by reference to Exhibit 10(b) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).**

(10)(e)
Form of Indemnification Agreement entered into by the Registrant and its directors and executive officers incorporated by reference to Exhibit 10(c) to Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2003 (Commission File No. 1-4982).**

(10)(f)
Description of the Parker-Hannifin Corporation Officer Life Insurance Plan, incorporated by reference to Exhibit 10(h) to Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 1-4982).**

(10)(g)
Parker-Hannifin Corporation Amended and Restated Supplemental Executive Retirement Benefits Program effective July 1, 2014, incorporated by reference to Exhibit 10(a) to Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2016 (Commission File No. 1-4982).**

(10)(h)
Parker-Hannifin Corporation Amended and Restated Defined Contribution Supplemental Executive Retirement Program, effective January 22, 2015, incorporated by reference to Exhibit 10(c) to Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2015(Commission File No. 1-4982).**

(10)(i)
Summary of the Parker-Hannifin Corporation Executive Disability Insurance Plan, incorporated by reference to Exhibit 10(j) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission File No. 1-4982).**

(10)(j)
Parker-Hannifin Corporation Amended and Restated 2003 Stock Incentive Plan, incorporated by reference to Exhibit 10(b) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).**

(10)(k)
Parker-Hannifin Corporation Amended and Restated 2009 Omnibus Stock Incentive Plan, incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the Commission on September 24, 2012 (Commission File No. 1-4982).**

(10)(l)
Parker-Hannifin Corporation 2016 Omnibus Stock Incentive Plan, incorporated by reference to Annex B to Registrant's Definitive Proxy Statement on Schedule 14A, filed with the SEC on September 26, 2016 (Commission File No. 1-4982).**

(10)(m)
Parker-Hannifin Corporation First Amendment to 2016 Omnibus Stock Incentive Plan, effective April 1, 2017, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2017 (Commission File No. 1-4982).**

(10)(n)
Parker-Hannifin Corporation Amended and Restated 2016 Omnibus Stock Incentive Plan, effective as of October 23, 2019, incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 8-K filed with the SEC on October 28, 2019 (Commission File No. 1-4982).**

(10)(o)
Parker-Hannifin Corporation 2015 Performance Bonus Plan, incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed with the Commission on September 28, 2015 (Commission File No. 1-4982).**

(10)(p)
Form of 2010 Notice of Stock Options with Tandem Stock Appreciation Rights for Executive Officers, incorporated by reference to Exhibit 10(d) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No. 1-4982).**

(10)(q)
Form of 2011 Parker-Hannifin Corporation Stock Appreciation Rights Award Agreement for executive officers, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed with the SEC on August 17, 2010 (Commission File No. 1-4982).**

(10)(r)
2011 Parker-Hannifin Corporation Stock Appreciation Rights Terms and Conditions for executive officers, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed with the SEC on August 17, 2010 (Commission File No. 1-4982).**

(10)(s)
Form of Parker-Hannifin Corporation Stock Appreciation Rights Award Agreement, for executive officers, incorporated by reference to Exhibit 10(a) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2011 (Commission File No. 1-4982).**

(10)(t)
Parker-Hannifin Corporation Stock Appreciation Rights Terms and Conditions for executive officers, incorporated by reference to Exhibit 10(b) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2011 (Commission File No. 1-4982).**

(10)(u)
Form of 2018 Parker-Hannifin Corporation Stock Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10(d) to Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2018 (Commission File No. 1-4982).**

(10)(v)
2018 Parker-Hannifin Corporation Stock Appreciation Rights Terms and Conditions, incorporated by reference to Exhibit 10(e) to Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2018 (Commission File No. 1-4982).**

(10)(w)
Parker-Hannifin Corporation Target Incentive Plan, incorporated by reference to Exhibit 10(d) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).**

(10)(x)
Parker-Hannifin Corporation Target Incentive Plan Subject to Performance Bonus Plan, incorporated by reference to Exhibit 10(e) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).**

(10)(y)
Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan, as amended and restated, effective January 20, 2016, incorporated by reference to Exhibit 10(aa) to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission file No. 1-4982).**

(10)(z)
Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan (as Amended and Restated), incorporated by reference to Exhibit 10(bb) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission file No. 1-4982).**

(10)(aa)
Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance Bonus Plan (as Amended and Restated), effective as of January 23, 2019, incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-Q for the quarterly period ended December 31, 2018 (Commission file No. 1-4982).**

(10)(bb)
Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan (as Amended and Restated), effective as of January 23, 2019, incorporated by reference to Exhibit 10(g) to the Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2018 (Commission File No. 1-4982).**

(10)(cc)
Form of Award Under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance Bonus Plan (as Amended and Restated) effective as of January 27, 2021, incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2021 (Commission File No. 1-4982).**

(10)(dd)
Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan, as Amended and Restated, effective as of January 27, 2022, incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2022 (Commission File No. 1-4982).**

(10)(ee)
Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance Bonus Plan, as Amended and Restated, effective as of January 27, 2022, incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2022 (Commission File No. 1-4982).**

(10)(ff)
Parker-Hannifin Corporation 2022 Performance Bonus Plan, effective as of July 1, 2021, incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2021 (Commission File No. 1-4982).**

(10)(gg)
Form of Parker-Hannifin Corporation Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2018 (Commission file No. 1-4982).**

(10)(hh)
Form of Parker-Hannifin Corporation Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2018 (Commission File No. 1-4982).**

(10)(ii)
Form of Parker-Hannifin Corporation Restricted Stock Unit Terms and Conditions for Awards Granted, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2018 (Commission File No. 1-4982).**

(10)(jj)
Form of 2018 Parker-Hannifin Corporation Restricted Stock Unit Award Agreement to Certain Executive Officers, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2018 (Commission File No. 1-4982).**

(10)(kk)
Parker-Hannifin Corporation 2018 Restricted Stock Unit Terms and Conditions for Certain Executive Officers, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2018 (Commission File No. 1-4982).**

(10)(ll)
Parker-Hannifin Corporation Profitable Growth Incentive Plan, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2014 (Commission File No. 1-4982).**

(10)(mm)
Form of Notice of RONA Bonus Award Under the Parker-Hannifin Corporation Performance Bonus Plan, incorporated by reference to Exhibit 10(h) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No. 1-4982).**

(10)(nn)
Parker-Hannifin Corporation RONA Plan Subject to Performance Bonus Plan, incorporated by reference to Exhibit 10(f) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).**

(10)(oo)
Parker-Hannifin Corporation Summary of RONA Bonus Awards in Lieu of Certain Executive Perquisites, incorporated by reference to Exhibit 10(h) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).**

(10)(pp)
Parker-Hannifin Corporation Savings Restoration Plan, restated as of September 1, 2004, incorporated by reference to Exhibit 10(t) to Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).**

(10)(qq)
Parker-Hannifin Corporation Amended and Restated Savings Restoration Plan, effective January 1, 2016, incorporated by reference to Exhibit 10(b) to Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2016 (Commission File No. 1-4982).**

(10)(rr)
Parker-Hannifin Corporation Amended and Restated Pension Restoration Plan, effective July 1, 2016, incorporated by reference to Exhibit 10(mm) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission File No. 1-4982).**

(10)(ss)
Parker-Hannifin Corporation Executive Deferral Plan, restated as of September 1, 2004, incorporated by reference to Exhibit 10(v) to Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).**

(10)(tt)
Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan, effective September 2, 2015, incorporated by reference to Exhibit 10(pp) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission File No. 1-4982).**

(10)(uu)
Amendment Two to the Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan (effective September 2, 2015), dated and effective October 14, 2019, incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 10-Q filed with the SEC on February 5, 2020 (Commission File No. 1-4982).**

(10)(vv)
Parker-Hannifin Corporation Global Employee Stock Purchase Plan, incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement filed with the SEC on September 22, 2014 (Commission File No. 1-4982).**

(10)(ww)
Parker-Hannifin Corporation Global Employee Stock Purchase Plan (As Amended and Restated August 7, 2023), incorporated by reference to Exhibit B to Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on September 22, 2023 (Commission File No. 1-4982).**

(10)(xx)	Parker-Hannifin Corporation Claw-back Policy, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed with the SEC on August 18, 2009 (Commission File No. 1-4982).**

(10)(yy)
Amended and Restated Deferred Compensation Plan for Directors of Parker-Hannifin Corporation, effective January 22, 2015, incorporated by reference to Exhibit 10(i) to Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2015 (Commission File No. 1-4982).**

(10)(zz)
Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 24, 2018, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2018 (Commission File No. 1-4982).**

(10)(aaa)
Term Loan Agreement, dated August 27, 2021, by and among Parker-Hannifin Corporation, Key Bank National Association, as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to Registrants Report on Form 8-K filed with the SEC on August 27, 2021 (Commission File No. 1-4982).**

(10)(bbb)
Amendment One to the Parker-Hannifin Corporation Amended and Restated Defined Contribution Supplemental Executive Retirement Program, effective August 1, 2022, incorporated by reference to Exhibit 10(a) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).**

(10)(ccc)
Amendment Three to the Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan, effective August 1, 2022, incorporated by reference to Exhibit 10(b) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).**

(10)(ddd)
Amendment One to the Parker-Hannifin Corporation Amended and Restated Savings Restoration Plan, effective August 1, 2022, incorporated by reference to Exhibit 10(c) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).**

(10)(eee)
Amendment One to the Amended and Restated Deferred Compensation Plan for Directors of Parker-Hannifin Corporation, effective August 1, 2022, incorporated by reference to Exhibit 10(d) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).**

(10)(fff)
Parker-Hannifin Corporation Annual Cash Incentive Plan, effective July 1, 2022, incorporated by reference to Exhibit 10(e) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).**

(10)(ggg)
Parker-Hannifin Corporation Deferred Compensation Plan, effective January 1, 2023, incorporated by reference to Exhibit 10(f) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).**

(10)(hhh)
Parker-Hannifin Corporation Deferred Compensation Plan Adoption Agreement, effective January 1, 2023, incorporated by reference to Exhibit 10(g) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).**

(10)(iii)
Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance Bonus Plan, as Amended and Restated, effective as of January 25, 2023, incorporated by reference to Exhibit 10(a) to Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2023 (Commission File No. 1-4982).**

(10)(jjj)
Form of Notice Award under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance Bonus Plan, as Amended and Restated, effective as of January 24, 2024, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2024 (Commission File No. 1-4982).**

(10)(kkk)
Parker-Hannifin Corporation 2023 Omnibus Stock Incentive Plan, incorporated by reference to Exhibit A to Registrant's Definitive Proxy Statement on Schedule 14A, filed with the SEC on September 22, 2023 (Commission File No. 1-4982).**

(19)	Insider Trading Policy*

(21)	List of Subsidiaries of Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)	Power of Attorney.*

(31)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(31)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

(97)	Parker-Hannifin Corporation Clawback Policy*

101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*    Submitted electronically herewith.
**     Management contracts and compensatory plans or arrangements required to be filed as an exhibit hereto.
Attached as Exhibit 101 to this Annual Report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended June 30, 2024, 2023 and 2022, (ii) Consolidated Statement of Comprehensive Income for the years ended June 30, 2024, 2023 and 2022, (iii) Consolidated

Balance Sheet at June 30, 2024 and 2023, (iv) Consolidated Statement of Cash Flows for the years ended June 30, 2024, 2023 and 2022, (v) Consolidated Statement of Equity for the years ended June 30, 2024, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.
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
ITEM 16. Form 10-K Summary. Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKER-HANNIFIN CORPORATION

By:	/s/ Todd M. Leombruno
Todd M. Leombruno
Executive Vice President and Chief Financial Officer

August 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Signature and Title
JENNIFER A. PARMENTIER, Chairman and Chief Executive Officer; ANGELA R. IVES, Principal Accounting Officer; JILLIAN C. EVANKO, Director; DENISE RUSSELL FLEMING, Director; LANCE M. FRITZ, Director; LINDA A. HARTY, Director; KEVIN A. LOBO, Director; E. JEAN SAVAGE, Director; JOSEPH SCAMINACE, Director; ÅKE SVENSSON, Director; LAURA K. THOMPSON, Director; JAMES R. VERRIER, Director; and JAMES L. WAINSCOTT, Director.
Date: August 22, 2024

/s/ Todd M. Leombruno
Todd M. Leombruno, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Attorney-in-Fact for the officers and directors signing in the capacities indicated)

PARKER-HANNIFIN CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2022, 2023 AND 2024
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other (Deductions)/ Additions (A)	Balance at End of Period
Allowance for credit losses:
Year ended June 30, 2022	$12,078	$1,719	$(3,855)	$9,942
Year ended June 30, 2023	$9,942	$7,379	$15,129	$32,450
Year ended June 30, 2024	$32,450	$5,405	$(17,342)	$20,513
Deferred tax asset valuation allowance:
Year ended June 30, 2022	$865,764	$36,111	$—	$901,875
Year ended June 30, 2023	$901,875	$163,178	$13,301	$1,078,354
Year ended June 30, 2024	$1,078,354	$(10,154)	$1,310	$1,069,510

(A)For allowance for credit losses, net balance is comprised of deductions due to divestitures or uncollectible accounts charged off, additions due to acquisitions or recoveries, and currency translation adjustments. For deferred tax asset valuation allowance, the balance primarily represents adjustments due to acquisitions.