Form 10-Q
period 2024-09-30
PARKER HANNIFIN CORP
filed 2024-11-05
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes  ☐    No  ☒
Number of Common Shares outstanding at September 30, 2024: 128,720,433

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2024	2023
Net sales	$4,903,984	$4,847,488
Cost of sales	3,097,719	3,097,349
Selling, general and administrative expenses	848,789	873,691
Interest expense	113,091	134,468
Other income, net	(30,801)	(78,455)
Income before income taxes	875,186	820,435
Income taxes	176,658	169,363
Net income	698,528	651,072
Less: Noncontrolling interest in subsidiaries' earnings	108	245
Net income attributable to common shareholders	$698,420	$650,827

Earnings per share attributable to common shareholders:
Basic	$5.43	$5.07
Diluted	$5.34	$4.99

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2024	2023
Net income	$698,528	$651,072
Less: Noncontrolling interests in subsidiaries' earnings	108	245
Net income attributable to common shareholders	698,420	650,827

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	344,546	(222,532)
Retirement benefits plan activity	3,451	818
Other comprehensive income (loss)	347,997	(221,714)
Less: Other comprehensive income for noncontrolling interests	420	361
Other comprehensive income (loss) attributable to common shareholders	347,577	(222,075)
Total comprehensive income attributable to common shareholders	$1,045,997	$428,752

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(Unaudited)

	September 30, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$371,068	$422,027
Trade accounts receivable, net	2,712,656	2,865,546
Non-trade and notes receivable	317,381	331,429
Inventories	2,872,250	2,786,800
Prepaid expenses	249,148	252,618
Other current assets	511,198	140,204
Total current assets	7,033,701	6,798,624
Property, plant and equipment	7,111,027	7,074,574
Less: Accumulated depreciation	4,271,485	4,198,906
Property, plant and equipment, net	2,839,542	2,875,668
Deferred income taxes	91,882	92,704
Investments and other assets	1,263,190	1,207,232
Intangible assets, net	7,747,233	7,816,181
Goodwill	10,625,287	10,507,433
Total assets	$29,600,835	$29,297,842
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$3,515,613	$3,403,065
Accounts payable, trade	1,953,477	1,991,639
Accrued payrolls and other compensation	407,106	581,251
Accrued domestic and foreign taxes	457,761	354,659
Other accrued liabilities	1,004,073	982,695
Total current liabilities	7,338,030	7,313,309
Long-term debt	6,673,303	7,157,034
Pensions and other postretirement benefits	427,702	437,490
Deferred income taxes	1,544,503	1,583,923
Other liabilities	715,948	725,193
Total liabilities	16,699,486	17,216,949
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at September 30 and June 30	90,523	90,523
Additional paid-in capital	275,019	264,508
Retained earnings	19,593,082	19,104,599
Accumulated other comprehensive (loss)	(1,090,435)	(1,438,012)
Treasury shares, at cost; 52,325,695 shares at September 30 and 52,442,162 shares at June 30	(5,976,289)	(5,949,646)
Total shareholders’ equity	12,891,900	12,071,972
Noncontrolling interests	9,449	8,921
Total equity	12,901,349	12,080,893
Total liabilities and equity	$29,600,835	$29,297,842
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$698,528	$651,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88,925	84,867
Amortization	140,121	155,520
Stock incentive plan compensation	75,842	77,894
Deferred income taxes	(27,255)	(56,027)
Foreign currency transaction loss (gain)	36,670	(2,011)
(Gain) loss on property, plant and equipment and intangible assets	(8,422)	1,333
Gain on sale of businesses	(313)	(13,260)
Other, net	3,894	5,542
Changes in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable, net	137,555	63,947
Inventories	(135,649)	(137,995)
Prepaid expenses	3,975	5,501
Other current assets	(12,985)	11,414
Other assets	(51,009)	(38,589)
Accounts payable, trade	(42,336)	4,768
Accrued payrolls and other compensation	(172,048)	(220,336)
Accrued domestic and foreign taxes	92,558	136,916
Other accrued liabilities	(46,384)	51,443
Pensions and other postretirement benefits	(8,064)	(53,086)
Other liabilities	(29,628)	(78,954)
Net cash provided by operating activities	743,975	649,959
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(95,302)	(97,746)
Proceeds from sale of property, plant and equipment	13,271	710
Proceeds from sale of businesses	884	36,691
Other, net	(5,461)	4,351
Net cash used in investing activities	(86,608)	(55,994)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,697	1,182
Payments for common shares	(93,786)	(79,330)
Acquisition of noncontrolling interests	—	(2,883)
Payments for notes payable, net	(367,434)	(169,785)
Payments for long-term borrowings	(41,495)	(176,626)
Dividends paid	(209,937)	(190,420)
Net cash used in financing activities	(710,955)	(617,862)
Effect of exchange rate changes on cash	2,629	(2,359)
Net decrease in cash and cash equivalents	(50,959)	(26,256)
Cash and cash equivalents at beginning of year	422,027	475,182
Cash and cash equivalents at end of period	$371,068	$448,926

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts or as otherwise noted)

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2024, the results of operations for the three months ended September 30, 2024 and 2023 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2024 Annual Report on Form 10-K.
Subsequent Events
The Company has evaluated subsequent events that occurred through the date these financial statements were issued. On November 1, 2024, Parker completed two divestitures. The composites and fuel containment ("CFC") business, which was acquired in the acquisition of Meggitt plc ("Meggitt"), was sold for proceeds of $560 million. Refer to Note 4 for further discussion. Additionally, we divested a non-core filtration business within the North America businesses of the Diversified Industrial Segment for proceeds of $66 million.
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
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We plan to adopt the standard beginning with our fiscal 2025 Form 10-K. We expect this ASU to result in expanded disclosure of segment financial information with no impact on our financial position and results of operations.
In September 2022, the FASB issued ASU 2022-04, "Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations," which requires a buyer in a supplier finance program to disclose information about the program’s nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs, including the outstanding amount under the program, the balance sheet presentation of the outstanding amount, and a rollforward of the obligations in the program. This ASU should be adopted retrospectively for each balance sheet period presented; however, the rollforward information should be provided prospectively. The Company adopted the guidance on July 1, 2023, except for the annual rollforward requirement, which was adopted on July 1, 2024, and will be presented in the Company's Annual Report on Form 10-K for fiscal 2025. The adoption did not have a material impact on the Company's condensed consolidated financial statements. Refer to Note 10 for further discussion.

3. Revenue recognition
Revenue is derived primarily from the sale of products in the aerospace and defense, in-plant and industrial equipment, transportation, off-highway, energy, and HVAC and refrigeration markets. A majority of the Company’s revenues are recognized at a point in time. However, a portion of the Company’s revenues are recognized over time.
Diversified Industrial Segment revenues by technology platform:

	Three Months Ended
	September 30,
	2024	2023
Motion Systems	$848,549	$942,314
Flow and Process Control	1,125,634	1,181,461
Filtration and Engineered Materials	1,481,975	1,494,753
Total	$3,456,158	$3,618,528
Aerospace Systems Segment revenues by market segment:

	Three Months Ended
	September 30,
	2024	2023
Commercial original equipment manufacturer ("OEM")	$433,235	$418,616
Commercial aftermarket	520,829	391,206
Defense OEM	262,291	263,065
Defense aftermarket	231,471	156,073
Total	$1,447,826	$1,228,960

Total Company revenues by geographic region based on the Company's selling operation's location:

	Three Months Ended
	September 30,
	2024	2023
North America	$3,333,660	$3,293,091
Europe	934,580	941,715
Asia Pacific	579,911	554,405
Latin America	55,833	58,277
Total	$4,903,984	$4,847,488
The majority of revenues from the Aerospace Systems Segment are generated from sales within North America.
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

Total contract assets and contract liabilities are as follows:

	September 30, 2024	June 30, 2024
Contract assets, current (included within Other current assets)	$150,052	$136,814
Contract assets, noncurrent (included within Investments and other assets)	19,353	21,063
Total contract assets	169,405	157,877
Contract liabilities, current (included within Other accrued liabilities)	(179,333)	(183,868)
Contract liabilities, noncurrent (included within Other liabilities)	(89,633)	(77,957)
Total contract liabilities	(268,966)	(261,825)
Net contract liabilities	$(99,561)	$(103,948)
Net contract liabilities at September 30, 2024 decreased from the June 30, 2024 amount primarily due to timing differences between when revenue was recognized and the receipt of advance payments. During the three months ended September 30, 2024, approximately $81 million of revenue was recognized that was included in the contract liabilities at June 30, 2024.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at September 30, 2024 was $11.0 billion, of which approximately 73 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.
4. Divestitures
On July 28, 2024, the Company signed an agreement to divest its CFC business from within the North America businesses of the Diversified Industrial Segment. This divestiture closed on November 1, 2024. As of September 30, 2024, the aggregate carrying amount of the assets and liabilities held for sale was $356 million and $65 million, respectively.
Assets held for sale are recorded within other current assets in the Consolidated Balance Sheet. These assets primarily consist of $85 million of inventory, $76 million of property, plant and equipment, net, $67 million of goodwill and $65 million of trade accounts receivable, net.
Liabilities held for sale are recorded within other accrued liabilities in the Consolidated Balance Sheet. These liabilities primarily include $21 million of account payable, trade, $12 million of other accrued liabilities, $11 million of deferred income taxes and $11 million of other liabilities.
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
5. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended September 30, 2024 and 2023.

	Three Months Ended
	September 30,
	2024	2023
Numerator:
Net income attributable to common shareholders	$698,420	$650,827
Denominator:
Basic - weighted average common shares	128,663,088	128,472,550
Increase in weighted average common shares from dilutive effect of equity-based awards	2,017,154	1,890,891
Diluted - weighted average common shares, assuming exercise of equity-based awards	130,680,242	130,363,441

Basic earnings per share	$5.43	$5.07
Diluted earnings per share	$5.34	$4.99

For the three months ended September 30, 2024 and 2023, 181,051 and 172,255 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
6. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. There is no expiration date for this program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. During the three months ended September 30, 2024, we repurchased 88,821 shares at an average price, including commissions, of $562.92 per share.
7. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. We evaluate the collectibility of our receivables based on historical experience and current and forecasted economic conditions based on management's judgment. Additionally, receivables are written off to bad debt when management makes a final determination of uncollectibility. Allowance for credit losses was $14 million and $21 million at September 30, 2024 and June 30, 2024, respectively.
8. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2024	June 30, 2024
Notes receivable	$89,709	$93,114
Accounts receivable, other	227,672	238,315
Total	$317,381	$331,429

9. Inventories
The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2024	June 30, 2024
Finished products	$796,446	$777,775
Work in process	1,494,512	1,421,104
Raw materials	581,292	587,921
Total	$2,872,250	$2,786,800

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
Amounts due to our suppliers that elected to participate in the SCF programs are included in accounts payable, trade on the Consolidated Balance Sheet and payments made under the SCF programs are included within operating activities on the Consolidated Statement of Cash Flows. Accounts payable, trade included approximately $125 million and $116 million payable to suppliers who have elected to participate in the SCF programs as of September 30, 2024 and June 30, 2024, respectively. The amounts settled through the SCF programs and paid to the participating financial intermediaries totaled $107 million and $72 million during the first three months of fiscal 2025 and 2024, respectively.

11. Business realignment and acquisition integration charges
We incurred business realignment and acquisition integration charges in the first three months of fiscal 2025 and 2024, which included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. In both fiscal 2025 and 2024, a majority of the business realignment charges were incurred in Europe. We believe the realignment actions will positively impact future results of operations, but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges by business segment are as follows:

	Three Months Ended
	September 30,
	2024	2023
Diversified Industrial	$8,900	$12,639
Aerospace Systems	8	453
Other expense, net	598	—
Reductions to our workforce made in connection with such business realignment charges by business segment are as follows:

	Three Months Ended
	September 30,
	2024	2023
Diversified Industrial	327	325
Aerospace Systems	—	2
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended
	September 30,
	2024	2023
Cost of sales	$5,440	$6,984
Selling, general and administrative expenses	3,468	6,108
Other income, net	598	—
During the first three months of fiscal 2025, approximately $9 million in payments were made relating to business realignment charges. Remaining payments related to business realignment actions of approximately $15 million, a majority of which are expected to be paid by March 31, 2025, are primarily reflected within the accrued payrolls and other compensation and other accrued liabilities captions in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment actions described above, the timing and amount of which are not known at this time.
We also incurred the following acquisition integration charges:

	Three Months Ended
	September 30,
	2024	2023
Diversified Industrial	$778	$1,139
Aerospace Systems	5,633	5,267
Charges incurred in fiscal 2025 and 2024 relate to the acquisition of Meggitt. In both fiscal 2025 and 2024, these charges were primarily included in selling, general and administrative expenses ("SG&A") within the Consolidated Statement of Income.

12. Equity

Changes in equity for the three months ended September 30, 2024 and 2023 are as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2024	$90,523	$264,508	$19,104,599	$(1,438,012)	$(5,949,646)	$8,921	$12,080,893
Net income			698,420			108	698,528
Other comprehensive income				347,577		420	347,997
Dividends paid ($1.63 per share)			(209,937)				(209,937)
Stock incentive plan activity		10,511			23,357		33,868
Shares purchased at cost					(50,000)		(50,000)
Balance at September 30, 2024	$90,523	$275,019	$19,593,082	$(1,090,435)	$(5,976,289)	$9,449	$12,901,349

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2023	$90,523	$305,522	$17,041,502	$(1,292,872)	$(5,817,787)	$11,391	$10,338,279
Net income			650,827			245	651,072
Other comprehensive (loss) income				(222,075)		361	(221,714)
Dividends paid ($1.48 per share)			(190,420)				(190,420)
Stock incentive plan activity		31,225			18,522		49,747
Acquisition activity		415				(2,429)	(2,014)
Shares purchased at cost					(50,000)		(50,000)
Balance at September 30, 2023	$90,523	$337,162	$17,501,909	$(1,514,947)	$(5,849,265)	$9,568	$10,574,950

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the three months ended September 30, 2024 and 2023 are as follows:

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2024	$(1,129,997)	$(308,015)	$(1,438,012)
Other comprehensive income before reclassifications	344,126	—	344,126
Amounts reclassified from accumulated other comprehensive (loss)	—	3,451	3,451
Balance at September 30, 2024	$(785,871)	$(304,564)	$(1,090,435)

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2023	$(962,044)	$(330,828)	$(1,292,872)
Other comprehensive (loss) before reclassifications	(222,893)	—	(222,893)
Amounts reclassified from accumulated other comprehensive (loss)	—	818	818
Balance at September 30, 2023	$(1,184,937)	$(330,010)	$(1,514,947)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the three months ended September 30, 2024 and 2023 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2024
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(827)	Other income, net
Recognized actuarial loss	(3,804)	Other income, net
Total before tax	(4,631)
Tax benefit	1,180
Net of tax	$(3,451)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)	Consolidated Statement of Income Classification
	Three Months Ended
	September 30, 2023
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(302)	Other income, net
Recognized actuarial loss	(792)	Other income, net
Total before tax	(1,094)
Tax benefit	276
Net of tax	$(818)

13. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the three months ended September 30, 2024 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2024	$7,607,429	$2,900,004	$10,507,433
Goodwill reclassified to held for sale	(66,504)	—	(66,504)
Foreign currency translation	147,908	36,450	184,358
Balance at September 30, 2024	$7,688,833	$2,936,454	$10,625,287
Goodwill reclassified to held for sale relates to the CFC business. Refer to Note 4 for further discussion.
Intangible assets are amortized using the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2024		June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$2,119,691	$479,655	$2,116,999	$451,908
Trade names	1,036,737	459,978	1,041,633	441,382
Customer relationships and other	8,162,707	2,632,269	8,044,208	2,493,369
Total	$11,319,135	$3,571,902	$11,202,840	$3,386,659
Total intangible asset amortization expense for the three months ended September 30, 2024 and 2023 was $140 million and $156 million, respectively. The estimated amortization expense for the five years ending June 30, 2025 through 2029 is $550 million, $550 million, $547 million, $540 million and $511 million, respectively.

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred during the three months ended September 30, 2024 and 2023.
14. Retirement benefits
Net pension (benefit) expense recognized included the following components:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Service cost	$6,973	$7,904	$5,641	$5,623
Interest cost	46,013	47,026	19,202	19,855
Expected return on plan assets	(61,243)	(64,382)	(21,929)	(23,866)
Amortization of prior service cost	763	211	64	91
Amortization of net actuarial loss (gain)	2,577	(404)	1,672	1,586
Net pension (benefit) expense	$(4,917)	$(9,645)	$4,650	$3,289
We recognized $0.5 million and $0.6 million in expense related to other postretirement benefits during the three months ended September 30, 2024 and 2023, respectively. Components of retirement benefits expense, other than service cost, are included in other income, net in the Consolidated Statement of Income.
15. Debt
Our debt portfolio includes a term loan facility (the “Term Loan Facility”). Interest rates reset every one, three or six months at the discretion of the Company. At September 30, 2024, the Term Loan Facility had an interest rate of Secured Overnight Financing Rate plus 122.5 bps. Additionally, the provisions of the Term Loan Facility allow for prepayments at the Company's discretion. During the three months ended September 30, 2024, we made principal payments totaling $40 million related to the Term Loan Facility. Refer to the Company’s 2024 Annual Report on Form 10-K for further discussion.
Commercial paper notes outstanding at September 30, 2024 and June 30, 2024 were $1.8 billion and $2.1 billion, respectively.
Based on the Company’s rating level at September 30, 2024, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At September 30, 2024, our debt to debt-shareholders' equity ratio was 0.44 to 1.0. We are in compliance, and expect to remain in compliance, with all covenants set forth in the credit agreement and indentures governing certain debt securities.
16. Income taxes
In December 2021, the Organization for Economic Cooperation and Development (OECD) published a framework, known as Pillar Two, defining a global minimum tax of 15 percent on large corporations. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Several countries have proposed or enacted legislation to implement core elements of the Pillar Two proposal effective for years beginning after December 31, 2023, which for us is fiscal year 2025. Pillar Two does not currently have a significant impact on our consolidated financial statements. Future legislation and guidance may result in a change to our assessment.
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of September 30, 2024, we had gross unrecognized tax benefits of $99 million, all of which, if recognized, would impact the effective tax rate. The accrued interest and accrued penalties related to the gross unrecognized tax benefits, excluded from the amount above, is $26 million and $2 million, respectively. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $40 million as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.
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

17. Financial instruments
Our financial instruments consist primarily of cash and cash equivalents, accounts receivable and long-term investments, as well as obligations under accounts payable, trade, notes payable and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, accounts receivable, accounts payable, trade and notes payable approximate fair value.
The carrying value of long-term debt, which excludes the impact of net unamortized debt issuance costs, and estimated fair value of long-term debt are as follows:

	September 30, 2024	June 30, 2024
Carrying value of long-term debt	$8,463,238	$8,469,739
Estimated fair value of long-term debt	8,205,622	7,884,556
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
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	September 30, 2024	June 30, 2024
Net investment hedges
Cross-currency swap contracts	Investments and other assets	$7,049	$16,325
Cross-currency swap contracts	Other liabilities	2,089	208
Other derivative contracts
Forward exchange contracts	Non-trade and notes receivable	66	7,625
Forward exchange contracts	Other accrued liabilities	6,065	72
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
The forward exchange contracts are adjusted to fair value by recording gains and losses in other income, net in the Consolidated Statement of Income.
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

Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income are as follows:

	Three Months Ended
	September 30,
	2024	2023
Forward exchange contracts	$(12,890)	$436

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) on the Consolidated Balance Sheet are as follows:

	Three Months Ended
	September 30,
	2024	2023
Cross-currency swap contracts	$(9,761)	$2,583
Foreign currency denominated debt	(22,303)	17,879

During the three months ended September 30, 2024 and 2023, the periodic interest settlements related to the cross-currency swap contracts were not material.

A summary of financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2024 and June 30, 2024 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$7,115	$—	$7,115	$—
Liabilities:
Derivatives	8,154	—	8,154	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$23,950	$—	$23,950	$—
Liabilities:
Derivatives	280	—	280	—
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
Diversified Industrial - This segment is an aggregation of several business units that design, manufacture, and provide aftermarket support for highly engineered solutions that create value for customers primarily in aerospace and defense, in-plant and industrial equipment, transportation, off-highway, energy, and HVAC and refrigeration markets around the world. Diversified Industrial Segment products are marketed direct to OEMs and independent distributors through field sales employees.

Aerospace Systems - This segment designs, manufactures, and provides aftermarket support for highly engineered airframe and engine solutions for both OEMs and end users. Our components and systems are utilized across commercial transport, defense fixed wing, business jets, regional transport, helicopter and energy applications. Aerospace Systems Segment products are marketed by field sales employees and are sold directly to manufacturers and end users.

	Three Months Ended
	September 30,
	2024	2023
Net sales
Diversified Industrial	$3,456,158	$3,618,528
Aerospace Systems	1,447,826	1,228,960
Total net sales	$4,903,984	$4,847,488
Segment operating income
Diversified Industrial	$783,546	$806,754
Aerospace Systems	322,986	226,260
Total segment operating income	1,106,532	1,033,014
Corporate general and administrative expenses	48,794	55,656
Income before interest expense and other expense, net	1,057,738	977,358
Interest expense	113,091	134,468
Other expense, net	69,461	22,455
Income before income taxes	$875,186	$820,435

19. Other income, net
The table below includes the components of other income, net in the Consolidated Statement of Income:

	Three Months Ended
	September 30,
Expense (income)	2024	2023
Foreign currency transaction (gain) loss	$36,670	$(2,011)
Income related to equity method investments	(38,117)	(38,111)
Non-service components of retirement benefit cost	(12,212)	(18,486)
Gain on disposal of assets and divestitures	(8,735)	(11,926)
Interest income	(2,817)	(3,660)
Other items, net	(5,590)	(4,261)
	$(30,801)	$(78,455)
Equity method investments consist of investments in joint-venture companies in which ownership is 50 percent or less and in which the Company does not have operating control. During the three months ended September 30, 2024 and 2023, we received cash dividends from equity method investments of $32 million and $40 million, respectively. Sales to and services performed for equity method investments totaled $20 million and $16 million during the three months ended September 30, 2024 and 2023, respectively.
For further discussion of gain on disposal of assets and divestitures and non-service components of retirement benefit cost refer to Notes 4 and 14, respectively.

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024
AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2023

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

We believe many opportunities for profitable growth are available. The Company intends to focus primarily on business opportunities in the areas of aerospace and defense, in-plant and industrial equipment, transportation, off-highway, energy, and HVAC and refrigeration. We believe we can meet our strategic objectives by:

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
•enabling a sustainable future by providing innovative technology solutions that offer a positive global environmental impact and operating responsibly by reducing our energy use and emissions;
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
The discussion below is structured to separately discuss the Consolidated Statement of Income, Business Segments, and Liquidity and Capital Resources. As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries. Dollars are presented in millions (except per share amounts or as otherwise noted) and computed based on the amounts in thousands; therefore, totals may not sum due to rounding.
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	September 30,
(dollars in millions)	2024	2023
Net sales	$4,904	$4,847
Gross profit margin	36.8%	36.1%
Selling, general and administrative expenses	$849	$874
Selling, general and administrative expenses, as a percent of sales	17.3%	18.0%
Interest expense	$113	$134
Other income, net	$(31)	$(78)
Effective tax rate	20.2%	20.6%
Net income	$699	$651
Net income, as a percent of sales	14.2%	13.4%
Net sales increased in the current-year quarter due to higher sales in the Aerospace Systems Segment, partially offset by lower sales in the Diversified Industrial Segment. The effect of currency exchange rate changes decreased net sales during the current-year quarter by approximately $3 million. The change was driven by a decrease of approximately $9 million in the Diversified Industrial Segment, partially offset by an increase of approximately $7 million within the Aerospace Systems Segment. The impact of divestiture activity decreased net sales by approximately $7 million during the current-year quarter.
Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased in the current-year quarter due to higher margins in both segments primarily resulting from price increases and favorable product mix, partially offset by decreased volume.
Cost of sales also included business realignment and acquisition integration charges of $6 million and $8 million for the current and prior-year quarter, respectively.
Selling, general and administrative expenses ("SG&A") decreased in the current-year quarter primarily due to lower intangible asset amortization, stock-based compensation expense and research and development expense.
SG&A also included business realignment and acquisition integration charges of $10 million and $11 million for the current and prior-year quarter, respectively.
Interest expense decreased during the current-year quarter primarily due to lower average debt outstanding.

Other income, net included the following:

	Three Months Ended
	September 30,
(dollars in millions)	2024	2023
Expense (income)
Foreign currency transaction (gain) loss	$37	$(2)
Income related to equity method investments	(38)	(38)
Non-service components of retirement benefit cost	(12)	(18)
Gain on disposal of assets and divestitures	(9)	(12)
Interest income	(3)	(4)
Other items, net	(6)	(4)
	$(31)	$(78)
Foreign currency transaction (gain) loss primarily relates to the impact of exchange rates on cash, forward contracts and intercompany transactions.

Effective tax rate for the current-year quarter was lower than the U.S. Federal statutory rate of 21 percent due to tax benefits from share-based compensation and foreign-derived intangible income, which were partially offset by U.S. state and local taxes and taxes on international activities.

The effective tax rate for the comparable prior-year period was lower than the U.S. Federal statutory rate of 21 percent due to tax benefits from share-based compensation and foreign-derived intangible income, which were partially offset by taxes on international activities.

The fiscal 2025 effective tax rate is expected to be approximately 22.5 percent.
BUSINESS SEGMENT INFORMATION
The Business Segment information presents sales and operating income on a basis that is consistent with the manner in which the Company's various businesses are managed for internal review and decision-making.
Diversified Industrial Segment

	Three Months Ended
	September 30,
(dollars in millions)	2024	2023
Net sales
North America businesses	$2,100	$2,230
International businesses	1,356	1,389
Diversified Industrial Segment	3,456	3,619
Operating income
North America businesses	485	506
International businesses	299	301
Diversified Industrial Segment	$784	$807
Operating margin
North America businesses	23.1%	22.7%
International businesses	22.1%	21.7%
Diversified Industrial Segment	22.7%	22.3%
Backlog	$4,197	$4,538

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period versus the comparable prior-year period:

Period Ending September 30, 2024
Three Months
North America businesses – as reported	(5.8)%
Divestitures	(0.3)%
Currency	(0.5)%
North America businesses – without divestitures and currency[1]	(5.0)%

International businesses– as reported	(2.4)%
Currency	—%
International businesses – without currency[1]	(2.4)%

Diversified Industrial Segment – as reported	(4.5)%
Divestitures	(0.2)%
Currency	(0.3)%
Diversified Industrial Segment – without divestitures and currency[1]	(4.0)%
1This table reconciles the percentage changes in net sales of the Diversified Industrial Segment reported in accordance with accounting principles generally accepted in the United States of America ("GAAP") to percentage changes in net sales adjusted to remove the effects of divestitures for 12 months after their completion as well as changes in currency exchange rates (a non-GAAP measure). The effects of divestitures and changes in currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.
Net Sales
Diversified Industrial Segment sales in the current-year quarter decreased $162 million from the prior-year quarter. The effect of changes in currency exchange rates decreased sales by approximately $9 million. The impact of divestiture activity decreased sales by approximately $7 million. Excluding the effects of the changes in currency exchange rates and divestiture activity, sales decreased $146 million from prior-year levels.
North America businesses - Sales decreased $130 million during the current-year quarter. The effect of changes in currency exchange rates decreased sales by approximately $10 million in the current-year quarter. The effects of divestiture activity decreased sales by approximately $7 million in the current-year quarter. Excluding the effects of changes in currency exchange rates and divestiture activity, sales in the North America businesses decreased $112 million in the current-year quarter primarily due to lower demand from end users in the energy, in-plant and industrial equipment, off-highway and transportation markets, partially offset by an increase in end-user demand in the aerospace and defense and HVAC and refrigeration markets.
International businesses - Sales decreased $33 million from the prior-year quarter. The effect of changes in currency exchange rates increased sales by approximately $1 million in the current-year quarter. Excluding the effects of changes in currency exchange rates, sales in the International businesses decreased $34 million in the current-year quarter. In the current-year quarter, the decrease in sales was due to lower sales in Europe, partially offset by an increase in sales in the Asia Pacific region and Latin America.
Within Europe, sales in the current-year quarter decreased primarily due to lower demand from end users across the in-plant and industrial equipment, off-highway, and transportation markets.
Within the Asia Pacific region, sales in the current-year quarter increased primarily due to higher end-user demand in the electronics and semiconductor, in-plant and industrial equipment and transportation markets.
Within Latin America, sales in the current-year quarter increased primarily due to higher end-user demand in the in-plant and industrial equipment, off-highway and transportation markets, partially offset by lower demand from end users in the energy market.

Operating Margin
Diversified Industrial Segment operating margin increased in both the North America and International businesses due to price increases, favorable product mix and benefits from prior-year business realignment activities as well as cost containment initiatives, partially offset by a decrease in volume.
Business Realignment
The following business realignment and acquisition integration charges are included in the Diversified Industrial Segment operating income:

	Three Months Ended
	September 30,
(dollars in millions)	2024	2023
North America businesses	$4	$4
International businesses	6	10
Diversified Industrial Segment	$10	$14

The business realignment charges primarily consist of severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. Acquisition integration charges relate to the acquisition of Meggitt plc ("Meggitt"). Business realignment and acquisition integration charges within the International businesses were primarily incurred in Europe.
We anticipate that cost savings realized from the workforce reduction measures taken in the first three months of fiscal 2025 will not materially impact operating income in fiscal 2025 and 2026. We expect to continue to take actions necessary to integrate acquisitions and appropriately structure the operations of the Diversified Industrial Segment. We currently anticipate incurring approximately $41 million of additional business realignment and acquisition integration charges in the remainder of fiscal 2025. However, continually changing business conditions could impact the ultimate costs we incur.
Backlog
Diversified Industrial Segment backlog, as of September 30, 2024, decreased from the prior-year quarter due to shipments exceeding orders in both the North America and International businesses. The decrease in backlog was split evenly between the North America and International businesses. Within the International businesses, Europe and the Asia Pacific region accounted for approximately 90 percent and 10 percent, respectively, of the decrease from the prior-year quarter.
Diversified Industrial Segment backlog increased from the June 30, 2024 amount of $4.2 billion due to orders exceeding shipments in the International businesses, partially offset by shipments exceeding orders in the North America businesses. Within the International businesses, the increase in backlog from the June 30, 2024 amount was primarily attributable to both the Asia Pacific region and Latin America, partially offset by a decrease in backlog in Europe.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Aerospace Systems Segment

	Three Months Ended
	September 30,
(dollars in millions)	2024	2023
Net sales	$1,448	$1,229
Operating income	$323	$226
Operating margin	22.3%	18.4%
Backlog	$6,852	$6,270

Net Sales
Aerospace Systems Segment sales increased $219 million in the current-year quarter. The effect of currency exchange rates increased sales by approximately $7 million. Excluding the effects of changes in currency exchange rates, sales during the current-year quarter increased $212 million from prior-year levels. The increase in sales is primarily due to higher volume in the commercial and defense aftermarket, as well as the commercial original equipment manufacturer ("OEM") market segment.
Operating Margin
Aerospace Systems Segment operating margin increased during the current-year quarter due to higher sales volume and favorable aftermarket mix, as well as benefits of cost containment initiatives and prior-year business realignment and acquisition integration activities, partially offset by higher material costs.
Business Realignment
Within the Aerospace Systems Segment, we incurred acquisition integration and business realignment charges of $6 million in both the current and prior-year quarter, respectively. We do not expect to incur material business realignment and acquisition integration charges in the remainder of fiscal 2025. However, continually changing business conditions could impact the ultimate costs we incur.
Backlog
Aerospace Systems Segment backlog, as of September 30, 2024, increased from the prior-year quarter due to orders exceeding shipments in all market segments, especially the commercial and defense OEM market segments.
The increase in backlog from the June 30, 2024 amount of $6.7 billion was due to orders exceeding shipments in the commercial and defense OEM market segments, partially offset by shipments exceeding orders within the commercial and defense aftermarket market segments.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Corporate general & administrative expenses

	Three Months Ended
	September 30,
(dollars in millions)	2024	2023
Expense
Corporate general and administrative expense	$49	$56
Corporate general and administrative expense, as a percent of sales	1.0%	1.1%
Corporate general and administrative expenses decreased in the current-year quarter primarily due to lower net expense associated with the Company's deferred compensation plan and related investments, partially offset by an increase in professional service fees and salaries and benefits.

Other expense, net

	Three Months Ended
	September 30,
(dollars in millions)	2024	2023
Expense (income)
Foreign currency transaction (gain) loss	$37	$(2)
Stock-based compensation	58	62
Non-service components of retirement benefit cost	(12)	(18)
Gain on disposal of assets and divestitures	(9)	(12)
Interest income	(3)	(4)
Other items, net	(2)	(4)
	$69	$22
Foreign currency transaction (gain) loss primarily relates to the impact of exchange rates on cash, forward contracts and intercompany transactions.
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

Cash Flows
A summary of cash flows follows:

	Three Months Ended
	September 30,
(dollars in millions)	2024	2023
Cash provided by (used in):
Operating activities	$744	$650
Investing activities	(87)	(56)
Financing activities	(711)	(618)
Effect of exchange rates	3	(2)
Net decrease in cash and cash equivalents	$(51)	$(26)

Cash flows from operating activities for the first three months of fiscal 2025 were $744 million compared to $650 million for the first three months of fiscal 2024. This increase of $94 million was primarily related to an increase in earnings combined with strong management of working capital items. We continue to focus on managing inventory and other working capital requirements.
•Days sales outstanding relating to trade accounts receivable was 52 days at September 30, 2024, 51 days at June 30, 2024 and 52 days at September 30, 2023.
•Days supply of inventory on hand was 91 days at September 30, 2024, 80 days at June 30, 2024 and 96 days at September 30, 2023.
Cash flows from investing activities for the first three months of fiscal 2025 and 2024 were impacted by the following factors:
•Capital expenditures of $95 million in fiscal 2025 compared to $98 million in fiscal 2024.
•Net proceeds from the sale of the MicroStrain sensing systems business of approximately $37 million in fiscal 2024.

Cash flows from financing activities for the first three months of fiscal 2025 and 2024 were impacted by the following factors:
•Net commercial paper repayments of $377 million in fiscal 2025 compared to net commercial paper repayments of $170 million in fiscal 2024.
•Principal payments totaling $40 million related to borrowings under the term loan facility ("Term Loan Facility") in fiscal 2025 compared to principal payments totaling $175 million related to the Term Loan Facility in fiscal 2024.
Cash Requirements
We are actively monitoring our liquidity position and remain focused on managing our inventory and other working capital requirements. We are continuing to target two percent of sales for capital expenditures and are prioritizing those related to safety, strategic investments and sustainability initiatives. We believe that cash generated from operations and our commercial paper program will satisfy our operating needs for the foreseeable future.
Dividends
We declared a quarterly cash dividend of $1.63 per share on August 15, 2024, which was paid on September 13, 2024. Dividends have been paid for 297 consecutive quarters, including a yearly increase in dividends for the last 68 years. Additionally, we declared a quarterly cash dividend of $1.63 per share on October 23, 2024, payable on December 6, 2024.
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
Liquidity
Cash, comprised of cash and cash equivalents and marketable securities and other investments, includes $327 million and $311 million held by the Company's foreign subsidiaries at September 30, 2024 and June 30, 2024, respectively. The Company does not permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested.
We are currently authorized to sell up to $3.0 billion of short-term commercial paper notes. As of September 30, 2024, $1.8 billion of commercial paper notes were outstanding, and the largest amount of commercial paper notes outstanding during the current-year quarter was $2.1 billion.
The Company has a line of credit totaling $3.0 billion through a multi-currency revolving credit agreement with a group of banks, of which $1.2 billion was available as of September 30, 2024. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the credit agreement. The credit agreement expires in June 2028; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which may result in changes to the current terms and conditions of the credit agreement. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement, nor would it accelerate the repayment of any outstanding borrowings.
We primarily utilize unsecured medium-term notes and senior notes to meet our financing needs and we expect to continue to borrow funds at reasonable rates over the long term. Refer to the Cash flows from financing activities section above and Note 15 to the Consolidated Financial Statements for further discussion.
Our debt portfolio includes the Term Loan Facility. During the three months ended September 30, 2024, we made principal payments totaling $40 million related to the Term Loan Facility. Refer to Note 15 to the Consolidated Financial Statements for further discussion.
The Company’s credit agreement and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at September 30, 2024, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At September 30, 2024, the Company's debt to debt-shareholders' equity ratio was 0.44 to 1.0. We are in compliance and expect to remain in compliance with all covenants set forth in the credit agreement and indentures.
Our goal is to maintain an investment-grade credit profile. At September 30, 2024, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	BBB+
Moody's Investors Services, Inc.	Baa1
Standard & Poor's	BBB+
The rating agencies periodically update the Company's credit ratings as events occur. On October 21, 2024, Fitch Ratings upgraded the Company's credit rating to A- from BBB+.
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
Strategic Acquisitions and Divestitures
Acquisitions will be considered from time to time to the extent there is a strong strategic fit, while at the same time maintaining the Company’s strong financial position. In addition, we will continue to assess our existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for the Company. On July 28, 2024, the Company signed an agreement to divest its composites and fuel containment ("CFC") business within the North America businesses of the Diversified Industrial Segment. CFC was acquired as part of the Meggitt acquisition. This divestiture closed on November 1, 2024 for proceeds of $560 million. Refer to Note 4 to the Consolidated Financial Statements for further discussion. Additionally, we divested a non-core filtration business within the North America businesses of the Diversified Industrial Segment for proceeds of $66 million on November 1, 2024.

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

Readers should consider these forward-looking statements in light of risk factors discussed in Parker’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 and other periodic filings made with the Securities and Exchange Commission.

The Company makes these statements as of the date of the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, and undertakes no obligation to update them unless otherwise required by law.

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
The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. Our objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting our exposure to changes in near-term interest rates. At September 30, 2024, our debt portfolio included $450 million of variable rate debt, exclusive of commercial paper borrowings. A 100 basis point increase in near-term interest rates would increase annual interest expense on variable rate debt, including weighted-average commercial paper borrowings for the three months ended September 30, 2024, by approximately $23 million.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective.
There was no change to our internal control over financial reporting during the first quarter of fiscal 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Unregistered Sales of Equity Securities. Not applicable.
(b)Use of Proceeds. Not applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2024 through July 31, 2024	32,900	$533.31	32,900	7,280,434
August 1, 2024 through August 31, 2024	31,600	$565.86	31,600	7,248,834
September 1, 2024 through September 30, 2024	24,321	$599.10	24,321	7,224,513
Total:	88,821		88,821

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

ITEM 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2024.

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit
10(a)	Form of 2024 Parker-Hannifin Corporation Stock Appreciation Rights Award Agreement.*

10(b)	2024 Parker-Hannifin Corporation Stock Appreciation Rights Terms and Conditions.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three months ended September 30, 2024 and 2023, (ii) Consolidated Statement of Comprehensive Income for the three months ended September 30, 2024 and 2023, (iii) Consolidated Balance Sheet at September 30, 2024 and June 30, 2024, (iv) Consolidated Statement of Cash Flows for the three months ended September 30, 2024 and 2023, and (v) Notes to Consolidated Financial Statements for the three months ended September 30, 2024.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Todd M. Leombruno
Todd M. Leombruno
Executive Vice President and Chief Financial Officer

Date:	November 5, 2024