Form 10-Q
period 2024-12-31
Parker-Hannifin Corp
filed 2025-01-31
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
Yes  ☐    No  ☒
Number of Common Shares outstanding at December 31, 2024: 128,764,843

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net sales	$4,742,593	$4,820,947	$9,646,577	$9,668,435
Cost of sales	3,022,229	3,101,962	6,119,948	6,199,311
Selling, general and administrative expenses	782,421	806,802	1,631,210	1,680,493
Interest expense	100,802	129,029	213,893	263,497
Other income, net	(328,716)	(85,011)	(359,517)	(163,466)
Income before income taxes	1,165,857	868,165	2,041,043	1,688,600
Income taxes	217,208	186,108	393,866	355,471
Net income	948,649	682,057	1,647,177	1,333,129
Less: Noncontrolling interest in subsidiaries' earnings	107	206	215	451
Net income attributable to common shareholders	$948,542	$681,851	$1,646,962	$1,332,678

Earnings per share attributable to common shareholders:
Basic	$7.37	$5.31	$12.80	$10.38
Diluted	$7.25	$5.23	$12.60	$10.23

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net income	$948,649	$682,057	$1,647,177	$1,333,129
Less: Noncontrolling interests in subsidiaries' earnings	107	206	215	451
Net income attributable to common shareholders	948,542	681,851	1,646,962	1,332,678

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(449,152)	272,235	(104,606)	49,703
Retirement benefits plan activity	3,410	1,911	6,861	2,729
Other comprehensive (loss) income	(445,742)	274,146	(97,745)	52,432
Less: Other comprehensive (loss) income for noncontrolling interests	(1,048)	415	(628)	776
Other comprehensive (loss) income attributable to common shareholders	(444,694)	273,731	(97,117)	51,656
Total comprehensive income attributable to common shareholders	$503,848	$955,582	$1,549,845	$1,384,334

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(Unaudited)

	December 31, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$395,507	$422,027
Trade accounts receivable, net	2,445,845	2,865,546
Non-trade and notes receivable	304,829	331,429
Inventories	2,806,983	2,786,800
Prepaid expenses	246,467	252,618
Other current assets	148,831	140,204
Total current assets	6,348,462	6,798,624
Property, plant and equipment	7,039,883	7,074,574
Less: Accumulated depreciation	4,238,891	4,198,906
Property, plant and equipment, net	2,800,992	2,875,668
Deferred income taxes	87,400	92,704
Investments and other assets	1,232,636	1,207,232
Intangible assets, net	7,444,670	7,816,181
Goodwill	10,357,303	10,507,433
Total assets	$28,271,463	$29,297,842
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$2,373,286	$3,403,065
Accounts payable, trade	1,794,884	1,991,639
Accrued payrolls and other compensation	420,477	581,251
Accrued domestic and foreign taxes	364,143	354,659
Other accrued liabilities	1,034,501	982,695
Total current liabilities	5,987,291	7,313,309
Long-term debt	6,667,955	7,157,034
Pensions and other postretirement benefits	409,873	437,490
Deferred income taxes	1,394,882	1,583,923
Other liabilities	684,401	725,193
Total liabilities	15,144,402	17,216,949
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at December 31 and June 30	90,523	90,523
Additional paid-in capital	244,191	264,508
Retained earnings	20,331,500	19,104,599
Accumulated other comprehensive (loss)	(1,535,129)	(1,438,012)
Treasury shares, at cost; 52,281,285 shares at December 31 and 52,442,162 shares at June 30	(6,012,532)	(5,949,646)
Total shareholders’ equity	13,118,553	12,071,972
Noncontrolling interests	8,508	8,921
Total equity	13,127,061	12,080,893
Total liabilities and equity	$28,271,463	$29,297,842
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,647,177	$1,333,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	176,622	170,618
Amortization	278,247	297,547
Stock incentive plan compensation	106,472	108,061
Deferred income taxes	50,150	(81,592)
Foreign currency transaction loss (gain)	5,203	(15,932)
(Gain) loss on property, plant and equipment and intangible assets	(6,975)	5,097
Gain on sale of businesses	(250,373)	(25,964)
Other, net	6,231	11,193
Changes in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable, net	362,306	213,436
Inventories	(138,280)	(170,032)
Prepaid expenses	3,352	15,779
Other current assets	(4,524)	1,865
Other assets	(52,803)	(65,395)
Accounts payable, trade	(153,045)	(86,208)
Accrued payrolls and other compensation	(145,422)	(180,888)
Accrued domestic and foreign taxes	11,417	(76,294)
Other accrued liabilities	(158,832)	3,132
Pensions and other postretirement benefits	(16,601)	(64,493)
Other liabilities	(41,589)	(41,072)
Net cash provided by operating activities	1,678,733	1,351,987
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(216,493)	(204,117)
Proceeds from sale of property, plant and equipment	13,259	1,360
Proceeds from sale of businesses	622,182	74,595
Other, net	(6,941)	(2,954)
Net cash provided by (used in) investing activities	412,007	(131,116)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,636	1,928
Payments for common shares	(192,317)	(138,322)
Acquisition of noncontrolling interests	—	(2,883)
Payments for notes payable, net	(505,447)	(584,207)
Proceeds from long-term borrowings	11,839	11,839
Payments for long-term borrowings	(1,000,876)	(212,479)
Dividends paid	(420,061)	(381,115)
Net cash used in financing activities	(2,104,226)	(1,305,239)
Effect of exchange rate changes on cash	(13,034)	(7,999)
Net decrease in cash and cash equivalents	(26,520)	(92,367)
Cash and cash equivalents at beginning of year	422,027	475,182
Cash and cash equivalents at end of period	$395,507	$382,815

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts or as otherwise noted)

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 2024, the results of operations for the three and six months ended December 31, 2024 and 2023 and cash flows for the six months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2024 Annual Report on Form 10-K.
Subsequent Events
The Company has evaluated subsequent events that occurred through the date these financial statements were issued. No subsequent events have occurred that required adjustment to or disclosure in these financial statements.
2. New accounting pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires expanded interim and annual disclosures of expense information, including the amounts of inventory purchases, employee compensation, depreciation, amortization and depletion within commonly presented expense captions during the period. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which enhances the disclosure requirements for income taxes primarily related to the rate reconciliation and income taxes paid information. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendment should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact this guidance will have on the Company's disclosures.
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

3. Revenue recognition
Revenue is derived primarily from the sale of products in the aerospace and defense, in-plant and industrial equipment, transportation, off-highway, energy and HVAC and refrigeration markets. A majority of the Company’s revenues are recognized at a point in time. However, a portion of the Company’s revenues are recognized over time.
Diversified Industrial Segment revenues by technology platform:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Motion Systems	$804,462	$917,966	$1,653,011	$1,860,280
Flow and Process Control	1,059,614	1,122,400	2,185,248	2,303,861
Filtration and Engineered Materials	1,388,730	1,474,107	2,870,705	2,968,860
Total	$3,252,806	$3,514,473	$6,708,964	$7,133,001
Aerospace Systems Segment revenues by market segment:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Commercial original equipment manufacturer ("OEM")	$448,138	$424,768	$881,373	$843,384
Commercial aftermarket	530,760	437,762	1,051,589	828,968
Defense OEM	284,834	263,313	547,125	526,378
Defense aftermarket	226,055	180,631	457,526	336,704
Total	$1,489,787	$1,306,474	$2,937,613	$2,535,434

Total Company revenues by geographic region based on the Company's selling operation's location:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
North America	$3,197,751	$3,234,158	$6,531,411	$6,527,249
Europe	897,832	947,584	1,832,412	1,889,299
Asia Pacific	596,007	583,920	1,175,918	1,138,325
Latin America	51,003	55,285	106,836	113,562
Total	$4,742,593	$4,820,947	$9,646,577	$9,668,435
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

Total contract assets and contract liabilities are as follows:

	December 31, 2024	June 30, 2024
Contract assets, current (included within Other current assets)	$137,877	$136,814
Contract assets, noncurrent (included within Investments and other assets)	16,552	21,063
Total contract assets	154,429	157,877
Contract liabilities, current (included within Other accrued liabilities)	(187,997)	(183,868)
Contract liabilities, noncurrent (included within Other liabilities)	(81,864)	(77,957)
Total contract liabilities	(269,861)	(261,825)
Net contract liabilities	$(115,432)	$(103,948)
Net contract liabilities at December 31, 2024 increased from the June 30, 2024 amount primarily due to timing differences between when revenue was recognized and the receipt of advance payments. During the six months ended December 31, 2024, approximately $125 million of revenue was recognized that was included in the contract liabilities at June 30, 2024.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at December 31, 2024 was $10.5 billion, of which approximately 74 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.
4. Divestitures
We continually assess our existing businesses and may divest those that are not considered to be a good long-term strategic fit for the Company.
During November 2024, we divested our composites and fuel containment ("CFC") business within the North America businesses of the Diversified Industrial Segment, which was acquired in the acquisition of Meggitt plc ("Meggitt"), for net proceeds of $555 million. The resulting pre-tax gain of $238 million is included in other income, net in the Consolidated Statement of Income. The operating results and net assets of this business were immaterial to the Company's consolidated results of operations and financial position.
During November 2024, we divested a non-core filtration business within the North America businesses of the Diversified Industrial Segment for proceeds of $66 million. The resulting pre-tax gain of $11 million is included in other income, net in the Consolidated Statement of Income. The operating results and net assets of this business were immaterial to the Company's consolidated results of operations and financial position.
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

5. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended December 31, 2024 and 2023.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Numerator:
Net income attributable to common shareholders	$948,542	$681,851	$1,646,962	$1,332,678
Denominator:
Basic - weighted average common shares	128,752,836	128,426,247	128,707,962	128,449,398
Increase in weighted average common shares from dilutive effect of equity-based awards	2,005,972	1,941,104	2,008,520	1,864,928
Diluted - weighted average common shares, assuming exercise of equity-based awards	130,758,808	130,367,351	130,716,482	130,314,326

Basic earnings per share	$7.37	$5.31	$12.80	$10.38
Diluted earnings per share	$7.25	$5.23	$12.60	$10.23

For the three months ended December 31, 2024 and 2023, 180,043 and 458,864 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
For the six months ended December 31, 2024 and 2023, 262,527 and 344,226 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
6. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. There is no expiration date for this program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. During the three months ended December 31, 2024, we repurchased 75,764 shares at an average price, including commissions, of $659.94 per share. During the six months ended December 31, 2024, we repurchased 164,585 shares at an average price, including commissions, of $607.59 per share.
7. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. We evaluate the collectibility of our receivables based on historical experience and current and forecasted economic conditions based on management's judgment. Additionally, receivables are written off to bad debt when management makes a final determination of uncollectibility. Allowance for credit losses was $12 million and $21 million at December 31, 2024 and June 30, 2024, respectively.
8. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2024	June 30, 2024
Notes receivable	$90,643	$93,114
Accounts receivable, other	214,186	238,315
Total	$304,829	$331,429

9. Inventories
The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2024	June 30, 2024
Finished products	$784,543	$777,775
Work in process	1,461,227	1,421,104
Raw materials	561,213	587,921
Total	$2,806,983	$2,786,800

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
Amounts due to our suppliers that elected to participate in the SCF programs are included in accounts payable, trade on the Consolidated Balance Sheet and payments made under the SCF programs are included within operating activities on the Consolidated Statement of Cash Flows. Accounts payable, trade included approximately $119 million and $116 million payable to suppliers who have elected to participate in the SCF programs as of December 31, 2024 and June 30, 2024, respectively. The amounts settled through the SCF programs and paid to the participating financial intermediaries totaled $215 million and $140 million during the first six months of fiscal 2025 and 2024, respectively.
11. Business realignment and acquisition integration charges
We incurred business realignment and acquisition integration charges in the first six months of fiscal 2025 and 2024, which included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. In both fiscal 2025 and 2024, a majority of the business realignment charges were incurred in Europe. We believe the realignment actions will positively impact future results of operations, but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges by business segment are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Diversified Industrial	$19,343	$13,285	$28,243	$25,924
Aerospace Systems	386	(123)	394	330
Corporate general and administrative expenses	575	—	575	—
Other expense, net	551	1,192	1,149	1,192
Reductions to our workforce made in connection with such business realignment charges by business segment are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Diversified Industrial	393	190	720	515
Aerospace Systems	16	—	16	2
Corporate general and administrative expenses	14	—	14	—

The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Cost of sales	$10,590	$8,467	$16,030	$15,451
Selling, general and administrative expenses	9,714	4,695	13,182	10,803
Other income, net	551	1,192	1,149	1,192
During the first six months of fiscal 2025, approximately $22 million in payments were made relating to business realignment charges. Remaining payments related to business realignment actions of approximately $21 million, a majority of which are expected to be paid by September 30, 2025, are primarily reflected within the accrued payrolls and other compensation and other accrued liabilities captions in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment actions described above, the timing and amount of which are not known at this time.
We also incurred the following acquisition integration charges:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Diversified Industrial	$627	$871	$1,405	$2,010
Aerospace Systems	6,266	9,143	11,899	14,410
Charges incurred in fiscal 2025 and 2024 relate to the acquisition of Meggitt. In both fiscal 2025 and 2024, these charges were primarily included in selling, general and administrative expenses ("SG&A") within the Consolidated Statement of Income.
12. Equity

Changes in equity for the three months ended December 31, 2024 and 2023 are as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at September 30, 2024	$90,523	$275,019	$19,593,082	$(1,090,435)	$(5,976,289)	$9,449	$12,901,349
Net income			948,542			107	948,649
Other comprehensive loss				(444,694)		(1,048)	(445,742)
Dividends paid ($1.63 per share)			(210,124)				(210,124)
Stock incentive plan activity		(30,828)			13,757		(17,071)
Shares purchased at cost					(50,000)		(50,000)
Balance at December 31, 2024	$90,523	$244,191	$20,331,500	$(1,535,129)	$(6,012,532)	$8,508	$13,127,061

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at September 30, 2023	$90,523	$337,162	$17,501,909	$(1,514,947)	$(5,849,265)	$9,568	$10,574,950
Net income			681,851			206	682,057
Other comprehensive income				273,731		415	274,146
Dividends paid ($1.48 per share)			(190,307)			(388)	(190,695)
Stock incentive plan activity		15,655			6,265		21,920
Shares purchased at cost					(49,999)		(49,999)
Balance at December 31, 2023	$90,523	$352,817	$17,993,453	$(1,241,216)	$(5,892,999)	$9,801	$11,312,379

Changes in equity for the six months ended December 31, 2024 and 2023 are as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2024	$90,523	$264,508	$19,104,599	$(1,438,012)	$(5,949,646)	$8,921	$12,080,893
Net income			1,646,962			215	1,647,177
Other comprehensive loss				(97,117)		(628)	(97,745)
Dividends paid ($3.26 per share)			(420,061)				(420,061)
Stock incentive plan activity		(20,317)			37,113		16,796
Shares purchased at cost					(99,999)		(99,999)
Balance at December 31, 2024	$90,523	$244,191	$20,331,500	$(1,535,129)	$(6,012,532)	$8,508	$13,127,061

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2023	$90,523	$305,522	$17,041,502	$(1,292,872)	$(5,817,787)	$11,391	$10,338,279
Net income			1,332,678			451	1,333,129
Other comprehensive income				51,656		776	52,432
Dividends paid ($2.96 per share)			(380,727)			(388)	(381,115)
Stock incentive plan activity		46,880			24,787		71,667
Acquisition activity		415				(2,429)	(2,014)
Shares purchased at cost					(99,999)		(99,999)
Balance at December 31, 2023	$90,523	$352,817	$17,993,453	$(1,241,216)	$(5,892,999)	$9,801	$11,312,379

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the six months ended December 31, 2024 and 2023 are as follows:

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2024	$(1,129,997)	$(308,015)	$(1,438,012)
Other comprehensive (loss) before reclassifications	(103,978)	—	(103,978)
Amounts reclassified from accumulated other comprehensive (loss)	—	6,861	6,861
Balance at December 31, 2024	$(1,233,975)	$(301,154)	$(1,535,129)

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2023	$(962,044)	$(330,828)	$(1,292,872)
Other comprehensive income before reclassifications	48,927	—	48,927
Amounts reclassified from accumulated other comprehensive (loss)	—	2,729	2,729
Balance at December 31, 2023	$(913,117)	$(328,099)	$(1,241,216)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the six months ended December 31, 2024 and 2023 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Six Months Ended
	December 31, 2024	December 31, 2024
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(826)	$(1,653)	Other income, net
Recognized actuarial loss	(3,747)	(7,551)	Other income, net
Total before tax	(4,573)	(9,204)
Tax benefit	1,163	2,343
Net of tax	$(3,410)	$(6,861)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Six Months Ended
	December 31, 2023	December 31, 2023
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(334)	$(636)	Other income, net
Recognized actuarial loss	(2,309)	(3,101)	Other income, net
Total before tax	(2,643)	(3,737)
Tax benefit	732	1,008
Net of tax	$(1,911)	$(2,729)

13. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the six months ended December 31, 2024 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2024	$7,607,429	$2,900,004	$10,507,433
Divestitures	(89,549)	—	(89,549)
Foreign currency translation	(50,556)	(10,025)	(60,581)
Balance at December 31, 2024	$7,467,324	$2,889,979	$10,357,303
Divestitures relate to both CFC and a non-core filtration business. Refer to Note 4 for further discussion.
Intangible assets are amortized using the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	December 31, 2024		June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$2,086,865	$497,399	$2,116,999	$451,908
Trade names	1,009,053	459,186	1,041,633	441,382
Customer relationships and other	7,957,816	2,652,479	8,044,208	2,493,369
Total	$11,053,734	$3,609,064	$11,202,840	$3,386,659
Total intangible asset amortization expense for the six months ended December 31, 2024 and 2023 was $278 million and $298 million, respectively. The estimated amortization expense for the five years ending June 30, 2025 through 2029 is $550 million, $547 million, $539 million, $532 million and $506 million, respectively.

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred during the six months ended December 31, 2024 and 2023.
14. Retirement benefits
Net pension (benefit) expense recognized included the following components:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Service cost	$6,973	$6,747	$5,440	$5,673
Interest cost	46,013	47,726	18,604	19,826
Expected return on plan assets	(61,244)	(64,383)	(21,250)	(23,850)
Amortization of prior service cost	762	243	64	91
Amortization of net actuarial loss	2,578	1,207	1,614	1,586
Net pension (benefit) expense	$(4,918)	$(8,460)	$4,472	$3,326
We recognized $0.5 million and $0.4 million in expense related to other postretirement benefits during the three months ended December 31, 2024 and 2023, respectively.

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Service cost	$13,946	$14,651	$11,081	$11,296
Interest cost	92,026	94,752	37,806	39,681
Expected return on plan assets	(122,487)	(128,765)	(43,179)	(47,716)
Amortization of prior service cost	1,525	454	128	182
Amortization of net actuarial loss	5,155	803	3,286	3,172
Net pension (benefit) expense	$(9,835)	$(18,105)	$9,122	$6,615

During the six months ended December 31, 2024 and 2023, we recognized $1.0 million and $1.1 million, respectively, in expense related to other postretirement benefits.
Components of retirement benefits expense, other than service cost, are included in other income, net in the Consolidated Statement of Income.
15. Debt
Our debt portfolio included a term loan facility (the “Term Loan Facility”). During the six months ended December 31, 2024, we repaid the remaining principal balance of $490 million of the Term Loan Facility. Additionally, we repaid the $500 million aggregate principal amount of fixed rate medium-term notes bearing interest of 3.3 percent upon maturity in November 2024. Refer to the Company’s 2024 Annual Report on Form 10-K for further discussion.
Commercial paper notes outstanding at December 31, 2024 and June 30, 2024 were $1.6 billion and $2.1 billion, respectively.
Based on the Company’s rating level at December 31, 2024, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At December 31, 2024, our debt to debt-shareholders' equity ratio was 0.41 to 1.0. We are in compliance, and expect to remain in compliance, with all covenants set forth in the credit agreement and indentures governing certain debt securities.
16. Income taxes
In December 2021, the Organization for Economic Cooperation and Development ("OECD") published a framework, known as Pillar Two, defining a global minimum tax of 15 percent on large corporations. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Several countries have proposed or enacted legislation to implement core elements of the Pillar Two proposal effective for years beginning after December 31, 2023, which for us is fiscal year 2025. Pillar Two does not currently have a significant impact on our consolidated financial statements. Future legislation and guidance may result in a change to our assessment.
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of December 31, 2024, we had gross unrecognized tax benefits of $89 million, all of which, if recognized, would impact the effective tax rate. The accrued interest and accrued penalties related to the gross unrecognized tax benefits, excluded from the amount above, is $25 million and $2 million, respectively. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $40 million as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.
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
The carrying value of long-term debt, which excludes the impact of net unamortized debt issuance costs, and estimated fair value of long-term debt are as follows:

	December 31, 2024	June 30, 2024
Carrying value of long-term debt	$7,451,244	$8,469,739
Estimated fair value of long-term debt	6,961,636	7,884,556
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
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	December 31, 2024	June 30, 2024
Net investment hedges
Cross-currency swap contracts	Investments and other assets	$13,143	$16,325
Cross-currency swap contracts	Other liabilities	199	208
Other derivative contracts
Forward exchange contracts	Non-trade and notes receivable	19,997	7,625
Forward exchange contracts	Other accrued liabilities	1,858	72
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

Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Forward exchange contracts	$38,876	$(2,249)	$25,986	$(1,813)

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) on the Consolidated Balance Sheet are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Cross-currency swap contracts	$7,560	$(17,900)	$(2,201)	$(15,317)
Foreign currency denominated debt	41,287	(24,580)	18,984	(6,701)

During the six months ended December 31, 2024 and 2023, the periodic interest settlements related to the cross-currency swap contracts were not material.

A summary of financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2024 and June 30, 2024 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$33,140	$—	$33,140	$—
Liabilities:
Derivatives	2,057	—	2,057	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$23,950	$—	$23,950	$—
Liabilities:
Derivatives	280	—	280	—
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net sales
Diversified Industrial	$3,252,806	$3,514,473	$6,708,964	$7,133,001
Aerospace Systems	1,489,787	1,306,474	2,937,613	2,535,434
Total net sales	$4,742,593	$4,820,947	$9,646,577	$9,668,435
Segment operating income
Diversified Industrial	$710,562	$752,334	$1,494,108	$1,559,088
Aerospace Systems	338,184	263,112	661,170	489,372
Total segment operating income	1,048,746	1,015,446	2,155,278	2,048,460
Corporate general and administrative expenses	56,264	49,902	105,058	105,558
Income before interest expense and other income, net	992,482	965,544	2,050,220	1,942,902
Interest expense	100,802	129,029	213,893	263,497
Other income, net	(274,177)	(31,650)	(204,716)	(9,195)
Income before income taxes	$1,165,857	$868,165	$2,041,043	$1,688,600

19. Other income, net
The table below includes the components of other income, net in the Consolidated Statement of Income:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Expense (income)	2024	2023	2024	2023
Foreign currency transaction (gain) loss	$(31,467)	$(13,921)	$5,203	$(15,932)
Income related to equity method investments	(38,853)	(36,544)	(76,970)	(74,655)
Non-service components of retirement benefit cost	(12,434)	(16,987)	(24,646)	(35,473)
Gain on disposal of assets and divestitures	(248,613)	(8,941)	(257,348)	(20,867)
Interest income	(2,431)	(1,880)	(5,248)	(5,540)
Other items, net	5,082	(6,738)	(508)	(10,999)
	$(328,716)	$(85,011)	$(359,517)	$(163,466)

Equity method investments consist of investments in joint-venture companies in which ownership is 50 percent or less and in which the Company does not have operating control. During the six months ended December 31, 2024 and 2023, we received cash dividends from equity method investments of $73 million and $71 million, respectively. Sales to and services performed for equity method investments totaled $23 million and $17 million for the three months ended December 31, 2024 and 2023, respectively, and $43 million and $33 million for the six months ended December 31, 2024 and 2023, respectively.
For further discussion of the gain on disposal of assets and divestitures and non-service components of retirement benefit cost refer to Notes 4 and 14, respectively.

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2024
AND COMPARABLE PERIODS ENDED DECEMBER 31, 2023

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

We believe many opportunities for profitable growth are available. The Company intends to focus primarily on business opportunities in the areas of aerospace and defense, in-plant and industrial equipment, transportation, off-highway, energy and HVAC and refrigeration. We believe we can meet our strategic objectives by:

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

We manage our supply chain through our "local for local" manufacturing strategy, ongoing supplier management process and broadened supply base. We are monitoring inflation and manage its impact through a variety of cost and pricing measures, including continuous improvement and lean initiatives. Additionally, we strategically manage our workforce and discretionary spending. At the same time, we are appropriately addressing the ongoing needs of our business so that we continue to serve our customers.

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
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2024	2023	2024	2023
Net sales	$4,743	$4,821	$9,647	$9,668
Gross profit margin	36.3%	35.7%	36.6%	35.9%
Selling, general and administrative expenses	$782	$807	$1,631	$1,680
Selling, general and administrative expenses, as a percent of sales	16.5%	16.7%	16.9%	17.4%
Interest expense	$101	$129	$214	$263
Other income, net	$(329)	$(85)	$(360)	$(163)
Effective tax rate	18.6%	21.4%	19.3%	21.1%
Net income	$949	$682	$1,647	$1,333
Net income, as a percent of sales	20.0%	14.1%	17.1%	13.8%
Net sales decreased in the current-year quarter due to lower sales in the Diversified Industrial Segment, partially offset by higher sales in the Aerospace Systems Segment. The effect of currency exchange rate changes decreased net sales during the current-year quarter by approximately $46 million, which was primarily attributable to the Diversified Industrial Segment. The impact of divestiture activity decreased net sales by approximately $67 million during the current-year quarter.
Net sales decreased in the first six months of fiscal 2025 due to lower sales in the Diversified Industrial Segment, partially offset by higher sales in the Aerospace Systems Segment. The effect of currency exchange rate changes decreased net sales during the first six months of fiscal 2025 by approximately $49 million, of which $56 million was attributable to the Diversified Industrial Segment, partially offset by an increase of $7 million in the Aerospace Systems Segment. The impact of divestiture activity decreased net sales by approximately $75 million during the first six months of fiscal 2025.
Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased in the current-year quarter and first six months of fiscal 2025 due to higher margins in both segments primarily resulting from price increases, favorable product mix and cost containment, as well as benefits from prior-year business realignment activities, partially offset by decreased volume within the Diversified Industrial Segment.
Cost of sales also included business realignment and acquisition integration charges of $11 million and $9 million for the current and prior-year quarter, respectively, and $16 million and $18 million for the first six months of fiscal 2025 and 2024, respectively.
Selling, general and administrative expenses ("SG&A") decreased in the current-year quarter and first six months of fiscal 2025 primarily due to lower research and development expenses and benefits from prior-year restructuring and acquisition-integration activities, as well as cost containment. In the current-year quarter the decrease in expense was partially offset by an increase in stock-based compensation. In the first six months of fiscal 2025 lower intangible asset amortization also contributed to the decrease in SG&A.
SG&A also included business realignment and acquisition integration charges of $16 million and $14 million for the current and prior-year quarter, respectively, and $26 million and $25 million for the first six months of fiscal 2025 and 2024, respectively.
Interest expense decreased during the current-year quarter and the first six months of fiscal 2025 primarily due to lower average debt outstanding.

Other income, net included the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2024	2023	2024	2023
Expense (income)
Foreign currency transaction (gain) loss	$(31)	$(14)	$5	$(16)
Income related to equity method investments	(39)	(37)	(77)	(75)
Non-service components of retirement benefit cost	(12)	(17)	(25)	(35)
Gain on disposal of assets and divestitures	(249)	(9)	(257)	(21)
Interest income	(2)	(2)	(5)	(6)
Other items, net	5	(7)	(1)	(11)
	$(329)	$(85)	$(360)	$(163)
Foreign currency transaction (gain) loss primarily relates to the impact of exchange rates on intercompany transactions, forward contracts, cash, as well as accounts and notes receivables. Gain on disposal of assets and divestitures during the current-year quarter and first six months of fiscal 2025 primarily relates to the divestiture of the composites and fuel containment ("CFC") business. Refer to Note 4 to the Consolidated Financial Statements for further discussion.

Effective tax rate for the current-year quarter and first six months of fiscal 2025 was lower than the U.S. Federal statutory rate of 21 percent due to tax benefits from share-based compensation, lower taxable gain on divestitures than gain under accounting principles generally accepted in the United States of America ("GAAP"), and foreign-derived intangible income, which were partially offset by U.S. state and local taxes and taxes related to international activities.

The effective tax rate for the comparable prior-year periods was greater than the U.S. Federal statutory rate of 21 percent due to U.S. state and local taxes and taxes related to international activities, which were partially offset by benefits from share-based compensation and foreign-derived intangible income.

The fiscal 2025 effective tax rate is expected to be approximately 21 percent.
BUSINESS SEGMENT INFORMATION
The Business Segment information presents sales and operating income on a basis that is consistent with the manner in which the Company's various businesses are managed for internal review and decision-making.
Diversified Industrial Segment

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2024	2023	2024	2023
Net sales
North America businesses	$1,928	$2,110	$4,028	$4,340
International businesses	1,325	1,404	2,681	2,793
Diversified Industrial Segment	3,253	3,514	6,709	7,133
Operating income
North America businesses	427	462	911	968
International businesses	284	290	583	591
Diversified Industrial Segment	$711	$752	$1,494	$1,559
Operating margin
North America businesses	22.1%	21.9%	22.6%	22.3%
International businesses	21.4%	20.7%	21.7%	21.2%
Diversified Industrial Segment	21.8%	21.4%	22.3%	21.9%
Backlog	$3,508	$4,429	$3,508	$4,429

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year periods versus the comparable prior-year periods:

	Period Ending December 31, 2024
	Three Months	Six Months
North America businesses – as reported	(8.6)%	(7.2)%
Divestitures	(3.2)%	(1.7)%
Currency	(0.4)%	(0.5)%
North America businesses – without divestitures and currency[1]	(5.0)%	(5.0)%

International businesses– as reported	(5.7)%	(4.0)%
Currency	(2.7)%	(1.3)%
International businesses – without currency[1]	(3.0)%	(2.7)%

Diversified Industrial Segment – as reported	(7.4)%	(5.9)%
Divestitures	(1.9)%	(1.0)%
Currency	(1.3)%	(0.8)%
Diversified Industrial Segment – without divestitures and currency[1]	(4.2)%	(4.1)%
1This table reconciles the percentage changes in net sales of the Diversified Industrial Segment reported in accordance with GAAP to percentage changes in net sales adjusted to remove the effects of divestitures for 12 months after their completion as well as changes in currency exchange rates (a non-GAAP measure). The effects of divestitures and changes in currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.
Net Sales
Diversified Industrial Segment sales decreased $262 million and $424 million from the prior-year quarter and first six months of fiscal 2024, respectively. The effect of changes in currency exchange rates decreased sales by approximately $46 million and $56 million in the current-year quarter and first six months of fiscal 2025, respectively. The impact of divestiture activity decreased sales by approximately $67 million and $75 million in the current-year quarter and first six months of fiscal 2025, respectively. Excluding the effects of the changes in currency exchange rates and divestiture activity, sales decreased $148 million and $293 million from the prior-year quarter and first six months of fiscal 2024, respectively.
North America businesses - Sales decreased $182 million and $312 million from the prior-year quarter and first six months of fiscal 2024, respectively. The effect of changes in currency exchange rates decreased sales by approximately $9 million and $19 million in the current-year quarter and first six months of fiscal 2025, respectively. The effects of divestiture activity decreased sales by approximately $67 million and $75 million in the current-year quarter and first six months of fiscal 2025, respectively. Excluding the effects of changes in currency exchange rates and divestiture activity, sales in the North America businesses decreased $106 million and $218 million in the current-year quarter and first six months of fiscal 2025, respectively. In the current-year quarter and first six months of fiscal 2025, the decrease in sales is primarily due to lower demand from end users in the in-plant and industrial equipment, off-highway, transportation and energy markets, partially offset by an increase in end-user demand in the aerospace and defense markets.
International businesses - Sales decreased $79 million and $112 million from the prior-year quarter and first six months of fiscal 2024, respectively. The effect of changes in currency exchange rates decreased sales by approximately $37 million in both the current-year quarter and first six months of fiscal 2025. Excluding the effects of changes in currency exchange rates, sales in the International businesses decreased $42 million and $76 million in the current-year quarter and first six months of fiscal 2025, respectively. In both the current-year quarter and first six months of fiscal 2025, this decrease in sales was due to lower sales in Europe, partially offset by an increase in sales in the Asia Pacific region and Latin America.
Within Europe, sales in the current-year quarter and first six months of fiscal 2025 decreased primarily due to lower demand from end users across the in-plant and industrial equipment and off-highway markets. In the first six months of fiscal 2025, we also experienced lower end-user demand in the transportation market.
Within the Asia Pacific region, sales in the current-year quarter and first six months of fiscal 2025 increased primarily due to higher end-user demand in the electronics and semiconductor and in-plant and industrial equipment markets, partially offset by lower demand from end users in the transportation, energy and off-highway markets.

Within Latin America, sales in the current-year quarter increased primarily due to higher end-user demand in the in-plant and industrial equipment, transportation and energy markets. In the first six months of fiscal 2025, sales increased primarily due to higher end-user demand in the in-plant and industrial equipment, transportation and off-highway markets, partially offset by lower demand from end users in the energy market.
Operating Margin
Diversified Industrial Segment operating margin increased during the current-year quarter and first six months of fiscal 2025 in both the North America and International businesses due to favorable product mix, price increases and benefits related to prior- year restructuring activities as well as cost containment, partially offset by decreased sales volume. Also, during the current-year quarter and first six months of fiscal 2025, operating margin in the North America businesses benefited from divestiture activity.
Business Realignment
The following business realignment and acquisition integration charges are included in the Diversified Industrial Segment operating income:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2024	2023	2024	2023
North America businesses	$6	$4	$10	$7
International businesses	14	10	20	21
Diversified Industrial Segment	$20	$14	$30	$28

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
We anticipate that cost savings realized from the workforce reduction measures taken in the first six months of fiscal 2025 will not materially impact operating income in fiscal 2025 and will increase operating income by approximately one percent in fiscal 2026 for both the North America and International businesses. We expect to continue to take actions necessary to appropriately structure the operations of the Diversified Industrial Segment. We currently anticipate incurring approximately $20 million of additional business realignment charges in the remainder of fiscal 2025. However, continually changing business conditions could impact the ultimate costs we incur.
Backlog
Diversified Industrial Segment backlog, as of December 31, 2024, decreased from the prior-year quarter. Approximately 70 percent of the decrease in backlog is related to the North America businesses, which is primarily due to the CFC divestiture, as well as shipments exceeding orders. Approximately 30 percent of the decrease is due to shipments exceeding orders in the International businesses. Within the International businesses, Europe, the Asia Pacific region, and Latin America accounted for approximately 80 percent, 15 percent and five percent of the change, respectively.
Diversified Industrial Segment backlog decreased from the June 30, 2024 amount of $4.2 billion. Approximately 90 percent of the decrease in backlog is related to the CFC divestiture in the North America businesses. Approximately 10 percent of the decrease is due to shipments exceeding orders in the International businesses. Within the International businesses, the decrease in backlog from the June 30, 2024 amount was primarily attributable to Europe, partially offset by an increase in backlog in the Asia Pacific region.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.

Aerospace Systems Segment

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2024	2023	2024	2023
Net sales	$1,490	$1,306	$2,938	$2,535
Operating income	$338	$263	$661	$489
Operating margin	22.7%	20.1%	22.5%	19.3%
Backlog	$7,008	$6,399	$7,008	$6,399
Net Sales
Aerospace Systems Segment sales increased in both the current-year quarter and first six months of fiscal 2025 primarily due to higher volume in the commercial and defense aftermarket, as well as the commercial original equipment manufacturer ("OEM") market segment.
Operating Margin
Aerospace Systems Segment operating margin increased during both the current-year quarter and first six months of fiscal 2025 due to higher sales volume and favorable aftermarket mix, as well as benefits from cost containment initiatives and prior-year acquisition integration activities.
Business Realignment
Within the Aerospace Systems Segment, we incurred acquisition integration and business realignment charges of $7 million and $9 million in the current and prior-year quarter, respectively, and $12 million and $15 million in the first six months of fiscal 2025 and 2024, respectively. We do not expect to incur material business realignment and acquisition integration charges in the remainder of fiscal 2025. However, continually changing business conditions could impact the ultimate costs we incur.
Backlog
Aerospace Systems Segment backlog, as of December 31, 2024, increased from both the prior-year quarter and the June 30, 2024 amount of $6.7 billion primarily due to orders exceeding shipments in the commercial and defense OEM market segments. Commercial and defense aftermarket backlog at December 31, 2024 remained relatively flat when compared to the prior-year quarter and June 30, 2024 amounts.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Corporate general & administrative expenses

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2024	2023	2024	2023
Expense
Corporate general and administrative expense	$56	$50	$105	$106
Corporate general and administrative expense, as a percent of sales	1.2%	1.0%	1.1%	1.1%
Corporate general and administrative expenses increased in the current-year quarter primarily due to higher net expense associated with the Company's deferred compensation plan and related investments, as well as higher professional service fees and salaries and benefits, partially offset by lower incentive compensation expense, information technology expenses and discretionary costs.
Corporate general and administrative expenses remained relatively flat during the first six months of fiscal 2025 primarily due to lower incentive compensation expense, information technology expenses and discretionary spend, partially offset by an increase in professional service fees and salaries and benefits.

Other income, net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2024	2023	2024	2023
Expense (income)
Foreign currency transaction (gain) loss	$(31)	$(14)	$5	$(16)
Stock-based compensation	15	12	73	74
Non-service components of retirement benefit cost	(12)	(17)	(25)	(35)
Gain on disposal of assets and divestitures	(249)	(9)	(257)	(21)
Interest income	(2)	(2)	(5)	(6)
Other items, net	5	(2)	4	(5)
	$(274)	$(32)	$(205)	$(9)
Foreign currency transaction (gain) loss primarily relates to the impact of exchange rates on intercompany transactions, forward contracts, cash, as well as accounts and notes receivables. Gain on disposal of assets and divestitures during the current-year quarter and first six months of fiscal 2025 primarily relates to the divestiture of the CFC business. Refer to Note 4 to the Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES
We believe that we are great generators and deployers of cash. We assess our liquidity in terms of our ability to generate cash to fund our operations and meet our strategic capital deployment objectives, which include the following:
•Continuing our record annual dividend increases
•Investing in organic growth and productivity
•Strategic acquisitions that strengthen our portfolio
•Offset share dilution through the 10b5-1 share repurchase program

Cash Flows
A summary of cash flows follows:

	Six Months Ended
	December 31,
(dollars in millions)	2024	2023
Cash provided by (used in):
Operating activities	$1,679	$1,352
Investing activities	412	(131)
Financing activities	(2,104)	(1,305)
Effect of exchange rates	(13)	(8)
Net decrease in cash and cash equivalents	$(27)	$(92)

Cash flows from operating activities for the first six months of fiscal 2025 were $1,679 million compared to $1,352 million for the first six months of fiscal 2024. This increase of $327 million was primarily related to an increase in earnings combined with strong management of working capital items. We continue to focus on managing inventory and other working capital requirements.
•Days sales outstanding relating to trade accounts receivable was 48 days at December 31, 2024, 51 days at June 30, 2024 and 50 days at December 31, 2023.
•Days supply of inventory on hand was 89 days at December 31, 2024, 80 days at June 30, 2024 and 96 days at December 31, 2023.
Cash flows from investing activities for the first six months of fiscal 2025 and 2024 were impacted by the following factors:
•Capital expenditures of $216 million in fiscal 2025 compared to $204 million in fiscal 2024.

•Net proceeds totaling $621 million from the sale of the CFC and non-core filtration businesses in fiscal 2025.
•Proceeds totaling $74 million from the sale of the MicroStrain sensing systems and Filter Resources businesses in fiscal 2024.
Cash flows from financing activities for the first six months of fiscal 2025 and 2024 were impacted by the following factors:
•Net commercial paper repayments of $515 million in fiscal 2025 compared to net commercial paper repayments of $584 million in fiscal 2024.
•Principal payments totaling $490 million related to borrowings under the term loan facility ("Term Loan Facility") in fiscal 2025 compared to principal payments totaling $200 million related to the Term Loan Facility in fiscal 2024.
•Aggregate principal payment of $500 million related to the maturity of medium-term notes during fiscal 2025.
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
Dividends
We declared a quarterly cash dividend of $1.63 per share on October 23, 2024, which was paid on December 6, 2024. Dividends have been paid for 298 consecutive quarters, including a yearly increase in dividends for the last 68 years. Additionally, we declared a quarterly cash dividend of $1.63 per share on January 23, 2025, payable on March 7, 2025.
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
Liquidity
Cash, comprised of cash and cash equivalents and marketable securities and other investments, includes $300 million and $311 million held by the Company's foreign subsidiaries at December 31, 2024 and June 30, 2024, respectively. The Company does not permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested.
We are currently authorized to sell up to $3.0 billion of short-term commercial paper notes. As of December 31, 2024, $1.6 billion of commercial paper notes were outstanding, and the largest amount of commercial paper notes outstanding during the current-year quarter was $1.9 billion.
The Company has a line of credit totaling $3.0 billion through a multi-currency revolving credit agreement with a group of banks, of which $1.4 billion was available as of December 31, 2024. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the credit agreement. The credit agreement expires in June 2028; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which may result in changes to the current terms and conditions of the credit agreement. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement, nor would it accelerate the repayment of any outstanding borrowings.
We primarily utilize unsecured medium-term notes and senior notes to meet our financing needs and we expect to continue to borrow funds at reasonable rates over the long term. Refer to the Cash flows from financing activities section above and Note 15 to the Consolidated Financial Statements for further discussion.

Our debt portfolio included a Term Loan Facility. During the six months ended December 31, 2024, we repaid the remaining principal balance of $490 million of the Term Loan Facility. Refer to Note 15 to the Consolidated Financial Statements for further discussion.
The Company’s credit agreement and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at December 31, 2024, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At December 31, 2024, the Company's debt to debt-shareholders' equity ratio was 0.41 to 1.0. We are in compliance and expect to remain in compliance with all covenants set forth in the credit agreement and indentures.
Our goal is to maintain an investment-grade credit profile. The rating agencies periodically update the Company's credit ratings as events occur. At December 31, 2024, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	A-
Moody's Investors Services, Inc.	Baa1
Standard & Poor's	BBB+

Supply Chain Financing
We continue to identify opportunities to improve our liquidity and working capital efficiency, which include the extension of payment terms with our suppliers. We have supply chain financing programs with financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. We do not believe that changes in the availability of supply chain financing will have a significant impact on our liquidity. Refer to Note 10 to the Consolidated Financial Statements for further discussion.
Strategic Acquisitions and Divestitures
Acquisitions will be considered from time to time to the extent there is a strong strategic fit, while at the same time maintaining the Company’s strong financial position. In addition, we will continue to assess our existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for the Company. On July 28, 2024, the Company signed an agreement to divest its CFC business within the North America businesses of the Diversified Industrial Segment, which was acquired as part of the Meggitt acquisition. This divestiture closed on November 1, 2024 for net proceeds of $555 million. Refer to Note 4 to the Consolidated Financial Statements for further discussion. Additionally, we divested a non-core filtration business within the North America businesses of the Diversified Industrial Segment for proceeds of $66 million on November 1, 2024.

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
•supply chain and labor disruptions, including as a result of tariffs and labor shortages;
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

The Company makes these statements as of the date of the filing of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, and undertakes no obligation to update them unless otherwise required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Most of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from the translation of foreign currency-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than the subsidiary’s functional currency. We continue to manage the associated foreign currency transaction and translation risk using existing processes.
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
The Company’s debt portfolio contains variable rate debt, consisting of commercial paper, inherently exposing the Company to interest rate risk. The Term Loan Facility, which had a variable interest rate, was repaid as of December 31, 2024. Our objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting our exposure to changes in near-term interest rates. A 100 basis point increase in near-term interest rates would increase annual interest expense on variable rate debt, consisting of weighted-average commercial paper borrowings for the six months ended December 31, 2024, by approximately $18 million.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective.
There was no change to our internal control over financial reporting during the second quarter of fiscal 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Unregistered Sales of Equity Securities. Not applicable.
(b)Use of Proceeds. Not applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2024 through October 31, 2024	29,479	$631.05	29,479	7,195,034
November 1, 2024 through November 30, 2024	21,600	$685.87	21,600	7,173,434
December 1, 2024 through December 31, 2024	24,685	$671.70	24,685	7,148,749
Total:	75,764		75,764

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

ITEM 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2024.

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
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three and six months ended December 31, 2024 and 2023, (ii) Consolidated Statement of Comprehensive Income for the three and six months ended December 31, 2024 and 2023, (iii) Consolidated Balance Sheet at December 31, 2024 and June 30, 2024, (iv) Consolidated Statement of Cash Flows for the six months ended December 31, 2024 and 2023, and (v) Notes to Consolidated Financial Statements for the six months ended December 31, 2024.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Todd M. Leombruno
Todd M. Leombruno
Executive Vice President and Chief Financial Officer

Date:	January 31, 2025