Form 10-Q
period 2025-03-31
Parker-Hannifin Corp
filed 2025-05-06
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes  ☐    No  ☒
Number of Common Shares outstanding at March 31, 2025: 127,778,004

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net sales	$4,960,349	$5,074,356	$14,606,926	$14,742,791
Cost of sales	3,129,951	3,279,650	9,249,899	9,478,961
Selling, general and administrative expenses	784,355	816,337	2,415,565	2,496,830
Interest expense	95,942	123,732	309,835	387,229
Other income, net	(44,713)	(65,406)	(404,230)	(228,872)
Income before income taxes	994,814	920,043	3,035,857	2,608,643
Income taxes	33,628	193,309	427,494	548,780
Net income	961,186	726,734	2,608,363	2,059,863
Less: Noncontrolling interest in subsidiaries' earnings	320	160	535	611
Net income attributable to common shareholders	$960,866	$726,574	$2,607,828	$2,059,252

Earnings per share attributable to common shareholders:
Basic	$7.48	$5.65	$20.28	$16.03
Diluted	$7.37	$5.56	$19.97	$15.82

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net income	$961,186	$726,734	$2,608,363	$2,059,863
Less: Noncontrolling interests in subsidiaries' earnings	320	160	535	611
Net income attributable to common shareholders	960,866	726,574	2,607,828	2,059,252

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	167,432	(168,919)	62,826	(119,216)
Retirement benefits plan activity	3,336	1,369	10,197	4,098
Other comprehensive income (loss)	170,768	(167,550)	73,023	(115,118)
Less: Other comprehensive income (loss) for noncontrolling interests	23	(392)	(605)	384
Other comprehensive income (loss) attributable to common shareholders	170,745	(167,158)	73,628	(115,502)
Total comprehensive income attributable to common shareholders	$1,131,611	$559,416	$2,681,456	$1,943,750

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(Unaudited)

	March 31, 2025	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$408,735	$422,027
Trade accounts receivable, net	2,852,833	2,865,546
Non-trade and notes receivable	281,789	331,429
Inventories	2,822,547	2,786,800
Prepaid expenses	253,436	252,618
Other current assets	157,800	140,204
Total current assets	6,777,140	6,798,624
Property, plant and equipment	7,159,783	7,074,574
Less: Accumulated depreciation	4,338,217	4,198,906
Property, plant and equipment, net	2,821,566	2,875,668
Deferred income taxes	271,431	92,704
Investments and other assets	1,215,201	1,207,232
Intangible assets, net	7,370,524	7,816,181
Goodwill	10,461,946	10,507,433
Total assets	$28,917,808	$29,297,842
LIABILITIES
Current liabilities:
Notes payable and long-term debt payable within one year	$1,951,543	$3,403,065
Accounts payable, trade	1,980,967	1,991,639
Accrued payrolls and other compensation	473,725	581,251
Accrued domestic and foreign taxes	356,506	354,659
Other accrued liabilities	851,725	982,695
Total current liabilities	5,614,466	7,313,309
Long-term debt	7,421,370	7,157,034
Pensions and other postretirement benefits	389,891	437,490
Deferred income taxes	1,399,612	1,583,923
Other liabilities	692,644	725,193
Total liabilities	15,517,983	17,216,949
EQUITY
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3,000,000 shares; none issued	—	—
Common stock, $.50 par value; authorized 600,000,000 shares; issued 181,046,128 shares at March 31 and June 30	90,523	90,523
Additional paid-in capital	243,658	264,508
Retained earnings	21,082,259	19,104,599
Accumulated other comprehensive (loss)	(1,364,384)	(1,438,012)
Treasury shares, at cost; 53,268,124 shares at March 31 and 52,442,162 shares at June 30	(6,661,082)	(5,949,646)
Total shareholders’ equity	13,390,974	12,071,972
Noncontrolling interests	8,851	8,921
Total equity	13,399,825	12,080,893
Total liabilities and equity	$28,917,808	$29,297,842
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,608,363	$2,059,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	263,454	257,700
Amortization	414,211	438,763
Stock incentive plan compensation	129,766	128,682
Deferred income taxes	(254,036)	(37,682)
Foreign currency transaction loss (gain)	14,616	(27,034)
(Gain) loss on property, plant and equipment and intangible assets	(8,531)	5,847
Gain on sale of businesses	(253,043)	(23,667)
Other, net	10,249	16,382
Changes in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable, net	14,867	(96,390)
Inventories	(129,619)	(69,426)
Prepaid expenses	(2,316)	(669)
Other current assets	(22,647)	(10,029)
Other assets	(7,387)	(67,354)
Accounts payable, trade	13,401	(78,452)
Accrued payrolls and other compensation	(97,813)	(134,459)
Accrued domestic and foreign taxes	(5,914)	(13,123)
Other accrued liabilities	(303,860)	23,380
Pensions and other postretirement benefits	(33,819)	(87,911)
Other liabilities	(41,181)	(137,344)
Net cash provided by operating activities	2,308,761	2,147,077
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(304,153)	(283,328)
Proceeds from property, plant and equipment	31,871	8,905
Proceeds from sale of businesses	622,697	75,561
Other, net	(5,745)	4,561
Net cash provided by (used in) investing activities	344,670	(194,301)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,975	3,196
Payments for common shares	(859,900)	(240,885)
Acquisition of noncontrolling interests	—	(2,883)
Payments for notes payable, net	(202,674)	(941,135)
Proceeds from long-term borrowings	739,232	12,173
Payments for long-term borrowings	(1,730,510)	(264,411)
Dividends paid	(630,168)	(571,583)
Net cash used in financing activities	(2,681,045)	(2,005,528)
Effect of exchange rate changes on cash	14,322	(16,946)
Net decrease in cash and cash equivalents	(13,292)	(69,698)
Cash and cash equivalents at beginning of year	422,027	475,182
Cash and cash equivalents at end of period	$408,735	$405,484

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts or as otherwise noted)

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
1. Management representation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2025, the results of operations for the three and nine months ended March 31, 2025 and 2024 and cash flows for the nine months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2024 Annual Report on Form 10-K.
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
Diversified Industrial Segment revenues by technology platform:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Motion Systems	$827,987	$942,667	$2,480,998	$2,802,947
Flow and Process Control	1,141,072	1,185,622	3,326,320	3,489,483
Filtration and Engineered Materials	1,419,700	1,537,354	4,290,405	4,506,214
Total	$3,388,759	$3,665,643	$10,097,723	$10,798,644
Aerospace Systems Segment revenues by market segment:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Commercial original equipment manufacturer ("OEM")	$492,517	$471,870	$1,373,890	$1,315,254
Commercial aftermarket	568,217	482,477	1,619,806	1,311,445
Defense OEM	285,548	260,818	832,673	787,196
Defense aftermarket	225,308	193,548	682,834	530,252
Total	$1,571,590	$1,408,713	$4,509,203	$3,944,147

Total Company revenues by geographic region based on the Company's selling operation's location:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
North America	$3,369,139	$3,438,587	$9,900,550	$9,965,836
Europe	973,709	1,026,035	2,806,121	2,915,334
Asia Pacific	563,097	554,991	1,739,015	1,693,316
Latin America	54,404	54,743	161,240	168,305
Total	$4,960,349	$5,074,356	$14,606,926	$14,742,791
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

Total contract assets and contract liabilities are as follows:

	March 31, 2025	June 30, 2024
Contract assets, current (included within Other current assets)	$157,314	$136,814
Contract assets, noncurrent (included within Investments and other assets)	14,359	21,063
Total contract assets	171,673	157,877
Contract liabilities, current (included within Other accrued liabilities)	(185,499)	(183,868)
Contract liabilities, noncurrent (included within Other liabilities)	(97,941)	(77,957)
Total contract liabilities	(283,440)	(261,825)
Net contract liabilities	$(111,767)	$(103,948)
Net contract liabilities at March 31, 2025 increased from the June 30, 2024 amount primarily due to timing differences between when revenue was recognized and the receipt of advance payments. During the nine months ended March 31, 2025, approximately $164 million of revenue was recognized that was included in the contract liabilities at June 30, 2024.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at March 31, 2025 was $11.0 billion, of which approximately 72 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.
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

5. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended March 31, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Numerator:
Net income attributable to common shareholders	$960,866	$726,574	$2,607,828	$2,059,252
Denominator:
Basic - weighted average common shares	128,442,623	128,502,829	128,619,515	128,467,209
Increase in weighted average common shares from dilutive effect of equity-based awards	1,878,179	2,090,197	1,956,710	1,702,122
Diluted - weighted average common shares, assuming exercise of equity-based awards	130,320,802	130,593,026	130,576,225	130,169,331

Basic earnings per share	$7.48	$5.65	$20.28	$16.03
Diluted earnings per share	$7.37	$5.56	$19.97	$15.82

For the three months ended March 31, 2025 and 2024, 199,230 and 113,956 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
For the nine months ended March 31, 2025 and 2024, 310,681 and 400,506 common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
6. Share repurchase program
The Company has a program to repurchase its common shares. On October 22, 2014, the Board of Directors of the Company approved an increase in the overall number of shares authorized for repurchase under the program so that, beginning on such date, the aggregate number of shares authorized for repurchase was 35 million. There is no limitation on the number of shares that can be repurchased in a fiscal year. There is no expiration date for this program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares. During the three months ended March 31, 2025, we repurchased 1,044,147 shares at an average price, including commissions, of $622.54 per share. During the nine months ended March 31, 2025, we repurchased 1,208,732 shares at an average price, including commissions, of $620.50 per share.
7. Trade accounts receivable, net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. We evaluate the collectibility of our receivables based on historical experience and current and forecasted economic conditions based on management's judgment. Additionally, receivables are written off to bad debt when management makes a final determination of uncollectibility. Allowance for credit losses was $12 million and $21 million at March 31, 2025 and June 30, 2024, respectively.
8. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2025	June 30, 2024
Notes receivable	$81,764	$93,114
Accounts receivable, other	200,025	238,315
Total	$281,789	$331,429

9. Inventories
The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2025	June 30, 2024
Finished products	$760,669	$777,775
Work in process	1,501,348	1,421,104
Raw materials	560,530	587,921
Total	$2,822,547	$2,786,800

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
Amounts due to our suppliers that elected to participate in the SCF programs are included in accounts payable, trade on the Consolidated Balance Sheet and payments made under the SCF programs are included within operating activities on the Consolidated Statement of Cash Flows. Accounts payable, trade included approximately $143 million and $116 million payable to suppliers who have elected to participate in the SCF programs as of March 31, 2025 and June 30, 2024, respectively. The amounts settled through the SCF programs and paid to the participating financial intermediaries totaled $324 million and $221 million during the first nine months of fiscal 2025 and 2024, respectively.
11. Business realignment and acquisition integration charges
We incurred business realignment and acquisition integration charges in the first nine months of fiscal 2025 and 2024, which included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. In both fiscal 2025 and 2024, a majority of the business realignment charges were incurred in Europe. We believe the realignment actions will positively impact future results of operations, but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges by business segment are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Diversified Industrial	$10,249	$6,953	$38,492	$32,877
Aerospace Systems	35	(12)	429	318
Corporate general and administrative expenses	(21)	—	554	—
Other expense, net	116	1,527	1,265	2,719
Reductions to our workforce made in connection with such business realignment charges by business segment are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Diversified Industrial	156	143	876	658
Aerospace Systems	45	(1)	61	1
Corporate general and administrative expenses	(1)	—	13	—

The business realignment charges are presented in the Consolidated Statement of Income as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Cost of sales	$4,742	$3,014	$20,772	$18,465
Selling, general and administrative expenses	5,521	3,927	18,703	14,730
Other income, net	116	1,527	1,265	2,719
During the first nine months of fiscal 2025, approximately $33 million in payments were made relating to business realignment charges. Remaining payments related to business realignment actions of approximately $22 million, a majority of which are expected to be paid by December 31, 2025, are primarily reflected within the accrued payrolls and other compensation and other accrued liabilities captions in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment actions described above, the timing and amount of which are not known at this time.
We also incurred the following acquisition integration charges:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Diversified Industrial	$2,072	$1,292	$3,477	$3,302
Aerospace Systems	3,375	11,964	15,274	26,374
Charges incurred in fiscal 2025 and 2024 relate to the acquisition of Meggitt. In both fiscal 2025 and 2024, these charges were primarily included in selling, general and administrative expenses ("SG&A") within the Consolidated Statement of Income.
12. Equity

Changes in equity for the three months ended March 31, 2025 and 2024 are as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$90,523	$244,191	$20,331,500	$(1,535,129)	$(6,012,532)	$8,508	$13,127,061
Net income			960,866			320	961,186
Other comprehensive income				170,745		23	170,768
Dividends paid ($1.63 per share)			(210,107)				(210,107)
Stock incentive plan activity		(533)			6,595		6,062
Shares purchased at cost, including excise tax					(655,145)		(655,145)
Balance at March 31, 2025	$90,523	$243,658	$21,082,259	$(1,364,384)	$(6,661,082)	$8,851	$13,399,825

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$90,523	$352,817	$17,993,453	$(1,241,216)	$(5,892,999)	$9,801	$11,312,379
Net income			726,574			160	726,734
Other comprehensive loss				(167,158)		(392)	(167,550)
Dividends paid ($1.48 per share)			(190,468)				(190,468)
Stock incentive plan activity		(57,087)			25,579		(31,508)
Shares purchased at cost					(49,166)		(49,166)
Balance at March 31, 2024	$90,523	$295,730	$18,529,559	$(1,408,374)	$(5,916,586)	$9,569	$11,600,421

Changes in equity for the nine months ended March 31, 2025 and 2024 are as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2024	$90,523	$264,508	$19,104,599	$(1,438,012)	$(5,949,646)	$8,921	$12,080,893
Net income			2,607,828			535	2,608,363
Other comprehensive income (loss)				73,628		(605)	73,023
Dividends paid ($4.89 per share)			(630,168)				(630,168)
Stock incentive plan activity		(20,850)			43,709		22,859
Shares purchased at cost, including excise tax					(755,145)		(755,145)
Balance at March 31, 2025	$90,523	$243,658	$21,082,259	$(1,364,384)	$(6,661,082)	$8,851	$13,399,825

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2023	$90,523	$305,522	$17,041,502	$(1,292,872)	$(5,817,787)	$11,391	$10,338,279
Net income			2,059,252			611	2,059,863
Other comprehensive (loss) income				(115,502)		384	(115,118)
Dividends paid ($4.44 per share)			(571,195)			(388)	(571,583)
Stock incentive plan activity		(10,207)			50,368		40,161
Acquisition activity		415				(2,429)	(2,014)
Shares purchased at cost					(149,167)		(149,167)
Balance at March 31, 2024	$90,523	$295,730	$18,529,559	$(1,408,374)	$(5,916,586)	$9,569	$11,600,421

Changes in accumulated other comprehensive (loss) in shareholders' equity by component for the nine months ended March 31, 2025 and 2024 are as follows:

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2024	$(1,129,997)	$(308,015)	$(1,438,012)
Other comprehensive income before reclassifications	63,431	—	63,431
Amounts reclassified from accumulated other comprehensive (loss)	—	10,197	10,197
Balance at March 31, 2025	$(1,066,566)	$(297,818)	$(1,364,384)

	Foreign Currency Translation Adjustment	Retirement Benefit Plans	Total
Balance at June 30, 2023	$(962,044)	$(330,828)	$(1,292,872)
Other comprehensive (loss) before reclassifications	(119,600)	—	(119,600)
Amounts reclassified from accumulated other comprehensive (loss)	—	4,098	4,098
Balance at March 31, 2024	$(1,081,644)	$(326,730)	$(1,408,374)

Significant reclassifications out of accumulated other comprehensive (loss) in shareholders' equity for the nine months ended March 31, 2025 and 2024 are as follows:

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Nine Months Ended
	March 31, 2025	March 31, 2025
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(846)	$(2,499)	Other income, net
Recognized actuarial (loss)	(3,628)	(11,179)	Other income, net
Total before tax	(4,474)	(13,678)
Tax benefit	1,138	3,481
Net of tax	$(3,336)	$(10,197)

Details about Accumulated Other Comprehensive (Loss) Components	Income (Expense) Reclassified from Accumulated Other Comprehensive (Loss)		Consolidated Statement of Income Classification
	Three Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2024
Retirement benefit plans
Amortization of prior service cost and initial net obligation	$(319)	$(955)	Other income, net
Recognized actuarial loss	(1,555)	(4,656)	Other income, net
Total before tax	(1,874)	(5,611)
Tax benefit	505	1,513
Net of tax	$(1,369)	$(4,098)

13. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the nine months ended March 31, 2025 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2024	$7,607,429	$2,900,004	$10,507,433
Divestitures	(89,549)	—	(89,549)
Foreign currency translation	33,478	10,584	44,062
Balance at March 31, 2025	$7,551,358	$2,910,588	$10,461,946
Divestitures relate to both CFC and a non-core filtration business. Refer to Note 4 for further discussion.
Goodwill is tested for impairment at the reporting unit level annually and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. The Company performed its fiscal 2025 annual goodwill impairment test as of January 1, which indicated no impairment existed.

Intangible assets are amortized using the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	March 31, 2025		June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$2,100,813	$523,809	$2,116,999	$451,908
Trade names	1,014,874	473,713	1,041,633	441,382
Customer relationships and other	8,030,398	2,778,039	8,044,208	2,493,369
Total	$11,146,085	$3,775,561	$11,202,840	$3,386,659
Total intangible asset amortization expense for the nine months ended March 31, 2025 and 2024 was $414 million and $439 million, respectively. The estimated amortization expense for the five years ending June 30, 2025 through 2029 is $550 million, $545 million, $538 million, $531 million and $505 million, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred during the nine months ended March 31, 2025 and 2024.
14. Retirement benefits
Net pension (benefit) expense recognized included the following components:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Service cost	$6,972	$7,326	$5,378	$5,320
Interest cost	46,013	47,376	18,461	20,268
Expected return on plan assets	(61,243)	(64,383)	(21,084)	(23,998)
Amortization of prior service cost	762	227	63	92
Amortization of net actuarial loss	2,577	401	1,604	1,591
Net pension (benefit) expense	$(4,919)	$(9,053)	$4,422	$3,273
We recognized $0.3 million and $0.5 million in expense related to other postretirement benefits during the three months ended March 31, 2025 and 2024, respectively.

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Service cost	$20,918	$21,977	$16,459	$16,616
Interest cost	138,039	142,128	56,267	59,949
Expected return on plan assets	(183,730)	(193,148)	(64,263)	(71,714)
Amortization of prior service cost	2,287	681	191	274
Amortization of net actuarial loss	7,732	1,204	4,890	4,763
Net pension (benefit) expense	$(14,754)	$(27,158)	$13,544	$9,888

We recognized $1.3 million and $1.6 million in expense related to other postretirement benefits during the nine months ended March 31, 2025 and 2024, respectively.
Components of retirement benefits expense, other than service cost, are included in other income, net in the Consolidated Statement of Income.

15. Debt
In February 2025, the Company issued €700 million aggregate principal amount of 2.90 percent Senior Notes due March 1, 2030 (the “Notes”). Interest on the Notes will be paid annually on March 1 of each year, commencing March 1, 2026. We used the net proceeds from the issuance of the Notes, together with cash on hand, to repay the €700 million aggregate principal amount of 1.125 percent Senior Notes upon maturity in March 2025.
Our debt portfolio included a term loan facility (the “Term Loan Facility”). During the nine months ended March 31, 2025, we repaid the remaining principal balance of $490 million of the Term Loan Facility. Additionally, we repaid the $500 million aggregate principal amount of fixed rate medium-term notes bearing interest of 3.3 percent upon maturity in November 2024. Refer to the Company’s 2024 Annual Report on Form 10-K for further discussion.
Commercial paper notes outstanding at March 31, 2025 and June 30, 2024 were $1.9 billion and $2.1 billion, respectively.
Based on the Company’s rating level at March 31, 2025, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At March 31, 2025, our debt to debt-shareholders' equity ratio was 0.41 to 1.0. We are in compliance, and expect to remain in compliance, with all covenants set forth in the credit agreement and indentures governing certain debt securities.
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
During the three months ended March 31, 2025, we completed an initiative that simplified our foreign legal entity structure. The initiative impacted our evaluation of certain foreign tax loss carryforwards whose realizability was previously considered to be remote. This led to a valuation allowance release and the recording of a $180 million discrete tax benefit.
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of March 31, 2025, we had gross unrecognized tax benefits of $82 million, all of which, if recognized, would impact the effective tax rate. The accrued interest and accrued penalties related to the gross unrecognized tax benefits, excluded from the amount above, is $22 million and $2 million, respectively. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $30 million as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.
We file income tax returns in the United States and in various foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are open to assessment on our U.S. federal income tax returns by the Internal Revenue Service for fiscal years after 2013, and our state and local returns for fiscal years after 2018. We are also open to assessment for significant foreign jurisdictions for fiscal years after 2011.
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
The carrying value of long-term debt, which excludes the impact of net unamortized debt issuance costs, and estimated fair value of long-term debt are as follows:

	March 31, 2025	June 30, 2024
Carrying value of long-term debt	$7,483,808	$8,469,739
Estimated fair value of long-term debt	7,082,399	7,884,556
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
In February 2025, the Company issued €700 million aggregate principal amount of 2.90 percent Senior Notes due 2030. We used the net proceeds from the issuance of the Notes, together with cash on hand, to repay the €700 million aggregate principal amount of 1.125 percent Senior Notes due 2025. The Company’s €700 million aggregate principal amount of Notes have been designated as a hedge of the Company’s net investment in certain foreign subsidiaries. The effect of translating the Notes into U.S. dollars is recorded in accumulated other comprehensive (loss) and remains there until the underlying net investment is sold or substantially liquidated.
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value.
The location and fair value of derivative financial instruments reported in the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	March 31, 2025	June 30, 2024
Net investment hedges
Cross-currency swap contracts	Investments and other assets	$20,014	$16,325
Cross-currency swap contracts	Other liabilities	—	208
Other derivative contracts
Forward exchange contracts	Non-trade and notes receivable	6,719	7,625
Forward exchange contracts	Other accrued liabilities	28,040	72
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

Gains (losses) on derivative financial instruments that were recorded in the Consolidated Statement of Income are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Forward exchange contracts	$(30,769)	$9,192	$(4,783)	$7,379

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive (loss) on the Consolidated Balance Sheet are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Cross-currency swap contracts	$4,039	$2,519	$1,838	$(12,798)
Foreign currency denominated debt	(23,671)	13,237	(4,687)	6,536

During the nine months ended March 31, 2025 and 2024, the periodic interest settlements related to the cross-currency swap contracts were not material.

A summary of financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2025 and June 30, 2024 are as follows:

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$26,733	$—	$26,733	$—
Liabilities:
Derivatives	28,040	—	28,040	—

		Quoted Prices	Significant Other	Significant
	Fair	In Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$23,950	$—	$23,950	$—
Liabilities:
Derivatives	280	—	280	—
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net sales
Diversified Industrial	$3,388,759	$3,665,643	$10,097,723	$10,798,644
Aerospace Systems	1,571,590	1,408,713	4,509,203	3,944,147
Total net sales	$4,960,349	$5,074,356	$14,606,926	$14,742,791
Segment operating income
Diversified Industrial	$779,103	$800,211	$2,273,211	$2,359,299
Aerospace Systems	372,908	289,339	1,034,078	778,711
Total segment operating income	1,152,011	1,089,550	3,307,289	3,138,010
Corporate general and administrative expenses	43,698	56,782	148,756	162,340
Income before interest expense and other expense (income), net	1,108,313	1,032,768	3,158,533	2,975,670
Interest expense	95,942	123,732	309,835	387,229
Other expense (income), net	17,557	(11,007)	(187,159)	(20,202)
Income before income taxes	$994,814	$920,043	$3,035,857	$2,608,643

19. Other income, net
The table below includes the components of other income, net in the Consolidated Statement of Income:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Expense (income)	2025	2024	2025	2024
Foreign currency transaction loss (gain)	$9,413	$(11,102)	$14,616	$(27,034)
Income related to equity method investments	(48,792)	(38,868)	(125,762)	(113,523)
Non-service components of retirement benefit cost	(12,552)	(17,873)	(37,198)	(53,346)
(Gain) loss on disposal of assets and divestitures	(4,226)	3,047	(261,574)	(17,820)
Interest income	(3,378)	(2,810)	(8,626)	(8,350)
Saegertown incident	7,725	—	7,725	—
Other items, net	7,097	2,200	6,589	(8,799)
	$(44,713)	$(65,406)	$(404,230)	$(228,872)
Equity method investments consist of investments in joint-venture companies in which ownership is 50 percent or less and in which the Company does not have operating control. During the nine months ended March 31, 2025 and 2024, we received cash dividends from equity method investments of $112 million and $114 million, respectively. Sales to and services performed for equity method investments totaled $27 million and $20 million for the three months ended March 31, 2025 and 2024, respectively, and $69 million and $54 million for the nine months ended March 31, 2025 and 2024, respectively.
For further discussion of the (gain) loss on disposal of assets and divestitures and non-service components of retirement benefit cost refer to Notes 4 and 14, respectively.
Saegertown incident represents the deductible and retained liability expense associated with a fire at our plant in Saegertown, Pennsylvania in February 2025.

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2025
AND COMPARABLE PERIODS ENDED MARCH 31, 2024

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

We manage our supply chain through our "local for local" manufacturing strategy, ongoing supplier management process and broadened supply base. We actively monitor global trade policies and inflation, managing their impact through a variety of cost and pricing measures. In addition, continuous improvement and lean initiatives, along with disciplined workforce and discretionary spending management, further enhance our ability to mitigate these impacts. At the same time, we are appropriately addressing the ongoing needs of our business so that we continue to serve our customers.

Over the long term, the extent to which our business and results of operations will be impacted by global economic and political uncertainty, geopolitical risks and public health crises depends on future developments that remain uncertain. We will continue to monitor the global environment and manage our business with the goal to minimize unfavorable impacts on operations and financial results.

On February 9, 2025, a fire damaged a portion of our Saegertown, Pennsylvania facility, causing a pause in production. Some production and operations were re-established within days of the event and global resources have been deployed to restore capacity to minimize customer disruption. Full capacity is expected to be restored during the fourth quarter of fiscal 2025. There was no material impact as a result of this disruption during the third quarter of fiscal 2025 and none are expected during future periods.

We maintain third-party insurance coverage for property damage, clean-up, replacement and business interruption, subject to an $8 million deductible and liability retention for the event, which was recorded in other income, net during the third quarter. While we expect to be reimbursed for a significant portion of our business interruption impacts by our third-party insurance coverage, we will not record any associated gain until realized.

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
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2025	2024	2025	2024
Net sales	$4,960	$5,074	$14,607	$14,743
Gross profit margin	36.9%	35.4%	36.7%	35.7%
Selling, general and administrative expenses	$784	$816	$2,416	$2,497
Selling, general and administrative expenses, as a percent of sales	15.8%	16.1%	16.5%	16.9%
Interest expense	$96	$124	$310	$387
Other income, net	$(45)	$(65)	$(404)	$(229)
Effective tax rate	3.4%	21.0%	14.1%	21.0%
Net income	$961	$727	$2,608	$2,060
Net income, as a percent of sales	19.4%	14.3%	17.9%	14.0%
Net sales decreased in the current-year quarter due to lower sales in the Diversified Industrial Segment, partially offset by higher sales in the Aerospace Systems Segment. The effect of currency exchange rate changes decreased net sales during the current-year quarter by approximately $57 million, which was primarily attributable to the Diversified Industrial Segment. The impact of divestiture activity decreased net sales by approximately $105 million during the current-year quarter.
Net sales decreased in the first nine months of fiscal 2025 due to lower sales in the Diversified Industrial Segment, partially offset by higher sales in the Aerospace Systems Segment. The effect of currency exchange rate changes decreased net sales during the first nine months of fiscal 2025 by approximately $105 million, of which $110 million was attributable to the Diversified Industrial Segment, partially offset by an increase of $5 million in the Aerospace Systems Segment. The impact of divestiture activity decreased net sales by approximately $180 million during the first nine months of fiscal 2025.
Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased in the current-year quarter and first nine months of fiscal 2025 due to higher margins in both segments primarily resulting from price increases, favorable product mix and cost containment, as well as benefits from prior-year business realignment activities, partially offset by decreased volume within the Diversified Industrial Segment.
Cost of sales also included business realignment and acquisition integration charges of $5 million and $4 million for the current and prior-year quarter, respectively, and $21 million for both the first nine months of fiscal 2025 and 2024.

Selling, general and administrative expenses ("SG&A") decreased in the current-year quarter and first nine months of fiscal 2025 primarily due to lower research and development expenses and benefits from prior-year restructuring and acquisition-integration activities, as well as cost containment. In the first nine months of fiscal 2025 lower intangible asset amortization also contributed to the decrease in SG&A.
SG&A also included business realignment and acquisition integration charges of $11 million and $16 million for the current and prior-year quarter, respectively, and $37 million and $42 million for the first nine months of fiscal 2025 and 2024, respectively.
Interest expense decreased during the current-year quarter and the first nine months of fiscal 2025 primarily due to lower average debt outstanding.
Other income, net included the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2025	2024	2025	2024
Expense (income)
Foreign currency transaction loss (gain)	$9	$(11)	$15	$(27)
Income related to equity method investments	(49)	(39)	(126)	(114)
Non-service components of retirement benefit cost	(13)	(18)	(37)	(53)
(Gain) loss on disposal of assets and divestitures	(4)	3	(262)	(18)
Interest income	(3)	(3)	(9)	(8)
Saegertown incident	8	—	8	—
Other items, net	7	2	7	(9)
	$(45)	$(65)	$(404)	$(229)
Foreign currency transaction loss (gain) primarily relates to the impact of exchange rates on intercompany transactions, forward contracts, cash, as well as accounts and notes payables and receivables. (Gain) loss on disposal of assets and divestitures during the first nine months of fiscal 2025 primarily relates to the divestiture of the composites and fuel containment ("CFC") business. Refer to Note 4 to the Consolidated Financial Statements for further discussion.

Effective tax rate for the current-year quarter of fiscal 2025 was lower than the U.S. Federal statutory rate of 21 percent due to tax benefits from the release of a foreign valuation allowance, share-based compensation, and foreign-derived intangible income, which were partially offset by U.S. state and local taxes and taxes related to international activities. Refer to Note 16 to the Consolidated Financial Statements for further discussion.

The effective tax rate for the first nine months of fiscal 2025 was lower than the U.S. Federal statutory rate of 21 percent for the same reasons as those listed above for the current-year quarter, plus a tax benefit from a lower taxable gain on divestitures than gain under accounting principles generally accepted in the United States of America ("GAAP").

The effective tax rate for the comparable prior-year periods was equal to the U.S. Federal statutory rate of 21 percent due to tax benefits from share-based compensation and foreign-derived intangible income, which were offset by U.S. state and local taxes and taxes related to international activities.

The fiscal 2025 effective tax rate is expected to be approximately 16 percent.

BUSINESS SEGMENT INFORMATION
The Business Segment information presents sales and operating income on a basis that is consistent with the manner in which the Company's various businesses are managed for internal review and decision-making.
Diversified Industrial Segment

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2025	2024	2025	2024
Net sales
North America businesses	$2,031	$2,231	$6,059	$6,572
International businesses	1,358	1,434	4,038	4,227
Diversified Industrial Segment	3,389	3,666	10,098	10,799
Operating income
North America businesses	467	490	1,378	1,458
International businesses	312	310	895	901
Diversified Industrial Segment	$779	$800	$2,273	$2,359
Operating margin
North America businesses	23.0%	22.0%	22.7%	22.2%
International businesses	23.0%	21.6%	22.2%	21.3%
Diversified Industrial Segment	23.0%	21.8%	22.5%	21.8%
Backlog	$3,748	$4,364	$3,748	$4,364

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year periods versus the comparable prior-year periods:

	Period Ending March 31, 2025
	Three Months	Nine Months
North America businesses – as reported	(9.0)%	(7.8)%
Divestitures	(4.7)%	(2.7)%
Currency	(0.8)%	(0.6)%
North America businesses – without divestitures and currency[1]	(3.5)%	(4.5)%

International businesses– as reported	(5.3)%	(4.5)%
Currency	(2.5)%	(1.8)%
International businesses – without currency[1]	(2.8)%	(2.7)%

Diversified Industrial Segment – as reported	(7.6)%	(6.5)%
Divestitures	(2.9)%	(1.7)%
Currency	(1.5)%	(1.0)%
Diversified Industrial Segment – without divestitures and currency[1]	(3.2)%	(3.8)%
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
Net Sales
Diversified Industrial Segment sales decreased $277 million and $701 million from the prior-year quarter and first nine months of fiscal 2024, respectively. The effect of changes in currency exchange rates decreased sales by approximately $54 million and $110 million in the current-year quarter and first nine months of fiscal 2025, respectively. The impact of divestiture activity decreased sales by approximately $105 million and $180 million in the current-year quarter and first nine months of fiscal 2025, respectively. Excluding the effects of the changes in currency exchange rates and divestiture activity, sales decreased $118 million and $411 million from the prior-year quarter and first nine months of fiscal 2024, respectively.

North America businesses - Sales decreased $201 million and $512 million from the prior-year quarter and first nine months of fiscal 2024, respectively. The effect of changes in currency exchange rates decreased sales by approximately $17 million and $37 million in the current-year quarter and first nine months of fiscal 2025, respectively. The effects of divestiture activity decreased sales by approximately $105 million and $180 million in the current-year quarter and first nine months of fiscal 2025, respectively. Excluding the effects of changes in currency exchange rates and divestiture activity, sales in the North America businesses decreased $78 million and $296 million in the current-year quarter and first nine months of fiscal 2025, respectively. In the current-year quarter and first nine months of fiscal 2025, the decrease in sales is primarily due to lower demand from end users in the in-plant and industrial equipment, off-highway, transportation and energy markets, partially offset by an increase in end-user demand in the HVAC and refrigeration and aerospace and defense markets.
International businesses - Sales decreased $76 million and $189 million from the prior-year quarter and first nine months of fiscal 2024, respectively. The effect of changes in currency exchange rates decreased sales by approximately $37 million and $73 million in the current-year quarter and first nine months of fiscal 2025. Excluding the effects of changes in currency exchange rates, sales in the International businesses decreased $40 million and $115 million in the current-year quarter and first nine months of fiscal 2025, respectively. In both the current-year quarter and first nine months of fiscal 2025, this decrease in sales was due to lower sales in Europe, partially offset by an increase in sales in the Asia Pacific region and Latin America.
Within Europe, sales in the current-year quarter and first nine months of fiscal 2025 decreased primarily due to lower demand from end users across the in-plant and industrial equipment, off-highway and transportation markets.
Within the Asia Pacific region, sales in the current-year quarter and first nine months of fiscal 2025 increased primarily due to higher end-user demand in the electronics and semiconductor and in-plant and industrial equipment markets, partially offset by lower demand from end users in the transportation, energy and off-highway markets.
Within Latin America, sales in the current-year quarter increased primarily due to higher end-user demand in the in-plant and industrial equipment, off-highway and transportation markets, partially offset by lower demand from end users in the energy market. In the first nine months of fiscal 2025, sales increased primarily due to higher end-user demand in the in-plant and industrial equipment, transportation, off-highway and energy markets.
Operating Margin
Diversified Industrial Segment operating margin increased during the current-year quarter and first nine months of fiscal 2025 in both the North America and International businesses due to favorable product mix, price increases and benefits related to prior- year restructuring activities as well as cost containment, partially offset by decreased sales volume. Also, during the current-year quarter and first nine months of fiscal 2025, operating margin in the North America businesses benefited from divestiture activity.
Business Realignment
The following business realignment and acquisition integration charges are included in the Diversified Industrial Segment operating income:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2025	2024	2025	2024
North America businesses	$5	$4	$15	$11
International businesses	7	4	27	25
Diversified Industrial Segment	$12	$8	$42	$36

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
We anticipate that cost savings realized from the workforce reduction measures taken in the first nine months of fiscal 2025 will not materially impact operating income in fiscal 2025 and will increase operating income by approximately two percent in fiscal 2026 for both the North America and International businesses. We expect to continue to take actions necessary to appropriately structure the operations of the Diversified Industrial Segment. We currently anticipate incurring approximately $20 million of additional business realignment charges in the remainder of fiscal 2025. However, continually changing business conditions could impact the ultimate costs we incur.

Backlog
Diversified Industrial Segment backlog, as of March 31, 2025, decreased from the prior-year quarter. Approximately 95 percent of the decrease in backlog was related to the CFC divestiture in the North America businesses. Approximately five percent of the decrease was due to shipments exceeding orders in the International businesses. Within the International businesses, Latin America, Europe and the Asia Pacific region accounted for approximately 60 percent, 30 percent and 10 percent of the decrease, respectively.
Diversified Industrial Segment backlog decreased from the June 30, 2024 amount of $4.2 billion. The decrease in backlog was related to the CFC divestiture in the North America businesses, partially offset by an increase in backlog in the International businesses. Within the International businesses, the increase in backlog from the June 30, 2024 amount was primarily attributable to Europe and the Asia Pacific region, partially offset by a decrease in backlog in Latin America.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Aerospace Systems Segment

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2025	2024	2025	2024
Net sales	$1,572	$1,409	$4,509	$3,944
Operating income	$373	$289	$1,034	$779
Operating margin	23.7%	20.5%	22.9%	19.7%
Backlog	$7,292	$6,465	$7,292	$6,465
Net Sales
Aerospace Systems Segment sales increased in both the current-year quarter and first nine months of fiscal 2025 primarily due to higher volume in the commercial and defense aftermarket. Higher volume in the commercial and defense original equipment manufacturer ("OEM") market segments also contributed to the sales increase.
Operating Margin
Aerospace Systems Segment operating margin increased during both the current-year quarter and first nine months of fiscal 2025 due to higher sales volume and favorable aftermarket mix, as well as benefits from cost containment initiatives and prior-year acquisition integration activities.
Business Realignment
Within the Aerospace Systems Segment, we incurred acquisition integration and business realignment charges of $3 million and $12 million in the current and prior-year quarter, respectively, and $16 million and $27 million in the first nine months of fiscal 2025 and 2024, respectively. We do not expect to incur material business realignment and acquisition integration charges in the remainder of fiscal 2025. However, continually changing business conditions could impact the ultimate costs we incur.

Backlog
Aerospace Systems Segment backlog, as of March 31, 2025, increased from the prior-year quarter primarily due to orders exceeding shipments in the defense and commercial OEM market segments. The increase in backlog from the June 30, 2024 amount of $6.7 billion is primarily due to orders exceeding shipments in the commercial and defense OEM market segments. Commercial and defense aftermarket backlog at March 31, 2025 remained relatively flat when compared to the June 30, 2024 amount.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Corporate general & administrative expenses

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2025	2024	2025	2024
Expense
Corporate general and administrative expense	$44	$57	$149	$162
Corporate general and administrative expense, as a percent of sales	0.9%	1.1%	1.0%	1.1%
Corporate general and administrative expenses decreased in the current-year quarter primarily due to lower benefits and incentive compensation expense, net expense associated with the Company's deferred compensation plan and related investments, charitable contributions and professional service fees.
Corporate general and administrative expenses decreased in the first nine months of fiscal 2025 primarily due to lower incentive compensation expense, lower net expense associated with the Company's deferred compensation plan and related investments, information technology expenses and discretionary spend, partially offset by an increase in professional service fees.
Other expense (income), net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(dollars in millions)	2025	2024	2025	2024
Expense (income)
Foreign currency transaction loss (gain)	$9	$(11)	$15	$(27)
Stock-based compensation	12	11	85	84
Non-service components of retirement benefit cost	(13)	(18)	(37)	(53)
(Gain) loss on disposal of assets and divestitures	(4)	3	(262)	(18)
Interest income	(3)	(3)	(9)	(8)
Saegertown incident	8	—	8	—
Other items, net	9	7	13	2
	$18	$(11)	$(187)	$(20)
Foreign currency transaction loss (gain) primarily relates to the impact of exchange rates on intercompany transactions, forward contracts, cash, as well as accounts and notes payables and receivables. (Gain) loss on disposal of assets and divestitures during the first nine months of fiscal 2025 primarily relates to the divestiture of the CFC business. Refer to Note 4 to the Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES
We believe that we are great generators and deployers of cash. We assess our liquidity in terms of our ability to generate cash to fund our operations and meet our strategic capital deployment objectives, which include the following:
•Continuing our record annual dividend increases
•Investing in organic growth and productivity
•Strategic acquisitions that strengthen our portfolio
•Share repurchases, including repurchases under the 10b5-1 share repurchase program

Cash Flows
A summary of cash flows follows:

	Nine Months Ended
	March 31,
(dollars in millions)	2025	2024
Cash provided by (used in):
Operating activities	$2,309	$2,147
Investing activities	345	(194)
Financing activities	(2,681)	(2,006)
Effect of exchange rates	14	(17)
Net decrease in cash and cash equivalents	$(13)	$(70)

Cash flows from operating activities for the first nine months of fiscal 2025 were $2,309 million compared to $2,147 million for the first nine months of fiscal 2024. This increase of $162 million was primarily related to an increase in earnings combined with strong management of working capital items. We continue to focus on managing inventory and other working capital requirements.
•Days sales outstanding relating to trade accounts receivable was 53 days at March 31, 2025, 51 days at June 30, 2024 and 53 days at March 31, 2024.
•Days supply of inventory on hand was 85 days at March 31, 2025, 80 days at June 30, 2024 and 87 days at March 31, 2024.
Cash flows from investing activities for the first nine months of fiscal 2025 and 2024 were impacted by the following factors:
•Capital expenditures of $304 million in fiscal 2025 compared to $283 million in fiscal 2024.
•Net proceeds totaling $621 million from the sale of the CFC and non-core filtration businesses in fiscal 2025.
•Proceeds totaling $74 million from the sale of the MicroStrain sensing systems and Filter Resources businesses in fiscal 2024.
Cash flows from financing activities for the first nine months of fiscal 2025 and 2024 were impacted by the following factors:
•Net commercial paper repayments of $213 million in fiscal 2025 compared to net commercial paper repayments of $941 million in fiscal 2024.
•Principal payments totaling $490 million related to borrowings under the term loan facility ("Term Loan Facility") in fiscal 2025 compared to principal payments totaling $250 million related to the Term Loan Facility in fiscal 2024.
•Aggregate principal payment of $500 million related to the maturity of medium-term notes during fiscal 2025.
•Repurchases under the Company's share repurchase program amounted to 1.2 million common shares for $750 million during fiscal 2025, compared to 0.3 million common shares for $149 million during fiscal 2024.
•Issuance of €700 million aggregate principal amount of 2.90 percent Senior Notes due 2030 (the "Notes") for which the proceeds were used to repay the €700 million aggregate principal amount of 1.125 percent Senior Notes due 2025 in fiscal 2025.

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
Dividends
We declared a quarterly cash dividend of $1.63 per share on January 23, 2025, which was paid on March 7, 2025. Dividends have been paid for 299 consecutive quarters. Additionally, we declared a quarterly cash dividend of $1.80 per share on April 24, 2025, payable on June 6, 2025, increasing our annual dividend per share paid to shareholders for 69 consecutive fiscal years.
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
Liquidity
Cash, comprised of cash and cash equivalents and marketable securities and other investments, includes $329 million and $311 million held by the Company's foreign subsidiaries at March 31, 2025 and June 30, 2024, respectively. The Company does not permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested.
We are currently authorized to sell up to $3.0 billion of short-term commercial paper notes. As of March 31, 2025, $1.9 billion of commercial paper notes were outstanding, and the largest amount of commercial paper notes outstanding during the current-year quarter was $2.2 billion.
The Company has a line of credit totaling $3.0 billion through a multi-currency revolving credit agreement with a group of banks, of which $1.1 billion was available as of March 31, 2025. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the credit agreement. The credit agreement expires in June 2028; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which may result in changes to the current terms and conditions of the credit agreement. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement, nor would it accelerate the repayment of any outstanding borrowings.
We primarily utilize unsecured medium-term notes and senior notes to meet our financing needs and we expect to continue to borrow funds at reasonable rates over the long term. Refer to the Cash flows from financing activities section above and Note 15 to the Consolidated Financial Statements for further discussion.
In February 2025, the Company issued €700 million aggregate principal amount of 2.90 percent Senior Notes due March 1, 2030. Interest on the Notes will be paid annually on March 1 of each year, commencing March 1, 2026. We used the net proceeds from the issuance of the Notes, together with cash on hand, to repay the €700 million aggregate principal amount of 1.125 percent Senior Notes upon maturity in March 2025. Refer to Notes 15 and 17 to the Consolidated Financial Statements for further discussion.
Our debt portfolio included a Term Loan Facility. During the nine months ended March 31, 2025, we repaid the remaining principal balance of $490 million of the Term Loan Facility. Refer to Note 15 to the Consolidated Financial Statements for further discussion.
The Company’s credit agreement and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at March 31, 2025, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At March 31, 2025, the Company's debt to debt-shareholders' equity ratio was 0.41 to 1.0. We are in compliance and expect to remain in compliance with all covenants set forth in the credit agreement and indentures.

Our goal is to maintain an investment-grade credit profile. The rating agencies periodically update the Company's credit ratings as events occur. At March 31, 2025, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	A-
Moody's Investors Services, Inc.	A3
Standard & Poor's	BBB+
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

The Company makes these statements as of the date of the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and undertakes no obligation to update them unless otherwise required by law.

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
The Company’s debt portfolio contains variable rate debt, consisting of commercial paper, inherently exposing the Company to interest rate risk. The Term Loan Facility, which had a variable interest rate, was repaid as of December 31, 2024. Our objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting our exposure to changes in near-term interest rates. A 100 basis point increase in near-term interest rates would increase annual interest expense on variable rate debt, consisting of weighted-average commercial paper borrowings for the nine months ended March 31, 2025, by approximately $18 million.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective.
There was no change to our internal control over financial reporting during the third quarter of fiscal 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Unregistered Sales of Equity Securities. Not applicable.
(b)Use of Proceeds. Not applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 through January 31, 2025	25,700	$654.80	25,700	7,123,049
February 1, 2025 through February 28, 2025	22,600	$683.98	22,600	7,100,449
March 1, 2025 through March 31, 2025	995,847	$620.29	995,847	6,104,602
Total:	1,044,147		1,044,147

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

ITEM 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2025.

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit
10(a)	Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance Bonus Plan, as Amended and Restated, effective as of January 22, 2025.*
31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the three and nine months ended March 31, 2025 and 2024, (ii) Consolidated Statement of Comprehensive Income for the three and nine months ended March 31, 2025 and 2024, (iii) Consolidated Balance Sheet at March 31, 2025 and June 30, 2024, (iv) Consolidated Statement of Cash Flows for the nine months ended March 31, 2025 and 2024, and (v) Notes to Consolidated Financial Statements for the nine months ended March 31, 2025.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Todd M. Leombruno
Todd M. Leombruno
Executive Vice President and Chief Financial Officer

Date:	May 6, 2025