Form 10-K
period 2025-06-30
Parker-Hannifin Corp
filed 2025-08-22
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2024:$81,765,915,350.
The number of Common Shares outstanding on July 31, 2025 was 126,682,154.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders, to be held on October 22, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PARKER-HANNIFIN CORPORATION
FORM 10-K
Fiscal Year Ended June 30, 2025
PART I

ITEM 1. Business
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
Reportable Segments
We have two reportable segments: Diversified Industrial and Aerospace Systems. Of the Company's $19.9 billion in net sales for fiscal year 2025, Diversified Industrial Segment products accounted for 69 percent and Aerospace Systems Segment products accounted for 31 percent.
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
Principal Products and Methods of Distribution
We offer hundreds of thousands of individual part numbers, and no single product contributed more than one percent to our total net sales for the year ended June 30, 2025. Listed below are some of our principal products.
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
Backlog and Seasonal Nature of Business
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. Our backlog by business segment for the past two years is included in Part II, Item 7 of this Annual Report on Form 10-K and is incorporated herein by reference. Our backlog was $11.0 billion at June 30, 2025 and $10.9 billion at June 30, 2024. Approximately 71 percent of our backlog at June 30, 2025 is scheduled for delivery in the succeeding twelve months. Because of the breadth and global scope of our business, our overall business is generally not seasonal in nature.
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
As of June 30, 2025, Parker was involved in environmental remediation and litigation at various U.S. and non-U.S. manufacturing facilities presently or formerly operated by us and as a "potentially responsible party," along with other companies, at off-site waste disposal facilities and regional sites.
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
Acquisitions
On September 12, 2022, the Company completed the acquisition of Meggitt plc ("Meggitt"). On June 30, 2025, the Company announced that it has agreed to acquire Curtis Instruments, Inc. from Rehlko. The pending acquisition of Curtis Instruments, Inc. and prior year acquisitions are discussed in Note 3 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Human Capital Management
At Parker, we align employment levels with the global needs of our business and our customers. As of June 30, 2025, we employed approximately 57,950 persons that we refer to as “team members,” of whom approximately 29,520 were employed by foreign subsidiaries.
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
Safety
The safety and well-being of Parker team members is our highest priority. Our safety goal is simple: to be the safest industrial company in the world, which we define as having the lowest annual recordable incident rate among our proxy peers. In fiscal year 2025, the recordable incident rate per 100 team members was 0.27, compared to a recordable incident rate of 0.31 in fiscal year 2024. We have successfully reduced our recordable incident rate by over 50% since our fiscal year 2019.
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
Parker activates engagement through our HPTs, which apply the expertise and perspective of team members who are closest to the product and customer to drive improvement throughout the company. We closely track our progress in support of a high performing work environment through our Global Engagement Survey. Our last completed survey, in fiscal year 2025, achieved a 92% response rate with an overall engagement score of 75%.
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

Inclusion
An inclusive environment is a core tenet of our values and one of our key measures of success within The Win Strategy. We have an ongoing commitment to an inclusive and welcoming workplace where everyone feels valued and adds value.
One important component of Parker’s inclusive workplace is the development and deployment of Business Resource Groups ("BRGs"), each of which is open to all team members. In addition to our BRGs, we have processes in place to attract and retain team members with a wide range of backgrounds, perspectives and experiences, helping to support them with career plans and experienced mentors. Our goal is to promote a strong, inclusive work environment that will provide us the best talent to further strengthen our organization for success.
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
Information about our Executive Officers
Our executive officers as of August 15, 2025, were as follows:

Name	Position	Officer Since(1)	Age as of 8/15/25
Jennifer A. Parmentier	Chairman of the Board and Chief Executive Officer	2015	58
Todd M. Leombruno	Executive Vice President and Chief Financial Officer	2017	55
Andrew D. Ross	President and Chief Operating Officer	2012	58
Mark J. Hart	Executive Vice President – Human Resources and External Affairs	2016	60
Rachid Bendali	Vice President and President – Engineered Materials Group	2022	48
Berend Bracht	Vice President and President – Motion Systems Group	2021	59
Mark T. Czaja	Vice President – Chief Technology and Innovation Officer	2021	63
Thomas C. Gentile	Vice President – Global Supply Chain	2017	53
Angela R. Ives	Vice President and Controller	2021	52
Matthew A. Jacobson	Vice President and President – Filtration Group	2025	46
Joseph R. Leonti	Vice President, General Counsel and Secretary	2014	53
Dinu J. Parel	Vice President – Chief Digital and Information Officer	2018	44
Jay P. Reidy	Vice President and President – Aerospace Group	2024	42
Patrick M. Scott	Vice President and President – Fluid Connectors Group	2024	47
Robert W. Malone	Vice President	2014	61

(1) Executive officers are elected by the Board of Directors to serve for a term of one year or until their respective successors are elected, except in the case of death, resignation or removal.
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
Ms. Ives has been Vice President and Controller since January 2021. She was Vice President, Assistant Controller from September 2020 to December 2020; Group VP Controller for the Instrumentation Group from November 2019 to August 2020; and Division Controller for the Electromechanical and Drives Division from October 2010 to October 2019.
Mr. Jacobson has been Vice President and President of the Filtration Group since July 2025. He was Vice President of Operations for the Motion Systems Group from July 2021 to June 2025 and Vice President of Supply Chain for the Motion Systems Group from June 2020 to June 2021. He held General Manager roles with the Hydraulic Pump and Power Systems Division and the Accumulator and Cooler Division from March 2013 to May 2020.
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
Mr. Malone has been a Vice President since December 2014 and previously also held the role of President of the Filtration Group from December 2014 to June 2025. He was Vice President of Operations for the Filtration Group from January 2013 to December 2014. He is also a Director of The Manitowoc Company, Inc.
ITEM 1A. Risk Factors
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
We cannot predict changes in worldwide or regional economic conditions and government policies, as such conditions are highly volatile and beyond our control. In addition, our responses to mitigate the impact of these conditions, such as potential price increases, could negatively impact our market share or relationships with distributors or customers. If these conditions deteriorate or remain at depressed levels for extended periods, however, our business, results of operations and financial condition could be materially adversely affected.
As a global business, we are exposed to economic, political and other risks in different countries in which we operate, which could materially reduce our sales, profitability or cash flows, or materially increase our liabilities.
Our net sales attributable to selling locations outside of the United States were approximately 36 percent in 2025, 36 percent in 2024 and 37 percent in 2023. In addition, many of our customers, manufacturing operations and suppliers are located outside the United States. The Company expects net sales from non-U.S. markets to continue to represent a significant portion of its total net sales. Our non-U.S. operations are subject to risks in addition to those facing our domestic operations, including:
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
•potentially adverse tax consequences, including any consequences from the One Big Beautiful Bill Act; and
•difficulties in implementing restructuring actions on a timely basis.
For example, the global nature of our business and our operations exposes us to political, economic, and other conditions in foreign countries and regions, such as the uncertainty about the future relationship between the U.S. and China, including with respect to trade policies, treaties, government regulations and tariffs. Any increased trade barriers or restrictions on global trade, including trade with China, could adversely impact our business, results of operations or financial condition.
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
In addition, worldwide focus on climate change issues has led to legislative and regulatory efforts to limit greenhouse gas emissions in the United States and in other countries in which we operate. Increased regulation of greenhouse gas emissions and other climate change concerns could subject us to additional costs and restrictions, including increased energy and raw material costs. We are not able to predict how such regulations would affect our business, operations or financial results, but increased regulation could have a material adverse effect on our business, operations and financial condition.

Climate change could also present risks to our operations. Extreme weather events linked to climate change, including hurricanes, flooding, wildfires, high heat and water scarcity, among others, create physical risks to our operating locations and supply chains. Further, although we are working towards and intend to meet our goal of achieving near-total decarbonization (scope 1 and 2 emissions) within our operations by 2040, we may be required to expend significant resources to do so, which could increase our operational costs. There can be no assurance of the extent to which any of our climate-related goals will be achieved, if at all, including on the timeline expected by customers or investors, or that any future investments we make in furtherance of achieving our goals will meet customer expectations and needs, investor expectations or market standards regarding sustainability, including reducing greenhouse gas emissions. Any failure, or perceived failure, by us to achieve our climate-related goals, further our initiatives, adhere to our public statements, comply with federal, state or international climate-related laws and regulations or meet evolving and varied customer and investor expectations and standards could result in legal and regulatory proceedings against us or could cause our customers to find other suppliers, each of which could adversely affect our reputation, the market price of our common shares, our results of operations, our financial condition or our cash flows.
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
We expect to continue our strategy of identifying and acquiring businesses with complementary products and services, and entering into joint ventures, which we believe will enhance our operations and profitability. However, there can be no assurance that we will be able to continue to find suitable businesses to purchase or joint venture opportunities, or that we will be able to acquire such businesses or enter into such joint ventures on acceptable terms. In addition, we may be unable to consummate announced pending transactions, including the Curtis Instruments, Inc. acquisition, due to an inability to obtain necessary regulatory approvals or support for otherwise suitable business targets or joint venture opportunities or otherwise, and we may be unable to obtain such regulatory approvals or support or otherwise consummate transactions on the timeline or terms that we anticipate, if at all. Furthermore, there are no assurances that we will be able to avoid acquiring or assuming unexpected liabilities. If we are unable to avoid these risks, our results of operations and financial condition could be materially adversely affected.
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
Our recent acquisitions have expanded, and further acquisitions and joint ventures may expand, significantly the size and complexity and reduce costs of our business. Our future success depends, in part, on the ability to manage this expanded business, which may pose or has posed substantial challenges for management, including challenges related to the management and monitoring of the expanded global operations and new manufacturing processes and products, and the associated costs and complexity. There can be no assurance of successful management of these matters or that we will realize the expected benefits of the acquisitions.
The Company may be subject to risks relating to organizational changes.
We regularly execute organizational changes such as divestitures and realignments to support our growth and cost management strategies. We also engage in initiatives aimed to increase productivity, efficiencies and cash flow and to reduce costs. The Company commits significant resources to identify, develop and retain key employees to ensure uninterrupted leadership and direction. If we are unable to successfully manage these and other organizational changes, the ability to complete such activities and realize anticipated synergies or cost savings as well as our results of operations and financial condition could be materially adversely affected. We cannot offer assurances that any of these initiatives will be beneficial to the extent anticipated, or that the estimated efficiency improvements, incremental cost savings or cash flow improvements will be realized as anticipated or at all.
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
We are subject to income taxes in the U.S. and various non-U.S. jurisdictions. Our domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. Our future financial condition and cash flow could be adversely affected by changes in effective tax rate as a result of changes in tax laws and judicial or regulatory interpretation thereof (including regulations and other guidance promulgated under the One Big Beautiful Bill Act), the mix of earnings in countries with differing statutory tax rates, changes in overall profitability, changes in U.S. generally accepted accounting principles ("GAAP"), or changes in the valuation of deferred tax assets. In addition, the amount of income taxes paid by the Company is subject to ongoing audits by non-U.S. and U.S. federal, state and local tax authorities. If these audits result in assessments different from estimated amounts, future financial results may include unfavorable adjustments to the Company’s tax liabilities, which could have a material adverse effect on the Company’s financial condition and cash flow.
Our indebtedness and restrictive covenants under our credit facilities could limit our operational and financial flexibility.
We have incurred significant indebtedness, and expect to incur additional debt for acquisitions, operations, research and development and capital expenditures, or for other reasons related to our overall capital deployment strategy. Our ability to make interest and scheduled principal payments and meet restrictive covenants could be adversely impacted by changes in the availability, terms and cost of capital, changes in interest rates or changes in our credit ratings or our outlook. These changes could increase our cost of financing and limit our debt capacity, thereby limiting our ability to pursue acquisition opportunities, react to market conditions and meet operational and capital needs, which may place us at a competitive disadvantage.
We carry goodwill on our balance sheet, which is subject to impairment testing and could subject us to significant non-cash charges to earnings in the future if impairment occurs.
We have goodwill recorded on our balance sheet. Goodwill is not amortized, but is tested for impairment annually as of January 1, in the third quarter or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill is impaired include a decline in our stock price and market capitalization, lower than projected operating results and cash flows, and slower growth rates in our industry. Declines in our stock price, lower operating results and any decline in industry conditions in the future could increase the risk of impairment. Impairment testing incorporates our estimates of future operating results and cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates, and our judgment regarding the applicable discount rates used on estimated operating results and cash flows. If we determine at a future time that impairment exists, it may result in a significant non-cash charge to earnings and lower stockholders’ equity.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 1C. Cybersecurity
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
We proactively work to address cybersecurity risk through our Digital & IT Risk Management Program, which focuses on identifying, assessing, responding to, monitoring and remediating cybersecurity-related risks. Parker’s dedicated Cyber Security team utilizes the National Institute of Standards and Technology ("NIST") Cyber Security Framework as its primary resource for identifying areas of risk and benchmarking and implementing continuous improvements. Our technical security configuration employs a centrally managed, layered approach, including hardened PCs, endpoint security detection software, email security, firewall appliances, and various network security protections. We employ enhanced security measures for operational technologies and secure account management, including a secondary anti-malware solution to our existing software to bolster our company-wide defenses. Additionally, we utilize third-party security monitoring services to further improve our 24/7 monitoring capabilities. We also maintain a third-party risk management program, which includes formally evaluating new vendors at onboarding and monitoring existing vendors on an ongoing basis, designed to oversee, identify, and reduce the potential impact to Parker and our customers of a security incident at a third-party vendor, supplier or other provider.
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
Within the last three years, Parker has only experienced immaterial information security breaches for which the total expenses were immaterial. As of the date of this report, we do not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. However, as discussed more fully under Item 1A. “Risk Factors—Business and Operational Risks” of this Form 10-K, cybersecurity threats remain a risk to our business operations.

Cybersecurity Governance
Management is responsible for assessing and managing material risks from cybersecurity threats with leadership from the Company’s Vice President – Chief Digital and Information Officer ("CDIO"), who is responsible for the Company’s global Digital, Information Technology and Cyber Security organization. Our CDIO has served in various roles in information technology and information security for approximately 20 years with Fortune 500 companies. Our CDIO holds Bachelor of Science and Master of Science degrees in Computer Engineering. He has also completed other advanced leadership training and coursework regarding cybersecurity risk management. Our CDIO reports directly to the Chief Executive Officer.
Parker’s cybersecurity program is led by our Digital & IT VP – Infrastructure and Security, who functions as our chief information security officer ("CISO") and has over 25 years of experience in cybersecurity operations, cybersecurity governance and compliance, risk management, operational technology ("OT") and connected products ("IoT") with global Fortune 200 and Fortune 500 companies across diverse industries, such as retail, consumer goods, entertainment and manufacturing. The CISO reports to our CDIO and is supported by and receives regular updates from our dedicated Cyber Security team within our IT function, as well as our IT Risk Council, a cross-functional group that meets regularly to optimize our Digital & IT Risk Management Program and promote alignment with our Enterprise Risk Management program.
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
ITEM 2. Properties
Our corporate headquarters is located in Cleveland, Ohio, and, at June 30, 2025, the Company maintained approximately 322 manufacturing plants. We also maintain various sales and administrative offices and distribution centers throughout the world. None of these manufacturing plants, administrative offices or distribution centers are individually material to our operations. The facilities are situated in 35 states within the United States and in 42 other countries. We own the majority of our manufacturing plants. Our leased properties consist of sales and administrative offices and distribution centers as well as manufacturing plants.
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
ITEM 3. Legal Proceedings
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
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)Market for the Registrant’s Common Equity. The Company’s common stock is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "PH". As of July 31, 2025, the number of shareholders of record of the Company was 2,898.
(b)Use of Proceeds. Not Applicable.
(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 through April 30, 2025	30,600	$569.23	30,600	6,074,002
May 1, 2025 through May 31, 2025	761,760	$656.32	761,760	5,312,242
June 1, 2025 through June 30, 2025	502,719	$663.31	502,719	4,809,523
Total	1,295,079		1,295,079

(1)On October 22, 2014, the Board of Directors approved a share repurchase program authorizing the repurchase of up to 35.0 million of the Company's common shares. On August 21, 2025, the Board of Directors approved an update to the number of shares available under the Company's existing share repurchase authorization so that the aggregate number of shares available for repurchase as of such date was 20.0 million. There is no limitation on the number of shares that can be repurchased in a year and there is no expiration date for the program.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Forward-looking statements contained in this and other written and oral reports are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. Often but not always, these statements may be identified from the use of forward-looking terminology such as "anticipates," "believes," "may," "should," "could," "expects," "targets," "is likely," "will," or the negative of these terms and similar expressions, and include all statements regarding future performance, orders, earnings projections, events or developments. Neither Parker nor any of its respective associates or directors, officers or advisers provides any representation, assurance or guarantee that the occurrence of the events expressed or implied in any forward-looking statements will actually occur. Parker cautions readers not to place undue reliance on these statements. It is possible that the future performance may differ materially from past performance or current expectations. A change in the economic conditions in individual markets may have a particularly volatile effect on segment performance.
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
•uncertainties surrounding timing, successful completion or integration of acquisitions and similar transactions, including the acquisition of Curtis Instruments, Inc.;
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
•legal and regulatory developments and other government actions, including related to environmental protection, and associated compliance costs; supply chain and labor disruptions, including as a result of tariffs and labor shortages;
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
The Company makes these statements as of the date of the filing of this Annual Report on Form 10-K for the year ended June 30, 2025 and undertakes no obligation to update them unless otherwise required by law.

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
The discussion below is structured to separately discuss the Consolidated Statement of Income, Business Segments, and Liquidity and Capital Resources. The term "year" and references to specific years refer to the applicable fiscal year. Dollars are presented in millions, except per share amounts or as otherwise noted. The Company has changed its presentation on the Consolidated Financial Statements from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior period disclosed amounts within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Discussion of the 2023 financial statements is included in Part II, Item 7 of the Company's 2024 Annual Report on Form 10-K.

CONSOLIDATED STATEMENT OF INCOME
The Consolidated Statement of Income summarizes the Company's operating performance. The discussion below compares the operating performance in 2025 and 2024.

(dollars in millions)	2025	2024
Net sales	$19,850	$19,930
Gross profit margin	36.9%	35.8%
Selling, general and administrative expenses	$3,255	$3,315
Selling, general and administrative expenses, as a percent of sales	16.4%	16.6%
Interest expense	$409	$506
Other (income) expense, net	(183)	(276)
Gain on sale of businesses and assets, net	$(273)	$(12)
Effective tax rate	14.0%	20.9%
Net income attributable to common shareholders	$3,531	$2,844
Net sales in 2025 decreased from the 2024 amount due to lower sales in the Diversified Industrial Segment, partially offset by higher sales in the Aerospace Systems Segment resulting from strength across commercial and defense markets. Within the Diversified Industrial Segment, the impact of divestiture activity decreased sales by approximately $295 million in 2025. The effect of currency exchange rates decreased net sales in 2025 by approximately $41 million, which is primarily attributable to the Diversified Industrial Segment.
Gross profit margin (calculated as net sales less cost of sales, divided by net sales) increased in 2025 primarily due to higher margins in both segments resulting from price increases, favorable product mix, cost containment and continued execution of the Win Strategy.
Cost of sales also included business realignment and acquisition integration charges of $31 million and $34 million in 2025 and 2024, respectively.
Selling, general and administrative expenses decreased in 2025 compared to 2024 primarily due to benefits from prior-year restructuring and acquisition-integration activities, lower research and development expenses and cost containment initiatives.
Selling, general and administrative expenses also included business realignment and acquisition integration charges of $45 million and $55 million in 2025 and 2024, respectively.
Interest expense in 2025 decreased compared to 2024 primarily due to lower average debt outstanding.
Other (income) expense, net included the following:

(dollars in millions)	2025	2024
Foreign currency transaction loss (gain)(1)	$46	$(38)
Income related to equity method investments	(178)	(152)
Non-service components of retirement benefit cost	(51)	(73)
Interest income	(11)	(15)
Saegertown incident(2)	8	—
Other items, net	3	2
Total other (income) expense, net	$(183)	$(276)

(1) Foreign currency transaction loss (gain) primarily relates to the impact of exchange rates on cash, forward contracts and intercompany transactions.
(2) On February 9, 2025, a fire damaged a portion of our Saegertown, Pennsylvania facility, causing a pause in production. Some production and operations were re-established within days of the event. Global available capacity has been utilized to restore production, substantially fulfill demand and minimize customer disruption. There was no material impact as a result of this disruption during fiscal 2025 and none is expected during future periods. We maintain third-party insurance coverage for property damage, clean-up, replacement and business interruption, subject to an $8 million deductible and liability retention for the event, which was recorded in the third quarter of 2025. While we expect to be reimbursed for a significant portion of our business interruption impacts by our third-party insurance coverage, we will not record any associated gain until realized.

Gain on sale of businesses and assets, net in 2025 primarily relates to the divestiture of the composites and fuel containment ("CFC") business. Refer to Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
Effective tax rate in 2025, was lower than the U.S. Federal statutory rate of 21 percent due to tax benefits from the release of a foreign valuation allowance, share-based compensation, foreign-derived intangible income and a tax benefit from a lower taxable gain on divestitures than gain under GAAP, which were partially offset by U.S. state and local taxes and taxes related to international activities.
The effective tax rate in 2024, was lower than the U.S. Federal statutory rate of 21 percent due to share-based compensation and foreign-derived intangible income, which were partially offset by U.S. state and local taxes and taxes related to international activities.
Refer to Note 5 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a further reconciliation of the U.S. federal statutory tax rate to our effective tax rate.
BUSINESS SEGMENT INFORMATION
The Business Segment information presents sales and operating income on a basis that is consistent with the manner in which the Company's various businesses are managed for internal review and decision-making.
Diversified Industrial Segment

(dollars in millions)	2025	2024
Net sales
North America businesses	$8,134	$8,801
International businesses	5,531	5,657
Diversified Industrial Segment	13,665	14,458
Operating income
North America businesses	1,891	1,963
International businesses	1,229	1,213
Diversified Industrial Segment	$3,120	$3,176
Operating income as a percent of sales
North America businesses	23.2%	22.3%
International businesses	22.2%	21.4%
Diversified Industrial Segment	22.8%	22.0%
Backlog	$3,655	$4,182

The Diversified Industrial Segment operations experienced the following percentage changes in net sales:

2025
North America businesses – as reported	(7.6)%
Divestitures	(3.4)%
Currency	(0.5)%
North America businesses – without divestitures and currency(1)	(3.7)%

International businesses – as reported	(2.2)%
Currency	(0.3)%
International businesses – without currency(1)	(1.9)%

Diversified Industrial Segment – as reported	(5.5)%
Divestitures	(2.0)%
Currency	(0.5)%
Diversified Industrial Segment – without divestitures and currency(1)	(3.0)%

(1) This table reconciles the percentage changes in net sales of the Diversified Industrial Segment reported in accordance with GAAP to percentage changes in net sales adjusted to remove the effects of divestitures for 12 months after their completion as well as changes in currency exchange rates (a non-GAAP measure). The effects of divestitures and changes in currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.

Net Sales
Diversified Industrial Segment sales in 2025 decreased $793 million from 2024. The effect of currency exchange rates decreased sales by approximately $63 million. The impact of divestiture activity decreased sales by approximately $295 million. Excluding the effects of changes in currency exchange rates and divestiture activity, sales in 2025 decreased $435 million from prior-year levels.
North America businesses - Sales within the North America businesses of the Diversified Industrial Segment decreased $667 million in 2025. The effect of currency exchange rates decreased sales by approximately $43 million during the year. The impact of divestiture activity decreased sales by approximately $295 million. Excluding the effects of changes in the currency exchange rates and divestiture activity, sales in 2025 decreased $329 million from prior-year levels reflecting lower demand within the off-highway, transportation, in-plant and industrial equipment and energy markets, partially offset by an increase in demand in the HVAC and refrigeration and aerospace and defense markets.
International businesses - Sales within the International businesses of the Diversified Industrial Segment decreased $126 million in 2025. The effect of currency exchange rates decreased sales by approximately $20 million, reflecting the strengthening of the U.S. dollar primarily against currencies in Mexico, Brazil and China, partially offset by the weakening of the U.S. dollar primarily against currencies in the United Kingdom and the Eurozone countries. Excluding changes in the currency exchange rates, sales in 2025 decreased $106 million from prior-year levels primarily due to lower sales in Europe, partially offset by an increase in sales in the Asia Pacific Region and Latin America.
Within Europe, the decrease in sales was primarily due to lower demand from end users across the in-plant and industrial equipment, off-highway and transportation markets.
Within the Asia Pacific region, the increase in sales was primarily due to higher demand within the electronics and semiconductor and in-plant and industrial equipment markets, partially offset by lower demand from end users in the transportation, energy and off-highway markets.
Within Latin America, the increase in sales was primarily due to higher demand within the in-plant and industrial equipment, transportation and off-highway markets, partially offset by lower demand from end users in the energy market.
Operating Margin
Diversified Industrial Segment operating margin increased in 2025, in both the North America and International businesses, primarily due to benefits from favorable product mix, price increases and benefits related to prior-year restructuring activities as well as cost containment initiatives, partially offset by decreased sales volume.

Business Realignment
The following business realignment and acquisition integration charges are included in the Diversified Industrial Segment operating income:

(dollars in millions)	2025	2024
North America businesses	$17	$22
International businesses	39	33
Diversified Industrial Segment	$56	$55
Business realignment charges include severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. In both 2025 and 2024, acquisition integration charges relate to the acquisition of Meggitt. Business realignment and acquisition integration charges within the International businesses were primarily incurred in Europe.
We anticipate that cost savings realized from the workforce reduction measures taken during 2025 will increase operating income in 2026 by approximately two percent for both the International and North America businesses. We expect to continue to take actions necessary to integrate acquisitions and appropriately structure the operations of the Diversified Industrial Segment. These actions are expected to result in approximately $65 million in business realignment charges in 2026. However, continually changing business conditions could impact the ultimate costs we incur.
Backlog
Diversified Industrial Segment backlog decreased in 2025 primarily due to the CFC divestiture in the North America businesses, partially offset by an increase in backlog in the International businesses. Within the International businesses, the increase in backlog was primarily attributable to Europe, partially offset by the Asia Pacific region and Latin America.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Aerospace Systems Segment

(dollars in millions)	2025	2024
Net sales	$6,185	$5,472
Operating income	$1,441	$1,111
Operating income as a percent of sales	23.3%	20.3%
Backlog	$7,389	$6,680
Net Sales
Aerospace Systems Segment sales increased compared to prior-year due to higher volume across all market segments, especially the commercial and defense aftermarkets.
Operating Margin
Aerospace Systems Segment operating margin increased in 2025 primarily due to higher sales volume and favorable aftermarket mix, as well as benefits from cost containment initiatives and prior-year acquisition integration activities.
Business Realignment
Within the Aerospace Systems Segment, we incurred acquisition integration and business realignment charges of $19 million and $34 million in 2025 and 2024, respectively. We do not expect to incur significant business realignment and acquisition integration charges in 2026. However, continually changing business conditions could impact the ultimate costs we incur.
Backlog
Aerospace Systems Segment backlog increased in 2025 primarily due to orders exceeding shipments in the commercial and defense OEM market segments.

Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Corporate general and administrative expenses

(dollars in millions)	2025	2024
Corporate general and administrative expense	$214	$218
Corporate general and administrative expense, as a percent of sales	1.1%	1.1%
Corporate general and administrative expenses decreased in 2025 primarily due to lower expenses related to the Company's incentive compensation programs, net expense associated with the Company's deferred compensation plan and related investments, information technology expenses and discretionary spending, partially offset by an increase in charitable contributions and professional service fees.
Other (income) expense, net

(dollars in millions)	2025	2024
Foreign currency transaction loss (gain)(1)	$46	$(38)
Stock-based compensation	97	95
Non-service components of retirement benefit cost	(51)	(73)
Gain on sale of businesses and assets, net(2)	(273)	(12)
Interest income	(11)	(15)
Saegertown incident(3)	8	—
Other items, net	15	11
Total other (income) expense, net	$(169)	$(32)

(1) Foreign currency transaction loss (gain) primarily relates to the impact of exchange rates on cash, forward contracts and intercompany transactions.
(2) Gain on sale of businesses and assets, net primarily relates to the divestiture of the CFC business. Refer to Note 3 to the Consolidated Financial Statements for further discussion.
(3) The Saegertown incident represents the deductible and retained liability expense associated with a fire at our plant in Saegertown, Pennsylvania in February 2025.
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
•Share repurchases, including repurchases under the 10b5-1 share repurchase program
Cash Flows
A summary of cash flows follows:

(dollars in millions)	2025	2024
Cash provided by (used in):
Operating activities	$3,776	$3,384
Investing activities	224	(298)
Financing activities	(3,977)	(3,115)
Effect of exchange rates	22	(24)
Net increase (decrease) in cash and cash equivalents	$45	$(53)

Cash flows from operating activities were $3,776 million in 2025 compared to $3,384 million in 2024. The increase of $392 million in 2025 was primarily related to an increase in earnings combined with strong management of working capital items. We continue to focus on managing inventory and other working capital requirements.
•Days sales outstanding relating to trade receivables for the Company was 51 days in both 2025 and 2024.
•Days supply of inventory on hand was 82 days in 2025 and 80 days in 2024.
Cash flows from investing activities in 2025 and 2024 were impacted by the following factors:
•Net proceeds totaling $621 million from the sale of the CFC and non-core filtration businesses in fiscal 2025.
•Proceeds totaling $74 million from the sale of the MicroStrain sensing systems and Filter Resources businesses in fiscal 2024.
•Capital expenditures of $435 million in 2025 compared to $400 million in 2024.
Cash flows from financing activities in 2025 and 2024 were impacted by the following factors:
•Repurchases under the Company's share repurchase program amounted to 2.5 million common shares for $1.6 billion during 2025 compared to repurchases of 0.4 million common shares for $200 million during 2024.
•Net commercial paper repayments of $374 million in 2025 compared to net commercial paper borrowings of $359 million in 2024.
•Principal payments totaling $490 million related to the term loan facility (the "Term Loan Facility") in 2025 compared to principal payments totaling $385 million related to the Term Loan Facility in 2024. Refer to Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
•Aggregate principal payment of $500 million related to the maturity of medium-term notes during fiscal 2025.
•Issuance of €700 million aggregate principal amount of 2.90 percent Senior Notes due 2030 from which proceeds were used to repay the €700 million aggregate principal amount of 1.125 percent Senior Notes due 2025 in fiscal 2025.
•Payments related to the maturity of $2.0 billion aggregate principal amounts of senior notes in 2024.
Cash Requirements
We are actively monitoring our liquidity position and remain focused on managing our inventory and other working capital requirements. We are targeting 2.5 percent of sales for capital expenditures for 2026 and have a long-term target of two percent. We will continue to prioritize capital expenditures related to safety, productivity and strategic investments. We believe that cash generated from operations and our commercial paper program will satisfy our operating needs for the foreseeable future.
We have committed cash outflow related to long-term debt, operating and financing lease agreements, and postretirement benefit obligations. Refer to Notes 11, 12, and 13 respectively, of Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
Dividends
Cash dividends have been paid for 300 consecutive quarters, including a yearly increase in dividends for the last 69 years. The current annual dividend rate is $7.20 per common share.
Share Repurchases
On October 22, 2014, the Board of Directors approved a share repurchase program authorizing the repurchase of up to 35.0 million of the Company's common shares. As of June 30, 2025, we had 4.8 million shares available under this repurchase authorization. On August 21, 2025, the Board of Directors approved an update to the number of shares available under the Company's existing share repurchase authorization so that the aggregate number of shares available for repurchase as of such date was 20.0 million. There is no limitation on the number of shares that can be repurchased in a year and there is no expiration date for the program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares.
Liquidity
Cash, comprised of cash and cash equivalents and marketable securities and other investments, includes $344 million and $311 million held by the Company's foreign subsidiaries at June 30, 2025 and 2024, respectively. The Company does not permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested.

As of June 30, 2025, the Company had a line of credit totaling $3.0 billion through a multi-currency revolving credit agreement with a group of banks with $1.2 billion available for borrowing under the credit agreement. On August 21, 2025, the multi-currency revolving credit agreement was amended to increase the total line of credit by $750 million to $3.75 billion. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the agreement. The credit agreement expires in June 2028; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which request may result in changes to the current terms and conditions of the credit agreement. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings. Refer to Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
We were authorized to sell up to $3.0 billion of short-term commercial paper notes as of June 30, 2025 with $1.8 billion outstanding. The largest amount of commercial paper notes outstanding during the fourth quarter of 2025 was $2.1 billion. On August 21, 2025, the authorization limit for short-term commercial paper notes increased to $3.75 billion.
We primarily utilize unsecured medium-term notes and senior notes to meet our financing needs and we expect to continue to borrow funds at reasonable rates over the long term. During 2025, the company issued €700 million aggregate principal amount of 2.90 percent Senior Notes due March 1, 2030. We used the net proceeds from the issuance, together with cash on hand, to repay the €700 million aggregate principal amount of 1.125 percent Senior Notes upon maturity in March 2025. Our debt portfolio previously included a Term Loan Facility. During 2025, we repaid the remaining principal balance of $490 million of the Term Loan Facility. Additionally, we repaid the $500 million aggregate principal amount of fixed rate medium-term notes bearing interest of 3.30 percent upon maturity in November 2024. Refer to the Cash flows from financing activities section above and Note 11 of the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
The Company’s credit agreements and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at June 30, 2025, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At June 30, 2025, the Company's debt to debt-shareholders' equity ratio was 0.41 to 1.0. We are in compliance, and expect to remain in compliance, with all covenants set forth in the credit agreement and indentures.
Our goal is to maintain an investment-grade credit profile. The rating agencies periodically update our credit ratings as events occur. At June 30, 2025, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

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
Strategic Acquisitions and Divestitures
Acquisitions will be considered from time to time to the extent there is a strong strategic fit, while at the same time maintaining the Company’s strong financial position. In addition, we will continue to assess our existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for the Company. During both 2025 and 2024, we divested two businesses each year. On June 30, 2025, the Company announced that it has agreed to acquire Curtis Instruments, Inc. from Rehlko, for approximately $1.0 billion in cash. The transaction is subject to customary closing conditions, including receipt of applicable regulatory approvals, and is expected to close by the end of calendar year 2025. Refer to Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

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
The Company performed its fiscal 2025 annual goodwill impairment test as of January 1 for each of its five reporting units. The results of this test indicated the fair value substantially exceeded carrying value for all reporting units. We continually monitor our reporting units for impairment indicators and update assumptions used in the most recent calculation of a reporting unit's fair value as appropriate.
Long-lived assets held for use, which primarily includes finite-lived intangible assets and property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. During 2025, the Company did not record any material impairments related to long-lived assets.
Pensions - The annual net periodic expense and benefit obligations related to the Company's defined benefit plans are determined on an actuarial basis. This determination requires critical assumptions regarding the discount rate, long-term rate of return on plan assets, increases in compensation levels and amortization periods for actuarial gains and losses. Assumptions are determined based on Company data and appropriate market indicators and are evaluated each year as of the plans' measurement date. Changes in the assumptions or actual experience that differs from the assumptions could result in a material change in the annual net periodic expense and benefit obligations reported in the financial statements.
For the Company's domestic qualified defined benefit plan, our largest plan, a 50 basis point change in the assumed long-term rate of return on plan assets is estimated to have an $17 million effect on annual pension expense and a 50 basis point decrease in the discount rate is estimated to increase annual pension expense by $3 million.
Net actuarial gains and losses are recorded in accumulated other comprehensive loss and are subject to amortization and will affect earnings in the future. Further information on pensions is provided in Note 13 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Most of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign currency-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than the subsidiary’s functional currency. We continue to manage the associated foreign currency transaction and translation risk using existing processes.
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
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value. Further information on the fair value of these contracts is provided in Note 17 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Derivatives that are not designated as hedges are adjusted to fair value by recording gains and losses through the Consolidated Statement of Income. Derivatives that are designated as hedges are adjusted to fair value by recording gains and losses through accumulated other comprehensive loss in the Consolidated Balance Sheet until the hedged item is recognized in earnings. For cross-currency swaps measured using the spot method, the periodic interest settlements are recognized directly in earnings through interest expense. The translation of the foreign currency denominated debt that has been designated as a net investment hedge is recorded in accumulated other comprehensive loss and remains there until the underlying net investment is sold or substantially liquidated. A 10 percent change in foreign exchange rates related to our forward exchange contracts as of June 30, 2025, would affect earnings by approximately $80 million. A majority of the impact would be offset by changes in value from the remeasurement of the underlying items being hedged. Collectively, the forward exchange contracts and their associated hedged items do not create material market risk.
The Company's debt portfolio contains variable rate debt, consisting of commercial paper, inherently exposing the Company to interest rate risk. The Company's objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates. A 100 basis point increase in near-term interest rates would increase annual interest expense on variable rate debt, consisting of commercial paper borrowings as of June 30, 2025, by approximately $18 million.

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Parker-Hannifin Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Parker-Hannifin Corporation and subsidiaries (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and equity, for each of the three years in the period ended June 30 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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

/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
August 22, 2025

We have served as the Company's auditor since 2008.

CONSOLIDATED STATEMENT OF INCOME

	For the years ended June 30,
(In millions, except per share data)	2025	2024	2023
Net Sales	$19,850	$19,930	$19,065
Cost of sales	12,535	12,802	12,636
Selling, general and administrative expenses	3,255	3,315	3,354
Interest expense	409	506	574
Other (income) expense, net	(183)	(276)	184
Gain on sale of businesses and assets, net	(273)	(12)	(363)
Income before income taxes	4,107	3,595	2,680
Income taxes	575	750	596
Net Income	3,532	2,845	2,084
Less: Noncontrolling interest in subsidiaries' earnings	1	1	1
Net Income Attributable to Common Shareholders	$3,531	$2,844	$2,083

Earnings per Share Attributable to Common Shareholders:
Basic	$27.52	$22.13	$16.23
Diluted	$27.12	$21.84	$16.04

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the years ended June 30,
(In millions)	2025	2024	2023
Net Income	$3,532	$2,845	$2,084
Less: Noncontrolling interests in subsidiaries' earnings	1	1	1
Net income attributable to common shareholders	3,531	2,844	2,083

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment and other	413	(168)	187
Retirement benefits plan activity	142	23	63
Other comprehensive income (loss) attributable to common shareholders	555	(145)	250
Total Comprehensive Income Attributable to Common Shareholders	$4,086	$2,699	$2,333

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

	June 30,
(In millions, except par value)	2025	2024
Assets
Current Assets
Cash and cash equivalents	$467	$422
Trade accounts receivable, net	2,910	2,866
Non-trade and notes receivable	318	331
Inventories	2,839	2,787
Prepaid expenses	263	253
Other current assets	153	140
Total Current Assets	6,950	6,799
Property, plant and equipment	7,417	7,075
Less: Accumulated depreciation	4,480	4,199
Property, plant and equipment, net	2,937	2,876
Deferred income taxes	270	93
Other assets	1,269	1,207
Intangible assets, net	7,374	7,816
Goodwill	10,694	10,507
Total Assets	$29,494	$29,298

Liabilities and Equity
Current Liabilities
Notes payable and long-term debt payable within one year	$1,791	$3,403
Accounts payable, trade	2,126	1,992
Accrued payrolls and other compensation	587	581
Accrued domestic and foreign taxes	382	355
Other accrued liabilities	933	982
Total Current Liabilities	5,819	7,313
Long-term debt	7,494	7,157
Pensions and other postretirement benefits	267	437
Deferred income taxes	1,490	1,584
Other liabilities	733	726
Total Liabilities	15,803	17,217
Equity
Shareholders' Equity
Serial preferred stock, $.50 par value, authorized 3.0 shares; none issued	—	—
Common stock, $.50 par value, authorized 600.0 shares; issued 181.0 shares in 2025 and 2024	91	91
Additional paid-in capital	194	264
Retained earnings	21,775	19,105
Accumulated other comprehensive loss	(883)	(1,438)
Treasury shares at cost: 54.4 shares in 2025 and 52.4 shares in 2024	(7,495)	(5,950)
Total Shareholders' Equity	13,682	12,072
Noncontrolling interests	9	9
Total Equity	13,691	12,081
Total Liabilities and Equity	$29,494	$29,298

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the years ended June 30,
(In millions)	2025	2024	2023
Cash Flows From Operating Activities
Net income	$3,532	$2,845	$2,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	354	349	317
Amortization	553	578	501
Stock incentive plan compensation	159	155	143
Deferred income taxes	(304)	32	92
Foreign currency transaction loss (gain)	46	(38)	46
(Gain) loss on disposal of property, plant and equipment	(20)	12	4
Gain on sale of businesses	(253)	(24)	(366)
Other, net	14	20	18
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable, net	6	(85)	(17)
Inventories	(94)	101	53
Prepaid expenses	(9)	(49)	32
Other current assets	(11)	(15)	(30)
Other assets	(63)	(117)	(109)
Accounts payable, trade	119	(44)	92
Accrued payrolls and other compensation	2	(64)	87
Accrued domestic and foreign taxes	(18)	27	102
Other accrued liabilities	(173)	(73)	113
Pensions and other postretirement benefits	(21)	(80)	(109)
Other liabilities	(43)	(146)	(73)
Net cash provided by operating activities	3,776	3,384	2,980
Cash Flows From Investing Activities
Acquisitions, net of cash acquired	—	—	(7,146)
Capital expenditures	(435)	(400)	(381)
Proceeds from sale of property, plant and equipment	32	9	13
Proceeds from sale of businesses	623	78	473
Payments of deal-contingent forward contracts	—	—	(1,405)
Other, net	4	15	269
Net cash provided by (used in) investing activities	224	(298)	(8,177)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	4	4	3
Payments for common shares	(1,766)	(332)	(297)
Acquisition of noncontrolling interests	—	(3)	—
Proceeds from notes payable, net	(364)	359	358
Proceeds from long-term borrowings	751	24	2,023
Payments for long-term borrowings	(1,741)	(2,385)	(2,341)
Financing fees paid	—	—	(13)
Dividends paid	(861)	(782)	(704)
Net cash used in financing activities	(3,977)	(3,115)	(971)
Effect of exchange rate changes on cash	22	(24)	(5)
Net increase (decrease) in cash and cash equivalents and restricted cash	45	(53)	(6,173)
Cash, cash equivalents and restricted cash at beginning of year	422	475	6,648
Cash, cash equivalents and restricted cash at end of year	$467	$422	$475
Supplemental Data:
Cash paid during the year for:
Interest	$384	$491	$465
Income taxes and related interest, penalties and purchased credits, net of refunds	927	852	411

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY

(In millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Noncontrolling Interests	Total
Balance June 30, 2022	$91	$327	$15,662	$(1,543)	$(5,688)	$11	$8,860
Net income	—	—	2,083	—	—	1	2,084
Other comprehensive income	—	—	—	250	—	—	250
Dividends paid ($5.47 per share)	—	—	(703)	—	—	(1)	(704)
Stock incentive plan activity	—	(22)	—	—	70	—	48
Shares purchased at cost	—	—	—	—	(200)	—	(200)
Balance June 30, 2023	$91	$305	$17,042	$(1,293)	$(5,818)	$11	$10,338
Net income	—	—	2,844	—	—	1	2,845
Other comprehensive loss	—	—	—	(145)	—	—	(145)
Dividends paid ($6.07 per share)	—	—	(781)	—	—	(1)	(782)
Stock incentive plan activity	—	(41)	—	—	68	—	27
Other	—	—	—	—	—	(2)	(2)
Shares purchased at cost	—	—	—	—	(200)	—	(200)
Balance June 30, 2024	$91	$264	$19,105	$(1,438)	$(5,950)	$9	$12,081
Net income	—	—	3,531	—	—	1	3,532
Other comprehensive income	—	—	—	555	—	—	555
Dividends paid ($6.69 per share)	—	—	(861)	—	—	—	(861)
Stock incentive plan activity	—	(70)	—	—	68	—	(2)
Other	—	—	—	—	—	(1)	(1)
Shares purchased at cost, including excise tax	—	—	—	—	(1,613)	—	(1,613)
Balance June 30, 2025	$91	$194	$21,775	$(883)	$(7,495)	$9	$13,691

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or as otherwise noted)
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
Basis of Consolidation - The consolidated financial statements include the accounts of all majority-owned domestic and foreign subsidiaries. All intercompany transactions and profits have been eliminated in the consolidated financial statements. The Company does not have off-balance sheet arrangements. Within the business segment information, inter-segment and inter-area sales have been eliminated. The Company has changed its presentation from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior period disclosed amounts.
Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Trade Accounts Receivable, Net - Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. We evaluate the collectibility of our receivables based on historical experience and current and forecasted economic conditions based on management's judgment. Additionally, receivables are written off to bad debt when management makes a final determination of uncollectibility. Allowance for credit losses was $10 million and $21 million at June 30, 2025 and 2024, respectively.
Non-Trade and Notes Receivable - The non-trade and notes receivable caption in the Consolidated Balance Sheet is comprised of the following components:

June 30,	2025	2024
Notes receivable	$84	$93
Accounts receivable, other	234	238
Total	$318	$331

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
The property, plant and equipment caption in the Consolidated Balance Sheet is comprised of the following components:

June 30,	2025	2024
Land and land improvements	$411	$380
Buildings and building equipment	2,241	2,129
Machinery and equipment	4,432	4,217
Construction in progress	333	349
Total	$7,417	$7,075
Investments in Joint Ventures - Investments in joint venture companies in which ownership is 50 percent or less and in which the Company does not have operating control are accounted for under the equity method of accounting and are included in other assets on the Consolidated Balance Sheet. Equity method investments amounted to $280 million and $294 million at June 30, 2025 and 2024, respectively. A significant portion of the underlying net assets of the joint ventures are related to goodwill. Refer to Note 20 for further discussion.
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

Income Taxes - Income taxes are provided based upon income for financial reporting purposes. Taxes related to Global Intangible Low-Taxed Income ("GILTI") are treated as a current period expense when incurred. Tax credits and similar tax incentives are applied to reduce the provision for income taxes in the year in which the credits arise. We recognize accrued interest related to unrecognized tax benefits in income tax expense. Penalties, if incurred, are recognized in income tax expense. Deferred income taxes arise from temporary differences in the recognition of income and expense for tax purposes. Income tax effects resulting from adjusting temporary differences recorded in accumulated other comprehensive loss are released when the circumstances on which they are based cease to exist.
Fair Value Measurements - Assets and liabilities measured at fair value are classified according to the following hierarchy, which is determined by the observability of the inputs used in the valuation as of the measurement date. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable. Level 3 inputs are unobservable inputs that are significant to the fair value measurement.
Foreign Currency Translation - Assets and liabilities of foreign subsidiaries are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. The effects of these translation adjustments, as well as gains and losses from certain hedging and intercompany transactions, are reported in accumulated other comprehensive loss. Such adjustments will affect net income only upon sale or liquidation of the underlying foreign investments. Exchange (gains) losses from transactions in a currency other than the local currency of the entity involved are included within other (income) expense, net in the Consolidated Statement of Income. Refer to Note 20 for further discussion.
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
Subsequent Events - We evaluated subsequent events that have occurred through the date of filing of this Annual Report on Form 10-K for the year ended June 30, 2025 and determined no further events or transactions are required to be disclosed other than those already disclosed elsewhere in the Notes to Consolidated Financial Statements.
Recent Accounting Pronouncements
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
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the standard in the fourth quarter of fiscal 2025. Refer to Note 19 for further discussion.
In September 2022, the FASB issued ASU 2022-04, "Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations," which requires a buyer in a supplier finance program to disclose information about the program’s nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs, including the outstanding amount under the program, the balance sheet presentation of the outstanding amount, and a rollforward of the obligations in the program. This ASU should be adopted retrospectively for each balance sheet period presented; however, the rollforward information should be provided prospectively. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company adopted the guidance on July 1, 2023, except for the rollforward requirement, which was adopted in the fourth quarter of fiscal 2025. The adoption did not have a material impact on the Company's consolidated financial statements. Refer to Note 8 for further discussion.
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
Diversified Industrial Segment revenues by technology platform:

	2025	2024	2023
Motion Systems	$3,341	$3,706	$3,830
Flow and Process Control	4,518	4,673	4,939
Filtration and Engineered Materials	5,806	6,079	5,936
Total	$13,665	$14,458	$14,705
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
Aerospace Systems Segment revenues by market segment:

	2025	2024	2023
Commercial OEM	$1,915	$1,779	$1,462
Commercial aftermarket	2,214	1,814	1,364
Defense OEM	1,138	1,125	905
Defense aftermarket	918	754	629
Total	$6,185	$5,472	$4,360

Total revenues by geographic region based on the Company's selling operation's location:

	2025	2024	2023
North America	$13,406	$13,512	$12,690
Europe	3,862	3,916	3,778
Asia Pacific	2,364	2,278	2,380
Latin America	218	224	217
Total	$19,850	$19,930	$19,065
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
Total contract assets and contract liabilities are as follows:

	2025	2024
Contract assets, current (included within Other current assets)	$149	$137
Contract assets, noncurrent (included within Other assets)	16	21
Total contract assets	165	158
Contract liabilities, current (included within Other accrued liabilities)	(211)	(184)
Contract liabilities, noncurrent (included within Other liabilities)	(71)	(78)
Total contract liabilities	(282)	(262)
Net contract liabilities	$(117)	$(104)
Net contract liabilities at June 30, 2025 increased from the prior year amount due to timing differences between when revenue was recognized and the receipt of advance payments. During 2025, approximately $165 million of revenue was recognized that was included in the contract liabilities at June 30, 2024.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at June 30, 2025 was $11.0 billion, of which approximately 71 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.
3.    Acquisitions and Divestitures
Pending Acquisition
On June 30, 2025, the Company announced that it has agreed to acquire Curtis Instruments, Inc. from Rehlko, for approximately $1.0 billion in cash.
Curtis designs and manufactures motor speed controllers, instrumentation, power conversion and input devices that complement Parker’s strength in electric vehicle motors, hydraulic and electrification technologies. The transaction is subject to customary closing conditions, including receipt of applicable regulatory approvals, and is expected to close by the end of calendar year 2025.
Acquisitions
On September 12, 2022, we completed the acquisition of all the outstanding ordinary shares of Meggitt for 800 pence per share, resulting in an aggregate cash purchase price of $7.2 billion, including the assumption of debt.
Meggitt is a leader in design, manufacturing and aftermarket support of technologically differentiated systems and equipment in aerospace, defense and selected energy markets with annual sales of approximately $2.1 billion for the year ended December 31, 2021. For segment reporting purposes, the majority of Meggitt's sales are included in the Aerospace Systems Segment, with the remainder attributed to the Diversified Industrial Segment.

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

	June 30, 2023 (previously reported)	Measurement Period Adjustments	September 12, 2022 (Final)
Assets:
Cash and cash equivalents	$90	$—	$90
Accounts receivable	410	1	411
Inventories	739	14	753
Prepaid expenses and other	102	21	123
Property, plant and equipment, net	659	(1)	658
Deferred income taxes	34	(19)	15
Other assets	181	(1)	180
Intangible assets	5,679	(28)	5,651
Goodwill	2,789	11	2,800
Total assets acquired	$10,683	$(2)	$10,681
Liabilities:
Notes payable and long-term debt payable within one year	$308	$—	$308
Accounts payable, trade	220	(1)	219
Accrued payrolls and other compensation	87	—	87
Accrued domestic and foreign taxes	21	(1)	20
Other accrued liabilities	322	158	480
Long-term debt	712	—	712
Pensions and other postretirement benefits	100	(2)	98
Deferred income taxes	1,259	(19)	1,240
Other liabilities	418	(137)	281
Total liabilities assumed	3,447	(2)	3,445
Net assets acquired	$7,236	$—	$7,236
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
Based upon a final acquisition valuation, the fair value of the assets acquired includes $115 million and $91 million of operating and finance lease right-of-use assets, respectively. As of the acquisition date, the fair value of liabilities assumed includes $116 million and $90 million of operating and finance lease liabilities, respectively, of which, $18 million and $1 million of operating and finance lease liabilities, respectively, are current liabilities.
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

Based upon a final acquisition valuation, we also assumed $142 million of liabilities associated with environmental matters. As of the acquisition date, approximately $102 million of environmental matters are included within other accrued liabilities, and the remainder is included within other liabilities in the Consolidated Balance Sheet. The environmental matters primarily relate to known exposures arising from environmental litigation, investigations and remediation of certain sites for which Meggitt has been identified as a potentially responsible party. The liabilities are based on outcomes of litigation and estimates of the level and timing of remediation costs, including the period of operating and monitoring activities required.
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
The following table presents unaudited pro forma information for 2023 and 2022 as if the acquisition had occurred on July 1, 2021.

(Unaudited)	2023	2022
Net sales	$19,447	$17,911
Net income attributable to common shareholders	1,957	1,530
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
During November 2024, we divested our CFC business within the North America businesses of the Diversified Industrial Segment, which was acquired in the acquisition of Meggitt, for net proceeds of $555 million. The resulting pre-tax gain of $241 million is included in gain on sale of businesses and assets, net in the Consolidated Statement of Income. The operating results and net assets of this business were immaterial to the Company's consolidated results of operations and financial position.
During November 2024, we divested a non-core filtration business within the North America businesses of the Diversified Industrial Segment for proceeds of $66 million. The resulting pre-tax gain of $11 million is included in gain on sale of businesses and assets, net in the Consolidated Statement of Income. The operating results and net assets of this business were immaterial to the Company's consolidated results of operations and financial position.
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
4.    Business Realignment and Acquisition Integration Charges
The Company incurred business realignment and acquisition integration charges in 2025, 2024 and 2023. Business realignment charges included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. In 2025, 2024 and 2023, a majority of the business realignment charges were incurred in Europe. We believe the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges by business segment are as follows:

	2025	2024	2023
Diversified Industrial	$53	$51	$24
Aerospace Systems	—	—	3
Corporate general and administrative expenses	1	—	—
Other (income) expense, net	2	2	—
Workforce reductions in connection with such business realignment charges by business segment are as follows:

(Headcount in single units)	2025	2024	2023
Diversified Industrial	1,092	1,064	728
Aerospace Systems	61	1	30
Corporate general and administrative expenses	13	—	—
The business realignment charges are presented in the Consolidated Statement of Income as follows:

	2025	2024	2023
Cost of sales	$31	$30	$16
Selling, general and administrative expenses	23	21	11
Gain on sale of businesses and assets, net	2	2	—
During 2025, approximately $45 million in payments were made relating to business realignment charges. Remaining payments related to current-year and prior-year business realignment actions of approximately $26 million, a majority of which are expected to be paid by December 31, 2025, are primarily reflected within the accrued payrolls and other compensation and other accrued liabilities captions in the Consolidated Balance Sheet. Additional charges may be recognized in future periods related to the business realignment and acquisition integration actions described above, the timing and amount of which are not known at this time.
We also incurred acquisition integration charges related to the Meggitt acquisition. Charges by business segment are as follows:

	2025	2024	2023
Diversified Industrial	$3	$4	$9
Aerospace Systems	19	34	86
In 2025, 2024 and 2023, acquisition integration charges relate to the acquisition of Meggitt. These charges were primarily included in selling, general and administrative expenses in the Consolidated Statement of Income.

5.    Income Taxes
Income before income taxes was derived from the following sources:

	2025	2024	2023
United States	$2,514	$2,120	$1,408
Foreign	1,593	1,475	1,272
Total	$4,107	$3,595	$2,680
Income taxes include the following:

	2025	2024	2023
Federal
Current	$424	$328	$161
Deferred	(98)	11	81
Foreign
Current	374	355	297
Deferred	(154)	16	(13)
State and local
Current	81	34	46
Deferred	(52)	6	24
Total	$575	$750	$596
A reconciliation of the effective income tax rate to the statutory federal rate follows:

	2025	2024	2023
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes	0.6	0.9	2.1
Tax related to international activities	(2.8)	2.3	1.2
Cash surrender value of life insurance	(0.1)	(0.1)	(0.1)
Foreign derived intangible income deduction	(1.3)	(1.5)	(1.1)
Research tax credit	(0.4)	(0.6)	(0.7)
Share-based compensation	(1.2)	(1.2)	(1.0)
Other	(1.8)	0.1	0.8
Effective income tax rate	14.0%	20.9%	22.2%
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
On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act, (the "Act"), was signed into law. The Act makes various provisions of the 2017 Tax Cuts and Jobs Act permanent while also restoring full expensing of research & development costs and capital investments. The majority of these provisions will impact us starting in fiscal year 2027. We continue to evaluate the future impacts of these provisions and, as of June 30, 2025, have not recorded the impact of any future provisions. We do not expect The Act to have a material impact on our financial statements.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities. The differences comprising the net deferred taxes shown on the Consolidated Balance Sheet at June 30 were as follows:

	2025	2024
Retirement benefits	$27	$124
Other liabilities and reserves	189	214
Long-term contracts	41	45
Stock-based compensation	38	34
Loss carryforwards	114	1,064
Inventory	70	68
Capitalized research and development	172	146
Tax credit carryforwards	45	36
Unrealized currency exchange gains and losses	5	(18)
Undistributed foreign earnings	(32)	(30)
Depreciation and amortization	(1,748)	(2,104)
Valuation allowance	(141)	(1,070)
Net deferred tax (liability)	$(1,220)	$(1,491)

Change in net deferred tax (liability):
Provision for deferred tax	$304	$(32)
Items of other comprehensive (loss) income	(44)	(24)
Acquisitions and other	11	133
Total change in net deferred tax	$271	$77
The following schedule presents the changes in deferred tax asset valuation allowance as follows:

	Balance at Beginning of Period	(Deductions)/Additions Charged to Costs and Expenses	Other (Deductions)/ Additions(1)	Balance at End of Period
Deferred tax asset valuation allowance:
Year ended June 30, 2023	$902	$163	$13	$1,078
Year ended June 30, 2024	1,078	(10)	2	1,070
Year ended June 30, 2025	1,070	(929)	—	141

(1) The balance primarily represents adjustments due to acquisitions.
During the year ended June 30, 2025, we completed an initiative that simplified our foreign legal entity structure. The initiative impacted our evaluation of certain foreign tax loss carryforwards whose realizability was previously considered to be remote. This led to a valuation allowance release and the recording of a $180 million discrete tax benefit. Additionally, as a result of the initiative, $784 million in deferred tax assets for certain other foreign tax loss carryforwards whose realizability was previously considered to be remote, and the associated valuation allowances, were also written off.
As of June 30, 2025, we recorded deferred tax assets of $114 million resulting from $492 million in loss carryforwards. A valuation allowance of $106 million related to the loss carryforwards has been established due to the uncertainty of their realization. Of this valuation allowance, $92 million relates to non-operating entities whose loss carryforward utilization is considered to be remote. Some of the loss carryforwards can be carried forward indefinitely; others can be carried forward from three years to 20 years. In addition, a valuation allowance of $35 million related to other future deductible items has been established due to the uncertainty of their realization.
Although future distributions of foreign earnings to the United States should not be subject to U.S. federal income taxes, other U.S. or foreign taxes may be imposed on such earnings. We have analyzed existing factors and determined we will no longer permanently reinvest certain foreign earnings. On these undistributed foreign earnings of approximately $484 million that are no longer permanently reinvested outside of the United States, we have recorded a deferred tax liability of $16 million. The remaining undistributed foreign earnings of approximately $1,011 million remain permanently reinvested outside the United States at June 30, 2025. Of these undistributed earnings, we have recorded a deferred tax liability of $17 million where certain foreign holding companies are not permanently reinvested in their subsidiaries. It is not practicable to estimate the additional taxes, including applicable foreign withholding taxes, that might be payable on the potential distribution of such permanently reinvested foreign earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024	2023
Balance July 1	$102	$114	$91
Additions for tax positions related to current year	6	6	9
Additions for tax positions of prior years	19	—	6
Additions for acquisitions	—	4	26
Reductions for tax positions of prior years	—	(5)	(3)
Reductions for settlements	—	—	(7)
Reductions for expiration of statute of limitations	(27)	(15)	(11)
Effect of foreign currency translation	4	(2)	3
Balance June 30	$104	$102	$114
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $104 million, $102 million and $114 million as of June 30, 2025, 2024 and 2023, respectively. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $28 million, $27 million, and $21 million as of June 30, 2025, 2024 and 2023, respectively. The accrued penalties related to the gross unrecognized tax benefits, excluded from the amounts above, was $2 million as of June 30, 2025, 2024, and 2023.
It is reasonably possible that, within the next 12 months, the amount of gross unrecognized tax benefits could be reduced by up to approximately $60 million as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of unrecognized tax benefits within the next 12 months is expected to be insignificant.
We file income tax returns in the United States and in various foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are open to assessment of our U.S. federal income tax returns by the Internal Revenue Service for years after 2013, and our state and local income tax returns for years after 2018. We are open to assessment for significant foreign jurisdictions for years after 2013.
6.    Earnings Per Share
Basic earnings per share are computed using the weighted-average number of common shares outstanding during the year. Diluted earnings per share are computed using the weighted-average number of common shares and common share equivalents outstanding during the year. Common share equivalents represent the dilutive effect of outstanding equity-based awards. The reconciliation of the numerator and denominator of basic and diluted earnings per share was as follows (shares in millions):

	2025	2024	2023
Numerator:
Net income attributable to common shareholders	$3,531	$2,844	$2,083
Denominator:
Basic - weighted-average common shares	128.3	128.5	128.4
Dilutive effect of equity-based awards	1.9	1.7	1.5
Diluted - weighted-average common shares	130.2	130.2	129.9
Basic earnings per share(1)	$27.52	$22.13	$16.23
Diluted earnings per share(1)	$27.12	$21.84	$16.04

(1) Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated using unrounded numbers.
For 2025, 2024 and 2023, 0.3 million, 0.4 million and 1.0 million common shares, respectively, subject to equity-based awards were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

7.    Inventories
Inventories are stated at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. Cost components include raw materials, purchased components, labor and overhead.
The inventories caption in the Consolidated Balance Sheet is comprised of the following components:

June 30,	2025	2024
Finished products	$778	$778
Work in process	1,485	1,421
Raw materials	576	588
Total	$2,839	$2,787
8.    Supply Chain Financing
We have SCF programs with financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. We are not a party to the agreements between the participating financial intermediaries and the suppliers in connection with the programs. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the SCF programs. We do not reimburse suppliers for any costs they incur for participation in the SCF programs and their participation is voluntary.
The following table summarizes the changes in amounts due to our suppliers that elected to participate in the SCF programs. These amounts are included in accounts payable, trade on the Consolidated Balance Sheet, and payments made under the SCF programs are included within operating activities on the Consolidated Statement of Cash Flows.

	2025	2024
Beginning balance	$116	$85
Invoices confirmed during the year	500	363
Invoices settled during the year	(446)	(331)
Foreign currency translation adjustments	5	(1)
Ending balance	$175	$116
9.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance June 30, 2023	$7,683	$2,946	$10,629
Acquisitions	1	10	11
Divestitures	(25)	—	(25)
Foreign currency translation	(52)	(56)	(108)
Balance June 30, 2024	$7,607	$2,900	$10,507
Divestitures	(90)	—	(90)
Foreign currency translation	211	66	277
Balance June 30, 2025	$7,728	$2,966	$10,694
Acquisitions represent goodwill resulting from the purchase price allocation for the acquisition of Meggitt during the measurement period. Refer to Note 3 for further discussion.
Divestitures represent goodwill associated with the sale of businesses during 2025 and 2024.
Goodwill is tested for impairment at the reporting unit level annually and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. Our annual impairment tests performed in 2025, 2024 and 2023 resulted in no impairment loss being recognized.

Intangible assets are amortized on a straight-line method over their legal or estimated useful lives. The gross carrying value and accumulated amortization for each major category of intangible asset at June 30 are as follows:

	2025		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$2,134	$556	$2,117	$452
Trade names	1,037	499	1,042	441
Customer relationships and other	8,194	2,936	8,044	2,494
Total	$11,365	$3,991	$11,203	$3,387
Total intangible asset amortization expense in 2025, 2024 and 2023 was $553 million, $578 million and $501 million, respectively. The estimated intangible asset amortization expense for the five years ending June 30, 2026 through 2030 is $550 million, $547 million, $539 million, $518 million and $489 million, respectively.
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred in 2025, 2024 or 2023.
10.    Financing Arrangements
As of June 30, 2025, the Company had a line of credit totaling $3.0 billion through a multi-currency revolving credit agreement with a group of banks with $1.2 billion available for borrowing under the credit agreement. On August 21, 2025, the multi-currency revolving credit agreement was amended to increase the total line of credit by $750 million to $3.75 billion. The credit agreement expires June 2028; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which may result in changes to the current terms and conditions of the credit agreement. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the agreement. The credit agreement requires the payment of an annual facility fee, the amount of which may increase in the event our credit ratings are lowered. Although a lowering of our credit ratings would likely increase the cost of future debt, it would not limit our ability to use the credit agreement nor would it accelerate the repayment of any outstanding borrowings.
The Company was authorized to sell up to $3.0 billion of short-term commercial paper notes as of June 30, 2025 with commercial paper notes outstanding as of June 30, 2025 and 2024 of $1.8 billion and $2.1 billion, respectively. On August 21, 2025, the authorization limit for short-term commercial paper notes increased to $3.75 billion. The Company had $10 million outstanding borrowings from foreign banks at June 30, 2025 and no outstanding borrowings at June 30, 2024. The weighted-average interest rate on notes payable outstanding at June 30, 2025 and 2024 was 4.6 percent and 5.5 percent, respectively.
In the ordinary course of business, some of our locations may enter into financial guarantees through financial institutions which enable customers to be reimbursed in the event of nonperformance by the Company.
The Company's credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the applicable agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the applicable agreements. Based on our rating level at June 30, 2025, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. As of June 30, 2025, our debt to debt-shareholders' equity ratio was 0.41 to 1.0. We are in compliance with all covenants.

11.    Debt

June 30,	2025	2024
Domestic:
3.30% Fixed-rate medium term notes, due 2025	$—	$500
4.20% Fixed-rate medium term notes, due 2035	500	500
6.25% Fixed-rate medium term notes, due 2038	325	325
4.45% Fixed-rate medium term notes, due 2045	500	500
3.25% Senior Notes, due 2027	700	700
4.25% Senior Notes, due 2028	1,200	1,200
3.25% Senior Notes, due 2029	1,000	1,000
4.50% Senior Notes, due 2030	1,000	1,000
4.10% Senior Notes, due 2047	600	600
4.00% Senior Notes, due 2049	800	800
Term Loan Facility, due 2026	—	490
Foreign:
1.125% Euro Senior Notes, due 2025	—	750
2.90% Euro Senior Notes, due 2030	821	—
Other long-term debt (includes finance leases)	109	105
Deferred debt issuance costs	(54)	(58)
Total	7,501	8,412
Less: Long-term debt payable within one year	7	1,255
Long-term debt	$7,494	$7,157
During 2025, the company issued €700 million aggregate principal amount of 2.90 percent Senior Notes due March 1, 2030. Interest will be paid annually on March 1st of each year, commencing March 1, 2026. We used the net proceeds from the issuance, together with cash on hand, to repay the €700 million aggregate principal amount of 1.125 percent Senior Notes upon maturity in March 2025.
Our debt portfolio previously included a Term Loan Facility. During 2025, we repaid the remaining principal balance of $490 million of the Term Loan Facility. Additionally, we repaid the $500 million aggregate principal amount of fixed rate medium-term notes bearing interest of 3.30 percent upon maturity in November 2024.
In 2024, we repaid in full $575 million and $1.4 billion aggregate principal amount of Senior Notes, with interest rates of 2.70 percent and 3.65 percent, respectively, which matured in 2024.
Principal amounts of long-term debt payable in the five years ending June 30, 2026 through 2030 are $7 million, $706 million, $1.2 billion, $1.0 billion and $1.8 billion, respectively. The principal amounts of long-term debt payable exclude the amortization of debt issuance costs.
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

The components of lease expense are as follows:

	2025	2024	2023
Operating lease expense	$64	$68	$60
Finance lease cost:
Amortization of lease assets	8	7	6
Interest on lease liabilities	5	5	4
Short-term lease cost	13	9	8
Variable lease cost	6	6	6
Total lease cost	$96	$95	$84
Supplemental cash flow information related to leases is as follows:

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$64	$65	$58
Operating cash outflows - interest payments on finance leases	5	5	4
Financing cash outflows - payments on finance lease obligations	5	5	5
Right-of-use assets obtained in exchange for operating lease obligations	18	42	45
Right-of-use assets obtained in exchange for finance lease obligations	2	4	1
Supplemental balance sheet information related to operating leases is as follows:

	2025	2024
Operating Leases
Operating lease right-of-use assets (included within Other assets)	$192	$226

Current operating lease liabilities (included within Other accrued liabilities)	$47	$54
Long-term operating lease liabilities (included within Other liabilities)	154	180
Total operating lease liabilities	$201	$234

Finance Leases
Property, plant and equipment	$127	$116
Accumulated depreciation	(25)	(15)
Property, plant and equipment, net	$102	$101

Notes payable and long-term debt payable within one year	$6	$5
Long-term debt	102	98
Total finance lease liabilities	$108	$103

Weighted-average remaining lease term
Operating leases	6.3 years	6.4 years
Finance leases	18.8 years	19.5 years

Weighted-average discount rate
Operating leases	4.3%	4.2%
Finance leases	5.2%	5.2%

Maturities of lease liabilities at June 30, 2025 are as follows:

	Operating Leases	Finance Leases
2026	$54	$11
2027	43	11
2028	33	10
2029	24	10
2030	17	10
Thereafter	62	119
Total lease payments	$233	$171
Less imputed interest	32	63
Total lease liabilities	$201	$108
13.    Retirement Benefits
Pensions and Other Postretirement Benefits
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
The Company provides postretirement medical and life insurance benefits to certain retirees and eligible dependents through an unfunded plan. The plan is contributory, with retiree contributions adjusted annually, and pays stated percentages of covered medically necessary expenses incurred by retirees after subtracting payments by Medicare or other providers and after stated deductibles have been met. The Company has established cost maximums to more effectively control future health care costs. We have reserved the right to change this benefit plan.
A summary of the Company's defined benefit pension and other postretirement benefit plans follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Benefit cost
Service cost	$28	$29	$35	$22	$22	$23	$—	$—	$—
Interest cost	184	190	165	76	80	60	4	4	3
Expected return on plan assets	(245)	(258)	(238)	(87)	(95)	(73)	—	—	—
Amortization of prior service cost	3	1	1	—	—	—	—	—	—
Amortization of net actuarial loss (gain)	7	2	8	7	6	9	(2)	(2)	(1)
Settlements	3	—	—	—	—	—	—	—	—
Divestitures	—	—	—	—	—	(3)	—	—	—
Net periodic benefit cost (credit)	$(20)	$(36)	$(29)	$18	$13	$16	$2	$2	$2
Components of net periodic benefit cost, other than service cost, are included in other (income) expense, net in the Consolidated Statement of Income.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$3,723	$4,008	$1,817	$1,828	$71	$79
Service cost	28	29	22	22	—	—
Interest cost	184	190	76	80	4	4
Acquisition	—	—	—	—	—	—
Actuarial gain(1)	(12)	(106)	(104)	(6)	(6)	(5)
Benefits paid	(254)	(414)	(88)	(81)	(6)	(7)
Settlements	(55)	—	(6)	—	—	—
Plan amendments	1	16	—	—	—	—
Foreign currency translation and other	—	—	168	(26)	—	—
Benefit obligation at end of year	$3,615	$3,723	$1,885	$1,817	$63	$71

Change in plan assets
Fair value of plan assets at beginning of year	$3,363	$3,548	$2,003	$1,907	$—	$—
Actual return on plan assets	347	179	—	98	—	—
Employer contributions	62	50	87	105	6	7
Benefits paid	(254)	(414)	(88)	(81)	(6)	(7)
Settlements	(55)	—	(6)	—	—	—
Foreign currency translation and other	—	—	187	(26)	—	—
Fair value of plan assets at end of year	$3,463	$3,363	$2,183	$2,003	$—	$—
Funded status	$(152)	$(360)	$298	$186	$(63)	$(71)

(1) The actuarial gain for the Non-U.S. pension plans in 2025 was primarily driven by an increase in discount rates. Additionally, both the U.S. and Non-U.S. pension plans generated actuarial gains in 2025 due to favorable demographic experience. The actuarial gain for the U.S. pension plans in 2024 was primarily driven by an increase in discount rates.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024	2025	2024
Amounts recognized on the Consolidated Balance Sheet
Other assets	$—	$—	$346	$244	$—	$—
Other accrued liabilities	(11)	(63)	(1)	(2)	(6)	(7)
Pensions and other postretirement benefits	(141)	(297)	(47)	(56)	(57)	(64)
Net amount recognized	$(152)	$(360)	$298	$186	$(63)	$(71)

Pre-tax amounts recognized in Accumulated Other Comprehensive Loss
Net actuarial loss (gain)	$191	$315	$230	$233	$(25)	$(20)
Prior service cost	18	20	2	2	—	—
Net amount recognized	$209	$335	$232	$235	$(25)	$(20)
In addition to the pension and other postretirement benefit obligations shown in the tables above, pensions and other postretirement benefits on the Consolidated Balance Sheet includes other immaterial international pension related liabilities.
The accumulated benefit obligation for all defined benefit plans was $5.4 billion and $5.4 billion at June 30, 2025 and 2024, respectively.

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	2025	2024
Accumulated benefit obligation	$316	$3,778
Fair value of plan assets	171	3,502
Information for pension plans with projected benefit obligations in excess of plan assets:

	2025	2024
Projected benefit obligation	$3,865	$4,211
Fair value of plan assets	3,665	3,794
Expected Contributions and Benefit Payments - We expect to make cash contributions of approximately $58 million to our defined benefit pension plans in 2026, of which $11 million and $47 million relate to U.S. and non-U.S. plans, respectively.
The following estimated benefit payments are expected to be paid during each respective year:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Postretirement Benefits
2026	$273	$104	$6
2027	275	108	6
2028	276	110	6
2029	286	97	6
2030	279	80	5
2031 - 2035	1,387	614	24
Assumptions - The weighted-average actuarial assumptions used to measure the net periodic benefit cost and benefit obligations are:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net Periodic Benefit Cost
Discount rate	5.27%	4.88%	4.36%	4.19%	4.24%	3.40%	5.23%	4.86%	4.26%
Average increase in compensation	3.81%	3.81%	3.35%	2.73%	2.76%	2.87%	NA	NA	NA
Expected return on plan assets	7.00%	7.00%	6.50%	4.47%	5.22%	4.13%	NA	NA	NA
Benefit Obligation
Discount rate	5.27%	5.27%	4.88%	4.36%	4.19%	4.24%	5.18%	5.23%	4.86%
Average increase in compensation	3.79%	3.76%	3.81%	2.65%	2.73%	2.76%	NA	NA	NA
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
The health care cost trend rate assumptions used to measure the postretirement benefit obligations are:

	2025	2024
Health care cost trend rate assumed for next year	9.73%	10.35%
Ultimate health care cost trend rate	4.50%	4.50%
Year that the ultimate rate is reached	2035	2034

Plan Assets - The weighted-average allocation of the majority of the assets related to the defined benefit plans is as follows:

	2025	2024
Equities	20%	26%
Fixed income	46%	45%
Other investments	34%	29%
	100%	100%
The weighted-average target asset allocation as of June 30, 2025 is 20 percent equities, 48 percent fixed income and 32 percent other investments. The investment strategy for the Company's worldwide defined benefit pension plan assets focuses on achieving prudent actuarial funding ratios while maintaining acceptable levels of risk in order to provide adequate liquidity to meet immediate and future benefit requirements. This strategy requires investment portfolios that are broadly diversified across various asset classes and external investment managers. Assets held in the U.S. and U.K. defined benefit plans account for 61 percent and 24 percent, respectively, of our total defined benefit plan assets. The overall investment strategy with respect to our U.S. defined benefit plan is to use a funding strategy more heavily weighted toward liability-hedging assets as the funded status improves. Over time, we will increase the allocation to long duration fixed income investments and reduce exposure to return seeking assets such as equities and alternatives. The strategy utilizes fixed income investments aligned with the duration and cash flow profile of the plan's liabilities to hedge the impact of interest rate and inflation changes. For the overfunded U.K. defined benefit plans, the overall investment strategy primarily focuses on utilizing fixed income investments to achieve a rate of return that is at least commensurate with the changes in the cost of providing fixed and index-linked annuities.
Certain investments that are measured at their fair value using the Net Asset Value ("NAV") per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair values of pension plan assets at June 30, 2025 and at June 30, 2024, by asset class, are as follows:

	June 30, 2025					June 30, 2024
	Total	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV
Cash and cash equivalents	$540	$459	$76	$—	$5	$461	$450	$6	$—	$5
Equities
U.S. equity securities	7	7	—	—	—	680	680	—	—	—
Non-U.S. equity securities	57	57	—	—	—	58	50	8	—	—
Commingled equity funds	1,059	—	106	—	953	652	50	52	—	550
Fixed income
Corporate bonds	801	4	797	—	—	589	16	573	—	—
Government issued securities	552	521	31	—	—	574	544	30
Commingled fixed income funds	1,293	—	350	—	943	1,298	23	525	—	750
Alternatives(1)	778	—	—	—	778	770	—	56		714
Other(2)	648	66	(1)	583	—	341	12	329	—	—
	$5,735	$1,114	$1,359	$583	$2,679	$5,423	$1,825	$1,579	$—	$2,019
(Payables) receivables, net	(89)					(57)
Total	$5,646					$5,366

(1) Alternatives includes investments in real estate, hedge funds and private debt.
(2) Other investments primarily includes insurance contracts held under our non-U.S. plans.

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2025 and 2024 due to the following:

	2025	2024
Balance at beginning of year	$—	$—
Actual return on plan assets still held at year-end	12	—
Purchases, sales, settlements - net	203	—
Transfers into Level 3	325	—
Changes due to exchange rates	43	—
Balance at end of year	$583	$—
Cash and cash equivalents consist of direct cash holdings and short-term investment vehicles. Cash is valued at cost, which approximates fair value. Short-term investments are primarily valued at quoted prices in active markets and are classified within Level 1. The U.S. defined benefit plan uses a liability-hedging initiative that requires the plan to maintain a certain cash balance.
Equity securities are valued at the closing price reported on the active market on which the individual securities are traded. Substantially all equity securities are classified within Level 1. As of June 30, 2024, the U.S. defined benefit plan held $672 million worth of Parker stock, which was divested in 2025.
Corporate bonds and fixed income securities categorized as Level 2 are valued using observable inputs for similar assets that are traded on an active market. The fair value of government issued securities categorized in Level 1 are primarily based on observable quoted prices on the active markets on which the security trades.
Commingled equity and fixed income funds consist of common/collective trusts or other investment vehicles. Most of these funds are valued using the NAV provided by the fund administrator and are based on the fair value of the underlying assets. Commingled funds classified within Level 1 are valued using the closing market price reported on the active market. When quoted market prices for funds are not available in an active market, they are classified as Level 2. Most of these funds have no redemption restrictions or lock-up periods and can be liquidated within 90 days.
Alternatives include investments in real estate, hedge funds, and private debt, which are valued using the fund's NAV based on the fair value of the underlying investments. Funds within this asset class may be subject to redemption restrictions, and valuations for certain real estate and private debt funds may be lagged up to 6 months. For these funds, the NAV is adjusted for cash flows through year end.
Other investments primarily include insurance contracts within the Non-U.S. pension plans' asset portfolio. Insurance contracts, which are categorized as Level 3, are valued as reported by the insurer which include adjustments for changes in the underlying assets, or are valued using other pricing sources which use unobservable inputs. Other investments also includes derivative instruments which are generally associated with our liability hedging strategies and are valued based on the closing prices of contracts or market observable inputs.
Defined Contribution Plans
We sponsor various defined contribution plans both in the U.S. and internationally, including in the United Kingdom, Germany, Sweden, Canada and South Korea.
Under our primary U.S. 401(k) plan, the Company matches employee contributions up to a maximum of five percent of eligible compensation. Participants may direct the matching contributions among various investment choices, including our common stock held within an employee stock ownership plan ("ESOP"). In addition to shares within the ESOP, employees may elect to invest in our common stock through a company stock fund offered within the primary U.S. 401(k) plan. As of June 30, 2025 and 2024, the plan held 4.0 million and 4.5 million shares of our common stock. The Company also maintains a retirement income account ("RIA") within the primary U.S. 401(k) plan. We make annual cash contributions to eligible participant's RIA, with most participants receiving a flat three percent contribution of eligible compensation. Some grandfathered participants receive contributions calculated at a higher percentage, but no participant receives less than the flat three percent. Participants do not contribute to the RIA.

Matching and other contributions under all defined contribution plans are expensed as incurred. Expense recognized under the U.S. plans was $187 million, $194 million, and $167 million in 2025, 2024 and 2023, respectively. Expense recognized under the international plans was $33 million, $31 million and $30 million in 2025, 2024 and 2023, respectively.
Other
The Company has established unfunded nonqualified deferred compensation programs, that allow officers, directors and certain management employees to annually elect to defer a portion of their compensation on a pre-tax basis until retirement. The retirement benefit to be provided is based on the amount of compensation deferred, company matching contributions and earnings on the deferrals. The Company has invested in corporate-owned life insurance policies to assist in meeting the obligations under these programs. The policies are held in a rabbi trust and are considered general corporate assets. Net gains and losses related to these assets and liabilities are reflected in selling, general and administrative expenses on the Consolidated Statement of Income and are immaterial in total.
As of June 30, 2025 and 2024, the cash surrender values of the corporate-owned life insurance policies were $260 million and $238 million, and the balances of the deferred compensation liabilities were $171 million and $164 million, respectively. These amounts are included in other assets and other liabilities on the Consolidated Balance Sheet.
14.    Equity
Changes in accumulated other comprehensive loss in shareholders' equity by component:

	2025	2024	2023
Foreign Currency Translation Adjustment and Other
Beginning balance	$(1,130)	$(962)	$(1,149)
Other comprehensive income (loss) before reclassifications	418	(153)	225
Income tax	(5)	(15)	(38)
Other comprehensive income (loss), net of tax	413	(168)	187
Ending balance	$(717)	$(1,130)	$(962)
Retirement Benefit Plans
Beginning balance	$(308)	$(331)	$(394)
Other comprehensive income (loss) before reclassifications	163	23	75
Income tax	(34)	(6)	(22)
Reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss and other(1)	18	8	14
Tax benefit	(5)	(2)	(4)
Other comprehensive income (loss), net of tax	142	23	63
Ending balance	$(166)	$(308)	$(331)
Total accumulated other comprehensive loss ending balance	$(883)	$(1,438)	$(1,293)

(1) The amounts reclassified include the amortization of net actuarial loss, amortization of prior service cost and gains or losses related to settlements and divestitures. These costs are included in the computation of net periodic benefit cost which is recorded in other income, net. Refer to Note 13 for additional information.

Share Repurchases - On October 22, 2014, the Board of Directors approved a share repurchase program authorizing the repurchase of up to 35.0 million of the Company's common shares. Under this program, we repurchased 2.5 million, 0.4 million, and 0.7 million shares for $1.6 billion, $200 million and $200 million during 2025, 2024 and 2023, respectively. As of June 30, 2025, we had 4.8 million shares available under this repurchase authorization. On August 21, 2025, the Board of Directors approved an update to the number of shares available under the Company's existing share repurchase authorization so that the aggregate number of shares available for repurchase as of such date was 20.0 million. There is no limitation on the number of shares that can be repurchased in a year and there is no expiration date for the program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares.

15.    Stock Incentive Plans
The Company's 2023 Omnibus Stock Incentive Plan ("2023 SIP") provides for the granting of stock-based incentive awards in the form of nonqualified stock options, stock appreciation rights ("SARs"), restricted stock units ("RSUs") and restricted and unrestricted stock to officers and key employees of the Company. The aggregate number of shares of common stock authorized for issuance under the 2023 SIP is 11.3 million. At June 30, 2025, 7.2 million common stock shares were available for future issuance.
The Company also maintains a Global Employee Stock Purchase Plan ("ESPP"), which is offered in a limited number of international countries. The ESPP is intended to provide eligible employees with the opportunity to acquire interest in the Company's common shares for 90 percent of the fair market value per share. The maximum number of shares that may be issued under the ESPP is 10.0 million shares, of which approximately 9.9 million shares are still available for future issuance. Activity under this plan is not material.
We satisfy stock-based incentive award obligations by issuing shares of common stock out of treasury, which have been repurchased pursuant to our share repurchase program described in Note 14, or through the issuance of previously unissued common stock.
Total stock-based compensation expense and the related tax benefits were as follows:

	2025	2024	2023
Stock-based compensation expense	$159	$156	$143
Income tax benefits	$23	$20	$20
At June 30, 2025, $142 million of total unrecognized compensation costs related to stock-incentive awards has yet to be recognized and will be amortized into expense over a weighted-average period of approximately 1.8 years. The Company also realized income tax benefits related to the exercise and issuance of awards for $54 million, $52 million and $33 million during 2025, 2024 and 2023, respectively.
SARs - SARs vest ratably over a three-year service period and expire ten years from the grant date. Upon exercise, SARs entitle the participant to receive shares of common stock equal to the increase in value of the award between the grant date and the exercise date.
The fair value of each SAR award granted in 2025, 2024 and 2023 was estimated at the date of grant using a Black-Scholes option pricing model.

	2025	2024	2023
Weighted-average grant date fair value	$205.79	$146.72	$97.70
Assumptions:
Risk-free interest rate	3.7%	4.4%	3.0%
Expected life of award	5.7 years	5.5 years	5.6 years
Expected dividend yield of stock	1.1%	1.8%	1.8%
Expected volatility of stock	35.7%	39.0%	37.1%
The risk-free interest rate was based on U.S. Treasury yields with a term similar to the expected life of the award. The expected life of the award was derived by referring to actual exercise and post-vesting employment termination experience. The expected dividend yield was based on the annual rate of dividends per share over the market value of the stock on the grant date. The expected volatility of stock was derived by referring to changes in our historical common stock prices over a time-frame similar to the expected life of the award.

SAR activity during 2025 is as follows:

(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding June 30, 2024	3,495	$238.15
Granted	347	$578.39
Exercised	(733)	$180.74
Canceled and forfeited	(21)	$445.30
Outstanding June 30, 2025	3,088	$288.60	5.8 years	$1,266
Exercisable June 30, 2025	2,230	$226.33	4.9 years	$1,053
A summary of the status and changes of shares subject to SAR awards and the related average price per share follows:

(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2024	1,050	$119.05
Granted	347	$205.79
Vested	(519)	$109.06
Canceled and forfeited	(21)	$155.39
Nonvested June 30, 2025	857	$159.29
The total fair value of shares vested during 2025, 2024 and 2023 was $57 million, $45 million and $34 million, respectively. The total intrinsic value of SAR awards exercised during 2025, 2024 and 2023 was $340 million, $270 million and $158 million, respectively.
RSU & LTIP Awards - RSUs constitute an agreement to deliver shares of common stock to the participant at the end of a vesting period. Generally, the RSUs vest ratably over a three-year service period. For each nonvested RSU, recipients are entitled to receive a dividend equivalent, payable in cash or common shares, equal to the cash dividend per share paid to common shareholders.
We also granted RSUs with a one-year vesting period to non-employee members of the Board of Directors. Recipients receive a dividend equivalent payable in common shares, equal to the cash dividend per share paid to common shareholders.
The Company's Long Term Incentive Plans ("LTIP") provide for the issuance of unrestricted stock to certain officers and key employees based on the attainment of certain goals relating to our revenue growth, earnings per share growth and return on invested capital during a three-year performance period. The number of shares earned at the end of the performance period could vary, based on actual performance, between zero and 200 percent of the target LTIP awards granted. These nonvested LTIP awards entitle participants to earn dividend equivalent units, payable in common shares, equal to the cash dividend per share paid to common shareholders and are subject to the same performance goals as the initial award granted.
A summary of the status and changes of shares subject to RSU and LTIP awards for employees and the related average price per share follows:

	RSU		LTIP Awards
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2024	182	$345.45	348	$350.75
Granted(1)	60	$582.76	146	$465.01
Vested	(91)	$329.00	(213)	$313.89
Canceled	(5)	$462.19	(6)	$436.67
Nonvested June 30, 2025	146	$449.11	275	$438.35

(1) LTIP awards granted includes an adjustment for actual performance achieved.
The fair value of each RSU and LTIP award granted in 2025, 2024 and 2023 was based on the fair market value of our common stock on the date of grant. A summary of the fair value information for awards vested and granted were as follows:

	Fair Value of Awards Vested			Weighted-Average Grant Date Fair Value
	2025	2024	2023	2025	2024	2023
RSU	$30	$29	$32	$582.76	$401.86	$297.43
LTIP awards	$64	$45	$58	$465.01	$380.97	$301.64
16.    Research and Development
Independent research and development costs amounted to $240 million in 2025, $253 million in 2024 and $258 million in 2023. Pre-production expense incurred in connection with development contracts amounted to $58 million in 2025, $45 million in 2024 and $73 million in 2023.
17.    Financial Instruments
The Company utilizes derivative and non-derivative financial instruments, including forward exchange contracts, costless collar contracts, cross-currency swap contracts and certain foreign currency denominated debt, to manage foreign currency transaction and translation risk. The derivative financial instrument contracts are with major investment grade financial institutions, and the Company does not anticipate any material non-performance by any of the counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.
Net Investment Hedges
The Company uses cross-currency swap contracts and foreign currency denominated debt, a non-derivative financial instrument, to hedge portions of the Company's investments in foreign subsidiaries and manage foreign exchange risk. The effect of translating the debt into U.S. dollars is recorded in foreign currency translation within accumulated other comprehensive loss and remains there until the underlying net investment is sold or substantially liquidated. For the cross-currency swap contracts that are designated and qualify as a net investment hedges, we assess the effectiveness using the spot method and the net gains or losses attributable to changes in the spot rate are recorded in foreign currency translation within accumulated other comprehensive loss. Any ineffective portions of the net investment hedges are reclassified from accumulated other comprehensive loss into earnings through interest expense during the period of change. During 2025, 2024, and 2023, the periodic interest settlements related to the cross-currency swaps were not material.
The notional amounts for the cross-currency swap contracts designated as hedging instruments were €69 million, €290 million and ¥2.1 billion as of June 30, 2025 and 2024.
During 2025, the Company issued €700 million aggregate principal amount of 2.90 percent Senior Notes due 2030. We used the net proceeds from the issuance, together with cash on hand, to repay the €700 million aggregate principal amount of 1.125 percent Senior Notes due 2025. The Company’s €700 million aggregate principal amount of 2.90 percent Senior Notes due 2030 have been designated as a hedge of the Company’s net investment in certain foreign subsidiaries.
Non-Designated Derivative Contracts
In addition to the net investment hedges, the Company utilizes derivatives that are not designated as hedging instruments but serve as economic hedges of forecasted transactions. These include forward exchange, cross-currency swap, deal-contingent forward and costless collar contracts, which are used to mitigate foreign exchange risk. Changes in the fair value of these instruments are recorded in other (income) expense, net in the Consolidated Statement of Income.
In connection with the acquisition of Meggitt, the Company entered into deal-contingent forward contracts during October 2021 to mitigate the risk of appreciation in the GBP-denominated purchase price. The deal-contingent forward contracts had an aggregate notional amount of £6.4 billion, and were settled in September 2022 in connection with the acquisition of Meggitt. In June 2022, we amended the agreement to include a credit support annex obligating Parker to post $250 million of cash collateral. In July 2022, the Company received the $250 million cash collateral previously posted. Cash flows associated with the cash collateral are recorded in cash flow from investing activities on the Consolidated Statement of Cash Flows.
Financial Statement Impact
Derivative financial instruments are recognized on the Consolidated Balance Sheet as either assets or liabilities and are measured at fair value. The location and fair value of derivative financial instruments reported on the Consolidated Balance Sheet are as follows:

	Balance Sheet Caption	2025	2024
Net investment hedges
Cross-currency swap contracts	Other assets	$4	$16
Cross-currency swap contracts	Other liabilities	26	—
Non-designated derivative contracts
Forward exchange contracts	Non-trade and notes receivable	3	8
Forward exchange contracts	Other accrued liabilities	38	—
The cross-currency swap and forward exchange contracts are reflected on a gross basis in the Consolidated Balance Sheet. The Company has not entered into any master netting arrangements.
(Losses) gains on derivative financial instruments were recorded in the Consolidated Statement of Income as follows:

	2025	2024	2023
Deal-contingent forward contracts	$—	$—	$(390)
Forward exchange contracts	(63)	11	(7)
Costless collar contracts	—	—	12
Cross-currency swap contracts	—	—	(19)
(Losses) gains on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive loss in the Consolidated Balance Sheet are as follows:

	2025	2024
Cross-currency swap contracts	$(30)	$(4)
Foreign currency denominated debt	(56)	10
Fair Values of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and long-term investments, as well as obligations under accounts payable, trade, notes payable and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, accounts receivable, accounts payable, trade and notes payable approximate fair value.
The carrying value of long-term debt, which excludes the impact of net unamortized debt issuance costs, and estimated fair value of long-term debt at June 30 are as follows:

	2025	2024
Carrying value of long-term debt	$7,555	$8,470
Estimated fair value of long-term debt	7,174	7,885
The fair value of long-term debt is classified within level 2 of the fair value hierarchy.
A summary of derivative assets and liabilities that were measured at fair value on a recurring basis at June 30, 2025 and 2024 are as follows:

	June 30, 2025	Level 1	Level 2	Level 3
Derivative assets	$7	$—	$7	$—
Derivative liabilities	64	—	64	—

	June 30, 2024	Level 1	Level 2	Level 3
Derivative assets	$24	$—	$24	$—
The calculation of fair value for cross-currency swaps and forward contracts utilizes market observable inputs including both spot and forward prices for the same underlying currencies. The calculation of fair value of the cross-currency swap contracts also utilizes a present value cash flow model.

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
As of June 30, 2025, we had an accrual of $88 million for environmental matters, which are probable and reasonably estimable. The accrual is recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities, the amount of our liability in proportion to other responsible parties, and outcomes of litigation.
Our estimated total liability for environmental matters ranges from a minimum of $88 million to a maximum of $290 million. The largest range for any one site is approximately $85 million. The actual costs we will incur are dependent on final determination of contamination and required remedial action, negotiations with governmental authorities with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies, effectiveness of remedial technologies employed, the ability of other responsible parties to pay, outcomes of litigation, and any insurance or other third-party recoveries.
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
The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer.  The CODM uses Segment Operating Income as a measure to assess performance, drive decisions and allocate human and financial capital to our reportable segments.  Annual plan, monthly forecasts and prior year results are continually compared to these measures when evaluating performance.  Other segment items are managed on a consolidated basis for the CODM’s review.

	2025	2024	2023
Net Sales:
Diversified Industrial	$13,665	$14,458	$14,705
Aerospace Systems	6,185	5,472	4,360
	$19,850	$19,930	$19,065
Other Segment Items:(1)
Diversified Industrial	$10,545	$11,282	$11,634
Aerospace Systems	4,744	4,361	3,797
	$15,289	$15,643	$15,431
Segment Operating Income:
Diversified Industrial	$3,120	$3,176	$3,071
Aerospace Systems	1,441	1,111	563
Total segment operating income	4,561	4,287	3,634
Corporate general and administrative expenses	214	218	230
Income before interest expense and other (income) expense, net	4,347	4,069	3,404
Interest expense	409	506	574
Other (income) expense, net	(169)	(32)	150
Income before income taxes	$4,107	$3,595	$2,680

(1) Other segment items are primarily comprised of cost of sales; selling, general and administrative expenses; and income related to equity method investments.

	Assets			Property Additions
	2025	2024	2023	2025	2024	2023
Diversified Industrial	$15,953	$16,174	$15,573	$310	$303	$293
Aerospace Systems(1)	12,218	12,016	13,661	88	90	81
Corporate	1,323	1,108	730	37	7	7
Total	$29,494	$29,298	$29,964	$435	$400	$381

(1) Assets include an investment in a joint venture in which ownership is 50 percent or less and in which the Company does not have operating control (2025 - $226 million; 2024 - $218 million; 2023 - $216 million).

	Depreciation			Amortization
	2025	2024	2023	2025	2024	2023
Diversified Industrial	$228	$232	$205	$253	$266	$268
Aerospace Systems	114	108	104	300	312	233
Corporate	12	9	8	—	—	—
Total	$354	$349	$317	$553	$578	$501
Geographic Area - Net sales are attributed to countries based on the location of the selling unit. North America includes the United States, Canada and Mexico. No country other than the United States represents greater than 10 percent of consolidated sales. Long-lived assets are comprised of property, plant and equipment based on physical location.

	Net Sales			Long-Lived Assets
	2025	2024	2023	2025	2024	2023
North America	$13,406	$13,512	$12,690	$1,874	$1,864	$1,828
International	6,444	6,418	6,375	1,063	1,012	1,037
Total	$19,850	$19,930	$19,065	$2,937	$2,876	$2,865

20.    Other (income) expense, net
The table below includes the components of other (income) expense, net in the Consolidated Statement of Income:

	2025	2024	2023
Foreign currency transaction loss (gain)(1)	$46	$(38)	$46
Income related to equity method investments(2)	(178)	(152)	(124)
Non-service components of retirement benefit cost(3)	(51)	(73)	(67)
Interest income	(11)	(15)	(46)
Saegertown incident(4)	8	—	—
Loss on deal-contingent forward contracts(5)	—	—	390
Other items, net	3	2	(15)
Total other (income) expense, net	$(183)	$(276)	$184

(1) Foreign currency transaction loss (gain) primarily relates to the impact of exchange rates on cash, forward contracts and intercompany transactions.
(2) Equity method investments consist of investments in joint venture companies in which ownership is 50 percent or less and in which the Company does not have operating control. The Company's share of earnings from investments in joint venture companies are reflected in other (income) expense, net. Sales to and services performed for joint venture companies totaled $96 million, $74 million and $64 million in 2025, 2024 and 2023, respectively. We received cash dividends from joint venture companies of $167 million, $148 million and $114 million in 2025, 2024 and 2023, respectively.

(3) For further discussion of the non-service components of retirement benefit cost refer to Note 13.
(4) The Saegertown incident represents the deductible and retained liability expense associated with a fire at our plant in Saegertown, Pennsylvania in February 2025.
(5) Loss on deal-contingent forward contracts includes a loss on the deal-contingent forward contracts related to the acquisition of Meggitt. Refer to Note 17 for further discussion.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change to our internal control over financial reporting during the fourth quarter of 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report On Internal Control Over Financial Reporting
Our management, including the principal executive officer and the principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). We assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, we used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013).” We concluded that based on our assessment, the Company's internal control over financial reporting was effective as of June 30, 2025.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of June 30, 2025, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 9B. Other Information
None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2025.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance
Information required with respect to the Directors of the Company is set forth under the caption "Item I – Election of Directors" in the definitive Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders, to be held October 22, 2025 (the "2025 Proxy Statement"), and is incorporated herein by reference. Information with respect to the executive officers of the Company is included in Part I, Item 1 of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."
The information set forth under the caption "Insider Trading and Prohibited Transactions in Company Securities" in the 2025 Proxy Statement is incorporated herein by reference.
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
The information set forth under the captions "Board Committees; Committee Charters - Audit Committee" and "Board and Committee Structure - Board Committees; Committee Charters" in the 2025 Proxy Statement is incorporated herein by reference.

ITEM 11. Executive Compensation
The information set forth under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Pay Versus Performance Disclosure" and "Compensation Tables" in the 2025 Proxy Statement is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the caption "Principal Shareholders" in the 2025 Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information. The following table sets forth certain information regarding the Company's equity compensation plans as of June 30, 2025, unless otherwise indicated.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Equity compensation plans
Equity compensation plans approved by security holders	3,783,595(1)	$288.60	17,153,703(2)
Equity compensation plans not approved by security holders	—	—	—
Total	3,783,595	$288.60	17,153,703

(1)Includes the maximum future payouts of common stock that may be issued under the calendar year 2023-24-25, 2024-25-26 and 2025-26-27 long term incentive performance awards ("LTIP awards"). For these LTIP awards, payouts will be determined based on achieving an average return on average equity of four percent or an average free cash flow margin of four percent. If these performance measures are achieved, the participants will be eligible to receive the maximum payout of 200 percent. The Human Resources and Compensation Committee will then compare our performance to that of a group of our peers and, if appropriate, apply its discretion to reduce the final payouts based on any performance measures that the Committee determines to be appropriate.

(2)The maximum number of shares of our common stock that may be issued under the 2023 Omnibus Stock Incentive Plan is 11.3 million shares, of which approximately 7.2 million shares are available for future issuance. The maximum number of shares that may be issued under the Global Employee Stock Purchase Plan is 10.0 million shares, of which approximately 9.9 million shares are still available for future issuance.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions "Other Governance Matters - Review and Approval of Transactions with Related Persons" and "Item 1 - Election of Directors - Director Independence" in the 2025 Proxy Statement is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
The information set forth under the captions "Audit Fees and All Other Fees" and "Audit Committee Pre-Approval Policies and Procedures" in the 2025 Proxy Statement is incorporated herein by reference.

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
Form of 2024 Parker-Hannifin Corporation Stock Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2024 (Commission File No. 1-4982).**

(10)(x)
2024 Parker-Hannifin Corporation Stock Appreciation Rights Terms and Conditions, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2024 (Commission File No. 1-4982).**

(10)(y)
Parker-Hannifin Corporation Target Incentive Plan, incorporated by reference to Exhibit 10(d) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).**

(10)(z)
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
Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan (as Amended and Restated), incorporated by reference to Exhibit 10(bb) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission file No. 1-4982).**

(10)(cc)
Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance Bonus Plan (as Amended and Restated), effective as of January 23, 2019, incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-Q for the quarterly period ended December 31, 2018 (Commission file No. 1-4982).**

(10)(dd)
Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan (as Amended and Restated), effective as of January 23, 2019, incorporated by reference to Exhibit 10(g) to the Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2018 (Commission File No. 1-4982).**

(10)(ee)
Form of Award Under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance Bonus Plan (as Amended and Restated) effective as of January 27, 2021, incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2021 (Commission File No. 1-4982).**

(10)(ff)
Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan, as Amended and Restated, effective as of January 27, 2022, incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2022 (Commission File No. 1-4982).**

(10)(gg)
Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance Bonus Plan, as Amended and Restated, effective as of January 27, 2022, incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2022 (Commission File No. 1-4982).**

(10)(hh)	Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Performance Plan, as Amended and Restated, effective as of January 22, 2025.**

(10)(ii)
Parker-Hannifin Corporation 2022 Performance Bonus Plan, effective as of July 1, 2021, incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2021 (Commission File No. 1-4982).**

(10)(jj)
Form of Parker-Hannifin Corporation Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2018 (Commission file No. 1-4982).**

(10)(kk)
Form of Parker-Hannifin Corporation Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2018 (Commission File No. 1-4982).**

(10)(ll)
Form of Parker-Hannifin Corporation Restricted Stock Unit Terms and Conditions for Awards Granted, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2018 (Commission File No. 1-4982).**

(10)(mm)
Form of 2018 Parker-Hannifin Corporation Restricted Stock Unit Award Agreement to Certain Executive Officers, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2018 (Commission File No. 1-4982).**

(10)(nn)
Parker-Hannifin Corporation 2018 Restricted Stock Unit Terms and Conditions for Certain Executive Officers, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2018 (Commission File No. 1-4982).**

(10)(oo)	Form of 2023 Parker-Hannifin Corporation Restricted Stock Unit Award Agreement and Terms and Conditions for Certain Executive Officers (Amended and Restated 2016 Plan).**

(10)(pp)	Form of 2023 Parker-Hannifin Corporation Restricted Stock Unit Award Agreement and Terms and Conditions for Certain Executive Officers (2023 Plan).**

(10)(qq)	Form of Parker-Hannifin Corporation 2024 Non-Employee Directors' Restricted Stock Unit Award Agreement.**

(10)(rr)	Form of Parker-Hannifin Corporation 2024 Non-Employee Directors' Restricted Stock Unit Terms and Conditions.**

(10)(ss)
Parker-Hannifin Corporation Profitable Growth Incentive Plan, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2014 (Commission File No. 1-4982).**

(10)(tt)
Form of Notice of RONA Bonus Award Under the Parker-Hannifin Corporation Performance Bonus Plan, incorporated by reference to Exhibit 10(h) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No. 1-4982).**

(10)(uu)
Parker-Hannifin Corporation RONA Plan Subject to Performance Bonus Plan, incorporated by reference to Exhibit 10(f) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).**

(10)(vv)
Parker-Hannifin Corporation Summary of RONA Bonus Awards in Lieu of Certain Executive Perquisites, incorporated by reference to Exhibit 10(h) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).**

(10)(ww)
Parker-Hannifin Corporation Savings Restoration Plan, restated as of September 1, 2004, incorporated by reference to Exhibit 10(t) to Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).**

(10)(xx)
Parker-Hannifin Corporation Amended and Restated Savings Restoration Plan, effective January 1, 2016, incorporated by reference to Exhibit 10(b) to Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2016 (Commission File No. 1-4982).**

(10)(yy)
Parker-Hannifin Corporation Amended and Restated Pension Restoration Plan, effective July 1, 2016, incorporated by reference to Exhibit 10(mm) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission File No. 1-4982).**

(10)(zz)
Parker-Hannifin Corporation Executive Deferral Plan, restated as of September 1, 2004, incorporated by reference to Exhibit 10(v) to Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).**

(10)(aaa)
Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan, effective September 2, 2015, incorporated by reference to Exhibit 10(pp) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission File No. 1-4982).**

(10)(bbb)
Amendment Two to the Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan (effective September 2, 2015), dated and effective October 14, 2019, incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 10-Q filed with the SEC on February 5, 2020 (Commission File No. 1-4982).**

(10)(ccc)
Parker-Hannifin Corporation Global Employee Stock Purchase Plan, incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement filed with the SEC on September 22, 2014 (Commission File No. 1-4982).**

(10)(ddd)
Parker-Hannifin Corporation Global Employee Stock Purchase Plan (As Amended and Restated August 7, 2023), incorporated by reference to Exhibit B to Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on September 22, 2023 (Commission File No. 1-4982).**

(10)(eee)	Parker-Hannifin Corporation Claw-back Policy, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed with the SEC on August 18, 2009 (Commission File No. 1-4982).**

(10)(fff)
Amended and Restated Deferred Compensation Plan for Directors of Parker-Hannifin Corporation, effective January 22, 2015, incorporated by reference to Exhibit 10(i) to Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2015 (Commission File No. 1-4982).**

(10)(ggg)
Summary of the Compensation of the Non-Employee Members of the Board of Directors, effective October 24, 2018, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2018 (Commission File No. 1-4982).**

(10)(hhh)
Amendment One to the Parker-Hannifin Corporation Amended and Restated Defined Contribution Supplemental Executive Retirement Program, effective August 1, 2022, incorporated by reference to Exhibit 10(a) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).**

(10)(iii)
Amendment Three to the Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan, effective August 1, 2022, incorporated by reference to Exhibit 10(b) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).**

(10)(jjj)
Amendment One to the Parker-Hannifin Corporation Amended and Restated Savings Restoration Plan, effective August 1, 2022, incorporated by reference to Exhibit 10(c) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).**

(10)(kkk)
Amendment One to the Amended and Restated Deferred Compensation Plan for Directors of Parker-Hannifin Corporation, effective August 1, 2022, incorporated by reference to Exhibit 10(d) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).**

(10)(lll)
Parker-Hannifin Corporation Annual Cash Incentive Plan, effective July 1, 2022, incorporated by reference to Exhibit 10(e) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).**

(10)(mmm)
Parker-Hannifin Corporation Deferred Compensation Plan, effective January 1, 2023, incorporated by reference to Exhibit 10(f) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).**

(10)(nnn)
Parker-Hannifin Corporation Deferred Compensation Plan Adoption Agreement, effective January 1, 2023, incorporated by reference to Exhibit 10(g) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).**

(10)(ooo)
Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance Bonus Plan, as Amended and Restated, effective as of January 25, 2023, incorporated by reference to Exhibit 10(a) to Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2023 (Commission File No. 1-4982).**

(10)(ppp)
Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance Bonus Plan, as Amended and Restated, effective as of January 24, 2024, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2024 (Commission File No. 1-4982).**

(10)(qqq)
Parker-Hannifin Corporation 2023 Omnibus Stock Incentive Plan, incorporated by reference to Exhibit A to Registrant's Definitive Proxy Statement on Schedule 14A, filed with the SEC on September 22, 2023 (Commission File No. 1-4982).**

(19)	Insider Trading Policy, incorporated by reference to Exhibit 19 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (Commission File No. 1-4982).*

(21)	List of Subsidiaries of Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)	Power of Attorney.*

(31)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(31)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

(97)	Parker-Hannifin Corporation Clawback Policy, incorporated by reference to Exhibit 97 to Registrant's Form 10-K for the fiscal year ended June 30, 2024 (Commission File No. 1-4982).*

101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*    Submitted electronically herewith.
**     Management contracts and compensatory plans or arrangements required to be filed as an exhibit hereto.
Attached as Exhibit 101 to this Annual Report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income for the years ended June 30, 2025, 2024 and 2023, (ii) Consolidated Statement of Comprehensive Income for the years ended June 30, 2025, 2024 and 2023, (iii) Consolidated Balance Sheet at June 30, 2025 and 2024, (iv) Consolidated Statement of Cash Flows for the years ended June 30, 2025, 2024 and 2023, (v) Consolidated Statement of Equity for the years ended June 30, 2025, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.
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

August 22, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Signature and Title
JENNIFER A. PARMENTIER, Chairman and Chief Executive Officer; ANGELA R. IVES, Principal Accounting Officer, Director; DENISE RUSSELL FLEMING, Director; LANCE M. FRITZ, Director; LINDA A. HARTY, Director; KEVIN A. LOBO, Director; E. JEAN SAVAGE, Director; JOSEPH SCAMINACE, Director; LAURA K. THOMPSON, Director; JAMES R. VERRIER, Director; and JAMES L. WAINSCOTT, Director.
Date: August 22, 2025

/s/ Todd M. Leombruno
Todd M. Leombruno, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Attorney-in-Fact for the officers and directors signing in the capacities indicated)