Form 10-Q
period 2025-09-30
Parker-Hannifin Corp
filed 2025-11-07
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes  ☐    No  ☒
Number of Common Shares outstanding at September 30, 2025: 126,186,699

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2025	2024
Net sales	$5,084	$4,904
Cost of sales	3,177	3,098
Selling, general and administrative expenses	873	849
Interest expense	101	113
Other income, net	(107)	(31)
Income before income taxes	1,040	875
Income taxes	232	177
Net income	$808	$698

Earnings per share:
Basic	$6.39	$5.43
Diluted	$6.29	$5.34

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2025	2024
Net income	$808	$698

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment and other	(45)	345
Retirement benefits plan activity	4	3
Other comprehensive (loss) income	(41)	348
Total comprehensive income	$767	$1,046

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	September 30, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$473	$467
Trade accounts receivable, net of allowances of $9 and $10	2,873	2,910
Non-trade and notes receivable	331	318
Inventories	3,081	2,839
Prepaid expenses	296	263
Other current assets	173	153
Total current assets	7,227	6,950
Property, plant and equipment, net of accumulated depreciation of $4,528 and $4,480	2,972	2,937
Deferred income taxes	271	270
Other long-term assets	1,306	1,269
Intangible assets, net	7,760	7,374
Goodwill	11,141	10,694
Total assets	$30,677	$29,494

Liabilities and Equity
Current liabilities:
Notes payable and long-term debt payable within one year	$2,848	$1,791
Accounts payable, trade	2,150	2,126
Accrued payrolls and other compensation	432	587
Accrued domestic and foreign taxes	411	382
Other current liabilities	938	933
Total current liabilities	6,779	5,819
Long-term debt	7,485	7,494
Pensions and other postretirement benefits	253	267
Deferred income taxes	1,621	1,490
Other long-term liabilities	753	733
Total liabilities	16,891	15,803
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3.0 shares; none issued	—	—
Common stock, $.50 par value; authorized 600.0 shares; issued 181.0 shares	91	91
Additional paid-in capital	823	194
Retained earnings	22,355	21,775
Accumulated other comprehensive loss	(924)	(883)
Treasury shares, at cost; 54.9 shares and 54.4 shares	(8,568)	(7,495)
Total shareholders’ equity	13,777	13,682
Noncontrolling interests	9	9
Total equity	13,786	13,691
Total liabilities and equity	$30,677	$29,494
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net income	$808	$698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	92	89
Amortization	140	140
Stock-based compensation expense	80	76
Deferred income taxes	3	(27)
Foreign currency transaction (gain) loss	(7)	37
Loss (gain) on property, plant and equipment	1	(8)
Other, net	(16)	3
Changes in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable, net	76	138
Inventories	(163)	(136)
Prepaid expenses	(29)	4
Other current assets	(20)	(13)
Other long-term assets	(22)	(51)
Accounts payable, trade	(6)	(42)
Accrued payrolls and other compensation	(168)	(172)
Accrued domestic and foreign taxes	28	93
Other current liabilities	(10)	(46)
Pensions and other postretirement benefits	(13)	(8)
Other long-term liabilities	8	(31)
Net cash provided by operating activities	782	744
Cash flows from investing activities
Acquisitions, net of cash acquired	(1,013)	—
Capital expenditures	(89)	(95)
Proceeds from sale of property, plant and equipment	6	13
Other, net	18	(5)
Net cash used in investing activities	(1,078)	(87)
Cash flows from financing activities
Payments for common shares	(522)	(94)
Proceeds from (payments for) notes payable, net	1,057	(367)
Payments for long-term borrowings	(1)	(42)
Dividends paid	(228)	(210)
Other, net	—	2
Net cash provided by (used in) financing activities	306	(711)
Effect of exchange rate changes on cash	(4)	3
Net increase (decrease) in cash and cash equivalents	6	(51)
Cash and cash equivalents at beginning of year	467	422
Cash and cash equivalents at end of period	$473	$371
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts or as otherwise noted)

1. Basis of presentation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2025, the results of operations for the three months ended September 30, 2025 and 2024 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2025 Annual Report on Form 10-K.
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
The Company has changed its presentation from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior period disclosed amounts.
2. New accounting pronouncements
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which modernizes the accounting for costs related to internal-use software by removing all references to prescriptive and sequential software development stages. The amendments are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures and financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires expanded interim and annual disclosures of expense information, including the amounts of inventory purchases, employee compensation, depreciation, amortization and depletion within commonly presented expense captions during the period. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.
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
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the standard for annual disclosures in the fourth quarter of fiscal 2025, and interim disclosures for the first quarter of 2026. Refer to Note 16 for further discussion.
3. Revenue recognition
Revenue is derived primarily from the sale of products in the aerospace and defense, in-plant and industrial equipment, transportation, off-highway, energy and HVAC and refrigeration markets. A majority of the Company’s revenues are recognized at a point in time. However, a portion of the Company’s revenues are recognized over time.

Diversified Industrial Segment revenues by technology platform:

	Three Months Ended
	September 30,
	2025	2024
Motion Systems	$824	$849
Flow and Process Control	1,158	1,126
Filtration and Engineered Materials	1,461	1,481
Total	$3,443	$3,456
Aerospace Systems Segment revenues by market segment:

	Three Months Ended
	September 30,
	2025	2024
Commercial original equipment manufacturer ("OEM")	$539	$434
Commercial aftermarket	594	521
Defense OEM	294	262
Defense aftermarket	214	231
Total	$1,641	$1,448
Total Company revenues by geographic region based on the Company's selling operation's location:

	Three Months Ended
	September 30,
	2025	2024
North America	$3,450	$3,333
Europe	960	935
Asia Pacific	616	580
Latin America	58	56
Total	$5,084	$4,904
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
Total contract assets and contract liabilities are as follows:

	September 30, 2025	June 30, 2025
Contract assets, current (included within Other current assets)	$168	$149
Contract assets, noncurrent (included within Other long-term assets)	16	16
Total contract assets	184	165
Contract liabilities, current (included within Other current liabilities)	(211)	(211)
Contract liabilities, noncurrent (included within Other long-term liabilities)	(67)	(71)
Total contract liabilities	(278)	(282)
Net contract liabilities	$(94)	$(117)
Net contract liabilities at September 30, 2025 decreased from the June 30, 2025 amount primarily due to timing differences between when revenue was recognized and the receipt of advance payments. During the three months ended September 30, 2025, approximately $75 million of revenue was recognized that was included in the contract liabilities at June 30, 2025.

Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at September 30, 2025 was $11.3 billion, of which approximately 70 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.
4. Acquisitions and divestitures
Acquisitions
On September 18, 2025, we acquired all outstanding stock of Curtis Instruments, Inc. ("Curtis") from Rehlko, for approximately $1.0 billion, net of cash acquired. Curtis designs and manufactures motor speed controllers, instrumentation, power conversion and input devices that complement Parker’s capabilities in electric and hybrid vehicle motors and controls, as well as hydraulic and pneumatic technologies for the mobile machinery market. For segment reporting purposes, Curtis is included within the Diversified Industrial Segment.
The acquisition of Curtis has been accounted for using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recognized at their respective fair values as of the acquisition date. The following table presents the preliminary estimated fair values of Curtis's assets acquired and liabilities assumed on the acquisition date. These preliminary estimates are subject to revision during the measurement period, not to exceed 12 months from the date of the acquisition, as third-party valuations are finalized, additional information becomes available and as additional analysis is performed. Such revisions may have a material impact on the preliminary purchase price allocation.

September 18, 2025
Cash and cash equivalents	$53
Accounts receivable	38
Inventories	82
Prepaid expenses	5
Intangible assets	551
Property, plant and equipment	54
Other long-term assets	20
Accounts payable, trade	(32)
Other current liabilities	(19)
Deferred income taxes	(139)
Other long-term liabilities	(20)
Net assets acquired	$593
Goodwill	472
Total purchase price	$1,065
Goodwill is calculated as the excess of the purchase price over the net assets acquired and represents cost synergies and enhancements to our existing technologies. For tax purposes, Curtis's goodwill is not deductible. The intangible assets primarily include $275 million of customer relationships, $220 million of patents and technology and $56 million of trademarks, with weighted-average estimated useful lives of 18, 10 and 13 years, respectively. These intangible assets were valued using the income approach, which includes significant assumptions around future revenue growth, earnings before interest, taxes, depreciation and amortization, royalty rates and discount rates. Such assumptions are classified as level 3 inputs within the fair value hierarchy.
Our Consolidated Statements of Income for the first three months of fiscal 2026 include the results of operations of Curtis from the date of acquisition. Net sales attributable to Curtis during this period were $11 million and segment operating results were immaterial.
Acquisition-related transaction costs totaled $13 million for the current-year quarter. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Income.
Unaudited pro forma financial information is not provided, as the impact of the acquisition did not have a material effect on the Company's consolidated financial statements.

Divestitures
We continually assess our existing businesses and may divest those that are not considered to be a good long-term strategic fit for the Company. There were no significant divestitures completed during the three months ended September 30, 2025 and 2024.
5. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share.

	Three Months Ended
	September 30,
	2025	2024
Numerator:
Net income	$808	$698
Denominator:
Basic - weighted average common shares	126.5	128.7
Dilutive effect of equity-based awards	1.9	2.0
Diluted - weighted-average common shares	128.4	130.7

Basic earnings per share(1)	$6.39	$5.43
Diluted earnings per share(1)	$6.29	$5.34

(1) Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated using unrounded numbers.
For the three months ended September 30, 2025 and 2024, 0.1 million and 0.2 million common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
6. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheets is comprised of the following components:

	September 30, 2025	June 30, 2025
Notes receivable	$80	$84
Accounts receivable, other	251	234
Total	$331	$318
7. Inventories
The inventories caption in the Consolidated Balance Sheets is comprised of the following components:

	September 30, 2025	June 30, 2025
Finished products	$843	$778
Work in process	1,585	1,485
Raw materials	653	576
Total	$3,081	$2,839
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
Amounts due to our suppliers that elected to participate in the SCF programs are included in accounts payable, trade on the Consolidated Balance Sheets and payments made under the SCF programs are included within operating activities on the Consolidated Statements of Cash Flows. Accounts payable, trade included approximately $190 million and $175 million payable to suppliers who have elected to participate in the SCF programs as of September 30, 2025 and June 30, 2025, respectively. The amounts settled through the SCF programs and paid to the participating financial intermediaries totaled $147 million and $107 million during the first three months of fiscal 2026 and 2025, respectively.
9. Business realignment
We incurred business realignment charges in the first three months of fiscal 2026 and 2025, which included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. In both fiscal 2026 and 2025, a majority of the business realignment charges were incurred in Europe. We believe the realignment actions will positively impact future results of operations, but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges by business segment are as follows:

	Three Months Ended
	September 30,
	2025	2024
Diversified Industrial	$14	$9
Aerospace Systems	1	—
Other expense, net	—	1
Reductions to our workforce made in connection with such business realignment charges by business segment are as follows:

	Three Months Ended
	September 30,
(Headcount in single units)	2025	2024
Diversified Industrial	190	327
Aerospace Systems	25	—
The business realignment charges are presented in the Consolidated Statements of Income as follows:

	Three Months Ended
	September 30,
	2025	2024
Cost of sales	$9	$5
Selling, general and administrative expenses	6	4
Other income, net	—	1
During the first three months of fiscal 2026, approximately $15 million in payments were made relating to business realignment charges. Remaining payments related to business realignment actions of approximately $27 million, a majority of which are expected to be paid by March 31, 2026, are primarily reflected within the accrued payrolls and other compensation and other current liabilities captions in the Consolidated Balance Sheets. Additional charges may be recognized in future periods related to the business realignment actions described above, the timing and amount of which are not known at this time.

10. Equity
Changes in equity for the three months ended September 30, 2025 and 2024 are as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2025	$91	$194	$21,775	$(883)	$(7,495)	$9	$13,691
Net income	—	—	808	—	—	—	808
Other comprehensive income	—	—	—	(41)	—	—	(41)
Dividends paid ($1.80 per share)	—	—	(228)	—	—	—	(228)
Stock incentive plan activity(1)	—	629	—	—	(594)	—	35
Shares purchased at cost, including excise tax	—	—	—	—	(479)	—	(479)
Balance at September 30, 2025	$91	$823	$22,355	$(924)	$(8,568)	$9	$13,786

(1) During the three months ended September 30, 2025, the Company recorded a $578 million reclassification between Treasury Shares and Additional Paid-in Capital to correct the historical accounting for shares withheld for taxes related to equity compensation issuances. The Company concluded the out-of-period adjustment was not material to the current period or any prior periods.

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2024	$91	$264	$19,105	$(1,438)	$(5,950)	$9	$12,081
Net income	—	—	698	—	—	—	698
Other comprehensive income	—	—	—	348	—	—	348
Dividends paid ($1.63 per share)	—	—	(210)	—	—	—	(210)
Stock incentive plan activity	—	11	—	—	23	—	34
Shares purchased at cost	—	—	—	—	(50)	—	(50)
Balance at September 30, 2024	$91	$275	$19,593	$(1,090)	$(5,977)	$9	$12,901

Changes in accumulated other comprehensive loss in shareholders' equity by component are as follows:

	Three Months Ended
	September 30,
	2025	2024
Foreign Currency Translation Adjustment and Other
Beginning balance	$(717)	$(1,130)
Other comprehensive income (loss) before reclassifications	(49)	339
Income tax	4	6
Other comprehensive income (loss), net of tax	(45)	345
Ending balance	$(762)	$(785)
Retirement Benefit Plans
Beginning balance	$(166)	$(308)
Other comprehensive income (loss) before reclassifications	2	(1)
Reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss and other(1)	3	5
Tax benefit	(1)	(1)
Other comprehensive income (loss), net of tax	4	3
Ending balance	$(162)	$(305)
Total accumulated other comprehensive loss ending balance	$(924)	$(1,090)

(1) The amounts reclassified include the amortization of net actuarial loss and amortization of prior service cost. These costs are included in the computation of net periodic benefit cost (income) which is recorded in other income, net. Refer to Note 12 for additional information.

Share repurchase program
On October 22, 2014, the Board of Directors approved a share repurchase program authorizing the repurchase of up to 35.0 million of the Company's common shares. On August 21, 2025, the Board of Directors approved an update to the number of shares available under the Company's existing share repurchase authorization so that the aggregate number of shares available for repurchase as of such date was 20.0 million. There is no limitation on the number of shares that can be repurchased in a fiscal year and there is no expiration date for the program. Repurchases may be funded primarily from operating cash flows and commercial paper borrowings and the shares are initially held as treasury shares.
Under our share repurchase programs, the Company repurchased 0.6 million and 0.1 million shares for $475 million and $50 million during the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, 19.4 million shares remained available under the repurchase authorization.
11. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the three months ended September 30, 2025 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2025	$7,728	$2,966	$10,694
Acquisition	472	—	472
Foreign currency translation	(19)	(6)	(25)
Balance at September 30, 2025	$8,181	$2,960	$11,141

Intangible assets are amortized using the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2025		June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$2,349	$580	$2,134	$556
Trade names	1,090	512	1,037	499
Customer relationships and other	8,446	3,033	8,194	2,936
Total	$11,885	$4,125	$11,365	$3,991
Total intangible asset amortization expense for both the three months ended September 30, 2025 and 2024 was $140 million. The estimated amortization expense for the five years ending June 30, 2026 through 2030 is $584 million, $587 million, $578 million, $558 million and $529 million, respectively.
The increase in goodwill and intangible assets in fiscal 2026 relates to the acquisition of Curtis. Refer to Note 4 for more information.
12. Retirement benefits
The components of net periodic benefit cost (income) for our defined benefit pension and other postretirement plans were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2025	2024	2025	2024	2025	2024
Service cost	$6	$7	$6	$6	$—	$—
Interest cost	42	46	18	19	1	1
Expected return on plan assets	(58)	(61)	(23)	(22)	—	—
Amortization of prior service cost	1	1	—	—	—	—
Amortization of net actuarial loss (gain)	1	2	2	2	(1)	—
Net periodic benefit cost (income)	$(8)	$(5)	$3	$5	$—	$1
Components of net periodic benefit cost (income), other than service cost, are included in other income, net in the Consolidated Statements of Income.
13. Debt
During the three months ended September 30, 2025, we amended our existing multi-currency revolving credit agreement, increasing the total line of credit by $750 million to $3.75 billion. Additionally, during the three months ended September 30, 2025, the authorization limit for short-term commercial paper notes was increased to $3.75 billion. Commercial paper notes outstanding at September 30, 2025 and June 30, 2025 were $2.8 billion and $1.8 billion, respectively.
Based on the Company’s rating level at September 30, 2025, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At September 30, 2025, our debt to debt-shareholders' equity ratio was 0.43 to 1.0. We are in compliance, and expect to remain in compliance, with all covenants set forth in the credit agreement and indentures governing certain debt securities.
14. Income taxes
On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act, (the "Act"), was signed into law. The Act makes various provisions of the 2017 Tax Cuts and Jobs Act permanent while restoring full expensing of research and development costs and capital investments. The Act did not have a significant impact on our current period financial statements.

Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of September 30, 2025, we had gross unrecognized tax benefits of $104 million, all of which, if recognized, would impact the effective tax rate. The accrued interest and accrued penalties related to the gross unrecognized tax benefits, excluded from the amount above, is $30 million and $2 million, respectively. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $60 million as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.
We file income tax returns in the United States and in various foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are open to assessment on our U.S. federal income tax returns by the Internal Revenue Service for fiscal years after 2013, and our state and local returns for fiscal years after 2018. We are also open to assessment for significant foreign jurisdictions for fiscal years after 2013.
15. Financial instruments
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
Net Investment Hedges
The Company uses cross-currency swap contracts and foreign currency denominated debt, a non-derivative financial instrument, to hedge portions of the Company's investments in foreign subsidiaries and manage foreign exchange risk. The effect of translating the debt into U.S. dollars is recorded in foreign currency translation within accumulated other comprehensive loss and remains there until the underlying net investment is sold or substantially liquidated. For the cross-currency swap contracts that are designated as, and qualify as, net investment hedges, we assess the effectiveness using the spot method and the net gains or losses attributable to changes in the spot rate are recorded in foreign currency translation within accumulated other comprehensive loss. Any ineffective portions of the net investment hedges are reclassified from accumulated other comprehensive loss into earnings through interest expense during the period of change. During the three months ended September 30, 2025 and 2024, the periodic interest settlements related to the cross-currency swaps were not material.
The notional amounts for the cross-currency swap contracts designated as hedging instruments were €69 million, €290 million and ¥2.1 billion as of September 30, 2025 and 2024, respectively.
The Company’s €700 million aggregate principal amount of 2.90 percent Senior Notes due 2030 have been designated as a hedge of the Company’s net investment in certain foreign subsidiaries.
Non-Designated Derivative Contracts
In addition to the net investment hedges, the Company utilizes forward exchange contracts that are not designated as hedging instruments but serve as economic hedges of forecasted transactions. These derivatives are used to mitigate foreign exchange risk. Changes in the fair value of these instruments are recorded in other income, net in the Consolidated Statements of Income.

Financial Statement Impact
Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. The location and fair value of derivative financial instruments reported on the Consolidated Balance Sheets are as follows:

	Balance Sheet Caption	September 30, 2025	June 30, 2025
Net investment hedges
Cross-currency swap contracts	Other long-term assets	$5	$4
Cross-currency swap contracts	Other long-term liabilities	23	26
Non-designated derivative contracts
Forward exchange contracts	Non-trade and notes receivable	4	3
Forward exchange contracts	Other current liabilities	19	38
The cross-currency swap and forward exchange contracts are reflected on a gross basis in the Consolidated Balance Sheets. The Company has not entered into any master netting arrangements.
Gains (losses) on derivative financial instruments were recorded in the Consolidated Statements of Income as follows:

	Three Months Ended
	September 30,
	2025	2024
Forward exchange contracts	$8	$(13)
Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets are as follows:

	Three Months Ended
	September 30,
	2025	2024
Cross-currency swap contracts	$2	$(10)
Foreign currency denominated debt	(1)	(22)
Fair Values of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes payable and long-term debt. The carrying values for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value due to their short-term nature.
The carrying value of long-term debt, which excludes the impact of net unamortized debt issuance costs, and estimated fair value of long-term debt are as follows:

	September 30, 2025	June 30, 2025
Carrying value of long-term debt	$7,543	$7,555
Estimated fair value of long-term debt	7,237	7,174
The fair value of long-term debt is classified within level 2 of the fair value hierarchy.

A summary of derivative assets and liabilities that were measured at fair value on a recurring basis at September 30, 2025 and June 30, 2025 are as follows:

	September 30, 2025	Level 1	Level 2	Level 3
Derivative assets	$9	$—	$9	$—
Derivative liabilities	42	—	42	—

	June 30, 2025	Level 1	Level 2	Level 3
Derivative assets	$7	$—	$7	$—
Derivative liabilities	64	—	64	—
The calculation of fair value for cross-currency swaps and forward contracts utilizes market observable inputs including both spot and forward prices for the same underlying currencies. The calculation of fair value of the cross-currency swap contracts also utilizes a present value cash flow model.
16. Business segment information
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
The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer.  The CODM uses Segment Operating Income as a measure to assess performance, drive decisions and allocate human and financial capital to our reportable segments.  Annual plan, monthly forecasts and prior year results are continually compared to this measure when evaluating performance.  Other segment items are managed on a consolidated basis for the CODM’s review.

	Three Months Ended
	September 30,
	2025	2024
Net sales
Diversified Industrial	$3,443	$3,456
Aerospace Systems	1,641	1,448
Total net sales	$5,084	$4,904

Other Segment Items:(1)
Diversified Industrial	$2,622	$2,672
Aerospace Systems	1,230	1,125
	$3,852	$3,797
Segment operating income
Diversified Industrial	$821	$784
Aerospace Systems	411	323
Total segment operating income	1,232	1,107
Corporate general and administrative expenses	49	49
Income before interest expense and other expense, net	1,183	1,058
Interest expense	101	113
Other expense, net	42	70
Income before income taxes	$1,040	$875

(1) Other segment items are primarily comprised of cost of sales; selling, general and administrative expenses; and income related to equity method investments.

	Assets
	September 30, 2025	June 30, 2025
Diversified Industrial	$17,079	$15,953
Aerospace Systems(1)	12,220	12,218
Corporate	1,378	1,323
Total	$30,677	$29,494

(1) Assets include an investment in a joint venture in which ownership is 50 percent or less and in which the Company does not have operating control ($225 million as of September 30, 2025 and $226 million as of June 30, 2025).

	Property Additions		Depreciation		Amortization
	Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Diversified Industrial	$74	$75	$59	$59	$64	$65
Aerospace Systems	12	14	30	28	76	75
Corporate	3	6	3	2	—	—
Total	$89	$95	$92	$89	$140	$140

17. Other income, net
The table below includes the components of other income, net in the Consolidated Statements of Income:

	Three Months Ended
	September 30,
	2025	2024
Foreign currency transaction (gain) loss(1)	$(7)	$37
Income related to equity method investments(2)	(58)	(38)
Non-service components of retirement benefit cost (income)(3)	(17)	(12)
Loss (gain) on disposal of assets and divestitures	1	(9)
Interest income	(5)	(3)
Gain on insurance recoveries(4)	(20)	—
Other items, net	(1)	(6)
Total other income, net	$(107)	$(31)

(1) Foreign currency transaction (gain) loss primarily relates to the impact of exchange rates on cash, forward contracts and intercompany transactions.
(2) Equity method investments consist of investments in joint venture companies in which ownership is 50 percent or less and in which the Company does not have operating control. Sales to and services performed for joint venture companies totaled $27 million and $20 million for the three months ended September 30, 2025 and 2024, respectively. We received cash dividends from joint venture companies of $59 million and $32 million during the three months ended September 30, 2025 and 2024, respectively.

(3) For further discussion of non-service components of retirement benefit cost (income) refer to Note 12.
(4) Gain on insurance recoveries for damaged property associated with a fire at one of our U.S. facilities within the Diversified Industrial segment that occurred in the third quarter of fiscal 2025.

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025
AND COMPARABLE PERIOD ENDED SEPTEMBER 30, 2024

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative, from management's perspective, on our financial condition and results of operations. The following discussion and analysis should be read in conjunction with, the consolidated financial statements and the accompanying notes in Item 1 in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2025. As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries. Dollars are presented in millions, except per share amounts or as otherwise noted. The Company has changed its presentation on the consolidated financial statements from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior period disclosed amounts within MD&A.
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
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 30,
(dollars in millions)	2025	2024
Net sales	$5,084	$4,904
Gross profit margin	37.5%	36.8%
Selling, general and administrative expenses	$873	$849
Selling, general and administrative expenses, as a percent of sales	17.2%	17.3%
Interest expense	$101	$113
Other income, net	$(107)	$(31)
Effective tax rate	22.3%	20.2%
Net income	$808	$698
Net income, as a percent of sales	15.9%	14.2%
Net sales increased in the current-year quarter due to higher sales in the Aerospace Systems Segment, partially offset by lower sales in the Diversified Industrial Segment. The effect of currency exchange rate changes increased net sales during the current-year quarter by approximately $33 million. The impact of prior-year divestiture activity decreased net sales by approximately $108 million during the current-year quarter. The impact of the acquisition of Curtis increased net sales by approximately $11 million during the current-year quarter.
Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased in the current-year quarter due to higher margins in the Diversified Industrial Segment primarily due to favorable product mix, cost containment initiatives and benefits from prior-year business realignment activities.
Cost of sales also included business realignment charges of $9 million and $5 million for the current and prior-year quarter, respectively.
Selling, general and administrative expenses ("SG&A") increased in the current-year quarter primarily due to higher acquisition-related expenses and stock compensation expense, partially offset by lower research and development costs.
SG&A also included business realignment and acquisition integration charges of $12 million and $10 million for the current and prior-year quarter, respectively.
Interest expense decreased during the current-year quarter primarily due to lower average interest rates and lower average debt outstanding.

Other income, net included the following:

	Three Months Ended
	September 30,
(dollars in millions)	2025	2024
Expense (income)
Foreign currency transaction (gain) loss(1)	$(7)	$37
Income related to equity method investments	(58)	(38)
Non-service components of retirement benefit cost (income)	(17)	(12)
Loss (gain) on disposal of assets and divestitures	1	(9)
Interest income	(5)	(3)
Gain on insurance recoveries(2)	(20)	—
Other items, net	(1)	(6)
Total other income, net	$(107)	$(31)

(1) Foreign currency transaction (gain) loss primarily relates to the impact of exchange rates on cash, forward contracts and intercompany transactions.
(2) Gain on insurance recoveries for damaged property associated with a fire at one of our U.S. facilities within the Diversified Industrial segment that occurred in the third quarter of fiscal 2025.
Effective tax rate for the current-year quarter of fiscal 2026 was greater than the U.S. Federal statutory rate of 21 percent due to U.S. state and local taxes and taxes related to international activities, which were partially offset by tax benefits from share-based compensation and foreign-derived intangible income.
The effective tax rate for the comparable prior-year period was lower than the U.S. Federal statutory rate of 21 percent due to tax benefits from share-based compensation and foreign-derived intangible income, which were partially offset by U.S. state and local taxes and taxes related to international activities.
The fiscal 2026 effective tax rate is expected to be approximately 22.5 percent.
BUSINESS SEGMENT INFORMATION
The Company operates in two reportable business segments: Diversified Industrial and Aerospace Systems. The business segment information presents sales and operating income on a basis that is consistent with the manner in which the Company's various businesses are managed for internal review and decision-making.
Diversified Industrial Segment

	Three Months Ended
	September 30,
(dollars in millions)	2025	2024
Net sales
North America businesses	$2,044	$2,100
International businesses	1,399	1,356
Diversified Industrial Segment	3,443	3,456
Operating income
North America businesses	507	485
International businesses	314	299
Diversified Industrial Segment	$821	$784
Operating margin
North America businesses	24.8%	23.1%
International businesses	22.4%	22.1%
Diversified Industrial Segment	23.8%	22.7%
Backlog	$3,622	$4,197

The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year period versus the comparable prior-year period:

Period Ending September 30, 2025
Three Months
North America businesses – as reported	(2.7)%
Acquisitions	0.3%
Divestitures	(5.1)%
Currency	—%
North America businesses – without acquisitions, divestitures and currency(1)	2.1%

International businesses – as reported	3.2%
Acquisitions	0.4%
Currency	1.8%
International businesses – without acquisitions and currency(1)	1.0%

Diversified Industrial Segment – as reported	(0.4)%
Acquisitions	0.3%
Divestitures	(3.1)%
Currency	0.7%
Diversified Industrial Segment – without acquisitions, divestitures and currency(1)	1.7%

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

Net Sales
Diversified Industrial Segment sales decreased $13 million from the prior-year quarter. The effect of the Curtis acquisition increased sales by approximately $11 million in the current-year quarter. The effect of changes in currency exchange rates increased sales by approximately $25 million in the current-year quarter. The impact of divestiture activity decreased sales by approximately $108 million in the current-year quarter. Excluding the effects of the acquisition, changes in currency exchange rates and divestiture activity, sales increased $59 million from the prior-year quarter.
North America businesses - Sales decreased $56 million from the prior-year quarter. The effect of the Curtis acquisition increased sales by approximately $6 million in the current-year quarter. The effects of divestiture activity decreased sales by approximately $108 million in the current-year quarter. Currency exchange rates did not materially impact sales in the current-year quarter. Excluding the effects of the acquisition, divestiture activity and changes in currency exchange rates, sales in the North America businesses increased $45 million in the current-year quarter, which was primarily due to higher demand from end users in the in-plant and industrial equipment, HVAC and refrigeration and aerospace and defense markets, partially offset by lower demand from end users in the transportation market.
International businesses - Sales increased $43 million from the prior-year quarter. The effect of the Curtis acquisition increased sales by approximately $5 million in the current-year quarter. The effect of changes in currency exchange rates increased sales by approximately $24 million in the current-year quarter. Excluding the effects of the acquisition and changes in currency exchange rates, sales in the International businesses increased $14 million in the current-year quarter primarily due to higher sales in the Asia Pacific region, partially offset by a decrease in sales in Europe.
Within Europe, sales in the current-year quarter decreased primarily due to lower sales in the energy market related to the timing of customer capital projects, partially offset by higher user demand in the in-plant and industrial equipment and transportation markets.
Within the Asia Pacific region, sales in the current-year quarter increased primarily due to higher demand within the electronics and semiconductor market, partially offset by lower demand from end users in the transportation market.
Within Latin America, sales in the current-year quarter remained flat primarily due to higher demand within the energy market, offset by lower demand from end users across the transportation, in-plant and industrial equipment and off-highway markets.

Operating Margin
Diversified Industrial Segment operating margin increased during the current-year quarter, in both the North America and International businesses, primarily due to favorable product mix and benefits from prior-year business realignment activities. Within the North America businesses operating margins also benefitted from operational efficiencies, partially offset by an increase in material costs. Operating margins in the International businesses also increased due to price increases and cost containment initiatives.
Business Realignment and Acquisition Integration Charges
The following business realignment and acquisition integration charges are included in the Diversified Industrial Segment operating income:

	Three Months Ended
	September 30,
(dollars in millions)	2025	2024
North America businesses	$2	$4
International businesses	14	6
Diversified Industrial Segment	$16	$10
In both periods, business realignment and acquisition integration charges primarily related to business realignment activities. The business realignment charges primarily consist of severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. Business realignment charges within the International businesses were primarily incurred in Europe.
We anticipate that cost savings realized from the workforce reduction measures taken in the first three months of fiscal 2026 will not materially impact operating income in fiscal 2026 and 2027. We expect to continue to take actions necessary to appropriately structure the operations of the Diversified Industrial Segment. We currently anticipate incurring approximately $55 million of additional business realignment charges in the remainder of fiscal 2026. However, continually changing business conditions could impact the ultimate costs we incur.
Backlog
Diversified Industrial Segment backlog, as of September 30, 2025, decreased from the comparable prior-year quarter primarily due to the prior year divestiture of composites and fuel containment business within the North America businesses. Excluding the impact of the prior year divestiture activity, backlog remained relatively flat compared to the prior-year quarter.
Diversified Industrial Segment backlog decreased from the June 30, 2025 amount of $3.7 billion primarily due to shipments exceeding orders in the North America businesses.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Aerospace Systems Segment

	Three Months Ended
	September 30,
(dollars in millions)	2025	2024
Net sales	$1,641	$1,448
Operating income	$411	$323
Operating margin	25.0%	22.3%
Backlog	$7,716	$6,852
Net Sales
Aerospace Systems Segment sales increased in the current-year quarter primarily due to higher volume in the commercial OEM and aftermarket, as well as the defense OEM market segment.

Operating Margin
Aerospace Systems Segment operating margin increased during the current-year quarter due to higher sales volume, aftermarket profitability, as well as benefits from cost containment initiatives.
Business Realignment and Acquisition Integration Charges
Within the Aerospace Systems Segment, we incurred business realignment and acquisition integration charges of $5 million in both the current and prior-year quarter. In both periods, these charges primarily related to acquisition integration activities. We do not expect to incur material business realignment or acquisition integration charges for the remainder of fiscal 2026. However, continually changing business conditions could impact the ultimate costs we incur.
Backlog
Aerospace Systems Segment backlog as of September 30, 2025, increased from both the comparable prior-year quarter and the June 30, 2025 balance of $7.4 billion, primarily due to orders exceeding shipments in all market segments, especially in the commercial OEM and aftermarket market segments.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Corporate general & administrative expenses

	Three Months Ended
	September 30,
(dollars in millions)	2025	2024
Expense
Corporate general and administrative expense	$49	$49
Corporate general and administrative expense, as a percent of sales	1.0%	1.0%
Corporate general and administrative expenses primarily included salaries, benefits and incentive compensation expense, professional service fees, information technology, charitable contributions and other discretionary spending.
Other expense, net

	Three Months Ended
	September 30,
(dollars in millions)	2025	2024
Expense (income)
Foreign currency transaction (gain) loss(1)	$(7)	$37
Stock-based compensation expense	80	58
Non-service components of retirement benefit cost (income)	(17)	(12)
Acquisition-related expenses	13	—
Loss (gain) on disposal of assets and divestitures	1	(9)
Interest income	(5)	(3)
Gain on insurance recoveries(2)	(20)	—
Other items, net	(3)	(1)
	$42	$70

(1) Foreign currency transaction (gain) loss primarily relates to the impact of exchange rates on cash, forward contracts and intercompany transactions.
(2) Gain on insurance recoveries for damaged property associated with a fire at one of our U.S. facilities within the Diversified Industrial segment that occurred in the third quarter of fiscal 2025.

LIQUIDITY AND CAPITAL RESOURCES
We believe that we are great generators and deployers of cash. We assess our liquidity in terms of our ability to generate cash to fund our operations and meet our strategic capital deployment objectives, which include the following:
•Investing in organic growth and productivity
•Continuing our record annual dividend increases
•Strategic acquisitions that strengthen our portfolio
•Share repurchases, including repurchases under the 10b5-1 share repurchase program
Cash Flows
A summary of cash flows follows:

	Three Months Ended
	September 30,
(dollars in millions)	2025	2024	Change
Cash provided by (used in):
Operating activities	$782	$744	$38
Investing activities	(1,078)	(87)	(991)
Financing activities	306	(711)	1,017
Effect of exchange rates	(4)	3	(7)
Net increase (decrease) in cash and cash equivalents	$6	$(51)	$57
Net cash provided by operating activities increased $38 million for the first three months of fiscal 2026 compared to the first three months of fiscal 2025, primarily driven by higher net income adjusted for non-cash items, such as depreciation, amortization, stock-based compensation expense and deferred income taxes. This was partially offset by changes in working capital relating to accounts receivable and inventories. We continue to focus on managing inventory and other working capital requirements.
•Days sales outstanding relating to trade accounts receivable was 52 days at September 30, 2025, 51 days at June 30, 2025 and 52 days at September 30, 2024.
•Days supply of inventory on hand was 93 days at September 30, 2025, 82 days at June 30, 2025 and 91 days at September 30, 2024.
Net cash used in investing activities increased for the first three months of fiscal 2026 compared to the first three months of fiscal 2025, primarily driven by a $1.0 billion increase in cash paid for acquisitions, net of cash acquired related to the acquisition of Curtis.
Net cash provided by (used in) financing activities for the first three months of fiscal 2026 and 2025 were impacted by the following factors:
•Net commercial paper borrowings of $1.1 billion in the first three months of fiscal 2026 compared to net commercial paper repayments of $377 million in the first three months of fiscal 2025.
•Principal payments totaling $40 million related to borrowings under a term loan facility in the first three months of fiscal 2025.
•Repurchases under the Company's share repurchase program amounted to 0.6 million common shares for $475 million during the first three months of fiscal 2026, compared to 0.1 million common shares for $50 million during the first three months of fiscal 2025.
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

Dividends
We declared a quarterly cash dividend of $1.80 per share on August 21, 2025, which was paid on September 12, 2025. Dividends have been paid for 301 consecutive quarters, including a yearly increase in dividends for 69 consecutive fiscal years. Additionally, we declared a quarterly cash dividend of $1.80 per share on October 22, 2025, payable on December 5, 2025.
Share Repurchases
On August 21, 2025, the Board of Directors approved an update to the number of shares available under the Company's previous share repurchase authorization so that the aggregate number of shares available for repurchase as of such date was 20.0 million. There is no limitation on the number of shares that can be repurchased in a year and there is no expiration date for the program. As of September 30, 2025, 19.4 million shares remained available under the repurchase authorization. Refer to Note 10 to the consolidated financial statements for further discussion of share repurchases.
Liquidity
Cash, comprised of cash and cash equivalents, marketable securities and other investments, includes $384 million and $344 million held by the Company's foreign subsidiaries at September 30, 2025 and June 30, 2025, respectively. The Company does not permanently reinvest certain foreign earnings. The distribution of these earnings could result in non-federal U.S. or foreign taxes. All other undistributed foreign earnings remain permanently reinvested.
As of September 30, 2025, the Company had a line of credit totaling $3.75 billion through a multi-currency revolving credit agreement with a group of banks, of which $0.9 billion was available for borrowing as of September 30, 2025. The multi-currency revolving credit agreement was amended on August 21, 2025, to increase the total line of credit by $750 million to $3.75 billion. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. The credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the credit agreement. The credit agreement expires in June 2028; however, the Company has the right to request a one-year extension of the expiration date on an annual basis, which may result in changes to the current terms and conditions of the credit agreement. The credit agreement requires the payment of an annual facility fee, the amount of which is dependent upon the Company’s credit ratings. Although a lowering of the Company’s credit ratings would increase the cost of future debt, it would not limit the Company’s ability to use the credit agreement, nor would it accelerate the repayment of any outstanding borrowings.
On August 21, 2025, the authorization limit to sell short-term commercial paper notes was increased from $3.0 billion to $3.75 billion. As of September 30, 2025, $2.8 billion of commercial paper notes were outstanding, and the largest amount of commercial paper notes outstanding during the current-year quarter was $3.1 billion.
We primarily utilize unsecured medium-term notes and senior notes to meet our financing needs and we expect to continue to borrow funds at reasonable rates over the long term. Refer to the Cash flows from financing activities section above and Note 13 to the consolidated financial statements for further discussion.
The Company’s credit agreement and indentures governing certain debt securities contain various covenants, the violation of which would limit or preclude the use of the credit agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the indentures. Based on the Company’s rating level at September 30, 2025, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At September 30, 2025, the Company's debt to debt-shareholders' equity ratio was 0.43 to 1.0. We are in compliance and expect to remain in compliance with all covenants set forth in the credit agreement and indentures.
Our goal is to maintain an investment-grade credit profile. The rating agencies periodically update the Company's credit ratings as events occur. At September 30, 2025, the long-term credit ratings assigned to the Company's senior debt securities by the credit rating agencies engaged by the Company were as follows:

Fitch Ratings	A-
Moody's Investors Services, Inc.	A3
Standard & Poor's	BBB+

Supply Chain Financing
We continue to identify opportunities to improve our liquidity and working capital efficiency, which include the extension of payment terms with our suppliers. We have supply chain financing programs with financial intermediaries, which provide certain suppliers the option to be paid by the financial intermediaries earlier than the due date on the applicable invoice. We do not believe that changes in the availability of supply chain financing will have a significant impact on our liquidity. Refer to Note 8 to the consolidated financial statements for further discussion.
Strategic Acquisitions and Divestitures
Acquisitions will be considered from time to time to the extent there is a strong strategic fit, while at the same time maintaining the Company’s strong financial position. In addition, we will continue to assess our existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for the Company. On September 18, 2025, we completed the acquisition of Curtis, for approximately $1.0 billion, net of cash acquired. Refer to Note 4 to the consolidated financial statements for further discussion.

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
•uncertainties surrounding timing, successful completion or integration of acquisitions and similar transactions; including the integration of Curtis Instruments, Inc.;
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

Readers should consider these forward-looking statements in light of risk factors discussed in Parker’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 and other periodic filings made with the Securities and Exchange Commission.

The Company makes these statements as of the date of the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, and undertakes no obligation to update them unless otherwise required by law.

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
Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Further information on the fair value of these contracts is provided in Note 15 to the consolidated financial statements. Derivatives that are not designated as hedges are adjusted to fair value by recording gains and losses through the Consolidated Statements of Income. Derivatives that are designated as hedges are adjusted to fair value by recording gains and losses through accumulated other comprehensive loss in the Consolidated Balance Sheets until the hedged item is recognized in earnings. For cross-currency swap contracts measured using the spot method, the periodic interest settlements are recognized directly in earnings through interest expense. The translation of the foreign currency denominated debt that has been designated as a net investment hedge is recorded in accumulated other comprehensive loss and remains there until the underlying net investment is sold or substantially liquidated. A 10 percent change in foreign exchange rates related to our forward exchange contracts as of September 30, 2025 would affect earnings by approximately $116 million. A majority of the impact would be offset by changes in value from the remeasurement of the underlying items being hedged. Collectively, the forward exchange contracts and their associated hedged items do not create material market risk.
The Company’s debt portfolio contains variable rate debt, consisting of commercial paper, inherently exposing the Company to interest rate risk. Our objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting our exposure to changes in near-term interest rates. A 100 basis point increase in near-term interest rates would increase annual interest expense on variable rate debt, consisting of commercial paper borrowings for the three months ended September 30, 2025, by approximately $28 million.
ITEM 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective.
The Company acquired Curtis on September 18, 2025. As a result of the acquisition, management is in the process of integrating, evaluating and, where necessary, implementing changes in controls and procedures. Other than with respect to the acquisition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Unregistered Sales of Equity Securities. Not applicable.
(b)Use of Proceeds. Not applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2025 through July 31, 2025	35,100	$717.43	35,100	4,774,423
August 1, 2025 through August 31, 2025	34,200	$736.86	34,200	19,988,500
September 1, 2025 through September 30, 2025	561,853	$755.75	561,853	19,426,647
Total:	631,153		631,153

(1)On August 21, 2025, the Board of Directors approved an update to the number of shares available under the Company's previous share repurchase authorization so that the aggregate number of shares available for repurchase as of such date was 20.0 million. There is no limitation on the number of shares that can be repurchased in a year and there is no expiration date for the program.

ITEM 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2025.

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit
10(a)	Parker-Hannifin Corporation Amended and Restated Officer Annual Cash Incentive Plan, effective July 1, 2025.*
10(b)	Form of 2025 Parker-Hannifin Corporation Stock Appreciation Rights Award Agreement.*
10(c)	2025 Parker-Hannifin Corporation Stock Appreciation Rights Terms and Conditions.*
31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended September 30, 2025 and 2024, (ii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2025 and 2024, (iii) Consolidated Balance Sheets at September 30, 2025 and June 30, 2025, (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2025 and 2024, and (v) Notes to Consolidated Financial Statements for the three months ended September 30, 2025.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Todd M. Leombruno
Todd M. Leombruno
Executive Vice President and Chief Financial Officer

Date:	November 7, 2025