Form 10-Q
period 2025-12-31
Parker-Hannifin Corp
filed 2026-01-30
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of Common Shares outstanding at December 31, 2025: 126,216,529

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net sales	$5,174	$4,743	$10,258	$9,647
Cost of sales	3,243	3,022	6,420	6,120
Selling, general and administrative expenses	837	782	1,710	1,631
Interest expense	106	101	207	214
Other income, net	(76)	(328)	(183)	(359)
Income before income taxes	1,064	1,166	2,104	2,041
Income taxes	219	217	451	394
Net income	$845	$949	1,653	1,647

Earnings per share:
Basic	$6.69	$7.37	$13.08	$12.80
Diluted	$6.60	$7.25	$12.89	$12.60

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net income	$845	$949	$1,653	$1,647

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment and other	19	(450)	(26)	(105)
Retirement benefits plan activity	2	4	6	7
Other comprehensive income (loss)	21	(446)	(20)	(98)
Less: Other comprehensive loss for noncontrolling interests	—	(1)	—	(1)
Other comprehensive income (loss) attributable to common shareholders	21	(445)	(20)	(97)
Total comprehensive income	$866	$504	$1,633	$1,550

See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
(Unaudited)

	December 31, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$427	$467
Trade accounts receivable, net of allowances of $7 and $10	2,757	2,910
Non-trade and notes receivable	307	318
Inventories	3,152	2,839
Prepaid expenses	367	263
Other current assets	183	153
Total current assets	7,193	6,950
Property, plant and equipment, net of accumulated depreciation of $4,574 and $4,480	2,966	2,937
Deferred income taxes	271	270
Other long-term assets	1,322	1,269
Intangible assets, net	7,610	7,374
Goodwill	11,149	10,694
Total assets	$30,511	$29,494

Liabilities and Equity
Current liabilities:
Notes payable and long-term debt payable within one year	$2,386	$1,791
Accounts payable, trade	2,054	2,126
Accrued payrolls and other compensation	488	587
Accrued domestic and foreign taxes	221	382
Other current liabilities	937	933
Total current liabilities	6,086	5,819
Long-term debt	7,484	7,494
Pensions and other postretirement benefits	239	267
Deferred income taxes	1,610	1,490
Other long-term liabilities	772	733
Total liabilities	16,191	15,803
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3.0 shares; none issued	—	—
Common stock, $.50 par value; authorized 600.0 shares; issued 181.0 shares	91	91
Additional paid-in capital	822	194
Retained earnings	22,972	21,775
Accumulated other comprehensive loss	(903)	(883)
Treasury shares, at cost; 54.8 shares and 54.4 shares	(8,671)	(7,495)
Total shareholders’ equity	14,311	13,682
Noncontrolling interests	9	9
Total equity	14,320	13,691
Total liabilities and equity	$30,511	$29,494
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2025	2024
Cash flows from operating activities
Net income	$1,653	$1,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	177	177
Amortization	288	278
Stock-based compensation expense	108	106
Deferred income taxes	(9)	50
Gain on property, plant and equipment	(8)	(7)
Gain on sale of businesses	(1)	(250)
Other, net	(19)	12
Changes in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable, net	230	362
Inventories	(236)	(138)
Prepaid expenses	(99)	3
Other current assets	(29)	(5)
Other long-term assets	(36)	(53)
Accounts payable, trade	(103)	(153)
Accrued payrolls and other compensation	(112)	(145)
Other current liabilities	(161)	(147)
Pensions and other postretirement benefits	(25)	(17)
Other long-term liabilities	26	(41)
Net cash provided by operating activities	1,644	1,679
Cash flows from investing activities
Acquisitions, net of cash acquired	(1,013)	—
Capital expenditures	(183)	(216)
Proceeds from sale of property, plant and equipment	32	13
Proceeds from sale of businesses	1	622
Other, net	17	(7)
Net cash (used in) provided by investing activities	(1,146)	412
Cash flows from financing activities
Payments for common shares	(667)	(192)
Proceeds from (payments for) notes payable, net	595	(505)
Proceeds from long-term borrowings	12	12
Payments for long-term borrowings	(12)	(1,001)
Dividends paid	(456)	(420)
Other, net	(1)	2
Net cash used in financing activities	(529)	(2,104)
Effect of exchange rate changes on cash	(9)	(13)
Net decrease in cash and cash equivalents	(40)	(26)
Cash and cash equivalents at beginning of year	467	422
Cash and cash equivalents at end of period	$427	$396
See accompanying notes to consolidated financial statements.

PARKER-HANNIFIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts or as otherwise noted)

1. Basis of presentation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 2025, the results of operations for the three and six months ended December 31, 2025 and 2024 and cash flows for the six months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2025 Annual Report on Form 10-K.
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
The Company has changed its presentation from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior period disclosed amounts.
2. New accounting pronouncements
In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities," which adds guidance on the recognition, measurement, and presentation of government grants. The amendments are effective for fiscal years beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures and consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements," which includes amendments intended to more closely align hedge accounting with the underlying economics of the Company’s risk management activities. The amendments are effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures and consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which modernizes the accounting for costs related to internal-use software by removing all references to prescriptive and sequential software development stages. The amendments are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures and consolidated financial statements.
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
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which enhances the disclosure requirements for income taxes primarily related to the rate reconciliation and income taxes paid information. The amendments are effective for fiscal years beginning after December 15, 2024. The amendment should be applied on a prospective basis. Retrospective application is permitted. The Company will adopt the standard in its annual reporting for the fiscal year ended June 30, 2026. The adoption of the standard will result in expanded annual income tax disclosures, with no impact to the Company's financial position or results of operations.

3. Revenue recognition
Revenue is derived primarily from the sale of products in the aerospace and defense, in-plant and industrial equipment, transportation, off-highway, energy and HVAC and refrigeration markets. A majority of the Company’s revenues are recognized at a point in time. However, a portion of the Company’s revenues are recognized over time.
Diversified Industrial Segment revenues by technology platform:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Motion Systems	$893	$804	$1,717	$1,653
Flow and Process Control	1,114	1,059	2,272	2,185
Filtration and Engineered Materials	1,461	1,390	2,922	2,871
Total	$3,468	$3,253	$6,911	$6,709
Aerospace Systems Segment revenues by market segment:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Commercial original equipment manufacturer ("OEM")	$561	$447	$1,100	$881
Commercial aftermarket	619	531	1,213	1,052
Defense OEM	305	285	599	547
Defense aftermarket	221	227	435	458
Total	$1,706	$1,490	$3,347	$2,938
Total Company revenues by geographic region based on the Company's selling operation's location:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
North America	$3,422	$3,199	$6,872	$6,532
Europe	1,019	897	1,979	1,832
Asia Pacific	680	596	1,296	1,176
Latin America	53	51	111	107
Total	$5,174	$4,743	$10,258	$9,647
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

Total contract assets and contract liabilities are as follows:

	December 31, 2025	June 30, 2025
Contract assets, current (included within Other current assets)	$177	$149
Contract assets, noncurrent (included within Other long-term assets)	19	16
Total contract assets	196	165
Contract liabilities, current (included within Other current liabilities)	(198)	(211)
Contract liabilities, noncurrent (included within Other long-term liabilities)	(106)	(71)
Total contract liabilities	(304)	(282)
Net contract liabilities	$(108)	$(117)
Net contract liabilities at December 31, 2025 decreased from the June 30, 2025 amount primarily due to timing differences between when revenue was recognized and the receipt of advance payments. During the six months ended December 31, 2025, approximately $93 million of revenue was recognized that was included in the contract liabilities at June 30, 2025.
Remaining performance obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at December 31, 2025 was $11.7 billion, of which approximately 70 percent is expected to be recognized as revenue within the next 12 months and the balance thereafter.
4. Acquisitions and divestitures
Pending Acquisition
On November 11, 2025, the Company announced that it has agreed to acquire Filtration Group Corporation ("Filtration Group") from Madison Industries for approximately $9.25 billion in cash.
Filtration Group is a global provider of proprietary and complementary filtration technologies for critical applications across the life sciences, HVAC and refrigeration, and in-plant and industrial market verticals. The transaction is subject to customary closing conditions, including receipt of applicable regulatory approvals, and is expected to close six to 12 months from the announcement date.
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

	September 18, 2025 (previously reported)	Measurement Period Adjustments	September 18, 2025 (revised)
Cash and cash equivalents	$53	$—	$53
Accounts receivable	38	—	38
Inventories	82	(3)	79
Prepaid expenses	5	—	5
Intangible assets	551	—	551
Property, plant and equipment	54	(1)	53
Other long-term assets	20	2	22
Accounts payable, trade	(32)	—	(32)
Other current liabilities	(19)	—	(19)
Deferred income taxes	(139)	—	(139)
Other long-term liabilities	(20)	(1)	(21)
Net assets acquired	$593	(3)	590
Goodwill	472	3	475
Total purchase price	$1,065	$—	$1,065
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
Our Consolidated Statements of Income for the first six months of fiscal 2026 include the results of operations of Curtis from the date of acquisition. Net sales attributable to Curtis during this period were $85 million and segment operating results were immaterial.
Unaudited pro forma financial information is not provided, as the impact of the acquisition did not have a material effect on the Company's consolidated financial statements.
Acquisition-related costs totaled $28 million for the first six months of fiscal 2026, of which $8 million represented amortization expense related to the step-up in inventory to fair value resulting from the Curtis acquisition. These costs are included in selling, general and administrative expenses and cost of sales, respectively, in the Consolidated Statements of Income.
Divestitures
We continually assess our existing businesses and may divest those that are not considered to be a good long-term strategic fit for the Company. There were no significant divestitures completed during the six months ended December 31, 2025.
During November 2024, we divested our composites and fuel containment ("CFC") business within the North America businesses of the Diversified Industrial Segment, which was acquired in the acquisition of Meggitt plc ("Meggitt"), for net proceeds of $555 million. The resulting pre-tax gain of $238 million is included in other income, net in the Consolidated Statements of Income for the six-months ended December 31, 2024. The operating results and net assets of this business were immaterial to the Company's consolidated results of operations and financial position.
During November 2024, we divested a non-core filtration business within the North America businesses of the Diversified Industrial Segment for proceeds of $66 million. The resulting pre-tax gain of $11 million is included in other income, net in the Consolidated Statements of Income for the six-months ended December 31, 2024. The operating results and net assets of this business were immaterial to the Company's consolidated results of operations and financial position.

5. Earnings per share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Numerator:
Net income	$845	$949	$1,653	$1,647
Denominator:
Basic - weighted average common shares	126.2	128.8	126.4	128.7
Dilutive effect of equity-based awards	1.9	2.0	1.9	2.0
Diluted - weighted-average common shares	128.1	130.8	128.2	130.7

Basic earnings per share(1)	$6.69	$7.37	$13.08	$12.80
Diluted earnings per share(1)	$6.60	$7.25	$12.89	$12.60

(1) Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated using unrounded numbers.
For the three months ended December 31, 2025 and 2024, 0.2 million and 0.2 million common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
For the six months ended December 31, 2025 and 2024, 0.2 million and 0.3 million common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
6. Non-trade and notes receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheets is comprised of the following components:

	December 31, 2025	June 30, 2025
Notes receivable	$90	$84
Accounts receivable, other	217	234
Total	$307	$318
7. Inventories
The inventories caption in the Consolidated Balance Sheets is comprised of the following components:

	December 31, 2025	June 30, 2025
Finished products	$880	$778
Work in process	1,623	1,485
Raw materials	649	576
Total	$3,152	$2,839
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
Amounts due to our suppliers that elected to participate in the SCF programs are included in accounts payable, trade on the Consolidated Balance Sheets and payments made under the SCF programs are included within operating activities on the Consolidated Statements of Cash Flows. Accounts payable, trade included approximately $174 million and $175 million payable to suppliers who have elected to participate in the SCF programs as of December 31, 2025 and June 30, 2025, respectively. The amounts settled through the SCF programs and paid to the participating financial intermediaries totaled $298 million and $215 million during the first six months of fiscal 2026 and 2025, respectively.
9. Business realignment
We incurred business realignment charges in the first six months of fiscal 2026 and 2025, which included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. In both fiscal 2026 and 2025, a majority of the business realignment charges were incurred in Europe. We believe the realignment actions will positively impact future results of operations, but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges by business segment are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Diversified Industrial	$13	$20	$27	$29
Aerospace Systems	—	—	1	—
Corporate general and administrative expenses	—	1	—	1
Other expense, net	—	—	—	1
Reductions to our workforce made in connection with such business realignment charges by business segment are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Headcount in single units)	2025	2024	2025	2024
Diversified Industrial	409	393	599	720
Aerospace Systems	2	16	27	16
Corporate general and administrative expenses	—	14	—	14
The business realignment charges are presented in the Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Cost of sales	$8	$12	$17	$17
Selling, general and administrative expenses	5	9	11	13
Other income, net	—	—	—	1
During the first six months of fiscal 2026, approximately $28 million in payments were made relating to business realignment charges. Remaining payments related to business realignment actions of approximately $26 million, a majority of which are expected to be paid by June 30, 2026, are primarily reflected within the accrued payrolls and other compensation and other current liabilities captions in the Consolidated Balance Sheets. Additional charges may be recognized in future periods related to the business realignment actions described above, the timing and amount of which are not known at this time.

10. Equity
Changes in equity for the three months ended December 31, 2025 and 2024 are as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at September 30, 2025	$91	$823	$22,355	$(924)	$(8,568)	$9	$13,786
Net income	—	—	845	—	—	—	845
Other comprehensive income	—	—	—	21	—	—	21
Dividends paid ($1.80 per share)	—	—	(228)	—	—	—	(228)
Stock incentive plan activity	—	(1)	—	—	(28)	—	(29)
Shares purchased at cost, including excise tax	—	—	—	—	(75)	—	(75)
Balance at December 31, 2025	$91	$822	$22,972	$(903)	$(8,671)	$9	$14,320

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at September 30, 2024	$91	$275	$19,593	$(1,090)	$(5,977)	$9	$12,901
Net income	—	—	949	—	—	—	949
Other comprehensive loss	—	—	—	(445)	—	(1)	(446)
Dividends paid ($1.63 per share)	—	—	(210)	—	—	—	(210)
Stock incentive plan activity	—	(31)	—	—	14	—	(17)
Shares purchased at cost	—	—	—	—	(50)	—	(50)
Balance at December 31, 2024	$91	$244	$20,332	$(1,535)	$(6,013)	$8	$13,127

Changes in equity for the six months ended December 31, 2025 and 2024 are as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2025	$91	$194	$21,775	$(883)	$(7,495)	$9	$13,691
Net income	—	—	1,653	—	—	—	1,653
Other comprehensive loss	—	—	—	(20)	—	—	(20)
Dividends paid ($3.60 per share)	—	—	(456)	—	—	—	(456)
Stock incentive plan activity(1)	—	628	—	—	(622)	—	6
Shares purchased at cost, including excise tax	—	—	—	—	(554)	—	(554)
Balance at December 31, 2025	$91	$822	$22,972	$(903)	$(8,671)	$9	$14,320

(1) During the six months ended December 31, 2025, the Company recorded a $578 million reclassification between Treasury Shares and Additional Paid-in Capital to correct the historical accounting for shares withheld for taxes related to equity compensation issuances. The Company concluded the out-of-period adjustment was not material to the current period or any prior periods.

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Noncontrolling Interests	Total Equity
Balance at June 30, 2024	$91	$264	$19,105	$(1,438)	$(5,950)	$9	$12,081
Net income	—	—	1,647	—	—	—	1,647
Other comprehensive loss	—	—	—	(97)	—	(1)	(98)
Dividends paid ($3.26 per share)	—	—	(420)	—	—	—	(420)
Stock incentive plan activity	—	(20)	—	—	37	—	17
Shares purchased at cost	—	—	—	—	(100)	—	(100)
Balance at December 31, 2024	$91	$244	$20,332	$(1,535)	$(6,013)	$8	$13,127

Changes in accumulated other comprehensive loss within Parker's shareholders' equity by component are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Foreign Currency Translation Adjustment and Other
Beginning balance	$(762)	$(785)	$(717)	$(1,130)
Other comprehensive income (loss) before reclassifications	20	(441)	(29)	(102)
Income tax	(1)	(8)	3	(2)
Other comprehensive income (loss), net of tax	19	(449)	(26)	(104)
Ending balance	$(743)	$(1,234)	$(743)	$(1,234)
Retirement Benefit Plans
Beginning balance	$(162)	$(305)	$(166)	$(308)
Other comprehensive income (loss) before reclassifications	—	1	2	—
Reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss and other(1)	3	4	6	9
Tax benefit	(1)	(1)	(2)	(2)
Other comprehensive income (loss), net of tax	2	4	6	7
Ending balance	$(160)	$(301)	$(160)	$(301)
Total accumulated other comprehensive loss ending balance	$(903)	$(1,535)	$(903)	$(1,535)

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
Under our share repurchase programs, the Company repurchased 0.1 million and 0.1 million shares for $75 million and $50 million during the three months ended December 31, 2025 and 2024, respectively. The Company repurchased 0.7 million and 0.2 million shares for $550 million and $100 million during the six months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, 19.3 million shares remained available under the repurchase authorization.
11. Goodwill and intangible assets
The changes in the carrying amount of goodwill for the six months ended December 31, 2025 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2025	$7,728	$2,966	$10,694
Acquisition	475	—	475
Foreign currency translation	(15)	(5)	(20)
Balance at December 31, 2025	$8,188	$2,961	$11,149

Intangible assets are amortized using the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	December 31, 2025		June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$2,348	$610	$2,134	$556
Trade names	1,090	526	1,037	499
Customer relationships and other	8,449	3,141	8,194	2,936
Total	$11,887	$4,277	$11,365	$3,991
Total intangible asset amortization expense for the six months ended December 31, 2025 and 2024 was $288 million and $278 million, respectively. The estimated amortization expense for the five years ending June 30, 2026 through 2030 is $585 million, $586 million, $578 million, $557 million and $528 million, respectively.
The increase in goodwill and intangible assets in fiscal 2026 relates to the acquisition of Curtis. Refer to Note 4 for more information.
12. Retirement benefits
The components of net periodic benefit cost (income) for our defined benefit pension and other postretirement plans were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	December 31,		December 31,		December 31,
	2025	2024	2025	2024	2025	2024
Service cost	$6	$7	$5	$5	$—	$—
Interest cost	42	46	19	19	—	—
Expected return on plan assets	(58)	(61)	(22)	(21)	—	—
Amortization of prior service cost	1	1	—	—	—	—
Amortization of net actuarial loss (gain)	1	2	1	1	—	—
Net periodic benefit cost (income)	$(8)	$(5)	$3	$4	$—	$—

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended		Six Months Ended
	December 31,		December 31,		December 31,
	2025	2024	2025	2024	2025	2024
Service cost	$12	$14	$11	$11	$—	$—
Interest cost	84	92	37	38	1	1
Expected return on plan assets	(116)	(122)	(45)	(43)	—	—
Amortization of prior service cost	2	2	—	—	—	—
Amortization of net actuarial loss (gain)	2	4	3	3	(1)	—
Net periodic benefit cost (income)	$(16)	$(10)	$6	$9	$—	$1
Components of net periodic benefit cost (income), other than service cost, are included in other income, net in the Consolidated Statements of Income.

13. Debt
Revolving Credit Agreement and Commercial Paper
In August 2025, the Company amended its revolving credit agreement to increase the total line of credit to $3.75 billion, and authorized a corresponding increase in the commercial paper program size to $3.75 billion. The revolving credit agreement expires in June 2028; however, we have the right to request a one-year extension of the expiration date. The credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the agreement. As of December 31, 2025 and June 30, 2025, there were no borrowings outstanding under the revolving credit agreement, and commercial paper notes outstanding were $2.4 billion and $1.8 billion, respectively.
Filtration Group Credit Facilities
On December 10, 2025, the Company entered into a 364-Day Term Loan Agreement and a Three-Year Term Loan Agreement, which provide for senior unsecured delayed draw term loan facilities in aggregate principal amounts of $5.25 billion and $2.50 billion, respectively (together, the “Filtration Group Credit Facilities”). Proceeds from the Filtration Group Credit Facilities, if and when drawn, will be used to finance a portion of the consideration for the Company's proposed acquisition of Filtration Group. The Filtration Group Credit Facilities mature 364 days and three years, respectively, following the date of the initial funding of all or a portion of the applicable delayed draw term loan. Borrowings under the Filtration Group Credit Facilities are expected to bear interest at a secured overnight financing rate plus an applicable margin, and we are obligated to pay certain fees on the undrawn portion of the commitments until the closing of the Filtration Group acquisition or other termination of the commitments. As of December 31, 2025, the Company has not borrowed any funds under the Filtration Group Credit Facilities.
Covenants
Based on the Company’s rating level at December 31, 2025, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. At December 31, 2025, our debt to debt-shareholders' equity ratio was 0.41 to 1.0. We are in compliance, and expect to remain in compliance, with all covenants set forth in the credit agreements and indentures governing certain debt securities.
14. Income taxes
On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act, (the "Act"), was signed into law. The Act makes various provisions of the 2017 Tax Cuts and Jobs Act permanent while restoring full expensing of research and development costs and capital investments. The Act did not have a significant impact on our current period financial statements.
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of December 31, 2025, we had gross unrecognized tax benefits of $94 million, all of which, if recognized, would impact the effective tax rate. The accrued interest and accrued penalties related to the gross unrecognized tax benefits, excluded from the amount above, is $25 million and $2 million, respectively. It is reasonably possible that within the next 12 months the amount of gross unrecognized tax benefits could be reduced by up to approximately $60 million as a result of the revaluation of existing uncertain tax positions arising from developments in the examination process or the closure of tax statutes. Any increase in the amount of gross unrecognized tax benefits within the next 12 months is expected to be insignificant.
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
15. Financial instruments
The Company utilizes derivative and non-derivative financial instruments, including forward exchange contracts, cross-currency swap contracts and certain foreign currency denominated debt, to manage foreign currency transaction and translation risk. The derivative financial instrument contracts are with major investment grade financial institutions, and the Company does not anticipate any material non-performance by any of the counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

Net Investment Hedges
The Company uses cross-currency swap contracts and foreign currency denominated debt, a non-derivative financial instrument, to hedge portions of the Company's investments in foreign subsidiaries and manage foreign exchange risk. The effect of translating the debt into U.S. dollars is recorded in foreign currency translation within accumulated other comprehensive loss and remains there until the underlying net investment is sold or substantially liquidated. For the cross-currency swap contracts that are designated as, and qualify as, net investment hedges, we assess the effectiveness using the spot method and the net gains or losses attributable to changes in the spot rate are recorded in foreign currency translation within accumulated other comprehensive loss. Any ineffective portions of the net investment hedges are reclassified from accumulated other comprehensive loss into earnings through interest expense during the period of change. During the six months ended December 31, 2025 and 2024, the periodic interest settlements related to the cross-currency swaps were not material.
The notional amounts for the cross-currency swap contracts designated as hedging instruments were €69 million, €290 million and ¥2.1 billion as of December 31, 2025 and 2024, respectively.
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
Financial Statement Impact
Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. The location and fair value of derivative financial instruments reported on the Consolidated Balance Sheets are as follows:

	Balance Sheet Caption	December 31, 2025	June 30, 2025
Net investment hedges
Cross-currency swap contracts	Other long-term assets	$5	$4
Cross-currency swap contracts	Other long-term liabilities	21	26
Non-designated derivative contracts
Forward exchange contracts	Non-trade and notes receivable	3	3
Forward exchange contracts	Other current liabilities	14	38
The cross-currency swap and forward exchange contracts are reflected on a gross basis in the Consolidated Balance Sheets. The Company has not entered into any master netting arrangements.
Gains (losses) on derivative financial instruments were recorded in the Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Forward exchange contracts	$13	$39	$21	$26
Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Cross-currency swap contracts	$3	$8	$5	$(2)
Foreign currency denominated debt	—	41	(1)	19

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
The carrying value of long-term debt, which excludes the impact of net unamortized debt issuance costs, and estimated fair value of long-term debt are as follows:

	December 31, 2025	June 30, 2025
Carrying value of long-term debt	$7,541	$7,555
Estimated fair value of long-term debt	7,220	7,174
The fair value of long-term debt is classified within level 2 of the fair value hierarchy.
A summary of derivative assets and liabilities that were measured at fair value on a recurring basis at December 31, 2025 and June 30, 2025 are as follows:

	December 31, 2025	Level 1	Level 2	Level 3
Derivative assets	$8	$—	$8	$—
Derivative liabilities	35	—	35	—

	June 30, 2025	Level 1	Level 2	Level 3
Derivative assets	$7	$—	$7	$—
Derivative liabilities	64	—	64	—
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net sales
Diversified Industrial	$3,468	$3,253	$6,911	$6,709
Aerospace Systems	1,706	1,490	3,347	2,938
Total net sales	$5,174	$4,743	$10,258	$9,647

Other Segment Items:(1)
Diversified Industrial	$2,676	$2,543	$5,298	$5,215
Aerospace Systems	1,263	1,152	2,493	2,277
	$3,939	$3,695	$7,791	$7,492
Segment operating income
Diversified Industrial	$792	$710	$1,613	$1,494
Aerospace Systems	443	338	854	661
Total segment operating income	1,235	1,048	2,467	2,155
Corporate general and administrative expenses	53	56	102	105
Income before interest expense and other expense (income), net	1,182	992	2,365	2,050
Interest expense	106	101	207	214
Other expense (income), net	12	(275)	54	(205)
Income before income taxes	$1,064	$1,166	$2,104	$2,041

(1) Other segment items are primarily comprised of cost of sales; selling, general and administrative expenses; and income related to equity method investments.

	Assets
	December 31, 2025	June 30, 2025
Diversified Industrial	$16,881	$15,953
Aerospace Systems(1)	12,204	12,218
Corporate	1,426	1,323
Total	$30,511	$29,494

(1) Assets include an investment in a joint venture in which ownership is 50 percent or less and in which the Company does not have operating control ($222 million as of December 31, 2025 and $226 million as of June 30, 2025).

	Property Additions		Depreciation		Amortization
	Three Months Ended December 31,
	2025	2024	2025	2024	2025	2024
Diversified Industrial	$69	$99	$59	$56	$73	$63
Aerospace Systems	22	21	23	28	75	75
Corporate	3	1	3	4	—	—
Total	$94	$121	$85	$88	$148	$138

	Property Additions		Depreciation		Amortization
	Six Months Ended December 31,
	2025	2024	2025	2024	2025	2024
Diversified Industrial	$143	$174	$118	$115	$137	$128
Aerospace Systems	34	35	53	56	151	150
Corporate	6	7	6	6	—	—
Total	$183	$216	$177	$177	$288	$278
17. Other income, net
The table below includes the components of other income, net in the Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Foreign currency transaction (gain) loss(1)	$(3)	$(32)	$(10)	$5
Income related to equity method investments(2)	(51)	(39)	(109)	(77)
Non-service components of retirement benefit cost (income)(3)	(16)	(13)	(33)	(25)
Gain on disposal of assets and divestitures(4)	(9)	(248)	(8)	(257)
Interest income	(2)	(2)	(7)	(5)
Gain on insurance recoveries(5)	—	—	(20)	—
Other items, net	5	6	4	—
Total other income, net	$(76)	$(328)	$(183)	$(359)

(1) Foreign currency transaction (gain) loss primarily relates to the impact of exchange rates on cash, forward contracts and intercompany transactions.
(2) Equity method investments consist of investments in joint venture companies in which ownership is 50 percent or less and in which the Company does not have operating control. Sales to and services performed for joint venture companies totaled $26 million and $23 million for the three months ended December 31, 2025 and 2024, respectively, and $53 million and $43 million for the six months ended December 31, 2025 and 2024, respectively. We received cash dividends from joint venture companies of $112 million and $73 million during the six months ended December 31, 2025 and 2024, respectively.

(3) For further discussion of non-service components of retirement benefit cost (income) refer to Note 12.
(4) For further discussion of the gain on disposal of assets and divestitures during the prior-year quarter and first six months of fiscal 2025 refer to Note 4.
(5) Gain on insurance recoveries for damaged property associated with a fire at one of our U.S. facilities within the Diversified Industrial segment that occurred in the third quarter of fiscal 2025.

PARKER-HANNIFIN CORPORATION
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2025
AND COMPARABLE PERIODS ENDED DECEMBER 31, 2024

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
The Win Strategy is Parker's business system that defines the goals and initiatives that create responsible, sustainable growth and enable Parker's long-term success. It works with our purpose, which is a foundational element of The Win Strategy, to engage team members and create responsible and sustainable growth. Our shared values shape our culture and our interactions with stakeholders and the communities in which we operate and live.
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
•successfully executing The Win Strategy initiatives relating to engaged people, customer experience, profitable growth and financial performance;
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
•driving efficiency by implementing lean enterprise principles; and
•creating a culture of empowerment through our values, inclusion, accountability and teamwork.

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
Over the long term, the extent to which our business and results of operations will be impacted by global economic and political uncertainty and geopolitical risks depends on future developments that remain uncertain. We will continue to monitor the global environment and manage our business with the goal to minimize unfavorable impacts on operations and financial results.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2025	2024	2025	2024
Net sales	$5,174	$4,743	$10,258	$9,647
Gross profit margin	37.3%	36.3%	37.4%	36.6%
Selling, general and administrative expenses	$837	$782	$1,710	$1,631
Selling, general and administrative expenses, as a percent of sales	16.2%	16.5%	16.7%	16.9%
Interest expense	$106	$101	$207	$214
Other income, net	$(76)	$(328)	$(183)	$(359)
Effective tax rate	20.6%	18.6%	21.4%	19.3%
Net income	$845	$949	$1,653	$1,647
Net income, as a percent of sales	16.3%	20.0%	16.1%	17.1%
Net sales increased in the current-year quarter due to higher sales in both the Aerospace Systems and Diversified Industrial Segments. The effect of currency exchange rate changes increased net sales during the current-year quarter by approximately $84 million. The impact of prior-year divestiture activity decreased net sales by approximately $38 million during the current-year quarter. The impact of the acquisition of Curtis increased net sales by approximately $74 million during the current-year quarter.
Net sales increased in the first six months of fiscal 2026 due to higher sales in both the Aerospace Systems and Diversified Industrial Segments. The effect of currency exchange rate changes increased net sales during the first six months of fiscal 2026 by approximately $117 million. The impact of divestiture activity decreased net sales by approximately $146 million during the first six months of fiscal 2026. The impact of the acquisition of Curtis increased net sales by approximately $85 million during the first six months of fiscal 2026.
Gross profit margin (calculated as net sales minus cost of sales, divided by net sales) increased in the current-year quarter and first six months of fiscal 2026 due to higher margins in both segments primarily due to favorable product mix, cost containment initiatives and benefits from prior-year business realignment activities.
Cost of sales also included business realignment and acquisition integration charges of $9 million and $12 million for the current and prior-year quarter, respectively, and $18 million and $17 million for the first six months of fiscal 2026 and 2025, respectively.
Selling, general and administrative expenses ("SG&A") increased in the current-year quarter and first six months of fiscal 2026 primarily due to higher acquisition-related expenses, stock-based compensation expense, research and development expenses, and intangible asset amortization.
SG&A also included business realignment and acquisition integration charges of $5 million and $16 million for the current and prior-year quarter, respectively, and $17 million and $26 million for the first six months of fiscal 2026 and 2025, respectively.
Interest expense increased during the current-year quarter primarily due to higher average debt outstanding, and decreased in the first six months of fiscal 2026 primarily due to lower average debt outstanding and lower average interest rates.

Other income, net included the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2025	2024	2025	2024
Foreign currency transaction (gain) loss(1)	$(3)	$(32)	$(10)	$5
Income related to equity method investments	(51)	(39)	(109)	(77)
Non-service components of retirement benefit cost (income)	(16)	(13)	(33)	(25)
Gain on disposal of assets and divestitures(2)	(9)	(248)	(8)	(257)
Interest income	(2)	(2)	(7)	(5)
Gain on insurance recoveries(3)	—	—	(20)	—
Other items, net	5	6	4	—
Total other income, net	$(76)	$(328)	$(183)	$(359)

(1) Foreign currency transaction (gain) loss primarily relates to the impact of exchange rates on cash, forward contracts and intercompany transactions.
(2) For further discussion of the gain on disposal of assets and divestitures during the prior-year quarter and first six months of fiscal 2025 refer to Note 4 to the Consolidated Financial Statements.

(3) Gain on insurance recoveries for damaged property associated with a fire at one of our U.S. facilities within the Diversified Industrial segment that occurred in the third quarter of fiscal 2025.
Effective tax rate for the current-year quarter of fiscal 2026 was less than the U.S. Federal statutory rate of 21 percent due to tax benefits from share-based compensation, U.S. Federal tax credits, and foreign-derived intangible income, which were partially offset by taxes related to international activities and U.S. state and local taxes.
The effective tax rate for the first six months of fiscal 2026 was greater than the U.S. Federal statutory rate of 21 percent due to taxes related to international activities and U.S. state and local taxes, which were partially offset by tax benefits from share-based compensation and foreign-derived intangible income.
The effective tax rate for the comparable prior-year periods was lower than the U.S. Federal statutory rate of 21 percent due to tax benefits from share-based compensation, lower taxable gain on divestitures than gain under accounting principles generally accepted in the United States of America ("GAAP"), and foreign-derived intangible income, which were partially offset by U.S. state and local taxes and taxes related to international activities.
The fiscal 2026 effective tax rate is expected to be approximately 22 percent.

BUSINESS SEGMENT INFORMATION
We operate in two reportable business segments: Diversified Industrial and Aerospace Systems. The business segment information presents sales and operating income on a basis that is consistent with the manner in which our various businesses are managed for internal review and decision-making.
Diversified Industrial Segment

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2025	2024	2025	2024
Net sales
North America businesses	$1,986	$1,928	$4,030	$4,028
International businesses	1,482	1,325	2,881	2,681
Diversified Industrial Segment	3,468	3,253	6,911	6,709
Operating income
North America businesses	444	426	951	911
International businesses	348	284	662	583
Diversified Industrial Segment	$792	$710	$1,613	$1,494
Operating margin
North America businesses	22.4%	22.1%	23.6%	22.6%
International businesses	23.5%	21.4%	23.0%	21.7%
Diversified Industrial Segment	22.8%	21.8%	23.3%	22.3%
Backlog	$3,738	$3,508	$3,738	$3,508
The Diversified Industrial Segment operations experienced the following percentage changes in net sales in the current-year periods versus the comparable prior-year periods:

	Period Ending December 31, 2025
	Three Months	Six Months
North America businesses – as reported	3.0%	—%
Acquisitions	2.1%	1.2%
Divestitures	(2.0)%	(3.6)%
Currency	0.4%	0.1%
North America businesses – without acquisitions, divestitures and currency(1)	2.5%	2.3%

International businesses – as reported	11.8%	7.5%
Acquisitions	2.5%	1.4%
Currency	4.7%	3.3%
International businesses – without acquisitions and currency(1)	4.6%	2.8%

Diversified Industrial Segment – as reported	6.6%	3.0%
Acquisitions	2.3%	1.3%
Divestitures	(1.2)%	(2.2)%
Currency	2.1%	1.4%
Diversified Industrial Segment – without acquisitions, divestitures and currency(1)	3.4%	2.5%

(1) This table reconciles the percentage changes in net sales of the Diversified Industrial Segment reported in accordance with GAAP to percentage changes in net sales adjusted to remove the effects of acquisitions and divestitures for 12 months after their completion as well as changes in currency exchange rates (a non-GAAP measure). The effects of acquisitions, divestitures and changes in currency exchange rates are removed to allow management and investors to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period.

Net Sales
Diversified Industrial Segment sales increased $215 million and $202 million from the prior-year quarter and first six months of fiscal 2025, respectively. The effect of the Curtis acquisition increased sales by approximately $74 million and $85 million in the current-year quarter and first six months of fiscal 2026, respectively. The effect of changes in currency exchange rates increased sales by approximately $69 million and $93 million in the current-year quarter and first six months of fiscal 2026, respectively. The impact of divestiture activity decreased sales by approximately $38 million and $146 million in the current-year quarter and first six months of fiscal 2026, respectively. Excluding the effects of the acquisition, changes in currency exchange rates and divestiture activity, sales increased $110 million and $170 million from the prior-year quarter and first six months of fiscal 2025, respectively.
North America businesses - Sales increased $58 million from the prior-year quarter and remained flat when compared to the first six months of fiscal 2025. The effect of the Curtis acquisition increased sales by approximately $41 million and $47 million in the current-year quarter and first six months of fiscal 2026, respectively. The effects of divestiture activity decreased sales by approximately $38 million and $146 million in the current-year quarter and first six months of fiscal 2026, respectively. The effect of changes in currency exchange rates increased sales by approximately $7 million in both the current-year fiscal quarter and first six months of fiscal 2026, respectively. Excluding the effects of the Curtis acquisition, divestiture activity and changes in currency exchange rates, sales in the North America businesses increased $48 million and $94 million in the current-year quarter and first six months of fiscal 2026, respectively. In the current-year quarter and first six months of fiscal 2026, the increase in sales is primarily due to higher demand from end users in the in-plant and industrial equipment, aerospace and defense, HVAC and refrigeration and off-highway markets, partially offset by lower demand from end users in the transportation and energy markets.
International businesses - Sales increased $157 million and $200 million from the prior-year quarter and first six months of fiscal 2025, respectively. The effect of the Curtis acquisition increased sales by approximately $33 million and $38 million in the current-year quarter and first six months of fiscal 2026, respectively. The effect of changes in currency exchange rates increased sales by approximately $62 million and $86 million in the current-year quarter and first six months of fiscal 2026, respectively. Excluding the effects of the Curtis acquisition and changes in currency exchange rates, sales in the International businesses increased $62 million and $76 million in the current-year quarter and first six months of fiscal 2026, respectively, primarily due to higher sales in the Asia Pacific region, where we experienced higher demand within the electronics and semiconductor and in-plant and industrial equipment markets, partially offset by lower demand from end users in the transportation market. During the current-year quarter, sales also increased due to higher sales in Europe, primarily due to higher demand across the in-plant and industrial equipment and transportation and off-highway markets.
Operating Margin
Diversified Industrial Segment operating margin increased during the current-year quarter and first six months of fiscal 2026 in both the North America and International businesses primarily due to favorable product mix, price increases, and benefits from prior-year business realignment activities, partially offset by an increase in material costs.
Business Realignment and Acquisition Integration Charges
The following business realignment and acquisition integration charges are included in the Diversified Industrial Segment operating income:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2025	2024	2025	2024
North America businesses	$7	$6	$9	$10
International businesses	10	14	24	20
Diversified Industrial Segment	$17	$20	$33	$30
In both periods, business realignment and acquisition integration charges primarily related to business realignment activities. The business realignment charges primarily consist of severance costs related to actions taken under our simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. Business realignment charges within the International businesses were primarily incurred in Europe.
We anticipate that cost savings realized from the workforce reduction measures taken in the first six months of fiscal 2026 will not materially impact operating income in fiscal 2026 and will increase operating income by approximately one percent in fiscal 2027. We expect to continue to take actions necessary to appropriately structure the operations of the Diversified Industrial Segment. We currently anticipate incurring approximately $40 million of additional business realignment charges in the remainder of fiscal 2026. However, continually changing business conditions could impact the ultimate costs we incur.

Backlog
Diversified Industrial Segment backlog, as of December 31, 2025, increased from both the comparable prior-year quarter and the June 30, 2025 balance of $3.7 billion primarily due to orders exceeding shipments in both the North America and International businesses.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Aerospace Systems Segment

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2025	2024	2025	2024
Net sales	$1,706	$1,490	$3,347	$2,938
Operating income	$443	$338	$854	$661
Operating margin	26.0%	22.7%	25.5%	22.5%
Backlog	$8,007	$7,008	$8,007	$7,008
Net Sales
Aerospace Systems Segment sales increased in both the current-year quarter and first six months of fiscal 2026 primarily due to higher volume in the commercial OEM and aftermarket, as well as the defense OEM market segment.
Operating Margin
Aerospace Systems Segment operating margin increased during the current-year quarter and first six months of fiscal 2026 due to higher sales volume, aftermarket profitability, as well as benefits from cost containment initiatives.
Business Realignment and Acquisition Integration Charges
Within the Aerospace Systems Segment, business realignment and acquisition integration charges were immaterial during the current-year quarter and first six months of fiscal 2026. During the prior-year quarter and first six months of fiscal 2025, business realignment and acquisition integration charges were $7 million and $12 million, respectively, and primarily related to acquisition integration activities. We do not expect to incur material business realignment or acquisition integration charges for the remainder of fiscal 2026. However, continually changing business conditions could impact the ultimate costs we incur.
Backlog
Aerospace Systems Segment backlog as of December 31, 2025, increased from both the comparable prior-year quarter and the June 30, 2025 balance of $7.4 billion, primarily due to orders exceeding shipments in all market segments, especially in the commercial OEM and aftermarket market segments.
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.
Corporate general & administrative expenses

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2025	2024	2025	2024
Corporate general and administrative expense	$53	$56	$102	$105
Corporate general and administrative expense, as a percent of sales	1.0%	1.2%	1.0%	1.1%
Corporate general and administrative expenses in both the current-year quarter and first six months of fiscal 2026 primarily included salaries, benefits and incentive compensation expense, professional service fees, information technology, charitable contributions and other discretionary spending.

Other expense (income), net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(dollars in millions)	2025	2024	2025	2024
Foreign currency transaction (gain) loss(1)	$(3)	$(32)	$(10)	$5
Stock-based compensation expense	28	15	108	73
Non-service components of retirement benefit cost (income)	(16)	(12)	(33)	(25)
Acquisition-related expenses	7	—	20	—
Gain on disposal of assets and divestitures(2)	(9)	(249)	(8)	(257)
Interest income	(2)	(2)	(7)	(5)
Gain on insurance recoveries(3)	—	—	(20)	—
Other items, net	7	5	4	4
Total other expense (income), net	$12	$(275)	$54	$(205)

(1) Foreign currency transaction (gain) loss primarily relates to the impact of exchange rates on cash, forward contracts and intercompany transactions.
(2) For further discussion of the gain on disposal of assets and divestitures during the prior-year quarter and first six months of fiscal 2025 refer to Note 4 to the Consolidated Financial Statements.

(3) Gain on insurance recoveries for damaged property associated with a fire at one of our U.S. facilities within the Diversified Industrial segment that occurred in the third quarter of fiscal 2025.

LIQUIDITY AND CAPITAL RESOURCES
We believe that we are great generators and deployers of cash. We assess our liquidity in terms of our ability to generate cash to fund our operations and meet our strategic capital deployment objectives, which include the following:
•Investing in organic growth and productivity
•Continuing our record annual dividend increases
•Strategic acquisitions that strengthen our portfolio
•Share repurchases, including repurchases under the 10b5-1 share repurchase program
We expect that our cash and cash equivalents, cash flows from operations, availability under our commercial paper program, and access to capital markets will be sufficient to meet these liquidity needs for the next twelve months and the foreseeable future.
At December 31, 2025, we had cash and cash equivalents totaling $427 million, of which $371 million was held by our foreign subsidiaries. We intend to repatriate certain foreign earnings, which may result in non-federal U.S. or foreign tax liabilities. All other undistributed foreign earnings are considered to be permanently reinvested.
Cash Flows
A summary of cash flows is as follows:

	Six Months Ended
	December 31,
(dollars in millions)	2025	2024	Change
Cash provided by (used in):
Operating activities	$1,644	$1,679	$(35)
Investing activities	(1,146)	412	(1,558)
Financing activities	(529)	(2,104)	1,575
Effect of exchange rates	(9)	(13)	4
Net decrease in cash and cash equivalents	$(40)	$(26)	$(14)
Net cash provided by operating activities decreased $35 million for the first six months of fiscal 2026 compared to the first six months of fiscal 2025. The decrease was primarily driven by higher cash tax payments and increased working capital requirements, specifically within accounts receivable and inventory, which more than offset the higher net income adjusted for non-cash items (including depreciation, amortization, stock-based compensation expense, deferred income taxes and gains on sale of businesses). We continue to focus on managing inventory and other working capital requirements.
•Days sales outstanding relating to trade accounts receivable was 49 days at December 31, 2025, 51 days at June 30, 2025 and 48 days at December 31, 2024.
•Days supply of inventory on hand was 95 days at December 31, 2025, 82 days at June 30, 2025 and 89 days at December 31, 2024.
Net cash (used in) provided by investing activities decreased by $1.6 billion in the first six months of fiscal 2026 compared to the first six months of fiscal 2025. The decrease was primarily attributable to $1.0 billion in cash used for the Curtis acquisition and lower proceeds from sale of businesses in fiscal 2026. Proceeds from sale of businesses in fiscal 2025 included net proceeds of $621 million related to the divestitures of the composites and fuel containment business and the non-core filtration business.
Net cash used in financing activities for the first six months of fiscal 2026 and 2025 were impacted by the following factors:
•Net commercial paper borrowings of $595 million in the first six months of fiscal 2026 compared to net commercial paper repayments of $515 million in the first six months of fiscal 2025.
•Principal payments totaling $490 million related to borrowings under a term loan facility in the first six months of fiscal 2025.
•Aggregate principal payment of $500 million related to the maturity of medium-term notes during fiscal 2025.
•Repurchases under our share repurchase program amounted to 0.7 million common shares for $550 million during the first six months of fiscal 2026, compared to 0.2 million common shares for $100 million during the first six months of fiscal 2025.

Debt
To fund short-term liquidity needs, we utilize a commercial paper program that is supported by our revolving credit agreement.
In August 2025, we amended our revolving credit agreement to increase the total line of credit to $3.75 billion, and authorized a corresponding increase in the commercial paper program size to $3.75 billion. The revolving credit agreement expires in June 2028; however, we have the right to request a one-year extension of the expiration date. Advances from the credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. Issuances of commercial paper reduce the amount of credit available under the revolving credit agreement. As of December 31, 2025, there were no borrowings outstanding under the revolving credit agreement, and commercial paper notes outstanding were $2.4 billion. Taking into account outstanding commercial paper notes, $1.4 billion was available for borrowing under the credit agreement as of December 31, 2025.
On December 10, 2025, we entered into a 364-Day Term Loan Agreement and a Three-Year Term Loan Agreement, which provide for senior unsecured delayed draw term loan facilities in aggregate principal amounts of $5.25 billion and $2.50 billion, respectively. Proceeds from the Filtration Group Credit Facilities, if and when drawn, will be used to finance a portion of the consideration for the Company's proposed acquisition of Filtration Group. The Filtration Group Credit Facilities mature 364 days and three years, respectively, following the date of the initial funding of all or a portion of the applicable delayed draw term loan. As of December 31, 2025, we have not borrowed any funds under the Filtration Group Credit Facilities.
We primarily utilize unsecured medium-term notes and senior notes to meet our financing needs and we expect to continue to borrow funds at reasonable rates over the long term.
Our credit agreements and indentures governing certain debt securities contain various covenants. Violation of these covenants would limit or preclude the use of the credit agreements for future borrowings or could accelerate the maturity of the related outstanding borrowings. Based on our rating level at December 31, 2025, the most restrictive financial covenant requires that the ratio of debt to debt-shareholders' equity not exceed 0.65 to 1.0. As of December 31, 2025, we are in compliance with all covenants, with a ratio of 0.41 to 1.0. We expect to remain in compliance with all covenants set forth in our credit agreements and indentures.
Our goal is to maintain an investment-grade credit profile. The rating agencies periodically update our credit ratings as events occur. At December 31, 2025, the long-term credit ratings assigned to our senior debt securities were as follows:

Fitch Ratings	A-
Moody's Investors Services, Inc.	A3
Standard & Poor's	BBB+
Refer to the cash flows from financing activities section below and Note 13 to the consolidated financial statements for further discussion.
Capital Expenditures
We are targeting 2.5 percent of sales for capital expenditures for the remainder of fiscal 2026 and have an annual long-term target of 2.0 percent. We will continue to prioritize capital expenditures related to safety, productivity and strategic investments.
Dividends
We declared a quarterly cash dividend of $1.80 per share on October 22, 2025, which was paid on December 5, 2025. Dividends have been paid for 302 consecutive quarters, including a yearly increase in dividends for 69 consecutive fiscal years. Additionally, we declared a quarterly cash dividend of $1.80 per share on January 22, 2026, payable on March 6, 2026.
Share Repurchases
On August 21, 2025, the Board of Directors approved an update to the number of shares available under our previous share repurchase authorization so that the aggregate number of shares available for repurchase as of such date was 20.0 million. There is no limitation on the number of shares that can be repurchased in a year and there is no expiration date for the program. As of December 31, 2025, 19.3 million shares remained available under the repurchase authorization. Refer to Note 10 to the consolidated financial statements for further discussion of share repurchases.

Strategic Acquisitions and Divestitures
Acquisitions will be considered from time to time to the extent there is a strong strategic fit, while at the same time maintaining our strong financial position. In addition, we will continue to assess our existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for Parker. On September 18, 2025, we completed the acquisition of Curtis, for approximately $1.0 billion, net of cash acquired. On November 11, 2025, we announced that we have agreed to acquire Filtration Group from Madison Industries for approximately $9.25 billion in cash. The transaction is subject to customary closing conditions, including receipt of applicable regulatory approvals, and is expected to close six to 12 months from the announcement date. We expect to fund the transaction with a combination of new debt and cash. Refer to Note 4 to the consolidated financial statements for further discussion.
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
•uncertainties surrounding timing, successful completion or integration of acquisitions and similar transactions; including the pending acquisition of Filtration Group and the integration of Curtis;
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

The Company makes these statements as of the date of the filing of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, and undertakes no obligation to update them unless otherwise required by law.

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
Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Further information on the fair value of these contracts is provided in Note 15 to the consolidated financial statements. Derivatives that are not designated as hedges are adjusted to fair value by recording gains and losses through the Consolidated Statements of Income. Derivatives that are designated as hedges are adjusted to fair value by recording gains and losses through accumulated other comprehensive loss in the Consolidated Balance Sheets until the hedged item is recognized in earnings. For cross-currency swap contracts measured using the spot method, the periodic interest settlements are recognized directly in earnings through interest expense. The translation of the foreign currency denominated debt that has been designated as a net investment hedge is recorded in accumulated other comprehensive loss and remains there until the underlying net investment is sold or substantially liquidated. A 10 percent change in foreign exchange rates related to our forward exchange contracts as of December 31, 2025 would affect earnings by approximately $125 million. A majority of the impact would be offset by changes in value from the remeasurement of the underlying items being hedged. Collectively, the forward exchange contracts and their associated hedged items do not create material market risk.
The Company’s debt portfolio contains variable rate debt, consisting of commercial paper, inherently exposing the Company to interest rate risk. Our objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting our exposure to changes in near-term interest rates. A 100 basis point increase in near-term interest rates would increase annual interest expense on variable rate debt, consisting of commercial paper borrowings for the six months ended December 31, 2025, by approximately $24 million.
ITEM 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective.
The Company acquired Curtis on September 18, 2025. As a result of the acquisition, management is in the process of integrating, evaluating and, where necessary, implementing changes in controls and procedures. Other than with respect to the acquisition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Unregistered Sales of Equity Securities. Not applicable.
(b)Use of Proceeds. Not applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2025 through October 31, 2025	35,900	$752.41	35,900	19,390,747
November 1, 2025 through November 30, 2025	27,400	$825.89	27,400	19,363,347
December 1, 2025 through December 31, 2025	28,899	$877.51	28,899	19,334,448
Total:	92,199		92,199

(1)On August 21, 2025, the Board of Directors approved an update to the number of shares available under the Company's previous share repurchase authorization so that the aggregate number of shares available for repurchase as of such date was 20.0 million. There is no limitation on the number of shares that can be repurchased in a year and there is no expiration date for the program.

ITEM 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2025.

ITEM 6. Exhibits.
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

2(a)
Agreement and Plan of Merger, dated November 10, 2025, by and between Parker-Hannifin Corporation, Prosper Merger Sub Corp., Filtration Group Corporation and Filtration Group Equity LLC, incorporated by reference to Exhibit 2.1 to Registrant’s Report on Form 8-K filed with the SEC on November 12, 2025 (Commission File No. 1-4982).

10(a)	Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Performance Plan, as Amended and Restated, effective as of January 21, 2026.*
10(b)
364-Day Term Loan Agreement, dated December 10, 2025, by and among Parker-Hannifin Corporation, Barclays Bank PLC, as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed with the SEC on December 10, 2025 (Commission File No. 1-4982).

10(c)
Three-Year Term Loan Agreement, dated December 10, 2025, by and among Parker-Hannifin Corporation, KeyBank National Association, as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed with the SEC on December 10, 2025 (Commission File No. 1-4982).

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
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three and six months ended December 31, 2025 and 2024, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2025 and 2024, (iii) Consolidated Balance Sheets at December 31, 2025 and June 30, 2025, (iv) Consolidated Statements of Cash Flows for the six months ended December 31, 2025 and 2024, and (v) Notes to Consolidated Financial Statements for the six months ended December 31, 2025.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Todd M. Leombruno
Todd M. Leombruno
Executive Vice President and Chief Financial Officer

Date:	January 30, 2026