Form 10-K
period 2026-06-30
Parker-Hannifin Corp
filed 2026-08-21
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2025:$110,763,388,251.
The number of Common Shares outstanding on July 31, 2026 was 126,047,469.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders, to be held on October 28, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PARKER-HANNIFIN CORPORATION
FORM 10-K
Fiscal Year Ended June 30, 2026
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
Markets
Our interconnected technologies and solutions provide value for customers across our market verticals including aerospace & defense, in-plant & industrial equipment, transportation, off-highway, energy, and HVAC and refrigeration. We serve several hundred thousand original equipment manufacturers ("OEMs") and distribution customer locations.
Reportable Segments
We have two reportable segments: Diversified Industrial and Aerospace Systems. Of the Company's $21.5 billion in net sales for fiscal year 2026, Diversified Industrial Segment products accounted for 67% and Aerospace Systems Segment products accounted for 33%.
Our Diversified Industrial Segment, which is an aggregation of several business units, sells highly engineered differentiated products to both OEMs and distributors who serve the aftermarket replacement markets. The major market verticals served by our Diversified Industrial Segment are listed below:

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
Principal Products and Methods of Distribution
We offer hundreds of thousands of individual part numbers, and no single product contributed more than one percent to our total net sales for the year ended June 30, 2026. Listed below are some of our principal products.
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
In the Diversified Industrial Segment, Parker competes based on product quality and innovation, customer experience, manufacturing and distribution capability, aftermarket support, and price competitiveness. We believe that we are one of the market leaders in most of the major markets for our most significant Diversified Industrial Segment products. We have comprehensive motion and control technologies allowing us to provide the broadest systems capabilities. While our primary global competitors include Bosch Rexroth AG, Copeland, Danaher Corporation, Danfoss A/S, Donaldson Company, Inc., Emerson/ASCO, Festo SE & Co., Freudenberg-NOK, Gates Corporation, IMI/Norgren, SMC Corporation, Swagelok Company, and Trelleborg AB, none of these businesses compete with every group or product in our Diversified Industrial Segment.
In the Aerospace Systems Segment, we have developed relationships with key customers based on our advanced technological and engineering capabilities, performance in quality, delivery, service, and price competitiveness. This has enabled us to obtain significant original equipment business on new aircraft programs for our systems and components, as well as the follow-on repair and replacement business for these programs. Further, the Aerospace Systems Segment utilizes design and manufacturing techniques as well as best cost region and supply chain management strategies to reduce cost. Although we believe that we are one of the market leaders in most of the major markets for our most significant Aerospace Systems Segment products, primary global competitors for these products include Crane Co., Eaton Corporation plc, Honeywell Aerospace Inc., Moog Inc., RTX Corporation, Safran S.A., Senior plc, Triumph Group, Inc., and Woodward, Inc.
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
Backlog and Seasonal Nature of Business
Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale. Our backlog by business segment for the past two years is included in Part II, Item 7 of this Annual Report on Form 10-K and is incorporated herein by reference. Our backlog was $12.8 billion at June 30, 2026 and $11.0 billion at June 30, 2025. Approximately 70% of our backlog at June 30, 2026 is scheduled for delivery in the succeeding twelve months. Because of the breadth and global scope of our business, our overall business is generally not seasonal in nature.

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
As of June 30, 2026, Parker was involved in environmental remediation and litigation at various U.S. and non-U.S. manufacturing facilities presently or formerly operated by us (or by an acquired legal entity) and as a "potentially responsible party," along with other companies, at off-site waste disposal facilities and regional sites.
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
Our reserve for environmental matters is discussed in Note 17 to the consolidated financial statements which is incorporated herein by reference.
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
Acquisitions
On September 18, 2025, the Company completed the acquisition of Curtis Instruments, Inc. ("Curtis"). On August 13, 2026, the Company completed the acquisition of Filtration Group Corporation ("FGC"). In May 2026, we entered into a definitive agreement under which we expect to acquire the commercial and defense aerospace business of CIRCOR International, Inc. ("CIRCOR Aerospace"). The acquisitions of Curtis and FGC and the pending acquisition of CIRCOR Aerospace are discussed in Notes 3 and 20 to the consolidated financial statements, which are incorporated herein by reference.
Human Capital Management
At Parker, we align employment levels with the global needs of our business and our customers. As of June 30, 2026, we employed approximately 59,850 persons that we refer to as “team members,” of whom approximately 30,830 were employed by foreign subsidiaries.
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
Supplementing the talent development process are Parker’s learning offerings, which help team members expand their professional skills and take ownership of their learning and development. Examples of center-led programs are our annual ethics and compliance training and cybersecurity training that all team members are required to complete, in addition to programs for developing supervisory and leadership skills. Functional-specific programs include HPT training, lean bootcamps and kaizen event orientations. Local and regional training includes site safety, equipment safety and site quality requirements.
In addition to formal training programs, there are a host of development tools available which include mentoring relationships, coaching and feedback, job shadowing, project bubble assignments and other stretch projects.

Inclusion
An inclusive environment is a core tenet of our values and one of our key measures of success within The Win Strategy. We have an ongoing commitment to an inclusive and welcoming workplace where everyone feels valued and adds value, and different points of view are respected.
One important component of Parker’s inclusive workplace is the development and deployment of Business Resource Groups, each of which is open to all team members. In addition to our Business Resource Groups, we have processes in place to attract and retain team members with a wide range of backgrounds, perspectives and experiences, helping to support them with career plans and experienced mentors. Our goal is to promote a strong, inclusive work environment that will provide us the best talent to further strengthen our organization for success.
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
Information about our Executive Officers
Our executive officers as of August 15, 2026, were as follows:

Name	Position	Officer Since(1)	Age as of 8/15/26
Jennifer A. Parmentier	Chairman of the Board and Chief Executive Officer	2015	59
Todd M. Leombruno	Executive Vice President and Chief Financial Officer	2017	56
Andrew D. Ross	President and Chief Operating Officer	2012	59
Mark J. Hart	Executive Vice President – Human Resources and External Affairs	2016	61
Joseph R. Leonti	Executive Vice President, General Counsel and Secretary	2014	54
Rachid Bendali	Vice President and President – Engineered Materials Group	2022	49
Berend Bracht	Vice President and President – Motion Systems Group	2021	60
Mark T. Czaja	Vice President – Chief Technology and Innovation Officer	2021	64
Thomas C. Gentile	Vice President – Global Supply Chain	2017	54
Angela R. Ives	Vice President and Controller	2021	53
Matthew A. Jacobson	Vice President and President – Filtration Group	2025	47
Dinu J. Parel	Vice President – Chief Digital and Information Officer	2018	45
Jay P. Reidy	Vice President and President – Aerospace Group	2024	43
Patrick M. Scott	Vice President and President – Fluid Connectors Group	2024	48

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
Mr. Ross has been President since January 2024 and Chief Operating Officer since January 2023. He was Vice President and President of the Fluid Connectors Group from September 2015 to December 2022. He was Vice President and President of the Engineered Materials Group from July 2012 to September 2015. He is also a Director of Symbotic Inc.

Mr. Hart has been Executive Vice President - Human Resources and External Affairs since January 2016. He was Vice President - Total Rewards from August 2013 to January 2016.
Mr. Leonti has been Executive Vice President, General Counsel and Secretary since August 2025. He was Vice President, General Counsel and Secretary from July 2014 to August 2025. He was Assistant Secretary from April 2011 to July 2014 and Associate General Counsel from January 2008 to July 2014.
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
Our business is sensitive to global macro-economic conditions. Macroeconomic downturns may have an adverse effect on our business, results of operations and financial condition, as well as our distributors, customers and suppliers, and on activity in many of the industries and markets we serve. Among the economic factors which may have such an effect are manufacturing and other end-market activity, currency exchange rates, air travel trends, difficulties entering new markets, tariffs and governmental trade and monetary policies, changes in government spending priorities (including defense and infrastructure spending), global pandemics, and general economic conditions such as inflation, deflation, interest rates and credit availability. These factors may, among other things, negatively impact our level of purchases, capital expenditures, and creditworthiness, as well as our distributors, customers and suppliers, and, therefore, the Company’s revenues, operating profits, margins, and order rates.
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
Our net sales attributable to selling locations outside of the United States were approximately 36% in each of 2026, 2025 and 2024. In addition, many of our customers, manufacturing operations and suppliers are located outside the United States. The Company expects net sales from non-U.S. markets to continue to represent a significant portion of its total net sales. Furthermore, completed and pending acquisitions may increase our international exposure and the complexity of managing operations across multiple jurisdictions. Our non-U.S. operations are subject to risks in addition to those facing our domestic operations, including:
•fluctuations in currency exchange rates and/or changes in monetary policy;
•limitations on ownership and on repatriation of earnings;
•transportation delays and other supply chain disruptions;
•political, social and economic instability and disruptions, including armed conflicts;
•the imposition of duties and tariffs and other trade barriers;
•government import and export controls, embargoes, sanctions or trade restrictions, including possible restrictions on trade and/or obstacles to conducting business in China;
•labor unrest and current and changing regulatory environments;
•difficulties in implementing restructuring actions on a timely basis;
•difficulties in staffing and managing multi-national operations;
•limitations on our ability to enforce legal rights and remedies;
•public health crises, including pandemics;
•the potential for nationalization of enterprises; and
•potentially adverse tax consequences.
For example, the global nature of our business and our operations exposes us to political, economic, and other conditions in foreign countries and regions, such as the uncertainty about the future relationship between the U.S. and China, including with respect to trade policies, treaties, government regulations and tariffs, and the potential renegotiation of the United States-Mexico-Canada Agreement. Any increased trade barriers or restrictions on global trade, including trade with China or among North American trading partners, could adversely impact our business, results of operations or financial condition.
If we are unable to successfully manage the risks associated with expanding our global business or adequately manage operational fluctuations internationally, the risks could have a material adverse effect on our business, results of operations or financial condition.
Increased cybersecurity threats and more sophisticated and targeted computer crime have posed and could continue to pose a risk to our information technology systems, and a disruption to or breach in the security of such systems, if material, could have adverse effects on our results of operations and financial condition.
We rely extensively on information technology systems to manage and operate our business, some of which are managed or accessible by third parties. The security and functionality of these information technology systems, and the processing of data by these systems, are critical to our business operations. If these systems, or any part of the systems, are damaged, intruded upon, attacked, shut down or cease to function properly (whether by planned upgrades, force majeure, telecommunications failures, criminal acts, including hardware or software break-ins or extortion attempts, or viruses, or other cybersecurity incidents) and we suffer any resulting interruption in our ability to manage and operate our business or if our products are affected, our results of operations and financial condition could be materially adversely affected. The sophistication of cyber threats continues to evolve and grow, including the risk associated with the use of artificial intelligence and quantum computing by threat actors to conduct more targeted and evasive attacks. There can be no guarantee that the actions and controls we have implemented and are implementing, or which we cause or have caused third parties with access to our systems to implement, will be sufficient to protect and mitigate risks associated with our information technology systems. Additionally, our increasing use of digital technologies within our operations as well as other evolving practices such as certain of our employees working remotely at times and the increased adoption of generative artificial intelligence may increase our vulnerability to cyber and data protection risks.
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
Our supply of raw materials could be interrupted for a variety of reasons, including availability and pricing. Furthermore, changes to United States and other countries' tariff and import/export regulations have in the past and may in the future have a negative impact on the availability and pricing of raw materials. Prices for raw materials necessary for production have fluctuated significantly in the past and significant increases could adversely affect our results of operations and profit margins. Our efforts to manage these fluctuations by, among other things, passing along price increases to our customers, may be subject to a time delay between raw material prices increasing and our ability to increase the price of our products, or we may be unable to increase the prices of our products due to pricing pressure, contract terms (including fixed-price contracts) or other factors. Any such inability to manage fluctuations could adversely impact our results of operations and cash flows.
We rely on a limited number of suppliers for certain critical components, such as specialty electronics, rare earths, specialty chemicals, aerospace super alloys and filtration media, and recent and planned acquisitions may increase our exposure to supply concentration risk. Any disruption in supply from these sources could require us to seek alternative suppliers, potentially at higher cost or with delays that could impact production schedules. Furthermore, our suppliers of component parts may significantly and quickly increase their prices in response to increases in costs of raw materials that they use to manufacture the component parts. As a result, we may not be able to increase our prices commensurately with our increased costs. Consequently, our results of operations or financial condition could be materially adversely affected.
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
The development of new products and technologies requires substantial investment and is required to remain competitive in the markets we serve and new product markets. If we are unable to successfully introduce new commercial products or position our products for new product markets, our profitability could be adversely affected.
The markets we serve are characterized by rapidly changing technologies and frequent introductions of new products and services. Our ability to develop new products based on technological innovation and to position our existing products in new markets can affect our competitive position and often requires the investment of significant resources. For example, artificial intelligence technologies are rapidly developing and our business may be adversely affected if we cannot successfully integrate such technologies into our internal business processes and product and service offerings, or if we cannot effectively position our products to serve the needs of artificial intelligence technology providers, including data center infrastructure, in a timely, cost-effective, compliant and responsible manner. To advance our innovation and position us to meet our customers’ expectations, we make investments in emerging technologies that we believe are needed to keep pace with rapid industry innovation. If we cannot develop, or have difficulties or delays developing new and enhanced products and services, or if we fail to gain market or regulatory acceptance of new products and technologies, our revenues may be materially reduced and our competitive position could be materially adversely affected. In addition, we may invest in research and development of products and services, or in acquisitions or other investments, that do not lead to significant revenue, which could adversely affect our profitability.

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
Increased public awareness and concern regarding environmental risks, including global climate change, may result in more international, regional and/or federal requirements or industry standards to reduce or mitigate global warming and other environmental risks. These regulations or standards could mandate more restrictive requirements, such as stricter limits on greenhouse gas emissions, than the voluntary commitments that we have made or require such changes on a more accelerated time frame. There continues to be a lack of consistent climate legislation across jurisdictions, which creates economic and regulatory uncertainty. Conversely, changes in governmental policy or leadership could lead to the rollback of existing climate regulations, potentially exposing the Company to stranded investments in compliance infrastructure or creating competitive disparities relative to companies that did not make such investments. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements upon the Company or its products, or if anticipated regulations fail to materialize after we have made substantial compliance investments, our business, operations and financial condition could be negatively impacted.
Climate change could also present physical risks to our operations. Extreme weather events linked to climate change, including hurricanes, flooding, wildfires, high heat and water scarcity, among others, create physical risks to our operating locations and supply chains. Further, although we are working towards and intend to meet our goal of achieving near-total decarbonization (scope 1 and 2 emissions) within our operations by 2040, we may be required to expend significant resources to do so, which could increase our operational costs, and there can be no assurance that recently completed or future acquisitions will not make the achievement of this goal more difficult or costly. There can be no assurance of the extent to which any of our climate-related goals will be achieved, if at all, including on the timeline expected by customers or investors, or that any future investments we make in furtherance of achieving our goals will meet customer expectations and needs, investor expectations or market standards regarding sustainability, including reducing greenhouse gas emissions. Any failure, or perceived failure, by us to achieve our climate-related goals, further our initiatives, adhere to our public statements, comply with federal, state or international climate-related laws and regulations or meet evolving and varied customer and investor expectations and standards could result in legal and regulatory proceedings against us or could cause our customers to find other suppliers, each of which could adversely affect our reputation, the market price of our common shares, our results of operations, our financial condition or our cash flows.
We operate in challenging markets for talent and may fail to attract, develop and retain key personnel.
We depend on the skills, institutional knowledge, working relationships, and continued services and contributions of key personnel, including our leadership team, engineers and others at all levels of the company, as a critical part of our human capital resources. In addition, our ability to achieve our operating and strategic goals depends on our ability to identify, hire, train and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel in a highly competitive labor market, and we may lose key personnel or fail to attract other talented personnel or otherwise identify and retain suitable replacements, and face increased cost pressures for labor. These challenges in labor markets could have material adverse effects on our results of operations, financial condition and cash flows.
Strategic Transactions Risks
We are subject to risks relating to acquisitions and joint ventures, the integration of acquired companies, and divestitures of certain product lines or categories.
We expect to continue our strategy of identifying and acquiring businesses with complementary products and services, and entering into joint ventures, which we believe will enhance our operations and profitability. However, there can be no assurance that we will be able to continue to find suitable businesses to purchase or joint venture opportunities, or that we will be able to acquire such businesses or enter into such joint ventures on acceptable terms. In addition, we may be unable to consummate announced pending transactions, including the acquisition of CIRCOR Aerospace, due to an inability to obtain necessary regulatory approvals or support for otherwise suitable business targets or joint venture opportunities or otherwise, and we may be unable to obtain such regulatory approvals or support or otherwise consummate transactions on the timeline or terms that we anticipate, if at all. Furthermore, there are no assurances that we will be able to avoid acquiring or assuming unexpected liabilities. If we are unable to avoid these risks, our results of operations and financial condition could be materially adversely affected.
In addition, we may not be able to integrate successfully any businesses that we purchase into our existing business, including FGC and Curtis, and it is possible that any acquired businesses or joint ventures may not be profitable. We may encounter, or have encountered, the following difficulties during the integration process:
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
We continually assess the strategic fit of our existing businesses and may divest or otherwise dispose of businesses that are deemed not to fit within our strategic plan or are not achieving the desired return on investment. These transactions pose risks and challenges that could negatively impact our business. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose of a business, the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. The divestiture process may also result in the disclosure of proprietary or competitively sensitive information to potential buyers, the incurrence of stranded costs that are not fully absorbed by the divested business, or the need to provide transition services that divert management attention and resources. Any strategic divestiture of a product line or business or exit of a product line or product category may reduce our revenue and earnings, result in material costs and expenses, create potential indemnification or retained liability obligations and cause disruption to our employees, customers, vendors and communities in which we operate.
If we are unable to avoid these risks relating to acquisitions, integrations of acquisitions, and divestitures, our results of operations and financial condition could be materially adversely affected.
Our results may be adversely affected if expanded operations from acquisitions are not effectively managed.
Our recent acquisitions have expanded, and further acquisitions and joint ventures may expand, significantly the size and complexity and reduce costs of our business. Our future success depends, in part, on the ability to manage this expanded business, which may pose or has posed substantial challenges for management, including challenges related to the management and monitoring of the expanded global operations and new manufacturing processes and products, and the associated costs and complexity. There can be no assurance of successful management of these matters or that we will realize the benefits of acquisitions as expected.
The Company may be subject to risks relating to organizational changes.
We regularly execute organizational changes such as divestitures and realignments of existing and newly acquired businesses to support our growth and cost management strategies. We also engage in initiatives aimed to increase productivity, efficiencies and cash flow and to reduce costs. The Company commits significant resources to identify, develop and retain key employees to ensure uninterrupted leadership and direction. If we are unable to successfully manage these and other organizational changes, the ability to complete such activities and realize anticipated synergies or cost savings as well as our results of operations and financial condition could be materially adversely affected. We cannot offer assurances that any of these initiatives will be beneficial to the extent anticipated, or that the estimated efficiency improvements, incremental cost savings or cash flow improvements will be realized as anticipated or at all.
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
We have incurred significant indebtedness, and expect to incur a significant amount of additional debt for acquisitions, including in connection with the acquisition of FGC and the pending acquisition of CIRCOR Aerospace, as well as for operations, research and development and capital expenditures, or for other reasons related to our overall capital deployment strategy. Our ability to make interest and scheduled principal payments and meet restrictive covenants could be adversely impacted by changes in the availability, terms and cost of capital, changes in interest rates or changes in our credit ratings or our outlook. These changes could increase our cost of financing and limit our debt capacity, thereby limiting our ability to pursue acquisition opportunities, react to market conditions and meet operational and capital needs, which may place us at a competitive disadvantage.
We carry goodwill on our balance sheet, which is subject to impairment testing and could subject us to significant non-cash charges to earnings in the future if impairment occurs.
We have goodwill recorded on our balance sheet. Goodwill is not amortized, but is tested for impairment annually as of January 1, in the third quarter or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill is impaired include a decline in our stock price and market capitalization, lower than projected operating results and cash flows, and slower growth rates in our industry. Declines in our stock price, lower operating results and any decline in industry conditions in the future could increase the risk of impairment. The amount of goodwill on our balance sheet may increase significantly in connection with pending and future acquisitions, which could increase our exposure to impairment risk. Impairment testing incorporates our estimates of future operating results and cash flows, estimates of allocations of certain assets and cash flows among reporting units, estimates of future growth rates, and our judgment regarding the applicable discount rates used on estimated operating results and cash flows. If we determine at a future time that impairment exists, it may result in a significant non-cash charge to earnings and lower stockholders’ equity.
The timing and amount of the Company’s share repurchases are subject to a number of uncertainties and may affect our common stock price.
Share repurchases generally constitute a component of our capital allocation strategy. We have historically funded our share repurchases with free cash flow and short-term borrowings. The amount and timing of share repurchases will be based on a variety of factors and past activity is not necessarily indicative of future repurchase levels. Important factors that could impact our decisions to pursue share repurchases include market conditions, the price of our shares, the nature and timing of other investment opportunities, such as acquisitions, changes in our business strategy, the terms of our financing arrangements, our outlook as to the ability to obtain financing at attractive rates, the impact on our credit ratings, legal and regulatory restrictions (including under the terms of financing arrangements), the availability of domestic cash, and overall business expectations. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our shares may decline below the levels at which we repurchased our shares, and short-term stock price fluctuations could reduce the program’s effectiveness.
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
U.S. Government contractors are subject to extensive legal and regulatory requirements, including the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations, the U.S. Foreign Corrupt Practices Act and evolving cybersecurity requirements such as the Cybersecurity Maturity Model Certification framework. From time to time, agencies of the U.S. Government investigate whether we have been and are operating in accordance with these and/or applicable contractual requirements. Changes in export control lists or the scope of ITAR-controlled items may require us to modify our operations, obtain additional licenses or restrict certain business activities. If the Company were charged with wrongdoing as a result of any such investigation, or failed to achieve or maintain required cybersecurity certifications, it could be suspended or debarred from bidding on or receiving awards of new government contracts, subject to fines or penalties associated with contract non-compliance or resulting from such investigations or lose its export privileges, which could have a material adverse effect on our results of operations and financial condition.
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
For example, our Aerospace Systems Segment produces aircraft components and systems that are critical to flight safety, and accordingly, the adverse impact of product quality issues, actual or perceived, can be significant. Our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft product that we have designed or manufactured, and such liabilities could be substantial given the catastrophic nature of potential aerospace incidents. In addition, a product safety issue could result in mandatory or voluntary recalls, airworthiness directives from the Federal Aviation Administration or other regulatory authorities, grounding of aircraft or temporary cessation of operations by our airline customers. If personal injury or death were to be caused by one of our products, or if we were to otherwise fail to maintain a satisfactory record of safety and reliability, our ability to retain and attract customers may be materially adversely affected.
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
We proactively work to address cybersecurity risk through our Digital & IT Risk Management Program, which focuses on identifying, assessing, responding to, monitoring and remediating cybersecurity-related risks. We maintain a comprehensive Information Security Management System (ISMS), which is aligned to ISO 27001 and is designed to maintain the confidentiality, integrity, and availability of information and systems in our environment. Parker’s dedicated Cyber Security team utilizes the National Institute of Standards and Technology (NIST) Cybersecurity Framework as its primary resource for identifying areas of risk and benchmarking and implementing continuous improvements. Our technical security configuration employs a centrally managed, layered approach, including hardened PCs, endpoint security detection software, email security, firewall appliances, and various network security protections. We employ enhanced security measures for operational technologies and secure account management, including a secondary anti-malware solution to our existing software to bolster our company-wide defenses. Additionally, we utilize third-party security monitoring services to further improve our 24/7 monitoring capabilities. We also maintain a third-party risk management program, which includes formally evaluating new vendors at onboarding and monitoring existing vendors on an ongoing basis, designed to oversee, identify, and reduce the potential impact to Parker and our customers of a security incident at a third-party vendor, supplier or other provider.
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
Continuous improvement is a critical aspect of Parker’s cybersecurity program, which is why we integrate security intelligence from internal and external sources to help identify areas for improvement and gap remediation. As a supplement to our internal cybersecurity capabilities and controls, we partner with third-party consultants and advisors to conduct penetration testing and to assess our incident response plan. We periodically undergo a third-party risk assessment and third-party incident response adversarial engagement exercises to strengthen our security profile. We also conduct internal tabletop exercises to prepare for responding to potential cybersecurity events. Parker also maintains cybersecurity insurance designed to mitigate the impact of any attacks or threats to our business.
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
Cybersecurity Governance
Management is responsible for assessing and managing material risks from cybersecurity threats with leadership from the Company’s Vice President – Chief Digital and Information Officer ("CDIO"), who is responsible for the Company’s global Digital, Information Technology and Cyber Security organization. Our CDIO has served in various roles in information technology and information security for approximately 21 years with Fortune 500 companies.

Our CDIO holds Bachelor of Science and Master of Science degrees in Computer Engineering. He has also completed other advanced leadership training and coursework regarding cybersecurity risk management. Our CDIO reports directly to the Chief Executive Officer.
Parker’s cybersecurity program is led by our Digital & IT VP – Infrastructure and Security, who functions as our chief information security officer ("CISO") and has over 26 years of experience in cybersecurity operations, cybersecurity governance and compliance, risk management, operational technology ("OT") and connected products ("IoT") with global Fortune 200 and Fortune 500 companies across diverse industries, such as retail, consumer goods, entertainment and manufacturing. The CISO reports to our CDIO and is supported by and receives regular updates from our dedicated Cyber Security team within our IT function, as well as our IT Risk Council, a cross-functional group that meets regularly to optimize our Digital & IT Risk Management Program and promote alignment with our Enterprise Risk Management program.
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
Item 2. Properties
Our corporate headquarters is located in Cleveland, Ohio, and, at June 30, 2026, the Company maintained approximately 323 manufacturing plants. We also maintain various sales and administrative offices and distribution centers throughout the world. None of these manufacturing plants, administrative offices or distribution centers are individually material to our operations. The facilities are situated in 35 states within the United States and in 43 other countries. We own the majority of our manufacturing plants. Our leased properties consist of sales and administrative offices and distribution centers as well as manufacturing plants.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)Market for the Registrant’s Common Equity. The Company’s common stock is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "PH". As of July 31, 2026, the number of shareholders of record of the Company was 2,847.
(b)Use of Proceeds. Not Applicable.
(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 through April 30, 2026	27,000	$957.74	27,000	19,019,906
May 1, 2026 through May 31, 2026	123,672	$874.67	123,672	18,896,234
June 1, 2026 through June 30, 2026	46,383	$883.28	46,383	18,849,851
Total	197,055		197,055

(1)On August 21, 2025, the Board of Directors approved an update to the number of shares available under the Company's previous share repurchase authorization so that the aggregate number of shares available for repurchase as of such date was 20.0 million. There is no limitation on the number of shares that can be repurchased in a year and there is no expiration date for the program.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative, from management's perspective, on our financial condition and results of operations. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes in Item 8 in this Annual Report on Form 10-K for the year ended June 30, 2026. As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries. Dollars are presented in millions, except per share amounts or as otherwise noted. The term "year" and references to specific years refer to the applicable fiscal year. For a discussion comparing the year ended 2025 to the year ended 2024, refer to Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended June 30, 2025.
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
•uncertainties surrounding timing, successful completion or integration of acquisitions and similar transactions, including the pending acquisition of CIRCOR Aerospace, and the integration of FGC and Curtis;
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
•changes in the tax laws in the United States and foreign jurisdictions and judicial or regulatory interpretations thereof; and
•large-scale disasters, such as floods, earthquakes, hurricanes, industrial accidents and pandemics.
The Company makes these statements as of the date of the filing of this Annual Report on Form 10-K for the year ended June 30, 2026 and undertakes no obligation to update them unless otherwise required by law.
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

Over the long term, the extent to which our business and results of operations will be impacted by global economic and political uncertainty and geopolitical risks depends on future developments that remain uncertain. In particular, the tariff environment continues to be dynamic. In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") on goods imported into the U.S. were unauthorized. During the fourth quarter of fiscal 2026, the Company recognized a reduction to cost of sales of $84 million related to IEEPA tariff refunds received from the U.S. government. We have applied for additional refunds under the same program, though for lesser amounts. No receivable has been recorded for these additional refunds as the amount and timing remain uncertain. We will continue to monitor the global environment and manage our business with the goal to minimize unfavorable impacts on operations and financial results.
Consolidated Results
The following discussion and accompanying table provide an analysis of our operating performance for 2026 and 2025, with selected Consolidated Statements of Income line items expressed as a percentage of revenue to enhance comparability between periods.

For the years ended June 30,	2026	2025
Net sales	$21,499	$19,850
Gross profit margin	37.7%	36.9%
Selling, general and administrative expenses	$3,468	$3,255
Selling, general and administrative expenses, as a percent of sales	16.1%	16.4%
Interest expense	$401	$409
Other expense (income), net	(330)	(456)
Effective tax rate	20.0%	14.0%
Net income attributable to common shareholders	$3,648	$3,531
Net Sales
Throughout this discussion, both reported sales growth, determined in accordance with U.S. GAAP, and organic sales growth, a non-GAAP measure, are presented. Organic sales growth represents the percentage change in net sales adjusted to exclude the effects of acquisitions and divestitures for the twelve-month period following their completion, as well as the impact of changes in currency exchange rates. Management believes these adjustments provide management and investors with additional insight into underlying sales trends and facilitate meaningful period-to-period comparisons of operating performance. References to organic sales in this discussion reflect this measure and are presented as a percentage increase or decrease relative to the comparable prior-year period. Total Company net sales changed as follows:

2026
Reported sales growth	8.3%
Less: currency	1.2%
Less: divestitures	(0.7)%
Less: acquisitions	1.2%
Organic sales growth	6.6%
Net sales in 2026 increased by $1,649 million, or 8.3%, compared to 2025, which was primarily driven by organic growth in both segments. Acquisitions net of divestitures increased sales by approximately $91 million in 2026. These changes are discussed in more detail within the business segment results section below.
Gross Profit Margin
Gross profit margin is calculated as net sales less cost of sales, divided by net sales, and increased in 2026 primarily due to higher margins in both segments primarily driven by sales volume, partially offset by unfavorable product mix and increased material costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in 2026 compared to 2025 primarily due to higher stock-based compensation expense, acquisition-related expenses, research and development expenses, and intangible asset amortization.

Interest Expense
Interest expense in 2026 decreased compared to 2025 primarily due to lower average rates on commercial paper borrowings.
Other Expense (Income), Net

For the years ended June 30,	2026	2025
Foreign currency transaction loss (gain)	$(31)	$46
Income related to equity method investments	(218)	(178)
Non-service components of retirement benefit cost (income)	(64)	(51)
Gain on sale of businesses(1)	(9)	(253)
Interest income	(14)	(11)
Insurance-related charges (recoveries)	(23)	8
Other items, net	29	(17)
Total other expense (income), net	$(330)	$(456)

(1) For further discussion of the gain on sale of businesses refer to Note 3 to the consolidated financial statements.
Income Taxes
The effective tax rate in 2026 was lower than the U.S. Federal statutory rate of 21% due to share-based compensation, foreign-derived intangible income and U.S. Federal income tax credits, which were partially offset by U.S. state and local taxes and tax effects in foreign jurisdictions.
The effective tax rate in 2025 was lower than the U.S. Federal statutory rate of 21% due to tax benefits from the release of a foreign valuation allowance, share-based compensation, foreign-derived intangible income and a tax benefit from a lower taxable gain on divestitures than gain under GAAP, which were partially offset by U.S. state and local taxes and taxes related to international activities.
Refer to Note 5 to the consolidated financial statements for a further reconciliation of the U.S. federal statutory tax rate to our effective tax rate.
Business Segment Results
The following segment information is presented on a basis that is consistent with the manner in which the Company's various businesses are managed for internal review and decision-making.

For the years ended June 30,	2026	2025
Net sales
Diversified Industrial	$14,438	$13,665
Aerospace Systems	7,061	6,185
Total net sales	$21,499	$19,850
Segment operating income
Diversified Industrial	$3,440	$3,120
Aerospace Systems	1,833	1,441
Total segment operating income	5,273	4,561
Corporate general and administrative expenses	205	214
Income before interest expense and other expense (income), net	5,068	4,347
Interest expense	401	409
Other expense (income), net	104	(169)
Income before income taxes	$4,563	$4,107
The following segment discussions include information relating to backlog for each segment. Backlog consists of written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. The dollar value of backlog is equal to the amount that is expected to be billed to the customer and reported as a sale.

Diversified Industrial

For the years ended June 30,	2026	2025
North America businesses
Net sales	$8,392	$8,134
Segment operating income	2,041	1,891
Segment operating margin	24.3%	23.2%
International businesses
Net sales	6,046	5,531
Segment operating income	1,399	1,229
Segment operating margin	23.1%	22.2%
Total Diversified Industrial
Net sales	14,438	13,665
Segment operating income	3,440	3,120
Segment operating margin	23.8%	22.8%
Net Sales
The Diversified Industrial Segment operations experienced the following percentage changes in net sales:

	2026
	North America	International	Total
Reported sales growth	3.2%	9.3%	5.7%
Less: currency	0.4%	3.4%	1.7%
Less: divestitures	(1.8)%	—%	(1.1)%
Less: acquisitions	1.5%	2.0%	1.7%
Organic sales growth	3.1%	3.9%	3.4%
Diversified Industrial Segment net sales in 2026 increased $773 million, or 5.7%, from 2025. Lost sales from the divestment of the composites and fuel containment ("CFC") and non-core filtration businesses in 2025 decreased sales by approximately $146 million. The effect of the Curtis acquisition increased sales by approximately $237 million. Organic sales growth relating to our North American businesses in 2026 increased by 3.1%, or $252 million, from 2025, driven by demand within the in-plant and industrial equipment, aerospace and defense, and off-highway markets, partially offset by lower demand within the transportation market. Organic sales growth within our international businesses in 2026 increased by 3.9%, or $218 million, from prior-year levels primarily due to higher sales in the Asia Pacific region, where we experienced higher demand within the electronics and semiconductor and in-plant and industrial equipment markets, partially offset by lower demand within the transportation market.
Segment Operating Margin
Diversified Industrial segment operating margin increased by 100 basis points in 2026 compared to 2025. Within the North America businesses, segment operating margin increased by 110 basis points in 2026 compared to 2025, primarily driven by favorable pricing and benefits from prior year divestitures, partially offset by unfavorable product mix, increased material costs and higher intangible amortization. Within the International businesses, segment operating margin increased by 90 basis points in 2026 compared to 2025, primarily driven by favorable mix and pricing, partially offset by higher business realignment charges.
We expect to incur approximately $90 million in business realignment charges in fiscal 2027. In addition, we expect to incur approximately $25 million in acquisition integration charges. Continually changing business conditions could impact the ultimate costs we incur.
Backlog

June 30,	2026	2025
Backlog	$4,332	$3,655
Diversified Industrial Segment backlog increased in 2026 primarily due to orders exceeding shipments in both the North America and International businesses.

Aerospace Systems

For the years ended June 30,	2026	2025
Net sales	$7,061	$6,185
Segment operating income	$1,833	$1,441
Segment operating margin	26.0%	23.3%
Net Sales
The Aerospace Systems Segment operations experienced the following percentage changes in net sales:

2026
Reported sales growth	14.2%
Less: currency	0.8%
Organic sales growth	13.4%
Aerospace Systems Segment sales increased compared to prior-year due to higher volume across all market segments, especially in the commercial OEM and aftermarket market segments.
Segment Operating Margin
Aerospace Systems segment operating margin increased by 270 basis points in 2026 compared to 2025, primarily driven by higher sales volume, partially offset by unfavorable mix. Aftermarket profitability and benefits from cost containment initiatives also contributed to the increase in margins, to a lesser extent.
Backlog

June 30,	2026	2025
Backlog	$8,498	$7,389
Aerospace Systems Segment backlog increased in 2026 primarily due to orders exceeding shipments in all market segments, especially in the commercial OEM and aftermarket market segments.
Corporate General and Administrative Expenses

For the years ended June 30,	2026	2025
Corporate general and administrative expense	$205	$214
Corporate general and administrative expense, as a percent of sales	1.0%	1.1%
Corporate general and administrative expenses primarily included salaries, benefits and incentive compensation expense, professional service fees, information technology, charitable contributions and other discretionary spending.
Other Expense (Income), Net

For the years ended June 30,	2026	2025
Foreign currency transaction (gain) loss	$(31)	$46
Stock-based compensation expense	179	97
Non-service components of retirement benefit cost (income)	(64)	(51)
Acquisition-related expenses	30	—
Gain on sale of businesses(1)	(9)	(253)
Interest income	(14)	(11)
Insurance-related charges (recoveries)	(23)	8
Other items, net	36	(5)
Total other expense (income), net	$104	$(169)

(1) For further discussion of the gain on sale of businesses refer to Note 3 to the consolidated financial statements.

Liquidity And Capital Resources
We believe that we are great generators and deployers of cash. We assess our liquidity in terms of our ability to generate cash to fund our operations and meet our strategic capital deployment objectives, which include the following:
•Investing in organic growth and productivity
•Continuing our record annual dividend increases
•Strategic acquisitions that strengthen our portfolio
•Share repurchases, including repurchases under the 10b5-1 share repurchase program
We expect that our cash and cash equivalents, cash flows from operations, availability under our commercial paper program, and access to capital markets will be sufficient to meet our liquidity needs for the next twelve months and the foreseeable future.
At June 30, 2026, we had cash and cash equivalents totaling $501 million, of which $482 million was held by our foreign subsidiaries. We intend to repatriate certain foreign earnings, which may result in non-federal U.S. or foreign tax liabilities. All other undistributed foreign earnings are considered to be permanently reinvested.
Cash Flows
A summary of cash flows follows:

For the years ended June 30,	2026	2025	Change
Cash provided by (used in):
Operating activities	$4,364	$3,776	$588
Investing activities	(1,390)	224	(1,614)
Financing activities	(2,934)	(3,977)	1,043
Effect of exchange rates	(6)	22	(28)
Net increase (decrease) in cash and cash equivalents	$34	$45	$(11)
Net cash provided by operating activities increased $588 million in 2026 compared to 2025. The increase was primarily driven by higher net income adjusted for non-cash items (including depreciation, amortization, stock-based compensation expense, deferred income taxes and gains on sale of businesses), which more than offset the increased working capital requirements, specifically within inventory and accounts receivable. We continue to focus on managing inventory and other working capital requirements.
•Days sales outstanding relating to trade receivables for the Company was 50 days in 2026 and 51 days in 2025.
•Days supply of inventory on hand was 86 days in 2026 and 82 days in 2025.
Net cash (used in) provided by investing activities decreased by $1,614 million in 2026 compared to 2025. The decrease was primarily attributable to $1.0 billion in cash used for the Curtis acquisition and lower proceeds from sale of businesses in 2026. Proceeds from sale of businesses in 2025 included net proceeds of $621 million related to the divestitures of the composites and fuel containment business and the non-core filtration business.
Net cash used in financing activities in 2026 and 2025 were impacted by the following factors:
•Net commercial paper repayments of $736 million in 2026 compared to $374 million in 2025.
•During 2025, we made principal payments of $490 million on our term loan facility and $500 million in connection with the maturity of medium-term notes. Additionally, we issued €700 million aggregate principal amount of 2.90% Senior Notes due 2030, the proceeds of which were used to repay the €700 million aggregate principal amount of 1.125% Senior Notes due 2025. There were no comparable transactions during 2026.
•Repurchases under our share repurchase program amounted to 1.2 million common shares for $1.0 billion during 2026 compared to repurchases of 2.5 million common shares for $1.6 billion during 2025.

Debt
To fund short-term liquidity needs, we utilize a commercial paper program that is supported by our revolving credit agreement.
During 2026, we amended our revolving credit agreement to increase the total line of credit to $3.75 billion, and authorized a corresponding increase in the commercial paper program size to $3.75 billion. The revolving credit agreement expires in June 2028; however, we have the right to request a one-year extension of the expiration date. Advances from the revolving credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. Issuances of commercial paper reduce the amount of credit available under the revolving credit agreement. As of June 30, 2026, there were no borrowings outstanding under the revolving credit agreement, and commercial paper notes outstanding were $1.0 billion. Taking into account outstanding commercial paper notes, $2.7 billion was available for borrowing under the revolving credit agreement as of June 30, 2026.
During 2026, we entered into a 364-Day Term Loan Agreement and a Three-Year Term Loan Agreement, which provide for senior unsecured delayed draw term loan facilities in aggregate principal amounts of $5.25 billion and $2.50 billion, respectively (together, the “Credit Facilities”). The Credit Facilities mature 364 days and three years, respectively, following August 13, 2026. As of June 30, 2026, we had not borrowed any funds under the Credit Facilities. Subsequent to June 30, 2026, to finance the FGC acquisition, the Company borrowed the full $7.75 billion aggregate amount available under the Credit Facilities. The Company intends to repay a portion of these borrowings with cash on hand and refinance the remaining borrowings with long-term debt.
We primarily utilize unsecured medium-term notes and senior notes to meet our financing needs and we expect to continue to borrow funds at reasonable rates over the long term.
Our credit agreements and indentures governing certain debt securities contain various covenants. Violation of these covenants would limit or preclude the use of the credit agreements for future borrowings or could accelerate the maturity of the related outstanding borrowings. Based on our rating level at June 30, 2026, the most restrictive financial covenant requires that the ratio of debt to debt-shareholders' equity not exceed 0.65 to 1.0. As of June 30, 2026, we are in compliance with all covenants, with a ratio of 0.36 to 1.0. While the incurrence of additional debt in connection with the FGC acquisition and the potential incurrence of additional debt in connection with the acquisition of CIRCOR Aerospace has raised and may raise the Company's debt levels and interest expense, we expect to remain in compliance with all covenants set forth in our credit agreements and indentures.
Our goal is to maintain an investment-grade credit profile. The rating agencies periodically update our credit ratings as events occur. At June 30, 2026, the long-term credit ratings assigned to our senior debt securities were as follows:

Fitch Ratings	A-
Moody's Investor Services, Inc.	A3
Standard & Poor's	BBB+
Refer to the cash flows from financing activities section and Note 10 to the consolidated financial statements for further discussion.
Capital Expenditures
We are targeting 2.5% of sales for capital expenditures for fiscal 2027 and have an annual long-term target of 2.0%. We will continue to prioritize capital expenditures related to safety, productivity and strategic investments.
Dividends
Cash dividends have been paid for 304 consecutive quarters, including a yearly increase in dividends for the last 70 years. The current annual dividend rate is $8.00 per common share.
Share Repurchases
On August 21, 2025, the Board of Directors approved an update to the number of shares available under our previous share repurchase authorization so that the aggregate number of shares available for repurchase as of such date was 20.0 million. There is no limitation on the number of shares that can be repurchased in a year and there is no expiration date for the program. As of June 30, 2026, 18.8 million shares remained available under the repurchase authorization. Refer to Note 13 to the consolidated financial statements for further discussion.
Strategic Acquisitions and Divestitures
Acquisitions will be considered from time to time to the extent there is a strong strategic fit, while at the same time maintaining our strong financial position. In addition, we will continue to assess our existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for Parker.
On September 18, 2025, we completed the acquisition of Curtis, for approximately $1.0 billion, net of cash acquired. On August 13, 2026, we completed the FGC acquisition from Madison Industries for the cash purchase price of $9.25 billion. On May 21, 2026, the Company announced that it entered into a definitive agreement to acquire CIRCOR Aerospace for approximately $2.55 billion in cash. The pending transaction is subject to customary closing conditions, including receipt of applicable regulatory approvals, and is expected to close in the second half of calendar year 2026. We expect to fund the acquisition of CIRCOR Aerospace with a combination of new debt and cash. Refer to Notes 3 and 20 to the consolidated financial statements for further discussion.
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
The Company performed its fiscal 2026 annual goodwill impairment test as of January 1 for each of its five reporting units. The results of this test indicated the fair value substantially exceeded carrying value for all reporting units. We continually monitor our reporting units for impairment indicators and update assumptions used in the most recent calculation of a reporting unit's fair value as appropriate.
Long-lived assets held for use, which primarily includes finite-lived intangible assets and property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. During 2026, the Company did not record any material impairments related to long-lived assets.
Pensions
The annual net periodic benefit cost (credit) and benefit obligations related to the Company's defined benefit plans are determined on an actuarial basis. This determination requires critical assumptions regarding the discount rate, long-term rate of return on plan assets, increases in compensation levels and amortization periods for actuarial gains and losses. Assumptions are determined based on Company data and appropriate market indicators and are evaluated each year as of the plans' measurement date. Changes in the assumptions or actual experience that differs from the assumptions could result in a material change in the annual net periodic benefit cost (credit) and benefit obligations reported in the financial statements. Based on the assumptions selected at the June 30, 2026 measurement date, the Company expects to record a net periodic benefit credit of approximately $48 million in 2027 for all defined benefit plans.
For the Company's domestic qualified defined benefit plan, our largest plan, a 50 basis point change in the assumed long-term rate of return on plan assets is estimated to have an $16 million effect on annual pension expense and a 50 basis point decrease in the discount rate is estimated to increase annual pension expense by $4 million.
Net actuarial gains and losses are recorded in accumulated other comprehensive loss and are subject to amortization and will affect earnings in the future. Further information on pensions is provided in Note 12 to the consolidated financial statements.
Business Combinations
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

Income Taxes
Significant judgment is required in determining the Company's income tax expense and in evaluating tax positions. Deferred income tax assets and liabilities have been recorded for the differences between the financial accounting and income tax basis of assets and liabilities. Factors considered by the Company in determining the probability of realizing deferred income tax assets include forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. The Company reviews its tax positions on a regular basis and adjusts the balances as new information becomes available. For those tax positions where it is more likely than not that a tax benefit will be sustained, the largest amount of tax benefit with a greater than 50% likelihood of being realized upon examination by a taxing authority that has full knowledge of all relevant information will be recorded. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements. Further information on income taxes is provided in Note 5 to the consolidated financial statements.
Loss Contingencies
The Company has a number of loss exposures incurred in the ordinary course of business such as environmental claims, product liability and litigation reserves. Establishing loss accruals for these matters requires management's estimate and judgment with regard to risk exposure and ultimate liability or realization. We review these loss accruals periodically and make adjustments to reflect the most recent facts and circumstances.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 1 to the consolidated financial statements.
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
Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Further information on the fair value of these contracts is provided in Note 16 to the consolidated financial statements. Derivatives that are not designated as hedges are adjusted to fair value by recording gains and losses through the Consolidated Statements of Income. Derivatives that are designated as hedges are adjusted to fair value by recording gains and losses through accumulated other comprehensive loss in the Consolidated Balance Sheets until the hedged item is recognized in earnings. For cross-currency swaps measured using the spot method, the periodic interest settlements are recognized directly in earnings through interest expense. The translation of the foreign currency denominated debt that has been designated as a net investment hedge is recorded in accumulated other comprehensive loss and remains there until the underlying net investment is sold or substantially liquidated. A 10% change in foreign exchange rates related to our forward exchange contracts as of June 30, 2026, would affect earnings by approximately $131 million. A majority of the impact would be offset by changes in value from the remeasurement of the underlying items being hedged. Collectively, the forward exchange contracts and their associated hedged items do not create material market risk.
The Company's debt portfolio contains variable rate debt, consisting of commercial paper, inherently exposing the Company to interest rate risk. The Company's objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting its exposure to changes in near-term interest rates. A 100 basis point increase in near-term interest rates would increase annual interest expense on variable rate debt, consisting of commercial paper borrowings as of June 30, 2026, by approximately $10 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Parker-Hannifin Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Parker-Hannifin Corporation and subsidiaries (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of income, comprehensive income, cash flows, and equity, for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Curtis Instruments, Inc. (“Curtis”), which was acquired on September 18, 2025, and whose financial statements constitute approximately 4% of total assets and 1% of net sales of the consolidated financial statement amounts as of and for the year ended June 30, 2026. Accordingly, our audit did not include the internal control over financial reporting at Curtis.
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
/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
August 21, 2026

We have served as the Company's auditor since 2008.

Consolidated Statements of Income
(In millions, except per share data)

For the years ended June 30,	2026	2025	2024
Net sales	$21,499	$19,850	$19,930
Cost of sales	13,397	12,535	12,802
Selling, general and administrative expenses	3,468	3,255	3,315
Interest expense	401	409	506
Other expense (income), net	(330)	(456)	(288)
Income before income taxes	4,563	4,107	3,595
Income taxes	914	575	750
Net income	3,649	3,532	2,845
Less: Noncontrolling interest in subsidiaries' earnings	1	1	1
Net income attributable to common shareholders	$3,648	$3,531	$2,844

Earnings per share attributable to common shareholders:
Basic	$28.89	$27.52	$22.13
Diluted	$28.48	$27.12	$21.84

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income
(In millions)

For the years ended June 30,	2026	2025	2024
Net income	$3,649	$3,532	$2,845
Less: Noncontrolling interests in subsidiaries' earnings	1	1	1
Net income attributable to common shareholders	3,648	3,531	2,844

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment and other	(76)	413	(168)
Retirement benefits plan activity	156	142	23
Other comprehensive income (loss) attributable to common shareholders	80	555	(145)
Total comprehensive income attributable to common shareholders	$3,728	$4,086	$2,699

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
(In millions, except par value)

June 30,	2026	2025
Assets
Current assets:
Cash and cash equivalents	$501	$467
Trade accounts receivable, net of allowances of $7 and $10	3,170	2,910
Non-trade and notes receivable	303	318
Inventories	3,166	2,839
Prepaid expenses	355	263
Other current assets	200	153
Total current assets	7,695	6,950
Property, plant and equipment, net of accumulated depreciation of $4,625 and $4,480	3,020	2,937
Deferred income taxes	238	270
Other long-term assets	1,535	1,269
Intangible assets, net	7,280	7,374
Goodwill	11,109	10,694
Total assets	$30,877	$29,494

Liabilities and equity
Current liabilities:
Notes payable and long-term debt payable within one year	$1,754	$1,791
Accounts payable, trade	2,439	2,126
Accrued payrolls and other compensation	658	587
Other current liabilities	1,245	1,315
Total current liabilities	6,096	5,819
Long-term debt	6,766	7,494
Pensions and other postretirement benefits	224	267
Deferred income taxes	1,630	1,490
Other long-term liabilities	748	733
Total liabilities	15,464	15,803
Equity
Shareholders' equity:
Serial preferred stock, $.50 par value, authorized 3.0 shares; none issued	—	—
Common stock, $.50 par value, authorized 600.0 shares; issued 181.0 shares	91	91
Additional paid-in capital	818	194
Retained earnings	24,487	21,775
Accumulated other comprehensive loss	(803)	(883)
Treasury shares at cost: 55.0 shares and 54.4 shares	(9,189)	(7,495)
Total shareholders' equity	15,404	13,682
Noncontrolling interests	9	9
Total equity	15,413	13,691
Total liabilities and equity	$30,877	$29,494

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
(In millions)

For the years ended June 30,	2026	2025	2024
Cash flows from operating activities
Net income	$3,649	$3,532	$2,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	353	354	349
Amortization	584	553	578
Stock-based compensation expense	179	159	155
Deferred income taxes	(4)	(304)	32
Pensions and other postretirement benefits, net	(68)	(152)	(180)
Gain on sale of businesses	(9)	(253)	(24)
Other, net	(24)	40	(6)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable, net	(114)	6	(85)
Inventories	(272)	(94)	101
Other assets	(71)	15	(64)
Accounts payable, trade	290	119	(44)
Other liabilities	10	(134)	(133)
Income taxes	(139)	(65)	(140)
Net cash provided by operating activities	4,364	3,776	3,384
Cash flows from investing activities
Acquisitions, net of cash acquired	(1,014)	—	—
Capital expenditures	(459)	(435)	(400)
Proceeds from sale of property, plant and equipment	40	32	9
Proceeds from sale of businesses	16	623	78
Other, net	27	4	15
Net cash provided by (used in) investing activities	(1,390)	224	(298)
Cash flows from financing activities
Payments for common shares	(1,262)	(1,766)	(332)
Proceeds from (payments for) notes payable, net	(736)	(364)	359
Proceeds from long-term borrowings	23	751	24
Payments for long-term borrowings	(24)	(1,741)	(2,385)
Dividends paid	(936)	(861)	(782)
Other, net	1	4	1
Net cash used in financing activities	(2,934)	(3,977)	(3,115)
Effect of exchange rate changes on cash	(6)	22	(24)
Net increase (decrease) in cash and cash equivalents	34	45	(53)
Cash and cash equivalents at beginning of year	467	422	475
Cash and cash equivalents at end of year	$501	$467	$422

Supplemental cash flow data:
Cash paid during the year for:
Interest	$385	$384	$491
Income taxes and related interest, penalties and purchased credits, net of refunds	1,064	927	852

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Equity
(In millions, except per-share data)

	Parker-Hannifin Corporation Shareholders' Equity
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interests	Total
Balance June 30, 2023	128.4	$91	$305	$17,042	$(1,293)	$(5,818)	$11	$10,338
Net income	—	—	—	2,844	—	—	1	2,845
Other comprehensive loss	—	—	—	—	(145)	—	—	(145)
Dividends paid ($6.07 per share)	—	—	—	(781)	—	—	(1)	(782)
Stock incentive plan activity	0.6	—	(41)	—	—	68	—	27
Other	—	—	—	—	—	—	(2)	(2)
Shares purchased at cost	(0.4)	—	—	—	—	(200)	—	(200)
Balance June 30, 2024	128.6	$91	$264	$19,105	$(1,438)	$(5,950)	$9	$12,081
Net income	—	—	—	3,531	—	—	1	3,532
Other comprehensive income	—	—	—	—	555	—	—	555
Dividends paid ($6.69 per share)	—	—	—	(861)	—	—	—	(861)
Stock incentive plan activity	0.6	—	(70)	—	—	68	—	(2)
Other	—	—	—	—	—	—	(1)	(1)
Shares purchased at cost, including excise tax	(2.5)	—	—	—	—	(1,613)	—	(1,613)
Balance June 30, 2025	126.7	$91	$194	$21,775	$(883)	$(7,495)	$9	$13,691
Net income	—	—	—	3,648	—	—	1	3,649
Other comprehensive income	—	—	—	—	80	—	—	80
Dividends paid ($7.40 per share)	—	—	—	(936)	—	—	—	(936)
Stock incentive plan activity[1]	0.6	—	624	—	—	(689)	—	(65)
Other	—	—	—	—	—	—	(1)	(1)
Shares purchased at cost, including excise tax	(1.2)	—	—	—	—	(1,005)	—	(1,005)
Balance June 30, 2026	126.1	$91	$818	$24,487	$(803)	$(9,189)	$9	$15,413

(1) In 2026, the Company recorded a $578 million reclassification between Treasury Shares and Additional Paid-in Capital to correct the historical accounting for shares withheld for taxes related to equity compensation issuances. The Company concluded the out-of-period adjustment was not material to the current period or any prior periods.

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
(Dollars in millions, except per share amounts or as otherwise noted)
The term "year" and references to specific years refer to the applicable fiscal years.
Note 1. Significant Accounting Policies
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
Due to our diverse group of customers throughout the world, we do not consider ourselves exposed to any concentration of credit risks.
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
Trade Accounts Receivable, Net
Trade accounts receivable are initially recorded at their net collectible amount and are generally recorded at the time the revenue from the sales transaction is recorded. We evaluate the collectibility of our receivables based on historical experience and current and forecasted economic conditions based on management's judgment. Additionally, receivables are written off to bad debt when management makes a final determination of uncollectibility. Refer to the Consolidated Balance Sheets for more information.
Non-Trade and Notes Receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheets is comprised of the following components:

June 30,	2026	2025
Notes receivable	$60	$84
Accounts receivable, other	243	234
Total	$303	$318

Property, Plant and Equipment and Depreciation
Property, plant and equipment are recorded at cost and are depreciated principally using the straight-line method for financial reporting purposes. Depreciation rates are based on estimated useful lives of the assets, generally 40 years for buildings, 15 years for land improvements and building equipment, seven to 10 years for machinery and equipment, and three to eight years for vehicles and office equipment. Improvements, which extend the useful life of property, are capitalized. Maintenance and repairs are expensed. We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in current income.

The property, plant and equipment, net caption in the Consolidated Balance Sheets is comprised of the following components:

June 30,	2026	2025
Land and land improvements	$424	$411
Buildings and building equipment	2,254	2,241
Machinery and equipment	4,582	4,432
Construction in progress	385	333
Total property, plant and equipment	7,645	7,417
Less accumulated depreciation	4,625	4,480
Property, plant and equipment, net	$3,020	$2,937
Investments in Joint Ventures
Investments in joint venture companies in which ownership is 50% or less and in which the Company does not have operating control are accounted for under the equity method of accounting and are included in other long-term assets on the Consolidated Balance Sheets. Equity method investments amounted to $282 million and $280 million at June 30, 2026 and 2025, respectively. A significant portion of the underlying net assets of the joint ventures are related to goodwill. Refer to Note 19 for further discussion.
Intangible Assets
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
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. The effects of these translation adjustments, as well as gains and losses from certain hedging and intercompany transactions, are reported in accumulated other comprehensive loss. Such adjustments will affect net income only upon sale or liquidation of the underlying foreign investments. Exchange (gains) losses from transactions in a currency other than the local currency of the entity involved are included within other expense (income), net in the Consolidated Statements of Income. Refer to Note 19 for further discussion.
Business Combinations
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
Recent Accounting Pronouncements
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
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which enhances the disclosure requirements for income taxes primarily related to the rate reconciliation and income taxes paid information. The amendments are effective for fiscal years beginning after December 15, 2024. The Company adopted the standard on a prospective basis for the fiscal year ended June 30, 2026. The required disclosures are included in Note 5.
Note 2. Revenue Recognition
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
Diversified Industrial Segment revenues by technology platform:

For the years ended June 30,	2026	2025	2024
Motion Systems	$3,580	$3,341	$3,706
Flow and Process Control	4,810	4,518	4,673
Filtration and Engineered Materials	6,048	5,806	6,079
Total	$14,438	$13,665	$14,458
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
Aerospace Systems Segment revenues by market segment:

For the years ended June 30,	2026	2025	2024
Commercial OEM	$2,330	$1,915	$1,779
Commercial aftermarket	2,523	2,214	1,814
Defense OEM	1,271	1,138	1,125
Defense aftermarket	937	918	754
Total	$7,061	$6,185	$5,472
Total revenues by geographic region based on the Company's selling operation's location:

For the years ended June 30,	2026	2025	2024
North America	$14,386	$13,406	$13,512
EMEA	4,178	3,862	3,916
Asia Pacific	2,711	2,364	2,278
Latin America	224	218	224
Total	$21,499	$19,850	$19,930
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

Total contract assets and contract liabilities are as follows:

June 30,	2026	2025
Contract assets, current (included within other current assets)	$196	$149
Contract assets, noncurrent (included within other long-term assets)	15	16
Total contract assets	211	165
Contract liabilities, current (included within other current liabilities)	(192)	(211)
Contract liabilities, noncurrent (included within other long-term liabilities)	(95)	(71)
Total contract liabilities	(287)	(282)
Net contract liabilities	$(76)	$(117)
Net contract liabilities at June 30, 2026 decreased from the prior year amount due to timing differences between when revenue was recognized and the receipt of advance payments. During 2026, approximately $167 million of revenue was recognized that was included in the contract liabilities at June 30, 2025.
Remaining Performance Obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at June 30, 2026 was $12.8 billion, of which approximately 70% is expected to be recognized as revenue within the next 12 months and the balance thereafter.
Note 3. Acquisitions and Divestitures
Acquisitions
CIRCOR Aerospace
On May 21, 2026, the Company announced that it entered into a definitive agreement to acquire CIRCOR Aerospace for approximately $2.55 billion in cash. CIRCOR Aerospace designs, manufactures and supports highly engineered and proprietary flight-critical motion and flow control products for commercial aircraft and defense applications and is complementary to Parker’s existing aerospace and defense product lines. The transaction is subject to customary closing conditions, including receipt of applicable regulatory approvals, and is expected to close in the second half of calendar year 2026.
Filtration Group Corporation
On November 11, 2025, the Company announced that it entered into a definitive agreement to acquire FGC from Madison Industries for the cash purchase price of $9.25 billion. FGC is a global provider of proprietary and complementary filtration technologies for critical applications across the life sciences, HVAC and refrigeration, and in-plant and industrial market verticals. We completed the acquisition of FGC on August 13, 2026. Refer to Note 20 for additional information.
Curtis Instruments, Inc.
On September 18, 2025, we acquired all outstanding stock of Curtis from Rehlko, for approximately $1.0 billion, net of cash acquired. Curtis designs and manufactures motor speed controllers, instrumentation, power conversion and input devices that complement Parker’s capabilities in electric and hybrid vehicle motors and controls, as well as hydraulic and pneumatic technologies for the mobile machinery market. For segment reporting purposes, Curtis is included within the Diversified Industrial Segment.
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

	September 18, 2025 (previously reported)	Measurement Period Adjustments	September 18, 2025 (revised)
Cash and cash equivalents	$53	$—	$53
Accounts receivable	38	—	38
Inventories	82	(8)	74
Prepaid expenses	5	(1)	4
Intangible assets	551	—	551
Property, plant and equipment	54	(1)	53
Other long-term assets	20	3	23
Accounts payable, trade	(32)	—	(32)
Other current liabilities	(19)	(3)	(22)
Deferred income taxes	(139)	—	(139)
Other long-term liabilities	(20)	(4)	(24)
Net assets acquired	593	(14)	579
Goodwill	472	14	486
Total purchase price	$1,065	$—	$1,065
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
Our Consolidated Statements of Income for 2026 include the results of operations of Curtis from the date of acquisition. Net sales attributable to Curtis during this period were $237 million and segment operating results were immaterial.
Unaudited pro forma financial information is not provided, as the impact of the acquisition did not have a material effect on the Company's consolidated financial statements.
Acquisition-related Costs
Acquisition-related costs totaled $41 million in 2026, of which $11 million represented amortization expense related to the step-up in inventory to fair value resulting from the Curtis acquisition. These costs are included in selling, general and administrative expenses and cost of sales, respectively, in the Consolidated Statements of Income.
Divestitures
We continually assess our existing businesses and may divest those that are not considered to be a good long-term strategic fit for the Company. There were no significant divestitures completed during 2026.
During November 2024, we divested our CFC business within the North America businesses of the Diversified Industrial Segment, which was acquired in the acquisition of Meggitt, for net proceeds of $555 million. The resulting pre-tax gain of $241 million is included in other expense (income), net in the Consolidated Statements of Income. The operating results and net assets of this business were immaterial to the Company's consolidated results of operations and financial position.
During November 2024, we divested a non-core filtration business within the North America businesses of the Diversified Industrial Segment for proceeds of $66 million. The resulting pre-tax gain of $11 million is included in other expense (income), net in the Consolidated Statements of Income. The operating results and net assets of this business were immaterial to the Company's consolidated results of operations and financial position.
During December 2023, we divested our Filter Resources business, which was part of the Diversified Industrial Segment, for proceeds of $37 million. The resulting pre-tax gain of $12 million is included in other expense (income), net in the Consolidated Statements of Income. The operating results and net assets of the Filter Resources business were immaterial to the Company's consolidated results of operations and financial position.

During September 2023, we divested the MicroStrain sensing systems business, which was part of the Diversified Industrial Segment, for proceeds of $37 million. The resulting pre-tax gain of $13 million is included in other expense (income), net in the Consolidated Statements of Income. The operating results and net assets of the MicroStrain sensing systems business were immaterial to the Company's consolidated results of operations and financial position.
Note 4. Business Realignment
The Company incurred business realignment charges in 2026, 2025 and 2024. Business realignment charges included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. In 2026, 2025 and 2024, a majority of the business realignment charges were incurred in EMEA. We believe the realignment actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges by business segment are as follows:

For the years ended June 30,	2026	2025	2024
Diversified Industrial	$71	$53	$51
Aerospace Systems	1	—	—
Corporate general and administrative expenses	—	1	—
Other expense (income), net	—	2	2
The business realignment charges are presented in the Consolidated Statements of Income as follows:

For the years ended June 30,	2026	2025	2024
Cost of sales	$43	$31	$30
Selling, general and administrative expenses	29	23	21
Other expense (income), net	—	2	2
During 2026, approximately $66 million in payments were made relating to business realignment charges. Remaining payments related to current-year and prior-year business realignment actions of approximately $32 million, a majority of which are expected to be paid by March 31, 2027, are primarily reflected within the accrued payrolls and other compensation and other current liabilities captions in the Consolidated Balance Sheets. Additional charges may be recognized in future periods related to the business realignment actions described above, the timing and amount of which are not known at this time.
Note 5. Income Taxes
Provision for Income Taxes
Income before income taxes was derived from the following sources:

For the years ended June 30,	2026	2025	2024
United States	$2,891	$2,514	$2,120
Foreign	1,672	1,593	1,475
Total	$4,563	$4,107	$3,595

Income tax expense (benefit) consisted of the following:

For the years ended June 30,	2026	2025	2024
Current:
Federal	$415	$424	$328
State and local	76	81	34
Foreign	427	374	356
Total	918	879	718
Deferred:
Federal	26	(98)	11
State and local	(11)	(52)	6
Foreign	(19)	(154)	15
Total	(4)	(304)	32
Total expense (benefit)	$914	$575	$750
Effective Tax Rate
Reconciliation of the statutory federal income tax rate to the effective income tax rate after the adoption of ASU 2023-09 follows:

	2026
For the year ended June 30,	Amount	Percent
Statutory federal income tax	$958	21.0%
State and local income taxes net of federal benefit (1)	51	1.1
Foreign tax effects	48	1.0
Effect of cross-border tax laws:
Foreign derived intangible income deduction	(50)	(1.1)
Other	(2)	0.0
Tax credits	(39)	(0.9)
Changes in valuation allowances	(1)	0.0
Nontaxable or nondeductible items:
Share-based compensation	(72)	(1.6)
Other	7	0.2
Worldwide changes in unrecognized tax benefits	6	0.1
Other reconciling items	8	0.2
Total expense (benefit) and effective rate	$914	20.0%

(1) State taxes in California, Connecticut, Illinois, and Minnesota comprised greater than 50% of the tax effect in this category.
Reconciliation of the statutory federal income tax rate to the effective income tax rate prior to the adoption of ASU 2023-09 follows:

For the years ended June 30,	2025	2024
Statutory federal income tax rate	21.0%	21.0%
State and local income taxes	0.6	0.9
Tax related to international activities	(2.8)	2.3
Cash surrender value of life insurance	(0.1)	(0.1)
Foreign derived intangible income deduction	(1.3)	(1.5)
Research tax credit	(0.4)	(0.6)
Share-based compensation	(1.2)	(1.2)
Other	(1.8)	0.1
Effective income tax rate	14.0%	20.9%

Deferred Income Taxes
Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities. The differences comprising the net deferred taxes shown on the Consolidated Balance Sheets were as follows:

June 30,	2026	2025
Deferred Tax Assets
Capitalized research and development	$124	$172
Inventory	78	70
Long-term contracts	48	41
Loss carryforwards	108	114
Other liabilities and reserves	184	189
Retirement benefits	—	27
Stock-based compensation	43	38
Tax credit carryforwards	45	45
Unrealized currency exchange gains and losses	3	5
Total deferred tax assets	633	701
Valuation allowance	(139)	(141)
Net deferred tax assets	494	560
Deferred Tax Liabilities
Depreciation and amortization	(1,827)	(1,748)
Retirement benefits	(18)	—
Undistributed foreign earnings	(41)	(32)
Total deferred tax (liabilities)	(1,886)	(1,780)
Net deferred tax (liability)	$(1,392)	$(1,220)
Although future distributions of foreign earnings to the United States should not be subject to U.S. federal income taxes, other U.S. or foreign taxes may be imposed on such earnings. We have analyzed existing factors and determined we will no longer permanently reinvest certain foreign earnings. On these undistributed foreign earnings of approximately $592 million that are no longer permanently reinvested outside of the United States, we have recorded a deferred tax liability of $23 million. The remaining undistributed foreign earnings of approximately $1,170 million remain permanently reinvested outside the United States at June 30, 2026. Of these undistributed earnings, we have recorded a deferred tax liability of $18 million where certain foreign holding companies are not permanently reinvested in their subsidiaries. It is not practicable to estimate the additional taxes, including applicable foreign withholding taxes, which might be payable on the potential distribution of such permanently reinvested foreign earnings.
As of June 30, 2026, we have the following net operating losses, capital losses, tax credits, other loss carryforwards and related valuation allowances:

Tax loss and credit carryforwards	Deferred Assets	Valuation Allowance	Expiration
Federal net operating losses	$1	$1	2028-2029
Federal credits	40	12	2029-2036
State net operating losses	2	—	2027-2042
State credits	5	—	2027-Unlimited
Foreign net operating losses	22	18	2027-Unlimited
Foreign capital and other losses	83	83	Unlimited
Total	$153	$114
Included in the table above are valuation allowances of $99 million that relate to non-operating entities whose loss carryforward utilization is considered to be remote. An additional valuation allowance, not included in the table above, of $25 million, is related to other deferred tax assets and has been established due to the uncertainty of their realization.
The following schedule presents the changes in deferred tax asset valuation allowance as follows:

	Beginning Balance	(Reductions)/Additions Charged to Income Statement	Other (Reductions)/ Additions(1)	Ending Balance
Year ended June 30, 2024	$1,078	$(10)	$2	$1,070
Year ended June 30, 2025	1,070	(929)	—	141
Year ended June 30, 2026	$141	$(2)	$—	$139

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
Income Taxes Paid
Income taxes paid (net of refunds received) including related interest, penalties, and purchased credits, consisted of the following:

For the year ended June 30,	2026
Federal	$469
State and local	67
Foreign:
China	86
Switzerland	70
United Kingdom	101
Other	271
Total foreign	528
Net income tax, related interest, penalties, and purchased credits	$1,064
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2026	2025	2024
Balance at July 1	$104	$102	$114
Additions for tax positions related to current year	4	6	6
Additions for tax positions of prior years	18	19	—
Additions for acquisitions	3	—	4
Reductions for tax positions of prior years	(5)	—	(5)
Reductions for settlements	(17)	—	—
Reductions for expiration of statute of limitations	(5)	(27)	(15)
Effect of foreign currency translation	(3)	4	(2)
Balance at June 30	$99	$104	$102
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $78 million, $104 million and $102 million as of June 30, 2026, 2025 and 2024, respectively. The accrued interest related to the gross unrecognized tax benefits, excluded from the amounts above, was $22 million, $28 million, and $27 million as of June 30, 2026, 2025 and 2024, respectively. The accrued penalties related to the gross unrecognized tax benefits, excluded from the amounts above, was $2 million as of June 30, 2026, 2025, and 2024.

We file income tax returns in the United States and in various foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are open to assessment of our U.S. federal income tax returns by the Internal Revenue Service for years after 2013, and our state and local income tax returns for years after 2018. We are open to assessment for significant foreign jurisdictions for years after 2014.
Note 6. Earnings Per Share
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

For the years ended June 30,	2026	2025	2024
Numerator
Net income attributable to common shareholders	$3,648	$3,531	$2,844
Denominator
Basic - weighted-average common shares	126.3	128.3	128.5
Dilutive effect of equity-based awards	1.8	1.9	1.7
Diluted - weighted-average common shares	128.1	130.2	130.2
Basic earnings per share(1)	$28.89	$27.52	$22.13
Diluted earnings per share(1)	$28.48	$27.12	$21.84

(1) Figures in the table may not recalculate exactly due to rounding. Earnings per share is computed using unrounded numbers.
For 2026, 2025 and 2024, 0.3 million, 0.3 million and 0.4 million common shares, respectively, subject to equity-based awards were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
Note 7. Inventories
Inventories are stated at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. Cost components include raw materials, purchased components, labor and overhead.
The inventories caption in the Consolidated Balance Sheets is comprised of the following components:

June 30,	2026	2025
Finished products	$849	$778
Work in process	1,678	1,485
Raw materials	639	576
Total	$3,166	$2,839
Note 8. Supply Chain Financing
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

The following table summarizes the changes in amounts due to our suppliers that elected to participate in the SCF programs. These amounts are included in accounts payable, trade on the Consolidated Balance Sheets, and payments made under the SCF programs are included within operating activities on the Consolidated Statements of Cash Flows.

	2026	2025
Beginning balance	$175	$116
Invoices confirmed during the year	740	500
Invoices settled during the year	(651)	(446)
Foreign currency translation adjustments	(2)	5
Ending balance	$262	$175
Note 9. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance June 30, 2024	$7,607	$2,900	$10,507
Divestitures	(90)	—	(90)
Foreign currency translation	211	66	277
Balance June 30, 2025	$7,728	$2,966	$10,694
Acquisition	486	—	486
Divestitures	(1)	—	(1)
Foreign currency translation	(51)	(19)	(70)
Balance June 30, 2026	$8,162	$2,947	$11,109
Goodwill is tested for impairment at the reporting unit level annually and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. Our annual impairment tests performed in 2026, 2025 and 2024 resulted in no impairment loss being recognized.
Intangible assets are amortized on a straight-line method over their legal or estimated useful lives. The gross carrying value and accumulated amortization for each major category of intangible asset are as follows:

	2026		2025
June 30,	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$2,338	$666	$2,134	$556
Trade names	1,085	550	1,037	499
Customer relationships and other	8,404	3,331	8,194	2,936
Total	$11,827	$4,547	$11,365	$3,991
Total intangible asset amortization expense in 2026, 2025 and 2024 was $584 million, $553 million and $578 million, respectively.
The estimated future amortization expense for intangible assets over the next five years is as follows:

For the years ended June 30,	2027	2028	2029	2030	2031
Estimated annual amortization	$578	$570	$549	$523	$482

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No material intangible asset impairments occurred in 2026, 2025 or 2024.
The increase in goodwill and intangible assets in 2026 relates to the acquisition of Curtis. The decrease in goodwill in 2025 relates to the divestitures of CFC and a non-core filtration business. Refer to Note 3 for more information.

Note 10. Debt
The following table summarizes the components of long-term debt:

June 30,	2026	2025
Domestic:
4.20% Fixed-rate medium term notes, due 2035	$500	$500
6.25% Fixed-rate medium term notes, due 2038	325	325
4.45% Fixed-rate medium term notes, due 2045	500	500
3.25% Senior Notes, due 2027	700	700
4.25% Senior Notes, due 2028	1,200	1,200
3.25% Senior Notes, due 2029	1,000	1,000
4.50% Senior Notes, due 2030	1,000	1,000
4.10% Senior Notes, due 2047	600	600
4.00% Senior Notes, due 2049	800	800
Foreign:
2.90% Euro Senior Notes, due 2030	800	821
Other long-term debt (includes finance leases)	92	109
Deferred debt issuance costs	(45)	(54)
Total	7,472	7,501
Less: Long-term debt payable within one year	706	7
Long-term debt	$6,766	$7,494
Credit Facilities
During 2026, the Company entered into a 364-Day Term Loan Agreement and a Three-Year Term Loan Agreement, which provide for senior unsecured delayed draw term loan facilities in aggregate principal amounts of $5.25 billion and $2.50 billion, respectively. The Credit Facilities mature 364 days and three years, respectively, following August 13, 2026. Borrowings under the Credit Facilities are expected to bear interest at a secured overnight financing rate plus an applicable margin, and we were obligated to pay certain fees on the undrawn portion of the commitments until the closing of the FGC acquisition. As of June 30, 2026, the Company had not borrowed any funds under the Credit Facilities. Subsequent to June 30, 2026, to finance the FGC acquisition, the Company borrowed the full $7.75 billion aggregate amount available under the Credit Facilities. The Company intends to repay a portion of these borrowings with cash on hand and refinance the remaining borrowings with long-term debt.
Revolving Credit Agreement and Commercial Paper
To fund short-term liquidity needs, we utilize a commercial paper program that is supported by our revolving credit agreement. During 2026, we amended our revolving credit agreement to increase the total line of credit by $750 million to $3.75 billion, and authorized a corresponding increase in the commercial paper program size to $3.75 billion. The revolving credit agreement expires in June 2028; however, we have the right to request a one-year extension of the expiration date. Advances from the revolving credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. Issuances of commercial paper reduce the amount of credit available under the revolving credit agreement. As of June 30, 2026, there were no borrowings outstanding under the revolving credit agreement.
Notes payable and long-term debt payable within one year on the Consolidated Balance Sheets includes commercial paper notes outstanding of $1.0 billion and $1.8 billion as of June 30, 2026 and 2025, respectively, with a weighted-average interest rate of 3.9% and 4.6%.
Covenants
The Company's credit agreements and indentures governing certain debt agreements contain various covenants, the violation of which would limit or preclude the use of the applicable agreements for future borrowings, or might accelerate the maturity of the related outstanding borrowings covered by the applicable agreements. Based on our rating level at June 30, 2026, the most restrictive financial covenant provides that the ratio of debt to debt-shareholders' equity cannot exceed 0.65 to 1.0. As of June 30, 2026, our debt to debt-shareholders' equity ratio was 0.36 to 1.0. We are in compliance with all covenants.

Maturities of Long-Term Debt
Principal amounts of long-term debt payable, excluding the amortization of debt issuance costs, in the next five years as of June 30, 2026 are as follows:

2027	$706
2028	1,205
2029	1,005
2030	1,806
2031	4
Note 11. Leases
We primarily enter into lease agreements for office space, distribution centers, certain manufacturing facilities and equipment. Certain leases contain options that provide us with the ability to extend the lease term. Such options are included in the lease term when it is reasonably certain that the option will be exercised. When accounting for leases, we combine payments for leased assets, related services and other components of a lease. Payments within certain lease agreements are adjusted periodically for changes in an index or rate. In addition, leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets.
The discount rate implicit within our leases is generally not determinable, and therefore we determine the discount rate based on our incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and the currency in which lease payments are made.
The components of lease expense are as follows:

For the years ended June 30,	2026	2025	2024
Operating lease expense	$65	$64	$68
Finance lease cost:
Amortization of lease assets	8	8	7
Interest on lease liabilities	5	5	5
Short-term lease cost	17	13	9
Variable lease cost	7	6	6
Total lease cost	$102	$96	$95
Supplemental cash flow information related to leases is as follows:

For the years ended June 30,	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$65	$64	$65
Operating cash outflows - interest payments on finance leases	5	5	5
Financing cash outflows - payments on finance lease obligations	6	5	5
Right-of-use assets obtained in exchange for operating lease obligations	46	18	42
Right-of-use assets obtained in exchange for finance lease obligations	4	2	4

Supplemental balance sheet information related to operating leases is as follows:

June 30,	2026	2025
Operating leases
Operating lease right-of-use assets (included within other long-term assets)	$201	$192

Current operating lease liabilities (included within other current liabilities)	$49	$47
Long-term operating lease liabilities (included within other long-term liabilities)	164	154
Total operating lease liabilities	$213	$201

Finance leases
Property, plant and equipment	$113	$127
Accumulated depreciation	(28)	(25)
Property, plant and equipment, net	$85	$102

Notes payable and long-term debt payable within one year	$6	$6
Long-term debt	86	102
Total finance lease liabilities	$92	$108

Weighted-average remaining lease term
Operating leases	6.3 years	6.3 years
Finance leases	18.1 years	18.8 years

Weighted-average discount rate
Operating leases	4.4%	4.3%
Finance leases	5.2%	5.2%
Maturities of lease liabilities at June 30, 2026 are as follows:

	Operating Leases	Finance Leases
2027	$57	$11
2028	46	10
2029	34	9
2030	26	9
2031	20	8
Thereafter	65	97
Total lease payments	$248	$144
Less imputed interest	35	52
Total lease liabilities	$213	$92
Note 12. Retirement Benefits
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
Components of Net Periodic Benefit Cost (Credit)

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
For the years ended June 30,	2026	2025	2024	2026	2025	2024	2026	2025	2024
Service cost	$25	$28	$29	$22	$22	$22	$—	$—	$—
Interest cost	167	184	190	72	76	80	3	4	4
Expected return on plan assets	(232)	(245)	(258)	(89)	(87)	(95)	—	—	—
Amortization of prior service cost	3	3	1	—	—	—	—	—	—
Amortization of net actuarial loss (gain)	5	7	2	6	7	6	(2)	(2)	(2)
Settlements	—	3	—	3	—	—	—	—	—
Net periodic benefit cost (credit)	$(32)	$(20)	$(36)	$14	$18	$13	$1	$2	$2
Components of net periodic benefit cost (credit), other than service cost, are included in other expense (income), net in the Consolidated Statements of Income.
Benefit Obligations and Funded Status
The following tables present the funded status of the Company's pension and other postretirement benefit plans and related balance sheet amounts:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2026	2025	2026	2025	2026	2025
Change in benefit obligation
Benefit obligation at beginning of year	$3,615	$3,723	$1,885	$1,817	$63	$71
Service cost	25	28	22	22	—	—
Interest cost	167	184	72	76	3	4
Acquisition	—	—	14	—	—	—
Actuarial gain(1)	(102)	(12)	(31)	(104)	(10)	(6)
Benefits paid	(260)	(254)	(86)	(88)	(5)	(6)
Settlements	—	(55)	(24)	(6)	—	—
Plan amendments	—	1	—	—	—	—
Foreign currency translation and other	(6)	—	(75)	168	(1)	—
Benefit obligation at end of year	$3,439	$3,615	$1,777	$1,885	$50	$63

Change in plan assets
Fair value of plan assets at beginning of year	$3,463	$3,363	$2,183	$2,003	$—	$—
Actual return on plan assets	282	347	81	—	—	—
Acquisition	—	—	14	—	—	—
Employer contributions	9	62	36	87	5	6
Benefits paid	(260)	(254)	(86)	(88)	(5)	(6)
Settlements	—	(55)	(24)	(6)	—	—
Foreign currency translation and other	—	—	(76)	187	—	—
Fair value of plan assets at end of year	$3,494	$3,463	$2,128	$2,183	$—	$—
Funded status	$55	$(152)	$351	$298	$(50)	$(63)

(1) The actuarial gain for the U.S. pension plans in 2026 was primarily driven by higher discount rates and favorable demographic experience. The actuarial gain for the Non-U.S. pension plans in 2026 was primarily driven by higher discount rates, partially offset by unfavorable demographic experience. In 2025, the actuarial gain for the Non-U.S. pension plans was driven by higher discount rates and favorable demographic experience.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
June 30,	2026	2025	2026	2025	2026	2025
Amounts recognized on the Consolidated Balance Sheets
Other long-term assets	$176	$—	$379	$346	$—	$—
Other current liabilities	(10)	(11)	—	(1)	(5)	(6)
Pensions and other postretirement benefits	(111)	(141)	(28)	(47)	(45)	(57)
Net amount recognized	$55	$(152)	$351	$298	$(50)	$(63)

Pre-tax amounts recognized in Accumulated Other Comprehensive Loss
Net actuarial loss (gain)	$34	$191	$193	$230	$(33)	$(25)
Prior service cost	15	18	1	2	—	—
Net amount recognized	$49	$209	$194	$232	$(33)	$(25)
In addition to the pension and other postretirement benefit obligations presented in the tables above, the amounts reported on the Consolidated Balance Sheets include other immaterial defined benefit pension liabilities.
The accumulated benefit obligation for all defined benefit plans was $5.1 billion and $5.4 billion at June 30, 2026 and 2025, respectively.
Information for pension plans with accumulated benefit obligations in excess of plan assets:

June 30,	2026	2025
Accumulated benefit obligation	$212	$316
Fair value of plan assets	87	171
Information for pension plans with projected benefit obligations in excess of plan assets:

June 30,	2026	2025
Projected benefit obligation	$301	$3,865
Fair value of plan assets	102	3,665
Expected Contributions and Benefit Payments
We expect to make cash contributions of approximately $52 million to our defined benefit pension and other postretirement benefit plans in 2027, of which $37 million relates to the non-U.S. plans.
The following estimated benefit payments are expected to be paid during each respective year:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Postretirement Benefits
2027	$270	$100	$5
2028	274	106	5
2029	282	108	5
2030	295	114	5
2031	274	117	5
2032 - 2036	1,334	597	20

Assumptions
The weighted-average actuarial assumptions used to measure the net periodic benefit credit and benefit obligations are:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2026	2025	2024	2026	2025	2024	2026	2025	2024
Net Periodic Benefit Credit
Discount rate	5.27%	5.27%	4.88%	4.36%	4.19%	4.24%	5.18%	5.23%	4.86%
Average increase in compensation	3.79%	3.81%	3.81%	2.65%	2.73%	2.76%	NA	NA	NA
Expected return on plan assets	7.00%	7.00%	7.00%	4.47%	4.47%	5.22%	NA	NA	NA
Benefit Obligation
Discount rate	5.49%	5.27%	5.27%	4.49%	4.36%	4.19%	5.39%	5.18%	5.23%
Average increase in compensation	3.67%	3.79%	3.76%	2.61%	2.65%	2.73%	NA	NA	NA
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
The health care cost trend rate assumptions used to measure the postretirement benefit obligations are:

	2026	2025
Health care cost trend rate assumed for next year	7.50%	9.73%
Ultimate health care cost trend rate	4.50%	4.50%
Year that the ultimate rate is reached	2038	2035
Plan Assets
The weighted-average allocation of the majority of the assets related to the defined benefit plans is as follows:

June 30,	2026	2025
Equities	15%	20%
Fixed income	53%	46%
Other investments	32%	34%
	100%	100%
The weighted-average target asset allocation as of June 30, 2026 is 20% equities, 53% fixed income and 27% other investments. The investment strategy for the Company's worldwide defined benefit pension plan assets focuses on achieving prudent actuarial funding ratios while maintaining acceptable levels of risk in order to provide adequate liquidity to meet immediate and future benefit requirements. This strategy requires investment portfolios that are broadly diversified across various asset classes and external investment managers. Assets held in the U.S. and U.K. defined benefit plans account for 62% and 23%, respectively, of our total defined benefit plan assets. The overall investment strategy with respect to our U.S. defined benefit plan is to use a funding strategy more heavily weighted toward liability-hedging assets as the funded status improves. Over time, we will increase the allocation to long duration fixed income investments and reduce exposure to return seeking assets such as equities and alternatives. The strategy utilizes fixed income investments aligned with the duration and cash flow profile of the plan's liabilities to hedge the impact of interest rate and inflation changes. For the U.K. defined benefit plans, the overall investment strategy primarily focuses on utilizing fixed income investments to achieve a rate of return that is at least commensurate with the changes in the cost of providing fixed and index-linked annuities.

Certain investments that are measured at their fair value using the Net Asset Value ("NAV") per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair values of pension plan assets by asset class are as follows:

	2026					2025
June 30,	Total	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV
Cash and cash equivalents	$549	$523	$26	$—	$—	$540	$459	$76	$—	$5
Equities:
U.S. equity securities	2	2	—	—	—	7	7	—	—	—
Non-U.S. equity securities	39	39	—	—	—	57	57	—	—	—
Commingled equity funds	793	—	61	—	732	1,059	—	106	—	953
Fixed income:
Corporate bonds	1,059	23	1,036	—	—	801	4	797	—	—
Government issued securities	477	422	55	—	—	552	521	31
Commingled fixed income funds	1,527	—	446	—	1,081	1,293	—	350	—	943
Alternatives(1)	708	—	—	—	708	778	—	—		778
Other(2)	580	35	4	541	—	648	66	(1)	583	—
	$5,734	$1,044	$1,628	$541	$2,521	$5,735	$1,114	$1,359	$583	$2,679
(Payables) receivables, net	(112)					(89)
Total	$5,622					$5,646

(1) Alternatives includes investments in real estate, hedge funds and private debt.
(2) Other investments primarily includes insurance contracts held under our non-U.S. plans.
The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2026 and 2025 due to the following:

	2026	2025
Balance at beginning of year	$583	$—
Actual return on plan assets still held at year-end	2	12
Purchases, sales, settlements - net	(26)	203
Transfers into (out of) Level 3	(2)	325
Changes due to exchange rates	(16)	43
Balance at end of year	$541	$583
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
Under our primary U.S. 401(k) plan, the Company matches employee contributions up to a maximum of 5% of eligible compensation. Participants may direct the matching contributions among various investment choices, including our common stock held within an employee stock ownership plan ("ESOP"). In addition to shares within the ESOP, employees may elect to invest in our common stock through a company stock fund offered within the primary U.S. 401(k) plan. As of June 30, 2026 and 2025, the plan held 3.5 million and 4.0 million shares of our common stock. The Company also maintains a retirement income account ("RIA") within the primary U.S. 401(k) plan. We make annual cash contributions to each eligible participant's RIA, with most participants receiving a flat 3% contribution of eligible compensation. Some grandfathered participants receive contributions calculated at a higher percentage, but no participant receives less than the flat 3%. Participants do not contribute to the RIA.
Matching and other contributions under all defined contribution plans are expensed as incurred. Expense recognized under the U.S. plans was $194 million, $187 million, and $194 million in 2026, 2025 and 2024, respectively. Expense recognized under the international plans was $36 million, $33 million and $31 million in 2026, 2025 and 2024, respectively.
Other
The Company has established unfunded nonqualified deferred compensation programs that allow officers, directors and certain management employees to annually elect to defer a portion of their compensation on a pre-tax basis until retirement. The retirement benefit to be provided is based on the amount of compensation deferred, company matching contributions and earnings on the deferrals. The Company has invested in corporate-owned life insurance policies to assist in meeting the obligations under these programs. The policies are held in a rabbi trust and are considered general corporate assets. Net gains and losses related to these assets and liabilities are reflected in selling, general and administrative expenses on the Consolidated Statements of Income and are immaterial in total.
As of June 30, 2026 and 2025, the cash surrender values of the corporate-owned life insurance policies were $294 million and $260 million, and the balances of the deferred compensation liabilities were $196 million and $171 million, respectively. These amounts are included in other long-term assets and other long-term liabilities on the Consolidated Balance Sheets.

Note 13. Equity
Changes in accumulated other comprehensive loss within Parker's shareholders' equity by component are as follows:

	2026	2025	2024
Foreign Currency Translation Adjustment and Other
Beginning balance	$(717)	$(1,130)	$(962)
Other comprehensive income (loss) before reclassifications	(81)	418	(153)
Income tax	5	(5)	(15)
Other comprehensive income (loss), net of tax	(76)	413	(168)
Ending balance	$(793)	$(717)	$(1,130)
Retirement Benefit Plans
Beginning balance	$(166)	$(308)	$(331)
Other comprehensive income (loss) before reclassifications	190	163	23
Income tax	(45)	(34)	(6)
Reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss and other(1)	15	18	8
Tax benefit	(4)	(5)	(2)
Other comprehensive income (loss), net of tax	156	142	23
Ending balance	$(10)	$(166)	$(308)
Total accumulated other comprehensive loss ending balance	$(803)	$(883)	$(1,438)

(1) The amounts reclassified include the amortization of net actuarial loss, amortization of prior service cost and gains or losses related to settlements. These costs are included in the computation of net periodic benefit cost (credit) which is recorded in other expense (income), net. Refer to Note 12 for additional information.

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
Under our share repurchase programs, we repurchased 1.2 million, 2.5 million, and 0.4 million shares for $1.0 billion, $1.6 billion and $200 million during 2026, 2025 and 2024, respectively. As of June 30, 2026, we had 18.8 million shares available under this repurchase authorization.
Note 14. Stock Incentive Plans
The Company's 2023 Omnibus Stock Incentive Plan ("2023 SIP") provides for the granting of stock-based incentive awards in the form of nonqualified stock options, stock appreciation rights ("SARs"), restricted stock units ("RSUs") and restricted and unrestricted stock to officers and key employees of the Company. The aggregate number of shares of common stock authorized for issuance under the 2023 SIP is 11.3 million. At June 30, 2026, 6.7 million common stock shares were available for future issuance.
The Company also maintains a Global Employee Stock Purchase Plan ("ESPP"), which is offered in a limited number of international countries. The ESPP is intended to provide eligible employees with the opportunity to acquire interest in the Company's common shares for 90% of the fair market value per share. The maximum number of shares that may be issued under the ESPP is 10.0 million shares, of which approximately 9.9 million shares are still available for future issuance. Activity under this plan is not material.
We satisfy stock-based incentive award obligations by issuing shares of common stock out of treasury, which have been repurchased pursuant to our share repurchase program described in Note 13, or through the issuance of previously unissued common stock.

Total stock-based compensation expense and the related tax benefits were as follows:

For the years ended June 30,	2026	2025	2024
Stock-based compensation expense	$179	$159	$156
Income tax benefits	$24	$23	$20
At June 30, 2026, $164 million of total unrecognized compensation costs related to stock-incentive awards has yet to be recognized and will be amortized into expense over a weighted-average period of approximately 1.7 years. The Company also realized income tax benefits related to the exercise and issuance of awards for $82 million, $54 million and $52 million during 2026, 2025 and 2024, respectively.
SARs
SARs vest ratably over a three-year service period and expire ten years from the grant date. Upon exercise, SARs entitle the participant to receive shares of common stock equal to the increase in value of the award between the grant date and the exercise date.
The fair value of each SAR award granted in 2026, 2025 and 2024 was estimated at the date of grant using a Black-Scholes option pricing model.

	2026	2025	2024
Weighted-average grant date fair value	$275.32	$205.79	$146.72
Assumptions
Risk-free interest rate	3.9%	3.7%	4.4%
Expected life of award	5.8 years	5.7 years	5.5 years
Expected dividend yield of stock	1.0%	1.1%	1.8%
Expected volatility of stock	36.1%	35.7%	39.0%
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
SAR activity during 2026 is as follows:

(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding June 30, 2025	3,088	$288.60
Granted	312	$742.97
Exercised	(769)	$210.35
Canceled and forfeited	(14)	$614.25
Outstanding June 30, 2026	2,617	$364.09	5.8 years	$1,607
Exercisable June 30, 2026	1,927	$275.85	4.9 years	$1,353
A summary of the status and changes of shares subject to SAR awards and the related average price per share follows:

(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2025	857	$159.29
Granted	312	$275.32
Vested	(466)	$141.19
Canceled and forfeited	(14)	$228.33
Nonvested June 30, 2026	689	$222.72

The total fair value of shares vested during 2026, 2025 and 2024 was $66 million, $57 million and $45 million, respectively. The total intrinsic value of SAR awards exercised during 2026, 2025 and 2024 was $505 million, $340 million and $270 million, respectively.
RSU and LTIP Awards
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
The Company's Long Term Incentive Plans ("LTIP") provide for the issuance of unrestricted stock to certain officers and key employees based on the attainment of certain goals relating to our revenue growth, earnings per share growth and return on invested capital during a three-year performance period. The number of shares earned at the end of the performance period could vary, based on actual performance, between zero and 200% of the target LTIP awards granted. These nonvested LTIP awards entitle participants to earn dividend equivalent units, payable in common shares, equal to the cash dividend per share paid to common shareholders and are subject to the same performance goals as the initial award granted.
A summary of the status and changes of shares subject to RSU and LTIP awards for employees and the related average price per share follows:

	RSU		LTIP Awards
(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested June 30, 2025	146	$449.11	275	$438.35
Granted(1)	53	$748.78	143	$540.23
Vested	(77)	$404.16	(215)	$309.58
Canceled	(5)	$599.71	(7)	$622.75
Nonvested June 30, 2026	117	$607.65	196	$647.72

(1) LTIP awards granted includes an adjustment for actual performance achieved.
The fair value of each RSU and LTIP award granted in 2026, 2025 and 2024 was based on the fair market value of our common stock on the date of grant. A summary of the fair value information for awards vested and granted were as follows:

	Fair Value of Awards Vested			Weighted-Average Grant Date Fair Value
For the years ended June 30,	2026	2025	2024	2026	2025	2024
RSU	$31	$30	$29	$748.78	$582.76	$401.86
LTIP awards	$65	$64	$45	$540.23	$465.01	$380.97
Note 15. Research and Development
Independent research and development costs amounted to $267 million in 2026, $240 million in 2025 and $253 million in 2024. Pre-production expense incurred in connection with development contracts amounted to $43 million in 2026, $58 million in 2025 and $45 million in 2024.
Note 16. Financial Instruments
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

Net Investment Hedges
The Company uses cross-currency swap contracts and foreign currency denominated debt, a non-derivative financial instrument, to hedge portions of the Company's investments in foreign subsidiaries and manage foreign exchange risk. The effect of translating the debt into U.S. dollars is recorded in foreign currency translation within accumulated other comprehensive loss and remains there until the underlying net investment is sold or substantially liquidated. For the cross-currency swap contracts that are designated as, and qualify as, net investment hedges, we assess the effectiveness using the spot method and the net gains or losses attributable to changes in the spot rate are recorded in foreign currency translation within accumulated other comprehensive loss. Any ineffective portions of the net investment hedges are reclassified from accumulated other comprehensive loss into earnings through interest expense during the period of change. During 2026, 2025, and 2024, the periodic interest settlements related to the cross-currency swaps were not material.
As of both June 30, 2026 and 2025, the aggregate notional amounts of cross-currency swap contracts designated as hedging instruments were €69 million, €290 million and ¥2.1 billion.
The Company’s €700 million aggregate principal amount of 2.90% Senior Notes due 2030 have been designated as a hedge of the Company’s net investment in certain foreign subsidiaries.
Non-designated Derivative Contracts
In addition to the net investment hedges, the Company utilizes forward exchange contracts that are not designated as hedging instruments but serve as economic hedges of forecasted transactions. These derivatives are used to mitigate foreign exchange risk. Changes in the fair value of these instruments are recorded in other expense (income), net in the Consolidated Statements of Income. Cash flows related to these instruments are included within operating activities on the Consolidated Statements of Cash Flows.
Financial Statement Impact
Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. The location and fair value of derivative financial instruments reported on the Consolidated Balance Sheets are as follows:

June 30,	Balance Sheet Caption	2026	2025
Net investment hedges
Cross-currency swap contracts	Other long-term assets	$7	$4
Cross-currency swap contracts	Other long-term liabilities	17	26
Non-designated derivative contracts
Forward exchange contracts	Non-trade and notes receivable	22	3
Forward exchange contracts	Other current liabilities	5	38
The cross-currency swap and forward exchange contracts are reflected on a gross basis in the Consolidated Balance Sheets. The Company has not entered into any master netting arrangements.
Gains (losses) on derivative financial instruments were recorded in the Consolidated Statements of Income as follows:

For the years ended June 30,	2026	2025	2024
Forward exchange contracts	74	(63)	11

Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets are as follows:

For the years ended June 30,	2026	2025
Cross-currency swap contracts	$9	$(30)
Foreign currency denominated debt	17	(56)
Fair Values of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes payable and long-term debt. The carrying values for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value due to their short-term nature.
The carrying value of long-term debt, including the current portion and excluding the impact of net unamortized debt issuance costs, and the estimated fair value of long-term debt are as follows:

June 30,	2026	2025
Carrying value of long-term debt	$7,517	$7,555
Estimated fair value of long-term debt	7,144	7,174
The fair value of long-term debt is classified within level 2 of the fair value hierarchy.
A summary of derivative assets and liabilities that were measured at fair value on a recurring basis are as follows:

	2026				2025
June 30,	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets	$29	$—	$29	$—	$7	$—	$7	$—
Derivative liabilities	22	—	22	—	64	—	64	—
The calculation of fair value for cross-currency swaps and forward contracts utilizes market observable inputs including both spot and forward prices for the same underlying currencies. The calculation of fair value of the cross-currency swap contracts also utilizes a present value cash flow model.
Note 17. Contingencies
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
Environmental
We are currently responsible for environmental matters primarily relating to known exposures arising from environmental litigation, investigations, and remediation at various manufacturing facilities presently or formerly operated by Parker and for which we have been named as a “potentially responsible party,” along with other companies, at off-site waste disposal facilities and regional sites.
As of June 30, 2026, we had an accrual of $82 million for environmental matters, which are probable and reasonably estimable. The accrual is recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities, the amount of our liability in proportion to other responsible parties, and outcomes of litigation.

Our estimated total liability for environmental matters ranges from a minimum of $82 million to a maximum of $292 million. The largest range for any one site is approximately $92 million. The actual costs we will incur are dependent on final determination of contamination and required remedial action, negotiations with governmental authorities with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies, effectiveness of remedial technologies employed, the ability of other responsible parties to pay, outcomes of litigation, and any insurance or other third-party recoveries.
Note 18. Business Segment Information
The Company operates in two reportable business segments: Diversified Industrial and Aerospace Systems. Both segments utilize eight core technologies, including hydraulics, pneumatics, electromechanical, filtration, fluid & gas handling, process control, engineered materials, and climate control, to drive superior customer problem solving and value creation.
The Diversified Industrial segment is an aggregation of several business units that design, manufacture, and provide aftermarket support for highly engineered solutions that create value for customers primarily in aerospace and defense, in-plant and industrial equipment, transportation, off-highway, energy, and HVAC and refrigeration markets around the world. Diversified Industrial segment products are marketed direct to OEMs and independent distributors through field sales employees. The Diversified Industrial North America businesses have manufacturing plants and distribution networks throughout the United States, Canada and Mexico and primarily service North America. The Diversified Industrial International businesses provide Parker products and services to 41 countries throughout EMEA, Asia Pacific and Latin America.
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
The accounting policies of the business segments are consistent with those described in Note 1, except that certain items are not allocated to the businesses. The business segment results are prepared on a basis that is consistent with the manner in which the Company’s management disaggregates financial information for internal review and decision-making.
The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM uses segment operating income as a measure to assess performance, drive decisions and allocate human and financial capital to our reportable segments. Annual plan, monthly forecasts and prior year results are continually compared to these measures when evaluating performance.
Segment operating income is measured as net sales less other segment items. Other segment items are primarily comprised of cost of sales; selling, general and administrative expenses; and income related to equity method investments. Management further excludes certain costs presented within cost of sales and selling, general and administrative expenses in the Consolidated Statement of Income, including corporate general and administrative expenses, stock-based compensation, and acquisition-related transaction costs, all of which are managed on a consolidated basis. For business segment reporting purposes, corporate general and administrative expenses are presented as a separate reconciling item, and stock-based compensation and acquisition-related transaction costs are reported within other expense (income), net.

For the years ended June 30,	2026	2025	2024
Net Sales
Diversified Industrial	$14,438	$13,665	$14,458
Aerospace Systems	7,061	6,185	5,472
	$21,499	$19,850	$19,930
Other Segment Items
Diversified Industrial	$10,998	$10,545	$11,282
Aerospace Systems	5,228	4,744	4,361
	$16,226	$15,289	$15,643
Segment Operating Income:
Diversified Industrial	$3,440	$3,120	$3,176
Aerospace Systems	1,833	1,441	1,111
Total segment operating income	5,273	4,561	4,287
Corporate general and administrative expenses	205	214	218
Income before interest expense and other expense (income), net	5,068	4,347	4,069
Interest expense	401	409	506
Other expense (income), net	104	(169)	(32)
Income before income taxes	$4,563	$4,107	$3,595

	Assets			Property Additions
	2026	2025	2024	2026	2025	2024
Diversified Industrial	$17,001	$15,953	$16,174	$319	$310	$303
Aerospace Systems(1)	12,180	12,218	12,016	110	88	90
Corporate	1,696	1,323	1,108	30	37	7
Total	$30,877	$29,494	$29,298	$459	$435	$400

(1) Assets include an investment in a joint venture in which ownership is 50% or less and in which the Company does not have operating control (2026 - $223 million; 2025 - $226 million; 2024 - $218 million).

	Depreciation			Amortization
	2026	2025	2024	2026	2025	2024
Diversified Industrial	$240	$228	$232	$280	$253	$266
Aerospace Systems	101	114	108	304	300	312
Corporate	12	12	9	—	—	—
Total	$353	$354	$349	$584	$553	$578
Geographic Area
Net sales are attributed to countries based on the location of the selling unit. No country other than the United States represents greater than 10% of consolidated sales. Long-lived assets are comprised of property, plant and equipment based on physical location.

	Net Sales			Long-Lived Assets
	2026	2025	2024	2026	2025	2024
United States	$13,819	$12,853	$12,862	$1,751	$1,702	$1,718
Other countries	7,680	6,997	7,068	1,269	1,235	1,158
Total	$21,499	$19,850	$19,930	$3,020	$2,937	$2,876

Note 19. Other Expense (Income), Net
The table below includes the components of other expense (income), net in the Consolidated Statements of Income:

For the years ended June 30,	2026	2025	2024
Foreign currency transaction loss (gain)	$(31)	$46	$(38)
Income related to equity method investments(1)	(218)	(178)	(152)
Non-service components of retirement benefit cost(2)	(64)	(51)	(73)
Gain on sale of businesses(3)	(9)	(253)	(24)
Interest income	(14)	(11)	(15)
Insurance-related charges (recoveries)	(23)	8	—
Other items, net	29	(17)	14
Total other expense (income), net	$(330)	$(456)	$(288)

(1) Equity method investments consist of investments in joint venture companies in which ownership is 50% or less and in which the Company does not have operating control. Sales to and services performed for joint venture companies totaled $112 million, $96 million and $74 million in 2026, 2025 and 2024, respectively. We received cash dividends from joint venture companies of $216 million, $167 million and $148 million in 2026, 2025 and 2024, respectively.

(2) For further discussion of the non-service components of retirement benefit cost refer to Note 12.
(3) For further discussion of the gain on sale of businesses refer to Note 3.
Note 20. Subsequent Event
On August 13, 2026, the Company completed the FGC acquisition. FGC is a global provider of proprietary and complementary filtration technologies for critical applications across the life sciences, HVAC and refrigeration, and in-plant and industrial market verticals. The cash purchase price of $9.25 billion was funded with cash primarily through borrowings under the Credit Facilities and the commercial paper program.
The Company is in the process of evaluating the purchase price allocation for the FGC acquisition and expects to provide the initial purchase price allocation in its Form 10-Q for the quarter ending September 30, 2026. FGC will be included in our consolidated financial statements beginning on the date of acquisition and reported as part of the Diversified Industrial segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
The Company acquired Curtis on September 18, 2025. As a result of the acquisition, management is in the process of integrating, evaluating and, where necessary, implementing changes in controls and procedures. Other than with respect to the Curtis acquisition, there were no changes in our internal control over financial reporting during the fourth quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management, including the principal executive officer and the principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). We assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. We have excluded Curtis from our evaluation of internal control over financial reporting as of June 30, 2026 because it was acquired in a business combination during the year. Total assets and total revenue that were excluded from management's assessment represented approximately 4% and 1%, respectively, of consolidated total assets and net sales, as of and for the year ended June 30, 2026. In making this assessment, we used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013).” We concluded that based on our assessment, the Company's internal control over financial reporting was effective as of June 30, 2026.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of June 30, 2026, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information
None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2026.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information required with respect to the Directors of the Company is set forth under the caption "Item I – Election of Directors" in the definitive Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders, to be held October 28, 2026 (the "2026 Proxy Statement"), and is incorporated herein by reference. Information with respect to the executive officers of the Company is included in Part I, Item 1 of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."
The information set forth under the caption "Insider Trading and Prohibited Transactions in Company Securities" in the 2026 Proxy Statement is incorporated herein by reference.
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
The information set forth under the captions "Board Committees; Committee Charters - Audit Committee" and "Board and Committee Structure - Board Committees; Committee Charters" in the 2026 Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation
The information set forth under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Pay Versus Performance Disclosure" and "Compensation Tables" in the 2026 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the caption "Principal Shareholders" in the 2026 Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information - The following table sets forth certain information regarding the Company's equity compensation plans as of June 30, 2026, unless otherwise indicated.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Equity compensation plans
Equity compensation plans approved by security holders	3,124,913(1)	$364.09	16,635,288(2)
Equity compensation plans not approved by security holders	—	—	—
Total	3,124,913	$364.09	16,635,288

(1) Includes the maximum future payouts of common stock that may be issued under the calendar year 2024-25-26, 2025-26-27 and 2026-27-28 long term incentive performance awards ("LTIP awards"). For these LTIP awards, payouts will be determined based on achieving an average return on average equity of four percent or an average free cash flow margin of four percent. If these performance measures are achieved, the participants will be eligible to receive the maximum payout of 200%. The Human Resources and Compensation Committee will then compare our performance to that of a group of our peers and, if appropriate, apply its discretion to reduce the final payouts based on any performance measures that the Committee determines to be appropriate.

(2) The maximum number of shares of our common stock that may be issued under the 2023 Omnibus Stock Incentive Plan is 11.3 million shares, of which approximately 6.7 million shares are available for future issuance. The maximum number of shares that may be issued under the Global Employee Stock Purchase Plan is 10.0 million shares, of which approximately 9.9 million shares are still available for future issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions "Other Governance Matters - Review and Approval of Transactions with Related Persons" and "Item 1 - Election of Directors - Director Independence" in the 2026 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information set forth under the captions "Audit Fees and All Other Fees" and "Audit Committee Pre-Approval Policies and Procedures" in the 2026 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
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

(2)(b)
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
Form of 2025 Parker-Hannifin Corporation Stock Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2025 (Commission File No. 1-4982).**

(10)(z)
2025 Parker-Hannifin Corporation Stock Appreciation Rights Terms and Conditions, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2025 (Commission File No. 1-4982).**

(10)(aa)
Parker-Hannifin Corporation Target Incentive Plan, incorporated by reference to Exhibit 10(d) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).**

(10)(bb)
Parker-Hannifin Corporation Target Incentive Plan Subject to Performance Bonus Plan, incorporated by reference to Exhibit 10(e) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).**

(10)(cc)
Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan, as amended and restated, effective January 20, 2016, incorporated by reference to Exhibit 10(aa) to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission file No. 1-4982).**

(10)(dd)
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
Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan (as Amended and Restated), effective as of January 23, 2019, incorporated by reference to Exhibit 10(g) to the Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2018 (Commission File No. 1-4982).**

(10)(gg)
Form of Award Under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance Bonus Plan (as Amended and Restated) effective as of January 27, 2021, incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2021 (Commission File No. 1-4982).**

(10)(hh)
Parker-Hannifin Corporation Long-Term Incentive Performance Plan Under the Performance Bonus Plan, as Amended and Restated, effective as of January 27, 2022, incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2022 (Commission File No. 1-4982).**

(10)(ii)
Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance Bonus Plan, as Amended and Restated, effective as of January 27, 2022, incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2022 (Commission File No. 1-4982).**

(10)(jj)
Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Performance Plan, as Amended and Restated, effective as of January 22, 2025, incorporated by reference to Exhibit 10(hh) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2025 (Commission File No. 1-4982).**

(10)(kk)
Parker-Hannifin Corporation 2022 Performance Bonus Plan, effective as of July 1, 2021, incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2021 (Commission File No. 1-4982).**

(10)(ll)
Form of Parker-Hannifin Corporation Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2018 (Commission file No. 1-4982).**

(10)(mm)
Form of Parker-Hannifin Corporation Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2018 (Commission File No. 1-4982).**

(10)(nn)
Form of Parker-Hannifin Corporation Restricted Stock Unit Terms and Conditions for Awards Granted, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2018 (Commission File No. 1-4982).**

(10)(oo)
Form of 2018 Parker-Hannifin Corporation Restricted Stock Unit Award Agreement to Certain Executive Officers, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2018 (Commission File No. 1-4982).**

(10)(pp)
Parker-Hannifin Corporation 2018 Restricted Stock Unit Terms and Conditions for Certain Executive Officers, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2018 (Commission File No. 1-4982).**

(10)(qq)
Form of 2023 Parker-Hannifin Corporation Restricted Stock Unit Award Agreement and Terms and Conditions for Certain Executive Officers (Amended and Restated 2016 Plan), incorporated by reference to Exhibit 10(oo) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2025 (Commission File No. 1-4982).**

(10)(rr)
Form of 2023 Parker-Hannifin Corporation Restricted Stock Unit Award Agreement and Terms and Conditions for Certain Executive Officers (2023 Plan), incorporated by reference to Exhibit 10(pp) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2025 (Commission File No. 1-4982).**

(10)(ss)
Form of Parker-Hannifin Corporation 2024 Non-Employee Directors' Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10(qq) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2025 (Commission File No. 1-4982).**

(10)(tt)
Form of Parker-Hannifin Corporation 2024 Non-Employee Directors' Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10(rr) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2025 (Commission File No. 1-4982).**

(10)(uu)
Parker-Hannifin Corporation Profitable Growth Incentive Plan, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q for the quarterly period ended September 30, 2014 (Commission File No. 1-4982).**

(10)(vv)
Form of Notice of RONA Bonus Award Under the Parker-Hannifin Corporation Performance Bonus Plan, incorporated by reference to Exhibit 10(h) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No. 1-4982).**

(10)(ww)
Parker-Hannifin Corporation RONA Plan Subject to Performance Bonus Plan, incorporated by reference to Exhibit 10(f) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2010 (Commission File No. 1-4982).**

(10)(xx)
Parker-Hannifin Corporation Summary of RONA Bonus Awards in Lieu of Certain Executive Perquisites, incorporated by reference to Exhibit 10(h) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2008 (Commission File No. 1-4982).**

(10)(yy)
Parker-Hannifin Corporation Savings Restoration Plan, restated as of September 1, 2004, incorporated by reference to Exhibit 10(t) to Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).**

(10)(zz)
Parker-Hannifin Corporation Amended and Restated Savings Restoration Plan, effective January 1, 2016, incorporated by reference to Exhibit 10(b) to Registrant’s Report on Form 10-Q for the quarterly period ended December 31, 2016 (Commission File No. 1-4982).**

(10)(aaa)
Parker-Hannifin Corporation Amended and Restated Pension Restoration Plan, effective July 1, 2016, incorporated by reference to Exhibit 10(mm) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission File No. 1-4982).**

(10)(bbb)
Parker-Hannifin Corporation Executive Deferral Plan, restated as of September 1, 2004, incorporated by reference to Exhibit 10(v) to Registrant’s Report on Form 10-K for the fiscal year ended June 30, 2004 (Commission File No. 1-4982).**

(10)(ccc)
Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan, effective September 2, 2015, incorporated by reference to Exhibit 10(pp) to Registrant's Report on Form 10-K for the fiscal year ended June 30, 2016 (Commission File No. 1-4982).**

(10)(ddd)
Amendment Two to the Parker-Hannifin Corporation Amended and Restated Executive Deferral Plan (effective September 2, 2015), dated and effective October 14, 2019, incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 10-Q filed with the SEC on February 5, 2020 (Commission File No. 1-4982).**

(10)(eee)
Parker-Hannifin Corporation Global Employee Stock Purchase Plan, incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement filed with the SEC on September 22, 2014 (Commission File No. 1-4982).**

(10)(fff)
Parker-Hannifin Corporation Global Employee Stock Purchase Plan (As Amended and Restated August 7, 2023), incorporated by reference to Exhibit B to Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on September 22, 2023 (Commission File No. 1-4982).**

(10)(ggg)	Parker-Hannifin Corporation Claw-back Policy, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed with the SEC on August 18, 2009 (Commission File No. 1-4982).**

(10)(hhh)
Amended and Restated Deferred Compensation Plan for Directors of Parker-Hannifin Corporation, effective January 22, 2015, incorporated by reference to Exhibit 10(i) to Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2015 (Commission File No. 1-4982).**

(10)(iii)
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
Parker-Hannifin Corporation Amended and Restated Officer Annual Cash Incentive Plan, effective July 1, 2025, incorporated by reference to Exhibit 10(a) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2025 (Commission File No. 1-4982).**

(10)(ppp)
Parker-Hannifin Corporation Deferred Compensation Plan, effective January 1, 2023, incorporated by reference to Exhibit 10(f) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).**

(10)(qqq)
Parker-Hannifin Corporation Deferred Compensation Plan Adoption Agreement, effective January 1, 2023, incorporated by reference to Exhibit 10(g) to Registrant’s Report on Form 10-Q for the quarterly period ended September 30, 2022 (Commission File No. 1-4982).**

(10)(rrr)
Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance Bonus Plan, as Amended and Restated, effective as of January 25, 2023, incorporated by reference to Exhibit 10(a) to Registrant’s Report on Form 10-Q for the quarterly period ended March 31, 2023 (Commission File No. 1-4982).**

(10)(sss)
Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Plan Under the Performance Bonus Plan, as Amended and Restated, effective as of January 24, 2024, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q for the quarterly period ended March 31, 2024 (Commission File No. 1-4982).**

(10)(ttt)
Form of Notice of Award under the Parker-Hannifin Corporation Long-Term Incentive Performance Plan, as Amended and Restated, effective as of January 21, 2026, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q for the quarterly period ended December 31, 2025 (Commission File No. 1-4982).**

(10)(uuu)
Parker-Hannifin Corporation 2023 Omnibus Stock Incentive Plan, incorporated by reference to Exhibit A to Registrant's Definitive Proxy Statement on Schedule 14A, filed with the SEC on September 22, 2023 (Commission File No. 1-4982).**

(10)(vvv)
364-Day Term Loan Agreement, dated December 10, 2025, by and among Parker-Hannifin Corporation, Barclays Bank PLC, as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed with the SEC on December 10, 2025 (Commission File No. 1-4982).

(10)(www)
Three-Year Term Loan Agreement, dated December 10, 2025, by and among Parker-Hannifin Corporation, KeyBank National Association, as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed with the SEC on December 10, 2025 (Commission File No. 1-4982).

(19)	Insider Trading Policy.*

(21)	List of Subsidiaries of Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)	Power of Attorney.*

(31)(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(31)(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

(97)	Parker-Hannifin Corporation Clawback Policy, incorporated by reference to Exhibit 97 to Registrant's Form 10-K for the fiscal year ended June 30, 2024 (Commission File No. 1-4982).

101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*    Submitted electronically herewith.
**     Management contracts and compensatory plans or arrangements required to be filed as an exhibit hereto.
Attached as Exhibit 101 to this Annual Report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended June 30, 2026, 2025 and 2024, (ii) Consolidated Statements of Comprehensive Income for the years ended June 30, 2026, 2025 and 2024, (iii) Consolidated Balance Sheets at June 30, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2026, 2025 and 2024, (v) Consolidated Statements of Equity for the years ended June 30, 2026, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements.
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

August 21, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Signature and Title
JENNIFER A. PARMENTIER, Chairman and Chief Executive Officer; ANGELA R. IVES, Principal Accounting Officer; DENISE RUSSELL FLEMING, Director; LANCE M. FRITZ, Director; LINDA A. HARTY, Director; KEVIN A. LOBO, Director; E. JEAN SAVAGE, Director; LAURA K. THOMPSON, Director; JAMES R. VERRIER, Director; JAMES L. WAINSCOTT, Director; and BETH A. WOZNIAK, Director.
Date: August 21, 2026

/s/ Todd M. Leombruno
Todd M. Leombruno, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Attorney-in-Fact for the officers and directors signing in the capacities indicated)