Form 10-Q
period 2026-09-30
Parker-Hannifin Corp
filed 2026-11-05
CIK 76334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of Common Shares outstanding at September 30, 2026: 126,096,795

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2026	2025
Net sales	$5,992	$5,084
Cost of sales	3,731	3,177
Selling, general and administrative expenses	1,065	873
Interest expense	146	101
Other expense (income), net	(87)	(107)
Income before income taxes	1,137	1,040
Income taxes	253	232
Net income	$884	$808

Earnings per share:
Basic	$7.01	$6.39
Diluted	$6.92	$6.29
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2026	2025
Net income	$884	$808

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment and other	(36)	(45)
Retirement benefits plan activity	2	4
Other comprehensive loss	(34)	(41)
Total comprehensive income	$850	$767

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In millions, except par value)
(Unaudited)

	September 30, 2026	June 30, 2026
Assets
Current assets:
Cash and cash equivalents	$711	$501
Trade accounts receivable, net of allowances of $8 and $7	3,492	3,170
Non-trade and notes receivable	334	303
Inventories	3,640	3,166
Prepaid expenses	298	355
Other current assets	226	200
Total current assets	8,701	7,695
Property, plant and equipment, net of accumulated depreciation of $4,682 and $4,625	3,425	3,020
Deferred income taxes	231	238
Other long-term assets	1,668	1,535
Intangible assets, net	11,686	7,280
Goodwill	16,216	11,109
Total assets	$41,927	$30,877

Liabilities and equity
Current liabilities:
Notes payable and current portion of long-term debt	$4,744	$1,754
Accounts payable, trade	2,673	2,439
Accrued payrolls and other compensation	475	658
Other current liabilities	1,327	1,245
Total current liabilities	9,219	6,096
Long-term debt	12,734	6,766
Pensions and other postretirement benefits	237	224
Deferred income taxes	2,856	1,630
Other long-term liabilities	811	748
Total liabilities	25,857	15,464
Equity
Shareholders’ equity:
Serial preferred stock, $.50 par value; authorized 3.0 shares; none issued	—	—
Common stock, $.50 par value; authorized 600.0 shares; issued 181.0 shares	91	91
Additional paid-in capital	876	818
Retained earnings	25,119	24,487
Accumulated other comprehensive loss	(837)	(803)
Treasury shares at cost: 54.9 shares and 55.0 shares	(9,281)	(9,189)
Total shareholders’ equity	15,968	15,404
Noncontrolling interests	102	9
Total equity	16,070	15,413
Total liabilities and equity	$41,927	$30,877
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net income	$884	$808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	97	92
Amortization	189	140
Stock-based compensation expense	82	80
Deferred income taxes	24	3
Pensions and other postretirement benefits, net	(24)	(18)
Other, net	(3)	(20)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(9)	76
Inventories	(232)	(163)
Other assets	(51)	(55)
Accounts payable, trade	81	(6)
Other liabilities	(228)	(182)
Income taxes	(58)	27
Net cash provided by operating activities	752	782
Cash flows from investing activities
Acquisitions, net of cash acquired	(9,102)	(1,013)
Capital expenditures	(109)	(89)
Proceeds from sale of property, plant and equipment	22	6
Other, net	3	18
Net cash used in investing activities	(9,186)	(1,078)
Cash flows from financing activities
Payments for common shares	(118)	(522)
Proceeds from notes payable, net	1,785	1,057
Proceeds from borrowings	12,478	—
Payments for borrowings	(5,257)	(1)
Dividends paid	(252)	(228)
Other, net	1	—
Net cash provided by financing activities	8,637	306
Effect of exchange rate changes on cash	7	(4)
Net change in cash and cash equivalents	210	6
Cash and cash equivalents at beginning of year	501	467
Cash and cash equivalents at end of period	$711	$473
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(In millions, except per share amounts or as otherwise noted)
Note 1. Basis of Presentation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2026, the results of operations for the three months ended September 30, 2026 and 2025 and cash flows for the three months then ended. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2026 Annual Report on Form 10-K.
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries.
Note 2. Recent Accounting Pronouncements
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
In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements," which includes amendments intended to more closely align hedge accounting with the underlying economics of the Company’s risk management activities. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures and consolidated financial statements.
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
Note 3. Revenue Recognition
Revenue is derived primarily from the sale of products in the aerospace and defense, in-plant and industrial equipment, transportation, off-highway, energy and HVAC and refrigeration markets. A majority of the Company’s revenues are recognized at a point in time. However, a portion of the Company’s revenues are recognized over time.

Disaggregation of Revenue
The following table presents disaggregated revenue by technology platform for the Diversified Industrial segment and by market for the Aerospace Systems segment:

	Three Months Ended
	September 30,
	2026	2025
Diversified Industrial
Motion Systems	$926	$824
Flow and Process Control	1,335	1,158
Filtration and Engineered Materials	1,891	1,461
Total Diversified Industrial	4,152	3,443
Aerospace Systems
Commercial original equipment manufacturer ("OEM")	642	539
Commercial aftermarket	671	594
Defense OEM	323	294
Defense aftermarket	231	214
Total Aerospace Systems	1,867	1,641
Corporate	(27)	—
Total net sales	$5,992	$5,084
Total revenues by geographic region based on the Company's selling operations' location:

	Three Months Ended
	September 30,
	2026	2025
North America	$4,015	$3,450
EMEA	1,104	960
Asia Pacific	818	616
Latin America	55	58
Total net sales	$5,992	$5,084
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
Total contract assets and contract liabilities are as follows:

	September 30, 2026	June 30, 2026
Contract assets, current (included within other current assets)	$218	$196
Contract assets, noncurrent (included within other long-term assets)	12	15
Total contract assets	230	211
Contract liabilities, current (included within other current liabilities)	(197)	(192)
Contract liabilities, noncurrent (included within other long-term liabilities)	(91)	(95)
Total contract liabilities	(288)	(287)
Net contract liabilities	$(58)	$(76)
Net contract liabilities at September 30, 2026 decreased from the June 30, 2026 amount primarily due to timing differences between when revenue was recognized and the receipt of advance payments. During the three months ended September 30, 2026, approximately $83 million of revenue was recognized that was included in the contract liabilities at June 30, 2026.
Remaining Performance Obligations
Our backlog represents written firm orders from a customer to deliver products and, in the case of blanket purchase orders, only includes the portion of the order for which a schedule or release date has been agreed to with the customer. We believe our backlog represents our unsatisfied or partially unsatisfied performance obligations. Backlog at September 30, 2026 was $13.7 billion, of which approximately 72% is expected to be recognized as revenue within the next 12 months and the balance thereafter.
Note 4. Acquisitions and Divestitures
Acquisitions
CIRCOR Aerospace
On May 21, 2026, the Company announced that it entered into a definitive agreement to acquire the commercial and defense aerospace business of CIRCOR International, Inc. ("CIRCOR Aerospace") for approximately $2.55 billion in cash. CIRCOR Aerospace designs, manufactures and supports highly engineered and proprietary flight-critical motion and flow control products for commercial aircraft and defense applications and is complementary to Parker’s existing aerospace and defense product lines. The transaction is subject to customary closing conditions, including receipt of applicable regulatory approvals, and is expected to close during calendar year 2026.
Filtration Group Corporation
On August 13, 2026, we acquired all outstanding stock of Filtration Group Corporation ("FGC") from Madison Industries for approximately $9.1 billion, net of cash acquired. FGC is a global provider of proprietary and complementary filtration technologies for critical applications and expands our presence across the life sciences, HVAC and refrigeration, and in-plant and industrial market verticals. For segment reporting purposes, FGC is included within the Diversified Industrial segment.
The acquisition of FGC has been accounted for using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recognized at their respective fair values as of the acquisition date. The following table presents the preliminary estimated fair values of FGC's assets acquired and liabilities assumed on the acquisition date. These preliminary estimates are subject to revision during the measurement period, not to exceed 12 months from the date of the acquisition, as third-party valuations are finalized, additional information becomes available and as additional analysis is performed. Such revisions may have a material impact on the preliminary purchase price allocation.

August 13, 2026
Cash and cash equivalents	$204
Accounts receivable	321
Inventories	244
Prepaid expenses	19
Other current assets	4
Intangible assets	4,630
Property, plant and equipment	412
Other long-term assets	127
Accounts payable, trade	(151)
Other current liabilities	(266)
Deferred income taxes	(1,202)
Other long-term liabilities	(99)
Noncontrolling interests	(92)
Net assets acquired	4,151
Goodwill	5,153
Total purchase price	$9,304

Goodwill is calculated as the excess of the purchase price over the net assets acquired and represents cost synergies and enhancements to our existing technologies. For tax purposes, FGC's goodwill is not deductible. The intangible assets primarily include $4,120 million of customer relationships, $314 million of patents and technology and $196 million of trademarks, with weighted-average estimated useful lives of 16, 15 and 5 years, respectively. These intangible assets were valued using the income approach, which includes significant assumptions around future revenue growth, earnings before interest, taxes, depreciation and amortization, royalty rates and discount rates. Such assumptions are classified as level 3 inputs within the fair value hierarchy.
Our Consolidated Statements of Income for the first three months of fiscal 2027 include the results of operations of FGC from the date of acquisition. Net sales attributable to FGC during this period were $281 million and segment operating results were immaterial.
The following table presents unaudited pro forma information as if the acquisition had occurred on July 1, 2025.

	Three Months Ended
	September 30,
(Unaudited)	2026	2025
Net sales	$6,226	$5,587
Net income attributable to common shareholders	899	651
These unaudited pro forma results reflect the combined historical results of Parker and FGC, adjusted for amortization of acquired intangible assets and other preliminary purchase accounting effects, the impact of the assumed financing and the related income tax effects. Acquisition-related transaction costs, net of tax, of $79 million, together with other nonrecurring acquisition-related items that were not material, are included in the earliest period presented. The pro forma information is not necessarily indicative of the results that would have been achieved had the acquisition occurred on July 1, 2025, or that may be achieved in future periods.
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
The acquisition of Curtis has been accounted for using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recognized at their respective fair values as of the acquisition date. During the measurement period, which ended in September 2026, measurement period adjustments were made to finalize the fair value estimates based on final valuations received and did not have a material impact on the purchase price allocation. The following table presents the final estimated fair values of Curtis's assets acquired and liabilities assumed on the acquisition date.

September 18, 2025
Cash and cash equivalents	$53
Accounts receivable	38
Inventories	74
Prepaid expenses	4
Intangible assets	551
Property, plant and equipment	53
Other long-term assets	22
Accounts payable, trade	(32)
Other current liabilities	(21)
Deferred income taxes	(139)
Other long-term liabilities	(24)
Net assets acquired	579
Goodwill	488
Total purchase price	$1,067

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
Acquisition-related Costs
Acquisition-related costs totaled $78 million for the first three months of fiscal 2027, of which $23 million represented amortization expense related to the step-up in inventory to fair value resulting from the FGC acquisition. These costs are included in selling, general and administrative expenses and cost of sales, respectively, in the Consolidated Statements of Income.
Divestitures
We continually assess our existing businesses and may divest those that are not considered to be a good long-term strategic fit for the Company. There were no significant divestitures completed during the three months ended September 30, 2026 and 2025.
Note 5. Earnings Per Share
The following table presents a reconciliation of the numerator and denominator of basic and diluted earnings per share (shares in millions):

	Three Months Ended
	September 30,
	2026	2025
Numerator:
Net income	$884	$808
Denominator:
Basic - weighted average common shares	126.1	126.5
Dilutive effect of equity-based awards	1.7	1.9
Diluted - weighted-average common shares	127.8	128.4

Basic earnings per share(1)	$7.01	$6.39
Diluted earnings per share(1)	$6.92	$6.29

(1) Figures in the table may not recalculate exactly due to rounding. Earnings per share is computed using unrounded numbers.
For the three months ended September 30, 2026 and 2025, 0.1 million and 0.1 million common shares subject to equity-based awards, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
Note 6. Non-Trade and Notes Receivable
The non-trade and notes receivable caption in the Consolidated Balance Sheets is comprised of the following components:

	September 30, 2026	June 30, 2026
Notes receivable	$60	$60
Accounts receivable, other	274	243
Total	$334	$303

Note 7. Inventories
The inventories caption in the Consolidated Balance Sheets is comprised of the following components:

	September 30, 2026	June 30, 2026
Finished products	$990	$849
Work in process	1,869	1,678
Raw materials	781	639
Total	$3,640	$3,166
Note 8. Supply Chain Financing
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
Amounts due to our suppliers that elected to participate in the SCF programs are included in accounts payable, trade on the Consolidated Balance Sheets and payments made under the SCF programs are included within operating activities on the Consolidated Statements of Cash Flows. Accounts payable, trade included approximately $285 million and $262 million payable to suppliers who have elected to participate in the SCF programs as of September 30, 2026 and June 30, 2026, respectively. The amounts settled through the SCF programs and paid to the participating financial intermediaries totaled $223 million and $147 million during the first three months of fiscal 2027 and 2026, respectively.
Note 9. Business Realignment
We incurred business realignment charges in the first three months of fiscal 2027 and 2026, which included severance costs related to actions taken under the Company's simplification initiative aimed at reducing organizational and process complexity, as well as plant closures. In both fiscal 2027 and 2026, a majority of the business realignment charges were incurred in EMEA. We believe the realignment actions will positively impact future results of operations, but will not have a material effect on liquidity and sources and uses of capital.
Business realignment charges by business segment are as follows:

	Three Months Ended
	September 30,
	2026	2025
Diversified Industrial	$17	$14
Aerospace Systems	—	1
The business realignment charges are presented in the Consolidated Statements of Income as follows:

	Three Months Ended
	September 30,
	2026	2025
Cost of sales	$7	$9
Selling, general and administrative expenses	10	6
During the first three months of fiscal 2027, approximately $16 million in payments were made relating to business realignment charges. Remaining payments related to business realignment actions of approximately $33 million, a majority of which are expected to be paid within the next twelve months, are primarily reflected within the accrued payrolls and other compensation and other current liabilities captions in the Consolidated Balance Sheets. We expect to incur approximately $75 million in business realignment charges within the Diversified Industrial segment during the remainder of fiscal 2027 related to the actions described above. Continually changing business conditions could impact the ultimate costs we incur.

Note 10. Equity
Changes in equity for the three months ended September 30, 2026 and 2025 are as follows:

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non- controlling Interests	Total Equity
Balance at June 30, 2026	126.1	$91	$818	$24,487	$(803)	$(9,189)	$9	$15,413
Net income	—	—	—	884	—	—	—	884
Other comprehensive loss	—	—	—	—	(34)	—	—	(34)
Dividends paid ($2.00 per share)	—	—	—	(252)	—	—	—	(252)
Stock incentive plan activity	0.1	—	58	—	—	(17)	—	41
Acquisition activity	—	—	—	—	—	—	92	92
Other	—	—	—	—	—	—	1	1
Shares purchased at cost, including excise tax	(0.1)	—	—	—	—	(75)	—	(75)
Balance at September 30, 2026	126.1	$91	$876	$25,119	$(837)	$(9,281)	$102	$16,070

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non- controlling Interests	Total Equity
Balance at June 30, 2025	126.7	$91	$194	$21,775	$(883)	$(7,495)	$9	$13,691
Net income	—	—	—	808	—	—	—	808
Other comprehensive loss	—	—	—	—	(41)	—	—	(41)
Dividends paid ($1.80 per share)	—	—	—	(228)	—	—	—	(228)
Stock incentive plan activity(1)	0.1	—	629	—	—	(594)	—	35
Shares purchased at cost, including excise tax	(0.6)	—	—	—	—	(479)	—	(479)
Balance at September 30, 2025	126.2	$91	$823	$22,355	$(924)	$(8,568)	$9	$13,786

(1) During the three months ended September 30, 2025, the Company recorded a $578 million reclassification between Treasury Shares and Additional Paid-in Capital to correct the historical accounting for shares withheld for taxes related to equity compensation issuances. The Company concluded the out-of-period adjustment was not material to the three months ended September 30, 2025 or any prior periods.

Changes in accumulated other comprehensive loss within Parker's shareholders' equity by component are as follows:

	Three Months Ended
	September 30,
	2026	2025
Foreign Currency Translation Adjustment and Other
Beginning balance	$(793)	$(717)
Other comprehensive income (loss) before reclassifications	(21)	(49)
Income tax	(15)	4
Other comprehensive income (loss), net of tax	(36)	(45)
Ending balance	$(829)	$(762)
Retirement Benefit Plans
Beginning balance	$(10)	$(166)
Other comprehensive income (loss) before reclassifications	1	2
Reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss and other(1)	1	3
Tax benefit	—	(1)
Other comprehensive income (loss), net of tax	2	4
Ending balance	$(8)	$(162)
Total accumulated other comprehensive loss ending balance	$(837)	$(924)

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
Under our share repurchase programs, the Company repurchased 0.1 million and 0.6 million shares for $75 million and $475 million during the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, 18.8 million shares remained available under the repurchase authorization.
Note 11. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended September 30, 2026 are as follows:

	Diversified Industrial Segment	Aerospace Systems Segment	Total
Balance at June 30, 2026	$8,162	$2,947	$11,109
Acquisitions	5,155	—	5,155
Foreign currency translation	(39)	(9)	(48)
Balance at September 30, 2026	$13,278	$2,938	$16,216

Intangible assets are amortized using the straight-line method over their legal or estimated useful lives. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets:

	September 30, 2026		June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and technology	$2,649	$699	$2,338	$666
Trade names	1,278	567	1,085	550
Customer relationships and other	12,495	3,470	8,404	3,331
Total	$16,422	$4,736	$11,827	$4,547
Total intangible asset amortization expense for the three months ended September 30, 2026 and 2025 was $189 million and $140 million, respectively.
The estimated future amortization expense for intangible assets over the next five fiscal years as of September 30, 2026 is as follows:

2027 (excluding the three months ended September 30, 2026)	$676
2028	892
2029	871
2030	822
2031	778
The increase in goodwill and intangible assets in fiscal 2027 relates to the acquisition of FGC. Refer to Note 4 for more information.

Note 12. Retirement Benefits
The components of net periodic benefit cost (credit) for our defined benefit pension and other postretirement plans were as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2026	2025	2026	2025	2026	2025
Service cost	$4	$6	$5	$6	$—	$—
Interest cost	41	42	18	18	1	1
Expected return on plan assets	(56)	(58)	(26)	(23)	—	—
Amortization of prior service cost	1	1	—	—	—	—
Amortization of net actuarial loss (gain)	—	1	1	2	(1)	(1)
Net periodic benefit cost (credit)	$(10)	$(8)	$(2)	$3	$—	$—
Components of net periodic benefit cost (credit), other than service cost, are included in other expense (income), net in the Consolidated Statements of Income.
Note 13. Debt
The following table summarizes the components of long-term debt:

(Maturity dates reflect fiscal years)	September 30, 2026	June 30, 2026
Domestic:
4.20% Fixed-rate medium term notes, due 2035	$500	$500
6.25% Fixed-rate medium term notes, due 2038	325	325
4.45% Fixed-rate medium term notes, due 2045	500	500
3.25% Senior Notes, due 2027	700	700
4.25% Senior Notes, due 2028	1,200	1,200
4.75% Senior Notes, due 2029	525	—
3.25% Senior Notes, due 2029	1,000	1,000
4.875% Senior Notes, due 2030	500	—
4.50% Senior Notes, due 2030	1,000	1,000
5.125% Senior Notes, due 2032	750	—
5.30% Senior Notes, due 2034	625	—
4.10% Senior Notes, due 2047	600	600
4.00% Senior Notes, due 2049	800	800
Term Loan Facility, due 2030	2,500	—
Foreign:
2.90% Euro Senior Notes, due 2030	795	800
3.80% Euro Senior Notes, due 2030	795	—
4.04% Euro Senior Notes, due 2032	908	—
4.375% Euro Senior Notes, due 2036	596	—
Other long-term debt (includes finance leases)	102	92
Deferred debt issuance costs	(81)	(45)
Total	14,640	7,472
Less: Current portion of long-term debt	1,906	706
Long-term debt	$12,734	$6,766
2027 Credit Facility
On September 10, 2026, the Company entered into a Three-Year Term Loan Agreement (the "2027 Credit Facility"), which provides for a delayed draw term loan facility in the aggregate principal amount of up to $2.0 billion. The proceeds of the 2027 Credit Facility, if and to the extent drawn, are expected to be used by the Company to finance a portion of the consideration for the pending acquisition of CIRCOR Aerospace or for general corporate purposes, which may include the prepayment or repayment of existing indebtedness. The 2027 Credit Facility matures three years following the date of the initial funding of all or a portion of the applicable delayed draw term loan. Borrowings under the 2027 Credit Facility are expected to bear interest at a secured overnight financing rate plus an applicable margin, and we are obligated to pay certain fees on the undrawn portion of the commitments until the closing of the CIRCOR Aerospace acquisition or other termination of the commitments. As of September 30, 2026, the Company has not borrowed any funds under the 2027 Credit Facility.
2026 Credit Facilities
During fiscal 2026, the Company entered into a 364-Day Term Loan Agreement and a Three-Year Term Loan Agreement, which provide for senior unsecured delayed draw term loan facilities in aggregate principal amounts of $5.25 billion and $2.50 billion, respectively (together, the “2026 Credit Facilities”). On August 13, 2026, the Company borrowed the full $7.75 billion aggregate amount available under the 2026 Credit Facilities. Borrowings under the 2026 Credit Facilities bear interest at a secured overnight financing rate plus an applicable margin. We used the proceeds from the 2026 Credit Facilities to finance a portion of the consideration for the FGC acquisition. In September 2026, we repaid the 364-Day Term Loan in full and terminated the agreement. The Three-Year Term Loan Agreement matures three years following August 13, 2026.
Senior Notes
On September 14, 2026, the Company issued $2.4 billion in aggregate principal amount of senior notes (the “U.S. Notes”), with interest rates ranging from 4.75% to 5.30% and maturity dates ranging from fiscal 2029 to 2034. Interest payments are due semi-annually.
On September 14, 2026, the Company issued €2.025 billion in aggregate principal amount of senior notes (the “Euro Notes”), with interest rates ranging from 3.80% to 4.375% and maturity dates ranging from fiscal 2030 to 2036. Interest payments are due annually in March, commencing in March 2027.
Debt issuance costs related to the U.S. Notes and Euro Notes were approximately $35 million and will be amortized over the respective debt terms.
Revolving Credit Agreement and Commercial Paper
On September 4, 2026, the Company entered into a new revolving credit agreement, which replaces the previous amended and restated revolving credit agreement and provides for an increase in the total line of credit to $5.0 billion. The Company also increased the size of its commercial paper program to $5.0 billion. The revolving credit agreement expires in September 2031; however, we have the right to request an extension of up to one year. The revolving credit agreement supports our commercial paper program, and issuances of commercial paper reduce the amount of credit available under the revolving credit agreement. As of September 30, 2026 and June 30, 2026, there were no borrowings outstanding under the revolving credit agreement.
Notes payable and current portion of long-term debt on the Consolidated Balance Sheets includes commercial paper notes outstanding of $2.8 billion and $1.0 billion as of September 30, 2026 and June 30, 2026, respectively, with a weighted-average interest rate of 4.0% and 3.9%.
Maturities of Long-Term Debt
Principal amounts of long-term debt payable, excluding the amortization of debt issuance costs, in the next five fiscal years as of September 30, 2026 are as follows:

2027 (excluding the three months ended September 30, 2026)	$707
2028	1,208
2029	1,533
2030	5,596
2031	5

Note 14. Income Taxes
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts reflected in the financial statements. As of September 30, 2026, we had gross unrecognized tax benefits of $106 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $85 million. The accrued interest and accrued penalties related to the gross unrecognized tax benefits, excluded from the amount above, is $25 million and $2 million, respectively.
We file income tax returns in the United States and in various foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. We are open to assessment on our U.S. federal income tax returns by the Internal Revenue Service for fiscal years after 2013, and our state and local returns for fiscal years after 2018. We are also open to assessment for significant foreign jurisdictions for fiscal years after 2014.
Note 15. Financial Instruments
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
Net Investment Hedges
The Company uses cross-currency swap contracts and foreign currency denominated debt, a non-derivative financial instrument, to hedge portions of the Company's investments in foreign subsidiaries and manage foreign exchange risk. The effect of translating the debt into U.S. dollars is recorded in foreign currency translation within accumulated other comprehensive loss and remains there until the underlying net investment is sold or substantially liquidated. For the cross-currency swap contracts that are designated as, and qualify as, net investment hedges, we assess the effectiveness using the spot method and the net gains or losses attributable to changes in the spot rate are recorded in foreign currency translation within accumulated other comprehensive loss. Any ineffective portions of the net investment hedges are reclassified from accumulated other comprehensive loss into earnings through interest expense during the period of change. During the three months ended September 30, 2026 and 2025, the periodic interest settlements related to the cross-currency swaps were not material.
As of both September 30, 2026 and June 30, 2026, the aggregate notional amounts of cross-currency swap contracts designated as hedging instruments were €69 million, €290 million and ¥2.1 billion.
The Euro Notes issued in September 2026, together with the €700 million aggregate principal amount of 2.90% Euro Senior Notes due 2030, have been designated as hedges of the Company’s net investment in certain foreign subsidiaries.
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

Financial Statement Impact
Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. The location and fair value of derivative financial instruments reported on the Consolidated Balance Sheets are as follows:

	Balance Sheet Caption	September 30, 2026	June 30, 2026
Net investment hedges
Cross-currency swap contracts	Other long-term assets	$6	$7
Cross-currency swap contracts	Other long-term liabilities	14	17
Non-designated derivative contracts
Forward exchange contracts	Non-trade and notes receivable	23	22
Forward exchange contracts	Other current liabilities	9	5
The cross-currency swap and forward exchange contracts are reflected on a gross basis in the Consolidated Balance Sheets. The Company has not entered into any master netting arrangements.
Gains (losses) on derivative financial instruments were recorded in the Consolidated Statements of Income as follows:

	Three Months Ended
	September 30,
	2026	2025
Forward exchange contracts	$8	$8
Gains (losses) on derivative and non-derivative financial instruments that were recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets are as follows:

	Three Months Ended
	September 30,
	2026	2025
Cross-currency swap contracts	$—	$2
Foreign currency denominated debt	44	(1)
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
The carrying value of long-term debt, including the current portion and excluding the impact of net unamortized debt issuance costs, and the estimated fair value are as follows:

	September 30, 2026	June 30, 2026
Carrying value of long-term debt	$14,721	$7,517
Estimated fair value of long-term debt	14,012	7,144
The fair value of long-term debt is classified within level 2 of the fair value hierarchy.
A summary of derivative assets and liabilities that were measured at fair value on a recurring basis are as follows:

	September 30, 2026				June 30, 2026
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets	$29	$—	$29	$—	$29	$—	$29	$—
Derivative liabilities	23	—	23	—	22	—	22	—

The calculation of fair value for cross-currency swaps and forward contracts utilizes market observable inputs including both spot and forward prices for the same underlying currencies. The calculation of fair value of the cross-currency swap contracts also utilizes a present value cash flow model.
Note 16. Business Segment Information
The Company operates in two reportable business segments: Diversified Industrial and Aerospace Systems. Both segments utilize eight core technologies, including hydraulics, pneumatics, electromechanical, filtration, fluid and gas handling, process control, engineered materials and climate control, to drive superior customer problem solving and value creation.
The Diversified Industrial segment is an aggregation of several business units that design, manufacture, and provide aftermarket support for highly engineered solutions that create value for customers primarily in aerospace and defense, in-plant and industrial equipment, transportation, off-highway, energy, and HVAC and refrigeration markets around the world. Diversified Industrial segment products are marketed directly to OEMs and independent distributors through field sales employees.
The Aerospace Systems segment designs, manufactures, and provides aftermarket support for highly engineered airframe and engine solutions for both OEMs and end users. Our components and systems are utilized across commercial transport, defense fixed wing, business jets, regional transport, helicopter and energy applications. Aerospace Systems segment products are marketed by field sales employees and are sold directly to manufacturers and end users.
The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM uses segment operating income as a measure to assess performance, drive decisions and allocate human and financial capital to our reportable segments. Annual plan, monthly forecasts and prior year results are continually compared to this measure when evaluating performance.
Segment operating income is measured as segment sales less other segment items. Other segment items are primarily comprised of cost of sales; selling, general and administrative expenses; and income related to equity method investments. Management further excludes certain items that are managed on a consolidated basis, including certain items presented within net sales, cost of sales and selling, general and administrative expenses in the Consolidated Statement of Income. These items include corporate general and administrative expenses, stock-based compensation and acquisition-related transaction costs. For business segment reporting purposes, corporate general and administrative expenses are presented as a separate reconciling item, and stock-based compensation and acquisition-related transaction costs are reported within other, net.

	Three Months Ended
	September 30,
	2026	2025
Net sales
Diversified Industrial	$4,152	$3,443
Aerospace Systems	1,867	1,641
Total segment sales	6,019	5,084
Corporate (1)	(27)	—
Total net sales	$5,992	$5,084
Other Segment Items
Diversified Industrial	$3,180	$2,622
Aerospace Systems	1,370	1,230
Total other segment items	$4,550	$3,852
Segment Operating Income:
Diversified Industrial	$972	$821
Aerospace Systems	497	411
Total segment operating income	1,469	1,232
Corporate general and administrative expenses	58	49
Income before interest expense and other, net	1,411	1,183
Interest expense	146	101
Other, net	128	42
Income before income taxes	$1,137	$1,040

(1) Corporate includes International Emergency Economic Powers Act ("IEEPA") tariff-related returns to customers.

	Assets
	September 30, 2026	June 30, 2026
Diversified Industrial	$27,908	$17,001
Aerospace Systems	12,206	12,180
Corporate	1,813	1,696
Total	$41,927	$30,877

	Property Additions		Depreciation		Amortization

	Three Months Ended September 30,
	2026	2025	2026	2025	2026	2025
Diversified Industrial	$77	$74	$69	$59	$113	$64
Aerospace Systems	31	12	24	30	76	76
Corporate	1	3	4	3	—	—
Total	$109	$89	$97	$92	$189	$140

Note 17. Other Expense (Income), Net
The table below includes the components of other expense (income), net in the Consolidated Statements of Income:

	Three Months Ended
	September 30,
	2026	2025
Foreign currency transaction (gain) loss	$(1)	$(7)
Income related to equity method investments(1)	(55)	(58)
Non-service net periodic benefit cost (credit)(2)	(21)	(17)
Insurance-related charges (recoveries)	—	(20)
Other items, net	(10)	(5)
Total other expense (income), net	$(87)	$(107)

(1) Equity method investments consist of investments in joint venture companies in which ownership is 50% or less and in which the Company does not have operating control. Sales to and services performed for joint venture companies totaled $29 million and $27 million for the three months ended September 30, 2026 and 2025, respectively. We received cash dividends from joint venture companies of $47 million and $59 million during the three months ended September 30, 2026 and 2025, respectively.

(2) For further discussion of non-service components of net periodic benefit cost (credit) refer to Note 12.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative, from management's perspective, on our financial condition and results of operations. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes in Item 1 in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2026. As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "Company", "Parker", "we" or "us" refer to Parker-Hannifin Corporation and its subsidiaries. Dollars are presented in millions, except per share amounts or as otherwise noted.
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

Consolidated Results
The following discussion and accompanying table provide an analysis of our operating performance for the three months ended September 30, 2026 and 2025, with selected Consolidated Statements of Income line items expressed as a percentage of revenue to enhance comparability between periods.

	Three Months Ended
	September 30,
	2026	2025
Net sales	$5,992	$5,084
Gross profit margin	37.7%	37.5%
Selling, general and administrative expenses	$1,065	$873
Selling, general and administrative expenses, as a percent of sales	17.8%	17.2%
Interest expense	$146	$101
Other expense (income), net	$(87)	$(107)
Effective tax rate	22.3%	22.3%
Net income	$884	$808
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

Three Months Ended
September 30, 2026
Reported sales growth	17.9%
Less: currency & other (1)	(0.5)%
Less: acquisitions	6.9%
Organic sales growth	11.5%

(1) The Other component of the Currency & Other consists entirely of IEEPA tariff-related returns to customers recorded at Corporate. These returns reduced total net sales growth by 0.5% and are excluded from organic sales growth.

Net sales in the current-year quarter increased by $908 million, or 17.9%, compared to the prior-year quarter, primarily due to higher organic sales in both segments and incremental sales associated with the FGC and Curtis acquisitions. Incremental net sales from acquisitions were approximately $349 million in the current-year quarter. These changes are discussed in more detail within the business segment results section below.
Gross Profit Margin
Gross profit margin is calculated as net sales less cost of sales, divided by net sales, and increased in the current-year quarter compared to the prior-year quarter, due to higher gross profit margins in both segments. The increase was primarily driven by higher sales volume and favorable mix, partially offset by higher inventory step-up amortization related to the FGC acquisition.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") increased in the current-year quarter compared to the prior-year quarter, primarily due to incremental SG&A costs associated with the acquisition of FGC, higher intangible asset amortization and higher acquisition-related transaction costs. To a lesser extent, the current-year quarter was also impacted by higher acquisition integration expenses and higher R&D expenses.

Interest Expense
Interest expense increased during the current-year quarter compared to the prior-year quarter, primarily due to higher average debt outstanding.
Other Expense (Income), Net

	Three Months Ended
	September 30,
	2026	2025
Foreign currency transaction (gain) loss	$(1)	$(7)
Income related to equity method investments	(55)	(58)
Non-service net periodic benefit cost (credit)	(21)	(17)
Insurance-related charges (recoveries)	—	(20)
Other items, net	(10)	(5)
Total other expense (income), net	$(87)	$(107)
Income Taxes
The effective tax rate for both the current-year and prior-year quarters was greater than the U.S. federal statutory rate of 21% due to foreign tax effects and state and local income taxes net of federal benefit, which were partially offset by tax benefits from the foreign-derived deduction eligible income and stock-based compensation. Additionally, the current-year quarter tax rate was impacted by other one time discrete tax costs.
The fiscal 2027 effective tax rate is expected to be approximately 22.5%.

Business Segment Information
The following segment information is presented on a basis that is consistent with the manner in which the Company's various businesses are managed for internal review and decision-making.

	Three Months Ended
	September 30,
	2026	2025
Net sales
Diversified Industrial	$4,152	$3,443
Aerospace Systems	1,867	1,641
Total segment sales	6,019	5,084
Corporate (1)	(27)	—
Total net sales	$5,992	$5,084
Segment operating income
Diversified Industrial	$972	$821
Aerospace Systems	497	411
Total segment operating income	1,469	1,232
Corporate general and administrative expenses	58	49
Income before interest expense and other, net	1,411	1,183
Interest expense	146	101
Other, net	128	42
Income before income taxes	$1,137	$1,040

(1) Corporate includes IEEPA tariff-related returns to customers.
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
Diversified Industrial

	Three Months Ended
	September 30,
	2026	2025
North America businesses
Net sales	$2,445	$2,044
Segment operating income	562	507
Segment operating margin	23.0%	24.8%
International businesses
Net sales	$1,707	$1,399
Segment operating income	410	314
Segment operating margin	24.0%	22.4%
Total Diversified Industrial
Net sales	$4,152	$3,443
Segment operating income	972	821
Segment operating margin	23.4%	23.8%

Net Sales
The Diversified Industrial segment operations experienced the following percentage changes in net sales:

	Three Months Ended September 30, 2026
	North America	International	Total
Reported sales growth	19.6%	22.0%	20.6%
Less: currency	0.1%	0.2%	0.2%
Less: acquisitions	10.1%	10.2%	10.1%
Organic sales growth	9.4%	11.6%	10.3%
Diversified Industrial sales in the current-year quarter increased $709 million, or 20.6%, compared to the prior-year quarter. The impact of the FGC and Curtis acquisitions increased sales by approximately $349 million in the current-year quarter. Organic sales growth relating to our North American businesses in the current-year quarter increased by 9.4%, or $192 million, driven by demand across all key market verticals, especially the in-plant and industrial equipment, aerospace and defense, transportation and off-highway markets. Organic sales growth within our international businesses in the current-year quarter increased by 11.6%, or $162 million, primarily due to higher sales in the Asia Pacific region, where we experienced higher demand within the electronics and semiconductor and in-plant and industrial equipment markets.
Segment Operating Margin
Diversified Industrial operating margin decreased by 40 basis points in the current-year quarter compared to the prior-year quarter. Within the North America businesses, segment operating margin decreased by 180 basis points, primarily driven by higher amortization expense of acquired intangibles, acquisition integration charges and amortization of step-up in inventory to fair value related to the acquisition of FGC, partially offset by higher sales volume, favorable product mix and pricing. Within the International businesses, segment operating margin increased by 160 basis points, primarily due to higher sales volume, favorable product mix and pricing, partially offset by higher amortization expense of acquired intangibles and amortization of step-up in inventory to fair value related to the acquisition of FGC.
We expect to incur approximately $75 million and $35 million in business realignment and acquisition integration charges, respectively, during the remainder of fiscal 2027. Continually changing business conditions could impact the ultimate costs we incur.
Backlog

	September 30, 2026	June 30, 2026	September 30, 2025
Backlog	$5,016	$4,332	$3,622
Diversified Industrial backlog, as of September 30, 2026, increased from June 30, 2026 and the prior-year quarter, primarily due to the addition of FGC backlog as well as orders exceeding shipments in both the North America and International businesses.
Aerospace Systems

	Three Months Ended
	September 30,
	2026	2025
Net sales	$1,867	$1,641
Segment operating income	497	411
Segment operating margin	26.6%	25.0%

Net Sales
The Aerospace Systems segment operations experienced the following percentage changes in net sales:

Three Months Ended September 30, 2026
Reported sales growth	13.8%
Less: currency	(0.1)%
Organic sales growth	13.9%
Aerospace Systems sales increased in the current-year quarter compared to prior-year quarter, due to higher volume across all market segments, especially in the commercial OEM and aftermarket market segments.
Segment Operating Margin
Aerospace Systems operating margin increased by 160 basis points in the current-year quarter compared to the prior-year quarter, primarily driven by higher sales volume and productivity gains, partially offset by unfavorable mix. Benefits from cost containment initiatives also contributed to the increase in margins, to a lesser extent.
Backlog

	September 30, 2026	June 30, 2026	September 30, 2025
Backlog	$8,684	$8,498	$7,716
Aerospace Systems backlog as of September 30, 2026, increased from June 30, 2026 and the prior-year quarter primarily due to orders exceeding shipments in all market segments.
Corporate general & administrative expenses

	Three Months Ended
	September 30,
	2026	2025
Corporate general and administrative expense	$58	$49
Corporate general and administrative expense, as a percent of sales	1.0%	1.0%
Corporate general and administrative expenses primarily included salaries, benefits and incentive compensation expense, professional service fees, information technology, charitable contributions and other discretionary spending.
Other, Net

	Three Months Ended
	September 30,
	2026	2025
Foreign currency transaction (gain) loss	$(1)	$(7)
Stock-based compensation expense	82	80
Non-service net periodic benefit cost (credit)	(21)	(17)
Acquisition-related expenses	55	13
Tariff refunds, net(1)	21	—
Insurance-related charges (recoveries)	—	(20)
Other items, net	(8)	(7)
Total other, net	$128	$42

(1) During the first quarter of fiscal 2027, the Company recognized a reduction to net sales of $27 million related to IEEPA tariff-related returns to customers, partially offset by $6 million received from the U.S. government.

Liquidity and Capital Resources
We believe that we are great generators and deployers of cash. We assess our liquidity in terms of our ability to generate cash to fund our operations and meet our strategic capital deployment objectives, which include the following:
•Investing in organic growth and productivity
•Continuing our record annual dividend increases
•Strategic acquisitions that strengthen our portfolio
•Share repurchases, including repurchases under the 10b5-1 share repurchase program
We expect that our cash and cash equivalents, cash flows from operations, availability under our commercial paper program, 2027 Credit Facility, and access to capital markets will be sufficient to meet these liquidity needs for the next twelve months and the foreseeable future.
At September 30, 2026, we had cash and cash equivalents totaling $711 million, of which $585 million was held by our foreign subsidiaries. We intend to repatriate certain foreign earnings, which may result in non-federal U.S. or foreign tax liabilities. All other undistributed foreign earnings are considered to be permanently reinvested.
Cash Flows
A summary of cash flows is as follows:

	Three Months Ended
	September 30,
	2026	2025	Change
Cash provided by (used in):
Operating activities	$752	$782	$(30)
Investing activities	(9,186)	(1,078)	(8,108)
Financing activities	8,637	306	8,331
Effect of exchange rates	7	(4)	11
Net change in cash and cash equivalents	$210	$6	$204
Net cash provided by operating activities decreased $30 million in the current-year quarter compared to the prior-year quarter. The decrease was primarily driven by increased working capital requirements within accounts receivable and inventory and higher income taxes paid, partially offset by higher net income adjusted for non-cash items (including depreciation, amortization, stock-based compensation expense and deferred income taxes). Cash flows from operating activities in the current-year quarter were also negatively impacted by acquisition-related transaction costs of $55 million. We continue to focus on managing inventory and other working capital requirements.
•Days sales outstanding relating to trade accounts receivable was 51 days at September 30, 2026, 50 days at June 30, 2026 and 52 days at September 30, 2025. For purposes of the September 30, 2026 calculation, FGC sales were adjusted to reflect a full quarter of sales.
•Days supply of inventory on hand was 92 days at September 30, 2026, 86 days at June 30, 2026 and 93 days at September 30, 2025.
Net cash used in investing activities increased by $8.1 billion in the current-year quarter compared to the prior-year quarter. The increase was primarily attributable to $9.1 billion of cash paid for the FGC acquisition in current-year quarter, compared with $1.0 billion of cash paid for the Curtis acquisition in the prior-year quarter.
Net cash provided by financing activities increased by $8.3 billion in the current-year quarter compared to the prior-year quarter, primarily driven by the following:
•Net commercial paper borrowings of $1.8 billion in the current-year quarter compared to net commercial paper borrowings of $1.1 billion in prior-year quarter.
•Borrowings of $7.75 billion under the 2026 Credit Facilities in the current-year quarter, including $5.25 billion under the 364-Day Term Loan. The 364-Day Term Loan was repaid in full during the current-year quarter.
•Net proceeds from the U.S. Notes and Euro Notes issuances of $4.7 billion in the current-year quarter.

•Repurchases under our share repurchase program amounted to 0.1 million common shares for $75 million during the current-year quarter, compared to 0.6 million common shares for $475 million during the prior-year quarter.
Debt
To fund short-term liquidity needs, we utilize a commercial paper program that is supported by our revolving credit agreement.
On September 4, 2026, the Company entered into a new revolving credit agreement, which replaces the previous amended and restated revolving credit agreement and provides for an increase in the total line of credit to $5.0 billion. The Company also increased the size of its commercial paper program to $5.0 billion. The revolving credit agreement expires in September 2031; however, we have the right to request an extension up to one year. Advances from the revolving credit agreement can be used for general corporate purposes, including acquisitions, and for the refinancing of existing indebtedness. Issuances of commercial paper reduce the amount of credit available under the revolving credit agreement. As of September 30, 2026, there were no borrowings outstanding under the revolving credit agreement, and commercial paper notes outstanding were $2.8 billion. Taking into account outstanding commercial paper notes, $2.2 billion was available for borrowing under the revolving credit agreement as of September 30, 2026.
During fiscal 2026, the Company entered into the 2026 Credit Facilities, consisting of a 364-Day Term Loan Agreement and a Three-Year Term Loan Agreement that provide for senior unsecured delayed draw term loan facilities in aggregate principal amounts of $5.25 billion and $2.50 billion, respectively. On August 13, 2026, the Company borrowed the full $7.75 billion aggregate amount available under the 2026 Credit Facilities. We used the proceeds from the 2026 Credit Facilities to finance a portion of the consideration for the FGC acquisition. In September 2026, we repaid the 364-Day Term Loan in full and terminated the agreement. The Three-Year Term Loan Agreement matures three years following August 13, 2026.
On September 14, 2026, the Company issued $2.4 billion in aggregate principal amount of U.S. Notes, with interest rates ranging from 4.75% to 5.30% and maturity dates ranging from fiscal 2029 to 2034.
On September 14, 2026, the Company issued €2.025 billion in aggregate principal amount of Euro Notes, with interest rates ranging from 3.80% to 4.375% and maturity dates ranging from fiscal 2030 to 2036.
The Company used the net proceeds from the U.S. Notes and Euro Notes, together with cash on hand, to repay the borrowings under the 364-Day Term Loan Agreement.
On September 10, 2026, the Company entered into the 2027 Credit Facility, which provides for a delayed draw term loan facility in the aggregate principal amount of up to $2.0 billion. Proceeds from the 2027 Credit Facility, if and to the extent drawn, are expected to be used by the Company to finance a portion of the consideration for the Company's pending acquisition of CIRCOR Aerospace or for general corporate purposes, which may include the prepayment or repayment of existing indebtedness. The 2027 Credit Facility matures three years following the date of the initial funding of all or a portion of the applicable delayed draw term loan. As of September 30, 2026, the Company has not borrowed any funds under the 2027 Credit Facility.
We primarily utilize unsecured senior notes, term loan debt, and medium-term notes to meet our financing needs and we expect to continue to borrow funds at reasonable rates over the long term.
Our credit agreements and indentures governing certain debt securities contain various covenants. Violation of these covenants would limit or preclude the use of the credit agreements for future borrowings or could accelerate the maturity of the related outstanding borrowings. As of September 30, 2026, we are in compliance with all covenants set forth in our credit agreements and indentures.
Our goal is to maintain an investment-grade credit profile. The rating agencies periodically update our credit ratings as events occur. At September 30, 2026, the long-term credit ratings assigned to our senior debt securities were as follows:

Fitch Ratings	A-
Moody's Ratings	A3
S&P Global Ratings	BBB+

Refer to the cash flows from financing activities section and Note 13 to the consolidated financial statements for further discussion.
Capital Expenditures
We are targeting 2.5% of sales for capital expenditures for fiscal 2027 and have an annual long-term target of 2.0%. We will continue to prioritize capital expenditures related to safety, productivity and strategic investments.
Dividends
We declared a quarterly cash dividend of $2.00 per share on August 20, 2026, which was paid on September 11, 2026. Dividends have been paid for 305 consecutive quarters, including a yearly increase in dividends for 70 consecutive fiscal years. Additionally, we declared a quarterly cash dividend of $2.00 per share on October 28, 2026, payable on December 4, 2026.
Share Repurchases
On August 21, 2025, the Board of Directors approved an update to the number of shares available under our previous share repurchase authorization so that the aggregate number of shares available for repurchase as of such date was 20.0 million. There is no limitation on the number of shares that can be repurchased in a year and there is no expiration date for the program. As of September 30, 2026, 18.8 million shares remained available under the repurchase authorization. Refer to Note 10 to the consolidated financial statements for further discussion of share repurchases.
Strategic Acquisitions and Divestitures
Acquisitions will be considered from time to time to the extent there is a strong strategic fit, while at the same time maintaining our strong financial position. In addition, we will continue to assess our existing businesses and initiate efforts to divest businesses that are not considered to be a good long-term strategic fit for Parker.
On August 13, 2026, we completed the FGC acquisition for approximately $9.1 billion, net of cash acquired. On May 21, 2026, the Company announced that it entered into a definitive agreement to acquire CIRCOR Aerospace for approximately $2.55 billion in cash. The pending transaction is subject to customary closing conditions, including receipt of applicable regulatory approvals, and is expected to close during calendar year 2026. We expect to fund the acquisition of CIRCOR Aerospace with proceeds from the 2027 Credit Facility and cash. Refer to Notes 4 and 13 to the consolidated financial statements for further discussion.
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
Readers should consider these forward-looking statements in light of risk factors discussed in Parker’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 and other periodic filings made with the Securities and Exchange Commission.
The Company makes these statements as of the date of the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, and undertakes no obligation to update them unless otherwise required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
A substantial portion of our operations is conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Most of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from the translation of foreign currency-denominated assets and liabilities into U.S. dollars and from transactions denominated in a currency other than the subsidiary’s functional currency. We continue to manage the associated foreign currency transaction and translation risk using existing processes.
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
Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Further information on the fair value of these contracts is provided in Note 15 to the consolidated financial statements. Derivatives that are not designated as hedges are adjusted to fair value by recording gains and losses through the Consolidated Statements of Income. Derivatives that are designated as hedges are adjusted to fair value by recording gains and losses through accumulated other comprehensive loss in the Consolidated Balance Sheets until the hedged item is recognized in earnings. For cross-currency swap contracts measured using the spot method, the periodic interest settlements are recognized directly in earnings through interest expense. The translation of the foreign currency denominated debt that has been designated as a net investment hedge is recorded in accumulated other comprehensive loss and remains there until the underlying net investment is sold or substantially liquidated. A 10% change in foreign exchange rates related to our forward exchange contracts as of September 30, 2026 would affect earnings by approximately $146 million. A majority of the impact would be offset by changes in value from the remeasurement of the underlying items being hedged. Collectively, the forward exchange contracts and their associated hedged items do not create material market risk.
The Company’s debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. Our objective is to maintain a 60/40 mix between fixed rate and variable rate debt thereby limiting our exposure to changes in near-term interest rates. Based on the balance of variable rate debt at September 30, 2026, which consisted of commercial paper and borrowings under our term loan facility, a 100 basis point increase in near-term interest rates would increase annual interest expense by approximately $53 million.
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2026. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective.
The Company acquired FGC on August 13, 2026. As a result of the acquisition, management is in the process of integrating, evaluating and, where necessary, implementing changes in controls and procedures. Other than with respect to the acquisition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

From time to time we are involved in matters that involve governmental authorities as a party under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. We will report such matters that exceed, or that we reasonably believe may exceed, $1.0 million in monetary sanctions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Unregistered Sales of Equity Securities. Not applicable.
(b)Use of Proceeds. Not applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2026 through July 31, 2026	27,700	$963.01	27,700	18,822,151
August 1, 2026 through August 31, 2026	24,000	$1,029.34	24,000	18,798,151
September 1, 2026 through September 30, 2026	24,788	$952.89	24,788	18,773,363
Total:	76,488		76,488

(1)On August 21, 2025, the Board of Directors approved an update to the number of shares available under the Company's previous share repurchase authorization so that the aggregate number of shares available for repurchase as of such date was 20.0 million. There is no limitation on the number of shares that can be repurchased in a year and there is no expiration date for the program.

Item 5. Other Information
None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2026.

Item 6. Exhibits
The following documents are furnished as exhibits and are numbered pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

10(a)	Form of 2026 Parker-Hannifin Corporation Stock Appreciation Rights Award Agreement.*

10(b)	2026 Parker-Hannifin Corporation Stock Appreciation Rights Terms and Conditions.*

31(a)	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended September 30, 2026 and 2025, (ii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2026 and 2025, (iii) Consolidated Balance Sheets at September 30, 2026 and June 30, 2026, (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2026 and 2025, and (v) Notes to Consolidated Financial Statements for the three months ended September 30, 2026.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKER-HANNIFIN CORPORATION
(Registrant)

/s/ Todd M. Leombruno
Todd M. Leombruno
Executive Vice President and Chief Financial Officer

Date:	November 5, 2026